Form 10-Q
period 2010-06-30
RENAISSANCERE HOLDINGS LTD
filed 2010-07-28
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-14428

RENAISSANCERE HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-014-1974
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Renaissance House, 12 Crow Lane, Pembroke HM 19 Bermuda

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of July 26, 2010 was 54,864,228.

Total number of pages in this report: 98

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $697,771 and $3,513,183 at June 30, 2010 and December 31, 2009, respectively)	$725,730	$3,559,197
Fixed maturity investments trading, at fair value
(Amortized cost $3,822,606 and $747,983 at June 30, 2010 and December 31, 2009, respectively)	3,847,759	736,595
Short term investments, at fair value	792,308	1,002,306
Other investments, at fair value	782,345	858,026
Investments in other ventures, under equity method	86,448	97,287

Total investments	6,234,590	6,253,411
Cash and cash equivalents	285,054	260,716
Premiums receivable	1,021,496	589,827
Ceded reinsurance balances	276,296	91,852
Losses recoverable	179,841	194,241
Accrued investment income	34,649	31,928
Deferred acquisition costs	100,725	61,870
Receivable for investments sold	153,923	7,431
Other secured assets	17,418	27,730
Other assets	174,924	205,347
Goodwill and other intangibles	74,143	76,688

Total assets	$8,553,059	$7,801,041

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,682,083	$1,702,006
Reserve for unearned premiums	994,990	446,649
Debt	549,109	300,000
Reinsurance balances payable	406,891	381,548
Payable for investments purchased	202,562	59,236
Other secured liabilities	17,500	27,500
Other liabilities	217,141	256,669

Total liabilities	4,070,276	3,173,608

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	707,541	786,647

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	54,872	61,745
Additional paid-in capital	—	—
Accumulated other comprehensive income	22,153	41,438
Retained earnings	3,048,217	3,087,603

Total shareholders’ equity	3,775,242	3,840,786

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$8,553,059	$7,801,041

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2010 and 2009

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues
Gross premiums written	$841,506	$855,172	$1,404,971	$1,453,473

Net premiums written	$552,562	$631,370	$968,545	$1,078,206
Increase in unearned premiums	(226,040)	(251,553)	(363,897)	(396,641)

Net premiums earned	326,522	379,817	604,648	681,565
Net investment income	27,607	114,293	94,788	156,419
Net foreign exchange losses	(609)	(4,162)	(11,951)	(14,317)
Equity in earnings of other ventures	3,160	5,432	5,316	7,168
Other loss	(3,094)	(3,656)	(8,825)	(18,451)
Net realized and unrealized gains on fixed maturity investments	71,106	18,889	119,704	41,015
Total other-than-temporary impairments	(798)	(5,289)	(831)	(24,311)
Portion recognized in other comprehensive income, before taxes	2	3,456	2	3,456

Net other-than-temporary impairments	(796)	(1,833)	(829)	(20,855)

Total revenues	423,896	508,780	802,851	832,544

Expenses
Net claims and claim expenses incurred	47,667	66,823	126,724	153,020
Acquisition expenses	39,944	52,495	84,619	97,099
Operational expenses	50,376	46,865	114,927	86,622
Corporate expenses	4,824	6,339	10,383	12,927
Interest expense	6,206	4,200	9,362	8,336

Total expenses	149,017	176,722	346,015	358,004

Income before taxes	274,879	332,058	456,836	474,540
Income tax (expense) benefit	(2,148)	(652)	2,067	200

Net income	272,731	331,406	458,903	474,740
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(51,915)	(49,652)	(62,465)	(85,127)

Net income attributable to RenaissanceRe	220,816	281,754	396,438	389,613
Dividends on preference shares	(10,575)	(10,575)	(21,150)	(21,150)

Net income available to RenaissanceRe common shareholders	$210,241	$271,179	$375,288	$368,463

Net income available to RenaissanceRe common shareholders per common share - basic	$3.69	$4.35	$6.42	$5.94

Net income available to RenaissanceRe common shareholders per common share - diluted	$3.66	$4.32	$6.37	$5.90

Dividends per common share	$0.25	$0.24	$0.50	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2010 and 2009

(in thousands of United States Dollars)

(Unaudited)

	Six months ended
	June 30, 2010	June 30, 2009
Preference shares
Balance - January 1	$650,000	$650,000
Repurchase of shares	—	—

Balance - June 30	650,000	650,000

Common shares
Balance - January 1	61,745	61,503
Repurchase of shares	(7,417)	—
Exercise of options and issuance of restricted stock and awards	544	842

Balance - June 30	54,872	62,345

Additional paid-in capital
Balance - January 1	—	—
Repurchase of shares	(17,979)	—
Change in redeemable noncontrolling interest - DaVinciRe	5,267	3,505
Exercise of options and issuance of restricted stock and awards	12,712	15,095

Balance - June 30	—	18,600

Accumulated other comprehensive income
Balance - January 1	41,438	75,387
Cumulative effect of change in accounting principle, net of taxes (1)	—	(76,198)
Change in net unrealized gains (losses) on investments	(19,283)	16,332
Portion of other-than-temporary impairments recognized in other comprehensive income	(2)	(3,456)

Balance - June 30	22,153	12,065

Retained earnings
Balance - January 1	3,087,603	2,245,853
Cumulative effect of change in accounting principle, net of taxes (1)	—	76,198
Net income	458,903	474,740
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(62,465)	(85,127)
Repurchase of shares	(385,939)	—
Dividends on common shares	(28,735)	(29,922)
Dividends on preference shares	(21,150)	(21,150)

Balance - June 30	3,048,217	2,660,592

Total shareholders’ equity	$3,775,242	$3,403,602

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by the Investments - Debt and Equity Securities Topic of the FASB ASC.

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2010 and 2009

(in thousands of United States Dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Comprehensive income
Net income	$272,731	$331,406	$458,903	$474,740
Change in net unrealized gains on fixed maturity investments available for sale	(10,178)	22,294	(19,107)	15,922
Portion of other-than-temporary impairments recognized in other comprehensive income	(2)	(3,456)	(2)	(3,456)

Comprehensive income	262,551	350,244	439,794	487,206
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(51,915)	(49,652)	(62,465)	(85,127)
Change in net unrealized gains on investments attributable to redeemable noncontrolling interest - DaVinciRe	1,562	(105)	(176)	410

Comprehensive income attributable to redeemable noncontrolling interest - DaVinciRe	(50,353)	(49,757)	(62,641)	(84,717)

Comprehensive income attributable to RenaissanceRe	$212,198	$300,487	$377,153	$402,489

Disclosure regarding net unrealized gains
Total realized and net unrealized holding (losses) gains on fixed maturity investments available for sale and net other-than-temporary impairments	$7,412	$39,245	$41,616	$36,492
Net realized gains (losses) on fixed maturity investments available for sale	(16,824)	(18,889)	(61,728)	(41,015)
Net other-than-temporary impairments recognized in earnings	796	1,833	829	20,855

Change in net unrealized gains on fixed maturity investments available for sale	$(8,616)	$22,189	$(19,283)	$16,332

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(in thousands of United States dollars)

(Unaudited)

	Six months ended
	June 30, 2010	June 30 2009
Cash flows provided by operating activities

Net income	$458,903	$474,740

Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	26,703	(1,604)
Equity in undistributed losses of other ventures	7,601	4,619
Net realized and unrealized gains on fixed maturity investments	(119,704)	(41,015)
Net other-than-temporary impairments	829	20,855
Net unrealized gains included in net investment income	(5,693)	(52,283)
Net unrealized losses included in other loss	13,212	6,263
Change in:
Premiums receivable	(431,669)	(506,036)
Ceded reinsurance balances	(184,444)	(162,206)
Deferred acquisition costs	(38,855)	(32,932)
Reserve for claims and claim expenses, net	(5,523)	(189,776)
Reserve for unearned premiums	548,341	558,847
Reinsurance balances payable	25,343	184,036
Other	(6,526)	(50,814)

Net cash provided by operating activities	288,518	212,694

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of investments available for sale	3,158,885	4,390,895
Purchases of investments available for sale	(316,717)	(5,585,341)
Proceeds from sales and maturities of investments trading	3,583,799	—
Purchases of investments trading	(6,621,127)	—
Net sales of short term investments	209,998	1,097,874
Net sales of other investments	66,639	46,342
Net sales (purchases) of other assets	2,729	(1,157)

Net cash provided by (used in) investing activities	84,206	(51,387)

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(28,735)	(29,922)
Dividends paid - preference shares	(21,150)	(21,150)
RenaissanceRe common share repurchases	(411,335)	—
Third party DaVinciRe share transactions	(131,370)	(123,718)
Reverse repurchase agreement	—	(50,042)
Issuance of 5.75% Senior Notes	249,046	—

Net cash used in financing activities	(343,544)	(224,832)

Effect of exchange rate changes on foreign currency cash	(4,842)	(1,234)

Net increase (decrease) in cash and cash equivalents	24,338	(64,759)

Cash and cash equivalents, beginning of period	260,716	274,692

Cash and cash equivalents, end of period	$285,054	$209,933

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

•

The Company, through Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (“REAL”), provides certain derivative-based risk management products primarily to its clients to address weather and energy risk. The Company also engages in hedging and trading activities related to those transactions and provides fee-based consulting services.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

NOTE 2.	CEDED REINSURANCE

The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses, generally in excess of various retentions or on a proportional basis. The earned reinsurance premiums ceded were $134.5 million and $122.9 million for the three months ended June 30, 2010 and 2009, respectively, and $252.0 million and $213.1 million for the six months ended June 30, 2010 and 2009, respectively. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. Total reinsurance recoveries netted against claims and claim expenses incurred were $30.2 million and $53.2 million for the three months ended June 30, 2010 and 2009, respectively, and $65.1 million for both the six months ended June 30, 2010 and 2009. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.

NOTE 3.	EARNINGS PER SHARE

The Company accounts for its weighted average shares in accordance with FASB ASC Topic Earnings per Share. Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants.

The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009:

Three months ended June 30,	2010	2009
(in thousands of U.S. dollars, except per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$210,241	$271,179
Amount allocated to participating common shareholders (1)	(5,322)	(6,007)

	$204,919	$265,172

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	55,538	60,963

Per common share equivalents of employee stock options and restricted shares	506	359

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	56,044	61,322

Basic income per RenaissanceRe common share	$3.69	$4.35

Diluted income per RenaissanceRe common share	$3.66	$4.32

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and for the three months ended June 30, 2010, the 2010 Performance-Based Equity Incentive Plan.

Six months ended June 30,	2010	2009
(in thousands of U.S. dollars, except per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$375,288	$368,463
Amount allocated to participating common shareholders (1)	(9,486)	(7,424)

	$365,802	$361,039

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	56,972	60,799

Per common share equivalents of employee stock options and restricted shares	493	356

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	57,465	61,155

Basic income per RenaissanceRe common share	$6.42	$5.94

Diluted income per RenaissanceRe common share	$6.37	$5.90

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and for the six months ended June 30, 2010, the 2010 Performance-Based Equity Incentive Plan.

NOTE 4.	DIVIDENDS AND COMMON SHARE REPURCHASES

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.25 per common share to shareholders of record on each of March 15, 2010 and June 15, 2010.

On May 18, 2010, the Board of Directors approved an increase in the Company’s authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company repurchased 7.4 million shares in open market transactions during the six months ended June 30, 2010, at an aggregate cost of $411.3 million and at an average share price of $55.44. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

A summary of the significant components of the Company’s revenues and expenses for the three and six months ended June 30, 2010 and 2009 is as follows:

Three months ended June 30, 2010	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$531,358	$331,224	$(21,076)	$—	$841,506

Net premiums written	$351,330	$201,232		—	$552,562

Net premiums earned	$214,853	$111,669		—	$326,522
Net claims and claim expenses incurred	(22,580)	70,247		—	47,667
Acquisition expenses	21,113	18,831		—	39,944
Operational expenses	34,822	15,554		—	50,376

Underwriting income	$181,498	$7,037		—	188,535

Net investment income				27,607	27,607
Equity in earnings of other ventures				3,160	3,160
Other loss				(3,094)	(3,094)
Interest and preference share dividends				(16,781)	(16,781)
Redeemable noncontrolling interest - DaVinciRe				(51,915)	(51,915)
Other items, net				(7,581)	(7,581)
Net realized and unrealized gains on fixed maturity investments				71,106	71,106
Net other-than-temporary impairments				(796)	(796)

Net income available to RenaissanceRe common shareholders				$21,706	$210,241

Net claims and claim expenses incurred - current accident year	$58,808	$75,274			$134,082
Net claims and claim expenses incurred - prior accident years	(81,388)	(5,027)			(86,415)

Net claims and claim expenses incurred - total	$(22,580)	$70,247			$47,667

Net claims and claim expense ratio - current accident year	27.4%	67.4%			41.1%
Net claims and claim expense ratio - prior accident years	(37.9%)	(4.5%)			(26.5%)

Net claims and claim expense ratio - calendar year	(10.5%)	62.9%			14.6%
Underwriting expense ratio	26.0%	30.8%			27.7%

Combined ratio	15.5%	93.7%			42.3%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

Three months ended June 30, 2009	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$555,632	$298,731	$809	$—	$855,172

Net premiums written	$394,981	$236,389		—	$631,370

Net premiums earned	$227,912	$151,905		—	$379,817
Net claims and claim expenses incurred	(40,789)	107,612		—	66,823
Acquisition expenses	21,136	31,359		—	52,495
Operational expenses	35,189	11,676		—	46,865

Underwriting income	$212,376	$1,258		—	213,634

Net investment income				114,293	114,293
Equity in earnings of other ventures				5,432	5,432
Other loss				(3,656)	(3,656)
Interest and preference share dividends				(14,775)	(14,775)
Redeemable noncontrolling interest - DaVinciRe				(49,652)	(49,652)
Other items, net				(11,153)	(11,153)
Net realized gains on investments				18,889	18,889
Net other-than-temporary impairments				(1,833)	(1,833)

Net income available to RenaissanceRe common shareholders				$57,545	$271,179

Net claims and claim expenses incurred - current accident year	$55,575	$117,465			$173,040
Net claims and claim expenses incurred - prior accident years	(96,364)	(9,853)			(106,217)

Net claims and claim expenses incurred - total	$(40,789)	$107,612			$66,823

Net claims and claim expense ratio - current accident year	24.4%	77.3%			45.6%
Net claims and claim expense ratio - prior accident years	(42.3%)	(6.5%)			(28.0%)

Net claims and claim expense ratio - calendar year	(17.9%)	70.8%			17.6%
Underwriting expense ratio	24.7%	28.4%			26.2%

Combined ratio	6.8%	99.2%			43.8%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

Six months ended June 30, 2010	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,043,750	$383,104	$(21,883)	$—	$1,404,971

Net premiums written	$753,639	$214,906		—	$968,545

Net premiums earned	$464,893	$139,755		—	$604,648
Net claims and claim expenses incurred	78,954	47,770		—	126,724
Acquisition expenses	44,931	39,688		—	84,619
Operational expenses	74,973	39,954		—	114,927

Underwriting income	$266,035	$12,343		—	278,378

Net investment income				94,788	94,788
Equity in earnings of other ventures				5,316	5,316
Other loss				(8,825)	(8,825)
Interest and preference share dividends				(30,512)	(30,512)
Redeemable noncontrolling interest - DaVinciRe				(62,465)	(62,465)
Other items, net				(20,267)	(20,267)
Net realized and unrealized gains on fixed maturity investments				119,704	119,704
Net other-than-temporary impairments				(829)	(829)

Net income available to RenaissanceRe common shareholders				$96,910	$375,288

Net claims and claim expenses incurred - current accident year	$265,559	$109,279			$374,838
Net claims and claim expenses incurred - prior accident years	(186,605)	(61,509)			(248,114)

Net claims and claim expenses incurred - total	$78,954	$47,770			$126,724

Net claims and claim expense ratio - current accident year	57.1%	78.2%			62.0%
Net claims and claim expense ratio - prior accident years	(40.1%)	(44.0%)			(41.0%)

Net claims and claim expense ratio - calendar year	17.0%	34.2%			21.0%
Underwriting expense ratio	25.8%	57.0%			33.0%

Combined ratio	42.8%	91.2%			54.0%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

Six months ended June 30, 2009	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,088,548	$363,880	$1,045	$—	$1,453,473

Net premiums written	$809,768	$268,438		—	$1,078,206

Net premiums earned	$453,883	$227,682		—	$681,565
Net claims and claim expenses incurred	(24,218)	177,238		—	153,020
Acquisition expenses	40,157	56,942		—	97,099
Operational expenses	64,304	22,318		—	86,622

Underwriting income (loss)	$373,640	$(28,816)		—	344,824

Net investment income				156,419	156,419
Equity in earnings of other ventures				7,168	7,168
Other loss				(18,451)	(18,451)
Interest and preference share dividends				(29,486)	(29,486)
Redeemable noncontrolling interest - DaVinciRe				(85,127)	(85,127)
Other items, net				(27,044)	(27,044)
Net realized gains on investments				41,015	41,015
Net other-than-temporary impairments				(20,855)	(20,855)

Net income available to RenaissanceRe common shareholders				$23,639	$368,463

Net claims and claim expenses incurred - current accident year	$96,881	$155,094			$251,975
Net claims and claim expenses incurred - prior accident years	(121,099)	22,144			(98,955)

Net claims and claim expenses incurred - total	$(24,218)	$177,238			$153,020

Net claims and claim expense ratio - current accident year	21.3%	68.1%			37.0%
Net claims and claim expense ratio - prior accident years	(26.6%)	9.7%			(14.5%)

Net claims and claim expense ratio - calendar year	(5.3%)	77.8%			22.5%
Underwriting expense ratio	23.0%	34.9%			26.9%

Combined ratio	17.7%	112.7%			49.4%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

NOTE 6.	INVESTMENTS

Fixed Maturity Investments Available For Sale

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale at June 30, 2010 and December 31, 2009:

		Included in Accumulated Other Comprehensive Income
At June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
U.S. treasuries	$12,665	$654	$—	$13,319	$—
Agencies	15,765	567	—	16,332	—
Non-U.S. government (Sovereign debt)	32,718	3,247	(363)	35,602	—
FDIC guaranteed corporate	167,339	2,714	—	170,053	—
Non-U.S. government-backed corporate	38,894	776	—	39,670	—
Corporate	181,541	9,705	(826)	190,420	(2,137)
Agency mortgage-backed	46,769	2,137	(6)	48,900	—
Non-agency mortgage-backed	27,346	3,096	(64)	30,378	(2,227)
Commercial mortgage-backed	126,415	5,272	(218)	131,469	—
Asset-backed	48,319	1,339	(71)	49,587	(598)

Total	$697,771	$29,507	$(1,548)	$725,730	$(4,962)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in Accumulated Other Comprehensive Income
At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
U.S. treasuries	$599,930	$691	$(2,689)	$597,932	$—
Agencies	164,071	1,627	(121)	165,577	—
Non-U.S. government (Sovereign debt)	171,137	8,706	(557)	179,286	(88)
FDIC guaranteed corporate	850,193	6,175	(380)	855,988	—
Non-U.S. government-backed corporate	248,888	1,557	(1,699)	248,746	—
Corporate	811,304	32,128	(4,556)	838,876	(4,659)
Agency mortgage-backed	289,433	4,521	(1,526)	292,428	—
Non-agency mortgage-backed	35,071	1,888	(576)	36,383	(2,949)
Commercial mortgage-backed	253,713	2,183	(4,424)	251,472	—
Asset-backed	89,443	3,598	(532)	92,509	(1,531)

Total fixed maturity investments available for sale	$3,513,183	$63,074	$(17,060)	$3,559,197	$(9,227)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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

The following table summarizes the fair value of fixed maturity investments trading at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
(in thousands of U.S. dollars)
U.S. treasuries	$1,445,933	$320,225
Agencies	155,173	—
Non-U.S. government (Sovereign debt)	89,864	18,773
FDIC guaranteed corporate	340,980	—
Non-U.S. government-backed corporate	371,233	—
Corporate	1,237,063	296,628
Agency mortgage-backed	139,541	100,969
Non-agency mortgage-backed securities	6,282	—
Commercial mortgage-backed securities	61,690	—

Total fixed maturity investments trading, at fair value	$3,847,759	$736,595

Contractual maturities of fixed maturity investments are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Trading		Total Fixed Maturity Investments
At June 30, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands of U.S. dollars)
Due in less than one year	$20,815	$21,051	$1,997	$1,999	$22,812	$23,050
Due after one through five years	318,707	328,366	2,787,676	2,804,908	3,106,383	3,133,274
Due after five through ten years	88,879	93,155	718,360	719,484	807,239	812,639
Due after ten years	20,521	22,824	109,890	113,855	130,411	136,679
Mortgage-backed	200,530	210,747	204,683	207,513	405,213	418,260
Asset-backed	48,319	49,587	—	—	48,319	49,587

Total	$697,771	$725,730	$3,822,606	$3,847,759	$4,520,377	$4,573,489

Net Investment Income

The components of net investment income are as follows:

Three months ended June 30,	2010	2009
(in thousands of U.S. dollars)
Fixed maturity investments	$27,742	$40,007
Short term investments	2,458	2,741
Other investments
Hedge funds and private equity investments	8,188	12,327
Other	(8,184)	61,740
Cash and cash equivalents	65	157

	30,269	116,972
Investment expenses	(2,662)	(2,679)

Net investment income	$27,607	$114,293

Six months ended June 30,	2010	2009
(in thousands of U.S. dollars)
Fixed maturity investments	$56,385	$79,134
Short term investments	4,742	5,812
Other investments
Hedge funds and private equity investments	25,724	(7,414)
Other	13,034	83,561
Cash and cash equivalents	131	530

	100,016	161,623
Investment expenses	(5,228)	(5,204)

Net investment income	$94,788	$156,419

Net realized gains on the sale of investments are determined on the basis of the first in, first out cost method and for fixed maturity investments available for sale include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. During the fourth quarter of 2009, the Company started designating upon acquisition, certain fixed maturity investments as trading. As a result, unrealized gains (losses) on fixed maturity investments designated as trading, are recorded in net realized and unrealized gains (losses) on the Company’s consolidated statement of operations. Unrealized gains (losses) on the Company’s fixed maturity investments available for sale, are recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet.

The Company’s net realized and unrealized gains on fixed maturity investments and net other-than-temporary impairments are as follows:

Three months ended June 30,	2010	2009
(in thousands of U.S. dollars)
Gross realized gains	$29,058	$33,213
Gross realized losses	(5,962)	(14,324)

Net realized gains on fixed maturity investments	23,096	18,889
Net unrealized gains on fixed maturity investments, trading	48,010	—

Net realized and unrealized gains on fixed maturity investments	$71,106	$18,889

Total other-than-temporary impairments	$(798)	$(5,289)
Portion recognized in other comprehensive income, before taxes	2	3,456

Net other-than-temporary impairments	$(796)	$(1,833)

Six months ended June 30,	2010	2009
(in thousands of U.S. dollars)
Gross realized gains	$77,945	$64,636
Gross realized losses	(11,132)	(23,621)

Net realized gains on fixed maturity investments	66,813	41,015
Net unrealized gains on fixed maturity investments, trading	52,891	—

Net realized and unrealized gains on fixed maturity investments	$119,704	$41,015

Total other-than-temporary impairments	$(831)	$(24,311)
Portion recognized in other comprehensive income, before taxes	2	3,456

Net other-than-temporary impairments	$(829)	$(20,855)

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
U.S. treasuries	$—	$—	$—	$—	$—	$—
Agencies	—	—	—	—	—	—
Non-U.S. government (Sovereign debt)	5,967	(353)	110	(10)	6,077	(363)
FDIC guaranteed corporate	—	—	—	—	—	—
Non-U.S. government-backed corporate	—	—	—	—	—	—
Corporate	18,946	(607)	1,936	(219)	20,882	(826)
Agency mortgage-backed	531	(6)	—	—	531	(6)
Non-agency mortgage-backed	421	(9)	1,352	(55)	1,773	(64)
Commercial mortgage-backed	19,381	(114)	11,082	(104)	30,463	(218)
Asset-backed	9,565	(53)	3,195	(18)	12,760	(71)

Total	$54,811	$(1,142)	$17,675	$(406)	$72,486	$(1,548)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
U.S. treasuries	$551,203	$(2,689)	$—	$—	$551,203	$(2,689)
Agencies	75,537	(121)	—	—	75,537	(121)
Non-U.S. government (Sovereign debt)	39,119	(540)	209	(17)	39,328	(557)
FDIC guaranteed corporate	156,989	(380)	—	—	156,989	(380)
Non-U.S. government-backed corporate	106,971	(1,699)	—	—	106,971	(1,699)
Corporate	253,828	(4,069)	7,893	(487)	261,721	(4,556)
Agency mortgage-backed	156,288	(1,348)	3,818	(178)	160,106	(1,526)
Non-agency mortgage-backed	2,558	(54)	9,120	(522)	11,678	(576)
Commercial mortgage-backed	77,796	(1,089)	32,184	(3,335)	109,980	(4,424)
Asset-backed	4,605	(18)	14,407	(514)	19,012	(532)

Total	$1,424,894	$(12,007)	$67,631	$(5,053)	$1,492,525	$(17,060)

At June 30, 2010, the Company held 33 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater and does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its investments for the six months ended June 30, 2010 and 2009, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

At June 30, 2010, $1.3 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s principal letter of credit facility. Of this amount, $61.4 million are on deposit, or in trust accounts for the benefit of U.S. state regulatory authorities.

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

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the six months ended June 30, 2010, the Company recognized $nil, of other-than-temporary impairments due to the Company’s intent to sell these securities as of June 30, 2010.

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2010, the Company recognized $nil of other-than-temporary impairments due to required sales.

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three and six months ended June 30, 2010, the Company recognized $0.8 million and $0.8 million, respectively, of credit related other-than-temporary impairments which were recognized in earnings and $2 thousand and $2 thousand, respectively, related to other factors.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2010:

Three months ended June 30, 2010
(in thousands of U.S. dollars)
Balance - April 1	$4,064
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	39
Reductions:
Securities sold during the period	(505)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance - June 30	$3,598

Six months ended June 30, 2010
(in thousands of U.S. dollars)
Balance - January 1	$9,987
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	70
Reductions:
Securities sold during the period	(6,459)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance - June 30	$3,598

NOTE 7.	FAIR VALUE MEASUREMENTS

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)
Fixed maturity investments
U.S. treasuries	$1,459,252	$1,459,252	$—	$—
Agencies	171,505	—	171,505	—
Non-U.S. government (Sovereign debt)	125,466	—	125,466	—
FDIC guaranteed corporate	511,033	—	511,033	—
Non-U.S. government-backed corporate	410,903	—	410,903	—
Corporate	1,427,483	—	1,427,483	—
Agency mortgage-backed	188,441	—	188,441	—
Non-agency mortgage-backed	36,660	—	36,660	—
Commercial mortgage-backed	193,159	—	193,159	—
Asset-backed	49,587	—	49,587	—

Total fixed maturity investments	4,573,489	1,459,252	3,114,237	—
Short term investments	792,308	—	792,308	—
Other investments
Private equity partnerships	298,306	—	—	298,306
Catastrophe bonds	183,793	—	183,569	224
Senior secured bank loan funds	167,132	—	150,999	16,133
Non-U.S. fixed income funds	66,190	—	66,190	—
Hedge funds	43,639	—	43,639	—
Miscellaneous other investments	23,285	—	23,285	—

Total other investments	782,345	—	467,682	314,663

Other secured assets	17,418	—	17,418	—

Other assets and (liabilities)
Platinum warrants	29,506	—	29,506	—
Weather and energy risk management operations	1,196	1,695	—	(499)
Assumed and ceded (re)insurance contracts	(3,643)	—	—	(3,643)
Derivatives	(363)	(776)	413	—
Other	14,590	(1,597)	—	16,187

Total other assets and (liabilities)	41,286	(678)	29,919	12,045

	$6,206,846	$1,458,574	$4,421,564	$326,708

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

U.S. treasuries

At June 30, 2010, the Company’s U.S. treasuries fixed maturity investments had a weighted average yield to maturity of 1.3%, a weighted average credit quality of AAA, and are primarily priced by pricing vendors. When pricing these securities, the vendor may utilize daily data from many real time market sources, including active broker dealers, as such, the Company considers its U.S. treasuries fixed maturity investments Level 1. All data sources are constantly reviewed for accuracy to ensure the most reliable price source is used for each issue and maturity date.

Agencies

At June 30, 2010, the Company’s agencies fixed maturity investments had a weighted average yield to maturity of 0.9% and a weighted average credit quality of AAA. The issuers of the Company’s agencies fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies, are primarily priced by pricing vendors. When evaluating these securities, the vendor may gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The dollar value for each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. The Company considers its agencies fixed maturity investments Level 2.

Non-U.S. government (Sovereign debt)

Non-U.S. government fixed maturity investments held by the Company at June 30, 2010, had a weighted average yield to maturity of 3.6% and a weighted average credit quality of AA. The issuers for securities in this sector are generally non-U.S. governments and agencies as well as supranational organizations. Securities held in these sectors, are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor may then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor may also utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. The Company considers its non-U.S. government fixed maturity investments Level 2.

FDIC guaranteed corporate

The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average yield to maturity of 0.7% and a weighted average credit quality of AAA at June 30, 2010. The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments, are primarily priced by pricing vendors. When evaluating these securities, the vendor may gather information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor may also consider the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve. The Company considers its FDIC guaranteed corporate fixed maturity investments Level 2.

Non-U.S. government-backed corporate

Non-U.S. government-backed corporate fixed maturity investments are considered Level 2 by the Company and had a weighted average yield to maturity of 1.8% and a weighted average credit quality of AAA at June 30, 2010. Non-U.S. government-backed fixed maturity investments are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor may then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor may also utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate

At June 30, 2010, the Company’s corporate fixed maturity investments had a weighted average yield to maturity of 3.7% and a weighted average credit quality of A, and principally consist of U.S. and international corporations. The Company’s corporate fixed maturity investments are primarily priced by pricing vendors, and are considered Level 2 by the Company. When evaluating these securities, the vendor may gather information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor may also consider the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve.

Agency mortgage-backed

At June 30, 2010, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 2.6%, a weighted average credit quality of AAA and a weighted average life of 3.1 years. The majority of the Company’s agency mortgage-backed fixed maturity investments held at June 30, 2010 are from vintage years 2009 and prior. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market. The vendor model may also utilize additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations may also be corroborated by daily active market quotes. The Company considers its agency mortgage-backed fixed maturity investments Level 2.

Non-agency mortgage-backed

The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments, and considers these fixed maturity investments Level 2. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At June 30, 2010, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average yield to maturity of 4.9%, a weighted average credit quality of AA and a weighted average life of 2.9 years. The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2010, have a weighted average yield to maturity of 7.5%, a weighted average credit quality of AA, a weighted average life of 3.9 years, and are from vintage years 2005 and prior. Securities held in these sectors, are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market. The vendor model may also utilize additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations may also be corroborated by daily active market quotes.

Commercial mortgage-backed

The Company’s commercial mortgage-backed fixed maturity investments held at June 30, 2010 have a weighted average yield to maturity of 3.5%, a weighted average credit quality of AA and a weighted average life of 3.7 years. Securities held in these sectors, are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor may apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve, swap curve and TBA values as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Asset-backed

At June 30, 2010, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.2%, a weighted average credit quality of AAA and a weighted average life of 3.2 years. The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, automobile loans and credit card receivables. Securities held in these sectors, are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor may apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve, swap curve and TBA values as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Short term investments

Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.

Other Investments

Private equity partnerships

Included in the Company’s investments in private equity partnerships at June 30, 2010 are alternative asset limited partnerships that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; oil, gas and power; and secondaries. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to, and as a result, is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers.

Catastrophe bonds

The Company’s other investments include investments in catastrophe bonds which are recorded at fair value based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. As such, the Company considers its catastrophe bonds Level 2.

Senior secured bank loan funds

At June 30, 2010, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair values of the Company’s senior secured bank loan funds are estimated using the net asset value per share of the funds. Investments of $151.0 million are redeemable, in whole or in part, on a monthly basis, and are valued at the net asset value of the fund and are considered Level 2. In addition, the Company has a $16.1 million investment in a bank loan fund for which it has no right to redeem its investment in advance of dissolution of the fund. Instead, the nature of this investment is that distributions are received by the Company in connection with the liquidation of the underlying assets of the fund. The Company’s investment in this bank loan fund is valued using monthly net asset valuations received from the investment manager. The underlying investments in this bank loan fund are relatively liquid and prices can be obtained on a daily basis. However, the lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The management of the senior secured bank loan funds which previously could generally not be redeemed has restructured these investments during 2010 to a fund structure which would liquidate in the near term, and the Company has elected to transfer its investment to the new fund structure. Subsequently, the Company has received $84.3 million in distributions from the new fund structure.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended June 30, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)
Balance — April 1	$393,388	$6,831	$400,219

Total net unrealized (losses) gains
Included in net investment income	(5,724)	—	(5,724)
Included in other loss	—	9,542	9,542

Total net realized gains
Included in net investment income	—	—	—
Included in other loss	—	7,350	7,350

Total net foreign exchange losses	(1,051)	(217)	(1,268)

Net purchases, issuances, and settlements	(71,950)	(11,461)	(83,411)
Net transfers in and/or out of Level 3	—	—	—

Balance — June 30	$314,663	$12,045	$326,708

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six months ended June 30, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)
Balance — January 1	$393,913	$3,567	$397,480

Total net unrealized losses
Included in net investment income	3,167	—	3,167
Included in other loss	—	(594)	(594)

Total net realized gains
Included in net investment income	—	—	—
Included in other loss	—	14,965	14,965

Total net foreign exchange losses	(3,266)	(701)	(3,967)

Net purchases, issuances, and settlements	(79,151)	(5,192)	(84,343)
Net transfers in and/or out of Level 3	—	—	—

Balance — June 30	$314,663	$12,045	$326,708

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $0.2 million and $0.7 million, respectively, at June 30, 2010 (December 31, 2009 – $2.2 million and $nil, respectively). During the three and six months ended June 30, 2010, the Company recorded losses of $0.9 million and $2.3 million, respectively, which are included in other loss and represent changes in the fair value of these contracts (June 30, 2009 – $6.5 million and $7.4 million, respectively).

Insurance Contracts Accounted for at Fair Value

The Company enters into certain insurance contracts that are accounted for at fair value under the fair value option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other liabilities and totaled $3.1 million at June 30, 2010 (December 31, 2009 – $13.5 million). During the three and six months ended June 30, 2010, the Company recorded unrealized gains of $0.6 million and unrealized losses of $0.6 million, respectively (June 30, 2009 – unrealized gains of $8 thousand and $0.1 million, respectively), and realized losses of $43 thousand and realized gains of $1.9 million, respectively (June 30, 2009 – realized losses of $nil and $30 thousand, respectively) which are included in other loss and represent changes in the fair value and realized gains of these contracts.

Weather and Energy Transactions Accounted for at Fair Value

Through the business conducted by Renaissance Trading on a regular basis and otherwise from time to time, the Company enters into certain weather and energy insurance type contracts through its trading activities that it has elected to account for at fair value under the fair value option. These contracts are recorded on the Company’s balance sheet in other liabilities and totaled $1.2 million at June 30, 2010 (December 31, 2009 – $0.5 million). During the three and six months ended June 30, 2010, the Company recorded unrealized gains of $2.5 million and $2.5 million, respectively, which are included in other loss and represent changes in the fair value of these contracts (June 30, 2009 – $nil and $nil, respectively).

Senior Notes

In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At June 30, 2010, the fair value of the 5.875% Senior Notes was $104.5 million (December 31, 2009 – $103.7 million).

In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At June 30, 2010, the fair value of the 5.75% Senior Notes was $248.0 million.

The fair value of RenaissanceRe’s 5.875% Senior Notes and RRNAH’s 5.75% Senior Notes is determined using indicative market pricing obtained from third-party service providers.

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

(in thousands of U.S. dollars)	June 30, 2010	December 31, 2009
Other investments	$782,345	$858,026

Other secured assets	$17,418	$27,730

Other assets and (liabilities) (1)	$12,543	$9,102

(1)	Balance at June 30, 2010 includes $16.4 million of other assets and $3.8 million of other liabilities. Balance at December 31, 2009 includes $22.6 million of other assets and $13.5 million of other liabilities.

Included in net investment income for the three and six months ended June 30, 2010 is $(19.2) million and $5.7 million, respectively, of net unrealized (losses) gains related to the changes in fair value of other investments (June 30, 2009 – $69.3 million and $52.3 million, respectively, of net unrealized gains). Net unrealized losses related to the changes in the fair value of other secured assets recorded in other loss was $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively (June 30, 2009 – net unrealized gains of $0.2 million and $0.1 million, respectively). Net unrealized gains (losses) related to the changes in the fair value of other assets and liabilities recorded in other loss was $0.4 million and $(1.6) million for the three and six months ended June 30, 2010, respectively (June 30, 2009 – net unrealized losses of $0.7 million and $0.2 million, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At June 30, 2010	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands of U.S. dollars)
Private equity partnerships	$298,306	$162,017	See below	See below
Senior secured bank loan funds	167,132	—	See below	See below
Non-U.S. fixed income funds	66,190	—	Monthly, bi-monthly	5 - 20 days
Hedge funds	43,639	—	Annually, bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$575,267	$162,017

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

Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $151.0 million are redeemable, in whole or in part, on a monthly basis. Currently, the Company generally has no right to redeem its remaining $16.1 million investment in bank loan funds in advance of dissolution of the applicable funds. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable fund. If these investments were held, it is estimated that the majority of the underlying assets of the funds would liquidate over 6 to 8 years. The management of the senior secured bank loan funds which previously could generally not be redeemed has restructured these investments during 2010 to a fund structure which would liquidate in the near term, and the Company has elected to transfer its investment to the new fund structure. Subsequently, the Company has received $84.3 million in distributions from the new fund structure.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds, non-U.S. convertible securities and high income convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Investments of $38.3 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $27.9 million can generally only be redeemed by the Company at a rate of 10% per month. These investments may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies without limiting itself to a pre-defined strategy or set of strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; credit, distressed credit and structured credit investments and arbitrage; capital structure arbitrage; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Included in the Company’s hedge fund investments is $10.0 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 8.	REDEEMABLE NONCONTROLLING INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the three and six months ended June 30, 2010 and 2009 is recorded in the consolidated statements of operations as redeemable noncontrolling interest.

DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. RenaissanceRe’s ownership in DaVinciRe was 41.2% at June 30, 2010 (December 31, 2009 – 38.2%).

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2010, in accordance with the third amended and restated shareholders agreement, which provides shareholders, excluding RenaissanceRe, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of their initial aggregate number of shares held, subject to certain limitations. The repurchase notices submitted on or before March 1, 2010, were for shares of DaVinciRe with a GAAP book value of $82.6 million at June 30, 2010.

The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below for the three and six months ended June 30, 2010 and 2009:

	Redeemable noncontrolling interest - DaVinciRe
Three months ended June 30,	2010	2009
(in thousands of U.S. dollars)
Balance - April 1	$658,525	$650,763
Cumulative effect of change in accounting principle, net of taxes (1)	—	42
Net purchase of shares from redeemable noncontrolling interest	(1,337)	—
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	51,915	49,652
Other comprehensive income attributable to noncontrolling interest	(1,562)	105

Balance - June 30	$707,541	$700,562

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by the Investments - Debt and Equity Securities Topic of the FASB ASC.

Six months ended June 30,	2010	2009
(in thousands of U.S. dollars)
Balance - January 1	$786,647	$768,531
Cumulative effect of change in accounting principle, net of taxes (1)	—	42
Purchase of shares from redeemable noncontrolling interest	(141,747)	(152,728)
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	62,465	85,127
Other comprehensive income attributable to noncontrolling interest	176	(410)

Balance - June 30	$707,541	$700,562

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by the Investments - Debt and Equity Securities Topic of the FASB ASC.

NOTE 9.	DERIVATIVE INSTRUMENTS

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

The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
	At June 30, 2010		At December 31, 2009
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other assets	$302	Other assets	$862
Foreign currency forward contracts (1)	Other assets	851	Other assets	—
Foreign currency forward contracts (2)	Other assets	2,400	Other assets	3,292
Foreign currency forward contracts (3)	Other assets	—	Other assets	49
Credit default swaps	Other assets	34	Other assets	—
Energy and weather contracts (4)	Other assets	5,868	Other assets	17,006
Platinum warrant	Other assets	29,506	Other assets	34,871

Total		$38,961		$56,080

	Derivative Liabilities
	At June 30, 2010		At December 31, 2009
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other liabilities	$72	Other liabilities	$143
Foreign currency forward contracts (1)	Other liabilities	—	Other liabilities	776
Foreign currency forward contracts (2)	Other liabilities	—	Other liabilities	—
Foreign currency forward contracts (3)	Other liabilities	960	Other liabilities	—
Credit default swaps	Other liabilities	438	Other liabilities	549
Energy and weather contracts (4)	Other liabilities	6,403	Other liabilities	25,086
Platinum warrant	Other liabilities	—	Other liabilities	—

Total		$7,873		$26,554

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.
(4)	Included in other assets is $9.3 million of derivative assets and $3.4 million of derivative liabilities at June 30, 2010 (December 31, 2009 - $22.7 million and $5.7 million, respectively). Included in other liabilities is $9.6 million of derivative assets and $16.0 million of derivative liabilities at June 30, 2010 (December 31, 2009 - $55.9 million and $81.0 million, respectively).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

		Amount of gain (loss) recognized on derivatives
Three months ended June 30,	Location of gain (loss) recognized on derivatives	2010	2009
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$88	$(2,879)
Foreign currency forward contracts (1)	Net foreign exchange losses	2,182	3,052
Foreign currency forward contracts (2)	Net foreign exchange losses	23,357	(7,512)
Foreign currency forward contracts (3)	Net foreign exchange losses	3,899	—
Credit default swaps	Other loss	(369)	(536)
Energy and weather contracts	Other loss	4,095	9,731
Platinum warrant	Other loss	(1,668)	424

Total		$31,584	$2,280

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

		Amount of gain (loss) recognized on derivatives
Six months ended June 30,	Location of gain (loss) recognized on derivatives	2010	2009
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$(465)	$(1,552)
Foreign currency forward contracts (1)	Net foreign exchange losses	474	1,702
Foreign currency forward contracts (2)	Net foreign exchange losses	38,809	(3,206)
Foreign currency forward contracts (3)	Net foreign exchange losses	916	—
Credit default swaps	Other loss	(87)	76
Energy and weather contracts	Other loss	7,185	17,177
Platinum warrant	Other loss	(5,365)	(13,300)

Total		$41,467	$897

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2010.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At June 30, 2010, the Company had $555.8 million of notional long positions and $108.7 million of notional short positions of primarily Eurodollar and U.S. Treasury and non-U.S. dollar futures contracts. The fair value of these derivatives is determined using exchange traded prices.

Foreign Currency Derivatives

The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in the Company’s consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in the Company’s consolidated statements of operations.

Underwriting Operations Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At June 30, 2010, the total notional amount in U.S. dollars of the Company’s underwriting related foreign currency contracts was $53.5 million.

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange losses in its consolidated statements of operations. At June 30, 2010, the Company had outstanding investment portfolio related foreign currency contracts of $70.1 million in long positions and $314.0 million in short positions, denominated in U.S. dollars.

Energy and Risk Operations Related Foreign Currency Contracts

The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. At June 30, 2010, the total notional amount in United States dollars of the Company’s energy and risk management operations related to foreign currency contracts was $32.0 million.

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and ceded reinsurance balances. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives is determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2010, the Company had outstanding credit derivatives of $15.0 million in long positions and $22.0 million in short positions, denominated in U.S. dollars.

Energy and Weather-Related Derivatives

The Company regularly transacts certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and are predominantly seasonal in nature. Over time, the Company currently expects that its participation in these markets, and the impact of these operations on its financial results, is likely to increase on both an absolute and relative basis.

At June 30, 2010, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

Trading activity	Quantity (1)	Unit of measurement
Temperature	6,080,791	$ per Degree Day Fahrenheit
Energy	102,084,151	One million British thermal units (“MMBTUs”)
Agriculture	3,570,000	Bushels

(1)	Represents the sum of gross long and gross short derivative contracts.

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

At June 30, 2010, the estimated VaR for the Company’s portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $19.8 million. The average, low and high amounts calculated by the Company’s VaR analysis during the six months ended June 30, 2010 were $12.0 million, $0.4 million and $25.6 million, respectively.

At June 30, 2010, RenaissanceRe had provided guarantees in the amount of $150.8 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

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

The following tables present condensed consolidating balance sheets at June 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three and six months ended June 30, 2010 and 2009, and statements of cash flows for the six months ended June 30, 2010 and 2009, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.

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

Condensed Consolidating Balance Sheet June 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$446,672	$545	$5,787,373	$—	$6,234,590
Cash and cash equivalents	2,952	13,509	268,593	—	285,054
Investments in subsidiaries	3,573,158	368,255	—	(3,941,413)	—
Due from subsidiaries and affiliates	164,963	—	—	(164,963)	—
Premiums receivable	—	—	1,021,496	—	1,021,496
Ceded reinsurance balances	—	—	276,296	—	276,296
Losses recoverable	—	—	179,841	—	179,841
Accrued investment income	2,560	—	32,089	—	34,649
Deferred acquisition costs	—	—	100,725	—	100,725
Other assets	16,231	2,432	402,916	(1,171)	420,408

Total assets	$4,206,536	$384,741	$8,069,329	$(4,107,547)	$8,553,059

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,682,083	$—	$1,682,083
Reserve for unearned premiums	—	—	994,990	—	994,990
Debt	370,344	249,109	200,000	(270,344)	549,109
Amounts due to subsidiaries and affiliates	—	438	—	(438)	—
Reinsurance balances payable	—	—	406,891	—	406,891
Other liabilities	60,950	5,874	375,134	(4,755)	437,203

Total liabilities	431,294	255,421	3,659,098	(275,537)	4,070,276

Redeemable noncontrolling interest - DaVinciRe	—	—	707,541	—	707,541

Shareholders’ Equity
Total shareholders’ equity	3,775,242	129,320	3,702,690	(3,832,010)	3,775,242

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,206,536	$384,741	$8,069,329	$(4,107,547)	$8,553,059

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet December 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$484,560	$410	$5,768,441	$—	$6,253,411
Cash and cash equivalents	15,206	7,606	237,904	—	260,716
Investments in subsidiaries	3,310,916	369,997	—	(3,680,913)	—
Due from subsidiaries and affiliates	182,565	—	—	(182,565)	—
Premiums receivable	—	—	589,827	—	589,827
Ceded reinsurance balances	—	—	91,852	—	91,852
Losses recoverable	—	—	194,241	—	194,241
Accrued investment income	1,727	—	30,201	—	31,928
Deferred acquisition costs	—	—	61,870	—	61,870
Other assets	17,199	—	304,863	(4,866)	317,196

Total assets	$4,012,173	$378,013	$7,279,199	$(3,868,344)	$7,801,041

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,702,006	$—	$1,702,006
Reserve for unearned premiums	—	—	446,649	—	446,649
Debt	124,000	80,000	200,000	(104,000)	300,000
Amounts due to subsidiaries and affiliates	12,522	1,155	—	(13,677)	—
Reinsurance balances payable	—	—	381,548	—	381,548
Other liabilities	34,865	15,138	293,402	—	343,405

Total liabilities	171,387	96,293	3,023,605	(117,677)	3,173,608

Redeemable noncontrolling interest - DaVinciRe	—	—	786,647	—	786,647

Shareholders’ Equity
Total shareholders’ equity	3,840,786	281,720	3,468,947	(3,750,667)	3,840,786

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,012,173	$378,013	$7,279,199	$(3,868,344)	$7,801,041

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended June 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$326,522	$—	$326,522
Net investment (loss) income	(2,589)	550	29,646	—	27,607
Net foreign exchange losses	(530)	—	(79)	—	(609)
Equity in earnings of other ventures	—	—	3,160	—	3,160
Other loss	(374)	—	(2,720)	—	(3,094)
Net realized and unrealized gains on fixed maturity investments	2,406	993	67,707	—	71,106
Net other-than-temporary impairments	—	—	(796)	—	(796)

Total revenues	(1,087)	1,543	423,440	—	423,896

Expenses
Net claims and claim expenses incurred	—	—	47,667	—	47,667
Acquisition expenses	—	—	39,944	—	39,944
Operational expenses	(1,429)	1,326	48,863	1,616	50,376
Corporate expenses	3,720	61	1,043	—	4,824
Interest expense	1,469	4,353	5,340	(4,956)	6,206

Total expenses	3,760	5,740	142,857	(3,340)	149,017

(Loss) income before equity in net income of subsidiaries and taxes	(4,847)	(4,197)	280,583	3,340	274,879
Equity in net income of subsidiaries	225,663	5,632	—	(231,295)	—

Income before taxes	220,816	1,435	280,583	(227,955)	274,879
Income tax benefit (expense)	—	1,020	(3,168)	—	(2,148)

Net income	220,816	2,455	277,415	(227,955)	272,731
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(51,915)	—	(51,915)

Net income attributable to RenaissanceRe	220,816	2,455	225,500	(227,955)	220,816
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income available to RenaissanceRe common shareholders	$210,241	$2,455	$225,500	$(227,955)	$210,241

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended June 30, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$379,817	$—	$379,817
Net investment income	2,496	4	111,793	—	114,293
Net foreign exchange losses	(7)	—	(4,155)	—	(4,162)
Equity in earnings of other ventures	—	—	5,432	—	5,432
Other loss	(461)	—	(3,195)	—	(3,656)
Net realized and unrealized (losses) gains on fixed maturity investments	(395)	—	19,284	—	18,889
Net other-than-temporary impairments	699	—	(2,532)	—	(1,833)

Total revenues	2,332	4	506,444	—	508,780

Expenses
Net claims and claim expenses incurred	—	—	66,823	—	66,823
Acquisition expenses	—	—	52,495	—	52,495
Operational expenses	(3,173)	32	46,833	3,173	46,865
Corporate expenses	5,032	5	1,302	—	6,339
Interest expense	2,620	2,471	1,580	(2,471)	4,200

Total expenses	4,479	2,508	169,033	702	176,722

(Loss) income before equity in net income of subsidiaries and taxes	(2,147)	(2,504)	337,411	(702)	332,058
Equity in net income of subsidiaries	283,901	2,399	—	(286,300)	—

Income (loss) before taxes	281,754	(105)	337,411	(287,002)	332,058
Income tax expense	—	(2,035)	1,383	—	(652)

Net income (loss)	281,754	(2,140)	338,794	(287,002)	331,406
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(49,652)	—	(49,652)

Net income (loss) attributable to RenaissanceRe	281,754	(2,140)	289,142	(287,002)	281,754
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$271,179	$(2,140)	$289,142	$(287,002)	$271,179

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the six months ended June 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$604,648	$—	$604,648
Net investment income	3,055	880	90,853	—	94,788
Net foreign exchange losses	(695)	—	(11,256)	—	(11,951)
Equity in earnings (losses) of other ventures	—	—	5,316	—	5,316
Other income (loss)	267	—	(9,092)	—	(8,825)
Net realized and unrealized gains (losses) on fixed maturity investments	6,565	(2,432)	115,571	—	119,704
Net other-than-temporary impairments	—	—	(829)	—	(829)

Total revenues	9,192	(1,552)	795,211	—	802,851

Expenses
Net claims and claim expenses incurred	—	—	126,724	—	126,724
Acquisition expenses	—	—	84,619	—	84,619
Operational expenses	(1,408)	1,534	113,393	1,408	114,927
Corporate expenses	8,373	73	1,937	—	10,383
Interest expense	2,905	7,323	6,457	(7,323)	9,362

Total expenses	9,870	8,930	333,130	(5,915)	346,015

(Loss) income before equity in net income of subsidiaries and taxes	(678)	(10,482)	462,081	5,915	456,836
Equity in net income of subsidiaries	397,116	2,078	—	(399,194)	—

Income (loss) before taxes	396,438	(8,404)	462,081	(393,279)	456,836
Income tax benefit	—	3,926	(1,859)	—	2,067

Net income (loss)	396,438	(4,478)	460,222	(393,279)	458,903
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(62,465)	—	(62,465)

Net income (loss) attributable to RenaissanceRe	396,438	(4,478)	397,757	(393,279)	396,438
Dividends on preference shares	(21,150)	—	—	—	(21,150)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$375,288	$(4,478)	$397,757	$(393,279)	$375,288

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the six months ended June 30, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$681,565	$—	$681,565
Net investment income	4,478	9	151,932	—	156,419
Net foreign exchange gains (losses)	3	—	(14,320)	—	(14,317)
Equity in earnings of other ventures	—	—	7,168	—	7,168
Other income (loss)	90	—	(18,541)	—	(18,451)
Net realized and unrealized gains on fixed maturity investments	729	—	40,286	—	41,015
Net other-than-temporary impairments	(102)	—	(20,753)	—	(20,855)

Total revenues	5,198	9	827,337	—	832,544

Expenses
Net claims and claim expenses incurred	—	—	153,020	—	153,020
Acquisition expenses	—	—	97,099	—	97,099
Operational expenses	(4,648)	68	86,554	4,648	86,622
Corporate expenses	10,255	5	2,667	—	12,927
Interest expense	4,955	4,116	3,381	(4,116)	8,336

Total expenses	10,562	4,189	342,721	532	358,004

(Loss) income before equity in net income (loss) of subsidiaries and taxes	(5,364)	(4,180)	484,616	(532)	474,540
Equity in net income of subsidiaries	394,977	447	—	(395,424)	—

Income (loss) before taxes	389,613	(3,733)	484,616	(395,956)	474,540
Income tax (expense) benefit	—	(2,415)	2,615	—	200

Net income (loss)	389,613	(6,148)	487,231	(395,956)	474,740
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(85,127)	—	(85,127)

Net income (loss) attributable to RenaissanceRe	389,613	(6,148)	402,104	(395,956)	389,613
Dividends on preference shares	(21,150)	—	—	—	(21,150)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$368,463	$(6,148)	$402,104	$(395,956)	$368,463

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows For the six months ended June 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$17,878	$(15,829)	$286,469	$288,518

Cash flows provided by investing activities

Proceeds from sales and maturities of investments available for sale	37,457	244,147	2,877,281	3,158,885
Purchases of investments available for sale	(240)	(246,570)	(69,907)	(316,717)
Proceeds from sales and maturities of investments trading	445,754	—	3,138,045	3,583,799
Purchases of investments trading	(426,443)	—	(6,194,684)	(6,621,127)
Net sales (purchases) of short term investments	8,281	(135)	201,852	209,998
Net (purchases) sales of other investments	(1,818)	—	68,457	66,639
Net sales of other assets	—	—	2,729	2,729
Dividends and return of capital from subsidiaries	717,360	24,226	(741,586)	—
Contributions to subsidiaries	(476,546)	(18,728)	495,274	—
Due (from) to subsidiary	(118,467)	(717)	119,184	—

Net cash provided by investing activities	185,338	2,223	(103,355)	84,206

Cash flows (used in) provided by financing activities

Dividends paid - RenaissanceRe common shares	(28,735)	—	—	(28,735)
Dividends paid - preference shares	(21,150)	—	—	(21,150)
RenaissanceRe common share repurchases	(411,335)	—	—	(411,335)
Return of additional paid in capital to parent company	—	(149,600)	149,600	—
Net issuance (repayment) of debt	246,344	169,109	(166,407)	249,046
Third party DaVinciRe share repurchase	—	—	(131,370)	(131,370)

Net cash (used in) provided by financing activities	(214,876)	19,509	(148,177)	(343,544)

Effect of exchange rate changes on foreign currency cash	(594)	—	(4,248)	(4,842)

Net (decrease) increase in cash and cash equivalents	(12,254)	5,903	30,689	24,338

Cash and cash equivalents, beginning of year	15,206	7,606	237,904	260,716

Cash and cash equivalents, end of year	$2,952	$13,509	$268,593	$285,054

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows For the six months ended June 30, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(7,987)	$(1,583)	$222,264	$212,694

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of investments available for sale	267,196	—	4,123,699	4,390,895
Purchases of investments available for sale	(249,135)	—	(5,336,206)	(5,585,341)
Net sales of short term investments	120,655	—	977,219	1,097,874
Net sales of other investments	7,406	2	38,934	46,342
Net purchases of other assets	—	—	(1,157)	(1,157)
Dividends and return of capital from subsidiaries	443,674	—	(443,674)	—
Contributions to subsidiaries	(438,331)	—	438,331	—
Due to (from) subsidiaries	29,872	553	(30,425)	—

Net cash provided by (used in) investing activities	181,337	555	(233,279)	(51,387)

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(29,922)	—	—	(29,922)
Dividends paid - preference shares	(21,150)	—	—	(21,150)
Reverse repurchase agreement	—	—	(50,042)	(50,042)
Third party DaVinciRe share repurchase	(123,718)	—	—	(123,718)

Net cash used in financing activities	(174,790)	—	(50,042)	(224,832)

Effect of exchange rate changes on foreign currency cash	—	—	(1,234)	(1,234)

Net decrease in cash and cash equivalents	(1,440)	(1,028)	(62,291)	(64,759)

Cash and cash equivalents, beginning of period	5,122	5,562	264,008	274,692

Cash and cash equivalents, end of period	$3,682	$4,534	$201,717	$209,933

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Variable Interest Entities

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R,) and the FASB subsequently codified it as ASU 2009-17, updating ASC Topic 810 Consolidations. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as revised (“FIN 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASU 2009-16, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU 2009-17 was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted ASU 2009-17 effective January 1, 2010 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial condition.

Improving Fair Value Disclosure

In January 2010, the FASB issued ASU 2010-6 which updated FASB ASU Topic 820 Fair Value Measurements and Disclosures. The objective of ASU 2010-6 is to improve fair value disclosures by requiring the following: (1) disclose significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) present separately information about purchases, sales, issuances, and settlements on a gross basis; (3) provide fair value measurement disclosures for each class of assets and liabilities, where a class is often a subset of a financial statement line; and (4) provide disclosures about the valuation techniques and inputs for Level 2 and Level 3 fair value measurements. ASU 2010-06 was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, except for item (2) noted above, which shall become effective for fiscal years beginning after December 15, 2010, including interim periods within those fiscal years. The Company adopted ASU 2010-06 effective January 1, 2010 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial condition as it was a disclosure based ASU.

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

As previously disclosed, ChannelRe Holdings Ltd. (“ChannelRe”), a financial guaranty reinsurance company that the Company has an ownership interest in, which is accounted for under the equity method of accounting, suffered a significant net loss in 2007 which reduced ChannelRe’s GAAP shareholders’ equity below $nil. The net loss was driven by unrealized mark-to-market losses related to financial guaranty contracts accounted for as derivatives under GAAP. As a result, the Company reduced its carried value in ChannelRe to $nil in 2007 and combined with the fact that the Company had no further contractual obligations to provide capital or other support to ChannelRe, the Company concluded it had no further negative economic exposure to ChannelRe. Since ChannelRe has remained in a negative shareholders’ equity position since that time, the Company’s investment in ChannelRe has continued to be carried at $nil. In July 2010, the Company and certain other shareholders (collectively the “Sellers”) of ChannelRe reached an agreement in which the Sellers would transfer their entire ownership in ChannelRe to a buyer in consideration of a one-time cash payment from the buyer. Following the necessary approvals, $15.8 million, representing the portion of the one-time payment payable to the Company, was received by the Company in July 2010. The Company no longer has an ownership interest in ChannelRe and has no contractual obligations to provide capital or other financial support to ChannelRe. The Company expects to record the $15.8 million payment as a gain in the Company’s consolidated statements of operations for the three and nine months ending September 30, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2010 and 2009. The following also includes a discussion of our liquidity and capital resources at June 30, 2010. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

OVERVIEW

RenaissanceRe was established in Bermuda in 1993 to write principally property catastrophe reinsurance and today is a leading global provider of reinsurance and insurance coverages and related services. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive solutions, and keeping our promises. We accomplish this by leveraging our core capabilities of risk assessment and information management, and by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets. Overall, our strategy focuses on superior risk selection, marketing, capital management and joint ventures. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s performance, and believe we have delivered superior performance in respect of this measure over time.

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs associated with operating as a publicly traded company; 5) redeemable noncontrolling interest - DaVinciRe, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe; and 6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. We currently expect to experience a higher effective tax rate in future periods.

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

We currently conduct our business through two reportable segments, Reinsurance and Insurance. Those segments are more fully described as follows:

Reinsurance

Our Reinsurance segment has four main units:

1)	Property catastrophe reinsurance, written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

2)	Specialty reinsurance, written for our own account and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, political risk, trade credit, medical malpractice, financial, mortgage guarantee, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business, such as casualty clash, surety, catastrophe-exposed workers’ compensation and terrorism.

3)	Lloyd’s, which includes insurance and reinsurance business written for our own account through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. Although Syndicate 1458 writes direct insurance as well as reinsurance, we manage this business as part of our reinsurance operations and include its results of operations within our Reinsurance segment. RenaissanceRe CCL, an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. The results of Syndicate 1458 were not significant to our overall consolidated results of operations and financial position during 2009; however, we expect its absolute and relative contributions to our consolidated results of operations to grow over time.

4)	Through our ventures unit, we pursue joint ventures and other strategic relationships. Our four principal business activities in this area are: 1) property catastrophe joint ventures which we manage, such as Top Layer Re and DaVinci; 2) strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, such as our investments in Platinum, Essent Group Ltd. and the Tower Hill Companies, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; and 3) weather and energy risk management operations primarily through Renaissance Trading and REAL. Only business activities that appear in our consolidated underwriting results, such as DaVinci, Timicuan Reinsurance II Ltd. and certain reinsurance transactions, are included in our Reinsurance segment results; our share of the results of our strategic investments in other ventures, accounted for under the equity method and our weather and energy risk management operations are included in the “Other” category of our segment results.

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

New Business

From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate potential strategic opportunities that utilize our skills, capabilities, proprietary technology and relationships to support possible expansion into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our current portfolio of risks.

In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. Accordingly, we regularly review strategic opportunities and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would be successful or contribute materially to our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Summary Overview

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$841,506	$855,172	$(13,666)
Net premiums written	552,562	631,370	(78,808)
Net premiums earned	326,522	379,817	(53,295)
Net claims and claim expenses incurred	47,667	66,823	(19,156)
Underwriting income	188,535	213,634	(25,099)
Net investment income	27,607	114,293	(86,686)
Net realized and unrealized gains on fixed maturity investments	71,106	18,889	52,217
Net other-than-temporary impairments	(796)	(1,833)	1,037
Net income	272,731	331,406	(58,675)
Net income available to RenaissanceRe common shareholders	210,241	271,179	(60,938)
Net income available to RenaissanceRe common shareholders per common share - diluted	$3.66	$4.32	$(0.66)
Net claims and claim expense ratio - current accident year	41.1%	45.6%	(4.5%)
Net claims and claim expense ratio - prior accident years	(26.5%)	(28.0%)	1.5%

Net claims and claim expense ratio - calendar year	14.6%	17.6%	(3.0%)
Underwriting expense ratio	27.7%	26.2%	1.5%

Combined ratio	42.3%	43.8%	(1.5%)

	June 30, 2010	March 31, 2010	Change	% Change
Book value per common share	$56.96	$53.86	$3.10	5.8%
Accumulated dividends per common share	9.38	9.13	0.25	2.7%

Book value per common share plus accumulated dividends	$66.34	$62.99	$3.35

Net income available to RenaissanceRe common shareholders was $210.2 million in the second quarter of 2010, compared to $271.2 million in the second quarter of 2009. Net income available to RenaissanceRe common shareholders per fully diluted common share was $3.66 for the second quarter of 2010, compared to $4.32 in the second quarter of 2009. The $60.9 million decrease in our net income available to RenaissanceRe common shareholders was primarily due to:

•

Lower Underwriting Income – our underwriting income decreased $25.1 million primarily driven by a decrease in gross premiums earned and partially offset by lower acquisition costs and lower net claims and claim expenses incurred principally due to a $39.0 million decrease in current accident year losses, offset by a $19.8 million decrease in favorable development on prior year reserves;

•

Lower Investment Results – including an $86.7 million decrease in net investment income, partially offset by a $52.2 million increase in net realized and unrealized gains on fixed maturity investments, during the second quarter of 2010, compared to the second quarter of 2009. The decrease in net investment income was primarily due to lower total returns on certain non-investment grade allocations which are included in other investments. In addition, we also experienced lower returns on our hedge fund and private equity investments during the second quarter of 2010, compared to the second quarter of 2009. The increase in net realized and unrealized gains on fixed maturity investments is due in part to the fact that during the fourth quarter of 2009, the Company started designating, upon acquisition, certain fixed maturity investments as trading, rather than available for sale, and as a result, $48.0 million of net unrealized gains on these securities are recorded in net realized and unrealized gains on fixed maturity investments in the Company’s consolidated statements of operations in the second quarter of 2010 rather than in accumulated other comprehensive income in shareholders’ equity; and partially offset by

•

Lower Net Foreign Exchange Losses – net foreign exchange losses incurred during the second quarter of 2010 decreased $3.6 million, to $0.6 million, compared to $4.2 million in the second quarter of 2009. Changes to the U.S. dollar predominately during the second quarter of 2009 against other major currencies with which we do business, resulted in unfavorable foreign exchange translations on our net non-U.S. dollar denominated monetary assets and liabilities during such period after taking into consideration our foreign exchange economic hedging activities.

Book value per common share increased $3.10 to $56.96 at June 30, 2010, compared to $53.86 at March 31, 2010. Book value per common share plus accumulated dividends increased $3.35 to $66.34 at June 30, 2010, compared to $62.99 at March 31, 2010. The 5.8% growth in book value per common share was driven by our net income available to RenaissanceRe common shareholders of $210.2 million, less $13.9 million of common dividends and an $8.6 million decrease in accumulated other comprehensive income. During the second quarter of 2010, we repurchased 3.7 million common shares in open market transactions at an aggregate cost of $207.6 million and at an average share price of $56.10.

Underwriting Results

In the second quarter of 2010, we generated $188.5 million of underwriting income, compared to $213.6 million in the second quarter of 2009. The decrease in underwriting income was driven primarily by a $53.3 million decrease in net premiums earned, and partially offset by a $12.6 million decrease in acquisition costs and a $19.2 million decrease in net claims and claim expenses. We generated a net claims and claim expense ratio of 14.6%, an underwriting expense ratio of 27.7% and a combined ratio of 42.3%, in the second quarter of 2010, compared to a net claims and claim expense ratio, an underwriting expense ratio and a combined ratio of 17.6%, 26.2% and 43.8%, respectively, in the second quarter of 2009.

Gross premiums written decreased $13.7 million, or 1.6%, to $841.5 million in the second quarter of 2010, compared to $855.2 million in the second quarter of 2009. Our catastrophe reinsurance gross premiums written decreased $69.5 million principally reflecting the deterioration of attractive market conditions on a risk-adjusted basis in our core markets combined with the nonrenewal of Timicuan Reinsurance II Ltd. (“Tim Re II”), a fully-collateralized property catastrophe joint venture for the 2009 underwriting year that generated $41.8 million of gross premiums written in the second quarter of 2009. Our specialty reinsurance premiums increased $10.3 million, to $7.0 million in the second quarter of 2010, compared to $(3.4) million in the second quarter of 2009. The increase in our specialty reinsurance premiums is primarily due to the negative impact during the second quarter of 2009 related to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract, representing $24.2 million of negative gross premiums written in the second quarter of 2009. Excluding the impact of this transaction in the second quarter of 2009 our specialty premiums decreased $13.9 million, or 66.5%, in the second quarter of 2010 compared to the second quarter of 2009. This decrease was due to reductions in several lines of business as a result of softening market conditions combined with the timing of a political risk trade credit contract which incepted in the second quarter of 2009 and renewed in the first quarter of 2010. Our newly formed Lloyd’s unit generated $34.8 million of premium in the second quarter of 2010. Gross premiums written in our Insurance segment increased $32.5 million, or 10.9%, to $331.2 million in the second quarter of 2010, compared to $298.7 million in the second quarter of 2009, primarily due to growth in our crop insurance gross premiums written during the second quarter of 2010. Crop insurance gross premiums written increased $38.8 million, or 16.5%, to $273.8 million in the second quarter of 2010, compared to $235.0 million in the second quarter of 2009, driven by new business resulting from our growth in overall market share.

Net premiums written decreased $78.8 million in the second quarter of 2010 to $552.6 million from $631.4 million in the second quarter of 2009, primarily due to the decrease in gross premiums written noted above and a $65.1 million increase in ceded premiums written in the second quarter of 2010, compared to the second quarter of 2009. The increase in ceded premiums written was principally driven by our Insurance segment, where we ceded additional premium in our multi-peril crop insurance line of business to the Federal Crop Insurance Corporation (“FCIC”) and our crop hail insurance lines of business to third parties. Net premiums earned decreased $53.3 million to $326.5 million in the second quarter of 2010, compared to $379.8 million in the second quarter of 2009.

Net claims and claim expenses decreased by $19.2 million to $47.7 million in the second quarter of 2010, compared to $66.8 million in the second quarter of 2009 primarily due to the comparably low level of insured catastrophes, and was partially offset by lower favorable development on prior years reserves during the current quarter. We experienced $86.4 million of favorable development on prior year reserves in the second quarter of 2010, compared to $106.2 million of favorable development on prior year reserves in the second quarter of 2009, as discussed in more detail below.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit, specialty unit and Lloyd’s unit underwriting results and ratios for the three months ended June 30, 2010 and 2009:

Reinsurance segment overview

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$531,358	$555,632	$(24,274)

Net premiums written	$351,330	$394,981	$(43,651)

Net premiums earned	214,853	227,912	(13,059)
Net claims and claim expenses incurred	(22,580)	(40,789)	18,209
Acquisition expenses	21,113	21,136	(23)
Operational expenses	34,822	35,189	(367)

Underwriting income	$181,498	$212,376	$(30,878)

Net claims and claim expenses incurred - current accident year	$58,808	$55,575	$3,233
Net claims and claim expenses incurred - prior accident years	(81,388)	(96,364)	14,976

Net claims and claim expenses incurred - total	$(22,580)	$(40,789)	$18,209

Net claims and claim expense ratio - current accident year	27.4%	24.4%	3.0%
Net claims and claim expense ratio - prior accident years	(37.9%)	(42.3%)	4.4%

Net claims and claim expense ratio - calendar year	(10.5%)	(17.9%)	7.4%
Underwriting expense ratio	26.0%	24.7%	1.3%

Combined ratio	15.5%	6.8%	8.7%

(1)	Reinsurance gross premiums written includes $21.1 million and $(0.8) million of premiums assumed from the Insurance segment for the three months ended June 30, 2010 and 2009, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $24.3 million, or 4.4%, to $531.4 million in the second quarter of 2010, compared to $555.6 million in the second quarter of 2009, primarily due to a decrease in gross premiums written in our catastrophe unit, which was impacted by reduced pricing on the June 2010 reinsurance renewals. In addition, as noted above, gross premiums written in our Reinsurance segment were also positively impacted by $41.8 million of gross premiums written on behalf of our fully-collateralized property catastrophe joint venture, Tim Re II, during the second quarter of 2009. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $181.5 million of underwriting income in the second quarter of 2010, compared to $212.4 million in the second quarter of 2009, a decrease of $30.9 million. The decrease in underwriting income was primarily due to an increase in net claims and claim expenses of $18.2 million principally related to a $15.0 million decrease in favorable development on prior year reserves as discussed below. In the second quarter of 2010, our Reinsurance segment generated a net claims and claim expense ratio of negative 10.5%, an underwriting expense ratio of 26.0% and a combined ratio of 15.5%, compared to negative 17.9%, 24.7% and 6.8%, respectively, in the second quarter of 2009. Current accident year losses of $58.8 million increased $3.2 million from $55.6 million in the second quarter of 2009, and include $15.0 million of loss reserves established in the second quarter of 2010 associated with the Deepwater Horizon oil rig event.

During the second quarter of 2010, we experienced favorable development on prior year reserves of $81.4 million, including $60.9 million, $20.5 million and $0.1 million in our catastrophe, specialty and Lloyd’s units, respectively. The favorable development on prior year reserves in our catastrophe unit was primarily due to reductions of $33.6 million in estimated ultimate losses associated with a review of mature, large, mainly international catastrophe events conducted during the quarter, $11.2 million associated with decreases in estimated ultimate losses on certain specific catastrophe events, including the 2004 hurricanes, 2005 hurricanes and the 2009 Austrian floods, as a result of lower than expected claims emergence, and $15.7 million due to better than expected claims emergence associated with a large number of relatively small catastrophes. In addition, our specialty unit experienced lower than expected claims emergence on prior accident year losses in the second quarter of 2010 which resulted in $20.5 million of favorable development on prior year reserves. During the second quarter of 2009, we experienced $96.4 million of favorable development on prior year reserves as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, including hurricanes Gustav and Ike (2008), the United Kingdom flooding (2007) and European windstorm Kyrill (2007).

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions, subject to the terms of these agreements. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $14.7 million and $18.7 million for the second quarters of 2010 and 2009, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 6.8% and 8.2% for the second quarters of 2010 and 2009, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $21.5 million and $34.8 million for the second quarters of 2010 and 2009, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit for the three months ended June 30, 2010 and 2009:

Catastrophe overview

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$302,625	$356,269	$(53,644)
DaVinci	186,917	202,733	(15,816)

Total property catastrophe gross premiums written (1)	$489,542	$559,002	$(69,460)

Net premiums written	$312,491	$398,629	$(86,138)

Net premiums earned	173,910	182,095	(8,185)
Net claims and claim expenses incurred	(40,043)	(56,723)	16,680
Acquisition expenses	15,380	12,589	2,791
Operational expenses	24,045	26,834	(2,789)

Underwriting income	$174,528	$199,395	$(24,867)

Net claims and claim expenses incurred - current accident year	$20,826	$20,210	$616
Net claims and claim expenses incurred - prior accident years	(60,869)	(76,933)	16,064

Net claims and claim expenses incurred - total	$(40,043)	$(56,723)	$16,680

Net claims and claim expense ratio - current accident year	12.0%	11.1%	0.9%
Net claims and claim expense ratio - prior accident years	(35.0%)	(42.3%)	7.3%

Net claims and claim expense ratio - calendar year	(23.0%)	(31.2%)	8.2%
Underwriting expense ratio	22.6%	21.7%	0.9%

Combined ratio	(0.4%)	(9.5%)	9.1%

(1)	Includes gross premiums written ceded from the Insurance segment to the catastrophe unit of $0.1 million and $(0.8) million for the three months ended June 30, 2010 and 2009, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2010, our catastrophe reinsurance gross premiums written decreased by $69.5 million, or 12.4%, to $489.5 million, compared to the second quarter of 2009. The decrease in catastrophe reinsurance gross premiums written principally reflected the execution of our fully-collateralized property catastrophe joint venture, Tim Re II, during the second quarter of 2009, which did not recur in the second quarter of 2010 and generated $41.8 million of gross premiums written in the second quarter of 2009, combined with less attractive market conditions on a risk-adjusted basis in our core markets. Our catastrophe reinsurance results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $174.5 million of underwriting income in the second quarter of 2010, compared to $199.4 million in the second quarter of 2009, a decrease of $24.9 million. The decrease in underwriting income was due primarily to a $16.7 million increase in net claims and claim expenses as a result of less favorable development on prior year reserves, as discussed above, combined with an $8.2 million decrease in net premiums earned. In the second quarter of 2010, our catastrophe unit generated a net claims and claim expense ratio of negative 23.0%, an underwriting expense ratio of 22.6% and a combined ratio of negative 0.4%, compared to negative 31.2%, 21.7% and negative 9.5%, respectively, in the second quarter of 2009. During the second quarter of 2010, we experienced $60.9 million of favorable development on prior year reserves, compared to $76.9 million of favorable development on prior year reserves in the second quarter of 2009, primarily due to reductions of $33.6 million in estimated ultimate losses associated with a review of mature, large, mainly international catastrophe events conducted during the quarter, $11.2 million associated with decreases in estimated ultimate losses on certain specific catastrophe events, including the 2004 hurricanes, 2005 hurricanes and the 2009 Austrian floods, as a result of lower than expected claims emergence, and $15.7 million due to better than expected claims emergence associated with a large number of relatively small catastrophes.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended June 30, 2010 and 2009:

Specialty overview

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$7,389	$(3,370)	$10,759
DaVinci	(414)	—	(414)

Total specialty gross premiums written	$6,975	$(3,370)	$10,345

Net premiums written	$6,509	$(3,648)	$10,157

Net premiums earned	24,313	45,817	(21,504)
Net claims and claim expenses incurred	9,711	15,934	(6,223)
Acquisition expenses	2,561	8,547	(5,986)
Operational expenses	5,824	8,355	(2,531)

Underwriting income	$6,217	$12,981	$(6,764)

Net claims and claim expenses incurred - current accident year	$30,168	$35,365	$(5,197)
Net claims and claim expenses incurred - prior accident years	(20,457)	(19,431)	(1,026)

Net claims and claim expenses incurred - total	$9,711	$15,934	$(6,223)

Net claims and claim expense ratio - current accident year	124.1%	77.2%	46.9%
Net claims and claim expense ratio - prior accident years	(84.2%)	(42.4%)	(41.8%)

Net claims and claim expense ratio - calendar year	39.9%	34.8%	5.1%
Underwriting expense ratio	34.5%	36.9%	(2.4%)

Combined ratio	74.4%	71.7%	2.7%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2010, our specialty reinsurance gross premiums written increased by $10.3 million, to $7.0 million, compared to $(3.4) million in the second quarter of 2009, primarily due to the negative impact during the second quarter of 2009 related to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract, representing $24.2 million of negative gross premiums written in the second quarter of 2009. Excluding the impact of this transaction in the second quarter of 2009, our specialty premiums decreased $13.9 million, or 66.5%, in the second quarter of 2010 compared to the second quarter of 2009. This decrease was due to reductions in several lines of business due to softening market conditions combined with the timing of a political risk trade credit contract which incepted in the second quarter of 2009 and renewed in the first quarter of 2010. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $6.2 million of underwriting income in the second quarter of 2010, compared to $13.0 million in the second quarter of 2009, a decrease of $6.8 million, principally due to a decrease in net premiums earned primarily due to the non-renewal and portfolio transfer out, as noted above, resulting in lower gross premiums written over the last year and consequently, lower net premiums earned. Current accident year losses decreased $5.2 million, to $30.2 million in the second quarter of 2010, compared to $35.4 million in the second quarter of 2009, and included $15.0 million of loss reserves established in the second quarter of 2010 associated with the Deepwater Horizon oil rig event. The favorable development on prior year reserves of $20.5 million and $19.4 million during the second quarter of 2010 and 2009, respectively, was primarily driven by lower than expected reported claims on prior years reserves, and for 2009, specifically from the 2005 through 2008 underwriting years. In the second quarter of 2010, our specialty unit generated a net claims and claim expense ratio of 39.9%, an underwriting expense ratio of 34.5% and a combined ratio of 74.4%, compared to 34.8%, 36.9% and 71.7%, respectively, in the second quarter of 2009.

Lloyd’s

Below is a summary of the underwriting results and ratios for our Lloyd’s unit for the three months ended June 30, 2010:

Lloyd’s overview

Three months ended June 30,	2010
(in thousands of U.S. dollars, except ratios)
Lloyd’s gross premiums written
Catastrophe	$7,324
Specialty	6,507
Insurance	21,010

Total Lloyd’s gross premiums written (1)	$34,841

Net premiums written	$32,330

Net premiums earned	16,630
Net claims and claim expenses incurred	7,752
Acquisition expenses	3,172
Operational expenses	4,953

Underwriting income	$753

Net claims and claim expenses incurred - current accident year	$7,814
Net claims and claim expenses incurred - prior accident years	(62)

Net claims and claim expenses incurred - total	$7,752

Net claims and claim expense ratio - current accident year	47.0%
Net claims and claim expense ratio - prior accident years	(0.4%)

Net claims and claim expense ratio - calendar year	46.6%
Underwriting expense ratio	48.9%

Combined ratio	95.5%

(1)	Includes gross premiums written ceded from the Insurance segment to the Lloyd’s unit of $21.0 million for the three months ended June 30, 2010.

In 2009, we established Syndicate 1458, a Lloyd’s syndicate, to start writing certain lines of insurance and reinsurance business. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. Although Syndicate 1458 writes direct insurance as well as reinsurance, we manage this business as part of our reinsurance operations and include its results of operations within our Reinsurance segment. Our Lloyd’s unit results include Syndicate 1458, our corporate capital vehicle, RenaissanceRe CCL, prior to its inter-company cession of Syndicate 1458 business to Renaissance

Reinsurance, and our managing agency, RSML. The results of our Lloyd’s unit were not significant in 2009; however, we expect its absolute and relative contributions to our consolidated results of operations to grow over time.

Lloyd’s Gross Premiums Written – In the second quarter of 2010, our Lloyd’s unit gross premiums written were $34.8 million, and include property catastrophe, specialty and insurance premiums written.

Lloyd’s Underwriting Results – Our Lloyd’s unit generated underwriting income of $0.8 million and a combined ratio of 95.5% in the second quarter of 2010. Net claims and claim expenses for the second quarter of 2010 are comprised primarily of incurred but not reported loss activity in the specialty and insurance lines of business. To date, the Lloyd’s unit has not incurred a catastrophe loss. Operational expenses of $5.0 million principally include compensation and related operating expenses.

Insurance Segment

Below is a summary of the underwriting results and ratios for the three months ended June 30, 2010 and 2009 for our Insurance segment:

Insurance segment overview

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Crop	$273,833	$234,994	$38,839
Commercial multi-line	30,911	25,447	5,464
Commercial property	20,801	32,366	(11,565)
Personal lines property	5,679	5,924	(245)

Gross premiums written	$331,224	$298,731	$32,493

Net premiums written	$201,232	$236,389	$(35,157)

Net premiums earned	$111,669	$151,905	$(40,236)
Net claims and claim expenses incurred	70,247	107,612	(37,365)
Acquisition expenses	18,831	31,359	(12,528)
Operational expenses	15,554	11,676	3,878

Underwriting income	$7,037	$1,258	$5,779

Net claims and claim expenses incurred - current accident year	$75,274	$117,465	$(42,191)
Net claims and claim expenses incurred - prior years	(5,027)	(9,853)	4,826

Net claims and claim expenses incurred - total	$70,247	$107,612	$(37,365)

Net claims and claim expense ratio - current accident year	67.4%	77.3%	(9.9%)
Net claims and claim expense ratio - prior accident years	(4.5%)	(6.5%)	2.0%

Net claims and claim expense ratio - calendar year	62.9%	70.8%	(7.9%)
Underwriting expense ratio	30.8%	28.4%	2.4%

Combined ratio	93.7%	99.2%	(5.5%)

Insurance Segment Gross Premiums Written – Gross premiums written by our Insurance segment increased $32.5 million, or 10.9%, to $331.2 million in the second quarter of 2010, compared to $298.7 million in the second quarter of 2009, primarily due to growth in our crop insurance gross premiums written during the second quarter of 2010. Crop insurance gross premiums written increased $38.8 million, or 16.5%, to $273.8 million in the second quarter of 2010, compared to $235.0 million in the second quarter of 2009, driven by new business resulting from our growth in overall market share. Our Insurance segment premiums can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.

Insurance Segment Underwriting Results – Our Insurance segment generated underwriting income of $7.0 million in the second quarter of 2010, compared to $1.3 million in the second quarter of 2009. In the second quarter of 2010, our Insurance segment generated a net claims and claim expense ratio of 62.9%, an underwriting expense ratio of 30.8% and a combined ratio of 93.7%, compared to 70.8%, 28.4% and 99.2%, respectively, in the second quarter of 2009. The increase in underwriting income and decrease in our combined ratio was due primarily to a $37.4 million decrease in net claims and claim expenses and a $12.5 million decrease in acquisition expenses in the second quarter of 2010. The decrease in net claims and claim expenses was principally driven by a reduction of losses in our crop insurance line of business in the second quarter of 2010, compared to the second quarter of 2009. The decrease in acquisition expenses in the second quarter of 2010, compared with the second quarter of 2009, was primarily related to the $67.7 million increase in ceded premiums written during the second quarter of 2010, which resulted in additional ceding commissions offsetting gross acquisition expenses, combined with the increase in the amount of crop insurance as a relative proportion of the Insurance segment’s gross premiums written, as crop insurance generally has a lower acquisition expense ratio than other lines of business within the Insurance segment. Our Insurance segment experienced $5.0 million of favorable development on prior year reserves in the second quarter of 2010 compared to $9.9 million of favorable development in the second quarter of 2009, primarily as a result of better than expected reported claims activity.

Operational expenses increased $3.9 million to $15.6 million in the second quarter of 2010, compared to $11.7 million in the second quarter of 2009, primarily due to increased compensation and benefits-related costs as a result of an increase in allocated expenses given the Company’s increased headcount.

As discussed below under “Reserves for Claims and Claim Expenses,” the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our crop insurance business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, or in some cases, well into the following year, as well as what commodity prices are at the end of the policy period. In addition, management has to estimate, by type of crop and state, which losses will be ceded to the FCIC. Our estimate of net claims and claim expenses incurred for our crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars)
Fixed maturity investments	$27,742	$40,007	$(12,265)
Short term investments	2,458	2,741	(283)
Other investments
Hedge funds and private equity investments	8,188	12,327	(4,139)
Other	(8,184)	61,740	(69,924)
Cash and cash equivalents	65	157	(92)

	30,269	116,972	(86,703)
Investment expenses	(2,662)	(2,679)	17

Net investment income	$27,607	$114,293	$(86,686)

Net investment income was $27.6 million in the second quarter of 2010, compared to net investment income of $114.3 million in the second quarter of 2009. The $86.7 million decrease in net investment income was principally driven by a $69.9 million decrease from our other investments, including senior secured bank loan funds and non-U.S. fixed income funds, a $4.1 million decrease in our hedge fund and private equity investments and a $12.3 million decrease in net investment income from our fixed maturity investments. Net investment income for the second quarter of 2010 was favorably impacted by declining interest rates in the second quarter of 2010, which was partially offset by a widening of credit spreads in the quarter. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized losses of $19.2 million in the second quarter of 2010, compared to $69.3 million of unrealized gains in the second quarter of 2009.

Reductions in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and a corresponding decline in interest rates has lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. Among other factors, our current asset allocations reflect a relative reduction from earlier periods of the number of classes of securities characterized by higher estimated yields and expected risk, which has reduced the weighted average yield to maturity for our investment portfolio and which we expect will also impact future net investment income.

Fixed Maturity Investments - Net Realized and Unrealized Gains and Net Other-Than-Temporary Impairments

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars)
Gross realized gains	$29,058	$33,213	$(4,155)
Gross realized losses	(5,962)	(14,324)	8,362

Net realized gains on fixed maturity investments	$23,096	$18,889	$4,207

Net unrealized gains on fixed maturity investments, trading	48,010	—	48,010

Net realized and unrealized gains on fixed maturity investments	$71,106	$18,889	$52,217

Total other-than-temporary impairments	(798)	(5,289)	4,491
Portion recognized in other comprehensive income, before taxes	2	3,456	(3,454)

Net other-than-temporary impairments	$(796)	$(1,833)	$1,037

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $48.0 million of net unrealized gains on these securities in our consolidated statement of operations for the second quarter of 2010. We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded currently in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Net realized gains on fixed maturity investments were $23.1 million in the second quarter of 2010, compared to $18.9 million in the second quarter of 2009, an increase of $4.2 million, as a result of a $4.2 million decrease in gross realized gains and more than offset by an $8.4 million decrease in gross realized losses. Net other-than-temporary impairments recognized in earnings were $0.8 million in the second quarter of 2010 compared to $1.8 million for the second quarter of 2009. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. Of the total other-than-temporary impairment charges in the second quarter of 2010, $0.8 million was recognized in earnings and includes $0.8 million for credit losses and $nil for investments we intend to sell, and $2 thousand related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the guidance adopted in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Equity in Earnings of Other Ventures

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars)
Top Layer Re	$2,609	$4,176	$(1,567)
Tower Hill Companies	229	536	(307)
Other	322	720	(398)

Total equity in earnings of other ventures	$3,160	$5,432	$(2,272)

Equity in earnings of other ventures represents primarily our pro-rata share of the net income from our investments in Top Layer Re and the Tower Hill Companies. Equity in earnings of other ventures generated $3.2 million of income in the second quarter of 2010, compared to $5.4 million in the second quarter of 2009. The $2.3 million decrease in equity in earnings of other ventures in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to decreased earnings from Top Layer Re as a result of lower gross premiums written and lower investment results for Top Layer Re, for reasons similar to those noted above.

The equity pick-up for our earnings in the Tower Hill Companies is recorded one quarter in arrears.

Other Loss

The items reported in other loss are detailed below:

Three months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$128	$(7,928)	$8,056
Weather-related and loss mitigation	(18)	(2,963)	2,945
Weather and energy risk management operations	(492)	6,428	(6,920)
Mark-to-market on Platinum warrant	(1,668)	424	(2,092)
Other items	(1,044)	383	(1,427)

Total other loss	$(3,094)	$(3,656)	$562

In the second quarter of 2010, we incurred an other loss of $3.1 million, compared to $3.7 million in the second quarter of 2009. Other loss attributable to our weather and energy risk management operations of $0.5 million in the second quarter of 2010, decreased $6.9 million, from other income of $6.4 million in the second quarter of 2009, due to a combination of unusual weather patterns and less liquidity in the markets in which we operate. Our assumed and ceded reinsurance contracts accounted for as derivatives and deposits generated $0.1 million in other income in the second quarter of 2010, compared to an other loss of $7.9 million in the second quarter of 2009, an improvement of $8.1 million, primarily due to more ceded contracts accounted for at fair value in 2009, compared to 2010.

Certain contracts we enter into and our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.

Other Items

Operational Expenses

Operational expenses increased $3.5 million to $50.4 million in the second quarter of 2010, compared to $46.9 million in the second quarter of 2009, primarily due to increased compensation and benefits related costs as a result of our increased headcount including $5.0 million of operational expenses associated with our new Lloyd’s unit.

Interest Expense

Interest expense increased $2.0 million to $6.2 million in the second quarter of 2010, compared to $4.2 million in the first six months of 2009, primarily due to the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010.

Attribution of Net Income

A portion of our net income is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders increased $2.3 million to $51.9 million in the second quarter of 2010, compared to $49.7 million in the second quarter of 2009, due to the increased profitability of DaVinciRe and partially offset by an increase in our ownership of DaVinciRe to 41.2% in the second quarter of 2010, compared to 38.2% in the second quarter of 2009.

SUMMARY OF RESULTS OF OPERATIONS

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Summary Overview

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,404,971	$1,453,473	$(48,502)
Net premiums written	968,545	1,078,206	(109,661)
Net premiums earned	604,648	681,565	(76,917)
Net claims and claim expenses incurred	126,724	153,020	(26,296)
Underwriting income	278,378	344,824	(66,446)
Net investment income	94,788	156,419	(61,631)
Net realized and unrealized gains on fixed maturity investments	119,704	41,015	78,689
Net other-than-temporary impairments	(829)	(20,855)	20,026
Net income	458,903	474,740	(15,837)
Net income available to RenaissanceRe common shareholders	375,288	368,463	6,825
Net income available to RenaissanceRe common shareholders per common share - diluted	$6.37	$5.90	$0.47

Net claims and claim expense ratio - current accident year	62.0%	37.0%	25.0%
Net claims and claim expense ratio - prior accident years	(41.0%)	(14.5%)	(26.5%)

Net claims and claim expense ratio - calendar year	21.0%	22.5%	(1.5%)
Underwriting expense ratio	33.0%	26.9%	6.1%

Combined ratio	54.0%	49.4%	4.6%

	June 30, 2010	December 31, 2009	Change	% Change
Book value per common share	$56.96	$51.68	$5.28	10.2%
Accumulated dividends per common share	9.38	8.88	0.50	5.6%

Book value per common share plus accumulated dividends	$66.34	$60.56	$5.78

Net income available to RenaissanceRe common shareholders was $375.3 million in the first six months of 2010, compared to $368.5 million in the first six months of 2009. Net income available to RenaissanceRe common shareholders per fully diluted common share was $6.37 for the first six months of 2010, compared to $5.90 in the first six months of 2009. The $6.8 million increase in net income available to RenaissanceRe common shareholders in the first six months of 2010, compared to the first six months of 2009, was primarily due to:

•

Improved Investment Results – including a $78.7 million increase in net realized and unrealized gains on fixed maturity investments and a $20.0 million decrease in net other-than-temporary impairments and partially offset by a $61.6 million decrease in net investment income, which collectively increased our net income by $37.1 million in the first six months of 2010, compared to the first six months of 2009. The increase in our investment results was primarily due to the contraction of credit spreads on our fixed maturity investments and higher average invested assets compared to the first six months of 2009, and partially offset by lower returns on hedge fund and private equity investments and certain non-investment grade allocations which are included in other investments. The reduction in net other-than-temporary impairments was due in part to our adoption in the second quarter of 2009 of new guidance on the recognition and presentation of other-than-temporary impairments, as well as improving market conditions for our investments and the designation, upon acquisition of a significant portion of our fixed maturity investments as trading, rather than as available for sale;

•

Lower Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe decreased $22.7 million principally due to a reduction in underwriting income, due to the increase in current accident year net claims and claim expenses as noted below, which also impacted DaVinciRe and decreased its net income in the first six months of 2010, and consequently decreased redeemable noncontrolling interest – DaVinciRe, combined with an increase in our ownership of DaVinciRe to 41.2% for the first six months of 2010, compared to 38.2% in the first six months of 2009;

•

Lower Other Loss – our other loss was $8.8 million in the first six months of 2010, an improvement of $9.6 million compared to the first six months of 2009, primarily as a result of improved results from our weather-related and loss mitigation activities and our assumed and ceded reinsurance contracts accounted for as derivatives and deposits, combined with a positive mark-to-market adjustment on our investment in the Platinum warrant; and partially offset by

•

Lower Underwriting Income – our underwriting income decreased $66.4 million due to a $28.3 million increase in operational expenses and a $76.9 million decrease in net premiums earned and partially offset by a $26.3 million decrease in net claims and claim expenses incurred and a $12.5 million decrease in acquisition expenses. The increase in operational expenses was primarily due to an increase in our employee base which has increased our compensation and related operating expenses. Included in the current accident year net claims and claim expenses of $374.8 million are $183.3 million of claims and claim expenses incurred as a result of the Chilean earthquake and European windstorm Xynthia (“Xynthia”), both of which occurred in the first quarter of 2010 and are described in more detail below. In addition, claims and claim expenses include $248.1 million of favorable development on prior accident years due to reductions to our estimated ultimate losses in our catastrophe unit, combined with lower than expected loss emergence in our specialty unit and Insurance segment, as discussed below.

Book value per common share increased $5.28 to $56.96 at June 30, 2010, compared to $51.68 at December 31, 2009. Book value per common share plus accumulated dividends increased $5.78 to $66.34 at June 30, 2010, compared to $60.56 at December 31, 2009. The 10.2% growth in book value per common share was driven by comprehensive income attributable to RenaissanceRe of $377.2 million for the first six months of 2010, and partially offset by $28.7 million of common dividends declared and paid during the first six months of 2010. Book value per common share was also impacted by prior period common share repurchases, including no common share repurchases in the first six months of 2009, compared to $411.3 million of common shares repurchased in the first six months of 2010.

Net Impact of the Chilean Earthquake and Xynthia

We recorded $122.7 million of net negative impact from the Chilean earthquake and Xynthia in the first six months of 2010. Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest. Our estimate of losses from the Chilean earthquake and Xynthia are based on initial industry insured loss estimates, market share analysis, the application of our modeling techniques, and a review of our in-force contracts. Given the preliminary nature of the information available, inadequacies in the data provided thus far by industry participants, the magnitude and recent occurrence of the events, the expected lengthy claims development period, in particular for the Chilean earthquake, and other factors and uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events will vary from these estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the supplemental financial data below for additional information detailing the net negative impact from these events on our consolidated financial statements and our Reinsurance segment results.

Underwriting Results

In the first six months of 2010, we generated $278.4 million of underwriting income, compared to $344.8 million in the first six months of 2009. We had a net claims and claim expense ratio of 21.0%, an underwriting expense ratio of 33.0% and a combined ratio of 54.0%, in the first six months of 2010, compared to a net claims and claim expense ratio, underwriting expense ratio and a combined ratio of 22.5%, 26.9% and 49.4%, respectively, in the first six months of 2009.

Gross premiums written decreased $48.5 million to $1,405.0 million in the first six months of 2010, compared to $1,453.5 million in the first six months of 2009. The decrease in gross premiums written was primarily due to less favorable pricing and terms experienced in our catastrophe unit during the January and June 2010 reinsurance renewals compared to the 2009 renewals as gross premiums written in the unit decreased $106.8 million in the first six months of 2010, compared to the first six months of 2009. The market conditions in our catastrophe unit were principally driven by softening market conditions as a result of the comparably low level of insured catastrophe losses in 2009, combined with the improved capital position of many participants in the (re)insurance industry. In addition, the Company’s decrease in catastrophe premiums for the first six months of 2010 reflects $41.8 million of gross premiums written on behalf of our fully-collateralized property catastrophe joint venture, Tim Re II, during the second quarter of 2009, which did not recur in 2010. The decrease in gross premiums written in our catastrophe unit was partially offset by an increase in gross premiums written in our Insurance segment, which increased $19.2 million, or 5.3%, to $383.1 million in the first six months of 2010, compared to $363.9 million in the first six months of 2009. As discussed in more detail below, the increase in gross premiums written in our Insurance segment was primarily due to growth in our crop insurance and commercial multi-line lines of business, and partially offset by our commercial property and personal lines property lines of business. Our specialty reinsurance premiums increased $13.3 million, or 19.5%, to $81.4 million in the first six months of 2010, compared to $68.1 million in the first six months of 2009. As discussed in more detail below, the increase in gross premiums written in our specialty unit was primarily due to the inception of several new contracts and the negative impact during the second quarter of 2009 related to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract.

Net premiums written decreased $109.7 million in the first six months of 2010 to $968.5 million, from $1,078.2 million in the first six months of 2009. The decrease in net premiums written was due to the decrease in gross premiums written noted above and a $61.2 million increase in ceded premiums written in the first six months of 2010, compared to the first six months of 2009, with the increase in ceded premiums written principally driven by the Insurance segment, as discussed in more detail below. Net premiums earned decreased $76.9 million to $604.6 million in the first six months of 2010, compared to $681.6 million in the first six months of 2009.

Net claims and claim expenses incurred decreased by $26.3 million to $126.7 million in the first six months of 2010 compared to $153.0 million in the first six months of 2009, due to an increase in favorable development on prior years reserves which was partially offset by higher current accident year losses. Insured losses from catastrophes were significantly higher in the first six months of 2010, compared to the first six months of 2009, specifically as a result of the impact of the Chilean earthquake and Xynthia which occurred in the first quarter of 2010 and impacted our Reinsurance segment results, as discussed in more detail below, compared to the first six months of 2009, and, as a result, our current accident year net claims and claim expenses increased to $374.8 million in the first six months of 2010, compared to $252.0 million in the first six months of 2009. We experienced $248.1 million of favorable development on prior year reserves in the first six months of 2010, compared to $99.0 million of favorable development in the first six months of 2009, including $186.6 million attributable to our Reinsurance segment and $61.5 million to our Insurance segment, as discussed in more detail below.

The following is supplemental financial data regarding the net financial statement impact on our consolidated results for the first six months of 2010 due to the Chilean earthquake and Xynthia:

	Six months ended June 30, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total

Net claims and claim expenses incurred	$(159,378)	$(23,895)	$(183,273)

Net reinstatement premiums earned	27,000	2,679	29,679
Lost profit commissions	(6,577)	(852)	(7,429)

Net impact on underwriting result	(138,955)	(22,068)	(161,023)
Noncontrolling interest - DaVinciRe	32,934	5,356	38,290

Net negative impact	$(106,021)	$(16,712)	$(122,733)

Impact on combined ratio	26.2%	3.9%	30.4%

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit, specialty unit and Lloyd’s unit underwriting results and ratios for the six months ended June 30, 2010 and 2009:

Reinsurance segment overview

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$1,043,750	$1,088,548	$(44,798)

Net premiums written	$753,639	$809,768	$(56,129)

Net premiums earned	464,893	453,883	11,010
Net claims and claim expenses incurred	78,954	(24,218)	103,172
Acquisition expenses	44,931	40,157	4,774
Operational expenses	74,973	64,304	10,669

Underwriting income	$266,035	$373,640	$(107,605)

Net claims and claim expenses incurred - current accident year	$265,559	$96,881	$168,678
Net claims and claim expenses incurred - prior accident years	(186,605)	(121,099)	(65,506)

Net claims and claim expenses incurred - total	$78,954	$(24,218)	$103,172

Net claims and claim expense ratio - current accident year	57.1%	21.3%	35.8%
Net claims and claim expense ratio - prior accident years	(40.1%)	(26.6%)	(13.5%)

Net claims and claim expense ratio - calendar year	17.0%	(5.3%)	22.3%
Underwriting expense ratio	25.8%	23.0%	2.8%

Combined ratio	42.8%	17.7%	25.1%

(1)	Reinsurance gross premiums written includes $21.9 million and $(1.0) million of premiums assumed from the Insurance segment for the six months ended June 30, 2010 and 2009, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $44.8 million, or 4.1%, to $1,043.8 million in the first six months of 2010, compared to $1,088.5 million in the first six months of 2009, primarily due to a decrease in gross premiums written in our catastrophe unit, which was impacted by reduced pricing on the January and June 2010 reinsurance renewals, and by the additional premium written by Tim Re II in the second quarter of 2009 that did not recur in 2010, as noted above. Excluding the impact of $29.7 million of reinstatement premiums written and earned in the first quarter of 2010 as a direct result of the net claims and claim expenses incurred from the Chilean earthquake and Xynthia, our Reinsurance segment premiums would have declined $74.5 million, or 6.8%. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $266.0 million of underwriting income in the first six months of 2010, compared to $373.6 million in the first six months of 2009, a decrease of $107.6 million. The decrease in underwriting income was primarily due to the decrease in gross premiums written, as noted above, combined with an increase in net claims and claim expenses of $103.2 million, as discussed below. In the first six months of 2010, our Reinsurance segment generated a net claims and claim expenses ratio of 17.0%, an underwriting expense ratio of 25.8% and a combined ratio of 42.8%, compared to negative 5.3%, 23.0% and

17.7%, respectively, in the first six months of 2009. Current accident year losses of $265.6 million in the first six months of 2010 were up $168.7 million from $96.9 million in the first six months of 2009, principally due to the Chilean earthquake and Xynthia, as detailed in the table below.

	Six months ended June 30, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total

Net claims and claim expenses incurred	$(159,378)	$(23,895)	$(183,273)

Net reinstatement premiums earned	27,000	2,679	29,679
Lost profit commissions	(6,577)	(852)	(7,429)

Net impact on Reinsurance segment underwriting result	$(138,955)	$(22,068)	$(161,023)

Impact on Reinsurance segment combined ratio	35.3%	5.1%	40.9%

During the first six months of 2010 and 2009, we experienced favorable development on prior year reserves of $186.6 million and $121.1 million, respectively. Included in the favorable development on prior year reserves in the first six months of 2010 were $94.0 million and $92.5 million attributable to our specialty unit and catastrophe unit, respectively. The favorable development in our specialty unit in the first six months of 2010 was associated with actuarial assumption changes of $31.4 million made in the first quarter of 2010, principally in our casualty clash and surety lines of business primarily as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected, and partially offset by an increase in reserves within our workers compensation per risk line of business; $28.0 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and $34.5 million due to actual reported losses coming in lower than expected in the current quarter on prior accident years events. In addition, the favorable development in our catastrophe unit for the first six months of 2010 was primarily due to reductions in the estimated ultimate losses of mature, large, mainly international catastrophe events as a result of a review conducted during the second quarter of 2010, combined with decreases in estimated ultimate losses on certain specific catastrophe events as a result of lower than expected claims emergence. The favorable development in the first six months of 2009 was the result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and lower than expected claims emergence within our specialty unit, as discussed in more detail below.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain fee income and profit commissions, subject to the terms of these agreements. We record these fees and profit commissions as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $26.1 million and $39.2 million for the first six months of 2010 and 2009, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 5.6% and 8.6% for the first six months of 2010 and 2009, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $43.0 million and $65.4 million for the first six months of 2010 and 2009, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit for the six months ended June 30, 2010 and 2009:

Catastrophe overview

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$570,919	$645,899	$(74,980)
DaVinci	342,743	374,519	(31,776)

Total property catastrophe gross premiums written (1)	$913,662	$1,020,418	$(106,756)

Net premiums written	$629,755	$746,072	$(116,317)

Net premiums earned	386,808	367,220	19,588
Net claims and claim expenses incurred	109,461	(49,232)	158,693
Acquisition expenses	34,054	23,012	11,042
Operational expenses	52,057	49,435	2,622

Underwriting income	$191,236	$344,005	$(152,769)

Net claims and claim expenses incurred - current accident year	$201,922	$40,017	$161,905
Net claims and claim expenses incurred - prior accident years	(92,461)	(89,249)	(3,212)

Net claims and claim expenses incurred - total	$109,461	$(49,232)	$158,693

Net claims and claim expense ratio - current accident year	52.2%	10.9%	41.3%
Net claims and claim expense ratio - prior accident years	(23.9%)	(24.3%)	0.4%

Net claims and claim expense ratio - calendar year	28.3%	(13.4%)	41.7%
Underwriting expense ratio	22.3%	19.7%	2.6%

Combined ratio	50.6%	6.3%	44.3%

(1)	Includes gross premiums written ceded from the Insurance segment to the Catastrophe unit of $(0.2) million and $(1.0) million for the six months ended June 30, 2010 and 2009, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2010, our catastrophe reinsurance gross premiums written decreased by $106.8 million, or 10.5%, to $913.7 million, compared to the first six months of 2009. The decrease was principally due to less favorable pricing and terms for the January and June 2010 reinsurance renewals, which resulted in us writing less business, as well as experiencing lower premium rates on our renewal business and by $41.8 million of premiums written by our fully-collateralized property catastrophe joint venture, Tim Re II, in the second quarter of 2009 that did not recur in 2010, as noted above. Excluding the impact of $29.7 million of reinstatement premiums written and earned in 2010 as a direct result of the net claims and claim expenses incurred from the Chilean earthquake and Xynthia, our catastrophe reinsurance gross premiums written would have declined $136.4 million or 13.4%. Our catastrophe reinsurance results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $191.2 million of underwriting income in the first six months of 2010, compared to $344.0 million in the first six months of 2009, a decrease of $152.8 million. The decrease in underwriting income was due primarily to a $158.7 million increase in net claims and claim expenses as a result of $175.8 million of net claims and claim expenses related to the Chilean earthquake and Xynthia and partially offset by a $19.6 million increase in net premiums earned. Net premiums earned in the first six months of 2010 included $29.7 million of reinstatement premiums earned as a result of the Chilean earthquake and Xynthia.

The Chilean earthquake and Xynthia added 40.2 and 6.1 percentage points, respectively, to the catastrophe unit’s combined ratio for the first six months of 2010 as detailed in the table below:

	Six months ended June 30, 2010
	Catastrophe
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total

Net claims and claim expenses incurred	$(151,878)	$(23,895)	$(175,773)

Net reinstatement premiums earned	27,000	2,679	29,679
Lost profit commissions	(6,577)	(852)	(7,429)

Net impact on underwriting result	$(131,455)	$(22,068)	$(153,523)

Impact on combined ratio	40.2%	6.1%	47.1%

In the first six months of 2010, our catastrophe unit generated a net claims and claim expense ratio of 28.3%, an underwriting expense ratio of 22.3% and a combined ratio of 50.6%, compared to negative 13.4%, 19.7% and 6.3%, respectively, in the first six months of 2009. The increase in our underwriting expense ratio by 2.6 percentage points was driven by an $11.0 million increase in acquisition expenses, primarily as a result of lower profit commissions on ceded premiums earned, and an increase in operational expenses of $2.6 million primarily as a result of an increase in our employee base which has increased compensation and related operating expenses.

During the first six months of 2010, we experienced $92.5 million of favorable development on prior year reserves due to reductions of $33.6 million to the estimated ultimate losses of mature, large, mainly international catastrophe events as a result of a review conducted during the second quarter of 2010, combined with reductions in net ultimate losses associated with the 2005 hurricanes of $14.6 million, the 2008 hurricanes of $6.9 million, and European windstorm Klaus of $5.2 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes. During the first six months of 2009, we experienced $89.2 million of favorable development on prior year reserves as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, including hurricanes Gustav and Ike (2008), the United Kingdom flooding (2007) and European windstorm Kyrill (2007).

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the six months ended June 30, 2010 and 2009:

Specialty overview

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$79,838	$65,603	$14,235
DaVinci	1,602	2,527	(925)

Total specialty gross premiums written	$81,440	$68,130	$13,310

Net premiums written	$77,903	$63,696	$14,207

Net premiums earned	54,484	86,663	(32,179)
Net claims and claim expenses incurred	(40,846)	25,014	(65,860)
Acquisition expenses	6,546	17,145	(10,599)
Operational expenses	11,829	14,869	(3,040)

Underwriting income	$76,955	$29,635	$47,320

Net claims and claim expenses incurred - current accident year	$53,137	$56,864	$(3,727)
Net claims and claim expenses incurred - prior accident years	(93,983)	(31,850)	(62,133)

Net claims and claim expenses incurred - total	$(40,846)	$25,014	$(65,860)

Net claims and claim expense ratio - current accident year	97.5%	65.6%	31.9%
Net claims and claim expense ratio - prior accident years	(172.5%)	(36.7%)	(135.8%)

Net claims and claim expense ratio - calendar year	(75.0%)	28.9%	(103.9%)
Underwriting expense ratio	33.8%	36.9%	(3.1%)

Combined ratio	(41.2%)	65.8%	(107.0%)

Specialty Reinsurance Gross Premiums Written – In the first six months of 2010, our specialty reinsurance gross premiums written increased by $13.3 million, or 19.5%, to $81.4 million, compared to $68.1 million in the first six months of 2009, due principally to the inception of several new contracts providing financial and credit reinsurance, and partially offset by the non-renewal of a quota share program in mid-2009 that did not meet our expectations and was included in gross premiums written for the first six months of 2009, but not in our gross premiums written for the first six months of 2010. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty reinsurance unit generated $77.0 million of underwriting income in the first six months of 2010, compared to $29.6 million in the first six months of 2009, an increase of $47.3 million, primarily due to decreases of $65.9 million and $13.6 million in net claims and claim expenses and underwriting expenses, respectively, and partially offset by a $32.2 million decrease in net premiums earned. Current accident year losses in the first six months of 2010 of $53.1 million were down $3.7 million from $56.9 million in the first six months of 2009, and include $15.0 million of loss reserves established in the second quarter of 2010 associated with the Deepwater Horizon oil rig event. The $94.0 million of net favorable development in the first six months of 2010 includes $31.4 million associated with actuarial assumption changes made in the first quarter of 2010, which decreased our reserve for claims and claim expenses, principally in our casualty clash and surety lines of business and partially offset by an increase in reserves within our workers compensation per risk line of business, principally as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected; $28.0 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and $34.5 million due to actual reported losses coming in lower than expected in the first six months of 2010 on prior accident years events. During the first six months of 2009, we experienced $31.9 million of favorable development on prior accident years primarily as a result of lower than expected reported claims on prior year reserves, specifically related to the 2005 through 2008 underwriting years. In the first six months of 2010, our specialty unit generated a net claims and claim expense ratio of negative 75.0%, an underwriting expense ratio of 33.8% and a combined ratio of negative 41.2%, compared to 28.9%, 36.9% and 65.8%, respectively, in the first six months of 2009. The net claims and claim expense and combined ratios in the first six months of 2010, were impacted by a $32.2 million decrease in net premiums earned, principally due to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract, as discussed above, combined with a $62.1 million increase in favorable development on prior year reserves, as discussed above.

Lloyd’s

Below is a summary of the underwriting results and ratios for our Lloyd’s unit for the six months ended June 30, 2010:

Lloyd’s overview

Six months ended June 30,	2010
(in thousands of U.S. dollars, except ratios)
Lloyd’s gross premiums written
Catastrophe	$12,993
Specialty	14,230
Insurance	21,642

Total Lloyd’s gross premiums written (1)	$48,865

Net premiums written	$45,981

Net premiums earned	23,601
Net claims and claim expenses incurred	10,339
Acquisition expenses	4,331
Operational expenses	11,087

Underwriting loss	$(2,156)

Net claims and claim expenses incurred - current accident year	$10,500
Net claims and claim expenses incurred - prior accident years	(161)

Net claims and claim expenses incurred - total	$10,339

Net claims and claim expense ratio - current accident year	44.5%
Net claims and claim expense ratio - prior accident years	(0.7%)

Net claims and claim expense ratio - calendar year	43.8%
Underwriting expense ratio	65.3%

Combined ratio	109.1%

(1)	Includes gross premiums written ceded from the Insurance segment to the Lloyd’s unit of $21.6 million for the six months ended June 30, 2010.

In 2009, we established Syndicate 1458, a Lloyd’s syndicate, to start writing certain lines of insurance and reinsurance business. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. Although Syndicate 1458 writes direct insurance as well as reinsurance, we manage this business as part of our reinsurance operations and include its results of operations within our Reinsurance segment. Our Lloyd’s unit results include Syndicate 1458, our corporate capital vehicle, RenaissanceRe CCL, prior to its inter-company cession of Syndicate 1458 business to Renaissance Reinsurance, and our managing agency, RSML. The results of our Lloyd’s unit were not significant in 2009; however, we expect its absolute and relative contributions to our consolidated results of operations to grow over time.

Lloyd’s Gross Premiums Written – In the first six months of 2010, our Lloyd’s unit gross premiums written were $48.9 million, and include property catastrophe, specialty and insurance premiums written.

Lloyd’s Underwriting Results – Our Lloyd’s unit incurred an underwriting loss of $2.2 million and a combined ratio of 109.1% for the first six months of 2010. Net claims and claim expenses for the first six months of 2010 are comprised primarily of incurred but not reported loss activity in the specialty and insurance lines of business. To date, the Lloyd’s unit has not incurred a catastrophe loss. Operational expenses of $11.1 million principally include compensation and related operating expenses.

Insurance Segment

Below is a summary of the underwriting results and ratios for our Insurance segment for the six months ended June 30, 2010 and 2009:

Insurance segment overview

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Crop	$280,969	$243,146	$37,823
Commercial multi-line	57,715	50,089	7,626
Commercial property	33,809	48,487	(14,678)
Personal lines property	10,611	22,158	(11,547)

Gross premiums written	$383,104	$363,880	$19,224

Net premiums written	$214,906	$268,438	$(53,532)

Net premiums earned	$139,755	$227,682	$(87,927)
Net claims and claim expenses incurred	47,770	177,238	(129,468)
Acquisition expenses	39,688	56,942	(17,254)
Operational expenses	39,954	22,318	17,636

Underwriting income (loss)	$12,343	$(28,816)	$41,159

Net claims and claim expenses incurred - current accident year	$109,279	$155,094	$(45,815)
Net claims and claim expenses incurred - prior years	(61,509)	22,144	(83,653)

Net claims and claim expenses incurred - total	$47,770	$177,238	$(129,468)

Net claims and claim expense ratio - current accident year	78.2%	68.1%	10.1%
Net claims and claim expense ratio - prior accident years	(44.0%)	9.7%	(53.7%)

Net claims and claim expense ratio - calendar year	34.2%	77.8%	(43.6%)
Underwriting expense ratio	57.0%	34.9%	22.1%

Combined ratio	91.2%	112.7%	(21.5%)

Insurance Segment Gross Premiums Written – Gross premiums written generated by our Insurance segment increased $19.2 million, or 5.3%, to $383.1 million in the first six months of 2010 compared to $363.9 million in the first six months of 2009. The increase was primarily due to growth in our crop insurance line of business as a result of increased market share, and partially offset by our prior decisions to terminate several program manager relationships and a commercial property quota share contract as a result of softening market conditions, resulting in reduced commercial property and personal lines property gross premiums written.

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

Insurance Segment Underwriting Results – Our Insurance segment generated underwriting income of $12.3 million in the first six months of 2010, compared to incurring an underwriting loss of $28.8 million in the first six months of 2009, an increase of $41.2 million. In the first six months of 2010, our Insurance segment generated a net claims and claim expense ratio of 34.2%, an underwriting expense ratio of 57.0% and a combined ratio of 91.2%, compared to 77.8%, 34.9% and 112.7%, respectively, in the first six months of 2009.

The increase in underwriting income and decrease in our combined ratio was primarily due to a $129.5 million decrease in net claims and claim expenses, which was principally driven by $61.5 million of favorable development on prior year reserves in the first six months of 2010, compared to $22.0 million of unfavorable development on prior year reserves in the first six months of 2009, combined with a decrease of $45.8 million in current accident year losses to $109.3 million in the first six months of 2010, compared to $155.1 million in the first six months of 2009.

Ceded premiums written in our Insurance segment increased $72.8 million, to $168.2 million in the first six months of 2010, compared to $95.4 million in the first six months of 2009, primarily due to our decision to purchase additional reinsurance for our crop insurance line of business. In addition, during the first six months of 2010, our Insurance segment ceded $21.1 million of multi-peril crop insurance premiums to our Lloyd’s unit as part of an intercompany quota share agreement, which is eliminated upon consolidation. As a result of the increase in ceded premiums written and earned, net premiums earned in our Insurance segment decreased $87.9 million in the first six months of 2010, to $139.8 million, compared to $227.7 million in the first six months of 2009.

The 22.1 percentage point increase in the underwriting expense ratio is primarily related to the decrease in net premiums earned, as noted above, as total underwriting expenses were relatively flat at $79.6 million in the first six months of 2010, compared to $79.3 million in the first six months of 2009. However, the composition of underwriting expenses changed during the first six months of 2010, compared to the first six months of 2009, with a $17.3 million decrease in acquisition expenses, being offset by a $17.6 million increase in operational expenses. The decrease in acquisition expenses in the first six months of 2010, compared with the first six months of 2009, was primarily related to the increase in ceded premiums written during the first six months of 2010, as noted above, which resulted in additional ceding commissions offsetting gross acquisition expenses, combined with the increase in the amount of crop insurance as a relative portion of the Insurance segment’s gross premiums written, as crop insurance generally has a lower acquisition expense ratio than other lines of business within the Insurance segment. The increase in operational expenses was primarily due to increased compensation and benefits-related costs as a result of the Company’s increased headcount, including higher allocated expenses, and a $6.8 million charge for impairing software related assets and recognizing severance benefits related to the Company’s decision in the first three months of 2010 to discontinue a new initiative which was under development in 2009 and had yet to commence operations.

During the first six months of 2010, we settled the majority of our outstanding claims associated with the 2009 crop year for our crop insurance business. Due primarily to better than expected yields on late harvested crops for the 2009 crop year, we experienced significantly better than expected results on the settlement of our crop claims and, as a result, we experienced $46.1 million of favorable loss development associated with our crop insurance business in the first six months of 2010. This resulted in a net underwriting gain of $18.4 million in the first six months of 2010 and decreased the Insurance segment’s combined ratio by 12.4 percentage points, after taking into consideration the fact that a portion of the underwriting gain was ceded to the FCIC, as discussed below. The $18.4 million underwriting gain includes $14.0 million and $4.4 million associated with our multi-peril crop insurance and crop hail lines of business, respectively. The multi-peril crop insurance is written through a government sponsored program. The Risk Management Agency of the U.S. Department of Agriculture (“RMA”) sponsors an insurance program that provides reinsurance for participating insurers, including our Company, for multi-peril crop insurance. The terms of the reinsurance agreement with the FCIC allow us to retain only a portion of any underwriting gain or loss experienced on multi-peril crop insurance policies issued in each state. These components are summarized below:

	Six months ended June 30, 2010
(in thousands of United States dollars)	Insurance Segment excluding 2009 Crop Year Impact	2009 Crop Year Impact (1)	Insurance Segment
Net premiums earned	$167,536	$(27,781)	$139,755
Net claims and claim expenses	93,917	46,147	47,770
Underwriting expenses	79,642	—	79,642

Underwriting (loss) income	$(6,023)	$18,366	$12,343

Combined ratio	103.6%	(12.4%)	91.2%

(1)	The 2009 Crop Year Impact includes the favorable development on net claims and claim expenes recorded during the six months ended June 30, 2010, combined with the resulting cession of a portion of the favorable development to the FCIC which is reflected as ceded premiums earned in accordance with the terms of the reinsurance agreement with the FCIC.

In comparison, during the first six months of 2009, our Insurance segment experienced unfavorable development on prior year reserves of $22.1 million, primarily driven by our multi-peril crop insurance line of business related to the 2008 crop year due to an increase in the severity of reported losses incurred during 2008 and reported during the first six months of 2009.

As discussed below under “Reserves for Claims and Claim Expenses,” the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our crop insurance business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, or in some cases, well into the following year, as well as what commodity prices are at the end of the policy period. In addition, management has to estimate, by type of crop and state, which losses will be ceded to the FCIC. Our estimate of net claims and claim expenses incurred for our crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars)
Fixed maturity investments	$56,385	$79,134	$(22,749)
Short term investments	4,742	5,812	(1,070)
Other investments
Hedge funds and private equity investments	25,724	(7,414)	33,138
Other	13,034	83,561	(70,527)
Cash and cash equivalents	131	530	(399)

	100,016	161,623	(61,607)
Investment expenses	(5,228)	(5,204)	(24)

Net investment income	$94,788	$156,419	$(61,631)

Net investment income was $94.8 million in the first six months of 2010, compared to net investment income of $156.4 million in the first six months of 2009. The $61.6 million decrease in net investment income was principally driven by lower yields on the Company’s fixed income portfolios and lower total returns on certain non-investment grade allocations which the Company includes in other investments. Net investment income for the first six months of 2010 was impacted by increased average invested assets and a modest decrease in interest rates. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $5.7 million in the first six months of 2010, compared to $52.3 million of net unrealized gains in the first six months of 2009.

Reductions in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and a corresponding decline in interest rates has lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. Among other factors, our current asset allocations reflect a relative reduction from earlier periods of the number of classes of securities characterized by higher estimated yields and expected risk, which has reduced the weighted average yield to maturity for our investment portfolio and which we expect will also impact future net investment income.

Fixed Maturity Investments - Net Realized and Unrealized Gains and Net Other-Than-Temporary Impairments

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars)
Gross realized gains	$77,945	$64,636	$13,309
Gross realized losses	(11,132)	(23,621)	12,489

Net realized gains on fixed maturity investments	$66,813	$41,015	$25,798

Net unrealized gains on fixed maturity investments, trading	52,891	—	52,891

Net realized and unrealized gains on fixed maturity investments	$119,704	$41,015	$78,689

Total other-than-temporary impairments	(831)	(24,311)	23,480
Portion recognized in other comprehensive income, before taxes	2	3,456	(3,454)

Net other-than-temporary impairments	$(829)	$(20,855)	$20,026

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $52.9 million of net unrealized gains on these securities in our consolidated statement of operations for the first six months of 2010. We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Net realized gains on fixed maturity investments were $66.8 million in the first six months of 2010, compared to $41.0 million in the first six months of 2009, an increase of $25.8 million, as a result of a $13.3 million increase in gross realized gains and a $12.5 million decrease in gross realized losses. Net other-than-temporary impairments recognized in earnings were $0.8 million in the first six months of 2010 compared to $20.9 million for the first six months of 2009. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. Of the total other-than-temporary impairment charges in the first six months of 2010, $0.8 million was recognized in earnings and includes $0.8 million for credit losses and $nil for investments we intend to sell, and $2 thousand related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the guidance adopted in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Equity in Earnings of Other Ventures

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars)
Top Layer Re	$5,989	$6,322	$(333)
Tower Hill Companies	(842)	45	(887)
Other	169	801	(632)

Total equity in earnings of other ventures	$5,316	$7,168	$(1,852)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Top Layer Re and the Tower Hill Companies. Equity in earnings of other ventures generated $5.3 million in income in the first six months of 2010, compared to $7.2 million in the first six months of 2009. The $1.9 million decrease in equity in earnings of other ventures in the first six months of 2010 compared to the first six months of 2009 was primarily due to the Tower Hill Companies and Top Layer Re experiencing lower operating results.

The equity pick-up for our earnings in Tower Hill and the Tower Hill Companies is recorded one quarter in arrears.

Other Income (Loss)

Six months ended June 30,	2010	2009	Change
(in thousands of U.S. dollars)
Weather-related and loss mitigation	$170	$(6,242)	$6,412
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(1,312)	(10,606)	9,294
Weather and energy risk management operations	(2,317)	11,242	(13,559)
Mark-to-market on Platinum warrant	(5,365)	(13,300)	7,935
Other items	(1)	455	(456)

Total other loss	$(8,825)	$(18,451)	$9,626

Our other loss was $8.8 million in the first six months of 2010, an improvement of $9.6 million, compared to an other loss of $18.5 million in the first six months of 2009. The $9.6 million improvement was primarily attributable to: our assumed and ceded reinsurance contracts accounted for as derivatives and deposits which improved $9.3 million as a result of higher expenses for these contracts in 2009; an improvement of $7.9 million related to the mark-to-market adjustment on our investment in the Platinum warrant due to less downward pressure on the stock price of Platinum during the first six months of 2010, compared to the first six months of 2009; and a $6.4 million improvement in our weather-related and loss mitigation activities due to revised internal expense allocations; and partially offset by our weather and energy risk management operations which decreased $13.6 million, to a loss of $2.3 million, due to a combination of unusual weather patterns and less liquidity in the markets in which we operate.

The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance year to date will be indicative of future periods.

Other Items

Operational Expenses

Operational expenses increased $28.3 million to $114.9 million in the first six months of 2010, compared to $86.6 million in the first six months of 2009, primarily due to increased compensation and benefits related costs as a result of our increased headcount including $11.1 million of operational expenses associated with our new Lloyd’s unit, a $6.8 million charge for impairing software related assets and recognizing severance benefits related to the Company’s decision in the first quarter of 2010 to discontinue a new start-up initiative which was under development in 2009 and had yet to commence operations, and $3.4 million related to the previously announced retirement of senior executive officers.

Interest Expense

Interest expense increased $1.0 million to $9.4 million in the first six months of 2010, compared to $8.3 million in the first six months of 2009, primarily due to the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010.

Income Tax (Expense) Benefit

Income tax benefit increased $1.9 million to $2.1 million in the first six months of 2010, compared to $0.2 million in the first six months of 2009, due primarily to our U.S. operations generating higher pre-tax losses during the first six months of 2010, compared to the first six months of 2009.

Attribution of Net Income

A portion of our net income is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders decreased $22.7 million to $62.5 million in the first six months of 2010, compared to $85.1 million in the first six months of 2009, due to the decreased profitability of DaVinciRe. The change in net income attributable to redeemable noncontrolling interest was driven by DaVinciRe generating lower underwriting income in the first six months of 2010, compared to the first six months of 2009, related to the Chilean earthquake and Xynthia and by an increase in our ownership of DaVinciRe to 41.2% for the first six months of 2010, compared to 38.2% in the first six months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At June 30, 2010, the statutory capital and surplus of our Bermuda (re)insurance subsidiaries was $3.2 billion, and the amount of capital and surplus required to be maintained was $565.3 million. During the first six months of 2010, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $281.3 million, $175.8 million and $nil, respectively, compared with $415.3 million, $nil and $nil, respectively, during the first six months of 2009.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk-based capital tests which are the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At June 30, 2010, the estimated consolidated statutory capital and surplus of Stonington was $128.6 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without TDI approval.

RenaissanceRe CCL and Syndicate 1458 are subject to regulation by the Council of Lloyd’s. Syndicate 1458 is also subject to regulation by the Financial Services Authority (the “FSA”) under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At June 30, 2010, the Company maintained $74.3 million and £15.0 million as a Funds at Lloyd’s facility. In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at June 30, 2010.

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

Cash Flows and Liquidity

Cash flows provided by operating activities. Cash flows provided by operating activities in the first six months of 2010 were $288.5 million, which principally consisted of our net income of $458.9 million and an increase in our reserve for unearned premiums of $548.3 million, and partially offset by an increase in premiums receivable of $431.7 million, an increase in ceded reinsurance balances of $184.4 and an adjustment for net realized and unrealized gains on fixed maturity investments of $119.7 million. As discussed under “Summary of Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009”, we generated positive underwriting income and improved investment results, which contributed to cash flows provided by operating activities. In addition, our claims and claim expenses, net, decreased $5.5 million in the first six months of 2010, compared to a decrease of $189.8 million in the first six months of 2009, primarily as a result of $132.2 million of paid claims and claim expenses during the first six months of 2010, and partially offset by $126.7 million of incurred claims and claim expenses. Cash flows provided by operating activities in the first six months of 2010 were primarily used to support our investing and financing activities, as discussed below.

Cash flows provided by investing activities. During the first six months of 2010, our cash flows provided by investing activities were $84.2 million, which principally reflects our decision to decrease our allocation to short term investments, and increase our allocation to fixed maturity investments, as a result of the continuing low interest rate environment. In the first six months of 2010, we purchased $6.6 billion of fixed maturity investments trading, compared to $nil in the first six months of 2009, as a result of our decision during the fourth quarter of 2009 to designate, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale. As a result, we currently expect our fixed maturity investments available for sale balance to decrease and the fixed maturity trading balance to increase over time.

Cash flows used in financing activities. Our cash flows used in financing activities in the first six months of 2010 were $343.5 million, primarily as a result of the repurchase of $411.3 million of our common shares, the payment of $28.7 million and $21.2 million in dividends to our common and preferred shareholders, respectively, and the net repurchase of $131.4 million of DaVinciRe shares, partially offset by $249.0 million of net proceeds from the issuance of debt, as discussed in the “Capital Resources” section below.

We have generated cash flows from operations during the six months ended June 30, 2010 and 2009, significantly in excess of our operating commitments. However, because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the Chilean earthquake in the first quarter of 2010, and hurricanes Gustav and Ike during the third quarter of 2008, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at June 30, 2010 and December 31, 2009:

At June 30, 2010	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Catastrophe	$134,647	$270,696	$244,164	$649,507
Specialty	110,188	80,107	358,056	548,351
Lloyd’s	—	6,246	4,894	11,140

Total Reinsurance	244,835	357,049	607,114	1,208,998
Insurance	153,782	11,413	307,890	473,085

Total	$398,617	$368,462	$915,004	$1,682,083

At December 31, 2009
(in thousands of U.S. dollars)
Catastrophe	$165,153	$148,252	$258,451	$571,856
Specialty	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Insurance	189,389	3,658	332,999	526,046

Total	$474,216	$253,522	$974,268	$1,702,006

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the six months ended June 30, 2010 and 2009, changes to prior year estimated claims reserves increased our net income by $248.1 million and $99.0 million, respectively, excluding the consideration of changes in reinstatement premiums, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

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

We recorded $586.3 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in the third quarter of 2008. In the first quarter of 2010, we recorded $224.5 million of gross claims and claim expenses as a result of losses arising from the Chilean earthquake and Xynthia. Our estimates of losses from hurricanes Gustav and Ike, the Chilean earthquake and Xynthia, are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the preliminary nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Capital Resources

Our total capital resources at June 30, 2010 and December 31, 2009 were as follows:

(in thousands of U.S. dollars)	June 30, 2010	December 31, 2009	Change
Common shareholders’ equity	$3,125,242	$3,190,786	$(65,544)
Preference shares	650,000	650,000	—

Total shareholders’ equity	3,775,242	3,840,786	(65,544)
5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,109	—	249,109
RenaissanceRe revolving credit facility - borrowed	—	—	—
RenaissanceRe revolving credit facility - unborrowed	150,000	345,000	(195,000)
DaVinciRe revolving credit facility - borrowed	200,000	200,000	—
DaVinciRe revolving credit facility - unborrowed	—	—	—
Renaissance Trading credit facility - borrowed	—	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000	—

Total capital resources	$4,484,351	$4,495,786	$(11,435)

In the first six months of 2010, our capital resources decreased by $11.4 million, principally due to the renewal of the RenaissanceRe revolving credit facility with a commitment amount of $150.0 million, compared to the commitment amount of $345.0 million which had previously been in effect, $28.7 million of dividends on common shares, and $411.3 million of common share repurchases during the first six months of 2010, and partially offset by our comprehensive income attributable to RenaissanceRe of $377.2 million, and effective March 17, 2010, the issuance of $250.0 million of 5.75% Senior Notes for $249.0 million, as discussed below.

Capital resources at June 30, 2010 have not changed materially compared to December 31, 2009, except as noted below.

5.75% Senior Notes

On March 17, 2010, RRNAH issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity subject to payment of a “make-whole” premium. The documents governing the notes contain various covenants, including limitations on the ability of RRNAH and RenaissanceRe to merge, consolidate and transfer or lease their respective properties and assets as an entirety or substantially as an entirety, as well as restrictions on RRNAH and RenaissanceRe relating to the disposition of the stock of designated subsidiaries and the creation of liens on the stock of designated subsidiaries.

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

The Credit Agreement provides for a revolving commitment to RenaissanceRe of $150.0 million, including the issuance of letters of credit for the account of RenaissanceRe and RenaissanceRe’s insurance subsidiaries of up to $150.0 million and the issuance of letters of credit for the account of RenaissanceRe’s non-insurance subsidiaries of up to $50.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $250.0 million. The scheduled commitment maturity date of the Credit Agreement is April 22, 2013. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit the ability of RenaissanceRe and its subsidiaries to merge, consolidate, enter into negative pledge agreements, sell, transfer or lease all or any substantial part of their respective assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $2.1 billion and $960.0 million, respectively (the “Net Worth Requirements”). The Net Worth Requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement.

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

The Reimbursement Agreement serves as the Company’s principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. The Reimbursement Agreement provides commitments from the Banks in an aggregate amount of $1.0 billion, which may be increased up to an amount not to exceed $1.5 billion, subject to the satisfaction of certain conditions. The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe and the Account Parties and RIHL (referred to below) that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate, sell, transfer or lease all or any substantial part of their respective assets. The Reimbursement Agreement also contains certain financial covenants that are customary for reinsurance and insurance companies in facilities of this type, which require RenaissanceRe and DaVinci to maintain a minimum net worth of $1.75 billion and $650.0 million, respectively. The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.

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

Letters of Credit

At June 30, 2010, we had $633.4 million of letters of credit with effective dates on or before June 30, 2010 outstanding under the Reimbursement Agreement (defined above) and total letters of credit outstanding under all facilities of $775.6 million.

Guarantees

At June 30, 2010, RenaissanceRe has provided guarantees in the amount of $150.8 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Redeemable Noncontrolling Interest – DaVinciRe

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2010, in accordance with the third amended and restated shareholders agreement, which provides shareholders, excluding RenaissanceRe, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of such shareholders’ desire for DaVinciRe to repurchase up to half of their initial aggregate number of shares held, subject to certain limitations, as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009. The repurchase notices submitted on or before March 1, 2010, were for shares of DaVinciRe with a GAAP book value of $82.6 million at June 30, 2010.

SHAREHOLDERS’ EQUITY

In the first six months of 2010, our consolidated shareholders’ equity decreased by $65.5 million to $3.78 billion at June 30, 2010, from $3.84 billion at December 31, 2009. The decrease in shareholders’ equity was primarily due to $28.7 million of dividends paid to RenaissanceRe common shareholders and $411.3 million of common share repurchases made during the first six months of 2010 as discussed in more details in “Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds”, and partially offset by our comprehensive income attributable to RenaissanceRe of $377.2 million.

INVESTMENTS

The table below shows the aggregate amounts of our invested assets at June 30, 2010 and December 31, 2009:

(in thousands of U.S. dollars)	June 30, 2010	December 31, 2009	Change
Fixed maturity investments, at fair value (1)	$4,573,489	$4,295,792	$277,697
Short term investments, at fair value	792,308	1,002,306	(209,998)
Other investments, at fair value	782,345	858,026	(75,681)

Total managed investments portfolio	6,148,142	6,156,124	(7,982)
Investments in other ventures, under equity method	86,448	97,287	(10,839)

Total investments	$6,234,590	$6,253,411	$(18,821)

(1)	Included in fixed maturity investments, at fair value at June 30, 2010 and December 31, 2009 are $3,847.8 million and $736.6 million, respectively, of fixed maturity investments designated as trading under FASB ASC Topic Investments - Debt and Equity Securities.

Our total investments at June 30, 2010 decreased by $18.8 million from December 31, 2009, primarily as a result of our common share repurchases and payment of our common share dividends during the first six months of 2010 of $411.3 million and $28.7 million, respectively, and partially offset by the investment of a portion of our operating cash flows generated during the first six months of 2010 and the net proceeds from the issuance of the 5.75% Senior Notes, as discussed above. Our fixed maturity investments portfolio increased by $277.7 million and our short term investments portfolio decreased by $210.0 million as we invested a portion of our short term investments in fixed maturity investments. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. At June 30, 2010, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2009 – AA), an average duration of 2.8 years (December 31, 2009 – 2.6 years) and a weighted average yield to maturity of 2.0% (December 31, 2009 – 2.3%).

Other Investments

The table below shows our portfolio of other investments at June 30, 2010 and December 31, 2009:

(in thousands of U.S. dollars)	June 30, 2010	December 31, 2009	Change
Private equity partnerships	$298,306	$286,108	$12,198
Catastrophe bonds	183,793	160,051	23,742
Senior secured bank loan funds	167,132	245,701	(78,569)
Non-U.S. fixed income funds	66,190	75,891	(9,701)
Hedge funds	43,639	54,163	(10,524)
Miscellaneous other investments	23,285	36,112	(12,827)

Total other investments	$782,345	$858,026	$(75,681)

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

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $38.8 million of net investment income for the first six months of 2010, compared to $76.1 million for the first six months of 2009. Of this amount, $5.7 million relates to net unrealized gains compared with $52.3 million for the first six months of 2010 and 2009, respectively.

We have committed capital to private equity partnerships and other entities of $624.6 million, of which $429.3 million has been contributed at June 30, 2010. Our remaining commitments to these funds at June 30, 2010 totaled $198.4 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2009 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of June 30, 2010, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as noted below.

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

CURRENT OUTLOOK

General Economic Conditions

While economic conditions improved generally in the latter part of 2009 and early 2010, that trend may not continue and it is possible the U.S. economy or other key markets we serve could enter a “double dip” recession. In particular, certain key markets have shown increasing signs of fiscal and macroeconomic instability, especially certain Euro-dominated markets which are undergoing significant budgetary and financing challenges, the impact of which remains uncertain and potentially long-reaching. Accordingly, we believe meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including additional dislocations in the financial markets. Moreover, if economic growth continues, such growth may be only at a comparably suppressed rate for a relatively extended period of time. While many governments, including the U.S. federal government, took substantial steps in 2009 to stabilize economic conditions, these stabilizing efforts have been coming to an end or are currently scheduled to cease in coming periods. Their cessation could give rise to increased uncertainty, to a slowing of growth or even deterioration of economic conditions. If the current economic conditions persist at their current levels or decline, demand for the products sold by us or our customers or our overall ability to write business at risk adequate rates could weaken. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of economic weakness could adversely impact our financial results or position. In addition, during a period of extended economic weakness like the current one, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

Our specialty reinsurance portfolio is also exposed to emerging risks arising from the ongoing economic weakness, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business.

Following a strong initial rebound in the financial markets during the first quarter of 2010, we currently continue to expect that 2010 will be characterized on a full-year basis by meaningful returns of capital, both by us and by participants in our industry more generally. However, our operations are subject to the ever present potential for significant volatility in capital due primarily to our exposure to potentially significant catastrophic events.

Reductions in the Federal Funds rate by the Board of Governors of the Federal Reserve Board and a corresponding decline in interest rates has lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. In 2009 and the first six months of 2010, our investment results benefited substantially from factors including spreads tightening and improving valuations at levels which we would not anticipate repeating in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is comparably impacted by the prevailing environment of low yields. We expect the current volatile financial markets and challenging economic conditions to persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.

Market Conditions and Competition

In 2009, U.S. coastal regions exposed to severe hurricane risk benefited from an unusually inactive year meteorologically in the Atlantic basin, which is often attributed to the El Nino effect. As a result, insured industry losses for 2009 were relatively benign, particularly in the Eastern and Southeastern U.S. This is in contrast to 2004, 2005 and 2008, for example, in which hurricanes Katrina, Wilma and Ike, among others, resulted in substantial insured property losses. Subsequent periods have been characterized in general by a relative shift toward an ample supply of capital, impacted by recovery in the financial markets, asset valuations and a more positive perception of liquidity; decreasing demand, impacted by the same factors; and to a degree by exposure reduction. In addition, the competitive conditions in the markets we serve are believed to have been meaningfully impacted in 2009 by the U.S. federal government’s financing and backstopping of certain large market participants, which are deemed by many market observers and participants to have contributed to inadequate pricing conditions in respect of certain lines and coverages. We believe that the occurrence of the Chilean earthquake and windstorm Xynthia in the first half of this year did not fundamentally alter overall capital levels or market conditions, and the January 1 and June 1, 2010 reinsurance renewal seasons were characterized by overall stability.

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

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. We do not believe that the comparably low level of weather-related losses incurred in 2009 is indicative of the likely level of such losses in future periods. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue over time in the future. At the same time, certain markets we target are currently being impacted by fundamental weakness experienced by primary insurers, due to the ongoing economic dislocation and, in many cases, inadequate primary insurance rate levels. These conditions, which occurred in a period characterized by unusually low insured catastrophic losses, contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in 2010.

With respect to our Insurance segment, certain competitors retained more programs in 2009 than we had originally expected and did so at economic terms and conditions that we did not find attractive. Moreover, as noted above, market conditions in certain of the sectors in which we focus were adversely impacted by the expansive government financing of certain market participants, which may have contributed to inadequate pricing levels for a number of lines and coverages. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in growing our business if they do. We currently expect market conditions in the lines of primary insurance we target to remain very competitive throughout 2010, particularly for new business. Moreover, the dynamics which could contribute to a potential improvement in rates during 2010 in some product lines may well be largely offset by a decline in exposures arising from the ongoing economic weakness in our key markets. We plan to continue our disciplined underwriting approach with respect to both the products which we underwrite and the programs as to which we form partnerships. While we continuously and actively consider new or expanded relationships and seek to respond quickly to potential new business opportunities, our in-depth due diligence process means that executing on potential new opportunities within this segment takes time. We believe that we have established ourselves as an effective and creative, though disciplined, partner for program business opportunities.

In addition, we continue to explore potential strategic transactions or investments, and other opportunities, from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek an attractive return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations.

Legislative and Regulatory Update

On April 27, 2010, the U.S. House Financial Services Committee approved H.R. 2555, titled “the Homeowners Defense Act,” by a vote of 39-26. In addition, on the same day the Financial Services Committee passed legislation which would expand the National Flood Insurance Program (the “NFIP”) to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event) (this legislation, together with H.R. 2555, is referred to below as “the House Bills”). H.R. 2555 would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. While as of July 26, 2010 neither of the House Bills had been brought to a full floor vote, and it was at such date unclear when the full House will consider the House Bills, House leadership and the sponsors of the House Bills have publicly stated that they believe the legislation can be passed in the full House if brought to a vote.

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

In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund’s (“FHCF”) provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the next five years, reducing the coverage amount to approximately $17.0 billion. The 2009 Bill will also increase the cost of the optional coverage, starting with an increase by a factor of two in the 2009-2010 season, and raising costs by a factor of one in each succeeding year until the phase-out is complete. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens Property Insurance Corporation (“Citizens”), to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. For 2010, the approved rate increase is approximately 5%. The rate increases and cut back on coverage by FHCF and Citizens will allow for an increased role of the private insurers in Florida, a market in which we have established substantial market share. This legislation may, however, take several years to have a significant effect on the private market.

We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2008 and 2007 as compared to 2006. The 2007 Florida Bill and other regulatory actions over this period may have contributed to instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009, an unusually low catastrophe year. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes in, or impacting Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.

In July 2009, U.S. Rep. Richard Neal introduced H.R. 3424 (the “Neal Bill”), which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The Neal Bill, which was referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined in reference to individual business lines). In the first quarter of 2010, the current administration released its 2010 initial budget, which included a proposal to raise revenue by enacting increased taxation on international reinsurance via means which appeared to have similarities with the Neal Bill. In the second quarter of 2010, the House Ways and Means Committee conducted hearings related to the Neal Bill and is reported to be considering legislation that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. We can provide no assurance that this legislation or similar legislation will not be adopted. We believe that passage of such legislation would adversely affect us, perhaps materially.

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

In July 2010, the RMA adopted several changes to the Standard Reinsurance Agreement (the “SRA”), which governs substantial elements of the Federal multi-peril crop insurance program in which we participate. The changes have the effect of significantly reducing the administrative and operating support provided to participating insurers and, ultimately, agents. We cannot at this time precisely quantify the degree of impact of these changes, as, for example, the ultimate impact on the market of the relative cost increases shifting on and amongst insurers, agents and insureds or others is still fluid and developing. We cannot assure you that our efforts to compete effectively in light of the revised SRA will succeed.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, executive compensation and others. One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity. Although we do not expect these costs to be material to RenaissanceRe as a whole, we cannot assure you this expectation will prove accurate or that the Dodd-Frank Act will not impact our business more adversely than we currently estimate.

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

•

the risk that the changes to the SRA promulgated by the RMA adversely change the financial terms under which our Insurance segment participates in the federal multi-peril crop insurance program, to a degree that is material to our operations, our agents, or the markets as a whole;

•

we are exposed to the risk that our customers may fail to make premium payments due to us (a risk that has increased in certain of our key markets), as well as the risk of failures of our reinsurers, brokers, third party program managers or other counterparties to honor their obligations to us, including their obligations to make third party payments for which we might be liable, which risks we believe continue to be heightened as a result of the current period of economic weakness and the continuing prevalence of risk inadequate rates in Florida;

•

risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the trend toward potentially significant global warming and other aspects of climate change which have the potential to adversely affect our business, or the current period of economic weakness, which could cause us to underestimate our exposures and potentially adversely impact our financial results;

•

risks associated with continuing weakness and potential weakening in business and economic conditions, specifically in the principal markets in which we do business, which may adversely affect the demand for our products and ultimately our business and operating results;

•

risks associated with highly subjective judgments, such as valuing our more illiquid assets, and determining the impairments taken on our investments, which could impact our financial position or operating results;

•

risks associated with our investment portfolio, including the risk that investment managers may breach our investment guidelines, or the inability of such guidelines to mitigate risks arising out of the current period of economic weakness;

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

•

we are exposed to counterparty credit risk, including with respect to reinsurance brokers, customers, agents, retrocessionaires, capital providers and parties associated with our investment portfolio, energy trading business, and premiums and other receivables owed to us, which risks we believe continue to be heightened as a result of the current period of economic weakness;

•	emerging claims and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•

the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate, or increasing the taxation of business ceded to us;

•	risks that acquisitions or strategic investments that we have made or may make could turn out to be unsuccessful;

•	a contention by the IRS that Renaissance Reinsurance, or any of our other Bermuda subsidiaries, is subject to U.S. taxation;

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

•

changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the current period economic weakness, both globally and in the U.S.;

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

•

risks relating to changes in regulatory regimes and/or accounting rules, such as the roadmap to International Financial Reporting Standards, which could result in significant changes to our financial results; and

•	acts of terrorism, war or political unrest.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A — Risk Factors

In our registration statement on Form S-3 filed with the SEC on June 14, 2010, we revised certain of the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, however, the Company does not believe the revisions to be material. The following represents an update to the risk factors previously identified.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) may adversely impact our business.

The U.S. Congress and the current administration have made, or called for consideration of, several additional proposals relating to a variety of issues with respect to financial regulation reform, including regulation of the over-the-counter derivatives market, the establishment of a single-state system of licensure for U.S. and foreign reinsurers, executive compensation and others. One of those initiatives, the Dodd-Frank Act, was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity. Although we do not expect these costs to be material to the Company as a whole, we cannot assure you this expectation will prove accurate or that the Dodd-Frank Act will not impact our business more adversely than we currently estimate.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 18, 2010, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended June 30, 2010, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$432.3
April 1 - 30, 2010	416,034	$56.85	—	$—	416,034	$56.85	(23.7)
May 1 - 31, 2010	1,061,218	$55.66	1,218	$55.55	1,060,000	$55.66	(59.0)
May 18, 2010 - increased authorized share repurchase program to $500.0 million							150.4

Dollar amount available to be repurchased							500.0
June 1 -30, 2010	2,265,334	$56.19	40,912	$57.24	2,224,422	$56.17	(124.9)

Total	3,742,586	$56.11	42,130	$57.19	3,700,456	$56.10	$375.1

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 5 — Other Information

None

Item 6 – Exhibits

a.	Exhibits:

10.1	Credit Agreement dated as of April 22, 2010 among RenaissanceRe Holdings Ltd., various financial institutions parties thereto, Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, Wells Fargo Bank, National Association, as Syndication Agent, and Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 27, 2010).

10.2	Third Amended and Restated Reimbursement Agreement dated as of April 22, 2010 by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., the banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as issuing bank, administrative agent, and collateral agent for the lenders, and certain other agents (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 27, 2010).

10.3	Second Amended and Restated RIHL Undertaking and Agreement dated as of April 22, 2010 made by Renaissance Investment Holdings Ltd. in favor of Wells Fargo Bank, National Association, as administrative agent, and the other Lender Parties (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 27, 2010).

10.4	Form of Performance-Based Annual Restricted Stock Grant Notice and Agreement for Executive Officers. (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 11, 2010).

10.5	2010 CEO Special Retention Performance-Based Restricted Stock Grant Notice and Agreement with Neill Currie (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 11, 2010).

10.6	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan (incorporated by reference to RenaissanceRe Holdings Ltd.’s Definitive Proxy Statement filed with the Commission on April 8, 2010).

10.7	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan (incorporated by reference to RenaissanceRe Holdings Ltd.’s Definitive Proxy Statement filed with the Commission on April 8, 2010).

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: July 28, 2010