Form 10-Q
period 2010-09-30
RENAISSANCERE HOLDINGS LTD
filed 2010-10-29
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of October 25, 2010 was 54,877,458.

Total number of pages in this report: 98

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Fixed maturity investments available for sale, at fair value
(Amortized cost $305,550 and $3,513,183 at September 30, 2010 and December 31, 2009, respectively)	$330,056	$3,559,197
Fixed maturity investments trading, at fair value
(Amortized cost $4,382,667 and $747,983 at September 30, 2010 and December 31, 2009, respectively)	4,490,081	736,595
Short term investments, at fair value	884,787	1,002,306
Other investments, at fair value	792,377	858,026
Investments in other ventures, under equity method	79,976	97,287

Total investments	6,577,277	6,253,411
Cash and cash equivalents	351,775	260,716
Premiums receivable	763,549	589,827
Prepaid reinsurance premiums	178,272	91,852
Reinsurance recoverable	200,919	194,241
Accrued investment income	38,811	31,928
Deferred acquisition costs	80,306	61,870
Receivable for investments sold	158,465	7,431
Other secured assets	17,765	27,730
Other assets	200,320	205,347
Goodwill and other intangibles	72,965	76,688

Total assets	$8,640,424	$7,801,041

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,706,339	$1,702,006
Unearned premiums	690,671	446,649
Debt	549,132	300,000
Reinsurance balances payable	364,491	381,548
Payable for investments purchased	304,604	59,236
Other secured liabilities	17,500	27,500
Other liabilities	292,774	256,669

Total liabilities	3,925,511	3,173,608

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	741,103	786,647

Shareholders’ Equity
Preference shares	650,000	650,000
Common shares	54,875	61,745
Additional paid-in capital	5,840	—
Accumulated other comprehensive income	23,774	41,438
Retained earnings	3,239,321	3,087,603

Total shareholders’ equity	3,973,810	3,840,786

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$8,640,424	$7,801,041

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2009

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues
Gross premiums written	$126,679	$202,413	$1,531,650	$1,655,886

Net premiums written	$103,094	$75,098	$1,071,639	$1,153,304
Decrease (increase) in unearned premiums	206,295	220,915	(157,602)	(175,726)

Net premiums earned	309,389	296,013	914,037	977,578
Net investment income	60,934	106,815	155,722	263,234
Net foreign exchange (losses) gains	(529)	1,556	(12,480)	(12,761)
Equity in (losses) earnings of other ventures	(6,740)	4,331	(1,424)	11,499
Other income (loss)	27,255	13,424	18,430	(5,027)
Net realized and unrealized gains on fixed maturity investments	98,011	16,794	217,715	57,809
Total other-than-temporary impairments	—	(1,408)	(831)	(25,719)
Portion recognized in other comprehensive income, before taxes	—	1,062	2	4,518

Net other-than-temporary impairments	—	(346)	(829)	(21,201)

Total revenues	488,320	438,587	1,291,171	1,271,131

Expenses
Net claims and claim expenses incurred	125,626	38,567	252,350	191,587
Acquisition expenses	49,977	44,203	134,596	141,302
Operational expenses	49,148	45,498	164,075	132,120
Corporate expenses	5,704	(4,319)	16,087	8,608
Interest expense	6,164	3,748	15,526	12,084

Total expenses	236,619	127,697	582,634	485,701

Income before taxes	251,701	310,890	708,537	785,430
Income tax benefit (expense)	1,148	(3,993)	3,215	(3,793)

Net income	252,849	306,897	711,752	781,637
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(37,524)	(37,694)	(99,989)	(122,821)

Net income attributable to RenaissanceRe	215,325	269,203	611,763	658,816
Dividends on preference shares	(10,575)	(10,575)	(31,725)	(31,725)

Net income available to RenaissanceRe common shareholders	$204,750	$258,628	$580,038	$627,091

Net income available to RenaissanceRe common shareholders per common share - basic	$3.73	$4.15	$10.13	$10.09

Net income available to RenaissanceRe common shareholders per common share - diluted	$3.70	$4.12	$10.04	$10.03

Dividends per common share	$0.25	$0.24	$0.75	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2010 and 2009

(in thousands of United States Dollars)

(Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009
Preference shares
Balance - January 1	$650,000	$650,000
Repurchase of shares	—	—

Balance - September 30	650,000	650,000

Common shares
Balance - January 1	61,745	61,503
Repurchase of shares	(7,417)	—
Exercise of options and issuance of restricted stock and awards	547	887

Balance - September 30	54,875	62,390

Additional paid-in capital
Balance - January 1	—	—
Repurchase of shares	(17,979)	—
Change in redeemable noncontrolling interest - DaVinciRe	5,009	1,870
Exercise of options and issuance of restricted stock and awards	18,810	23,624

Balance - September 30	5,840	25,494

Accumulated other comprehensive income
Balance - January 1	41,438	75,387
Cumulative effect of change in accounting principle, net of taxes (1)	—	(76,198)
Change in net unrealized gains on investments	(17,662)	83,667
Portion of other-than-temporary impairments recognized in other comprehensive income	(2)	(4,518)

Balance - September 30	23,774	78,338

Retained earnings
Balance - January 1	3,087,603	2,245,853
Cumulative effect of change in accounting principle, net of taxes (1)	—	76,198
Net income	711,752	781,637
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(99,989)	(122,821)
Repurchase of shares	(385,939)	—
Dividends on common shares	(42,381)	(44,894)
Dividends on preference shares	(31,725)	(31,725)

Balance - September 30	3,239,321	2,904,248

Total shareholders’ equity	$3,973,810	$3,720,470

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by FASB ASC Topic Investments - Debt and Equity Securities.

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2010 and 2009

(in thousands of United States Dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Comprehensive income
Net income	$252,849	$306,897	$711,752	$781,637
Change in net unrealized gains on fixed maturity investments available for sale	(1,979)	75,777	(21,086)	91,699
Portion of other-than-temporary impairments recognized in other comprehensive income	—	(1,062)	(2)	(4,518)

Comprehensive income	250,870	381,612	690,664	868,818
Net income attributable to redeemable noncontrolling interest - DaVinciRe	(37,524)	(37,694)	(99,989)	(122,821)
Change in net unrealized gains on investments attributable to redeemable noncontrolling interest - DaVinciRe	3,600	(8,442)	3,424	(8,032)

Comprehensive income attributable to redeemable noncontrolling interest - DaVinciRe	(33,924)	(46,136)	(96,565)	(130,853)

Comprehensive income attributable to RenaissanceRe	$216,946	$335,476	$594,099	$737,965

Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains on fixed maturity investments available for sale and net other-than-temporary impairments	$16,731	$83,783	$58,347	$120,275
Net realized gains on fixed maturity investments available for sale	(15,110)	(16,794)	(76,838)	(57,809)
Net other-than-temporary impairments recognized in earnings	—	346	829	21,201

Change in net unrealized gains on fixed maturity investments available for sale	$1,621	$67,335	$(17,662)	$83,667

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(in thousands of United States dollars)

(Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009
Cash flows provided by operating activities

Net income	$711,752	$781,637

Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	40,026	1,749
Equity in undistributed losses of other ventures	14,956	356
Net realized and unrealized gains on fixed maturity investments	(217,715)	(57,809)
Net other-than-temporary impairments	829	21,201
Net unrealized gains included in net investment income	(21,005)	(71,478)
Net unrealized losses (gains) included in other income (loss)	18,856	(8,745)
Change in:
Premiums receivable	(173,722)	(260,932)
Prepaid reinsurance premiums	(86,420)	(119,238)
Deferred acquisition costs	(18,436)	(13,710)
Reserve for claims and claim expenses, net	(2,345)	(276,511)
Unearned premiums	244,022	294,964
Reinsurance balances payable	(17,057)	142,546
Other	2,700	18,584

Net cash provided by operating activities	496,441	452,614

Cash flows used in investing activities

Proceeds from sales and maturities of investments available for sale	3,666,224	7,233,832
Purchases of investments available for sale	(402,524)	(8,687,053)
Proceeds from sales and maturities of investments trading	5,418,604	—
Purchases of investments trading	(8,939,654)	—
Net sales of short term investments	117,519	1,291,937
Net sales of other investments	86,049	32,897
Net sales of investments in other ventures	13,835	—
Net sales of other assets	2,730	69

Net cash used in investing activities	(37,217)	(128,318)

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(42,381)	(44,894)
Dividends paid - preference shares	(31,725)	(31,725)
RenaissanceRe common share repurchases	(411,335)	—
Third party DaVinciRe share transactions	(131,370)	(123,718)
Reverse repurchase agreement	—	(50,042)
Issuance of 5.75% Senior Notes	249,046	—

Net cash used in financing activities	(367,765)	(250,379)

Effect of exchange rate changes on foreign currency cash	(400)	(616)

Net increase in cash and cash equivalents	91,059	73,301

Cash and cash equivalents, beginning of period	260,716	274,692

Cash and cash equivalents, end of period	$351,775	$347,993

The accompanying notes are an integral part of these consolidated financial statements.

RenaissanceRe Holdings Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars) (Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; reinsurance recoverable, including allowances for reinsurance recoverable deemed uncollectible; estimates of written and earned premiums; the fair value of investments and financial instruments, including derivative instruments; premiums and other accounts receivable, including allowances for amounts deemed uncollectible; and estimates relating to the Company’s deferred tax asset valuation allowance. This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred for the three and nine months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
(in thousands of U.S. dollars)
Premiums written
Direct	$16,622	$74,152
Assumed	110,057	128,261
Ceded	(23,585)	(127,315)

Net premiums written	$103,094	$75,098

Premiums earned
Direct	$136,215	$143,690
Assumed	294,785	322,604
Ceded	(121,611)	(170,281)

Net premiums earned	$309,389	$296,013

Claims and claim expenses
Gross claims and claim expenses incurred	$153,970	$58,727
Claims and claim expenses recovered	(28,344)	(20,160)

Net claims and claim expenses incurred	$125,626	$38,567

Nine months ended September 30,	2010	2009
(in thousands of U.S. dollars)
Premiums written
Direct	$407,344	$419,984
Assumed	1,124,306	1,235,902
Ceded	(460,011)	(502,582)

Net premiums written	$1,071,639	$1,153,304

Premiums earned
Direct	$376,914	$396,117
Assumed	910,716	964,805
Ceded	(373,593)	(383,344)

Net premiums earned	$914,037	$977,578

Claims and claim expenses
Gross claims and claim expenses incurred	$345,801	$276,808
Claims and claim expenses recovered	(93,451)	(85,221)

Net claims and claim expenses incurred	$252,350	$191,587

NOTE 3.	EARNINGS PER SHARE

The Company accounts for its weighted average shares in accordance with FASB ASC Topic Earnings per Share. Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants.

The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
(in thousands of U.S. dollars, except per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$204,750	$258,628
Amount allocated to participating common shareholders (1)	(5,147)	(6,067)

	$199,603	$252,561

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	53,467	60,898

Per common share equivalents of employee stock options and restricted shares	498	469

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	53,965	61,367

Basic income per RenaissanceRe common share	$3.73	$4.15

Diluted income per RenaissanceRe common share	$3.70	$4.12

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and for the three months ended September 30, 2010, the 2010 Performance-Based Equity Incentive Plan.

Nine months ended September 30,	2010	2009
(in thousands of U.S. dollars, except per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$580,038	$627,091
Amount allocated to participating common shareholders (1)	(14,639)	(13,310)

	$565,399	$613,781

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	55,804	60,832

Per common share equivalents of employee stock options and restricted shares	495	394

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	56,299	61,226

Basic income per RenaissanceRe common share	$10.13	$10.09

Diluted income per RenaissanceRe common share	$10.04	$10.03

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and for the nine months ended September 30, 2010, the 2010 Performance-Based Equity Incentive Plan.

NOTE 4.	DIVIDENDS AND COMMON SHARE REPURCHASES

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.25 per common share to shareholders of record on each of March 15, 2010, June 15, 2010 and September 15, 2010.

On August 11, 2010, the Board of Directors approved an increase in the Company’s authorized share repurchase program to an aggregate amount of $500.0 million, which remains fully available for share repurchases. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company repurchased 7.4 million shares in open market transactions during the six months ended June 30, 2010, at an aggregate cost of $411.3 million and at an average share price of $55.44. The Company did not repurchase any shares under its authorized share repurchase program during the three months ended September 30, 2010. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

NOTE 5.	SEGMENT REPORTING

The Company has two reportable segments: Reinsurance and Insurance.

The Reinsurance segment consists of: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458; and 4) certain other activities of the Company’s ventures unit as described herein. The Reinsurance segment is managed by the Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to the Company’s proprietary risk management, underwriting and modeling resources and tools.

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

A summary of the significant components of the Company’s revenues and expenses for the three and nine months ended September 30, 2010 and 2009 is as follows:

Three months ended September 30, 2010	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$119,339	$15,728	$(8,388)	$—	$126,679

Net premiums written	$92,450	$10,644		—	$103,094

Net premiums earned	$219,036	$90,353		—	$309,389
Net claims and claim expenses incurred	80,167	45,459		—	125,626
Acquisition expenses	25,815	24,162		—	49,977
Operational expenses	35,883	13,265		—	49,148

Underwriting income	$77,171	$7,467		—	84,638

Net investment income				60,934	60,934
Equity in losses of other ventures				(6,740)	(6,740)
Other income				27,255	27,255
Interest and preference share dividends				(16,739)	(16,739)
Redeemable noncontrolling interest - DaVinciRe				(37,524)	(37,524)
Other items, net				(5,085)	(5,085)
Net realized and unrealized gains on fixed maturity investments				98,011	98,011
Net other-than-temporary impairments				—	—

Net income available to RenaissanceRe common shareholders				$120,112	$204,750

Net claims and claim expenses incurred - current accident year	$114,046	$48,582			$162,628
Net claims and claim expenses incurred - prior accident years	(33,879)	(3,123)			(37,002)

Net claims and claim expenses incurred - total	$80,167	$45,459			$125,626

Net claims and claim expense ratio - current accident year	52.1%	53.8%			52.6%
Net claims and claim expense ratio - prior accident years	(15.5%)	(3.5%)			(12.0%)

Net claims and claim expense ratio - calendar year	36.6%	50.3%			40.6%
Underwriting expense ratio	28.2%	41.4%			32.0%

Combined ratio	64.8%	91.7%			72.6%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

Three months ended September 30, 2009	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$132,487	$83,349	$(13,423)	$—	$202,413

Net premiums written	$43,202	$31,896		—	$75,098

Net premiums earned	$202,260	$93,753		—	$296,013
Net claims and claim expenses incurred	(15,914)	54,481		—	38,567
Acquisition expenses	17,164	27,039		—	44,203
Operational expenses	33,961	11,537		—	45,498

Underwriting income	$167,049	$696		—	167,745

Net investment income				106,815	106,815
Equity in earnings of other ventures				4,331	4,331
Other income				13,424	13,424
Interest and preference share dividends				(14,323)	(14,323)
Redeemable noncontrolling interest - DaVinciRe				(37,694)	(37,694)
Other items, net				1,882	1,882
Net realized gains on investments				16,794	16,794
Net other-than-temporary impairments				(346)	(346)

Net income available to RenaissanceRe common shareholders				$90,883	$258,628

Net claims and claim expenses incurred - current accident year	$46,755	$62,256			$109,011
Net claims and claim expenses incurred - prior accident years	(62,669)	(7,775)			(70,444)

Net claims and claim expenses incurred - total	$(15,914)	$54,481			$38,567

Net claims and claim expense ratio - current accident year	23.1%	66.4%			36.8%
Net claims and claim expense ratio - prior accident years	(31.0%)	(8.3%)			(23.8%)

Net claims and claim expense ratio - calendar year	(7.9%)	58.1%			13.0%
Underwriting expense ratio	25.3%	41.2%			30.3%

Combined ratio	17.4%	99.3%			43.3%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

Nine months ended September 30, 2010	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,163,089	$398,832	$(30,271)	$—	$1,531,650

Net premiums written	$846,089	$225,550		—	$1,071,639

Net premiums earned	$683,929	$230,108		—	$914,037
Net claims and claim expenses incurred	159,121	93,229		—	252,350
Acquisition expenses	70,746	63,850		—	134,596
Operational expenses	110,856	53,219		—	164,075

Underwriting income	$343,206	$19,810		—	363,016

Net investment income				155,722	155,722
Equity in losses of other ventures				(1,424)	(1,424)
Other income				18,430	18,430
Interest and preference share dividends				(47,251)	(47,251)
Redeemable noncontrolling interest - DaVinciRe				(99,989)	(99,989)
Other items, net				(25,352)	(25,352)
Net realized and unrealized gains on fixed maturity investments				217,715	217,715
Net other-than-temporary impairments				(829)	(829)

Net income available to RenaissanceRe common shareholders				$217,022	$580,038

Net claims and claim expenses incurred - current accident year	$379,605	$157,861			$537,466
Net claims and claim expenses incurred - prior accident years	(220,484)	(64,632)			(285,116)

Net claims and claim expenses incurred - total	$159,121	$93,229			$252,350

Net claims and claim expense ratio - current accident year	55.5%	68.6%			58.8%
Net claims and claim expense ratio - prior accident years	(32.2%)	(28.1%)			(31.2%)

Net claims and claim expense ratio - calendar year	23.3%	40.5%			27.6%
Underwriting expense ratio	26.5%	50.9%			32.7%

Combined ratio	49.8%	91.4%			60.3%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

Nine months ended September 30, 2009	Reinsurance	Insurance	Eliminations (1)	Other	Total
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$1,221,035	$447,229	$(12,378)	$—	$1,655,886

Net premiums written	$852,970	$300,334		—	$1,153,304

Net premiums earned	$656,143	$321,435		—	$977,578
Net claims and claim expenses incurred	(40,132)	231,719		—	191,587
Acquisition expenses	57,321	83,981		—	141,302
Operational expenses	98,265	33,855		—	132,120

Underwriting income (loss)	$540,689	$(28,120)		—	512,569

Net investment income				263,234	263,234
Equity in earnings of other ventures				11,499	11,499
Other loss				(5,027)	(5,027)
Interest and preference share dividends				(43,809)	(43,809)
Redeemable noncontrolling interest - DaVinciRe				(122,821)	(122,821)
Other items, net				(25,162)	(25,162)
Net realized gains on investments				57,809	57,809
Net other-than-temporary impairments				(21,201)	(21,201)

Net income available to RenaissanceRe common shareholders				$114,522	$627,091

Net claims and claim expenses incurred - current accident year	$143,636	$217,350			$360,986
Net claims and claim expenses incurred - prior accident years	(183,768)	14,369			(169,399)

Net claims and claim expenses incurred - total	$(40,132)	$231,719			$191,587

Net claims and claim expense ratio - current accident year	21.9%	67.6%			36.9%
Net claims and claim expense ratio - prior accident years	(28.0%)	4.5%			(17.3%)

Net claims and claim expense ratio - calendar year	(6.1%)	72.1%			19.6%
Underwriting expense ratio	23.7%	36.6%			28.0%

Combined ratio	17.6%	108.7%			47.6%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

NOTE 6.	INVESTMENTS

Fixed Maturity Investments Available For Sale

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale at September 30, 2010 and December 31, 2009:

		Included in Accumulated Other Comprehensive Income
At September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
U.S. treasuries	$6,306	$584	$—	$6,890	$—
Agencies	501	—	—	501	—
Non-U.S. government (Sovereign debt)	26,864	4,379	(121)	31,122	—
FDIC guaranteed corporate	—	—	—	—	—
Non-U.S. government-backed corporate	1,335	90	—	1,425	—
Corporate	64,155	5,956	(424)	69,687	(2,087)
Agency mortgage-backed	26,629	1,439	(36)	28,032	—
Non-agency mortgage-backed	26,389	3,421	(34)	29,776	(2,137)
Commercial mortgage-backed	107,946	8,097	(124)	115,919	—
Asset-backed	45,425	1,360	(81)	46,704	(598)

Total	$305,550	$25,326	$(820)	$330,056	$(4,822)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in Accumulated Other Comprehensive Income
At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
U.S. treasuries	$599,930	$691	$(2,689)	$597,932	$—
Agencies	164,071	1,627	(121)	165,577	—
Non-U.S. government (Sovereign debt)	171,137	8,706	(557)	179,286	(88)
FDIC guaranteed corporate	850,193	6,175	(380)	855,988	—
Non-U.S. government-backed corporate	248,888	1,557	(1,699)	248,746	—
Corporate	811,304	32,128	(4,556)	838,876	(4,659)
Agency mortgage-backed	289,433	4,521	(1,526)	292,428	—
Non-agency mortgage-backed	35,071	1,888	(576)	36,383	(2,949)
Commercial mortgage-backed	253,713	2,183	(4,424)	251,472	—
Asset-backed	89,443	3,598	(532)	92,509	(1,531)

Total fixed maturity investments available for sale	$3,513,183	$63,074	$(17,060)	$3,559,197	$(9,227)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

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

The following table summarizes the fair value of fixed maturity investments trading at September 30, 2010 and December 31, 2009:

(in thousands of U.S. dollars)	September 30, 2010	December 31, 2009
U.S. treasuries	$1,271,179	$320,225
Agencies	229,455	—
Non-U.S. government (Sovereign debt)	122,573	18,773
FDIC guaranteed corporate	408,682	—
Non-U.S. government-backed corporate	529,584	—
Corporate	1,504,775	296,628
Agency mortgage-backed	308,469	100,969
Non-agency mortgage-backed securities	6,178	—
Commercial mortgage-backed securities	109,186	—

Total fixed maturity investments trading, at fair value	$4,490,081	$736,595

Contractual maturities of fixed maturity investments are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Trading		Total Fixed Maturity Investments
At September 30, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands of U.S. dollars)
Due in less than one year	$3,788	$3,834	$37,712	$37,788	$41,500	$41,622
Due after one through five years	48,867	52,891	2,871,503	2,927,906	2,920,370	2,980,797
Due after five through ten years	28,725	31,593	913,793	954,680	942,518	986,273
Due after ten years	17,781	21,307	138,496	145,874	156,277	167,181
Mortgage-backed	160,964	173,727	421,163	423,833	582,127	597,560
Asset-backed	45,425	46,704	—	—	45,425	46,704

Total	$305,550	$330,056	$4,382,667	$4,490,081	$4,688,217	$4,820,137

Net Investment Income

The components of net investment income are as follows:

Three months ended September 30,	2010	2009
(in thousands of U.S. dollars)
Fixed maturity investments	$34,838	$44,127
Short term investments	2,469	2,285
Other investments
Hedge funds and private equity investments	7,491	15,510
Other	18,979	47,748
Cash and cash equivalents	73	102

	63,850	109,772
Investment expenses	(2,916)	(2,957)

Net investment income	$60,934	$106,815

Nine months ended September 30,	2010	2009
(in thousands of U.S. dollars)
Fixed maturity investments	$91,223	$123,261
Short term investments	7,211	8,097
Other investments
Hedge funds and private equity investments	33,215	8,096
Other	32,013	131,309
Cash and cash equivalents	204	632

	163,866	271,395
Investment expenses	(8,144)	(8,161)

Net investment income	$155,722	$263,234

Net realized gains on the sale of investments are determined on the basis of the first in, first out cost method and for fixed maturity investments available for sale include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. During the fourth quarter of 2009, the Company started designating upon acquisition certain fixed maturity investments as trading. As a result, unrealized gains (losses) on fixed maturity investments designated as trading are recorded in net realized and unrealized gains (losses) on the Company’s consolidated statement of operations. Unrealized gains (losses) on the Company’s fixed maturity investments available for sale are recorded in accumulated other comprehensive income on the Company’s consolidated balance sheet.

The Company’s net realized and unrealized gains on fixed maturity investments and net other-than-temporary impairments are as follows:

Three months ended September 30,	2010	2009
(in thousands of U.S. dollars)
Gross realized gains	$35,615	$26,734
Gross realized losses	(748)	(9,940)

Net realized gains on fixed maturity investments	34,867	16,794
Net unrealized gains on fixed maturity investments, trading	63,144	—

Net realized and unrealized gains on fixed maturity investments	$98,011	$16,794

Total other-than-temporary impairments	$—	$(1,408)
Portion recognized in other comprehensive income, before taxes	—	1,062

Net other-than-temporary impairments	$—	$(346)

Nine months ended September 30,	2010	2009
(in thousands of U.S. dollars)
Gross realized gains	$113,560	$91,370
Gross realized losses	(11,880)	(33,561)

Net realized gains on fixed maturity investments	101,680	57,809
Net unrealized gains on fixed maturity investments, trading	116,035	—

Net realized and unrealized gains on fixed maturity investments	$217,715	$57,809

Total other-than-temporary impairments	$(831)	$(25,719)
Portion recognized in other comprehensive income, before taxes	2	4,518

Net other-than-temporary impairments	$(829)	$(21,201)

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$2,108	$(115)	$114	$(6)	$2,222	$(121)
Corporate	2,454	(271)	1,041	(153)	3,495	(424)
Agency mortgage-backed	499	(36)	—	—	499	(36)
Non-agency mortgage-backed	—	—	1,717	(34)	1,717	(34)
Commercial mortgage-backed	6,761	(124)	—	—	6,761	(124)
Asset-backed	5,944	(46)	3,177	(35)	9,121	(81)

Total	$17,766	$(592)	$6,049	$(228)	$23,815	$(820)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
U.S. treasuries	$551,203	$(2,689)	$—	$—	$551,203	$(2,689)
Agencies	75,537	(121)	—	—	75,537	(121)
Non-U.S. government (Sovereign debt)	39,119	(540)	209	(17)	39,328	(557)
FDIC guaranteed corporate	156,989	(380)	—	—	156,989	(380)
Non-U.S. government-backed corporate	106,971	(1,699)	—	—	106,971	(1,699)
Corporate	253,828	(4,069)	7,893	(487)	261,721	(4,556)
Agency mortgage-backed	156,288	(1,348)	3,818	(178)	160,106	(1,526)
Non-agency mortgage-backed	2,558	(54)	9,120	(522)	11,678	(576)
Commercial mortgage-backed	77,796	(1,089)	32,184	(3,335)	109,980	(4,424)
Asset-backed	4,605	(18)	14,407	(514)	19,012	(532)

Total	$1,424,894	$(12,007)	$67,631	$(5,053)	$1,492,525	$(17,060)

At September 30, 2010, the Company held 23 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater and does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its investments for the nine months ended September 30, 2010 and 2009, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

At September 30, 2010, $1.4 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s principal letter of credit facility. Of this amount, $61.8 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

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

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the nine months ended September 30, 2010, the Company recognized $nil, of other-than-temporary impairments due to the Company’s intent to sell these securities as of September 30, 2010.

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2010, the Company recognized $nil of other-than-temporary impairments due to required sales.

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three and nine months ended September 30, 2010, the Company recognized $nil and $0.8 million, respectively, of credit related other-than-temporary impairments which were recognized in earnings and $nil and $2 thousand, respectively, related to other factors.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2010:

Three months ended September 30, 2010
(in thousands of U.S. dollars)
Balance - July 1	$3,598
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—
Reductions:
Securities sold during the period	—
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance - September 30	$3,598

Nine months ended September 30, 2010
(in thousands of U.S. dollars)
Balance - January 1	$9,987
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	70
Reductions:
Securities sold during the period	(6,459)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Balance - September 30	$3,598

NOTE 7.	FAIR VALUE MEASUREMENTS

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At September 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)
Fixed maturity investments
U.S. treasuries	$1,278,069	$1,278,069	$—	$—
Agencies	229,956	—	229,956	—
Non-U.S. government (Sovereign debt)	153,695	—	153,695	—
FDIC guaranteed corporate	408,682	—	408,682	—
Non-U.S. government-backed corporate	531,009	—	531,009	—
Corporate	1,574,462	—	1,574,462	—
Agency mortgage-backed	336,501	—	336,501	—
Non-agency mortgage-backed	35,954	—	35,954	—
Commercial mortgage-backed	225,105	—	225,105	—
Asset-backed	46,704	—	46,704	—

Total fixed maturity investments	4,820,137	1,278,069	3,542,068	—
Short term investments	884,787	—	884,787	—
Other investments
Private equity partnerships	310,296	—	—	310,296
Senior secured bank loan funds	168,309	—	154,422	13,887
Catastrophe bonds	159,752	—	159,599	153
Non-U.S. fixed income funds	78,848	—	78,848	—
Hedge funds	44,043	—	44,043	—
Miscellaneous other investments	31,129	—	21,600	9,529

Total other investments	792,377	—	458,512	333,865

Other secured assets	17,765	—	17,765	—

Other assets and (liabilities)
Platinum warrants	43,858	—	43,858	—
Weather and energy risk management operations	(3,740)	1,695	—	(5,435)
Assumed and ceded (re)insurance contracts	(6,132)	—	—	(6,132)
Derivatives	(10,743)	(10,379)	(364)	—
Other	12,615	(3,010)	—	15,625

Total other assets and (liabilities)	35,858	(11,694)	43,494	4,058

	$6,550,924	$1,266,375	$4,946,626	$337,923

Fixed Maturity Investments

Fixed maturity investments included in Level 1 consist of the Company’s investments in U.S. treasuries. Fixed maturity investments included in Level 2 are agencies, non-U.S. government, FDIC guaranteed corporate, non-U.S. government-backed corporate, corporate, agency mortgage-backed, non-agency mortgage-backed, commercial mortgage-backed and asset-backed fixed maturity investments.

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

U.S. treasuries

At September 30, 2010, the Company’s U.S. treasuries fixed maturity investments had a weighted average yield to maturity of 1.0%, a weighted average credit quality of AAA, and are primarily priced by pricing vendors. When pricing these securities, the vendor utilizes daily data from many real time market sources, including active broker dealers, as such, the Company considers its U.S. treasuries fixed maturity investments Level 1. All data sources are constantly reviewed for accuracy to ensure the most reliable price source is used for each issue and maturity date.

Agencies

At September 30, 2010, the Company’s agencies fixed maturity investments had a weighted average yield to maturity of 0.7% and a weighted average credit quality of AAA. The issuers of the Company’s agencies fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The dollar value for each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. The Company considers its agencies fixed maturity investments Level 2.

Non-U.S. government (Sovereign debt)

Non-U.S. government fixed maturity investments held by the Company at September 30, 2010, had a weighted average yield to maturity of 1.2% and a weighted average credit quality of AA. The issuers for securities in this sector are generally non-U.S. governments and agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. The Company considers its non-U.S. government fixed maturity investments Level 2.

FDIC guaranteed corporate

The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average yield to maturity of 0.5% and a weighted average credit quality of AAA at September 30, 2010. The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve. The Company considers its FDIC guaranteed corporate fixed maturity investments Level 2.

Non-U.S. government-backed corporate

Non-U.S. government-backed corporate fixed maturity investments are considered Level 2 by the Company and had a weighted average yield to maturity of 1.2% and a weighted average credit quality of AAA at September 30, 2010. Non-U.S. government-backed fixed maturity investments are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate

At September 30, 2010, the Company’s corporate fixed maturity investments had a weighted average yield to maturity of 3.1% and a weighted average credit quality of A, and principally consist of U.S. and international corporations. The Company’s corporate fixed maturity investments are primarily priced by pricing vendors, and are considered Level 2 by the Company. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve.

Agency mortgage-backed

At September 30, 2010, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 2.2%, a weighted average credit quality of AAA and a weighted average life of 2.5 years. The majority of the Company’s agency mortgage-backed fixed maturity investments held at September 30, 2010 are from vintage years 2009 and prior. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes. The Company considers its agency mortgage-backed fixed maturity investments Level 2.

Non-agency mortgage-backed

The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments, and considers these fixed maturity investments Level 2. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At September 30, 2010, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average yield to maturity of 3.8%, a weighted average credit quality of AA and a weighted average life of 2.8 years. The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2010 have a weighted average yield to maturity of 6.4%, a weighted average credit quality of AA, a weighted average life of 3.9 years, and are from vintage years 2005 and prior. Securities held in these sectors are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated by daily active market quotes.

Commercial mortgage-backed

The Company’s commercial mortgage-backed fixed maturity investments held at September 30, 2010 have a weighted average yield to maturity of 2.9%, a weighted average credit quality of AAA and a weighted average life of 3.8 years. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve, swap curve and TBA values as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Asset-backed

At September 30, 2010, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.6%, a weighted average credit quality of AAA and a weighted average life of 3.4 years. The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, automobile loans and credit card receivables. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve, swap curve and TBA values as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Short term investments

Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.

Other Investments

Private equity partnerships

Included in the Company’s investments in private equity partnerships at September 30, 2010 are alternative asset limited partnerships that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; oil, gas and power; and secondaries. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access, and as a result is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers.

Catastrophe bonds

The Company’s other investments include investments in catastrophe bonds which are recorded at fair value based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. As such, the Company considers its catastrophe bonds Level 2.

Senior secured bank loan funds

At September 30, 2010, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments.

The fair value of the Company’s senior secured bank loan funds are estimated using the net asset value per share of the funds. Investments of $154.4 million are redeemable, in whole or in part, on a monthly basis, and are valued at the net asset value of the fund and are considered Level 2.

In addition, the Company has a $6.1 million investment in a bank loan fund for which it has no right to redeem its investment in advance of dissolution of the fund. Instead, the nature of this investment is that distributions are received by the Company in connection with the liquidation of the underlying assets of the fund. The Company’s investment in this bank loan fund is valued using monthly net asset valuations received from the investment manager. However, the lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The management of the senior secured bank loan funds which previously could generally not be redeemed has restructured these investments during 2010 to a fund structure which would liquidate in the near term, and the Company has elected to transfer its investment to the new fund structure. Subsequently, the Company has received $94.7 million in distributions from the new fund structure.

The Company also has a $7.8 million investment in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using monthly net asset valuations received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

Non-U.S. fixed income funds

The Company considers its investments in non-U.S. fixed income funds Level 2. The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds and non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments which are provided by third parties such as the relevant investment manager or administrator, recent financial information issued by the applicable investee entity or available market data.

Hedge funds

The Company has investments in hedge funds that pursue multiple strategies without limiting itself to a predefined strategy or set of strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; global multi-strategy; and private investments. The fair values of the Company’s hedge funds have been estimated using the net asset value per share of the investments which are provided by third parties such as the relevant investment manager or administrator, recent financial information issued by the applicable investee entity or available market data to estimate fair value. The Company considers its hedge fund investments Level 2.

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

Other assets and liabilities

Included in other assets and liabilities measured at fair value is the Company’s investment in a warrant to purchase 2.5 million common shares of Platinum, estimated using the Black-Scholes option pricing model, which the Company has considered Level 2 as the inputs to the option pricing model are based on observable market inputs. Other assets and liabilities also include the Company’s weather and energy risk management operations, which principally includes certain derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and the fair value of these contracts is obtained through the use of exchange traded market prices, or in the absence of such market prices, industry or internal valuation models, as such, these products are considered Level 1 and Level 3, respectively. The Company considers assumed and ceded (re)insurance contracts accounted for at fair value as Level 3, as the fair value of these contracts is obtained through the use of internal valuation models with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. In addition, other assets and liabilities include certain other derivatives entered into by the Company; the fair value of these transactions include the fair value of certain exchange traded foreign currency forward contracts which are considered Level 1, and the fair value of certain credit derivatives, determined using industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended September 30, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)
Balance - July 1	$314,663	$12,045	$326,708

Total net unrealized (losses) gains
Included in net investment income	156	—	156
Included in other loss	—	(4,884)	(4,884)

Total net realized gains
Included in net investment income	—	—	—
Included in other loss	—	18,541	18,541

Total net foreign exchange losses	2,354	(16)	2,338

Net purchases, issuances, and settlements	16,692	(21,628)	(4,936)
Net transfers in and/or out of Level 3	—	—	—

Balance - September 30	$333,865	$4,058	$337,923

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine months ended September 30, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)
Balance - January 1	$393,913	$3,567	$397,480

Total net unrealized losses
Included in net investment income	3,323	—	3,323
Included in other loss	—	(5,478)	(5,478)

Total net realized gains
Included in net investment income	—	—	—
Included in other loss	—	33,506	33,506

Total net foreign exchange losses	(912)	(717)	(1,629)

Net purchases, issuances, and settlements	(62,459)	(26,820)	(89,279)
Net transfers in and/or out of Level 3	—	—	—

Balance - September 30	$333,865	$4,058	$337,923

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $3.1 million and $0.3 million, respectively, at September 30, 2010 (December 31, 2009 – $2.2 million and $nil, respectively). During the three and nine months ended September 30, 2010, the Company recorded losses of $0.8 million and $3.1 million, respectively, which are included in other income (loss) and represent changes in the fair value of these contracts (September 30, 2009 – $14.9 million and $22.3 million, respectively).

Insurance Contracts Accounted for at Fair Value

The Company enters into certain insurance contracts that are accounted for at fair value under the fair value option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other liabilities and totaled $8.4 million at September 30, 2010 (December 31, 2009 – $13.5 million). During the three and nine months ended September 30, 2010, the Company recorded unrealized gains of $1.6 million and $1.0 million, respectively (September 30, 2009 – $2.4 million and $2.1 million, respectively), and realized gains of $0.3 million and $2.2 million, respectively (September 30, 2009 – realized losses of $3.1 million and realized gains of $77 thousand, respectively) which are included in other income (loss) and represent changes in the fair value and realized gains of these contracts.

Weather and Energy Transactions Accounted for at Fair Value

Through the business conducted by Renaissance Trading on a regular basis and otherwise from time to time, the Company enters into certain weather and energy insurance type contracts through its trading activities that it has elected to account for at fair value under the fair value option. These contracts are recorded on the Company’s balance sheet in other liabilities and totaled $0.3 million at September 30, 2010 (December 31, 2009 – $0.5 million). During the three and nine months ended September 30, 2010, the Company recorded unrealized losses of $1.9 million and $0.9 million, respectively, which are included in other income (loss) and represent changes in the fair value of these contracts (September 30, 2009 – $nil and $nil, respectively).

Senior Notes

In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by RenaissanceRe prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At September 30, 2010, the fair value of the 5.875% Senior Notes was $105.4 million (December 31, 2009 – $103.7 million).

In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries. At September 30, 2010, the fair value of the 5.75% Senior Notes was $257.9 million.

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

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

(in thousands of U.S. dollars)	September 30, 2010	December 31, 2009
Other investments	$792,377	$858,026

Other secured assets	$17,765	$27,730

Other assets and (liabilities) (1)	$9,491	$9,102

(1)	Balance at September 30, 2010 includes $18.2 million of other assets and $8.7 million of other liabilities. Balance at December 31, 2009 includes $22.6 million of other assets and $13.5 million of other liabilities.

Included in net investment income for the three and nine months ended September 30, 2010 was $15.3 million and $21.0 million, respectively, of net unrealized gains related to the changes in fair value of other investments (September 30, 2009 – $19.2 million and $71.4 million, respectively, of net unrealized gains). Net unrealized gains related to the changes in the fair value of other secured assets recorded in other income (loss) was $345 thousand and $56 thousand for the three and nine months ended September 30, 2010, respectively (September 30, 2009 – $1.0 million and $1.1 million, respectively). Net unrealized gains (losses) related to the changes in the fair value of other assets and liabilities recorded in other income (loss) was $1.1 million and $(0.5) million for the three and nine months ended September 30, 2010, respectively (September 30, 2009 – $2.1 million and $2.4 million, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At September 30, 2010	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands of U.S. dollars)
Private equity partnerships	$310,296	$197,362	See below	See below
Senior secured bank loan funds	168,309	17,215	See below	See below
Non-U.S. fixed income funds	78,848	—	Monthly, bi-monthly	5 - 20 days
Hedge funds	44,043	—	Annually, bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$601,496	$214,577

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

Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $154.4 million are redeemable, in whole or in part, on a monthly basis. Currently, the Company generally has no right to redeem its $6.1 million investment in bank loan funds in advance of dissolution of the applicable funds. Instead, the nature of this investment is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable fund. The management of the senior secured bank loan funds which previously could generally not be redeemed has restructured these investments during 2010 to a fund structure which would liquidate in the near term, and the Company has elected to transfer its investment to the new fund structure. Subsequently, the Company has received $94.7 million in distributions from the new fund structure. The Company also has a $7.8 million investment in a closed end fund which invests in loans. The Company has no right to redeem its investment in this fund.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds and non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Investments of $45.7 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $33.2 million can generally only be redeemed by the Company at a rate of 10% per month. The issuers of these securities may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies without limiting itself to a pre-defined strategy or set of strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Included in the Company’s hedge fund investments is $9.2 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 8.	REDEEMABLE NONCONTROLLING INTEREST

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the three and nine months ended September 30, 2010 and 2009 is recorded in the consolidated statements of operations as redeemable noncontrolling interest.

DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. RenaissanceRe’s ownership in DaVinciRe was 41.2% at September 30, 2010 (December 31, 2009 – 38.2%).

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2010, in accordance with the third amended and restated shareholders agreement, which provides shareholders, excluding RenaissanceRe, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of their initial aggregate number of shares held, subject to certain limitations. The repurchase notices submitted on or before March 1, 2010, were for shares of DaVinciRe with a GAAP book value of $86.5 million at September 30, 2010.

The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below for the three and nine months ended September 30, 2010 and 2009:

Three months ended September 30,	2010	2009
(in thousands of U.S. dollars)
Balance - July 1	$707,541	$700,562
Net purchase of shares from redeemable noncontrolling interest	(362)	—
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	37,524	37,694
Other comprehensive (loss) income attributable to redeemable noncontrolling interest	(3,600)	8,442

Balance - September 30	$741,103	$746,698

Nine months ended September 30,	2010	2009
(in thousands of U.S. dollars)
Balance - January 1	$786,647	$768,531
Cumulative effect of change in accounting principle, net of taxes (1)	—	42
Net purchase of shares from redeemable noncontrolling interest	(142,109)	(152,728)
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	99,989	122,821
Other comprehensive (loss) income attributable to redeemable noncontrolling interest	(3,424)	8,032

Balance - September 30	$741,103	$746,698

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by FASB ASC Topic Investments - Debt and Equity Securities.

NOTE 9.	DERIVATIVE INSTRUMENTS

The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily in order to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. The fair value of the Company’s derivatives are estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

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

The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
	At September 30, 2010		At December 31, 2009
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other assets	$369	Other assets	$862
Foreign currency forward contracts (2)	Other assets	—	Other assets	3,292
Foreign currency forward contracts (3)	Other assets	48	Other assets	49
Energy and weather contracts (4)	Other assets	10,804	Other assets	17,006
Platinum warrant	Other assets	43,858	Other assets	34,871

Total		$55,079		$56,080

	Derivative Liabilities
	At September 30, 2010		At December 31, 2009
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other liabilities	$245	Other liabilities	$143
Foreign currency forward contracts (1)	Other liabilities	125	Other liabilities	776
Foreign currency forward contracts (2)	Other liabilities	10,610	Other liabilities	—
Credit default swaps	Other liabilities	180	Other liabilities	549
Energy and weather contracts (4)	Other liabilities	14,924	Other liabilities	25,086

Total		$26,084		$26,554

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.
(4)	Included in other assets is $12.5 million of derivative assets and $1.7 million of derivative liabilities at September 30, 2010 (December 31, 2009 - $22.7 million and $5.7 million, respectively). Included in other liabilities is $7.4 million of derivative assets and $22.4 million of derivative liabilities at September 30, 2010 (December 31, 2009 - $55.9 million and $81.0 million, respectively).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2010	2009
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$5,806	$3,638
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(1,160)	(785)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(25,528)	(5,854)
Foreign currency forward contracts (3)	Net foreign exchange (losses) gains	(790)	303
Credit default swaps	Other income (loss)	310	353
Energy and weather contracts	Other income (loss)	(11)	18,141
Platinum warrant	Other income (loss)	14,352	12,839

Total		$(7,021)	$28,635

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2010	2009
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$5,341	$2,086
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(686)	917
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	13,281	(9,060)
Foreign currency forward contracts (3)	Net foreign exchange (losses) gains	126	(354)
Credit default swaps	Other income (loss)	223	429
Energy and weather contracts	Other income (loss)	7,174	35,318
Platinum warrant	Other income (loss)	8,987	(461)

Total		$34,446	$28,875

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

The Company is not aware of the existence of any credit risk-related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2010.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At September 30, 2010, the Company had $757.6 million of notional long positions and $122.6 million of notional short positions of primarily Eurodollar and U.S. Treasury and non-U.S. dollar futures contracts. The fair value of these derivatives is determined using exchange traded prices.

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

Underwriting Operations Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At September 30, 2010, the total notional amount in U.S. dollars of the Company’s underwriting related foreign currency contracts was $63.1 million.

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange losses in its consolidated statements of operations. At September 30, 2010, the Company had outstanding investment portfolio related foreign currency contracts of $30.2 million in long positions and $286.9 million in short positions, denominated in U.S. dollars.

Energy and Risk Operations Related Foreign Currency Contracts

The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. At September 30, 2010, the total notional amount in United States dollars of the Company’s energy and risk management operations related to foreign currency contracts was $30.3 million.

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and prepaid reinsurance premiums. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives is determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2010, the Company had outstanding credit derivatives of $15.0 million in long positions and $29.6 million in short positions, denominated in U.S. dollars.

Energy and Weather-Related Derivatives

The Company regularly transacts certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature. Over time, the Company currently expects that its participation in these markets, and the impact of these operations on its financial results, is likely to increase on both an absolute and relative basis.

At September 30, 2010, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

Trading activity	Quantity (1)	Unit of measurement
Temperature	2,541,939	$ per Degree Day Fahrenheit
Energy	116,056,915	One million British thermal units (“MMBTUs”)
Agriculture	3,485,000	Bushels

(1)	Represents the sum of gross long and gross short derivative contracts.

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

At September 30, 2010, the estimated VaR for the Company’s portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $29.9 million. The average, low and high amounts calculated by the Company’s VaR analysis during the nine months ended September 30, 2010 were $16.0 million, $0.4 million and $35.0 million, respectively.

At September 30, 2010, RenaissanceRe had provided guarantees in the amount of $220.2 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

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

The following tables present condensed consolidating balance sheets at September 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three and nine months ended September 30, 2010 and 2009, and statements of cash flows for the nine months ended September 30, 2010 and 2009, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.

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

Condensed Consolidating Balance Sheet September 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$435,638	$555	$6,141,084	$—	$6,577,277
Cash and cash equivalents	11,763	19,169	320,843	—	351,775
Investments in subsidiaries	3,786,236	348,550	—	(4,134,786)	—
Due from subsidiaries and affiliates	123,262	—	—	(123,262)	—
Premiums receivable	—	—	763,549	—	763,549
Prepaid reinsurance premiums	—	—	178,272	—	178,272
Reinsurance recoverable	—	—	200,919	—	200,919
Accrued investment income	3,478	—	35,333	—	38,811
Deferred acquisition costs	—	—	80,306	—	80,306
Other assets	19,124	34,114	396,277	—	449,515

Total assets	$4,379,501	$402,388	$8,116,583	$(4,258,048)	$8,640,424

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,706,339	$—	$1,706,339
Unearned premiums	—	—	690,671	—	690,671
Debt	373,928	249,132	200,000	(273,928)	549,132
Amounts due to subsidiaries and affiliates	—	464	—	(464)	—
Reinsurance balances payable	—	—	364,491	—	364,491
Other liabilities	31,763	22,994	560,121	—	614,878

Total liabilities	405,691	272,590	3,521,622	(274,392)	3,925,511

Redeemable noncontrolling interest - DaVinciRe	—	—	741,103	—	741,103

Shareholders’ Equity
Total shareholders’ equity	3,973,810	129,798	3,853,858	(3,983,656)	3,973,810

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,379,501	$402,388	$8,116,583	$(4,258,048)	$8,640,424

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet December 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$484,560	$410	$5,768,441	$—	$6,253,411
Cash and cash equivalents	15,206	7,606	237,904	—	260,716
Investments in subsidiaries	3,310,916	369,997	—	(3,680,913)	—
Due from subsidiaries and affiliates	182,565	—	—	(182,565)	—
Premiums receivable	—	—	589,827	—	589,827
Prepaid reinsurance premiums	—	—	91,852	—	91,852
Reinsurance recoverable	—	—	194,241	—	194,241
Accrued investment income	1,727	—	30,201	—	31,928
Deferred acquisition costs	—	—	61,870	—	61,870
Other assets	17,199	—	304,863	(4,866)	317,196

Total assets	$4,012,173	$378,013	$7,279,199	$(3,868,344)	$7,801,041

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,702,006	$—	$1,702,006
Unearned premiums	—	—	446,649	—	446,649
Debt	124,000	80,000	200,000	(104,000)	300,000
Amounts due to subsidiaries and affiliates	12,522	1,155	—	(13,677)	—
Reinsurance balances payable	—	—	381,548	—	381,548
Other liabilities	34,865	15,138	293,402	—	343,405

Total liabilities	171,387	96,293	3,023,605	(117,677)	3,173,608

Redeemable noncontrolling interest - DaVinciRe	—	—	786,647	—	786,647

Shareholders’ Equity
Total shareholders’ equity	3,840,786	281,720	3,468,947	(3,750,667)	3,840,786

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,012,173	$378,013	$7,279,199	$(3,868,344)	$7,801,041

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended September 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$309,389	$—	$309,389
Net investment income	1,559	21	59,354	—	60,934
Net foreign exchange gains (losses)	197	—	(726)	—	(529)
Equity in losses of other ventures	—	—	(6,740)	—	(6,740)
Other income	212	—	27,043	—	27,255
Net realized and unrealized gains on fixed maturity investments	12,683	—	85,328	—	98,011

Total revenues	14,651	21	473,648	—	488,320

Expenses
Net claims and claim expenses incurred	—	—	125,626	—	125,626
Acquisition expenses	—	—	49,977	—	49,977
Operational expenses	(1,176)	1,147	50,585	(1,408)	49,148
Corporate expenses	4,908	63	733	—	5,704
Interest expense	1,469	3,537	4,695	(3,537)	6,164

Total expenses	5,201	4,747	231,616	(4,945)	236,619

Income (loss) before equity in net income (loss) of subsidiaries and taxes	9,450	(4,726)	242,032	4,945	251,701
Equity in net income (loss) of subsidiaries	205,875	(2,971)	—	(202,904)	—

Income (loss) before taxes	215,325	(7,697)	242,032	(197,959)	251,701
Income tax benefit (expense)	—	10,408	(9,260)	—	1,148

Net income (loss)	215,325	2,711	232,772	(197,959)	252,849
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(37,524)	—	(37,524)

Net income (loss) attributable to RenaissanceRe	215,325	2,711	195,248	(197,959)	215,325
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$204,750	$2,711	$195,248	$(197,959)	$204,750

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended September 30, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$296,013	$—	$296,013
Net investment income	2,735	3	104,077	—	106,815
Net foreign exchange (losses) gains	(1)	—	1,557	—	1,556
Equity in earnings of other ventures	—	—	4,331	—	4,331
Other income	417	—	13,007	—	13,424
Net realized and unrealized gains on fixed maturity investments	581	—	16,213	—	16,794
Net other-than-temporary impairments	—	—	(346)	—	(346)

Total revenues	3,732	3	434,852	—	438,587

Expenses
Net claims and claim expenses incurred	—	—	38,567	—	38,567
Acquisition expenses	—	—	44,203	—	44,203
Operational expenses	(2,314)	15	45,483	2,314	45,498
Corporate expenses	(5,533)	47	1,167	—	(4,319)
Interest expense	2,464	2,500	1,284	(2,500)	3,748

Total expenses	(5,383)	2,562	130,704	(186)	127,697

Income (loss) before equity in net income of subsidiaries and taxes	9,115	(2,559)	304,148	186	310,890
Equity in net income of subsidiaries	260,088	10,837	—	(270,925)	—

Income before taxes	269,203	8,278	304,148	(270,739)	310,890
Income tax (expense) benefit	—	(5,569)	1,576	—	(3,993)

Net income	269,203	2,709	305,724	(270,739)	306,897
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(37,694)	—	(37,694)

Net income attributable to RenaissanceRe	269,203	2,709	268,030	(270,739)	269,203
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income available to RenaissanceRe common shareholders	$258,628	$2,709	$268,030	$(270,739)	$258,628

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the nine months ended September 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$914,037	$—	$914,037
Net investment income	4,614	901	150,207	—	155,722
Net foreign exchange losses	(498)	—	(11,982)	—	(12,480)
Equity in losses of other ventures	—	—	(1,424)	—	(1,424)
Other income	479	—	17,951	—	18,430
Net realized and unrealized gains (losses) on fixed maturity investments	19,248	(2,432)	200,899	—	217,715
Net other-than-temporary impairments	—	—	(829)	—	(829)

Total revenues	23,843	(1,531)	1,268,859	—	1,291,171

Expenses
Net claims and claim expenses incurred	—	—	252,350	—	252,350
Acquisition expenses	—	—	134,596	—	134,596
Operational expenses	(2,584)	2,681	163,978	—	164,075
Corporate expenses	13,281	136	2,670	—	16,087
Interest expense	4,374	10,860	11,152	(10,860)	15,526

Total expenses	15,071	13,677	564,746	(10,860)	582,634

Income (loss) before equity in net income (loss) of subsidiaries and taxes	8,772	(15,208)	704,113	10,860	708,537
Equity in net income (loss) of subsidiaries	602,991	(893)	—	(602,098)	—

Income (loss) before taxes	611,763	(16,101)	704,113	(591,238)	708,537
Income tax benefit (expense)	—	14,334	(11,119)	—	3,215

Net income (loss)	611,763	(1,767)	692,994	(591,238)	711,752
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(99,989)	—	(99,989)

Net income (loss) attributable to RenaissanceRe	611,763	(1,767)	593,005	(591,238)	611,763
Dividends on preference shares	(31,725)	—	—	—	(31,725)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$580,038	$(1,767)	$593,005	$(591,238)	$580,038

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the nine months ended September 30, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$977,578	$—	$977,578
Net investment income	7,213	12	256,009	—	263,234
Net foreign exchange gains (losses)	2	—	(12,763)	—	(12,761)
Equity in earnings of other ventures	—	—	11,499	—	11,499
Other income (loss)	507	—	(5,534)	—	(5,027)
Net realized and unrealized gains on fixed maturity investments	1,310	—	56,499	—	57,809
Net other-than-temporary impairments	(102)	—	(21,099)	—	(21,201)

Total revenues	8,930	12	1,262,189	—	1,271,131

Expenses
Net claims and claim expenses incurred	—	—	191,587	—	191,587
Acquisition expenses	—	—	141,302	—	141,302
Operational expenses	(6,962)	83	132,037	6,962	132,120
Corporate expenses	4,722	52	3,834	—	8,608
Interest expense	7,419	6,616	4,665	(6,616)	12,084

Total expenses	5,179	6,751	473,425	346	485,701

Income (loss) before equity in net income of subsidiaries and taxes	3,751	(6,739)	788,764	(346)	785,430
Equity in net income of subsidiaries	655,065	11,284	—	(666,349)	—

Income before taxes	658,816	4,545	788,764	(666,695)	785,430
Income tax (expense) benefit	—	(7,984)	4,191	—	(3,793)

Net income (loss)	658,816	(3,439)	792,955	(666,695)	781,637
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(122,821)	—	(122,821)

Net income (loss) attributable to RenaissanceRe	658,816	(3,439)	670,134	(666,695)	658,816
Dividends on preference shares	(31,725)	—	—	—	(31,725)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$627,091	$(3,439)	$670,134	$(666,695)	$627,091

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows For the nine months ended September 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$8,710	$(24,709)	$512,440	$496,441

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of investments available for sale	37,457	244,147	3,384,620	3,666,224
Purchases of investments available for sale	(240)	(246,570)	(155,714)	(402,524)
Proceeds from sales and maturities of investments trading	524,506	—	4,894,098	5,418,604
Purchases of investments trading	(597,999)	—	(8,341,655)	(8,939,654)
Net sales (purchases) of short term investments	105,460	(145)	12,204	117,519
Net (purchases) sales of other investments	(2,814)	—	88,863	86,049
Net sales of investments in other ventures	—	—	13,835	13,835
Net sales of other assets	—	—	2,730	2,730
Dividends and return of capital from subsidiaries	826,974	38,727	(865,701)	—
Contributions to subsidiaries	(591,742)	(18,728)	610,470	—
Due (from) to subsidiary	(76,766)	(691)	77,457	—

Net cash provided by (used in) investing activities	224,836	16,740	(278,793)	(37,217)

Cash flows (used in) provided by financing activities
Dividends paid - RenaissanceRe common shares	(42,381)	—	—	(42,381)
Dividends paid - preference shares	(31,725)	—	—	(31,725)
RenaissanceRe common share repurchases	(411,335)	—	—	(411,335)
Return of additional paid in capital to parent company	—	(149,600)	149,600	—
Net issuance (repayment) of debt	249,046	169,132	(169,132)	249,046
Third party DaVinciRe share repurchase	—	—	(131,370)	(131,370)

Net cash (used in) provided by financing activities	(236,395)	19,532	(150,902)	(367,765)

Effect of exchange rate changes on foreign currency cash	(594)	—	194	(400)

Net (decrease) increase in cash and cash equivalents	(3,443)	11,563	82,939	91,059

Cash and cash equivalents, beginning of year	15,206	7,606	237,904	260,716

Cash and cash equivalents, end of year	$11,763	$19,169	$320,843	$351,775

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows For the nine months ended September 30, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$5,941	$(1,698)	$448,371	$452,614

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of investments available for sale	399,992	—	6,833,840	7,233,832
Purchases of investments available for sale	(448,991)	—	(8,238,062)	(8,687,053)
Net sales of short term investments	6,878	—	1,285,059	1,291,937
Net sales of other investments	7,406	2	25,489	32,897
Net purchases of other assets	—	—	69	69
Dividends and return of capital from subsidiaries	715,532	2,303	(717,835)	—
Contributions to subsidiaries	(454,620)	(4,303)	458,923	—
Due to (from) subsidiaries	(26,221)	671	25,550	—

Net cash provided by (used in) investing activities	199,976	(1,327)	(326,967)	(128,318)

Cash flows used in financing activities
Dividends paid - RenaissanceRe common shares	(44,894)	—	—	(44,894)
Dividends paid - preference shares	(31,725)	—	—	(31,725)
Reverse repurchase agreement	—	—	(50,042)	(50,042)
Third party DaVinciRe share repurchase	(123,718)	—	—	(123,718)

Net cash used in financing activities	(200,337)	—	(50,042)	(250,379)

Effect of exchange rate changes on foreign currency cash	—	—	(616)	(616)

Net increase (decrease) in cash and cash equivalents	5,580	(3,025)	70,746	73,301

Cash and cash equivalents, beginning of period	5,122	5,562	264,008	274,692

Cash and cash equivalents, end of period	$10,702	$2,537	$334,754	$347,993

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009. The following also includes a discussion of our liquidity and capital resources at September 30, 2010. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

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

Insurance

Our Insurance segment business is principally written through Glencoe and Lantana, which write on an excess and surplus lines basis, and through Stonington and Stonington Lloyd’s, which write on an admitted basis. Our principal contracts currently include insurance contracts and some quota share reinsurance with respect to risks including: 1) crop insurance, which includes multi-peril crop insurance, crop hail and other named peril agriculture risk management products; 2) commercial property, which principally includes catastrophe-exposed commercial property products; 3) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 4) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

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

New Business

From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate potential strategic opportunities that we believe might utilize our skills, capabilities, proprietary technology and relationships to support possible expansion into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our then current portfolio of risks.

We regularly review potential strategic transactions that might improve our portfolio of business, enhance or focus our strategies, expand our distribution or capabilities, or to seek other benefits. In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. While we regularly review potential strategic transactions and periodically engage in discussions regarding possible transactions, although there can be no assurance that we will complete any such transactions or that any such transaction would be successful or materially enhance our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

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

In addition to using REMS©, within our Insurance segment operations we have developed a proprietary information management and analytical database, our Program Analysis Central Repository (“PACeR”), within which data related to substantially all our Insurance segment business is maintained. With the use and development of PACeR, we are seeking to develop statistical and analytical techniques to evaluate our program lines of business within our Insurance segment. We provide our third party program managers with access to PACeR’s capabilities, which we believe helps support superior underwriting decisions, thus creating value for them and for us. Our objective is to have PACeR create an advantage for our Insurance operations by assisting us in building and maintaining a well-priced portfolio of specialty insurance risks.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2009.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Summary Overview

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$126,679	$202,413	$(75,734)
Net premiums written	103,094	75,098	27,996
Net premiums earned	309,389	296,013	13,376
Net claims and claim expenses incurred	125,626	38,567	87,059
Acquisition expenses	49,977	44,203	5,774
Operational expenses	49,148	45,498	3,650
Underwriting income	84,638	167,745	(83,107)

Net investment income	60,934	106,815	(45,881)
Net realized and unrealized gains on fixed maturity investments	98,011	16,794	81,217
Net other-than-temporary impairments	—	(346)	346
Net income	252,849	306,897	(54,048)
Net income available to RenaissanceRe common shareholders	204,750	258,628	(53,878)
Net income available to RenaissanceRe common shareholders per common share - diluted	$3.70	$4.12	$(0.42)

Net claims and claim expense ratio - current accident year	52.6%	36.8%	15.8%
Net claims and claim expense ratio - prior accident years	(12.0%)	(23.8%)	11.8%

Net claims and claim expense ratio - calendar year	40.6%	13.0%	27.6%
Underwriting expense ratio	32.0%	30.3%	1.7%

Combined ratio	72.6%	43.3%	29.3%

	September 30, 2010	June 30, 2010	Change	% Change
Book value per common share	$60.57	$56.96	$3.61	6.3%
Accumulated dividends per common share	9.63	9.38	0.25	2.7%

Book value per common share plus accumulated dividends	$70.20	$66.34	$3.86

Net income available to RenaissanceRe common shareholders was $204.8 million in the third quarter of 2010, compared to $258.6 million in the third quarter of 2009. Net income available to RenaissanceRe common shareholders per fully diluted common share was $3.70 for the third quarter of 2010, compared to $4.12 in the third quarter of 2009. The $53.9 million decrease in our net income available to RenaissanceRe common shareholders was primarily due to:

•

Lower Underwriting Income – our underwriting income decreased $83.1 million primarily due to an $87.1 million increase in net claims and claim expenses, principally driven by an increase in current accident year net claims and claim expenses due to the New Zealand earthquake, which negatively impacted our underwriting results by $80.2 million in the third quarter of 2010, as described in more detail below;

•

Equity in (Losses) Earnings of Other Ventures – as a result of net claims and claim expenses related to the New Zealand earthquake, we recorded a loss of $8.7 million on our equity investment in Top Layer Re during the third quarter of 2010, compared to earnings of $3.4 million in the third quarter of 2009;

•

Increased Corporate Expenses – corporate expenses in the third quarter of 2010 increased $10.0 million compared to the third quarter of 2009, principally due to the recognition of a corporate insurance recovery in the third quarter of 2009; and partially offset by

•

Higher Investment Results – including an $81.2 million increase in net realized and unrealized gains on fixed maturity investments, principally due in part to the fact that during the fourth quarter of 2009, the Company started designating, upon acquisition, certain fixed maturity investments as trading, rather than available for sale, and as a result, $63.1 million of net unrealized gains on these securities are recorded in net realized and unrealized gains on fixed maturity investments in the Company’s consolidated statements of operations in the third quarter of 2010 rather than in accumulated other comprehensive income in shareholders’ equity, partially offset by a $45.9 million decrease in net investment income, during the third quarter of 2010, compared to the third quarter of 2009. The decrease in net investment income was primarily due to lower returns on certain non-investment grade allocations which are included in other investments and lower interest rates on our fixed maturity investments portfolio. In addition, we also experienced lower returns on our hedge fund and private equity investments during the third quarter of 2010, compared to the third quarter of 2009;

•

Increased Other Income – we sold our entire ownership interest in ChannelRe Holdings Ltd. (“ChannelRe”), a financial guaranty reinsurance company, for $15.8 million in July 2010. We recorded a $15.8 million gain, included in other income in our third quarter 2010 financial results as a result of the sale. We no longer have an ownership interest in ChannelRe and have no contractual obligations to provide capital or other financial support to ChannelRe.

Book value per common share increased $3.61 to $60.57 at September 30, 2010, compared to $56.96 at June 30, 2010. Book value per common share plus accumulated dividends increased $3.86 to $70.20 at September 30, 2010, compared to $66.34 at June 30, 2010. The 6.3% growth in book value per common share was driven by comprehensive income attributable to RenaissanceRe of $216.9 million for the third quarter of 2010, and partially offset by $13.6 million and $10.6 million of common and preferred dividends, respectively, declared and paid during the third quarter of 2010. Common shares outstanding were 54.9 million at each of September 30, 2010 and June 30, 2010.

Underwriting Results

In the third quarter of 2010, we generated $84.6 million of underwriting income, compared to $167.7 million in the third quarter of 2009. The decrease in underwriting income was driven primarily by an $87.1 million increase in net claims and claim expenses, as a result of the New Zealand earthquake which resulted in underwriting losses of $80.2 million in the third quarter of 2010 and impacted our third quarter of 2010 combined ratio by 26.9 percentage points, as shown in the table below. We generated a net claims and claim expense ratio of 40.6%, an underwriting expense ratio of 32.0% and a combined ratio of 72.6%, in the third quarter of 2010, compared to a net claims and claim expense ratio, an underwriting expense ratio and a combined ratio of 13.0%, 30.3% and 43.3%, respectively, in the third quarter of 2009.

Gross premiums written decreased $75.7 million to $126.7 million in the third quarter of 2010, compared to $202.4 million in the third quarter of 2009. Our catastrophe premiums decreased $19.0 million, or 17.7% in the third quarter of 2010, compared to the third quarter of 2009, principally reflecting the deterioration of attractive market conditions on a risk-adjusted basis in our core markets. Our specialty reinsurance premiums decreased $2.9 million, or 11.4% in the third quarter of 2010, compared to the third quarter of 2009, primarily due to reductions in several lines of business due to softening market conditions, as discussed in more detail below. Our Lloyd’s unit generated $8.8 million of premium in the third quarter of 2010, also reflecting the adverse impact of unattractive prevailing market conditions. Gross premiums written in our Insurance segment decreased $67.6 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to our crop insurance line of business as a result of the receipt of updated acreage reports for the 2010 crop year, combined with the overall softening market conditions in the Insurance segment’s commercial multi-line, commercial property and personal lines property lines of business.

Net Impact of the New Zealand Earthquake

We recorded $73.6 million of net negative impact from the New Zealand earthquake in the third quarter of 2010. Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, equity in net claims and claim expenses of Top Layer Re and redeemable noncontrolling interest. Our estimate of losses from the New Zealand earthquake are based on initial industry insured loss estimates, market share analysis, the application of our modeling techniques, and a review of our in-force contracts. Given the preliminary nature of the information available, the magnitude and recent occurrence of the event, the expected duration of the claims development period, and other factors and uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from this event and our actual ultimate net losses from this event will vary from these estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

The following is supplemental financial data regarding the net financial statement impact on our Reinsurance segment results and consolidated financial statements for the third quarter of 2010 due to the New Zealand earthquake:

	New Zealand Earthquake
Three months ended September 30, 2010	Catastrophe	Lloyd’s	Reinsurance	Consolidated
(in thousands of United States dollars)
Net claims and claim expenses incurred	$(77,770)	$(1,302)	$(79,072)	$(79,072)

Net reinstatement premiums earned	5,524	—	5,524	5,524
Lost profit commissions	(6,633)	—	(6,633)	(6,633)

Net impact on underwriting result	$(78,879)	$(1,302)	$(80,181)	(80,181)

Equity in net claims and claim expenses of Top Layer Re				(12,051)
Redeemable noncontrolling interest - DaVinciRe				18,642

Net negative impact				$(73,590)

Impact on combined ratio	47.4%	9.3%	38.5%	26.9%

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit, specialty unit and Lloyd’s unit underwriting results and ratios for the three months ended September 30, 2010 and 2009:

Reinsurance segment overview

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$119,339	$132,487	$(13,148)

Net premiums written	$92,450	$43,202	$49,248

Net premiums earned	219,036	202,260	16,776
Net claims and claim expenses incurred	80,167	(15,914)	96,081
Acquisition expenses	25,815	17,164	8,651
Operational expenses	35,883	33,961	1,922

Underwriting income	$77,171	$167,049	$(89,878)

Net claims and claim expenses incurred - current accident year	$114,046	$46,755	$67,291
Net claims and claim expenses incurred - prior accident years	(33,879)	(62,669)	28,790

Net claims and claim expenses incurred - total	$80,167	$(15,914)	$96,081

Net claims and claim expense ratio - current accident year	52.1%	23.1%	29.0%
Net claims and claim expense ratio - prior accident years	(15.5%)	(31.0%)	15.5%

Net claims and claim expense ratio - calendar year	36.6%	(7.9%)	44.5%
Underwriting expense ratio	28.2%	25.3%	2.9%

Combined ratio	64.8%	17.4%	47.4%

(1)	Reinsurance gross premiums written includes $8.4 million and $13.4 million of premiums assumed from the Insurance segment for the three months ended September 30, 2010 and 2009, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $13.1 million, or 9.9%, to $119.3 million in the third quarter of 2010, compared to $132.5 million in the third quarter of 2009, primarily due to a decrease in gross premiums written in our catastrophe unit, which was impacted by reduced pricing on renewals during the third quarter of 2010 reflecting the deterioration of attractive market conditions on a risk-adjusted basis in our core markets and the non-renewal of a large contract, partially offset by $5.5 million of reinstatement premiums written and earned in the third quarter of 2010 as a direct result of the net claims and claim expenses incurred from the New Zealand earthquake. Excluding the impact of $5.5 million of reinstatement premiums written and earned in the third quarter of 2010, our Reinsurance segment gross premiums written declined $18.7 million, or 14.1%. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $77.2 million of underwriting income in the third quarter of 2010, compared to $167.0 million in the third quarter of 2009, a decrease of $89.9 million. In the third quarter of 2010, our Reinsurance segment generated a net claims and claim expense ratio of 36.6%, an underwriting expense ratio of 28.2% and a combined ratio of 64.8%, compared to negative 7.9%, 25.3% and 17.4%, respectively, in the third quarter of 2009.

The $89.9 million decrease in underwriting income and 47.4 percentage point increase in the combined ratio was principally due to a $67.3 million increase in current accident year losses and a $28.8 million decrease in favorable development on prior years reserves in the third quarter of 2010, compared to the third quarter of 2009. The increase in current accident year losses was primarily due to $79.1 million of net claims and claim expenses related to the New Zealand earthquake, which added 38.5 percentage points to the Reinsurance segment’s combined ratio after considering the impact of net reinstatement premiums earned and lost profit commission related to this loss, as detailed in the table below.

Three months ended September 30, 2010	New Zealand Earthquake
(in thousands of United States dollars)
Net claims and claim expenses incurred	$(79,072)

Net reinstatement premiums earned	5,524
Lost profit commissions	(6,633)

Net impact on Reinsurance segment underwriting result	$(80,181)

Impact on Reinsurance segment combined ratio	38.5%

During the third quarter of 2010, we experienced favorable development on prior years reserves of $33.9 million, compared to $62.7 million of favorable development in the third quarter of 2009 primarily as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and lower than expected claims emergence within the specialty unit. The increase in our underwriting expense ratio to 28.2% in the third quarter of 2010, from 25.3% in the third quarter of 2009, was driven by a $4.6 million increase in acquisition expenses in the catastrophe unit primarily as a result of lower profit commissions earned due to the New Zealand earthquake.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income, subject to the terms of these agreements. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $11.3 million and $16.5 million for the third quarters of 2010 and 2009, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 5.2% and 8.1% for the third quarters of 2010 and 2009, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $19.8 million and $31.0 million for the third quarters of 2010 and 2009, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit for the three months ended September 30, 2010 and 2009:

Catastrophe overview

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$62,434	$78,232	$(15,798)
DaVinci	25,844	29,076	(3,232)

Total property catastrophe gross premiums written (1)	$88,278	$107,308	$(19,030)

Net premiums written	$64,134	$19,656	$44,478

Net premiums earned	176,130	176,519	(389)
Net claims and claim expenses incurred	71,191	(3,068)	74,259
Acquisition expenses	18,962	14,365	4,597
Operational expenses	23,252	25,303	(2,051)

Underwriting income	$62,725	$139,919	$(77,194)

Net claims and claim expenses incurred - current accident year	$87,178	$35,030	$52,148
Net claims and claim expenses incurred - prior accident years	(15,987)	(38,098)	22,111

Net claims and claim expenses incurred - total	$71,191	$(3,068)	$74,259

Net claims and claim expense ratio - current accident year	49.5%	19.8%	29.7%
Net claims and claim expense ratio - prior accident years	(9.1%)	(21.5%)	12.4%

Net claims and claim expense ratio - calendar year	40.4%	(1.7%)	42.1%
Underwriting expense ratio	24.0%	22.4%	1.6%

Combined ratio	64.4%	20.7%	43.7%

(1)	Includes gross premiums written ceded from the Insurance segment to the catastrophe unit of $9.9 million and $13.4 million for the three months ended September 30, 2010 and 2009, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2010, our catastrophe reinsurance gross premiums written decreased by $19.0 million, or 17.7%, to $88.3 million, compared to the third quarter of 2009. The decrease in catastrophe reinsurance gross premiums was impacted by reduced pricing on renewals during the third quarter of 2010 reflecting the deterioration of attractive market conditions on a risk-adjusted basis in our core markets and the non-renewal of a large contract. Excluding the impact of $5.5 million of reinstatement premiums written and earned in the third quarter of 2010, our catastrophe unit gross premiums written declined $24.6 million, or 22.9%. Our catastrophe reinsurance results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $62.7 million of underwriting income in the third quarter of 2010, compared to $139.9 million in the third quarter of 2009, a decrease of $77.2 million. The decrease in underwriting income was due primarily to a $74.3 million increase in net claims and claim expenses as a result of the New Zealand earthquake. The increase in net premiums written is due to a $63.5 million decrease in ceded premiums written as a result of the timing of several reinsurance purchases that occurred in the third quarter of 2009, but renewed in the second quarter of 2010.

The New Zealand earthquake added 47.4 percentage points to our catastrophe unit’s combined ratio for the third quarter of 2010 as detailed in the table below:

Three months ended September 30, 2010	New Zealand Earthquake
(in thousands of United States dollars)
Net claims and claim expenses incurred	$(77,770)

Net reinstatement premiums earned	5,524
Lost profit commissions	(6,633)

Net impact on underwriting result	$(78,879)

Impact on combined ratio	47.4%

In the third quarter of 2010, our catastrophe unit generated a net claims and claim expense ratio of 40.4%, an underwriting expense ratio of 24.0% and a combined ratio of 64.4%, compared to negative 1.7%, 22.4% and 20.7%, respectively, in the third quarter of 2009.

During the third quarter of 2010, we experienced $16.0 million of favorable development on prior year reserves, compared to $38.1 million of favorable development on prior years reserves in the third quarter of 2009. The favorable development in the third quarter of 2010 was primarily related to decreases in estimated ultimate losses on certain specific events, including $7.4 million related to the 2004 and 2005 hurricanes, and $8.6 million due to better than expected claims emergence associated with a large number of relatively small catastrophes. The favorable development in the third quarter of 2009 was the result of reductions in ultimate loss estimates on specific events, including European windstorm Kyrill (2007), a California wildfire (2007), hurricane Dean (2007) and hurricane Emily (2005).

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the three months ended September 30, 2010 and 2009:

Specialty overview

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$21,363	$25,249	$(3,886)
DaVinci	936	(70)	1,006

Total specialty gross premiums written	$22,299	$25,179	$(2,880)

Net premiums written	$22,175	$23,546	$(1,371)

Net premiums earned	28,927	25,741	3,186
Net claims and claim expenses incurred	1,289	(12,846)	14,135
Acquisition expenses	3,502	2,799	703
Operational expenses	6,385	8,658	(2,273)

Underwriting income	$17,751	$27,130	$(9,379)

Net claims and claim expenses incurred - current accident year	$19,166	$11,725	$7,441
Net claims and claim expenses incurred - prior accident years	(17,877)	(24,571)	6,694

Net claims and claim expenses incurred - total	$1,289	$(12,846)	$14,135

Net claims and claim expense ratio - current accident year	66.3%	45.5%	20.8%
Net claims and claim expense ratio - prior accident years	(61.8%)	(95.4%)	33.6%

Net claims and claim expense ratio - calendar year	4.5%	(49.9%)	54.4%
Underwriting expense ratio	34.1%	44.5%	(10.4%)

Combined ratio	38.6%	(5.4%)	44.0%

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2010, our specialty reinsurance gross premiums written decreased by $2.9 million, or 11.4%, to $22.3 million, compared to $25.2 million in the third quarter of 2009, primarily due to reductions in several lines of business due to softening market conditions. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $17.8 million of underwriting income in the third quarter of 2010, compared to $27.1 million in the third quarter of 2009, a decrease of $9.4 million, principally due to an increase in net claims and claim expenses. The $14.1 million increase in net claims and claim expenses is driven by a $7.4 million increase in current accident year losses primarily due to estimated losses associated with the Pacific Gas and Electric Co. explosion in San Francisco, California in the third quarter of 2010, combined with a $6.7 million decrease in favorable development on prior accident years. The favorable development on prior accident years was principally due to actual reported loss activity coming in better than expected. In the third quarter of 2010, our specialty unit generated a net claims and claim expense ratio of 4.5%, an underwriting expense ratio of 34.1% and a combined ratio of 38.6%, compared to negative 49.9%, 44.5% and negative 5.4%, respectively, in the third quarter of 2009. The 10.4 percentage point decrease in our underwriting expense ratio was principally driven by a decrease in operational expenses due to lower allocated operating expenses.

Lloyd’s

Below is a summary of the underwriting results and ratios for our Lloyd’s unit for the three months ended September 30, 2010:

Lloyd’s overview

Three months ended September 30,	2010
(in thousands of U.S. dollars, except ratios)
Lloyd’s gross premiums written
Specialty	$8,851
Catastrophe	1,422
Insurance	(1,511)

Total Lloyd’s gross premiums written (1)	$8,762

Net premiums written	$6,141

Net premiums earned	13,979
Net claims and claim expenses incurred	7,687
Acquisition expenses	3,351
Operational expenses	6,246

Underwriting loss	$(3,305)

Net claims and claim expenses incurred - current accident year	$7,702
Net claims and claim expenses incurred - prior accident years	(15)

Net claims and claim expenses incurred - total	$7,687

Net claims and claim expense ratio - current accident year	55.1%
Net claims and claim expense ratio - prior accident years	(0.1%)

Net claims and claim expense ratio - calendar year	55.0%
Underwriting expense ratio	68.6%

Combined ratio	123.6%

(1)	Includes gross premiums written ceded from the Insurance segment to the Lloyd’s unit of $(1.5) million for the three months ended September 30, 2010.

In 2009, we established Syndicate 1458, a Lloyd’s syndicate, to start writing certain lines of insurance and reinsurance business. Syndicate 1458 was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. Although Syndicate 1458 writes direct insurance as well as reinsurance, we manage this business as part of our reinsurance operations and include its results of operations within our Reinsurance segment. Our Lloyd’s unit results include Syndicate 1458, our corporate capital vehicle, RenaissanceRe CCL, prior to its inter-company cession of Syndicate 1458 business to Renaissance Reinsurance, and our managing agency, RSML. The results of our Lloyd’s unit were not significant in 2009; however, we expect its absolute and relative contributions to our consolidated results of operations to grow over time.

Lloyd’s Gross Premiums Written – In the third quarter of 2010, our Lloyd’s unit gross premiums written were $8.8 million, and include property catastrophe, specialty and insurance premiums written.

Lloyd’s Underwriting Results – Our Lloyd’s unit generated an underwriting loss of $3.3 million and a combined ratio of 123.6% in the third quarter of 2010. Net claims and claim expenses for the third quarter of 2010 are comprised primarily of incurred but not reported loss activity in the specialty and insurance lines of business and $1.3 million of net claims and claim expenses related to the New Zealand earthquake. Operational expenses of $6.2 million principally include compensation and related operating expenses.

Insurance Segment

Below is a summary of the underwriting results and ratios for the three months ended September 30, 2010 and 2009 for our Insurance segment:

Insurance segment overview

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Commercial multi-line	$19,142	$31,066	$(11,924)
Personal lines property	9,894	15,473	(5,579)
Commercial property	2,808	15,514	(12,706)
Crop	(16,116)	$21,296	$(37,412)

Gross premiums written	$15,728	$83,349	$(67,621)

Net premiums written	$10,644	$31,896	$(21,252)

Net premiums earned	$90,353	$93,753	$(3,400)
Net claims and claim expenses incurred	45,459	54,481	(9,022)
Acquisition expenses	24,162	27,039	(2,877)
Operational expenses	13,265	11,537	1,728

Underwriting income	$7,467	$696	$6,771

Net claims and claim expenses incurred - current accident year	$48,582	$62,256	$(13,674)
Net claims and claim expenses incurred - prior years	(3,123)	(7,775)	4,652

Net claims and claim expenses incurred - total	$45,459	$54,481	$(9,022)

Net claims and claim expense ratio - current accident year	53.8%	66.4%	(12.6%)
Net claims and claim expense ratio - prior accident years	(3.5%)	(8.3%)	4.8%

Net claims and claim expense ratio - calendar year	50.3%	58.1%	(7.8%)
Underwriting expense ratio	41.4%	41.2%	0.2%

Combined ratio	91.7%	99.3%	(7.6%)

Insurance Segment Gross Premiums Written – Gross premiums written by our Insurance segment decreased $67.6 million, or 81.1%, to $15.7 million in the third quarter of 2010, compared to $83.3 million in the third quarter of 2009. Crop insurance gross premiums written decreased $37.4 million, to negative $16.1 million in the third quarter of 2010, compared to $21.3 million in the third quarter of 2009, principally due to the receipt of updated acreage reports for the 2010 crop year. Gross premiums written in the Company’s commercial multi-line, personal lines property and commercial property lines of business decreased $11.9 million, $5.6 million and $12.7 million, respectively, due to softening market conditions and the Company’s decision to reduce its participation on certain programs. Our Insurance segment premiums can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of new program managers and quota share reinsurance contracts, including whether or not we have portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.

Insurance Segment Underwriting Results – Our Insurance segment generated underwriting income of $7.5 million in the third quarter of 2010, compared to $0.7 million in the third quarter of 2009, an increase of $6.8 million. In the third quarter of 2010, our Insurance segment generated a net claims and claim expense ratio of 50.3%, an underwriting expense ratio of 41.4% and a combined ratio of 91.7%, compared to 58.1%, 41.2% and 99.3%, respectively, in the third quarter of 2009. The increase in underwriting income and decrease in our combined ratio was principally due to reduced losses related to crop hail, a specific product line within the overall crop insurance line of business, which experienced losses from multiple hail storms in highly insured areas during the third quarter of 2009 that did not recur in the third quarter of 2010. The $2.9 million decrease in acquisition expenses in the third quarter of 2010, compared to the third quarter of 2009, was primarily related to ceding commissions on the crop insurance line of business as we determined to cede a portion of this business in respect of the 2010 crop year.

The Company’s Insurance segment prior year reserves experienced $3.1 million of favorable development in the third quarter of 2010 compared to $7.8 million of favorable development in the third quarter of 2009, primarily as a result of lower than expected reported claims activity.

As discussed below under “Reserves for Claims and Claim Expenses,” the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. In our crop insurance business, insureds are required under policy terms to report all potential claims whether or not the insured believes that the crops can be re-planted and harvested; therefore, management’s estimates are subject to significant variability based on factors such as whether an insured is able to re-plant and ultimately harvest all or a portion of the crop, which will not generally be known until the end of the crop season, or in some cases, well into the following year, as well as what commodity prices are at the end of the policy period. In addition, management has to estimate, by type of crop and state, which losses will be ceded to the Federal Crop Insurance Corporation (“FCIC”). Our estimate of net claims and claim expenses incurred for our crop insurance business reflects these judgments and actual results will vary, perhaps materially so, and be adjusted as new information is known and becomes available.

Net Investment Income

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars)
Fixed maturity investments	$34,838	$44,127	$(9,289)
Short term investments	2,469	2,285	184
Other investments
Hedge funds and private equity investments	7,491	15,510	(8,019)
Other	18,979	47,748	(28,769)
Cash and cash equivalents	73	102	(29)

	63,850	109,772	(45,922)
Investment expenses	(2,916)	(2,957)	41

Net investment income	$60,934	$106,815	$(45,881)

Net investment income was $60.9 million in the third quarter of 2010, compared to $106.8 million in the third quarter of 2009. The $45.9 million decrease in net investment income was principally driven by a $28.8 million decrease from our other investments, primarily driven by lower returns for our investments in senior secured bank loan funds due to a more moderate tightening of credit spreads during the third quarter of 2010, compared to the third quarter of 2009. In addition, net investment income from our hedge fund and private equity investments decreased $8.0 million due to lower total returns and net investment income from our fixed maturity investments decreased $9.3 million due to lower yields during the third quarter of 2010, compared to the third quarter of 2009. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $15.3 million in the third quarter of 2010, compared to $19.2 million in the third quarter of 2009.

Declining interest rates in the third quarter of 2010 have lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. Among other factors, our current asset allocations broadly reflect a reduced weighted average yield to maturity, and we expect that this will also impact our future net investment income.

Fixed Maturity Investments - Net Realized and Unrealized Gains and Net Other-Than-Temporary Impairments

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars)
Gross realized gains	$35,615	$26,734	$8,881
Gross realized losses	(748)	(9,940)	9,192

Net realized gains on fixed maturity investments	$34,867	$16,794	$18,073

Net unrealized gains on fixed maturity investments, trading	63,144	—	63,144

Net realized and unrealized gains on fixed maturity investments	$98,011	$16,794	$81,217

Total other-than-temporary impairments	—	(1,408)	1,408
Portion recognized in other comprehensive income, before taxes	—	1,062	(1,062)

Net other-than-temporary impairments	$—	$(346)	$346

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $63.1 million of net unrealized gains on these securities in our consolidated statement of operations for the third quarter of 2010. We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded currently in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Net realized gains on fixed maturity investments were $34.9 million in the third quarter of 2010, compared to $16.8 million in the third quarter of 2009, an increase of $18.1 million, as a result of an $8.9 million increase in gross realized gains and a $9.2 million decrease in gross realized losses. Net other-than-temporary impairments recognized in earnings were $nil in the third quarter of 2010 compared to $0.3 million for the third quarter of 2009. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. Under the guidance adopted in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Equity in (Losses) Earnings of Other Ventures

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars)
Tower Hill Companies	$2,023	$1,098	$925
Top Layer Re	(8,655)	3,385	(12,040)
Other	(108)	(152)	44

Total equity in (losses) earnings of other ventures	$(6,740)	$4,331	$(11,071)

Equity in earnings of other ventures represents primarily our pro-rata share of the net income from our investments in the Tower Hill Companies and Top Layer Re. Equity in losses of other ventures was $6.7 million in the third quarter of 2010, compared to equity in earnings of other ventures of $4.3 million in the third quarter of 2009. The $11.1 million decrease was primarily due to decreased earnings from our equity in losses of Top Layer Re of $8.7 million during the third quarter of 2010, as a result of Top Layer Re experiencing net claims and claim expenses related to the New Zealand earthquake.

The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other Income

Three months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars)
Gain on sale of ChannelRe	$15,835	$—	$15,835
Mark-to-market on Platinum warrant	14,352	12,839	1,513
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	1,063	(13,147)	14,210
Weather-related and loss mitigation	(216)	(2,110)	1,894
Weather and energy risk management operations	(4,740)	13,674	(18,414)
Other items	961	2,168	(1,207)

Total other income	$27,255	$13,424	$13,831

In the third quarter of 2010, we generated $27.3 million of other income, compared to $13.4 million in the third quarter of 2009. We sold our entire ownership interest in ChannelRe, a financial guaranty reinsurance company, for $15.8 million in July 2010. We recorded other income of $15.8 million as a result of the sale. We no longer have an ownership interest in ChannelRe and have no contractual obligations to provide capital or other financial support to ChannelRe. Other loss attributable to our weather and energy risk management operations of $4.7 million in the third quarter of 2010, decreased $18.4 million, from other income of $13.7 million in the third quarter of 2009, due to a combination of unusual weather patterns and less liquidity in the markets in which we operate. Our assumed and ceded reinsurance contracts accounted for as derivatives and deposits generated $1.1 million in other income in the third quarter of 2010, compared to an other loss of $13.1 million in the third quarter of 2009, an improvement of $14.2 million, primarily due to additional ceded contracts accounted for at fair value in 2009, compared to 2010.

Certain contracts we enter into and our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.

During 2010, we have allocated an increased amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.

Other Items

Corporate Expenses

Corporate expenses were $5.7 million in the third quarter of 2010, compared to negative $4.3 million in the third quarter of 2009, with the variance primarily due to the recognition of a corporate insurance recovery during the third quarter of 2009.

Interest Expense

Interest expense increased $2.4 million to $6.2 million in the third quarter of 2010, compared to $3.7 million in the third quarter of 2009, primarily due to interest expense on the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010.

Income Tax Benefit (Expense)

Income tax benefit (expense) increased $5.1 million to a benefit of $1.1 million in the third quarter of 2010, compared to an expense of $4.0 million in the third quarter of 2009, due primarily to our U.S. operations incurring taxable losses during the third quarter of 2010.

SUMMARY OF RESULTS OF OPERATIONS

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Summary Overview

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,531,650	$1,655,886	$(124,236)
Net premiums written	1,071,639	1,153,304	(81,665)
Net premiums earned	914,037	977,578	(63,541)
Net claims and claim expenses incurred	252,350	191,587	60,763
Acquisition expenses	134,596	141,302	(6,706)
Operational expenses	164,075	132,120	31,955
Underwriting income	363,016	512,569	(149,553)

Net investment income	155,722	263,234	(107,512)
Net realized and unrealized gains on fixed maturity investments	217,715	57,809	159,906
Net other-than-temporary impairments	(829)	(21,201)	20,372
Net income	711,752	781,637	(69,885)
Net income available to RenaissanceRe common shareholders	580,038	627,091	(47,053)
Net income available to RenaissanceRe common shareholders per common share - diluted	$10.04	$10.03	$0.01

Net claims and claim expense ratio - current accident year	58.8%	36.9%	21.9%
Net claims and claim expense ratio - prior accident years	(31.2%)	(17.3%)	(13.9%)

Net claims and claim expense ratio - calendar year	27.6%	19.6%	8.0%
Underwriting expense ratio	32.7%	28.0%	4.7%

Combined ratio	60.3%	47.6%	12.7%

	September 30, 2010	December 31, 2009	Change	% Change
Book value per common share	$60.57	$51.68	$8.89	17.2%
Accumulated dividends per common share	9.63	8.88	0.75	8.4%

Book value per common share plus accumulated dividends	$70.20	$60.56	$9.64

Net income available to RenaissanceRe common shareholders was $580.0 million in the first nine months of 2010, compared to $627.1 million in the first nine months of 2009. Net income available to RenaissanceRe common shareholders per fully diluted common share was $10.04 for the first nine months of 2010, compared to $10.03 in the first nine months of 2009. The $47.1 million decrease in net income available to RenaissanceRe common shareholders was primarily due to:

•

Lower Underwriting Income – our underwriting income decreased $149.6 million due to a $63.5 million decrease in net premiums earned, a $32.0 million increase in operational expenses and a $60.8 million increase in net claims and claim expenses. The increase in operational expenses was primarily due to an increase in our employee base which has increased our compensation and related operating expenses. Included in the current accident year net claims and claim expenses of $537.5 million are $183.5 million of claims and claim expenses incurred as a result of the Chilean earthquake and European windstorm Xynthia (“Xynthia”), both of which occurred in the first quarter of 2010, and $79.1 million of net claims and claim expenses incurred as a result of the New Zealand earthquake which occurred in the third quarter of 2010, as described in more detail below. In addition, claims and claim expenses include $285.1 million of favorable development on prior accident years due to reductions to our estimated ultimate losses in our catastrophe unit, combined with lower than expected loss emergence in our specialty unit and Insurance segment, as discussed below; and partially offset by

•

Improved Investment Results – including a $159.9 million increase in net realized and unrealized gains on fixed maturity investments and a $20.4 million decrease in net other-than-temporary impairments, partially offset by a $107.5 million decrease in net investment income, which collectively increased our net income by $72.8 million in the first nine months of 2010, compared to the first nine months of 2009. The increase in our investment results was primarily due to the contraction of credit spreads on our fixed maturity investments and higher average invested assets compared to the first nine months of 2009, and partially offset by lower returns on hedge fund and private equity investments and certain non-investment grade allocations which are included in other investments. The $159.9 million increase in net realized and unrealized gains on fixed maturity investments is due in part to the fact that during the fourth quarter of 2009, the Company started designating, upon acquisition, certain fixed maturity investments as trading, rather than available for sale, and as a result, $116.0 million of net unrealized gains on these securities are recorded in net realized and unrealized gains on fixed maturity investments in the Company’s consolidated statements of operations in the first nine months of 2010 rather than in accumulated other comprehensive income in shareholders’ equity. The reduction in net other-than-temporary impairments was due in part to our adoption in the second quarter of 2009 of new guidance on the recognition and presentation of other-than-temporary impairments, as well as improving market conditions for our investments and the designation, upon acquisition of a significant portion of our fixed maturity investments as trading, rather than as available for sale; and

•

Lower Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe decreased $22.8 million principally due to a reduction in DaVinciRe’s underwriting income, due to an increase in current accident year net claims and claim expenses primarily due to the Chilean earthquake, Xynthia and the New Zealand earthquake, which also impacted DaVinciRe and decreased its net income in the first nine months of 2010, and consequently decreased redeemable noncontrolling interest – DaVinciRe, combined with an increase in our ownership of DaVinciRe to 41.2% for the first nine months of 2010, compared to 38.2% in the first nine months of 2009.

Book value per common share increased $8.89 to $60.57 at September 30, 2010, compared to $51.68 at December 31, 2009. Book value per common share plus accumulated dividends increased $9.64 to $70.20 at September 30, 2010, compared to $60.56 at December 31, 2009. The 17.2% growth in book value per common share was driven by comprehensive income attributable to RenaissanceRe of $594.1 million for the first nine months of 2010, and partially offset by $42.4 million and $31.7 million of common and preferred dividends, respectively, declared and paid during the first nine months of 2010. Book value per common share was also impacted by prior period common share repurchases, including no common share repurchases in the first nine months of 2009, compared to $411.3 million of common shares repurchased in the first nine months of 2010.

Underwriting Results

In the first nine months of 2010, we generated $363.0 million of underwriting income, compared to $512.6 million in the first nine months of 2009. We had a net claims and claim expense ratio of 27.6%, an underwriting expense ratio of 32.7% and a combined ratio of 60.3%, in the first nine months of 2010, compared to a net claims and claim expense ratio, underwriting expense ratio and a combined ratio of 19.6%, 28.0% and 47.6%, respectively, in the first nine months of 2009.

Gross premiums written decreased $124.2 million, or 7.5%, to $1,531.7 million in the first nine months of 2010, compared to $1,655.9 million in the first nine months of 2009. The decrease in gross premiums written was primarily due to less favorable pricing and terms experienced in our catastrophe unit during the January and June 2010 reinsurance renewals compared to the 2009 renewals as gross premiums written in the unit decreased $125.8 million in the first nine months of 2010, compared to the first nine months of 2009. The market conditions in our catastrophe unit were principally driven by softening market conditions as a result of the comparably low level of insured catastrophe losses in 2009, combined with the improved capital position of many participants in the (re)insurance industry. In addition, the Company’s decrease in catastrophe gross premiums written for the first nine months of 2010 reflects $41.8 million of gross premiums written on behalf of our fully-collateralized property catastrophe joint venture, Tim Re II, during the second quarter of 2009 that did not recur in 2010. Excluding the impact of $35.2 million of reinstatement premiums written and earned in the first nine months of 2010 as a direct result of the net claims and claim expenses incurred from the Chilean earthquake, Xynthia and the New Zealand earthquake, our Reinsurance segment gross premiums written declined $93.1 million, or 7.6%. Our specialty reinsurance premiums increased $10.4 million, or 11.2%, to $103.7 million in the first nine months of 2010, compared to $93.3 million in the first nine months of 2009. Gross premiums written in our Insurance segment decreased $48.4 million, or 10.8%, to $398.8 million in the first nine months of 2010, compared to $447.2 million in the first nine months of 2009. As discussed in more detail below, the decrease in gross premiums written in our Insurance segment was primarily due to our commercial multi-line, commercial property and personal lines property lines of business decreasing due to softening market conditions and our decision to reduce our participation on certain programs. As discussed in more detail below, the increase in gross premiums written in our specialty unit was primarily due to the inception of several new contracts and the negative impact during the second quarter of 2009 related to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract.

Net premiums written decreased $81.7 million in the first nine months of 2010 to $1,071.6 million, from $1,153.3 million in the first nine months of 2009, due to the decrease in gross premiums written noted above, and a $42.6 million increase in ceded premium written in the first nine months of 2010, compared to the first nine months of 2009. Net premiums earned decreased $63.5 million to $914.0 million in the first nine months of 2010, compared to $977.6 million in the first nine months of 2009.

Net claims and claim expenses incurred increased by $60.8 million to $252.4 million in the first nine months of 2010 compared to $191.6 million in the first nine months of 2009, due to higher current accident year losses and partially offset by an increase in favorable development on prior years reserves. Insured losses from catastrophes were significantly higher in the first nine months of 2010, compared to the first nine months of 2009, specifically as a result of the impact of the Chilean earthquake, Xynthia and the New Zealand earthquake which occurred in the first nine months of 2010 and impacted our Reinsurance segment results, as discussed in more detail below. As a result, our current accident year net claims and claim expenses increased to $537.5 million in the first nine months of 2010, compared to $361.0 million in the first nine months of 2009. We experienced $285.1 million of favorable development on prior year reserves in the first nine months of 2010, compared to $169.4 million of favorable development in the first nine months of 2009, including $220.5 million attributable to our Reinsurance segment and $64.6 million to our Insurance segment, as discussed in more detail below.

Net Impact of the Chilean Earthquake, Xynthia and the New Zealand Earthquake

We recorded $196.5 million of net negative impact from the Chilean earthquake, Xynthia, and the New Zealand earthquake, in the first nine months of 2010. Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, redeemable noncontrolling interest and for the New Zealand earthquake, equity in net claims and claim expenses of Top Layer Re. Our estimates of losses from these events are based on initial industry insured loss estimates, market share analysis, the application of our modeling techniques, and a review of our in-force contracts. Given the preliminary nature of the information available, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies, particularly in respect of the Chilean earthquake, the magnitude and relatively recent occurrence of the events, the expected duration of the claims development period, in particular for the Chilean and New Zealand earthquakes, and other factors and uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events will vary from these estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

The following is supplemental financial data regarding the net financial statement impact on our consolidated results for the first nine months of 2010 due to the Chilean earthquake, Xynthia and the New Zealand earthquake:

	Nine months ended September 30, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	New Zealand Earthquake	Total

Net claims and claim expenses incurred	$(159,516)	$(23,941)	$(79,072)	$(262,529)

Net reinstatement premiums earned	27,000	2,679	5,524	35,203
Lost profit commissions	(6,617)	(854)	(6,633)	(14,104)

Net impact on underwriting result	(139,133)	(22,116)	(80,181)	(241,430)
Equity in losses of Top Layer Re	—	—	(12,051)	(12,051)
Redeemable noncontrolling interest - DaVinciRe	32,934	5,356	18,642	56,932

Net negative impact	$(106,199)	$(16,760)	$(73,590)	$(196,549)

Impact on combined ratio	16.9%	2.5%	9.1%	29.1%

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit, specialty unit and Lloyd’s unit underwriting results and ratios for the nine months ended September 30, 2010 and 2009:

Reinsurance segment overview

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$1,163,089	$1,221,035	$(57,946)

Net premiums written	$846,089	$852,970	$(6,881)

Net premiums earned	683,929	656,143	27,786
Net claims and claim expenses incurred	159,121	(40,132)	199,253
Acquisition expenses	70,746	57,321	13,425
Operational expenses	110,856	98,265	12,591

Underwriting income	$343,206	$540,689	$(197,483)

Net claims and claim expenses incurred - current accident year	$379,605	$143,636	$235,969
Net claims and claim expenses incurred - prior accident years	(220,484)	(183,768)	(36,716)

Net claims and claim expenses incurred - total	$159,121	$(40,132)	$199,253

Net claims and claim expense ratio - current accident year	55.5%	21.9%	33.6%
Net claims and claim expense ratio - prior accident years	(32.2%)	(28.0%)	(4.2%)

Net claims and claim expense ratio - calendar year	23.3%	(6.1%)	29.4%
Underwriting expense ratio	26.5%	23.7%	2.8%

Combined ratio	49.8%	17.6%	32.2%

(1)	Reinsurance gross premiums written includes $30.3 million and $12.4 million of premiums assumed from the Insurance segment for the nine months ended September 30, 2010 and 2009, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $57.9 million, or 4.7%, to $1,163.1 million in the first nine months of 2010, compared to $1,221.0 million in the first nine months of 2009, primarily due to a decrease in gross premiums written in our catastrophe unit, which was impacted by reduced pricing on the January and June 2010 reinsurance renewals, and by the additional premium written by Tim Re II in the second quarter of 2009 that did not recur in 2010, as noted above. In addition, excluding the impact of $35.2 million of reinstatement premiums written and earned in the first nine months of 2010 as a direct result of the net claims and claim expenses incurred from the Chilean earthquake, Xynthia and the New Zealand earthquake, our Reinsurance segment premiums declined $93.1 million, or 7.6%. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated $343.2 million of underwriting income in the first nine months of 2010, compared to $540.7 million in the first nine months of 2009, a decrease of $197.5 million. The decrease in underwriting income was primarily due to an increase in net claims and claim expenses of $199.3 million, partially offset by an increase in net premiums earned as a result of net reinstatement premiums written and earned related to the Chilean earthquake, Xynthia and the New Zealand earthquake, as discussed below. In the first nine months of 2010, our Reinsurance segment generated a net claims and claim expenses ratio of 23.3%, an underwriting expense ratio of 26.5% and a combined ratio of 49.8%, compared to negative 6.1%, 23.7% and 17.6%, respectively, in the first nine months of 2009. Current accident year losses of $379.6 million in the first nine months of 2010 were up $236.0 million from $143.6 million in the first nine months of 2009, principally due to the Chilean earthquake, Xynthia and the New Zealand earthquake, as detailed in the table below.

	Nine months ended September 30, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	New Zealand Earthquake	Total

Net claims and claim expenses incurred	$(159,516)	$(23,941)	$(79,072)	$(262,529)

Net reinstatement premiums earned	27,000	2,679	5,524	35,203
Lost profit commissions	(6,617)	(854)	(6,633)	(14,104)

Net impact on Reinsurance segment underwriting result	$(139,133)	$(22,116)	$(80,181)	$(241,430)

Impact on Reinsurance segment combined ratio	23.2%	3.4%	12.2%	39.9%

During the first nine months of 2010 and 2009, our Reinsurance segment experienced favorable development on prior year reserves of $220.5 million and $183.8 million, respectively. Included in the favorable development on prior year reserves in the first nine months of 2010 were $111.9 million and $108.4 million attributable to our specialty unit and catastrophe unit, respectively. The favorable development in our specialty unit in the first nine months of 2010 was associated with actuarial assumption changes of $31.4 million made in the first quarter of 2010, principally in our casualty clash and surety lines of business primarily as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected, and partially offset by an increase in reserves within our workers compensation per risk line of business; $19.6 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and $60.9 million due to actual reported losses coming in lower than expected in the current quarter on prior accident years events. In addition, the favorable development in our catastrophe unit for the first nine months of 2010 was primarily due to reductions in the estimated ultimate losses of mature, large, mainly international catastrophe events as a result of a review conducted during the second quarter of 2010 combined with decreases in estimated ultimate losses on certain specific catastrophe events as a result of lower than expected claims emergence, as discussed in detail below. The favorable development in the first nine months of 2009 was the result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and lower than expected claims emergence within our specialty unit, as discussed in more detail below.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $37.4 million and $55.7 million for the first nine months of 2010 and 2009, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 5.5% and 8.5% for the first nine months of 2010 and 2009, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable non-controlling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $62.7 million and $96.4 million for the first nine months of 2010 and 2009, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit for the nine months ended September 30, 2010 and 2009:

Catastrophe overview

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$633,353	$724,131	$(90,778)
DaVinci	368,587	403,595	(35,008)

Total property catastrophe gross premiums written (1)	$1,001,940	$1,127,726	$(125,786)

Net premiums written	$693,889	$765,728	$(71,839)

Net premiums earned	562,938	543,739	19,199
Net claims and claim expenses incurred	180,652	(52,300)	232,952
Acquisition expenses	53,016	37,377	15,639
Operational expenses	75,309	74,738	571

Underwriting income	$253,961	$483,924	$(229,963)

Net claims and claim expenses incurred - current accident year	$289,100	$75,047	$214,053
Net claims and claim expenses incurred - prior accident years	(108,448)	(127,347)	18,899

Net claims and claim expenses incurred - total	$180,652	$(52,300)	$232,952

Net claims and claim expense ratio - current accident year	51.4%	13.8%	37.6%
Net claims and claim expense ratio - prior accident years	(19.3%)	(23.4%)	4.1%

Net claims and claim expense ratio - calendar year	32.1%	(9.6%)	41.7%
Underwriting expense ratio	22.8%	20.6%	2.2%

Combined ratio	54.9%	11.0%	43.9%

(1)	Includes gross premiums written ceded from the Insurance segment to the Catastrophe unit of $10.1 million and $12.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2010, our catastrophe reinsurance gross premiums written decreased by $125.8 million, or 11.2%, to $1,001.9 million, compared to the first nine months of 2009. The decrease was principally due to less favorable pricing and terms for the January and June 2010 reinsurance renewals, which resulted in us writing less business, as well as experiencing lower premium rates on our renewal business and by $41.8 million of premiums written by our fully-collateralized property catastrophe joint venture, Tim Re II, in the second quarter of 2009 that did not recur in 2010, as noted above. In addition, excluding the impact of $35.2 million of reinstatement premiums written and earned in 2010 as a direct result of the net claims and claim expenses incurred from the Chilean earthquake, Xynthia and the New Zealand earthquake, our catastrophe reinsurance gross premiums written declined $161.0 million or 14.3%. Our catastrophe reinsurance results have been increasingly impacted in recent periods by a relatively small number of comparably large transactions with significant clients.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $254.0 million of underwriting income in the first nine months of 2010, compared to $483.9 million in the first nine months of 2009, a decrease of $230.0 million. The decrease in underwriting income was due primarily to a $233.0 million increase in net claims and claim expenses as a result of $255.0 million of net claims and claim expenses related to the Chilean earthquake, Xynthia and the New Zealand earthquake and partially offset by a $19.2 million increase in net premiums earned. Net premiums earned in the first nine months of 2010 included $35.2 million of reinstatement premiums earned as a result of the Chilean earthquake, Xynthia and the New Zealand earthquake.

The Chilean earthquake, Xynthia and the New Zealand earthquake added 47.3 percentage points to the catastrophe unit’s combined ratio for the first nine months of 2010 as detailed in the table below:

	Nine months ended September 30, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	New Zealand Earthquake	Total

Net claims and claim expenses incurred	$(152,016)	$(23,941)	$(79,072)	$(255,029)

Net reinstatement premiums earned	27,000	2,679	5,524	35,203
Lost profit commissions	(6,617)	(854)	(6,633)	(14,104)

Net impact on catastrophe unit underwriting result	$(131,633)	$(22,116)	$(80,181)	$(233,930)

Impact on catastrophe unit combined ratio	26.8%	4.2%	14.8%	47.3%

In the first nine months of 2010, our catastrophe unit generated a net claims and claim expense ratio of 32.1%, an underwriting expense ratio of 22.8% and a combined ratio of 54.9%, compared to negative 9.6%, 20.6% and 11.0%, respectively, in the first nine months of 2009. The increase in our underwriting expense ratio by 2.2 percentage points was driven by a $15.6 million increase in acquisition expenses, primarily as a result of lower profit commissions on ceded premiums earned as a result of the Chilean earthquake, Xynthia and the New Zealand earthquake, as shown in the table above.

During the first nine months of 2010, we experienced $108.4 million of favorable development on prior year reserves due to reductions of $33.6 million to the estimated ultimate losses of mature, large, mainly international catastrophe events as a result of a review conducted during the second quarter of 2010, combined with reductions in net ultimate losses associated with the 2005 hurricanes of $19.8 million, the 2008 hurricanes of $5.1 million, European windstorm Klaus of $5.7 million and the 2004 hurricanes of $5.6 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes. During the first nine months of 2009, we experienced $127.3 million of favorable development on prior year reserves as a result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, including hurricanes Gustav and Ike (2008), the U.K. flooding (2007), European windstorm Kyrill (2007), a California wildfire (2007), hurricane Dean (2007) and hurricane Emily (2005).

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the nine months ended September 30, 2010 and 2009:

Specialty overview

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$101,201	$90,852	$10,349
DaVinci	2,538	2,457	81

Total specialty gross premiums written	$103,739	$93,309	$10,430

Net premiums written	$100,078	$87,242	$12,836

Net premiums earned	83,411	112,404	(28,993)
Net claims and claim expenses incurred	(39,557)	12,168	(51,725)
Acquisition expenses	10,048	19,944	(9,896)
Operational expenses	18,214	23,527	(5,313)

Underwriting income	$94,706	$56,765	$37,941

Net claims and claim expenses incurred - current accident year	$72,303	$68,589	$3,714
Net claims and claim expenses incurred - prior accident years	(111,860)	(56,421)	(55,439)

Net claims and claim expenses incurred - total	$(39,557)	$12,168	$(51,725)

Net claims and claim expense ratio - current accident year	86.7%	61.0%	25.7%
Net claims and claim expense ratio - prior accident years	(134.1%)	(50.2%)	(83.9%)

Net claims and claim expense ratio - calendar year	(47.4%)	10.8%	(58.2%)
Underwriting expense ratio	33.9%	38.7%	(4.8%)

Combined ratio	(13.5%)	49.5%	(63.0%)

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2010, our specialty reinsurance gross premiums written increased by $10.4 million, or 11.2%, to $103.7 million, compared to $93.3 million in the first nine months of 2009, due principally to the inception of several new contracts providing financial and credit reinsurance, and partially offset by the non-renewal and portfolio transfer out of a quota share program in mid-2009 that did not meet our expectations and was included as negative gross premiums written in the first nine months of 2009, but not in our gross premiums written for the first nine months of 2010. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty reinsurance unit generated $94.7 million of underwriting income in the first nine months of 2010, compared to $56.8 million in the first nine months of 2009, an increase of $37.9 million, primarily due to decreases of $51.7 million and $15.2 million in net claims and claim expenses and underwriting expenses, respectively, and partially offset by a $29.0 million decrease in net premiums earned. Current accident year losses in the first nine months of 2010 of $72.3 million were up $3.7 million from $68.6 million in the first nine months of 2009, and include $15.0 million of loss reserves established in the second quarter of 2010 associated with the Deepwater Horizon oil rig event. The $111.9 million of net favorable development in the first nine months of 2010 includes $31.4 million associated with actuarial assumption changes made in the first quarter of 2010, which decreased our reserve for claims and claim expenses, principally in our casualty clash and surety lines of business and partially offset by an increase in reserves within our workers compensation per risk line of business, principally as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected; $19.6 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and $60.9 million due to actual reported losses coming in lower than expected in the first nine months of 2010 on prior accident years events. During the first nine months of 2009, we experienced $56.4 million of favorable development on prior accident years primarily as a result of lower than expected reported claims on prior year reserves, specifically related to the 2005 through 2008 underwriting years. In the first nine months of 2010, our specialty reinsurance unit generated a net claims and claim expense ratio of negative 47.4%, an underwriting expense ratio of 33.9% and a combined ratio of negative 13.5%, compared to 10.8%, 38.7% and 49.5%, respectively, in the first nine months of 2009. The net claims and claim expense and combined ratios in the first nine months of 2010 were impacted by a $29.0 million decrease in net premiums earned, principally due to the non-renewal and portfolio transfer out of a catastrophe exposed homeowners personal lines property quota share contract, as discussed above, combined with a $55.4 million increase in favorable development on prior year reserves, as discussed above, and a $15.2 million decrease in underwriting expenses primarily due to lower net premiums earned and a reduction in allocated operating expenses.

Lloyd’s

Below is a summary of the underwriting results and ratios for our Lloyd’s unit for the nine months ended September 30, 2010:

Lloyd’s overview

Nine months ended September 30,	2010
(in thousands of U.S. dollars, except ratios)
Lloyd’s gross premiums written
Specialty	$23,082
Insurance	20,130
Catastrophe	14,415

Total Lloyd’s gross premiums written (1)	$57,627

Net premiums written	$52,122

Net premiums earned	37,580
Net claims and claim expenses incurred	18,026
Acquisition expenses	7,682
Operational expenses	17,333

Underwriting loss	$(5,461)

Net claims and claim expenses incurred - current accident year	$18,202
Net claims and claim expenses incurred - prior accident years	(176)

Net claims and claim expenses incurred - total	$18,026

Net claims and claim expense ratio - current accident year	48.4%
Net claims and claim expense ratio - prior accident years	(0.4%)

Net claims and claim expense ratio - calendar year	48.0%
Underwriting expense ratio	66.5%

Combined ratio	114.5%

(1)	Includes gross premiums written ceded from the Insurance segment to the Lloyd’s unit of $20.1 million for the nine months ended September 30, 2010.

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

Lloyd’s Gross Premiums Written – In the first nine months of 2010, our Lloyd’s unit gross premiums written were $57.6 million, and include property catastrophe, specialty and insurance premiums written.

Lloyd’s Underwriting Results – Our Lloyd’s unit incurred an underwriting loss of $5.5 million and a combined ratio of 114.5% for the first nine months of 2010. Net claims and claim expenses for the first nine months of 2010 are comprised primarily of incurred but not reported loss activity in the specialty and insurance lines of business and $1.3 million of net claims and claim expenses related to the New Zealand earthquake. Operational expenses of $17.3 million principally include compensation and related operating expenses.

Insurance Segment

Below is a summary of the underwriting results and ratios for our Insurance segment for the nine months ended September 30, 2010 and 2009:

Insurance segment overview

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars, except ratios)
Crop	$264,853	$264,442	$411
Commercial multi-line	76,857	81,155	(4,298)
Commercial property	36,617	64,001	(27,384)
Personal lines property	20,505	37,631	(17,126)

Gross premiums written	$398,832	$447,229	$(48,397)

Net premiums written	$225,550	$300,334	$(74,784)

Net premiums earned	$230,108	$321,435	$(91,327)
Net claims and claim expenses incurred	93,229	231,719	(138,490)
Acquisition expenses	63,850	83,981	(20,131)
Operational expenses	53,219	33,855	19,364

Underwriting income (loss)	$19,810	$(28,120)	$47,930

Net claims and claim expenses incurred - current accident year	$157,861	$217,350	$(59,489)
Net claims and claim expenses incurred - prior years	(64,632)	14,369	(79,001)

Net claims and claim expenses incurred - total	$93,229	$231,719	$(138,490)

Net claims and claim expense ratio - current accident year	68.6%	67.6%	1.0%
Net claims and claim expense ratio - prior accident years	(28.1%)	4.5%	(32.6%)

Net claims and claim expense ratio - calendar year	40.5%	72.1%	(31.6%)
Underwriting expense ratio	50.9%	36.6%	14.3%

Combined ratio	91.4%	108.7%	(17.3%)

Insurance Segment Gross Premiums Written – Gross premiums written generated by our Insurance segment decreased $48.4 million, or 10.8%, to $398.8 million in the first nine months of 2010 compared to $447.2 million in the first nine months of 2009. The decrease was primarily due to our prior decisions to terminate several program manager relationships and a commercial property quota share contract as a result of softening market conditions, resulting in reduced commercial property and personal lines property gross premiums written.

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

Insurance Segment Underwriting Results – Our Insurance segment generated underwriting income of $19.8 million in the first nine months of 2010, compared to incurring an underwriting loss of $28.1 million in the first nine months of 2009, an increase of $47.9 million. In the first nine months of 2010, our Insurance segment generated a net claims and claim expense ratio of 40.5%, an underwriting expense ratio of 50.9% and a combined ratio of 91.4%, compared to 72.1%, 36.6% and 108.7%, respectively, in the first nine months of 2009.

The increase in underwriting income and decrease in our combined ratio was primarily due to a $138.5 million decrease in net claims and claim expenses, which was principally driven by $64.6 million of favorable development on prior year reserves in the first nine months of 2010, compared to $14.4 million of unfavorable development on prior year reserves in the first nine months of 2009, combined with a decrease of $59.5 million in current accident year losses to $157.9 million in the first nine months of 2010, compared to $217.4 million in the first nine months of 2009.

Ceded premiums written in our Insurance segment increased $26.4 million, to $173.3 million in the first nine months of 2010, compared to $146.9 million in the first nine months of 2009, primarily due to our decision to purchase additional reinsurance for our crop insurance line of business for the 2010 crop year. In addition, during the first nine months of 2010, our Insurance segment ceded $20.1 million of multi-peril crop insurance premiums to our Lloyd’s unit as part of an intercompany quota share agreement, which is eliminated upon consolidation. As a result of the $48.4 million decrease in gross premiums written in our Insurance segment, combined with the increase in ceded premiums written and earned, as discussed above, net premiums earned in our Insurance segment decreased $91.3 million in the first nine months of 2010, to $230.1 million, compared to $321.4 million in the first nine months of 2009.

The 14.3 percentage point increase in the underwriting expense ratio is primarily related to the decrease in net premiums earned, as noted above, as total underwriting expenses were relatively flat at $117.1 million in the first nine months of 2010, compared to $117.8 million in the first nine months of 2009. However, the composition of underwriting expenses changed during the first nine months of 2010, compared to the first nine months of 2009, with a $20.1 million decrease in acquisition expenses, being offset by a $19.4 million increase in operational expenses. The decrease in acquisition expenses in the first nine months of 2010, compared with the first nine months of 2009, was primarily related to the increase in ceded premiums written during the first nine months of 2010, as noted above, which resulted in additional ceding commissions offsetting gross acquisition expenses, combined with the increase in the amount of crop insurance as a relative portion of the Insurance segment’s gross premiums written, as crop insurance generally has a lower acquisition expense ratio than other lines of business within the Insurance segment. The increase in operational expenses was primarily due to increased compensation and benefits-related costs as a result of the Company’s increased headcount, including higher allocated expenses, and a $6.8 million charge for impairing software related assets and recognizing severance benefits related to the Company’s decision in the first quarter of 2010 to discontinue a new initiative which was under development in 2009 and had yet to commence operations.

Primarily during the first six months of 2010, we settled the majority of our outstanding claims associated with the 2009 crop year for our crop insurance business. Due primarily to better than expected yields on late harvested crops for the 2009 crop year, we experienced significantly better than expected results on the settlement of our crop claims and, as a result, we experienced $46.3 million of favorable loss development associated with our crop insurance business in the first nine months of 2010. This resulted in a net underwriting gain of $18.4 million in the first nine months of 2010 and decreased the Insurance segment’s combined ratio by 8.1 percentage points, after taking into consideration the fact that a portion of the underwriting gain was ceded to the FCIC, as discussed below. The $18.4 million underwriting gain includes $14.0 million and $4.4 million associated with our multi-peril crop insurance and crop hail lines of business, respectively. The multi-peril crop insurance is written through a government sponsored program. The Risk Management Agency of the U.S. Department of Agriculture (“RMA”) sponsors an insurance program that provides reinsurance for participating insurers, including our Company, for multi-peril crop insurance. The terms of the reinsurance agreement with the FCIC allow us to retain only a portion of any underwriting gain or loss experienced on multi-peril crop insurance policies issued in each state. These components are summarized below:

	Nine months ended September 30, 2010
(in thousands of United States dollars)	Insurance Segment excluding 2009 Crop Year Impact	2009 Crop Year Impact (1)	Insurance Segment
Net premiums earned	$257,952	$(27,844)	$230,108
Net claims and claim expenses	139,496	46,267	93,229
Underwriting expenses	117,069	—	117,069

Underwriting income	$1,387	$18,423	$19,810

Combined ratio	99.5%	(8.1%)	91.4%

(1)	The 2009 Crop Year Impact includes the favorable development on net claims and claim expenses recorded during the nine months ended September 30, 2010, combined with the resulting cession of a portion of the favorable development to the FCIC which is reflected as ceded premiums earned in accordance with the terms of the reinsurance agreement with the FCIC.

In comparison, during the first nine months of 2009, our Insurance segment experienced unfavorable development on prior year reserves of $14.4 million, primarily driven by our multi-peril crop insurance line of business related to the 2008 crop year due to an increase in the severity of reported losses incurred during 2008 and reported during the first nine months of 2009.

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

Net Investment Income

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars)
Fixed maturity investments	$91,223	$123,261	$(32,038)
Short term investments	7,211	8,097	(886)
Other investments
Hedge funds and private equity investments	33,215	8,096	25,119
Other	32,013	131,309	(99,296)
Cash and cash equivalents	204	632	(428)

	163,866	271,395	(107,529)
Investment expenses	(8,144)	(8,161)	17

Net investment income	$155,722	$263,234	$(107,512)

Net investment income was $155.7 million in the first nine months of 2010, compared to net investment income of $263.2 million in the first nine months of 2009. The $107.5 million decrease in net investment income was principally driven by lower yields on our fixed income portfolios and lower total returns on certain non-investment grade allocations which we include in other investments. Net investment income for the first nine months of 2010 was impacted by increased average invested assets and a decrease in interest rates. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $21.0 million in the first nine months of 2010, compared to $71.5 million of net unrealized gains in the first nine months of 2009.

Declining interest rates in 2010 have lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. Among other factors, our current asset allocations broadly reflect a reduced weighted average yield to maturity, and we expect that this will also impact our future net investment income.

Fixed Maturity Investments - Net Realized and Unrealized Gains and Net Other-Than-Temporary Impairments

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars)
Gross realized gains	$113,560	$91,370	$22,190
Gross realized losses	(11,880)	(33,561)	21,681

Net realized gains on fixed maturity investments	$101,680	$57,809	$43,871

Net unrealized gains on fixed maturity investments, trading	116,035	—	116,035

Net realized and unrealized gains on fixed maturity investments	$217,715	$57,809	$159,906

Total other-than-temporary impairments	(831)	(25,719)	24,888
Portion recognized in other comprehensive income, before taxes	2	4,518	(4,516)

Net other-than-temporary impairments	$(829)	$(21,201)	$20,372

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $116.0 million of net unrealized gains on these securities in our consolidated statement of operations for the first nine months of 2010. We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Net realized gains on fixed maturity investments were $101.7 million in the first nine months of 2010, compared to $57.8 million in the first nine months of 2009, an increase of $43.9 million, as a result of a $22.2 million increase in gross realized gains and a $21.7 million decrease in gross realized losses. Net other-than-temporary impairments recognized in earnings were $0.8 million in the first nine months of 2010 compared to $21.2 million for the first nine months of 2009. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. Of the total other-than-temporary impairment charges in the first nine months of 2010, $0.8 million was recognized in earnings and includes $0.8 million for credit losses and $nil for investments we intend to sell, and $2 thousand related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the guidance adopted in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Equity in (Losses) Earnings of Other Ventures

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars)
Tower Hill Companies	$1,181	$1,143	$38
Top Layer Re	(2,666)	9,707	(12,373)
Other	61	649	(588)

Total equity in (losses) earnings of other ventures	$(1,424)	$11,499	$(12,923)

Equity in earnings of other ventures primarily represents our pro-rata share of the net (loss) income from our investments in the Tower Hill Companies and Top Layer Re. Equity in (losses) earnings of other ventures was $(1.4) million in the first nine months of 2010, compared to $11.5 million in the first nine months of 2009. The $12.9 million decrease was primarily due to decreased earnings from our equity in losses of Top Layer Re of $2.7 million during the first nine months of 2010, as a result of Top Layer Re experiencing net claims and claim expenses related to the New Zealand earthquake.

The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other (Loss) Income

Nine months ended September 30,	2010	2009	Change
(in thousands of U.S. dollars)
Gain on sale of ChannelRe	$15,835	$—	$15,835
Mark-to-market on Platinum warrant	8,987	(461)	9,448
Weather-related and loss mitigation	(46)	(8,352)	8,306
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(249)	(23,753)	23,504
Weather and energy risk management operations	(7,057)	24,916	(31,973)
Other items	960	2,623	(1,663)

Total other income (loss)	$18,430	$(5,027)	$23,457

Our other income was $18.4 million in the first nine months of 2010, an improvement of $23.5 million, compared to an other loss of $5.0 million in the first nine months of 2009. We sold our entire ownership interest in ChannelRe, a financial guaranty reinsurance company, for $15.8 million in July 2010. We recorded other income of $15.8 million as a result of the sale. We no longer have an ownership interest in ChannelRe and have no contractual obligations to provide capital or other financial support to ChannelRe. In addition, the improvement in other income was attributable to: our assumed and ceded reinsurance contracts accounted for as derivatives and deposits which improved $23.5 million primarily due to less ceded contracts accounted for at fair value in 2010 resulting in lower expenses for these contracts than in 2009; an improvement of $9.4 million related to the mark-to-market adjustment on our investment in the Platinum warrant due to an increase in Platinum’s share price from $38.29 to $43.52 during the first nine months of 2010; and an $8.3 million improvement in our weather-related and loss mitigation activities due to revised internal expense allocations; and partially offset by our weather and energy risk management operations which decreased $32.0 million, to a loss of $7.1 million, due to a combination of unusual weather patterns and less liquidity in the markets in which we operate.

Certain contracts we enter into and our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.

During 2010, we have allocated an increased amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.

Other Items

Corporate Expenses

Corporate expenses were $16.1 million in the first nine months of 2010, compared to $8.6 million for the first nine months of 2009, with the variance primarily due to the recognition of a corporate insurance recovery in the third quarter of 2009.

Interest Expense

Interest expense increased $3.4 million to $15.5 million in the first nine months of 2010, compared to $12.1 million in the first nine months of 2009, primarily due to the interest expense on the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010.

Income Tax Benefit (Expense)

Income tax benefit (expense) improved by $7.0 million to a benefit of $3.2 million in the first nine months of 2010, compared to an expense of $3.8 million in the first nine months of 2009, due primarily to our U.S. operations incurring losses during the first nine months of 2010.

Attribution of Net Income

A portion of our net income is attributable to the third party redeemable noncontrolling interest holders in DaVinciRe. The net income attributed to the redeemable noncontrolling interest holders decreased $22.8 million to $100.0 million in the first nine months of 2010, compared to $122.8 million in the first nine months of 2009, due to the decreased profitability of DaVinciRe. The change in net income attributable to redeemable noncontrolling interest was driven by DaVinciRe generating lower underwriting income in the first nine months of 2010, compared to the first nine months of 2009, related to the Chilean earthquake, Xynthia and the New Zealand earthquake and by an increase in our ownership of DaVinciRe to 41.2% for the first nine months of 2010, compared to 38.2% in the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At September 30, 2010, the statutory capital and surplus of our Bermuda insurance and reinsurance subsidiaries was $3.3 billion, and the amount of capital and surplus required to be maintained was $565.3 million. During the first nine months of 2010, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $391.0 million, $176.4 million and $nil, respectively, compared with $645.7 million, $nil and $nil, respectively, during the first nine months of 2009.

Our principal U.S. insurance subsidiary, Stonington, is also required to maintain certain measures of solvency and liquidity. Restrictions with respect to dividends are based on state statutes. In addition, there are restrictions based on risk-based capital tests which are the threshold that constitutes the authorized control level. If Stonington’s statutory capital and surplus falls below the authorized control level, the Texas Department of Insurance (“TDI”) is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At September 30, 2010, the estimated consolidated statutory capital and surplus of Stonington was $130.4 million. Because of an accumulated deficit in earned surplus from prior operations, Stonington cannot currently pay an ordinary dividend without TDI approval.

RenaissanceRe CCL and Syndicate 1458 are subject to regulation by the Council of Lloyd’s. Syndicate 1458 is also subject to regulation by the Financial Services Authority (the “FSA”) under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At September 30, 2010, the Company maintained $74.3 million and £15.0 million as a Funds at Lloyd’s facility. In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at September 30, 2010.

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

Cash Flows and Liquidity

Cash flows provided by operating activities. Cash flows provided by operating activities in the first nine months of 2010 were $496.4 million, which principally consisted of our net income of $711.8 million and an increase in our unearned premiums of $244.0 million, and partially offset by an increase in premiums receivable of $173.7 million, an increase in prepaid reinsurance premiums of $86.4 million and an adjustment for net realized and unrealized gains on fixed maturity investments of $217.7 million. As discussed under “Summary of Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009”, we generated positive underwriting income and improved investment results, which contributed to cash flows provided by operating activities. In addition, our claims and claim expenses, net, decreased $2.3 million in the first nine months of 2010, compared to a decrease of $276.5 million in the first nine months of 2009, primarily as a result of $254.7 million of paid claims and claim expenses during the first nine months of 2010, and partially offset by $252.4 million of incurred claims and claim expenses, primarily as a result of the Chilean earthquake, Xynthia and the New Zealand earthquake. Cash flows provided by operating activities in the first nine months of 2010 were primarily used to support our investing and financing activities, as discussed below.

Cash flows provided by investing activities. During the first nine months of 2010, our cash flows used in investing activities were $63.1 million, which principally reflects the investment of a portion of our operating cash flows in our fixed maturity portfolio combined with our decision to decrease our allocation to short term investments, and increase our allocation to fixed maturity investments, as a result of the continuing low interest rate environment. In the first nine months of 2010, we purchased $8.9 billion of fixed maturity investments trading, compared to $nil in the first nine months of 2009, as a result of our decision during the fourth quarter of 2009 to designate, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale. In addition, cash flows provided by investing activities includes $15.8 million related to the sale of our entire ownership interest in ChannelRe in July 2010. As a result, we currently expect our fixed maturity investments available for sale balance to decrease and the fixed maturity trading balance to increase over time.

Cash flows used in financing activities. Our cash flows used in financing activities in the first nine months of 2010 were $367.8 million, principally comprised of the repurchase of $411.3 million of our common shares, the payment of $42.4 million and $31.7 million in dividends to our common and preferred shareholders, respectively, and the net repurchase of $131.4 million of DaVinciRe shares, partially offset by $249.0 million of net proceeds from the issuance of debt, as discussed in the “Capital Resources” section below.

We have generated cash flows from operations during the nine months ended September 30, 2010 and 2009, significantly in excess of our operating commitments. However, because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the Chilean and New Zealand earthquakes in the first nine months of 2010, and hurricanes Gustav and Ike during the third quarter of 2008, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at September 30, 2010 and December 31, 2009:

At September 30, 2010	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Catastrophe	$201,704	$238,572	$250,899	$691,175
Specialty	93,732	81,587	358,368	533,687
Lloyd’s	190	8,651	8,196	17,037

Total Reinsurance	295,626	328,810	617,463	1,241,899
Insurance	151,458	6,044	306,938	464,440

Total	$447,084	$334,854	$924,401	$1,706,339

At December 31, 2009
(in thousands of U.S. dollars)
Catastrophe	$165,153	$148,252	$258,451	$571,856
Specialty	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Insurance	189,389	3,658	332,999	526,046

Total	$474,216	$253,522	$974,268	$1,702,006

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the nine months ended September 30, 2010 and 2009, changes to prior year estimated claims reserves increased our net income by $285.1 million and $169.4 million, respectively, excluding the consideration of changes in reinstatement premiums, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax expense.

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

We recorded $586.3 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in the third quarter of 2008. In the first quarter of 2010, we recorded $224.5 million of gross claims and claim expenses as a result of losses arising from the Chilean earthquake and Xynthia, and in the third quarter of 2010, we recorded $100.3 million of gross claims and claim expenses as a result of losses arising from the New Zealand earthquake. Our estimates of losses from these events, are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for these 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period and, particularly in respect of the Chilean earthquake, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Capital Resources

Our total capital resources at September 30, 2010 and December 31, 2009 were as follows:

(in thousands of U.S. dollars)	September 30, 2010	December 31, 2009	Change
Common shareholders’ equity	$3,323,810	$3,190,786	$133,024
Preference shares	650,000	650,000	—

Total shareholders’ equity	3,973,810	3,840,786	133,024
5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,132	—	249,132
RenaissanceRe revolving credit facility - borrowed	—	—	—
RenaissanceRe revolving credit facility - unborrowed	150,000	345,000	(195,000)
DaVinciRe revolving credit facility - borrowed	200,000	200,000	—
DaVinciRe revolving credit facility - unborrowed	—	—	—
Renaissance Trading credit facility - borrowed	—	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000	—

Total capital resources	$4,682,942	$4,495,786	$187,156

In the first nine months of 2010, our capital resources increased by $187.2 million, principally due to our comprehensive income attributable to RenaissanceRe of $594.1 million and the issuance of $250.0 million of 5.75% Senior Notes for $249.1 million during the second quarter of 2010. Partially offsetting the above increases to our capital resources was the renewal of the RenaissanceRe revolving credit facility with a commitment amount of $150.0 million, compared to the commitment amount of $345.0 million which had previously been in effect, $42.4 million of dividends on common shares, and $411.3 million of common share repurchases during the first nine months of 2010, none of which occurred in the third quarter of 2010 as discussed in more detail in “Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds”.

Capital resources at September 30, 2010 have not changed materially compared to December 31, 2009, except as noted below.

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

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit the ability of RenaissanceRe and its subsidiaries to merge, consolidate, enter into negative pledge agreements, sell, transfer or lease all or any substantial part of their respective assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $2.1 billion and $960.0 million, respectively. The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement.

Bilateral Letter of Credit Facility (“Bilateral Facility”)

Effective September 17, 2010, each of Renaissance Reinsurance, DaVinci and Glencoe (collectively, the “Bilateral Facility Participants”), entered into a secured letter of credit facility with Citibank Europe plc (“CEP”).

The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million. The Bilateral Facility terminates on December 31, 2012 and is evidenced by a Facility Letter and three separate Master Agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements.

Under the Bilateral Facility, each of the Bilateral Facility Participants is severally obligated to pledge to CEP at all times during the term of the Bilateral Facility certain securities with a collateral value (as determined as therein provided) that equals or exceeds 100% of the aggregate amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies with respect to such Bilateral Facility Participants, including terminating its commitment to such Bilateral Facility Participants under the Bilateral Facility and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participants (including the sale thereof). In the Facility Letter, each of Renaissance Reinsurance, DaVinci and Glencoe makes, as to itself, representations and warranties that are customary for facilities of this type and severally agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.

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

Principal Letter of Credit Facility

Effective April 22, 2010, RenaissanceRe and its affiliates, Renaissance Reinsurance, Renaissance Reinsurance of Europe, Glencoe Insurance Ltd. and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Third Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Banks”), Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the Banks, and certain other agents (the “Reimbursement Agreement”). The Reimbursement Agreement amended and restated in its entirety the Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007.

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

Funds at Lloyd’s Letter of Credit Facility

On April 26, 2010, Renaissance Reinsurance and CEP entered into an Amended and Restated Pledge Agreement (the “Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, and provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Reimbursement Agreement certain securities with a collateral value equal to 100% of the aggregate amount of the then-outstanding letters of credit issued under the Reimbursement Agreement.

Letters of Credit

At September 30, 2010, we had $611.6 million of letters of credit with effective dates on or before September 30, 2010 outstanding under the Reimbursement Agreement (defined above) and total letters of credit outstanding under all facilities of $753.4 million.

Guarantees

At September 30, 2010, RenaissanceRe has provided guarantees in the amount of $220.2 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Redeemable Noncontrolling Interest – DaVinciRe

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2010, in accordance with the Shareholders Agreement, which provides shareholders, excluding RenaissanceRe, with certain redemption rights such as allowing each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of their initial aggregate number of shares held, subject to certain limitations, as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009. The repurchase notices submitted on or before March 1, 2010, were for shares of DaVinciRe with a GAAP book value of $86.5 million at September 30, 2010.

Investments

The table below shows the aggregate amounts of our invested assets at September 30, 2010 and December 31, 2009:

(in thousands of U.S. dollars)	September 30, 2010	December 31, 2009	Change
Fixed maturity investments available for sale, at fair value	$330,056	$3,559,197	$(3,229,141)
Fixed maturity investments trading, at fair value	4,490,081	736,595	3,753,486

Total fixed maturity investments, at fair value	4,820,137	4,295,792	524,345
Short term investments, at fair value	884,787	1,002,306	(117,519)
Other investments, at fair value	792,377	858,026	(65,649)

Total managed investments portfolio	6,497,301	6,156,124	341,177
Investments in other ventures, under equity method	79,976	97,287	(17,311)

Total investments	$6,577,277	$6,253,411	$323,866

Our total investments at September 30, 2010 increased by $323.9 million from December 31, 2009, primarily as a result of our fixed maturity investments portfolio which increased by $524.3 million due to the investment of a portion of our operating cash flows generated during the first nine months of 2010, a reallocation of a portion of our short term investments to fixed maturity investments, and investment of a portion of the net proceeds from the issuance of the 5.75% Senior Notes, as discussed above. Our common share repurchases and payment of our common share dividends during the first nine months of 2010 of $411.3 million and $42.4 million, respectively, partially offset the increase in our total investments, as discussed above. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. At September 30, 2010, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2009 – AA), an average duration of 3.0 years (December 31, 2009 – 2.6 years) and a weighted average yield to maturity of 1.7% (December 31, 2009 – 2.3%).

Other Investments

The table below shows our portfolio of other investments at September 30, 2010 and December 31, 2009:

(in thousands of U.S. dollars)	September 30, 2010	December 31, 2009	Change
Private equity partnerships	$310,296	$286,108	$24,188
Senior secured bank loan funds	168,309	245,701	(77,392)
Catastrophe bonds	159,752	160,051	(299)
Non-U.S. fixed income funds	78,848	75,891	2,957
Hedge funds	44,043	54,163	(10,120)
Miscellaneous other investments	31,129	36,112	(4,983)

Total other investments	$792,377	$858,026	$(65,649)

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

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $65.2 million of net investment income for the first nine months of 2010, compared to $139.4 million for the first nine months of 2009. Of this amount, $21.0 million relates to net unrealized gains compared with $71.5 million for the first nine months of 2010 and 2009, respectively.

We have committed capital to private equity partnerships and other entities of $672.7 million, of which $467.5 million has been contributed at September 30, 2010. Our remaining commitments to these funds at September 30, 2010 totaled $214.6 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2009 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of September 30, 2010, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as noted below.

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

CURRENT OUTLOOK

General Economic Conditions

While concerns that the U.S. economy or other key markets could enter a “double dip” recession generally persist, conditions have eased somewhat in the third quarter of 2010. In particular, certain key markets have shown signs of fiscal and macroeconomic stabilization. Nonetheless, we believe meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including additional dislocations in the financial markets. Moreover, if economic growth continues, such growth may be only at a comparably suppressed rate for a relatively extended period of time. While many governments, including the U.S. federal government, took substantial steps in 2009 to stabilize economic conditions, these stabilizing efforts have been coming to an end or are currently scheduled to cease in coming periods. Their cessation, or the roll-back of stabilizing initiatives currently in place, could give rise to increased uncertainty, to a slowing of growth or even deterioration of economic conditions. If the current economic conditions persist at their current levels or decline, demand for the products sold by us or our customers or our overall ability to write business at risk-adequate rates could weaken. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of economic weakness could adversely impact our financial results or position. In addition, during a period of extended economic weakness like the current one, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

Our specialty reinsurance portfolio is also exposed to emerging risks arising from the ongoing economic weakness, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business.

Following a relatively strong rebound in the financial markets during the first nine months of 2010, we currently continue to expect that 2010 will be characterized on a full-year basis by meaningful returns of capital, both by us and by participants in our industry more generally. However, our operations are subject to the ever present potential for significant volatility in capital due primarily to our exposure to potentially significant catastrophic events.

Declining interest rates during 2010 have lowered the interest rate at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the foreseeable future. In 2009 and the first nine months of 2010, our investment results benefited substantially from factors including spreads tightening and improving valuations at levels which we would not anticipate repeating in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is comparably impacted by the prevailing environment of low yields. We expect the current volatile financial markets and challenging economic conditions to persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.

Market Conditions and Competition

In 2009, U.S. coastal regions exposed to severe hurricane risk benefited from an unusually inactive year meteorologically in the Atlantic basin, which is often attributed to the El Nino effect. As a result, insured industry losses for 2009 were relatively benign, particularly in the Eastern and Southeastern U.S. This is in contrast to 2004, 2005 and 2008, for example, in which hurricanes Katrina, Rita, Wilma and Ike, among others, resulted in substantial insured property losses. While 2010 has proven to be an active year meteorologically, with only four other years since 1851 having the level of named Atlantic windstorm formation seen to date, thus far material tropical windstorms have not caused any significant insured losses in the U.S. Atlantic and Gulf Coast regions. Accordingly, this period has continued the trend toward increasingly ample supplies of capital, impacted by recovery in the financial markets and in asset valuations, and a more positive perception of liquidity; decreasing demand, impacted by the same factors; and to a degree by exposure reduction. In addition, the competitive conditions in the markets we serve are believed to have been meaningfully impacted in 2009 by the U.S. federal government’s financing and backstopping of certain large market participants, which are deemed by many market observers and participants to have contributed to inadequate pricing conditions in respect of certain lines and coverages. We believe that the occurrence of the Chilean earthquake and windstorm Xynthia in the first half of this year, as well as the more recent New Zealand earthquake in the third quarter of 2010, did not fundamentally alter overall capital levels or market conditions (other than, potentially, in the specific regions impacted).

The benign insured catastrophe loss activity in 2009 combined with improvement in the capital markets is likely to have a positive impact on the financial situation and capacity of our customers and our competitors, and is likely to result in increasingly competitive market conditions for our products, particularly those in regions or lines of insurance and reinsurance lacking significant catastrophe exposure, throughout the remainder of 2010 and into 2011. Among other things, increased capital levels and appetite for risk among primary insurance companies may continue to lead to increased retentions, impacting the reinsurance marketplace. Despite these possibilities, we believe that our strong relationships, and track record of superior claims paying ability and other client service, will enable us to compete for the business we find attractive. However, it is possible that industry pricing in our core product lines will decrease more rapidly than we anticipate, or that we will encounter more significant competitive barriers than we have in the past.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic U.S. Atlantic and Gulf Coast region storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. We do not believe that the comparably low level of weather-related losses incurred in 2009 and thus far in 2010, despite the active Atlantic basin to date, is indicative of the likely level of such losses in future periods. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue over time in the future. At the same time, certain markets we target are currently being impacted by fundamental weakness experienced by primary insurers, due to the ongoing economic dislocation and, in many cases, inadequate primary insurance rate levels. These conditions, which occurred in a period characterized by unusually low insured catastrophic losses, have contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods.

With respect to our Insurance segment, as noted above, market conditions in certain of the sectors in which we focus were adversely impacted by the expansive government financing of certain market participants, which may have contributed to inadequate pricing levels for a number of lines and coverages. Market conditions are fluid and evolving and we cannot assure you that pricing conditions in these markets will improve or that we will succeed in improving the quality of our portfolio if they do. We currently expect market conditions in the lines of primary insurance we target, including crop insurance, to remain very competitive throughout 2010, particularly for new business.

In addition, we continue to explore potential strategic transactions or investments, and other opportunities, from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek to improve the portfolio optimization of our business as a whole, the opportunity to enhance our strategy, an attractive estimated return on equity in respect of investments, the ability to develop or capitalize on a competitive advantage, and opportunities that will not detract from our core operations.

Legislative and Regulatory Update

In April 2010, the U.S. House Financial Services Committee approved H.R. 2555, titled “the Homeowners Defense Act,” by a vote of 39-26. Concurrently, the Financial Services Committee passed legislation which would expand the National Flood Insurance Program (the “NFIP”) to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event) (this legislation, together with H.R. 2555, is referred to below as “the House Bills”). H.R. 2555 would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. While as of October 26, 2010 neither of the House Bills had been brought to a full floor vote, and it is currently unclear if or when the full House will consider the House Bills, House leadership and the sponsors of the House Bills have publicly continued to express support for this legislation and it remains possible it will be brought to a vote in the full House.

Throughout 2009 and into early 2010, Congress passed a series of short term extensions of the NFIP. In September 2010, Congress extended the program for a one year period; this extension is scheduled to expire September 30, 2011. According to public statements, both Congress and the Federal Emergency Management Agency plan to continue to explore the possibility of new legislation which might reshape the federal flood insurance program, perhaps substantially. Expansions or weakening of the NFIP program, or a failure to act on the expiring current program in a timely fashion, particularly if unanticipated by industry participants, could have dislocating impacts on the industry and our customers and potentially have an adverse impact on us.

While the Senate has not yet enacted any of the legislation reflected in the House Bills (and has previously passed a competing version of the NFIP renewal bill which would not add wind to the program), supporters of the House Bills have expressed plans to reintroduce versions of this legislation in the future. If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance or to their inception or alteration in a manner adverse to us. While none of this legislation has been enacted to date, and although we believe such legislation will continue to be vigorously opposed, if enacted these bills would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.

In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund’s (“FHCF”) provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the next five years, reducing the coverage amount to approximately $17.0 billion. The 2009 Bill will also increase the cost of the optional coverage, starting with an increase by a factor of two in the 2009-2010 season, and raising costs by a factor of one in each succeeding year until the phase-out is complete. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens Property Insurance Corporation (“Citizens”), to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. For 2010, the approved rate increase is approximately 5%. The rate increases and cut back on coverage by FHCF and Citizens will allow for an increased role of the private insurers in Florida, a market in which we have established substantial market share. This legislation may, however, take several years to have a significant effect on the private market; moreover, its impact may not be sufficient to restore stability to the Florida market in light of certain trends that are adversely impacting the stability of local market participants, such as practices and findings relating to sinkhole claims, and the statutes of limitations on alleged windstorm claims from prior accident years.

We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2008 and 2007 as compared to 2006. The 2007 Florida Bill and other regulatory actions over this period may have contributed to instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009 and to date in 2010, each unusually low catastrophe years. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes in, or impacting Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.

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

•

risks relating to the successful consummation of potential strategic transactions, including the risks that we are unable to complete such transactions, and the risk that consummated transactions, if any, fail to materially enhance our financial results or position or to further our strategy;

•

the inherent uncertainties in our reserving process, including those related to the 2005, 2008 and first and third quarter 2010 catastrophes, which uncertainties we believe are increasing as we diversify into new product classes;

•	risks relating to our strategy of relying on third party program managers, third party administrators, and other vendors to support our Insurance operations;

•

risks relating to adverse legislative developments including the risk of passage of the House Bills; the risk of new legislation in Florida continuing to expand the reinsurance coverages offered by the FHCF and the insurance policies written by state-sponsored Citizens, or failing to reduce such coverages or implementing new programs which reduce the size of the private market; and the risk that new, state-based or federal legislation will be enacted and adversely impact us;

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

•

the risk that the changes to the SRA promulgated by the RMA adversely effect the financial terms under which our Insurance segment participates in the federal multi-peril crop insurance program to a degree that is material to our operations, our agents, or the market as a whole;

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

•

risks associated with the continuing weakness and potential weakening in business and economic conditions, specifically in the principal markets in which we do business, which may adversely affect the demand for our products and ultimately our business and operating results;

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

•	risks that the Dodd-Frank Act may adversely impact our business;

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

•

changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the current period of economic weakness, both globally and in the U.S.;

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

•

risks associated with our increased allocation of capital to our weather and energy risk management operations and the possibility that the results of these operations do not meaningfully impact our financial results over time;

•

risks that certain of our new or potentially expanding business lines could have a significant negative impact on our financial results or cause significant volatility in our results for any particular period;

•

changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including the risks that U.S. federal or state governments will take actions to diminish the size of the private markets in respect of the coverages we offer, the risk of potential challenges to the Company’s claim of exemption from insurance regulation under certain current laws and the risk of increased global regulation of the insurance and reinsurance industry;

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 11, 2010, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million, which remains fully available for share repurchases. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended September 30, 2010, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$375.1
July 1 - 31, 2010	—	$—	—	$—	—	$—	—
August 1 - 31, 2010	5,311	$57.53	5,311	$57.53	—	$—	—
August 11, 2010 - increased authorized share repurchase program to $500.0 million							124.9

Dollar amount available to be repurchased							500.0
September 1 - 30, 2010	623	$57.97	623	$57.97	—	$—	—

Total	5,934	$57.58	5,934	$57.58	—	$—	$500.0

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (1)

10.2	Facility Letter, dated as of September 17, 2010, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (2)

10.3	Insurance Letters of Credit – Master Agreement, dated as of September 17, 2010, by and between Citibank Europe plc and Renaissance Reinsurance Ltd. (2) (3)

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on August 13, 2010.
(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.
(3)	Other than with respect to parties, the respective Master Agreements between Citibank Europe plc and each of DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. are identical to the form filed as Exhibit 10.3.

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

Date: October 28, 2010