Form 10-K
period 2010-12-31
RENAISSANCERE HOLDINGS LTD
filed 2011-02-25
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes ☐    No ☒

The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2010 was $2,825.2 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.

The number of Common Shares outstanding at February 16, 2011 was 52,827,367.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2011 Annual General Meeting of Shareholders.

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

In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intends”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.

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

•

risks relating to the successful consummation of potential strategic transactions, including the pending sale of substantially all of our U.S.-based insurance operations to QBE Holdings, Inc. (“QBE”) pursuant to the definitive stock purchase agreement we executed with QBE on November 18, 2010 (the “Stock Purchase Agreement”), including the risk that we are unable to complete such transactions, and the risk that consummation of the transaction may fail to materially enhance our financial results or position or to further our strategy;

•

risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as the trend toward potentially significant global warming and other aspects of climate change which have the potential to adversely affect our business, which could cause us to underestimate our exposures and potentially adversely impact our financial results;

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

•

the inherent uncertainties in our reserving process, including those related to the 2005, 2008 and 2010 catastrophes, which uncertainties could increase as the product classes we offer evolve over time;

•

risks relating to adverse legislative developments including the risk of passage of the House Bills (as defined herein), the risk of new legislation in Florida continuing to expand the reinsurance coverages offered by the Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance policies written by state-sponsored Citizens Property Insurance Corporation (“Citizens”), or failing to reduce such coverages or implementing new programs which reduce the size of the private market, and the risk that new, state-based or federal legislation will be enacted and adversely impact us;

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

•

the passage of federal or state legislation subjecting Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”) or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate, or increasing the taxation of business ceded to us;

•	a contention by the Internal Revenue Service (“IRS”) that Renaissance Reinsurance, or any of our other Bermuda subsidiaries, is subject to U.S. taxation;

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

•

the risk that our customers may fail to make premium payments due to us (a risk that we believe has increased in certain of our key markets), as well as the risk of failures of our reinsurers, brokers or other counterparties to honor their obligations to us, including their obligations to make third party payments for which we might be liable;

•

risks associated with highly subjective judgments, such as valuing our more illiquid assets, and determining the impairments taken on our investments, which could impact our financial position or operating results;

•

risks associated with our investment portfolio, including the risk that investment managers may breach our investment guidelines, or the inability of such guidelines to mitigate risks arising out of the ongoing period of relative economic weakness;

•

risks associated with inflation, which could cause loss costs to increase, and impact the performance of our investment portfolio, thereby adversely impacting our financial position or operating results;

•	the risk we might be bound to policyholder obligations beyond our underwriting intent;

•

risks associated with counterparty credit risk, including with respect to reinsurance brokers, customers, agents, retrocessionaires, capital providers, parties associated with our investment portfolio and/or our energy trading business, and premiums and other receivables owed to us, which risks we believe continue to be heightened as a result of the ongoing period of relative economic weakness;

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

•	acts of terrorism, war or political unrest;

•	risks that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) may adversely impact our business, or significantly increase our operating costs;

•	operational risks, including system or human failures;

•	risks in connection with our management of third party capital;

•

changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the ongoing period of relative economic weakness, both globally and in the U.S.;

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

•

risks associated with our increased allocation of capital to our weather and energy risk management operations, including the risks that these operations may give rise to unforeseen or unanticipated losses, as well as the possibility that the results of these operations do not meaningfully impact our financial results over time;

•

risks that certain of our new or potentially expanding business lines could have a significant negative impact on our financial results or cause significant volatility in our results for any particular period;

•

risks arising out of possible changes in the distribution or placement of risks due to increased consolidation of customers or insurance and reinsurance brokers, or from potential changes in their business practices which may be required by future regulatory changes; and

•

risks relating to changes in regulatory regimes and/or accounting rules, which could result in significant changes to our financial results, including but not limited to, the European Union directive concerning capital adequacy, risk management and regulatory reporting for insurers (“Solvency II”).

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

PART I

ITEM 1.    BUSINESS

Unless the context otherwise requires, references in this Form 10-K to “RenaissanceRe” or the “Company” mean RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include, but are not limited to, Renaissance Reinsurance, Glencoe Insurance Ltd. (“Glencoe”) , Renaissance Trading Ltd. (“Renaissance Trading”), RenRe Energy Advisors Ltd. (“REAL”) and the Company’s Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”).

We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). The financial results of DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (“DaVinciRe”), are consolidated in our financial statements. For your convenience, we have included a glossary beginning on page 49 of selected insurance and reinsurance terms. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

GENERAL

RenaissanceRe was established in Bermuda in 1993 to write principally property catastrophe reinsurance and today is a leading global provider of reinsurance and insurance coverages and related services. Our aspiration is to be the world’s best underwriter of high-severity, low frequency risks. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers, for assessing and managing risk, delivering responsive solutions, and keeping our promises. We accomplish this by leveraging our core capabilities of risk assessment and information management, and by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets. Overall, our strategy focuses on superior risk selection, customer relationships and capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s financial performance, and believe we have delivered superior performance in respect of this measure over time.

Our core products include property catastrophe reinsurance, which we primarily write through our principal operating subsidiary Renaissance Reinsurance, our Lloyd’s syndicate, Syndicate 1458, and joint ventures, principally DaVinci and Top Layer Re; specialty reinsurance risks written through Renaissance Reinsurance, Syndicate 1458 and DaVinci; and other insurance products primarily written through Syndicate 1458. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong relationships.

Discontinued Operations

During the fourth quarter of 2010, we made the strategic decision to divest substantially all of our U.S.-based insurance operations in order to focus on the business encompassed within our Reinsurance and Lloyd’s segments and our other businesses. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information related to discontinued operations. All prior years presented have been reclassified to conform to this new presentation.

On November 18, 2010, we entered into a Stock Purchase Agreement with QBE to sell substantially all of our U.S.-based insurance operations, including our U.S. property and casualty business underwritten through managing general agents, our crop insurance business underwritten through Agro National Inc. (“Agro National”), our commercial property insurance operations and our claims operations. We have classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented as discontinued operations in our consolidated statements of operations. See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information.

Consideration for the transaction is book value at December 31, 2010, for the aforementioned businesses, currently estimated to be $283.4 million, payable in cash at closing and subject to adjustment for certain tax and other items. The transaction is expected to close in early 2011 and is subject to regulatory approvals and customary closing conditions.

Segments

As a result of the strategic decision to divest substantially all of our U.S.-based insurance operations noted above, we revised our reportable segments. As described in more detail below under “Business Segments”, our reportable segments include: (1) Reinsurance, which includes catastrophe reinsurance, specialty reinsurance and certain property catastrophe and specialty joint ventures, (2) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458, and (3) Insurance, which includes the Bermuda-based insurance operations of our former Insurance segment which are not being sold pursuant to the Stock Purchase Agreement with QBE. In addition, our Other category primarily includes our strategic investments, weather and energy risk management operations, investments unit, corporate expenses, capital servicing costs and noncontrolling interests. Previously, our Lloyd’s unit was included in our Reinsurance segment and the underwriting results associated with our discontinued operations were included in our Insurance segment. All prior periods presented have been reclassified to conform to this new presentation.

For the year ended December 31, 2010, our Reinsurance, Lloyd’s and Insurance segments accounted for 95.5%, 4.2% and 0.3%, respectively, of our total consolidated gross premiums written. We currently expect contributions from our Lloyd’s segment to increase over time, on both an absolute and relative basis, although we cannot assure you we will succeed in meeting this goal. Financial data relating to our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CORPORATE STRATEGY

Our mission is to produce superior returns for our shareholders by being a trusted, long-term partner to our customers, for assessing and managing risk, delivering responsive solutions, and keeping our promises. Our aspiration is to be the world’s best underwriter of high-severity, low frequency risks. Our vision is to be a leader in select financial services through our people and culture, expertise in risk, and passion for exceeding customers’ expectations.

Since our inception, we have cultivated and endeavor to preserve certain competitive advantages that position us to fulfill our strategic objectives. We believe these competitive advantages include:

•

Superior Risk Selection.    We seek to build a portfolio of risks that produces an attractive return on utilized capital. We develop a perspective on the risk in each business opportunity using both our underwriters’ expertise and sophisticated risk selection techniques including computer models and databases, such as Renaissance Exposure Management System (“REMS©”). We pursue a disciplined approach to underwriting and select only risks that we believe will produce a portfolio with an attractive return, subject to prudent risk constraints. We manage our portfolio of risks dynamically, both within sub-portfolios and across the Company.

•

Superior Customer Relationships.    We believe our modeling and technical expertise, and the risk management advice that we provide our customers, has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We seek to offer stable, predictable, and consistent risk-based pricing and a prompt turnaround on our claims.

•

Superior Capital Management.    We seek to write as much attractively priced business as is available to us and then manage our capital accordingly. We generally seek to raise capital when we forecast an increased demand in the market, at times by accessing capital through joint ventures or other structures, and seek to return capital to our shareholders or joint venture investors when the demand for our coverages appears to decline and when we believe a return of capital would be beneficial to our shareholders or joint venture investors. In using joint ventures, we intend to leverage our access to business and our underwriting capabilities on an efficient capital base, develop fee income, generate profit commissions and diversify our portfolio. We routinely evaluate and review potential joint venture opportunities and strategic investments.

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

BUSINESS SEGMENTS

Reinsurance Segment

Our Reinsurance segment is comprised of two main units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci, and 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci. Our Reinsurance segment is managed by the Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools. We believe the expertise of our underwriting and modeling team and our proprietary analytic tools, together with superior customer service, provide us with a significant competitive advantage.

Our portfolio of business has continued to be increasingly characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 10% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers. We market our reinsurance products worldwide exclusively through brokers, whose market has become extremely consolidated in recent years. In 2010, three brokerage firms accounted for 88.2% of our Reinsurance segment gross premiums written. We believe that recent market dynamics, and trends in our industry in respect of potential future consolidation, have increased our exposure to the risks of broker, client and counterparty concentration.

The following table shows our total Reinsurance segment gross premiums written split between catastrophe and specialty reinsurance, respectively:

Year ended December 31,	2010	2009	2008
(in thousands)

Renaissance catastrophe premiums	$630,080	$706,947	$633,611
Renaissance specialty premiums	126,848	111,889	153,701

Total Renaissance premiums	756,928	818,836	787,312

DaVinci catastrophe premiums	364,153	389,502	361,010
DaVinci specialty premiums	2,538	2,457	6,069

Total DaVinci premiums	366,691	391,959	367,079

Total catastrophe unit premiums (1)	994,233	1,096,449	994,621
Total specialty unit premiums	129,386	114,346	159,770

Total Reinsurance segment premiums	$1,123,619	$1,210,795	$1,154,391

(1)	Total catastrophe premiums written includes $9.5 million, $12.7 million and $5.7 million of gross premiums written assumed from our Insurance segment for the years ended December 31, 2010, 2009 and 2008, respectively.

Property Catastrophe Reinsurance

We believe we are one of the largest providers of property catastrophe reinsurance in the world, based on our total catastrophe gross premiums written. Our principal property catastrophe reinsurance products include catastrophe excess of loss reinsurance and excess of loss retrocessional reinsurance as described below.

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

Insurance-Linked Securities.    We also invest in insurance-linked securities. Insurance-linked securities are generally privately placed fixed income securities as to which all or a portion of the repayment of the principal is linked to catastrophic events; for example, the occurrence of one or more hurricanes or earthquakes producing industry losses exceeding certain specified thresholds. We underwrite, model, evaluate and monitor these securities using similar tools and techniques used to evaluate our more traditional property catastrophe reinsurance business assumed. In addition, we may enter into derivative transactions, such as total return swaps, that are based on or referenced to underlying insurance-linked securities. Based on an evaluation of the specific features of each insurance-linked security, we account for these securities as reinsurance or at fair value, as applicable, in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, in future periods we may utilize the growing market for insurance-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverage attractive.

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

As a result of our position in the market and reputation for superior customer relationships, we believe we have superior access to reinsurance business we view as desirable compared to the market as a whole. As described above, we use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force underwriting portfolio, comparing our estimate of the modeled expected returns of the contract against the amount of capital that we allocate to the contract, based on our estimate of its marginal impact on our overall risk portfolio. At times, our approach to portfolio management has resulted and may result in the future in our having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region, such as Florida, or to a particular peril, such as U.S. hurricane risk, where we believe supply and demand characteristics promote our providing significant capacity, or where the risks or class of risks otherwise adds efficiency to our portfolio. Conversely, from time to time we may have a disproportionately low market share in certain regions or perils where we believe our capital would be less effectively deployed.

Specialty Reinsurance

We write a number of lines of reinsurance other than property catastrophe, such as catastrophe exposed workers’ compensation, surety, terrorism, political risk, trade credit, medical malpractice, financial, mortgage guarantee, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. As with our catastrophe business, our team of experienced professionals seek to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools. We are seeking to expand our specialty reinsurance operations over time, although we cannot assure you that we will do so, particularly in light of current and forecasted market conditions.

We generally target lines of business where we believe we can adequately quantify the risks assumed and where potential losses could be characterized as low frequency and high severity, similar to our catastrophe reinsurance coverages. We also seek to identify market dislocations and write new lines of business whose risk and return characteristics are estimated to exceed our hurdle rates. Furthermore, we also seek to manage the correlations of this business with our overall portfolio, including our aggregate exposure to single and aggregated catastrophe events. We believe that our underwriting and analytical capabilities have positioned us well to manage this business.

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

We generally seek to write significant lines on our specialty reinsurance treaties. As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available significant limits. We believe these capabilities, the strength of our specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our specialty reinsurance business. While we believe that these and other initiatives will support growth in our specialty reinsurance unit, we intend to continue to apply our disciplined underwriting approach which, together with currently prevailing market conditions, is likely to temper such growth in current and near term-term periods.

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

Property Catastrophe Managed Joint Ventures.    We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market, enhance our client relationships and generate fee income and profit commissions. These joint ventures allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our joint ventures include Top Layer Re and DaVinci. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of the Company, acts as the exclusive underwriting manager for each of these joint ventures.

DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio and certain lines of specialty reinsurance such as terrorism and catastrophe exposed workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business that is underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinciRe and, accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our ownership in DaVinciRe was 41.2% and 38.2% at December 31, 2010 and 2009, respectively. In January 2011, DaVinciRe redeemed shares from certain DaVinciRe shareholders, and as a result, our ownership interest in DaVinciRe increased to 44.0%. We expect our ownership in DaVinciRe to fluctuate over time.

Top Layer Re writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm Mutual Automobile Insurance Company (“State Farm”) and 50% by Renaissance Reinsurance. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re. We account for our equity ownership in Top Layer Re under the equity method of accounting and our proportionate share of its results is reflected in equity in (losses) earnings of other ventures in our consolidated statements of operations.

Ventures works on a range of other customized reinsurance transactions. For example, we have participated in and continuously analyze other attractive opportunities in the market for insurance-linked securities and derivatives. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management objectives.

Strategic Investments.    Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we instead partner with other market participants. These investments are directed at classes of risk other than catastrophe, and at times may also be directed at non-insurance risks. We find these investments attractive both for their expected returns, and also because they provide us diversification benefits and information and exposure to other aspects of the market. Examples of these investments include our investments in Tower Hill Insurance Group, LLC (“THIG”), Tower Hill Claims Services, LLC (“THCS”) and Tower Hill Claims Management, LLC (“THCM”) (collectively, the “Tower Hill Companies”), which operate primarily in the State of Florida, Essent Group Ltd. (“Essent”) and Angus Fund L.P. (the “Angus Fund”). THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. THCS and THCM provide claim adjustment services through exclusive agreements with THIG. During the third quarter of 2008, we invested $50.0 million in the Tower Hill Companies, representing a 25.0% ownership interest, to expand our core platforms by obtaining ownership in an additional distribution channel for the Florida homeowners market and to enhance our relationships with other stakeholders. Essent provides mortgage insurance and reinsurance coverage for mortgages located in the U.S.

Weather and Energy Risk Management Operations.    We provide energy related risk management solutions and financial products primarily through Renaissance Trading and REAL and sell certain financial products primarily to address weather risks, and engage in certain weather, energy and commodity derivatives trading activities. Certain of these trading activities require the physical delivery of energy-related commodities, including natural gas. We expect that our participation will increase in the trading markets for securities and derivatives linked to energy, commodities, weather, other natural phenomena, and/or products or indices linked in part to such phenomena. While our activities focus on financial products that allow various energy, utility and other customers to manage their exposures to energy related commodities, we expect our own results in this area to potentially be volatile over time. As this unit grows, we intend to seek to continue to invest in operating and control environment systems and procedures, hire staff and develop and install management information and other systems. Accordingly, costs related to these operational investments increased in 2010 and may increase in the future.

Business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of our investments, such as Top Layer Re and our weather and energy related activities and other ventures are included in the “Other” category of our segment results.

Lloyd’s Segment

Our Lloyd’s segment includes reinsurance and insurance business written through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. The results of Syndicate 1458 were not significant to our overall consolidated results of operations and financial position during 2009; however, we anticipate that Syndicate 1458’s absolute and relative contributions to our consolidated results of operations may have a meaningful impact over time.

Syndicate 1458 generally targets lines of business where we believe we can adequately quantify the risks assumed and where potential losses could be characterized as low frequency and high severity, similar to our catastrophe and specialty reinsurance coverages. We also seek to identify market dislocations and to write new lines of business whose risk and return characteristics are estimated to exceed our hurdle rates. Furthermore, we seek to manage the correlations of this business with our overall portfolio, including our aggregate exposure to single and aggregated catastrophe events. We believe that our underwriting and analytical capabilities have positioned us well to manage this business.

We offer a range of insurance and reinsurance products including, but not limited to, direct and facultative property, property catastrophe, agriculture, medical malpractice, professional indemnity, political risk and trade credit. As with our catastrophe and specialty reinsurance business, we frequently provide coverage for relatively large limits or exposures, and thus we are subject to potential significant claims volatility.

Insurance Segment

The Insurance segment includes the insurance policies previously written in connection with our Bermuda-based insurance operations which are not being sold pursuant to the Stock Purchase Agreement with QBE and have effectively been put into runoff. Our Insurance segment is managed by our Global Chief Underwriting Officer. The Bermuda-based insurance business is written by Glencoe, a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Although we are not actively underwriting new business in the Insurance segment, we may from time to time evaluate potential opportunities for the Insurance segment.

Other

Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, such as our investments in the Tower Hill Companies, Essent Group Ltd. and the Angus Fund, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our weather and energy risk management operations primarily through Renaissance Trading and REAL; (3) our investment unit which manages and invests the funds generated by our consolidated operations; and (4) corporate expenses, capital servicing costs and noncontrolling interests.

COMPETITION

The markets in which we operate are highly competitive, and we believe that competition is in general increasing and becoming more robust. Our competitors include independent reinsurance and insurance companies, subsidiaries and/or affiliates of globally recognized insurance companies, reinsurance divisions of certain insurance companies and domestic and international underwriting operations. As our business evolves over time we expect our competitors to change as well.

Hedge funds, investment banks, exchanges and other capital market participants continue to show interest in entering the reinsurance market, in light of the continuing recovery in the financial markets. In addition, we continue to anticipate further, and perhaps accelerating, growth in financial products such as exchange traded catastrophe options, insurance-linked securities, unrated privately held reinsurance companies providing collateralized reinsurance, catastrophe-linked derivative agreements and other financial products, intended to compete with traditional reinsurance. We believe that competition from non-traditional sources such as these will increase in the future. Many of these competitors have greater financial, marketing and management resources than we do. In addition, the tax policies of the countries where our customers operate, as well as government sponsored or backed catastrophe funds, affect demand for reinsurance, sometimes significantly. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks for which we seek to provide coverage.

RATINGS

Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We continue to receive high claims-paying and financial strength ratings from A.M. Best Co. (“A.M. Best”), Standard & Poor’s Rating Agency (“S&P”), Moody’s Investors Service (“Moody’s) and Fitch Ratings Ltd. (“Fitch”). These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Credit Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, as well as the enterprise risk management (“ERM”) rating of RenaissanceRe and details of recent ratings actions.

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

We have developed a proprietary, computer-based pricing and exposure management system, REMS©. Since inception, we have continued to invest in and improve REMS©, incorporating our underwriting and modeling experience, adding proprietary software and a significant amount of new industry data. REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental reinsurance contract in relation to our overall portfolio of reinsurance contracts. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss and the cost of utilized capital which the program presents. We utilize a multiple model and multiple risk approach combining both probabilistic and deterministic techniques. The underlying risk models integrated into our underwriting and REMS© framework are a combination of internally constructed and commercially available models. We use commercially available natural hazard catastrophe models to assist with validating and stress testing our base model and REMS© results. We continually strive to improve our analytical techniques for both natural hazard and non-natural hazard models in REMS© and while our experience is most developed for analyzing natural hazard catastrophe risks, we continue to make significant advances in our capabilities for assessing non-natural hazards catastrophe risks.

We believe that REMS© is a robust underwriting and risk management system that has been successfully integrated into our business processes and culture. Before we bind a reinsurance risk, exposure data, historical loss information and other risk data is gathered from customers. Using a combination of proprietary software, underwriting experience, actuarial techniques and engineering expertise where appropriate, the exposure data is reviewed and augmented. We use this data as primary inputs into the REMS© modeling system as a base to create risk distributions to represent the risk being evaluated. We believe that the REMS© modeling system helps us to analyze each policy on a consistent basis, assisting our determination of what we believe to be an appropriate price to charge for each policy based upon the risk that is assumed. REMS© combines computer-generated statistical simulations that estimate event probabilities with exposure and coverage information on each client’s reinsurance contract to produce expected claims for reinsurance programs submitted to us. Operationally, on a deal-by-deal basis, our models employ simulation techniques that have the ability to generate 40,000 years of loss activity. When deemed necessary, we stress test the 40,000 year simulations with simulations of up to 1,000,000 years. At a consolidated level, we routinely utilize simulations of 500,000 years to incorporate investment risk, expense risk and operational risk at a portfolio and risk assuming entity level. For natural hazards, we have modeled certain simulated events in excess of $400 billion in insured industry losses. From this simulation, we generate a probability distribution of potential outcomes for each policy in our portfolio and for our total portfolio. In part, through the process described above and the utilization of REMS©, we seek to compare our estimate of the expected returns in respect of a contract with the amount of capital that we notionally allocate to the contract based on our estimate of its marginal impact on our portfolio of risks. We have also customized REMS© by including additional perils, risks and geographic areas that may not be captured in commercially available models.

We periodically review the estimates and assumptions that are reflected in REMS© and our other tools. For example, in the second half of 2009 we assessed recent U.S. Geological Survey research updates and independently evaluated and revised our assumptions relating to U.S. earthquake risks. In 2005, we revised our assumptions on Atlantic basin hurricane frequency and severity. The publicly available commercial catastrophe models historically base their frequency and severity distributions on the last 100 years of hurricane activity, assuming that this time frame is an appropriate framework on which to base estimates of the hurricane risk to which the insurance industry is exposed. We currently do not believe, based on our review of the scientific literature, private research, and discussions with climatologists, meteorologists and other weather scientists, including those at Weather Predict, that the past 100 years of data is reflective of current climatological risks. In particular, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, climate, or both, or other factors.

Our underwriters use this combination of our risk assessment and underwriting process, REMS© and other tools in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability to:

•	simulate a range of potential outcomes that adequately represents the risk to an individual contract;

•	analyze the incremental impact of an individual reinsurance contract on our overall portfolio;

•	better assess the underlying exposures associated with assumed retrocessional business;

•	price contracts within a short time frame;

•	capture various classes of risk, including catastrophe and other insurance risks;

•	assess risk across multiple entities (including our various joint ventures) and across different components of our capital structure; and

•	provide consistent pricing information.

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

•	the cedant’s pricing strategies; and

•	the perceived financial strength of the cedant and factors such as the cedant’s historical record of making premium payments in full and on a timely basis.

In order to estimate the risk profile of each line of non-natural hazard reinsurance (i.e. lines of business within our specialty unit), we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation and terrorism, we seek to directly leverage our skill in modeling for our property catastrophe reinsurance risks, and seek to appropriately estimate and manage the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, in which we believe we have little or no natural catastrophe exposure, and therefore less correlation with our property catastrophe reinsurance coverages, we derive probability distributions from a variety of underlying information sources, including recent historical experience, and the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use for our property catastrophe reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our estimates of the related underlying risks which our products cover, which we believe helps us to make consistent underwriting decisions and to manage our total risk portfolio.

Enterprise Risk Management

We believe that high-quality and effective risk management is best achieved through it being a shared cultural value throughout the organization. We have sought to develop and utilize a series of tools and processes that support a culture of risk management and to create a robust framework of ERM within our organization. We consider ERM to be a key process which is the responsibility of every individual within the Company. ERM is managed by our senior executive team under the oversight of our Board of Directors, and implemented by personnel from across our organization. We believe that ERM helps us to identify potential events that may affect us, to quantify, evaluate and manage the risks to which we are exposed, and to provide reasonable assurance regarding the achievement of our objectives. We believe that effective ERM can provide us with a significant competitive advantage. We also believe that effective ERM assists our efforts to minimize the likelihood of suffering financial outcomes in excess of the ranges which we have estimated in respect of specific investments, underwriting decisions, or other operating or business activities, although we do not believe this risk can be eliminated. We believe that our risk management tools support our strategy of pursuing opportunities and help us to identify opportunities that we believe to be the most attractive. In particular, we utilize our risk management tools to support our efforts to monitor our capital position, on a consolidated basis and for each of our major operating subsidiaries, and to allocate an appropriate amount of capital to support the risks that we have assumed in the aggregate and for each of our major operating subsidiaries. We believe that our risk management efforts are essential to our corporate strategy and our goal of achieving long-term growth in tangible book value per share plus the change in accumulated dividends for our shareholders.

Our ERM framework comprises three primary areas of focus, as set forth below:

(1)	Assumed Risk. We define assumed risk as activities where we deliberately take risk against the Company’s capital base, including underwriting risks and other quantifiable risks such as credit risk and interest rate risk as they relate to investments, ceded reinsurance credit risk and strategic investment risk, each of which can be analyzed in substantial part through quantitative tools and techniques. Of these, we believe underwriting risk to be the most material to us. In order to understand, monitor, quantify and proactively assess underwriting risk, we seek to develop and deploy appropriate tools to, among other things, estimate the comparable expected returns on potential business opportunities, and estimate the impact that such incremental business could have on our overall risk profile. We use the tools and methods described above in “Underwriting” to seek to achieve these objectives.

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

Identification and monitoring of business environment risk and operational risk is coordinated by senior personnel including our Chief Financial Officer (“CFO”), General Counsel and Chief Compliance Officer (“CCO”), Corporate Controller and Chief Accounting Officer (“CAO”), Chief Administrative Officer, Chief Risk Officer (“CRO”) and Internal Audit, utilizing resources throughout the Company.

Although financial reporting is a key area of our focus, other operational risks are addressed through our disaster recovery program, human resource practices such as motivating and retaining top talent, our strict tax protocols and our legal and regulatory policies and procedures.

Controls and Compliance Committee.    We believe that a key component of our current operational risk management platform is our Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our CFO, CCO, CAO, Chief Administrative Officer, CRO, staff compliance professionals and representatives from our business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, for ensuring compliance with applicable laws and regulations, the Company’s Code of Ethics and Conduct (the “Code of Ethics”), and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially contain complex and/or significant underwriting, tax, legal, accounting, regulatory, reporting, reputational or compliance issues.

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

GEOGRAPHIC BREAKDOWN

Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. The Company’s largest exposure has historically been to the U.S. and Caribbean property catastrophe market, which represented 68.1% of the Company’s gross premiums written for the year ended December 31, 2010. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

The following table sets forth the percentage of our gross premiums written allocated to the territory of coverage exposure:

	2010		2009		2008

Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written

(in thousands, except percentages)

Catastrophe
U.S. and Caribbean	$710,770	61.0%	$815,840	66.4%	$745,016	60.0%
Worldwide (excluding U.S.) (1)	113,270	9.7%	78,222	6.4%	75,489	6.1%
Worldwide	65,500	5.6%	92,586	7.5%	67,371	5.4%
Europe	59,480	5.1%	60,363	4.9%	72,153	5.8%
Australia and New Zealand	6,269	0.5%	5,293	0.4%	5,455	0.4%
Other	29,464	2.5%	31,495	2.6%	23,465	1.9%

Total catastrophe	984,753	84.4%	1,083,799	88.2%	988,949	79.6%
Specialty
Worldwide	59,636	5.2%	68,704	5.6%	64,664	5.2%
U.S. and Caribbean	57,461	4.9%	39,712	3.2%	95,106	7.7%
Australia and New Zealand	8,934	0.8%	51	—	—	—
Europe	2,786	0.2%	5,037	0.4%	—	—
Other	569	—	842	0.1%	—	—

Total specialty	129,386	11.1%	114,346	9.3%	159,770	12.9%

Total Reinsurance (2)	1,114,139	95.5%	1,198,145	97.5%	1,148,719	92.5%
Lloyd’s
U.S. and Caribbean	25,425	2.2%	—	—	—	—
Worldwide	16,207	1.4%	—	—	—	—
Europe	3,174	0.3%	—	—	—	—
Worldwide (excluding U.S.) (1)	1,049	0.1%	—	—	—	—
Australia and New Zealand	91	—	—	—	—	—
Other	2,625	0.2%	—	—	—	—

Total Lloyd’s (3)	48,571	4.2%	—	—	—	—
Insurance (4)	2,585	0.3%	30,736	2.5%	93,568	7.5%

Total gross premiums written	$1,165,295	100.0%	$1,228,881	100.0%	$1,242,287	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)	Excludes $9.5 million, $12.7 million and $5.7 million of gross premiums written assumed from our Insurance segment in 2010, 2009 and 2008, respectively.

(3)	Excludes $17.4 million and $0.2 million of gross premiums written assumed from our Insurance segment and Reinsurance segment, respectively, in 2010.

(4)	The category Insurance consists of contracts that are primarily exposed to U.S. risks.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2010 and 2009:

At December 31, 2010	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290

Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd’s	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142

Total	$316,793	$351,589	$589,461	$1,257,843

At December 31, 2009
(in thousands)

Catastrophe	$165,153	$148,252	$258,451	$571,856
Specialty	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Insurance	76,489	3,658	88,326	168,473

Total	$361,316	$253,522	$729,595	$1,344,433

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the year ended December 31, 2010, changes to prior year estimated claims reserves increased our net income by $302.1 million (2009 – $266.2 million, 2008 – $196.9 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax benefit (expense).

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

We recorded $540.5 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in 2008. In 2010, we recorded $159.7 million, $166.8 million and $23.0 million of gross claims and claim expenses as a result of losses arising from the Chilean earthquake, the New Zealand earthquake and the Australian flooding, respectively. Our estimates of losses from these events are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for these 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean and New Zealand earthquakes (the “2010 earthquakes”)); and in the case of the Australian flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, and those of 2008, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates. While we have generally experienced favorable net development on prior year reserves in the last several years, there is no assurance that this will occur in future periods.

Our reserving techniques, assumptions and processes differ between our property catastrophe reinsurance, specialty reinsurance and insurance businesses within our Reinsurance and Lloyd’s segment. Refer to our “Claims and Claim Expense Reserves Critical Accounting Estimates” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

The following table represents the development of our GAAP balance sheet reserves for December 31, 2000 through December 31, 2010. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of reinsurance recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy on gross reserves.

With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Year ended December 31,	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
(in millions)

Gross reserve for claims and claim expenses	$298.2	$502.7	$747.9	$924.4	$1,295.0	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8

Reserve for claims and claim expenses, net of reinsurance recoverable	$217.3	$346.2	$595.0	$810.6	$1,099.2	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1
1 Year Later	203.9	373.6	494.8	661.5	878.6	1,610.7	1,368.3	1,412.6	1,299.0	958.2	—
2 Years Later	157.9	332.7	449.5	379.5	844.0	1,449.1	1,225.9	1,199.0	1,045.1	—	—
3 Years Later	121.1	292.0	270.8	362.8	749.1	1,333.7	1,092.2	997.8	—	—	—
4 Years Later	87.4	195.4	258.7	332.9	717.2	1,231.6	911.1	—	—	—	—
5 Years Later	31.5	190.8	246.3	312.2	683.7	1,077.8	—	—	—	—	—
6 Years Later	29.9	180.9	220.2	301.5	628.9	—	—	—	—	—	—
7 Years Later	23.5	164.2	210.8	266.2	—	—	—	—	—	—	—
8 Years Later	24.4	162.1	186.0	—	—	—	—	—	—	—	—
9 Years Later	21.7	144.6	—	—	—	—	—	—	—	—	—
10 Years Later	14.6	—	—	—	—	—	—	—	—	—	—

Cumulative redundancy on net reserves	$202.7	$201.6	$409.1	$544.4	$470.3	$664.4	$680.2	$611.8	$520.2	$302.1	$—

Cumulative Net Paid Losses
1 Year Later	$4.6	$91.6	$81.1	$58.0	$302.8	$354.8	$247.6	$337.1	$191.5	$182.8	$—
2 Years Later	(1.5)	155.9	85.3	100.6	370.8	548.4	435.8	469.5	369.1	—	—
3 Years Later	1.6	111.4	113.0	107.5	395.7	712.6	529.5	553.0	—	—	—
4 Years Later	(13.7)	123.2	91.8	96.4	446.8	782.9	569.4	—	—	—	—
5 Years Later	(11.0)	102.1	85.9	129.8	472.7	812.0	—	—	—	—	—
6 Years Later	(7.8)	105.8	102.8	136.1	482.7	—	—	—	—	—	—
7 Years Later	(2.4)	116.9	109.6	137.3	—	—	—	—	—	—	—
8 Years Later	3.2	116.4	103.0	—	—	—	—	—	—	—	—
9 Years Later	4.6	110.3	—	—	—	—	—	—	—	—	—
10 Years Later	0.5	—	—	—	—	—	—	—	—	—	—

Gross reserve for claims and claim expenses	$298.2	$502.7	$747.9	$924.4	$1,295.0	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8
Reinsurance recoverable on unpaid losses	80.9	156.5	152.9	113.8	195.8	639.2	219.7	107.7	193.5	84.1	101.7

Net reserve for claims and claim expenses	$217.3	$346.2	$595.0	$810.6	$1,099.2	$1,742.2	$1,591.3	$1,609.5	$1,565.3	$1,260.3	$1,156.1

Gross liability re-estimated	$110.7	$255.7	$317.9	$378.0	$822.6	$1,686.2	$1,113.5	$1,064.8	$1,196.1	$1,022.0	$—
Reinsurance recoverable on unpaid losses re-estimated	96.1	111.1	131.9	111.8	193.7	608.4	202.4	67.0	151.0	63.8	—

Net liability re-estimated	$14.6	$144.6	$186.0	$266.2	$628.9	$1,077.8	$911.1	$997.8	$1,045.1	$958.2	$—

Cumulative redundancy on gross reserves	$187.5	$247.0	$430.0	$546.4	$472.4	$695.2	$697.5	$652.5	$562.7	$322.4	$—

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claim expenses for the years indicated:

Year ended December 31,	2010	2009	2008
(in thousands)

Net reserves as of January 1	$1,260,334	$1,565,230	$1,609,498

Net incurred related to:
Current year	431,476	195,518	678,383
Prior years	(302,131)	(266,216)	(196,885)

Total net incurred	129,345	(70,698)	481,498

Net paid related to:
Current year	50,793	42,712	188,637
Prior years	182,754	191,486	337,129

Total net paid	233,547	234,198	525,766

Total net reserves as of December 31	1,156,132	1,260,334	1,565,230
Reinsurance recoverable as of December 31	101,711	84,099	193,546

Total gross reserves as of December 31	$1,257,843	$1,344,433	$1,758,776

For the year ended December 31, 2010, the prior year favorable development of $302.1 million (2009 – $266.2 million, 2008 – $196.9 million) included favorable development of $286.0 million, $0.2 million and $15.9 million attributable to our Reinsurance, Lloyd’s and Insurance segments, respectively (2009 – $249.5 million and $16.7 million attributable to our Reinsurance and Insurance segments, respectively, 2008 – $188.1 million and $8.8 million attributable to our Reinsurance and Insurance segments, respectively). Within our Reinsurance segment, our catastrophe unit and specialty unit experienced $157.5 million and $128.6 million, respectively, of favorable development on prior years’ claims and claim expense reserves (2009 – $184.4 million and $65.1 million, respectively, 2008 – $131.6 million and $56.5 million, respectively).

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion regarding the Company’s reserving methodologies, including key assumptions and sensitivity analysis. In addition, refer to “Note 10. Reserve for Claims and Claim Expenses in our Notes to Consolidated Financial Statements” for discussion regarding the Company’s accounting treatment and favorable development on prior years net claims and claim expenses.

INVESTMENTS

Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. The large majority of our investments consist of highly rated fixed income securities. We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. In addition, we have an allocation to other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other investments. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes, including making investments in equity securities. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The table below shows the aggregate amounts of our invested assets:

At December 31,	2010		2009
(in thousands, except percentages)

U.S. treasuries	$761,461	12.4%	$861,888	14.3%
Agencies	216,963	3.6%	148,785	2.5%
Non-U.S. government (Sovereign debt)	184,387	3.0%	196,994	3.3%
FDIC guaranteed corporate	388,468	6.4%	847,585	14.1%
Non-U.S. government-backed corporate	357,504	5.9%	248,746	4.1%
Corporate	1,512,411	24.7%	1,082,305	18.0%
Agency mortgage-backed	401,807	6.6%	370,846	6.2%
Non-agency mortgage-backed	34,149	0.6%	36,383	0.6%
Commercial mortgage-backed	219,440	3.6%	230,854	3.8%
Asset-backed	40,107	0.7%	92,509	1.5%

Total fixed maturity investments, at fair value (1)	4,116,697	67.5%	4,116,895	68.4%
Short term investments, at fair value	1,110,364	18.2%	943,051	15.7%
Other investments, at fair value	787,548	12.9%	858,026	14.3%

Total managed investment portfolio	6,014,609	98.6%	5,917,972	98.4%
Investments in other ventures, under equity method	85,603	1.4%	97,287	1.6%

Total investments	$6,100,212	100.0%	$6,015,259	100.0%

(1)	Included in fixed maturity investments, at fair value at December 31, 2010 and 2009, are $3,871.8 million and $696.9 million, respectively, of fixed maturity investments designated as trading under ASC Topic 320 Investments – Debt and Equity Securities.

For additional information regarding the investment portfolio, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Results of Operations for 2010, 2009 and 2008, Liquidity and Capital Resources, Investments”.

MARKETING

We believe that our modeling and technical expertise, the risk management advice that we provide to our customers, and our reputation for paying claims promptly has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our products worldwide primarily through reinsurance brokers and we focus our marketing efforts on targeted brokers and partners. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and customers. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.

We believe that primary insurers’ and brokers’ willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to promptly pay valid claims, the quality of a reinsurer’s service, the reinsurer’s willingness and ability to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe we have established a reputation with our brokers and customers for prompt response on underwriting submissions, fast claims payments and a reputation for providing creative solutions to our customers’ needs. Since we selectively write large lines on a limited number of property catastrophe and specialty reinsurance contracts, we can establish terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness. We believe that our willingness and ability to design customized programs and to provide advice on risk management has helped us to develop long-term relationships with brokers and customers.

Our brokers assess client needs and perform data collection, contract preparation and other administrative tasks, enabling us to market our products cost effectively by maintaining a smaller staff. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. In recent years, our distribution has become increasingly reliant on a small and relatively decreasing number of such relationships reflecting consolidation in the broker sector. We expect this concentration to continue and perhaps increase. The following table shows the percentage of our Reinsurance segment gross premiums written generated through our largest brokers for the years ended December 31, 2010, 2009 and 2008:

Year ended December 31,	2010	2009	2008

Percentage of gross premiums written
AON Benfield (1)	53.5%	58.7%	61.5%
Marsh Inc.	23.1%	20.9%	18.2%
Willis Group	11.6%	10.5%	8.9%

Total of largest brokers	88.2%	90.1%	88.6%
All others	11.8%	9.9%	11.4%

Total percentage of gross premiums written	100.0%	100.0%	100.0%

(1)	On November 11, 2008, AON Corporation completed its acquisition of Benfield Group Limited. Benfield Group Limited and AON Corporation accounted for 48.3% and 13.2% respectively, of gross premiums written in 2008.

During 2010, our Reinsurance segment issued authorization for coverage on programs submitted by 41 brokers worldwide (2009 – 43 brokers). We received approximately 3,174 program submissions during 2010 (2009 – approximately 3,109). Of these submissions, we issued authorizations for coverage for approximately 933 programs, or approximately 29% of the program submissions received (2009 – approximately 891 programs, or approximately 29%).

Our Lloyd’s segment received approximately 2,080 program submissions during 2010 (2009 – approximately 456), from 38 different brokers worldwide (2009 – 28 brokers). Of these submissions, we issued authorizations for coverage for approximately 372 programs, or approximately 18% of the program submissions received (2009 – approximately 55 programs, or approximately 12%).

New Business

For information related to New Business, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview”.

EMPLOYEES

At February 16, 2011, we employed approximately 517 people worldwide (February 10, 2010 – 506, February 11, 2009 – 400). We believe our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries. The Company has historically looked for opportunities to strengthen its operations during periods of softening markets in anticipation of improving market conditions, however, we may from time to time reevaluate our operational needs based on various factors, including the changing nature of such market conditions.

At February 16, 2011, approximately 204 employees were employed in the U.S.-based insurance operations expected to be sold in early 2011, and as a result we expect our overall headcount to decrease accordingly. However, we expect to continue to experience employee growth in the U.K. and other highly regulated markets, which will increase our compliance complexity and expenses, although we do not expect these increases to be material to the Company as a whole.

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

REGULATION

U.S. Regulation

Dodd-Frank Act.    On July 21, 2010, President Obama signed into law the Dodd-Frank Act which effects sweeping reforms of the financial services industries. The Dodd-Frank Act does not implement the federal regulation of insurance, but it does establish federal measures that will impact the U.S. insurance business and preempt certain state insurance measures. It may then lay the foundation for ultimately establishing some form of federal regulation of insurance in the future.

The Dodd-Frank Act establishes the Financial Services Oversight Council (the “FSOC”) to identify risks to the financial stability of the U.S., promote market discipline and respond to emerging threats to the financial stability of the U.S. The FSOC will determine whether the material financial distress or failure of a non-bank financial company, including insurance companies, would threaten the financial stability of the U.S. The FSOC’s determination that a non-bank financial company is systemically significant will result in supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the imposition of standards and supervision including stress tests, liquidity requirements, a resolution plan and enhanced public disclosures. The FSOC has released a proposed rule regarding its authority to require the supervision and regulation of systemically significant non-bank financial companies. A final rule and designations of systemically significant financial companies are expected later this year. The FSOC’s recommendation of measures to address systemic risk in the insurance industry could affect our U.S.-based insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant and subject to supervision by the Federal Reserve.

The Dodd-Frank Act also creates the first office in the Federal government focused on insurance – the Federal Insurance Office (the “FIO”). Although the FIO has preemption authority over state insurance laws that conflict with certain international agreements, the Dodd-Frank Act does not grant the FIO general supervisory or regulatory authority over the business of insurance. Certain functions of the FIO relate to systemic risk. Specifically, the FIO is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk to the insurance industry and the U.S. financial system. In addition, the FIO shall recommend insurers for supervision by the FSOC.

With respect to certain aspects of international insurance regulations, the FIO will represent the U.S. at the International Association of Insurance Supervisors. The Dodd-Frank Act authorizes the Treasury Secretary and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance (“Covered Agreements”). Significantly, the FIO is authorized to preempt state measures that (i) are inconsistent with a Covered Agreement and (ii) disfavor non-U.S. insurers subject to a Covered Agreement.

In furtherance of its duties to monitor the U.S. insurance business, represent the U.S. on an international stage and consult with the states on insurance regulation, the FIO is authorized to collect information from insurers and from state insurance regulators. The FIO will report to Congress annually on the insurance industry and any preemption actions regarding Covered Agreements. The FIO will also report to Congress no later than September 30, 2012 describing the breadth of the global reinsurance market and its critical role in supporting the U.S. insurance system. In addition, by January 2012, the FIO shall report to Congress on how to modernize and improve the system of insurance regulation in the U.S. including considerations of international coordination of insurance regulation. The potential impact of the Dodd-Frank Act on our U.S. cedants and on the U.S. treatment of global reinsurance matters is not clear at this time. We are monitoring developments at the FSOC and the FIO in connection with the possible impact on our U.S. insurance and reinsurance business.

The Dodd-Frank Act also provides for the specific preemption of certain state insurance laws in the areas of reinsurance and surplus insurance regulation described herein.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact our results of operations, financial condition or liquidity. Although we do not expect these costs to be material to us as a whole, we cannot be certain that this expectation will prove accurate or that the Dodd-Frank Act will not impact our business more adversely than we currently estimate.

Reinsurance Regulation.    Our Bermuda-domiciled insurance operations and joint ventures principally consist of Renaissance Reinsurance, DaVinci, Top Layer Re and Glencoe. Renaissance Reinsurance, DaVinci and Top Layer Re are Bermuda-based companies that operate as reinsurers. Although none of these companies is admitted to transact the business of insurance in any jurisdiction except Bermuda, the insurance laws of each state of the U.S. regulate the sale of reinsurance to ceding insurers authorized in the state by non-admitted alien reinsurers, such as Renaissance Reinsurance or DaVinci, acting from locations outside the state. Rates, contract terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. A primary insurer ordinarily will enter into a reinsurance agreement, however, only if it can obtain credit for the reinsurance ceded on its statutory financial statements.

In general, regulators permit ceding insurers to take credit for reinsurance under the following circumstances if the contract contains certain minimum provisions: if the reinsurer is licensed or accredited, if the reinsurer is domiciled in a state with substantially similar regulatory requirements as the primary insurer’s domiciliary jurisdiction and meets certain financial requirements, or if the reinsurance obligations are collateralized appropriately. Recently New York and Florida have changed their credit for reinsurance laws. For example, effective January 1, 2011, New York requires domestic ceding insurers to exercise prudent reinsurance credit risk management. For a New York domestic ceding insurer to exercise financial prudence when entering into any reinsurance arrangement, it must take into account the recoverability of future reinsurance proceeds and the security of a reinsurer. Domestic ceding insurers are also required to monitor reinsurance programs. New York law also establishes a basis for an unauthorized non-U.S. reinsurer to reduce its reinsurance collateral obligations based on a secure rating assigned by the New York Insurance Department. A similar provision was enacted in Florida.

The Dodd-Frank Act also addresses states’ extraterritorial regulation of credit for reinsurance and the solvency regulation of U.S. reinsurers. The Dodd-Frank Act prohibits a state in which a U.S. ceding insurer is licensed, but not domiciled, from denying credit for reinsurance if the ceding insurer’s domestic state recognizes credit for reinsurance for the insurer’s ceded risk and is a state accredited by the National Association of Insurance Commissioners (the “NAIC”) (or has substantially similar financial solvency requirements). With limited exceptions, the provisions of the Dodd-Frank Act affecting reinsurance become effective July 21, 2011.

As alien companies, our Bermuda subsidiaries collateralize their reinsurance obligations to U.S. insurance companies. States are expected to change their credit for reinsurance laws to comply with Dodd-Frank Act requirements. Although these changes may benefit our Bermuda based reinsurers by prohibiting states’ extraterritorial application of credit for reinsurance laws and streamlining the credit for reinsurance process, states may also impose heightened standards on U.S. ceding insurers’ reinsurance selections which could have an adverse impact on our business. At this time, we are unable to determine the effect of changes in the U.S. reinsurance regulatory framework on our operations or financial condition.

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

Excess and Surplus Lines Regulation.    Glencoe, domiciled in Bermuda, is not licensed in the U.S. but is eligible to offer coverage in the U.S. exclusively in the surplus lines market. Glencoe is eligible to write surplus lines primary insurance in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is subject to the surplus lines regulation and reporting requirements of the jurisdictions in which it is eligible to write surplus lines primary insurance. In accordance with certain provisions of the NAIC Nonadmitted Insurance Model Act, which provisions have been adopted by a number of states, Glencoe has established, and is required to maintain, a trust funded to a minimum amount as a condition of its status as an eligible, non-admitted insurer in the U.S. Under the Dodd-Frank Act, effective July 21, 2011, the states are required to amend their laws to provide that any insurer listed on the NAIC/IID Quarterly listing is eligible in the state as a surplus lines insurer. Glencoe is listed on the NAIC/IID Quarterly listing. Although surplus lines business is generally less regulated than the admitted market, strict regulations apply to surplus lines placements under the laws of every state, and the regulation of surplus lines insurance may undergo changes in the future.

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

Legislative and Regulatory Proposals.    Government intervention in the insurance and reinsurance markets in the U.S. continues to evolve. Although U.S. state regulation is currently the primary form of regulation of insurance and reinsurance, in addition to changes brought about by the Dodd-Frank Act, Congress has considered over the past years various proposals relating to the creation of an optional federal charter, repeal of the insurance company antitrust exemption from the McCarran Ferguson Act, and tax law changes, including changes to increase the taxation of reinsurance premiums paid to off-shore affiliates with respect to U.S. risks. We are unable to predict what reforms will be proposed or adopted or the effect, if any, that such reforms would have on our operations and financial condition.

In 2007, Florida enacted legislation which enabled the FHCF to offer increased amounts of coverage in addition to the mandatory coverage amount, at below-market rates. Further, the legislation expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In May 2009, the Florida legislature took steps to strengthen the financial condition of FHCF and Citizens, which a government-appointed task force determined to have been impaired by issues including the crisis in the credit markets, widespread rate inadequacy, and issues arising out of the application of discounts for housing retrofits and mitigation features. A bill was passed in 2009 permitting Citizens to raise its rates by up to 10% starting in 2010 and every year thereafter until its current shortfall is corrected and Citizens has sufficient funds to pay its claims and expenses. For 2010, the approved rate increase for Citizens was approximately 5%. This legislation also increased the rates charged by the FHCF for certain portions of its expanded coverage, and provided for incremental staged reductions in the amount of the expanded coverage layers.

It is possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the earlier Florida precedent, or may otherwise enact legislation which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or Federal level. For example, in the past, federal bills have been proposed in Congress (and, in prior congressional sessions, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. In 2009 the Catastrophe Obligation Guarantee Act was introduced in the Senate and House (S. 886) (the “COGA”) to federally guarantee bond issuances by certain government entities, potentially including the FHCF, the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. Similar legislation was introduced in the House of

Representatives. If enacted, this legislation (or legislation similar to these proposals, in import) would, we believe, likely contribute to growth of these state entities or to their inception or alteration in a manner adverse to us. While none of this legislation has been enacted to date, and although we believe such legislation would be vigorously opposed if introduced in 2011, if enacted these bills would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

The potential for further expansion into additional insurance markets could expose us or our subsidiaries to increasing regulatory oversight, including the oversight of countries other than Bermuda and the U.S. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer Re, Glencoe, or any of our other Bermudian subsidiaries will become subject to direct U.S. regulation. In addition, as discussed above, REAL and Renaissance Trading are involved in certain commodities trading activities relating to weather, natural gas, heating oil, power, crude oil, agricultural commodities and cross-commodity structures. While REAL’s and Renaissance Trading’s operations currently are not subject to significant federal oversight, we are monitoring carefully new or revised legislation or regulation in the U.S. or otherwise, which could increase the regulatory burden and operating expenses of these operations. For example, certain provisions of the Dodd-Frank Act will establish greater oversight over derivatives trading and could impose restrictions on the Company’s trading activities.

Bermuda Regulation

All Bermuda companies must comply with the provisions of the Companies Act 1981. In addition, the Insurance Act 1978, and related regulations (the “Insurance Act”), regulate the business of our Bermuda insurance, reinsurance and management company subsidiaries.

As a holding company, RenaissanceRe is not currently subject to the Insurance Act. However, the Insurance Act regulates the insurance and reinsurance business of our operating insurance companies. The Company’s most significant operating subsidiaries include Renaissance Reinsurance and DaVinci which are registered as Class 4 general business insurers and Glencoe and Top Layer Re which are registered as Class 3A general business insurers under the Insurance Act. RUM is registered as an insurance manager.

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the Bermuda Monetary Authority (“BMA”) powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements of the Insurance Act include the appointment of an independent auditor and loss reserve specialist (both of whom must be approved by the BMA), the filing of an annual financial return and provisions relating to the payment of distributions and dividends. In particular:

•

Class 3A and Class 4 general business insurers must prepare annual statutory financial statements which must be submitted as part of its statutory financial return no later than four months after the insurer’s financial year end (unless specifically extended). The annual statutory financial statements give detailed information and analyses regarding premiums, claims, reinsurance, reserves and investments. The statutory financial return includes, among other items: a report of the approved independent auditor on the statutory financial statements; a declaration of statutory ratios; a solvency certificate; the statutory financial statements themselves; the opinion of the approved loss reserve specialist; and details concerning ceded reinsurance. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

•

In addition to preparing statutory financial statements, all Class 4 insurers must prepare financial statements in respect of their insurance business in accordance with GAAP or International Financial Reporting Standards (“ IFRS”).

•

An insurer’s statutory assets must exceed its statutory liabilities by an amount, greater than the prescribed minimum solvency margin, which varies with the category of its registration and net premiums written and loss reserves posted (“Minimum Solvency Margin”). The Minimum Solvency Margin that must be maintained by a Class 4 insurer is the greater of (i) $100.0 million, or (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves. The Minimum Solvency Margin for a Class 3A insurer is the greater of (i) $1.0 million, or (ii) 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6.0 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves.

•

In addition, each Class 4 insurer must maintain its capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight.

•	An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (“Minimum Liquidity Ratio”).

•

Both Class 3A and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required Minimum Solvency Margin or Minimum Liquidity Ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Where an insurer fails to meet its Relevant Margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the prior approval of the BMA. Further, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 3A and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act which apply to all Bermuda companies.

•

The BMA maintains supervision over the controllers (as defined herein) of all Bermuda registered insurers. Currently the Insurance Act states that no person shall become a controller of any description of a registered insurer unless he has first served the BMA notice in writing stating that he intends to become such a controller and the BMA has either, before the end of 45 days following the date of notification, provided notice to the proposed controller that it does not object to his becoming such a controller or the full 45 days has elapsed without the Authority filing an objection. A controller includes the managing director and chief executive of the registered insurer or its parent company; a 10%, 20%, 33% or 50% shareholder controller; and any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. In addition, all Bermuda insurers are also required to give the BMA written notice of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer includes a director, secretary, chief executive or senior executive by whatever name called.

•

Where it appears to the BMA that a person who is a controller of any description of a registered person is not or is no longer a fit and proper person to be such a controller, it may serve him with a written notice of objection to his being such a controller of the registered person.

•

All Bermuda insurers will be required to comply with the BMA’s Insurance Code of Conduct which establishes duties, requirements and standards to be complied with under the Insurance Act. The deadline for compliance with the Insurance Code of Conduct is currently anticipated to be effective July 1, 2011. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act.

•

In March 2010, the Insurance Act was amended to empower the BMA to exercise group-wide supervision. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. As group supervisor, the BMA will perform a number of supervisory functions including, among other things, carrying out a supervisory review and assessment of the insurance group and its compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group; and coordinating enforcement actions to be taken against the insurance group or any of its members. In carrying out its functions, the BMA may make rules for assessing the financial situation and the solvency position of the insurance group and/or its members and for regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

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

U.K. Regulation

Lloyd’s Regulation

General.    The operations of RenaissanceRe Syndicate Management Ltd. (“RSML”), formerly known as Spectrum Syndicate Management Ltd., are franchised by Lloyd’s. The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates. RSML’s business plan for Syndicate 1458 requires annual approval by the Lloyd’s Franchise Board including maximum underwriting capacity, and the Lloyd’s Franchise Board may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members. If material changes in the business plan for Syndicate 1458 were required by the Lloyd’s Franchise Board, or if charges and assessments payable to Lloyd’s by RenaissanceRe CCL were to increase significantly, these events could have an adverse effect on the operations and financial results of RSML. The Company has deposited certain assets with Lloyd’s to support RenaissanceRe CCL’s underwriting business at

Lloyd’s. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.

By entering into a membership agreement with Lloyd’s, RenaissanceRe CCL has undertaken to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000 (the “FSMA”) that are applicable to it.

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

Restrictions.    A Reinsurance to Close (“RITC”) in general is put in place after the third year of operations of a syndicate year of account. If the syndicate’s managing agency concludes that an appropriate RITC cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s.

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

Intervention Powers.    The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on the corporate member’s participation in a given underwriting year. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

Lloyd’s approval is also required before any person can acquire control (as defined below in relation to the FSMA and giving prior notification to the FSA) of a Lloyd’s managing agent or Lloyd’s corporate member.

FSA Regulation

RSML’s operations are regulated by the FSA as well as being franchised by Lloyd’s of London. The FSA has substantial powers of intervention in relation to the Lloyd’s managing agents, such as RSML, which it regulates, including the power to remove their authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require Lloyd’s to cease underwriting and/or its members to cease or reduce underwriting.

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

Solvency II

Solvency II was adopted by the European Parliament in April of 2009. Implementation of Solvency II by the European Commission is expected to take effect January 1, 2013 in the European Union Member States, and will replace the current solvency requirements. Solvency II adopts a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for insurers across the European Union Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the European Commission. It is anticipated that insurers or reinsurers with approved internal models will generally have lower capital needs. With respect to Syndicate 1458, implementation of Solvency II may require increases in capital and may negatively impact our financial results. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.

Environmental and Climate Change Matters

Our principal coverages and services relate to natural disasters and catastrophes, such as earthquakes or hurricanes. We believe, and believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, are likely to increase the severity, and possibly the frequency, of natural disasters and catastrophes relative to the historical experience over the past 100 years. We expect that trend will increase the risk of claims under our property and casualty lines of business, particularly with respect to properties located in coastal areas, among others. While a substantial portion of our coverages accordingly may be adversely impacted by climate change, we have taken certain measures, to the extent permissible by law and prevailing market conditions, to mitigate against such losses by giving consideration to these risks in our underwriting decisions. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information such as the studies referred to above. However, it is possible that, even after these assessments, we will have underestimated the frequency or severity of hurricanes or other catastrophes. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in likely insured losses, particularly if those losses exceed expectations and the prior estimates of market participants, regulators or other stakeholders, the markets and clients we serve may be disrupted and adversely impacted, and we may be adversely affected, directly or indirectly. Further, certain of our investments such as catastrophe-linked securities and property catastrophe managed joint ventures related to hurricane coverage, could also be adversely impacted by climate change.

An increasing number of federal, state, local and foreign government requirements and international agreements apply to environmental and climate change, in particular by seeking to limit or penalize the discharge of materials such as greenhouse gas (“GHG”) into the environment or otherwise relating to the protection of the environment. Although our operations are characterized by a small number of professional office facilities, and we have not been directly, materially impacted by these changes to date, it is our policy to monitor and seek to ensure compliance with these requirements, as applicable. We believe that, as a general matter, our policies, practices and procedures are properly designed to identify and manage environmental and climate-related risks, particularly the risks of potential financial liability in connection with our reinsurance, insurance and trading businesses. However, we believe that some risk of environmental damage is inherent in respect of any commercial operation, and may increase for us if our business continues to expand and diversify, including as a result of the possible expansion of the products and services offered by REAL, or by investments which we have made or may make through REAL or other subsidiaries. For example, our weather and energy risk management operations and our customers of such services could be impacted by climate change and increased GHG regulation. Likewise, certain of our investments may also be adversely affected by climate change and increased governmental regulation of, or international agreements pertaining to, GHG emissions. Moreover, our evaluation may be flawed or may reflect inaccurate or incomplete information, and it is possible our exposure to climate change or other environmental risks is greater than we have currently estimated.

At this time, we do not believe that any existing or currently pending climate change legislation, regulation, or international treaty or accord known to us would be reasonably likely to have a material effect in the foreseeable future on our business or on our results of operations, capital expenditures or financial position. However, it is possible that future developments, such as increasingly strict environmental laws and standards and enforcement policies, could give rise to more severe exposure, more costly compliance requirements, or otherwise bring into question our current policies and practices. In addition, it is possible that state insurance regulation could impact the ability of our customers, or of the Company, to manage property exposures in areas vulnerable to significant climate-driven losses. For example, if our customers or operations are unable to utilize actuarially sound, risk-based pricing, to modify policy terms if necessary to reflect changes in the underlying risks, or to otherwise manage exposures appropriately to reflect the risk of increased loss from both large scale natural catastrophes and smaller scale weather events, our markets, customers, or our own financial results may all be adversely affected. We will continue to monitor emerging developments in this area.

AVAILABLE INFORMATION

We maintain a website at http://www.renre.com. The information on our website is not incorporated by reference in this Form 10-K.

We make available, free of charge through our website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation/Governance Committee Charter, Corporate Governance Guidelines and Statement of Policies, and Code of Ethics. Such information is also available in print for any shareholder who sends a request to RenaissanceRe Holdings Ltd., Attn: Office of the Corporate Secretary, P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the Securities and Exchange Commission (“SEC”) may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

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

Our largest product based on total gross premiums written is property catastrophe reinsurance. We also sell lines of specialty reinsurance products and insurance products that are exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornados, hailstorms, drought and other natural or man-made disasters, such as acts of terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by relatively few events of a large magnitude.

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

From time to time, we expect to have greater exposures in one or more specific geographic areas than our overall share of the worldwide market would otherwise suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe net negative impacts from such events than our competitors. In particular, the Company has historically had a relatively large percentage of its coverage exposures concentrated in the state of Florida.

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

Our claims and claim expense reserves reflect our estimates, using actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. Although we use actuarial and computer models as well as historical reinsurance and insurance industry loss statistics, we also rely heavily on management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. However, because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain. Our estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change.

Our specialty reinsurance operations are expected to produce claims which at times can only be resolved through lengthy and unpredictable litigation. The measures required to resolve such claims, including the adjudication process, present more reserve challenges than property losses (which, on the whole, tend to be reported comparatively more promptly and to be settled within a relatively shorter period of time, although every catastrophic event is comprised of a unique set of circumstances). Actual net claims and claim expenses paid and reported may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

We expect that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid and reported will differ, perhaps substantially, from the reserve estimates reflected in our financial statements. To the extent that our actual claims and claim expenses exceed our expectations, we would be required to increase claims and claim expense reserves. This would reduce our net income by a corresponding amount in the period in which the deficiency is identified. To the extent that our actual claims and claim expenses are lower than our expectations, we would be required to decrease claims and claim expense reserves and this would increase our net income.

Estimates of losses are based on a review of potentially exposed contracts, information reported by and discussions with counterparties, and our estimate of losses related to those contracts and are subject to change as more information is reported and becomes available.

As an example, our estimates of losses from catastrophic events, such as the Australian flooding, the 2010 earthquakes, 2008 hurricanes Gustav and Ike, and the 2005 hurricanes Katrina, Rita and Wilma, are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the size and unusual complexity of the legal and claims issues relating to these events, particularly the Australian flooding, the 2010 earthquakes and hurricanes Katrina and Ike, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.

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

These ratings are subject to periodic review and may be revised or revoked by the agencies which issue them. In addition, from time to time one or more rating agencies have effected changes in their capital models and rating methodologies, which have generally served to increase the amounts of capital required to support the ratings, and it is possible that legislation arising as a result of the financial crisis that preceded the ongoing period of relative economic weakness may result in additional changes.

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

For the current ratings of certain of our subsidiaries and joint ventures, refer “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Ratings” for additional information.

The occurrence of any event, change or other circumstances that could give rise to the termination of the Stock Purchase Agreement with QBE could adversely affect our future business.

There are significant risks and uncertainties associated with the pending sale of substantially all of our U.S.-based insurance operations to QBE pursuant to the Stock Purchase Agreement. The occurrence of certain events, changes or any other circumstances could give rise to the termination of the Stock Purchase Agreement and cause the sale not to be completed. For instance, there is no assurance that the parties will receive the necessary state insurance regulatory approvals required to close the transaction. If the parties fail to obtain such approvals or to meet other conditions necessary to complete the sale as set forth in the Stock Purchase Agreement, we will not be able to close the transaction. Failure to complete the sale would prevent us from realizing its anticipated benefits to our business.

Our business could be adversely impacted by uncertainty related to the proposed sale of our U.S.-based insurance operations, whether or not the sale is completed.

Whether or not the sale of our U.S.-based insurance operations is completed, the announcement and pendency of the sale could impact our business, which could have an adverse effect on our financial condition, results of operations and the success of the sale, including:

•

if we succeed in consummating the sale, while we are retaining the operations that have represented the predominant part of our historic net income, our resulting operations will have significantly reduced revenues, reduced assets and, to a degree, reduced risk diversification. It is possible that rating agencies, clients, brokers, investors or other stakeholders will view these changes to be more adverse, or our ability to mitigate related risks less effective, than we have estimated;

•	that the proposed sale disrupts our current business plans and operations;

•

our management’s attention being directed toward the completion of the sale and transaction-related considerations and being diverted away from our day-to-day business operations and the execution of our current business plans; and

•	incurring transaction costs, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the sale, whether or not the sale is completed.

Even if the sale is completed, achieving the anticipated benefits of the sale is subject to a number of uncertainties. There can be no assurance that we will realize the full benefits of strategic focus, enhanced business flexibility, cost savings and operating efficiencies that we currently expect from this transaction or that these benefits will be achieved within the anticipated time frame. Failure to achieve these anticipated benefits could result in increased costs and diversion of management’s time and energy and could materially adversely affect our business, financial condition and results of operations.

Because we depend on a few insurance and reinsurance brokers in our Reinsurance segment for a preponderance of our revenue, loss of business provided by them could adversely affect us.

Our Reinsurance business markets insurance and reinsurance products worldwide exclusively through insurance and reinsurance brokers. Three brokerage firms accounted for 88.2% of our Reinsurance segment gross premiums written for the year ended December 31, 2010. Subsidiaries and affiliates of AON Benfield, Marsh Inc.

and the Willis Group accounted for approximately 53.5%, 23.1% and 11.6%, respectively, of our Reinsurance segment gross premiums written in 2010.

The loss of a substantial portion of the business provided by our brokers would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease.

The emergence of matters which may impact certain of our coverages, such as the asserted trend toward potentially significant global warming and the ongoing period of relative economic weakness, could cause us to underestimate our exposures and potentially adversely impact our financial results, perhaps significantly.

In our Reinsurance business, we use analytic and modeling capabilities that help us to assess the risk and return of each reinsurance contract in relation to our overall portfolio of reinsurance contracts. See “Item 1. Business, Underwriting and Enterprise Risk Management.”

In general, our techniques for evaluating catastrophe risk are much better developed than those for other classes of risk in businesses that we have entered into more recently. Our models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, our models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly. These risks may increase if we succeed in increasing the contributions from our specialty reinsurance unit or from our Lloyd’ s segment, either on an absolute or relative basis.

We believe, and believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, are likely to increase the severity and possibly the frequency of natural catastrophes relative to the historical experience over the past 100 years. We expect that this may increase claims under our property and casualty lines of business, particularly with respect to properties located in coastal and flood-exposed areas, among others. Furthermore, certain energy and agriculture-related products that we offer could also be negatively impacted by dramatically changing climactic conditions. While we believe a substantial portion of our insureds may be adversely impacted by climate change, we have taken certain measures, to the extent permissible by law and prevailing market conditions, to mitigate against such losses by giving consideration to these risks in our underwriting decisions. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information such as these studies. However, it is possible that, even after these assessments, we will have underestimated the scale of the risks, such as the frequency or severity of hurricanes or other catastrophes or may have failed to identify new or increased risks. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in likely insured losses, particularly if those losses exceed expectations and the prior estimates of market participants, regulators or other stakeholders, the markets and clients we serve may be disrupted and adversely impacted, and we may be adversely affected, directly or indirectly. Further, certain of our investments such as insurance-linked securities and property catastrophe managed joint ventures related to hurricane coverage could also be adversely impacted by climate change.

The ongoing relative weakness in business and economic conditions generally or specifically in the principal markets in which we do business could adversely affect our business and operating results.

Although there have been some indicators of stabilization, the U.S. and numerous other leading markets around the world continue to experience significant recessionary conditions, and we believe meaningful risk remains of potential further deterioration in economic conditions, including substantial and continuing financial market disruptions. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions deteriorate further, the business environment in our principal markets would be further adversely affected, which accordingly could adversely affect demand for the products sold by us or our customers. Economic conditions could also be adversely affected by an increase in global political instability, which might impact the price of energy products, agricultural goods and other commodities, or otherwise harm the markets in which we participate. In addition, during an economic downturn we believe our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased.

Some of our investments are relatively illiquid and are in asset classes that may experience significant market valuation fluctuations.

Although we invest primarily in highly liquid securities in order to ensure our ability to pay valid claims in a prompt manner, we do hold certain investments that may lack liquidity, such as our alternative investments, which include private equity investments, bank loan fund investments and insurance-linked securities. If we require significant amounts of cash on short notice in excess of our normal cash requirements or are required to post or return collateral in connection with our investment portfolio, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

At times, the reported value of our relatively illiquid types of investments and, our high quality, generally more liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

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

A portion of our investment portfolio is allocated to other classes of investments which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short term investments. These other classes of investments include interests in alternative investment vehicles such as private equity partnerships, hedge funds, senior secured bank loan funds and catastrophe bonds and are recorded on our consolidated balance sheet at fair value. For the aforementioned classes of investments, the fair value of the assets comprising the portfolio of an investment vehicle, and likewise the net asset value of the investment vehicle itself, are generally established on the basis of the valuation criteria applied by the investment managers as set forth in the governing documents of such investment vehicles. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests, notes or other securities representing interests in the relevant investment vehicles. Interests in many of the investment classes described above are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. These classes of investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. The performance of these classes of investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.

In addition to the foregoing, we may from time to time re-evaluate our investment approach and guidelines and explore investment opportunities in respect of other asset classes not previously discussed above, including, without limitation, by expanding our relatively small portfolio of direct investments in the equity markets. Any such investments could expose us to systemic and price volatility risk, interest rate risk and other market risks. Any investment in equity securities carries with it inherent volatility and there can be no assurance that such an investment will prove profitable and we could, in fact, lose the value of our investment. Accordingly, any such investment could impact our financial results, perhaps materially, over both the short and the long term.

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

We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. Our premiums receivable at December 31, 2010 totaled $322.1 million, and these amounts are generally not collateralized. To the extent such customers become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable in our financial statements. We cannot assure you that all of such premiums will ever be collected or that additional amounts will not be required to be written down in 2011 or future periods.

As a result of the ongoing period of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio and others has increased, perhaps materially so.

We are also exposed to counterparty credit risks in connection with our energy related trading business.

We undertake energy related trading activities through our operating subsidiaries, including Renaissance Trading and REAL, where counterparty credit risk becomes a relevant factor. These operating subsidiaries execute weather, energy and commodity derivative transactions whereby the value of the derivatives at any point in time is dependent upon not only the market but also the viability of the counterparty. The failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss in these situations. Although these operating subsidiaries have credit risk management policies and procedures, we cannot assure you that any of the policies or procedures will be effective. While many of the original trading positions established in our energy related trading business are partially or substantially hedged, the effectiveness of those hedges depends on the willingness and ability to pay of the parties with whom we establish the hedge positions. The failure of our policies and procedures, or the failure of one or more of our counterparties, could result in losses that substantially exceed our expectations and could have a material adverse effect on our results of operations.

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

When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. Generally, we believe that the “willingness to pay” of some reinsurers and retrocessionaires is declining, and that the overall industry ability to pay may be impacted by renewed weakness in the financial and credit markets. This risk may be more significant to us at present than at many times in the past. At December 31, 2010, we had recorded $101.7 million of reinsurance recoverables, net of a valuation allowance of $3.5 million for uncollectible recoverables. We cannot assure you that such recoverables will ever be collected or that additional amounts will not be required to be written down in 2011 or future periods. A large portion of our reinsurance recoverables are concentrated with a relatively small number of reinsurers. The risk of such concentration of retrocessional coverage may be increased by recent and future consolidation within the industry.

Emerging claim and coverage issues, or other litigation, could adversely affect us.

Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our specialty reinsurance operations, these legal, social and environmental changes may not become apparent until some point in time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of an avian flu pandemic, that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our “long-tail” casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more “short-tail.” In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices. While we continually seek to improve the effectiveness of our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.

We may be adversely impacted by inflation.

We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

Our utilization of third parties to support our business exposes us to operational and financial risks.

With respect to our Reinsurance operations we do not separately evaluate each primary risk assumed under our reinsurance contracts and, accordingly, like other reinsurers, are heavily dependent on the original underwriting decisions made by our ceding companies. We are therefore subject to the risk that our customers may not have adequately evaluated the risks to be reinsured, or that the premiums ceded to us will not adequately compensate us for the risks we assume, perhaps materially so.

The loss of key senior members of management could adversely affect us.

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our senior officers. The loss of services of members of senior management in the future, and the uncertain transition of new members of our senior management team, as applicable, may strain our ability to execute our strategic initiatives. The loss of one or more of our senior officers could adversely impact our business, by, for example, making it more difficult to retain customers or other business contacts whose relationship depends in part on the service of the departing officer. In general, the loss of the services of any members of our current senior management team may adversely affect our business, perhaps materially so. We do not currently maintain key man life insurance policies with respect to any of our employees.

In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of Permanent Residents’ Certificates and holders of Working Residents’ Certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three years. The Bermuda government could refuse to extend these work permits, which would adversely impact us. In addition, a Bermuda government policy limits the duration of work permits to a total of six years, which is subject to certain exemptions only for key employees. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior officers or key contributors were not permitted to remain in Bermuda, or if we experience delays or failures to obtain permits for a number of our professional staff, our operations could be disrupted and our financial performance could be adversely affected as a result.

U.S. taxing authorities could contend that one or more of our Bermuda subsidiaries are subject to U.S. corporate income tax, as a result of changes in law or regulations, or otherwise.

If the IRS were to contend successfully that one or more of our Bermuda subsidiaries is engaged in a trade or business in the U.S., such subsidiary would, to the extent not exempted from tax by the U.S.-Bermuda income tax treaty, be subject to U.S. corporate income tax on that portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. Although we would vigorously contest such an assertion, if we were ultimately held to be subject to taxation, our earnings would correspondingly decline.

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

Congress is reported to be considering legislation relating to the tax treatment of offshore insurance that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In the immediately past Congressional session, U.S. Rep. Richard Neal introduced one such proposal. H.R. 3424 (the “Neal Bill”) would have provided that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The Obama Administration included similar provisions in its formal 2010 and 2011 budgetary proposals. In the event the sale of substantially all of our U.S.-based insurance operations does not close, we believe that passage of such legislation could adversely affect us, perhaps materially. We could also be adversely impacted if final legislation actually enacted, if any, differs from the proposed language previously introduced or described.

In addition, in March 2009, U.S. Senator Carl Levin and Rep. Lloyd Doggett introduced legislation in the U.S. Senate and House, respectively, entitled the “Stop Tax Haven Abuse Act” (S. 506). If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, entities whose shares are publicly traded on an established securities market, or whose gross assets are $50.0 million or more, if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. In addition, among other things, the legislation would establish presumptions for entities and transactions in jurisdictions deemed to be “offshore secrecy jurisdictions” and would provide a list of such jurisdictions. Rep. Doggett introduced the International Tax Competitiveness Act (H.R. 5328) in May 2010, and again in January 2011 (H.R. 62), containing similar provisions. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.

Regulatory challenges in the U.S. or elsewhere to our Bermuda operations’ claims of exemption from insurance regulation could restrict our ability to operate, increase our costs, or otherwise adversely impact us.

Renaissance Reinsurance, DaVinci and Top Layer Re are not licensed or admitted in any jurisdiction except Bermuda. Renaissance Reinsurance, Glencoe, DaVinci and Top Layer Re each conduct business only from their principal offices in Bermuda and do not maintain an office in the U.S. The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and Europe. If our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., we could face inquiries or challenges to the future operations of these companies.

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

Glencoe is currently an eligible, non-admitted excess and surplus lines insurer in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is subject to certain regulatory and reporting requirements of these jurisdictions. However, Glencoe is not admitted or licensed in any U.S. jurisdiction; moreover, Glencoe only conducts business from Bermuda. Accordingly, the scope of Glencoe’s activities in the U.S. are limited, which could adversely affect its ability to compete. Although surplus lines business is generally less regulated than the admitted market, the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that could result in increased oversight and regulation of surplus lines insurance. Additionally, some recent and pending cases in Florida and California courts have raised potentially significant questions regarding surplus lines insurance in those states such as whether surplus lines insurers will be subject to policy form content, filing and approval requirements or additional taxes.

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

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, or information technology failures. Losses from these risks may occur from time to time and may be significant.

Our modeling, underwriting and information technology and application systems are critical to our success. Moreover, our proprietary technology and application systems have been an important part of our underwriting strategy and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. While we have implemented disaster recovery and other business contingency plans, a defect or failure in our internal controls, information technology or application systems could result in reduced or delayed revenue growth, higher than expected losses, management distraction, or harm to our reputation. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls, information technology and application systems, but internal controls provide only reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a material adverse effect on our business.

We are exposed to risks in connection with our management of third party capital.

Our operating subsidiaries may owe certain legal duties and obligations to third party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of third party capital. Compliance with some of these laws and regulations requires significant management time and attention. Although we seek to continually monitor our policies and procedures to attempt to ensure compliance, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures, could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses to the Company, and seriously harm our business and results of operations. In addition to the foregoing, our third party capital providers may redeem their interests in our joint ventures, which could materially impact the financial condition of such joint ventures, and could in turn materially impact our financial condition and results of operations. Moreover, we can provide no assurance that we may be able to attract and raise additional third party capital for our existing joint ventures or for potential new joint ventures and therefore we may forego existing and/or potential attractive fee income and other income generating opportunities.

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

We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2010, we had an aggregate of $550.0 million of indebtedness outstanding and $689.0 million of outstanding letters of credit. In addition, we have in place committed debt facilities which would permit us to borrow, subject to their respective terms and conditions, up to another $160.0 million. Our indebtedness primarily consists of publicly traded notes and letter of credit and revolving credit facilities. For more details on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources”.

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

Solvency II could adversely impact our financial results and operations.

Solvency II, a European Union directive concerning the capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, may adversely affect our (re)insurance businesses. Implementation of Solvency II by the European Commission is expected to take effect January 1, 2013 in the European Union Member States, and will replace the current solvency requirements. Solvency II adopts a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for insurers across the European Union Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the European Commission. It is anticipated that insurers or reinsurers with approved internal models will generally have lower capital needs. With respect to Syndicate 1458, implementation of Solvency II may require increases in capital and may negatively impact our financial results. Implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. The European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. A finding that Bermuda’s insurance regulatory regime is not equivalent to the European Union’s Solvency II could have an adverse effect on our reinsurance operations in the European Union and on our group solvency calculations. Such a finding could also have adverse indirect commercial impacts on our operations. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.

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

As part of our strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses that will not detract from our core Reinsurance operations. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. Any failure by us to effectively limit such risks or implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

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

RISKS RELATED TO OUR INDUSTRY

The reinsurance and insurance businesses are historically cyclical and the pricing and terms for our products may decline, which would affect our profitability.

The reinsurance and insurance industries have historically been cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. Reinsurers have experienced significant fluctuations in their results of operations due to numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. Following an increase in capital in our industry after the 2005 catastrophe events and the subsequent period of substantial dislocation in the financial markets which has resulted in ongoing relative economic weakness, the reinsurance and insurance markets have experienced a prolonged period of generally softening markets.

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

In recent years, hedge funds and investment banks have been increasingly active in the reinsurance market and markets for related risks. While this trend has slowed during the ongoing period of relative economic weakness, we generally expect increased competition from a wider range of entrants over time. It is possible that such new or alternative capital could cause reductions in prices of our products. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

Recent or future legislation may decrease the demand for our property catastrophe reinsurance products and adversely affect our business and results of operations.

In 2007, the State of Florida enacted legislation to expand the FHCF’s provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/CS/CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the next five years, reducing the coverage amount to approximately $17.0 billion. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. For 2010, the approved rate increase for Citizens was approximately 5%. This legislation also increased the rates charged by the FHCF for certain portions of its expanded coverage, and provided for incremental staged reductions in the amount of the expanded coverage layers. This legislation may, however, take several years to have a significant effect on the private market; moreover its impact may not be sufficient to restore stability to the Florida market in light of certain trends that are adversely impacting the stability of the local market participants, such as practices and findings relating to sinkhole claims, and the statutes of limitations on alleged windstorm claims from prior accident years.

The 2007 Florida Bill and other regulatory actions over this period may have contributed to instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009 and 2010, each unusually low catastrophe years. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes in, or impacting, Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.

It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the Florida precedent, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. For example, in the past, federal bills have been proposed in Congress (and, in prior congressional sessions, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. In 2009, the COGA was introduced in the Senate to federally guarantee bond issuances by certain government entities, potentially including the FHCF, the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. Similar legislation was introduced in the House of Representatives. If enacted, this legislation (or legislation similar to these proposals in import) would, we believe, likely contribute to growth of these state entities or to their inception or alteration in a manner adverse to us. While none of this legislation has been enacted to date, and although we believe such legislation would be vigorously opposed if introduced in 2011, if enacted these bills would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

Other political, regulatory and industry initiatives could adversely affect our business.

The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Governmental authorities in both the U.S. and worldwide seem increasingly interested in the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years (including as specifically addressed in the Dodd-Frank Act), and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations.

For example, we could be adversely affected by proposals to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in 2007 or the proposed federal legislation described above;

•	expand the scope of coverage under existing policies for matters such as hurricanes Katrina, Rita and Wilma, or such as a pandemic flu outbreak;

•	increasingly mandate the terms of insurance and reinsurance policies;

•	establish a new federal insurance regulator;

•	revise laws, regulations, or contracts under which we operate;

•	disproportionately benefit the companies of one country over those of another; or

•	repeal or diminish the insurance company antitrust exemption from the McCarran Ferguson Act.

We are incorporated in Bermuda and are therefore subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including imposition of tax liability or increased regulatory supervision or change in regulation. In addition, we are subject to changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. In addition, Bermuda, which is currently an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda or the international reinsurance market focused there, either of which could adversely impact us commercially.

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

We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including Ace, Allied World, Alterra, Arch, Axis, Endurance, Everest Re, Flagstone, Montpelier Re, Partner Re, Platinum, Transatlantic, Validus, White Mountains and XL, as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as Berkshire, Chartis, Hannover Re, Ironshore, Munich Re Group and Swiss Re. As our business evolves over time, we expect our competitors to change as well. For example, following hurricane Katrina in August 2005, a significant number of new reinsurance companies were formed in Bermuda which have resulted in new competition, which may well continue in subsequent periods. Also, hedge funds and investment banks have shown an interest in entering the reinsurance market, either through the formation of reinsurance companies, or through the use of other financial products, such as catastrophe bonds, other insurance-linked securities and collateralized reinsurance investment funds. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital. We cannot predict what effect any of these developments may have on our businesses.

Consolidation in the (re) insurance industry could adversely impact us.

We believe that several (re)insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.

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

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC committed to announce during 2011 its intentions with respect to the ongoing discussions regarding the potential to either converge or transition to an international set of accounting standards that would be applied to financial statements filed with the SEC. Such changes, if ultimately adopted, could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, the Financial Accounting Standards Board and the International Accounting Standards Board are considering adopting respective accounting standards that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, which standards are considered to be more closely related to fair value than the current measurement basis. We are currently evaluating how the above initiatives will impact us, including with respect to our loss reserving policy and the effect it might have on recognizing premium revenue and policy acquisition costs. Required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation and increasing our expenses in order to implement and comply with any new requirements.

Heightened scrutiny of issues and practices in the insurance industry may adversely affect our business.

Certain government authorities, including state officials in Florida, New York and Connecticut, have from time to time scrutinized and investigated a number of issues and practices within the insurance industry. It is possible such scrutiny could expand to include us in the future, and it is also possible that these investigations or related regulatory developments will mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

GLOSSARY OF SELECTED INSURANCE AND REINSURANCE TERMS

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred for losses occurring contracts and in the year the loss was reported for claims made contracts.

Acquisition expenses	The aggregate expenses incurred by a company acquiring new business, including commissions, underwriting expenses, premium taxes and administrative expenses.

Additional case reserves	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Bordereaux	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Bound	A (re)insurance policy is considered bound, and the (re)insurer responsible for the risks of the policy, when both parties agree to the terms and conditions set forth in the policy.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance or reinsurance	Insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting there from. Also referred to as liability insurance.

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss reinsurance	A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a “catastrophe.”

Catastrophe-linked securities; cat-linked securities	Cat-linked securities are generally privately placed fixed income securities where all or a portion of the repayment of the principal is linked to catastrophic events. This includes securities where the repayment is linked to the occurrence and/or size of, for example, one or more hurricanes or earthquakes, or other industry losses associated with these catastrophic events.

Cede; cedant; ceding company	When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”

Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for losses incurred from an insured peril or event.

Claims made contracts	Contracts that cover claims for losses occurring during a specified period that are reported during the term of the contract.

Claims and claim expense ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either statutory accounting principles or GAAP.

Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, additional case reserves and “IBNR” reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Crop insurance	Lines of insurance that provide coverage for risks including multi-peril crop, crop hail and other named peril agriculture risk management products.

Crop year	The annual period from July 1 of any year through June 30 of the following year and identified by reference to the year containing June.

Decadal	Refers to events occurring over a 10-year period, such as an oscillation whose period is roughly 10 years.

Deemed inuring reinsurance	A designation of other reinsurances which are first applied pursuant to the terms of the reinsurance agreement to reduce the loss subject to a particular reinsurance agreement. If the other reinsurances are to be disregarded as respects loss to that particular agreement, they are said to inure only to the benefit of the reinsured.

Excess and surplus lines reinsurance	Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard as respects adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

Excess of loss	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention.” Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Exclusions	Those risk, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Frequency	The number of claims occurring during a given coverage period.

Funds at Lloyd’s	Funds of an approved form that are lodged and held in trust at Lloyd’s as security for a member’s underwriting activities. They comprise the members’ deposit, personal reserve fund and special reserve fund and may be drawn down in the event that the member’s syndicate level premium trust funds are insufficient to cover his liabilities. The amount of the deposit is related to the member’s premium income limit and also the nature of the underwriting account.

Generally Accepted Accounting Principles in the United States	Also referred to as GAAP. Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (“IBNR”)	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. For the Company, insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards	Also referred to as IFRS. Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g. fire, allied lines, homeowners and surety, among others.

Lloyd’s	Depending on the context this term may refer to (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates (i.e. Lloyd’s is not an insurance company); (b) the underwriting room in the Lloyd’s building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members. In this sense Lloyd’s should be understood as a market place; or (c) the Corporation of Lloyd’s which regulates and provides support services to the Lloyd’s market.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependent on the terms of the policy.

Loss ratio	Net claims incurred expressed as a percentage of net earned premiums.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Managing agent	An underwriting agent which has permission from Lloyd’s to manage a syndicate and carry on underwriting and other functions for a member.

Net claims and claim expenses	The expenses of settling claims, net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses or loss adjustment expenses) plus losses incurred with respect to net claims.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

Non-proportional reinsurance	See “Excess of loss.”

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term “hazard” is more frequently used.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

Proportional reinsurance	A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro-rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also “Quota Share Reinsurance”.

Quota share reinsurance	A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each insurance policy being reinsured and shares all premiums and losses according with the reinsured. See also “Proportional Reinsurance”.

Reinstatement premium	The premium charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence.

Reinsurance	An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on insurances and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without a concomitant increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Reinsurance to Close	Also referred to as a RITC, it is a contract to transfer the responsibility for discharging all the liabilities that attach to one year of account of a syndicate into a later year of account of the same or different syndicate in return for a premium.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocessional reinsurance; Retrocessionaire	A transaction whereby a reinsurer cedes to another reinsurer, the retrocessionaire, all or part of the reinsurance that the first reinsurer has assumed. Retrocessional reinsurance does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured. Reinsurance companies cede risks to retrocessionaires for reasons similar to those that cause primary insurers to purchase reinsurance: to reduce net liability on insurances, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Risks	A term used to denote the physical units of property at risk or the object of insurance protection that are not perils or hazards. Also defined as chance of loss or uncertainty of loss.

Risks attaching contracts	Contracts that cover claims that arise on underlying insurance policies that incept during the term of the reinsurance contract.

Solvency II	A modernized set of regulatory requirements for (re)insurance firms that operate in the European Union, currently expected to take effect January 1, 2013.

Specialty lines	Lines of insurance and reinsurance that provide coverage for risks that are often unusual or difficult to place and do not fit the underwriting criteria of standard commercial products carriers.

Statutory accounting principles	Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by Bermuda, U.S. state insurance regulatory authorities including the NAIC and/or in accordance with Lloyd’s specific principles, all of which generally reflect a liquidating, rather than going concern, concept of accounting.

Stop loss	A form of reinsurance under which the reinsurer pays some or all of a cedant’s aggregate retained losses in excess of a predetermined dollar amount or in excess of a percentage of premium.

Submission	An unprocessed application for (i) insurance coverage forwarded to a primary insurer by a prospective policyholder or by a broker on behalf of such prospective policyholder, (ii) reinsurance coverage forwarded to a reinsurer by a prospective ceding insurer or by a broker or intermediary on behalf of such prospective ceding insurer or (iii) retrocessional coverage forwarded to a retrocessionaire by a prospective ceding reinsurer or by a broker or intermediary on behalf of such prospective ceding reinsurer.

Syndicate	A member or group of members underwriting (re)insurance business at Lloyd’s through the agency of a managing agent or substitute agent to which a syndicate number is assigned.

Treaty	A reinsurance agreement covering a book or class of business that is automatically accepted on a bulk basis by a reinsurer. A treaty contains common contract terms along with a specific risk definition, data on limit and retention, and provisions for premium and duration.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting capacity	The maximum amount that an insurance company can underwrite. The limit is generally determined by a company’s retained earnings and investment capital. Reinsurance serves to increase a company’s underwriting capacity by reducing its exposure from particular risks.

Underwriting expense ratio	The ratio of the sum of the acquisition expenses and operational expenses to net premiums earned, determined in accordance with GAAP.

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Unearned premium	The portion of premiums written representing the unexpired portions of the policies or contracts that the insurer or reinsurer has on its books as of a certain date.

ITEM 2.    PROPERTIES

We lease office space in Bermuda, which houses our executive offices and operations for our Reinsurance, Lloyd’s and Insurance segments. In addition, certain U.S. based subsidiaries, including but not limited to, Renaissance Trading and REAL, lease office space in a number of U.S. states. Both our Reinsurance and Lloyd’s segments also lease office space in Dublin, Ireland and London, U.K. The U.S.-based insurance operations being sold to QBE currently lease office space in a number of U.S. states, and we anticipate the termination or transfer of these leases in early 2011 in connection with the closing of the sale of our U.S.-based insurance operations. While we believe that for the foreseeable future our current office space is sufficient for us to conduct our operations, it is likely that we will expand into additional facilities and perhaps new locations to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

ITEM 3.    LEGAL PROCEEDINGS

We and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory activity or disputes arising from our business ventures. In addition, our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our primary insurance operations are subject to greater frequency and diversity of claims and claims-related litigation and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in its loss reserves discussion. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, we believe that no individual, normal course litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

Our common shares began publicly trading on June 27, 1995 on the New York Stock Exchange under the symbol “RNR.” The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading:

	Price Range of Common Shares
Period	High	Low
2010
First Quarter	$57.36	$50.81
Second Quarter	59.28	52.19
Third Quarter	60.30	54.69
Fourth Quarter	64.50	58.93

2009
First Quarter	$52.24	$39.37
Second Quarter	52.65	43.10
Third Quarter	56.17	45.60
Fourth Quarter	57.37	50.46

On February 16, 2011, the last reported sale price for our common shares was $69.76 per share and there were 280 holders of record of our common shares.

PERFORMANCE GRAPH

The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P/C”), for the five-year period commencing January 1, 2006 and ending December 31, 2010, assuming $100 was invested on January 1, 2006. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2006 through December 31, 2010. As depicted in the graph below, during this period, the cumulative return was (1) 57.5% on our common shares; (2) 12.0% for the S&P 500; and (3) negative 15.2% for the S&P P/C.

DIVIDEND POLICY

Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the fifteen years since our initial public offering. The Board of Directors declared regular quarterly dividends of $0.25 per share during 2010 with dividend record dates of March 15, June 15, September 15 and December 15, 2010. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.24 per share during 2009 with dividend record dates of March 13, June 15, September 15 and December 15, 2009. On February 23, 2011, the Board of Directors approved an increased dividend of $0.26 per common share, payable on March 31, 2011, to shareholders of record on March 15, 2011. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 11, 2010, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2010, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
October 1 – 31, 2010	599	$60.32	599	$60.32	—	$—	—
November 1 – 30, 2010	391,296	$61.61	5,690	$61.38	385,606	$61.61	(23.8)
December 1 – 31, 2010	396,625	$63.80	614	$61.29	396,011	$63.80	(25.3)

Total	788,520	$62.71	6,903	$61.28	781,617	$62.72	$450.9

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. See “Note 14. Shareholders’ Equity in our Notes to Consolidated Financial Statements” for additional information regarding our stock repurchase program.

Subsequent to December 31, 2010 and through February 22, 2011, the Company repurchased 1.6 million of its common shares at an aggregate cost of $103.2 million at an average share price of $65.59.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2010. Comparative figures for 2007 and 2006 have not been reclassified for discontinued operations. See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information regarding discontinued operations. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2010	2009	2008	2007	2006
(in thousands, except share and per share data and percentages)

Statement of Operations Data:
Gross premiums written	$1,165,295	$1,228,881	$1,242,287	$1,809,637	$1,943,647
Net premiums written	848,965	838,333	935,500	1,435,335	1,529,620
Net premiums earned	864,921	882,204	984,448	1,424,369	1,529,777
Net investment income	203,955	318,179	13,879	402,463	318,106
Net realized and unrealized gains on fixed maturity investments	144,444	93,679	11,462	26,806	11,937
Net other-than-temporary impairments	(829)	(22,450)	(214,897)	(25,513)	(46,401)
Net claims and claim expenses incurred	129,345	(70,698)	481,498	479,274	446,230
Acquisition expenses	94,961	104,150	141,616	254,930	280,697
Operational expenses	166,042	153,552	94,414	110,464	109,586
Underwriting income	474,573	695,200	266,920	579,701	693,264
Income from continuing operations	798,482	1,045,959	50,307	758,400	942,204
Income from discontinued operations	62,670	6,700	33,846	n/a	n/a
Net income	861,152	1,052,659	84,153	776,832	941,269
Net income (loss) available (attributable) to RenaissanceRe common shareholders	702,613	838,858	(13,280)	569,575	761,635
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	11.18	13.29	(0.75)	n/a	n/a
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	12.31	13.40	(0.21)	7.93	10.57
Dividends per common share	1.00	0.96	0.92	0.88	0.84
Weighted average common shares outstanding – diluted	55,641	61,210	63,411	71,825	72,073
Return on average common equity	21.7%	30.2%	(0.5%)	20.9%	36.3%
Combined ratio	45.1%	21.2%	72.9%	59.3%	54.7%

At December 31,	2010	2009	2008	2007	2006

Balance Sheet Data:
Total investments	$6,100,212	$6,015,259	$5,833,816	$6,634,348	$6,342,805
Total assets	8,138,278	7,926,212	8,155,609	8,286,355	7,769,026
Reserve for claims and claim expenses	1,257,843	1,344,433	1,758,776	2,028,496	2,098,155
Unearned premiums	286,183	317,592	360,684	563,336	578,424
Debt	549,155	300,000	450,000	451,951	450,000
Capital leases	25,706	26,014	26,292	2,533	2,742
Subordinated obligation to capital trust	—	—	—	—	103,093
Preferred shares	550,000	650,000	650,000	650,000	800,000
Total shareholders’ equity attributable to RenaissanceRe	3,936,325	3,840,786	3,032,743	3,477,503	3,280,497
Common shares outstanding	54,110	61,745	61,503	68,920	72,140
Book value per common share	$62.58	$51.68	$38.74	$41.03	$34.38

Accumulated dividends	9.88	8.88	7.92	7.00	6.12

Book value per common share plus accumulated dividends	$72.46	$60.56	$46.66	$48.03	$40.50

Change in book value per common share plus change in accumulated dividends	23.0%	35.9%	(3.3%)	21.9%	43.6%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the year ended December 31, 2010, compared with the year ended December 31, 2009 and the year ended December 31, 2009, compared with the year ended December 31, 2008. The following also includes a discussion of our liquidity and capital resources at December 31, 2010. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

OVERVIEW

RenaissanceRe was established in Bermuda in 1993 to write principally property catastrophe reinsurance and today is a leading global provider of reinsurance and insurance coverages and related services. Our aspiration is to be the world’s best underwriter of high-severity, low frequency risks. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers, for assessing and managing risk, delivering responsive solutions, and keeping our promises. We accomplish this by leveraging our core capabilities of risk assessment and information management, and by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets. Overall, our strategy focuses on superior risk selection, customer relationships and capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s financial performance, and believe we have delivered superior performance in respect of this measure over time.

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

Our expenses primarily consist of: 1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; 2) acquisition costs which typically represent a percentage of the premiums we write; 3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; 4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company; 5) redeemable noncontrolling interest – DaVinciRe, which represents the interest of third parties with respect to the net income of DaVinciRe; and 6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.

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

Discontinued Operations

On November 18, 2010, we entered into a Stock Purchase Agreement with QBE to sell substantially all of our U.S.-based insurance operations, including our U.S. property and casualty business underwritten through managing general agents, our crop insurance business underwritten through Agro National, our commercial property insurance operations and our claims operations. The Company has classified the assets and liabilities associated with this transaction as held for sale and its financial results are reflected in our Consolidated Financial Statements as “discontinued operations.” See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information.

Consideration for the transaction is book value at December 31, 2010, for the aforementioned businesses, currently estimated to be $283.4 million, payable in cash at closing and subject to adjustment for certain tax and other items. The transaction is expected to close in early 2011 and is subject to regulatory approvals and customary closing conditions.

Segments

Our reportable segments include: (1) Reinsurance, (2) Lloyd’s and (3) Insurance.

Reinsurance

Our Reinsurance segment has two main units:

(1)	Property catastrophe reinsurance, written for our own account, and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

(2)	Specialty reinsurance, written for our own account, and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, political risk, trade credit, medical malpractice, financial, mortgage guarantee, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. We are seeking to expand our specialty reinsurance operations over time, although we cannot assure you that we will do so, particularly in light of current and forecasted market conditions.

Lloyd’s

Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe CCL, an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. The results of Syndicate 1458 were not significant to our overall consolidated results of operations and financial position during 2009; however, we expect its absolute and relative contributions to our consolidated results of operations to grow over time.

Insurance

Our Insurance segment includes the insurance policies previously written in connection with our Bermuda-based insurance operations which were not included in the Stock Purchase Agreement with QBE. Our Insurance segment is managed by the Global Chief Underwriting Officer. The Bermuda-based insurance business is written by Glencoe, a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Although we are not actively underwriting new business in the Insurance segment, we may from time to time evaluate potential new business opportunities for our Insurance segment.

Other

Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, such as our investments in the Tower Hill Companies, Essent Group Ltd. and the Angus Fund, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our weather and energy risk management operations primarily through Renaissance Trading and REAL, (3) our investment unit which manages and invests the funds generated by our consolidated operations and (4) corporate expenses, capital services costs and noncontrolling interests.

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

We regularly review potential strategic transactions that might improve our portfolio of business, enhance or focus our strategies, expand our distribution or capabilities, or to seek other benefits. In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. While we regularly review potential strategic transactions and periodically engage in discussions regarding possible transactions, there can be no assurance that we will complete any such transactions or that any such transaction would be successful or materially enhance our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

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

With respect to our Reinsurance operations, since 1993 we have developed and continuously seek to improve our proprietary, computer-based pricing and exposure management system, REMS©. We believe that REMS©, as updated from time to time, is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant competitive advantage. REMS© was originally developed to analyze catastrophe risks, though we continuously seek ways to enhance the program in order to analyze other classes of risk.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

Claims and Claim Expense Reserves

General Description

We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of IBNR.

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2010 and 2009:

At December 31, 2010	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290

Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd’s	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142

Total	$316,793	$351,589	$589,461	$1,257,843

At December 31, 2009
(in thousands)

Catastrophe	$165,153	$148,252	$258,451	$571,856
Specialty	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Insurance	76,489	3,658	88,326	168,473

Total	$361,316	$253,522	$729,595	$1,344,433

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the year ended December 31, 2010, changes to prior year estimated claims reserves increased our net income by $302.1 million (2009 – $266.2 million, 2008 – $196.9 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax benefit (expense).

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

We recorded $540.5 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in 2008. In 2010, we recorded $159.7 million, $166.8 million and $23.0 million of gross claims and claim expenses as a result of losses arising from the Chilean earthquake, the New Zealand earthquake and the Australian flooding, respectively. Our estimates of losses from these events are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for these 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the 2010 earthquakes); and in the case of the Australian flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, and those of 2008, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Our reserving techniques, assumptions and processes differ between our catastrophe and specialty units within our Reinsurance segment. Following is a discussion of the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

Reinsurance Segment

Property Catastrophe Reinsurance

Within our catastrophe unit, we principally write property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes. Under these contracts, we indemnify an insurer or reinsurer when its aggregate paid claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in the contract, up to an amount per loss specified in the contract. Our most significant exposure is to losses from earthquakes and hurricanes and other windstorms, although we are also exposed to claims arising from other catastrophes, such as tsunamis, freezes, floods, fires, tornadoes, explosions and acts of terrorism. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property catastrophe reinsurance contracts when arising from a covered peril. Our coverages are offered on either a worldwide basis or are limited to selected geographic areas.

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

For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing Catastrophe Bulletins published by Property Claim Services for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we generally make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. Approximately one year from the date of loss for these small events, we estimate IBNR for these events by using an actuarial technique. The actuarial technique is to use the paid Bornhuetter-Ferguson actuarial method in estimating IBNR. The paid Bornhuetter-Ferguson actuarial method loss development factors are selected based on a review of our historical experience and these factors are reviewed at least annually. There were no changes to the paid loss development factors over the last three years.

In general, our property catastrophe reinsurance reserves for our more recent reinsured catastrophic events are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, uncertainty due to complex legal and coverage issues that can arise out of large or complex catastrophic events such as the events of September 11, 2001 and hurricane Katrina, and uncertainty as to the magnitude of claims incurred by our customers. As our property catastrophe reinsurance claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As seen in the Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis table below, 61.5% of our inception to date claims and claim expenses in our catastrophe unit were incurred in the 2004, 2005 and 2008 accident years, due principally to the losses from hurricanes Charley, Frances, Ivan, Jeanne, Katrina, Rita, Wilma, Gustav and Ike. Due to the size and complexity of the losses in these accident years, there still remains considerable uncertainty as to the ultimate settlement costs associated with these accident years.

In 2009, we reviewed our processes and methodology for estimating the ultimate expected cost to settle all claims arising from certain mature large U.S. hurricanes. During this process, we evaluated several actuarial methodologies including using paid loss development factors, reported loss development factors and ratios of IBNR to case reserves. In this review, among other things, we looked at our historical claims experience on these mature large U.S. hurricanes, the number of claims associated with these mature large U.S. hurricanes and available industry claims information on the same or similar events. We determined that the use of the reported loss development factor methodology for these mature large U.S. hurricanes would provide us with the best estimate of ultimate losses in respect of these events. Currently, we believe this approach is only applicable for the 2004 and 2005 large hurricanes as we believe that (i) these events have a large enough number of reported claims to be statistically sound, (ii) these events have available industry reported claims information to supplement our own historical reported loss information, and (iii) a sufficient amount of time has passed from the date of loss that the use of an actuarial method could assist in estimating the ultimate costs. We implemented this actuarial methodology in the fourth quarter of 2009 with respect to our 2004 and 2005 hurricane losses. In the future, we expect to evaluate applying this methodology to other mature large U.S. hurricanes as we deem appropriate. In implementing this actuarial technique, we adjusted our ultimate losses at December 31, 2009 on the 2004 hurricanes from 96.6% reported to 98.1% reported and from 93.6% reported to 95.8% reported for the 2005 hurricanes. The impact of these changes within our catastrophe unit was a decrease in ultimate losses on the 2004 hurricanes by $12.3 million and by $28.1 million for our 2005 hurricane losses. The net positive impact to our financial results was $26.9 million after considering offsetting changes in reinsurance recoveries, reinstatement premiums, profit commissions and redeemable noncontrolling interest – DaVinciRe. At December 31, 2010, we estimate our reported losses are 99.3% and 98.1% reported for the 2004 and 2005 hurricanes, respectively.

Within our property catastrophe reinsurance business, we seek to review our claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist us in developing a best estimate. This process is judgmental in that it involves reviewing changes in paid and reported losses each period and adjusting our estimates of the ultimate expected losses for each event if there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the years ended December 31, 2010, 2009 and 2008, changes to our prior year estimated claims reserves in our catastrophe unit increased our net income by $157.5 million, $184.4 million and $131.6 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax benefit (expense).

The favorable development on prior year reserves in 2010 within the Company’s catastrophe unit of $157.5 million was due to reductions of $33.6 million to the estimated ultimate losses of mature, large, mainly international catastrophe events, combined with reductions in net ultimate losses associated with the 2005 Buncefield Oil Depot loss of $27.4 million, the 2005 hurricanes of $25.5 million, the 2008 hurricanes of $10.9 million, European windstorm Klaus of $8.0 million and the 2004 hurricanes of $8.1 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes.

The favorable development within our catastrophe unit of $184.4 million in 2009 was principally attributable to a reduction in ultimate net losses associated with the 2008 hurricanes of $44.7 million; the 2005 hurricanes of $25.5 million, the 2007 European windstorm Kyrill of $16.7 million, the 2007 California wildfires of $14.1 million, the 2007 flooding in the U.K. of $14.6 million and the 2004 hurricanes of $11.3 million, due to better than expected reported claims activity, and with respect to the 2004 and 2005 hurricanes, the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, as discussed in more detail above. The remaining favorable development within our catastrophe unit was due to a reduction of ultimate net losses on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires, tornadoes which occurred during the 2006 through 2008 accident years.

Actual Results vs. Initial Estimates

The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our catastrophe unit. As discussed above, the key assumption in estimating reserves for our catastrophe unit is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2008, 2009 and 2010, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2010 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2010 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries. It also does not consider the impact of loss related premium or redeemable noncontrolling interest – DaVinciRe.

Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages) Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves as of December 31, 2010	% of Claims and Claim Expenses Unpaid as of December 31, 2010
		2008	2009	2010
1994	$100,816	$137,396	$138,107	$137,135	$(36,319)	(36.0%)	$521	0.4%
1995	72,561	64,086	61,393	61,348	11,213	15.5%	52	0.1%
1996	67,671	45,855	45,213	45,214	22,457	33.2%	23	0.1%
1997	43,050	7,203	9,046	9,046	34,004	79.0%	10	0.1%
1998	129,171	154,701	154,670	151,755	(22,584)	(17.5%)	458	0.3%
1999	267,981	207,884	208,367	199,097	68,884	25.7%	1,322	0.7%
2000	54,600	18,793	17,716	17,794	36,806	67.4%	98	0.6%
2001	257,285	220,220	219,875	212,678	44,607	17.3%	13,243	6.2%
2002	155,573	73,353	71,534	65,486	90,087	57.9%	1,081	1.7%
2003	126,312	76,736	75,958	68,892	57,420	45.5%	1,596	2.3%
2004	762,392	846,652	830,453	821,350	(58,958)	(7.7%)	12,031	1.5%
2005	1,473,974	1,380,484	1,348,146	1,283,225	190,749	12.9%	44,264	3.4%
2006	121,754	63,153	61,387	60,413	61,341	50.4%	3,522	5.8%
2007	245,892	210,447	151,956	150,809	95,083	38.7%	53,576	35.5%
2008	599,481	599,481	506,721	480,907	118,574	19.8%	144,425	30.0%
2009	90,800	—	90,800	53,991	36,809	40.5%	20,642	38.2%
2010	385,207	—	—	385,207	—	—	320,516	83.2%

	$4,954,520	$4,106,444	$3,991,342	$4,204,347	$750,173	16.4%	$617,380	14.7%

As quantified in the table above, since the inception of the Company in 1993, while we have experienced adverse development from time to time, on a cumulative basis we have experienced $750.2 million of net favorable development on the run-off of our gross reserves within our catastrophe unit. This represents 16.4% of our initial estimated gross claims and claim expenses for accident years 2009 and prior of $4.6 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2010, compared to our initial estimates of ultimate claims and claim expenses, as of the end of each accident year. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year in amounts that exceed our inception to date percentage of 16.4%. For example, our 2005 accident year developed favorably by $190.7 million, which is 12.9% better than our initial estimates of claims and claim expenses for the 2005 accident year as estimated as of December 31, 2005, while our 2004 accident year developed unfavorably by $59.0 million, or negative 7.7%. On a net basis our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, and redeemable noncontrolling interest for changes in claims and claim expenses that impact DaVinciRe, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.

The percentage of claims unpaid at December 31, 2010 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2004 accident year have to date been paid quickly compared to prior accident years. This is due to the fact that hurricanes Charley, Frances, Ivan and Jeanne which occurred in 2004 have been relatively rapid claims paying events. This is driven in part by the mix of our business in Florida, which primarily includes property catastrophe excess of loss reinsurance for personal lines property coverage, rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, our 2001 accident year, which includes losses from the events of September 11, 2001, and our 2005 accident year, which includes significant losses from hurricane Katrina, includes a higher mix of commercial business and retrocessional coverage where the underlying claims of our cedants tend to be settled and paid more slowly. In addition, claims from our underlying cedants for the 2001 and 2005 accident years are subject to more complex coverage and legal matters due to the complexity of the catastrophic events taking place in those years.

Sensitivity Analysis

The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2010 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events within our property catastrophe reinsurance business unit. The reasonably likely changes are based on an historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2010	$ Impact of Change in Ultimate Claims and Claim Expenses at December 31, 2010	% Impact of Change in Ultimate Claims and Claim Expenses at December 31, 2010	% Impact of Change on Net Income for the Year Ended December 31, 2010	% Impact of Change on Shareholders’ Equity at December 31, 2010
Higher	$4,510,258	$305,911	24.3%	(35.5%)	(7.8%)
Recorded	4,204,347	—	—	—	—
Lower	$3,898,436	$(305,911)	(24.3%)	35.5%	7.8%
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

Our processes and methodologies in respect of loss estimation for the coverages we offer through our specialty reinsurance operation differ from those used for our property catastrophe-oriented coverages. For example, our specialty reinsurance coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which we believe gives rise to greater uncertainty in our claims reserves. Moreover, in reserving for our specialty reinsurance coverages we do not have the benefit of a significant amount of our own historical experience in certain of these lines and may have little or no related corporate reserving history in new lines. We believe this makes our specialty reinsurance reserving subject to greater uncertainty than our catastrophe unit.

When initially developing our reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and reported loss development methods. We elected to use the Bornhuetter-Ferguson actuarial method because this method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that losses are not paid or reported, and it assumes that past experience is not fully representative of the future. As the Company’s reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. We reevaluate our actuarial reserving techniques on a periodic basis.

The utilization of the Bornhuetter-Ferguson actuarial method requires us to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and expected loss reporting patterns by reviewing industry standards and adjusting these standards based upon the terms of the coverages we offer. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. Our estimate of IBNR is the product of the premium we have earned, the initial expected ultimate claims and claim expense ratio and the percentage of estimated unreported losses. In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occur, following a process that is similar to our catastrophe unit described above.

Within our specialty reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Typically, our quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing our overall experience by underwriting year and in the aggregate. We monitor our expected ultimate claims and claim expense ratios and expected loss reporting assumptions on a quarterly basis and compare them to our actual experience. These actuarial assumptions are generally reviewed annually, based on input from our actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage we provide, changes in industry standards, as well as our actual experience, to the extent we have enough data to rely on our own experience. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. During the years ended December 31, 2010, 2009 and 2008, changes to our prior year estimated claims reserves in our specialty reinsurance unit increased our net income by $128.6 million, $65.1 million and $56.5 million, respectively, excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax benefit (expense).

The favorable development within the Company’s specialty unit in 2010 of $128.6 million includes $31.4 million associated with actuarial assumption changes made in 2010, principally in the Company’s casualty clash and surety lines of business, and partially offset by an increase in reserves within the Company’s workers compensation per risk line of business, as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected: $25.9 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and the remainder due to reported losses coming in better than expected in 2010 on prior accident years events.

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

Actual vs. Initial Estimated Specialty Reinsurance Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2008	December 31, 2009	December 31, 2010
2002	77.2%	24.7%	22.4%	21.5%
2003	76.8%	30.3%	29.8%	28.1%
2004	78.2%	46.1%	41.1%	40.1%
2005	78.2%	42.4%	38.7%	31.6%
2006	76.6%	55.1%	47.9%	36.9%
2007	62.9%	73.9%	64.7%	55.5%
2008	57.9%	89.4%	97.5%	77.1%
2009	68.6%	—	57.4%	50.9%
2010	57.7%	—	—	84.1%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our specialty reinsurance unit as of the end of each calendar year. Until 2007, our initial estimated ultimate remained relatively constant between 76.6% in 2006 and 78.2% in 2004 and 2005. This reflects the fact that management had not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The principal reason for the modest changes from one underwriting year to the next is that the mix of business has changed. For example, the mix of business for the 2007 through 2010 underwriting years have a lower initial expected ultimate claims and claim expense ratio than in prior years as it is more heavily weighted to business that is expected to produce a lower level of losses. The decrease in the initial estimated ultimate claims and claim expense ratio from 2006 and prior to 2007 through 2010 also reflects assumption changes made for certain classes of business where our experience, and the industry experience in general, has been better than expected and, as a result, we decreased our initial estimated ultimate claims and claim expense ratio for these classes of business. The decrease in the initial estimated ultimate claims and claim expense ratio for 2010, compared to 2009, is principally due to a shift in the mix of business to lower expected loss ratio business, combined with shifts in our assumptions around modeled expected loss ratios and expected reporting patterns. The estimated ultimate net claims and claim expense ratio at December 31, 2010 of 84.1%, increased from the initial estimate of 57.6% primarily as a result of several relatively large claims incurred in 2010 including those associated with the Chilean earthquake, tropical cyclone Tasha, the Deepwater Horizon oil rig event and the Pacific Gas and Electric Co. explosion in San Francisco, California.

As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios decreased significantly from the initial estimates for the 2002 through 2006 underwriting years. This was principally due to our 2005 reserve review. During our 2005 reserve review, we further segmented the specialty business with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance re-estimated ultimate claims and claim expense reserves in 2005. Subsequent to this reserve review, the results of our specialty book of business have been mixed. The 2006 underwriting year includes favorable development as actual paid and reported losses during 2006 have overall been less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this year. However, the 2008 underwriting year has performed worse than expected and our current estimates are higher than our initial estimates. This is due in part to the losses in our casualty clash line of business in 2008, associated with exposure to the deterioration of the credit and capital markets in 2008 as well as the Madoff matter discovered in the fourth quarter of 2008. As noted above, our specialty reinsurance business is in general characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long-term trends or industry standards may imply.

As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the events which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2010 impacting our specialty unit principally include hurricanes Katrina, Rita and Wilma, which occurred in 2005. Our estimate of ultimate net claims and claim expenses from hurricanes Katrina, Rita and Wilma, within our specialty reinsurance unit, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $98.8 million, $77.1 million, $73.1 million, $73.1 million, $63.1 million and $57.8 million at December 31, 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Sensitivity Analysis

The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2010 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2010 claims and claim expense reserves within our specialty reinsurance business unit. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages) Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses at December 31, 2010	% Impact of Change in Reserves for Claims and Claim Expenses at December 31, 2010	% Impact of Change in Net Income for the Year Ended December 31, 2010	% Impact of Change in Shareholders’ Equity at December 31, 2010
Increase expected claims and claim expense ratio by 25%	Slower reporting	$183,234	14.6%	(21.3%)	(4.7%)
Increase expected claims and claim expense ratio by 25%	Expected reporting	87,686	7.0%	(10.2%)	(2.2%)
Increase expected claims and claim expense ratio by 25%	Faster reporting	13,112	1.0%	(1.5%)	(0.3%)
Expected claims and claim expense ratio	Slower reporting	76,439	6.1%	(8.9%)	(1.9%)
Expected claims and claim expense ratio	Expected reporting	—	—	—	—
Expected claims and claim expense ratio	Faster reporting	(59,659)	(4.7%)	6.9%	1.5%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(30,357)	(2.4%)	3.5%	0.8%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(87,686)	(7.0%)	10.2%	2.2%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(132,430)	(10.5%)	15.4%	3.4%

We believe that ultimate claims and claim expense ratios 25.0 percentage points above or below our estimated assumptions constitute reasonably likely outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments that we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

Lloyd’s Segment

Within our Lloyd’s segment, we write property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes, a number of specialty reinsurance lines and insurance policies and quota share reinsurance that involves understanding the characteristics of the underlying insurance policy.

We use the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within our Lloyd’s segment for our specialty reinsurance and insurance lines of business. The comments discussed above relating to our reserving techniques and processes for our specialty reinsurance unit apply to the specialty reinsurance and insurance lines of business within our Lloyd’s segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our catastrophe unit as noted above.

Actual Results vs. Initial Estimates

The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our Lloyd’s segment associated with catastrophe losses. Similar to our catastrophe unit above, the key assumption in estimating reserves for catastrophe losses in our Lloyd’s segment is our estimate of the ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2008, 2009 and 2010, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2010 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2010 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries or loss related premium such as reinstatement premium.

Actual vs. Initial Estimated Lloyd’s Segment Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages) Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves at December 31, 2010	% of Claims and Claim Expenses Unpaid at December 31, 2010
		2008	2009	2010
2010	$5,277	n/a	n/a	$5,277	$—	—	$5,277	100.0%

As shown in the table above, due to the fact that we commenced writing business within our Lloyd’s segment in mid-2009 and the segment has only been impacted by one catastrophe, namely the New Zealand earthquake in 2010, the initial estimate of accident year claims and claim expenses is equal to the claims and claim expense at December 31, 2010 of $5.3 million.

Actual vs. Initial Estimated Lloyd’s Segment Specialty Reinsurance Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

The Actual vs. Initial Estimated Ultimate Claims and Claim Expense Ratio table below summarizes our key actuarial assumptions in reserving for our specialty reinsurance and insurance lines of business in our Lloyd’s segment. As noted above, the key actuarial assumptions include the estimated ultimate claims and claim expense ratios and the estimated loss reporting patterns. The table shows our initial estimates of the ultimate claims and claim expense ratio by underwriting year. The initial estimate is based on the actuarial assumptions that were in place at the end of that year. A decrease in the ultimate claims and claim expense ratio implies that our current estimates are lower than our initial estimates while an increase in the ultimate claims and claim expense ratio implies that our current estimates are higher than our initial estimates. The result would be a corresponding favorable impact on shareholders’ equity and net income or a corresponding unfavorable impact on shareholders’ equity and net income, respectively. The table below reflects a summary of the weighted average assumptions for all classes of specialty reinsurance business in our Lloyd’s segment. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries or loss related premium such as reinstatement premium.

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2008	December 31, 2009	December 31, 2010
2010	63.3%	—	—	62.7%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within specialty insurance and reinsurance in our Lloyd’s segment as of the end of each calendar year.

Sensitivity Analysis

The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2010 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events associated with property catastrophe reinsurance business within our Lloyd’s segment. The reasonably likely changes are based on a historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year.

Lloyd’s Segment Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2010	$ Impact of Change in Ultimate Claims and Claim Expenses at December 31, 2010	% Impact of Change in Ultimate Claims and Claim Expenses at December 31, 2010	% Impact of Change on Net Income for the Year Ended December 31, 2010	% Impact of Change on Shareholders’ Equity at December 31, 2010
Higher	$10,554	$5,277	0.4%	(0.6%)	(0.1%)
Recorded	5,277	—	—	—	—
Lower	$—	$(5,277)	(0.4%)	0.6%	0.1%

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

Lloyd’s Segment Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages) Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses at December 31, 2010	% Impact of Change in Reserves for Claims and Claim Expenses at December 31, 2010	% Impact of Change in Net Income for the Year Ended December 31, 2010	% Impact of Change in Shareholders’ Equity at December 31, 2010
Increase expected claims and claim expense ratio by 25%	Slower reporting	$5,114	0.4%	(0.6%)	(0.1%)
Increase expected claims and claim expense ratio by 25%	Expected reporting	3,246	0.3%	(0.4%)	(0.1%)
Increase expected claims and claim expense ratio by 25%	Faster reporting	(246)	—	—	—
Expected claims and claim expense ratio	Slower reporting	1,494	0.1%	(0.2%)	—
Expected claims and claim expense ratio	Expected reporting	—	—	—	—
Expected claims and claim expense ratio	Faster reporting	(2,794)	(0.2%)	0.3%	0.1%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(2,125)	(0.2%)	0.2%	0.1%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(3,246)	(0.3%)	0.4%	0.1%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(5,342)	(0.4%)	0.6%	0.1%

We believe that ultimate claims and claim expense ratios 25.0 percentage points above or below our estimated assumptions constitute reasonably likely outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments that we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

Insurance Segment

We define our Insurance segment to include underwriting that involves understanding the characteristics of the underlying insurance policy. Our principal contracts currently include insurance policies and quota share reinsurance with respect to risks including: 1) commercial property, which principally includes catastrophe-exposed commercial property products; 2) commercial multi-line, which includes commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 3) personal lines property, which principally includes homeowners personal lines property coverage and catastrophe exposed personal lines property coverage.

We use the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within our Insurance segment for our property and casualty insurance and quota share reinsurance business. The comments discussed above relating to our reserving techniques and processes for our specialty reinsurance unit within our Reinsurance segment also apply to our Insurance segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our catastrophe unit.

During the years ended December 31, 2010, 2009 and 2008, changes to our prior year estimated claims reserves in our Insurance segment increased our net income by $15.9 million, $16.7 million and $8.8 million, respectively, excluding the consideration of changes in reinstatement premiums and profit commissions.

The favorable development on prior year reserves in 2010, 2009 and 2008 is primarily due to actual reported loss activity being more favorable to date than what was originally anticipated when setting the initial reserves, and in 2009, also due to $2.1 million related to the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for the 2004 and 2005 hurricanes, as discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves, Insurance”.

Actual Results vs. Initial Estimates

The Actual vs. Initial Estimated Ultimate Claims and Claim Expense Ratio table below summarizes our key actuarial assumptions in reserving for our Insurance segment. As noted above, the key actuarial assumptions include the estimated ultimate claims and claim expense ratios and the estimated loss reporting patterns. The table shows our initial estimates of the ultimate claims and claim expense ratios by accident year. The table shows how our initial estimates of these ratios have developed over time with the re-estimated ratios reflecting a combination of the amount and timing of paid and reported losses compared to our initial estimates. The initial estimate is based on the actuarial assumptions that were in place at the end of that year. A decrease in the ultimate claims and claim expense ratio implies that our current estimates are lower than our initial estimates while an increase in the ultimate claims and claim expense ratio implies that our current estimates are higher than our initial estimates. The result would be a corresponding favorable impact on shareholders’ equity and net income or a corresponding unfavorable impact on shareholders’ equity and net income, respectively. The table also shows how our initial estimated ultimate claims and claim expense ratios have changed from one accident year to the next. The table below reflects a summary of the weighted average assumptions for all classes of business written within our Insurance segment. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries or loss related premium.

Actual vs. Initial Estimated Insurance Segment Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Expected Ultimate Claims and Claim Expense Ratio
		Re-estimate at
Underwriting Year	Initial Estimate	December 31, 2008	December 31, 2009	December 31, 2010
2003	55.3%	30.3%	30.6%	30.6%
2004	50.2%	48.5%	46.6%	45.1%
2005	45.0%	51.6%	47.5%	46.5%
2006	47.4%	40.6%	39.9%	36.6%
2007	45.7%	34.2%	27.0%	24.3%
2008	46.0%	78.1%	70.6%	68.0%
2009	53.0%	—	89.8%	66.7%
2010	57.9%	—	—	129.5%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our Insurance segment as of the end of each calendar year. Our initial estimated ultimate remained relatively constant between 2005 and 2008. This reflects the fact that management has not made significant changes to its estimated initial expected ultimate claims and claim expense ratio from one period to the next during that period. The principal reason for the changes from one year to the next, for example, the 2009 and 2010 underwriting years, is that the mix of business has changed. As each underwriting year has developed, our re-estimated ultimate claims and claim expense ratios have generally been reduced until recently. This reflects the impact of actual experience in our Insurance business where actual paid and reported losses to date for attritional losses are less than originally expected. For the years 2008 through 2010, our re-estimated ultimate claims and claim expense ratios increased from the initial estimate due to reported losses exceeding our initial estimate within our Insurance segment’s commercial property line of business, combined with a relatively low level of net premiums earned during those periods for our commercial property line of business. As described above, under the Bornhuetter-Ferguson actuarial method less weight is placed on initial estimates and more weight is placed on actual experience as our claims and claim expense reserves age.

As noted above, some of our Insurance contracts are exposed to claims and claim expenses from large natural and man-made catastrophes. Claims and claim expenses from these large catastrophes are reserved for after the event which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2004 to 2008 principally include hurricanes Charley, Frances, Ivan and Jeanne in 2004, hurricanes Katrina, Rita and Wilma in 2005, and hurricanes Gustav and Ike in 2008. Our ultimate claims and claim expenses from these events within our Insurance segment are shown in the table below.

(in thousands)		Re-estimated Claims and Claim Expenses at
Events (Accident Year)	Initial Estimate of Accident Year Claims and Claim Expenses	December 31, 2008	December 31, 2009	December 31, 2010	Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves at December 31, 2010	% of Claims and Claim Expenses Unpaid at December 31, 2010
Charley, Frances, Ivan and Jeanne (2004)	$210,323	$248,701	$250,493	$249,949	$(39,626)	(18.8%)	$1,262	0.5%
Katrina, Rita and Wilma (2005)	311,312	298,121	295,765	297,596	13,716	4.4%	5,612	1.9%
Gustav and Ike (2008)	19,258	19,258	19,410	19,849	(591)	(3.1%)	7,334	36.9%

	$540,893	$566,080	$565,668	$567,394	$(26,501)	(4.9)%	$14,208	2.5%

Sensitivity Analysis

The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2010 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2010 claims and claim expense reserves within our Insurance segment. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries or loss related premium and is before tax.

Insurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages) Estimated Ultimate Claims and Claim Expense Ratio	Estimated Loss Reporting Pattern	$ Impact of Change in Reserves for Claims and Claim Expenses at December 31, 2010	% Impact of Change in Reserves for Claims and Claim Expenses at December 31, 2010	% Impact of Change in Net Income for the Year Ended December 31, 2010	% Impact of Change in Shareholders’ Equity at December 31, 2010
Increase expected claims and claim expense ratio by 25%	Slower reporting	$51,933	4.1%	(6.0%)	(1.3%)
Increase expected claims and claim expense ratio by 25%	Expected reporting	15,721	1.2%	(1.8%)	(0.4%)
Increase expected claims and claim expense ratio by 25%	Faster reporting	(3,005)	(0.2%)	0.3%	0.1%
Expected claims and claim expense ratio	Slower reporting	28,970	2.3%	(3.4%)	(0.7%)
Expected claims and claim expense ratio	Expected reporting	—	—	—	—
Expected claims and claim expense ratio	Faster reporting	(14,980)	(1.2%)	1.7%	0.4%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	6,007	0.5%	(0.7%)	(0.2%)
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(15,721)	(1.2%)	1.8%	0.4%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(26,956)	(2.1%)	3.1%	0.7%

We believe that ultimate claims and claim expense ratios 25.0 percentage points above or below our estimated assumptions constitute reasonably likely outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments that we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to our reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.

Reinsurance Recoverable

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

The estimate of reinsurance recoverable can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading “Claims and Claim Expense Reserves” above. In particular, reinsurance recoverable may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors. Reinsurance recoverable on dual trigger reinsurance contracts require us to estimate our ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured losses for the industry as a whole that will be reported by the applicable statistical reporting agency, as per the contract terms. In addition, the level of our additional case reserves and IBNR reserves has a significant impact on reinsurance recoverable. These factors can impact the amount and timing of the reinsurance recoverable to be recorded.

The majority of the balance we have accrued as recoverable will not be due for collection until some point in the future. The amounts recoverable ultimately collected are open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency and elective run-off, contractual dispute and various other reasons. In addition, because the majority of the balances recoverable will not be collected for some time, economic conditions as well as the financial and operational performance of a particular reinsurer may change, and these changes may affect the reinsurer’s willingness and ability to meet their contractual obligations to us. To reflect these uncertainties, we estimate and record a valuation allowance for potential uncollectible reinsurance recoverable which reduces reinsurance recoverable and net earnings.

We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against reinsurance recoverable was $3.5 million at December 31, 2010 (2009 – $7.6 million). The reinsurers with the three largest balances accounted for 31.7%, 13.7% and 12.7%, respectively, of our reinsurance recoverable balance at December 31, 2010 (2009 – 29.2%, 19.7% and 13.7%, respectively). The three largest company-specific components of the valuation allowance represented 57.0%, 24.9% and 3.7%, respectively, of our total valuation allowance at December 31, 2010 (2009 –29.8%, 26.3% and 12.3%, respectively).

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Fair Value Measurements and Disclosures prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Fair values determined by Level 1 inputs utilize unadjusted quoted prices obtained from active markets for identical assets or liabilities for which we have access to. The fair value is determined by multiplying the quoted price by the quantity held by us;

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement of the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we considers factors specific to the asset or liability.

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

There have been no material changes in our valuation techniques in the period represented by these consolidated financial statements.

See “Note 7. Fair Value Measurements in our Notes to Consolidated Financial Statements” for additional information about fair value measurements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount of such assets and liabilities on our consolidated balance sheet:

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)

Assets
Fixed maturity investments	$4,116,697	$761,461	$3,333,451	$21,785
Short term investments	1,110,364	—	1,110,364	—
Other investments	787,548	—	425,446	362,102
Other secured assets	14,250	—	14,250	—
Other assets and (liabilities) (1)	63,019	(4,650)	51,170	16,499

	$6,091,878	$756,811	$4,934,681	$400,386

Percentage of total fair value assets and liabilities	100.0%	12.4%	81.0%	6.6%

(1)	Other assets of $3.9 million, $51.3 million and $31.5 million are included in Level 1, Level 2 and Level 3, respectively. Other liabilities of $8.5 million, $0.1 million and $15.0 million are included in Level 1, Level 2 and Level 3, respectively.

As at December 31, 2010, we classified $415.4 million and $15.0 million of assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 5.1% and 0.4% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.

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

Fixed Maturity Investments Available For Sale

Pursuant to authoritative GAAP guidance effective April 1, 2009, our quarterly process for assessing whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other-than-temporary includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if we have the intent to sell the debt security or (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security.

In assessing our intent to sell securities, our procedures may include actions such as discussing planned sales with our third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of our intent to sell or hold the relevant securities. The Company recognized a total of $nil of other-than-temporary impairments due to our intent to sell these securities during the year ended December 31, 2010 (2009 – $1.3 million).

In assessing whether it is more likely than not that we will be required to sell a security before its anticipated recovery, we consider various factors including our future cash flow forecasts and requirements, legal and regulatory requirements, the level of our cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2010, we recognized $nil of other-than-temporary impairments due to required sales (2009 – $nil).

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

Once we determine that it is possible that a credit loss may exist for a security, we perform a detailed review of the cash flows expected to be collected from the issuer. We estimate expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the year ended December 31, 2010, we recognized $0.8 million and $2 thousand of credit related other-than-temporary impairments which were recognized in earnings and other than-temporary impairments related to other factors which were recognized in other comprehensive income, respectively (2009 – $21.2 million and $4.5 million, respectively). At December 31, 2010, our gross unrealized losses on fixed maturity investments available for sale totaled $0.7 million.

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $24.8 million of net unrealized gains on these securities in our consolidated statements of operations in 2010 (2009 – net unrealized losses of $10.8 million). We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded currently in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Investments in Other Ventures, Under Equity Method

Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is impaired and is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2010, we had $85.6 million (2009 – $97.3 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $8.5 million of goodwill and $29.7 million of other intangible assets (2009 – $8.5 million and $35.3 million).

In determining whether an equity method investment is impaired, we look at a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investees’ management, and our intent and ability to hold the investment until it recovers in value. In doing this, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. During the year ended December 31, 2010, we recorded $0.8 million (2009 – $nil, 2008 – $1.0 million) in other-than-temporary impairment charges related to investments in other ventures, under the equity method.

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

We test goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets and is tested based on the cash flows they produce. There are generally many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. As at December 31, 2010, excluding the amounts recorded in investments in other ventures, under equity method, as noted above, our consolidated balance sheets include $8.2 million of goodwill (2009 – $8.2 million) and $6.5 million of other intangible assets (2009 – $7.1 million). As part of the annual impairment evaluation noted above, no reporting units were identified to be at risk of failing step one of the process for recognition and measurement of an impairment loss in accordance with ASC Topic Intangibles – Goodwill and Other. Impairment charges were $nil during 2010 (2009 – $nil, 2008 – $nil).

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

In our Insurance business, it is often necessary to estimate portions of premiums written from quota-share contracts and the related commission expense. Management estimates these amounts based on discussions with ceding companies, together with historical experience and judgment. Total premiums written estimated in our Insurance segment at December 31, 2010 were $0.2 million (2009 – $5.6 million, 2008 – $12.9 million), and total estimated premiums earned were $nil (2009 – $1.2 million, 2008 – $2.5 million). Total earned commissions estimated at December 31, 2010 were $6.1 million (2009 – $3.2 million, 2008 – $2.4 million). Management tracks the actual premium received and commissions incurred and compares this to the estimates previously booked. Such estimates are subject to adjustment in subsequent periods when actual figures are recorded. To date, such subsequent adjustments have not been material.

SUMMARY OF RESULTS OF OPERATIONS FOR 2010, 2009 AND 2008

Year ended December 31,	2010	2009	2008
(in thousands, except per share amounts and ratios)

Highlights

Gross premiums written	$1,165,295	$1,228,881	$1,242,287
Net premiums written	848,965	838,333	935,500
Net premiums earned	864,921	882,204	984,448
Net claims and claim expenses incurred	129,345	(70,698)	481,498
Underwriting income	474,573	695,200	266,920
Net investment income	203,955	318,179	13,879
Net realized and unrealized gains on fixed maturity investments	144,444	93,679	11,462
Net other-than-temporary impairments	(829)	(22,450)	(214,897)
Income from continuing operations	798,482	1,045,959	50,307
Income from discontinued operations	62,670	6,700	33,846

Net income	861,152	1,052,659	84,153
Net income (loss) available (attributable) to RenaissanceRe common shareholders	702,613	838,858	(13,280)

Total assets	$8,138,278	$7,926,212	$8,155,609
Total shareholders’ equity attributable to RenaissanceRe	$3,936,325	$3,840,786	$3,032,743

Per share data

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$11.18	$13.29	$(0.75)

Income from discontinued operations per common share – diluted	1.13	0.11	0.54

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$12.31	$13.40	$(0.21)

Dividends per common share	$1.00	$0.96	$0.92

Book value per common share	$62.58	$51.68	$38.74
Accumulated dividends per common share	9.88	8.88	7.92

Book value per common share plus accumulated dividends	$72.46	$60.56	$46.66

Change in book value per common share plus change in accumulated dividends	23.0%	35.9%	(3.3%)

Key ratios

Net claims and claim expense ratio – current accident year	49.9%	22.2%	68.9%
Net claims and claim expense ratio – prior accident years	(34.9%)	(30.2%)	(20.0%)

Net claims and claim expense ratio – calendar year	15.0%	(8.0%)	48.9%
Underwriting expense ratio	30.1%	29.2%	24.0%

Combined ratio	45.1%	21.2%	72.9%

Return on average common equity	21.7%	30.2%	(0.5%)

We generated $702.6 million of net income available to RenaissanceRe common shareholders in 2010, compared to $838.9 million in 2009, a decrease of $136.2 million. In 2008, we incurred a loss attributable to RenaissanceRe common shareholders of $13.3 million. As a result of our net income available to RenaissanceRe common shareholders in 2010, we generated a 21.7% return on average common equity and our book value per common share increased from $51.68 at December 31, 2009 to $62.58 at December 31, 2010, a 23.0% increase, after considering the change in accumulated dividends paid to our common shareholders. In 2009 and 2008, we generated returns on average common equity of 30.2% and (0.5%), respectively, and increased

(decreased) our book value per common share plus the change in accumulated dividends by 35.9% and (3.3%), respectively. During 2010, the most significant events affecting our financial performance on a comparative basis to 2009 include:

•

Lower Underwriting Income – our underwriting income decreased $220.6 million, primarily due to a $200.0 million increase in net claims and claim expenses and a $17.3 million decrease in net premiums earned. The $220.6 million decrease in underwriting income and 23.9 percentage point increase in the combined ratio was driven by the comparably high level of insured catastrophes during 2010, compared to 2009, specifically the comparative impact of the 2010 earthquakes, which resulted in $252.1 million of underwriting losses and increased our combined ratio by 32.0 percentage points in 2010, as described in more detail below. In addition, claims and claim expenses include $302.1 million of favorable development on prior accident years due to reductions to our estimated ultimate losses in our catastrophe unit, combined with lower than expected loss emergence in our specialty unit and Insurance segment, as described in more detail below;

•

Lower Investment Results – including a $114.2 million decrease in net investment income, partially offset by a $50.8 million increase in net realized and unrealized gains on fixed maturity investments and a $21.6 million decrease in net other-than-temporary impairments, which collectively decreased our net income by $41.8 million in 2010, compared to 2009. The decrease in our investment results was primarily due to lower total returns in the fixed maturity investments portfolio, lower returns in certain of the Company’s non-investment grade allocations, which the Company includes in other investments, and partially offset by higher returns in the Company’s hedge funds and private equity investments. The $50.8 million increase in net realized and unrealized gains on fixed maturity investments is due in part to the fact that during the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than available for sale, and as a result, $24.8 million of net unrealized gains on these securities are recorded in net realized and unrealized gains on fixed maturity investments in our consolidated statements of operations in 2010 rather than in accumulated other comprehensive income in shareholders’ equity. The reduction in net other-than-temporary impairments was due in part to our adoption in the second quarter of 2009 of new guidance on the recognition and presentation of other-than-temporary impairments, as well as improving market conditions for our investments, and the designation upon acquisition, of a significant portion of our fixed maturity investments as trading, rather than as available for sale; and partially offset by

•

Lower Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe decreased $55.1 million principally due to a reduction in DaVinciRe’s underwriting income, due to an increase in current accident year net claims and claim expenses primarily due to the 2010 earthquakes, which also impacted DaVinciRe and decreased its net income in 2010, and consequently decreased redeemable noncontrolling interest – DaVinciRe, combined with an increase in our ownership of DaVinciRe to 41.2% in 2010, compared to 38.2% in 2009; and

•

Increased Other Income – other income increased $39.3 million, to $41.1 million in 2010, compared to 2009, primarily the result of: a $15.8 million gain on the sale of our interest in ChannelRe in 2010; a $10.1 million positive mark-to-market on the Platinum Underwriters Holdings Ltd. (“Platinum”) warrants, compared to $5.0 million in 2009, due to the increase in the common share price of Platinum during 2010; a reduction in other losses associated with our weather-related and loss mitigation activities of $11.1 million in 2010; a $37.8 million improvement in other income associated with the fair value of the assumed and ceded reinsurance contracts accounted for at fair value or as deposits; and partially offset by a decrease of $29.0 million in other income from our weather and energy risk management operations due to overall less favorable trading conditions experienced in 2010, compared to 2009.

During 2009, the most significant events affecting our financial performance on a comparative basis to 2008 include:

•

Significantly Improved Investment Results – our net investment income was $318.2 million in 2009, a $304.3 million increase from $13.9 million in 2008, we generated $93.7 million of net realized and unrealized gains on fixed maturity investments, an increase of $82.2 million from $11.5 million in 2008, and our net other-than-temporary impairments were $22.4 million in 2009, a $192.4 million decrease from $214.9 million in 2008. Overall, our investment results increased by $579.0 million to $389.4 million in 2009, from negative $189.6 million in 2008. The increase in our investment results was primarily due to higher total returns on certain non-investment grade allocations which are included in other investments, higher returns on hedge funds and private equity investments and the contraction of credit spreads on our fixed maturity investments. The reduction in net other-than-temporary impairments was due in part to our adoption in the second quarter of 2009 of new guidance on the recognition and presentation of other-than-temporary impairments (see “Note 6. Investments in our Notes to Consolidated Financial Statements” for additional information), as well as improving market conditions for investments;

•

Higher Underwriting Income – our underwriting income increased $428.3 million to $695.2 million in 2009 and our combined ratio decreased 51.7 percentage points to 21.2% for 2009, compared to $266.9 million of underwriting income and a combined ratio of 72.9% in 2008. The increase in our underwriting income and decrease in our combined ratio were principally driven by a decrease in current accident year net claims and claim expenses due to a comparably low level of insured catastrophes occurring during 2009, compared to 2008, specifically the comparative impact of hurricanes Gustav and Ike (see below for additional detail), which occurred during 2008 and resulted in $373.4 million of underwriting losses and increased our combined ratio by 41.7 percentage points; and partially offset by

•

Higher Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe increased $116.4 million to $171.5 million in 2009, compared to $55.1 million in 2008, principally due to the increase in net investment income and underwriting income as noted above which also impacted DaVinciRe and increased its net income in 2009 and consequently increased redeemable noncontrolling interest – DaVinciRe.

Net Impact of Specific Events

Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, redeemable noncontrolling interest and for the New Zealand earthquake, equity in net claims and claim expenses of Top Layer Re. Our estimates of losses from the events noted below are based on industry insured loss estimates, market share analysis, the application of our modeling techniques, and a review of our in-force contracts. Given the relatively preliminary nature of the information available, the magnitude and relatively recent occurrence of the events noted below, the expected lengthy duration of the claims development period characteristic of earthquake events, and other factors and uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from the events noted below and our actual ultimate net losses from these events will vary from these estimates, perhaps materially. Changes in these estimates will be recorded in the period in which they occur.

The following is supplemental financial data regarding the net financial statement impact on our consolidated results for 2010 due to the 2010 earthquakes:

	Year ended December 31, 2010
	New Zealand Earthquake	Chilean Earthquake	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(135,292)	$(129,770)	$(265,062)
Net reinstatement premiums earned	2,532	25,508	28,040
Lost profit commissions	(9,730)	(5,372)	(15,102)

Net impact on underwriting result	(142,490)	(109,634)	(252,124)
Equity in losses of Top Layer Re	(23,940)	—	(23,940)
Redeemable noncontrolling interest – DaVinciRe	38,352	26,032	64,384

Net negative impact	$(128,078)	$(83,602)	$(211,680)

Percentage point impact on consolidated combined ratio	16.7	14.7	32.0

Net negative impact on Reinsurance segment underwriting result	$(137,283)	$(109,634)	$(246,917)
Net negative impact on Lloyd’s segment underwriting result	(5,207)	—	(5,207)

Net negative impact on underwriting result	$(142,490)	$(109,634)	$(252,124)

The following is supplemental financial data regarding the net financial statement impact on our consolidated results for 2008 due to hurricanes Gustav and Ike:

	Year ended December 31, 2008
	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(70,174)	$(352,116)	$(422,290)
Net reinstatement premiums earned	8,821	44,784	53,605
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on underwriting result	(63,254)	(310,121)	(373,375)
Redeemable noncontrolling interest – DaVinciRe	22,607	120,275	142,882

Net negative impact	$(40,647)	$(189,846)	$(230,493)

Percentage point impact on consolidated combined ratio	6.7	34.3	41.7

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios for the years ended December 31, 2010, 2009 and 2008:

Reinsurance segment overview

Year ended December 31,	2010	2009	2008
(in thousands, except percentages)

Gross premiums written (1)	$1,123,619	$1,210,795	$1,154,391

Net premiums written	$809,719	$839,023	$871,893

Net premiums earned	838,790	849,725	909,759
Net claims and claim expenses incurred	113,804	(87,639)	440,900
Acquisition expenses	77,954	78,848	105,437
Operational expenses	129,990	139,328	81,797

Underwriting income	$517,042	$719,188	$281,625

Net claims and claim expenses incurred – current accident year	$399,823	$161,868	$629,022
Net claims and claim expenses incurred – prior accident years	(286,019)	(249,507)	(188,122)

Net claims and claim expenses incurred – total	$113,804	$(87,639)	$440,900

Net claims and claim expense ratio – current accident year	47.7%	19.0%	69.1%
Net claims and claim expense ratio – prior accident years	(34.1%)	(29.3%)	(20.6%)

Net claims and claim expense ratio – calendar year	13.6%	(10.3%)	48.5%
Underwriting expense ratio	24.8%	25.7%	20.5%

Combined ratio	38.4%	15.4%	69.0%

(1)	Includes gross premiums ceded from the Insurance segment to the Reinsurance segment of $9.5 million, $12.7 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased $87.2 million, or 7.2%, to $1,123.6 million in 2010, compared to $1,210.8 million in 2009. Excluding the impact of $28.0 million of reinstatement premiums written in 2010 as a result of the 2010 earthquakes, gross premiums written in the catastrophe unit decreased $130.3 million in 2010, or 11.9%, compared to 2009, due to the continued softening of market conditions in catastrophe exposed lines of business in the United States, combined with the non-renewal of several large programs that did not meet our underwriting requirements. Gross premiums written in the specialty unit increased $15.0 million in 2010, or 13.2%, compared to 2009, principally due to the inception of several new contracts providing financial and credit reinsurance, and the non-renewal and portfolio transfer out of a quota share program in mid-2009 that did not meet our expectations and was included as negative gross premiums written in 2009.

Gross premiums written in our Reinsurance segment increased by $56.4 million, or 4.9%, to $1,210.8 million in 2009, compared to $1,154.4 million in 2008, due to growth in gross premiums written in our catastrophe unit of $101.8 million, which benefited from our ability and determination to increase the capacity provided to our customers in light of, among other things, continuing attractive market conditions, the inception of several new programs, and $32.0 million of gross premiums written by Timicuan Reinsurance II Ltd. (“Tim Re II”), a fully-collateralized joint venture established by us in 2009 for the 2009 U.S. hurricane season, partially offset by a decline in our specialty reinsurance premiums of $45.4 million, as discussed below. Gross premiums written in our Reinsurance segment for 2008 includes $58.4 million of loss related reinstatement premiums as a result of hurricanes Gustav and Ike.

Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Gross Premiums Written by Geographic Region

The following is a summary of our gross reinsurance premiums written, excluding premiums assumed from our Insurance segment, allocated to the territory of coverage exposure:

Reinsurance segment gross premiums written

Year ended December 31,	2010		2009		2008
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written

(in thousands, except percentages)

Catastrophe
U.S. and Caribbean	$710,770	63.8%	$815,840	68.1%	$745,016	64.8%
Worldwide (excluding U.S.) (1)	113,270	10.2%	78,222	6.6%	75,489	6.6%
Worldwide	65,500	5.9%	92,586	7.7%	67,371	5.9%
Europe	59,480	5.3%	60,363	5.1%	72,153	6.3%
Australia and New Zealand	6,269	0.6%	5,293	0.4%	5,455	0.5%
Other	29,464	2.6%	31,495	2.6%	23,465	2.0%

Total catastrophe	984,753	88.4%	1,083,799	90.5%	988,949	86.1%
Specialty
Worldwide	59,636	5.3%	68,704	5.7%	64,664	5.6%
U.S. and Caribbean	57,461	5.1%	39,712	3.3%	95,106	8.3%
Australia and New Zealand	8,934	0.8%	51	0.0%	—	—
Europe	2,786	0.3%	5,037	0.4%	—	—
Other	569	0.1%	842	0.1%	—	—

Total specialty	129,386	11.6%	114,346	9.5%	159,770	13.9%

Total Reinsurance (2)	$1,114,139	100.0%	$1,198,145	100.0%	$1,148,719	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross written premiums written to date is predominantly from Europe and Japan.

(2)	Reinsurance segment gross premiums written excludes $9.5 million, $12.7 million and $5.7 million of gross premiums written assumed from the Insurance segment in 2010, 2009 and 2008, respectively.

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

Ceded Premiums Written

Year ended December 31,	2010	2009	2008
(in thousands)

Ceded premiums written – Reinsurance segment	$313,900	$371,772	$282,498

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

Ceded premiums written decreased by $57.9 million in 2010, compared to 2009, principally due to the non-renewal of Tim Re II, which the Company ceded $32.0 million of assumed catastrophe premiums in 2009, combined with the Company’s decision to reduce its reinsurance protection given the insufficiently priced coverage being available during 2010.

Ceded premiums written increased by $89.3 million in 2009, compared to 2008, principally due to the Company electing to purchase additional reinsurance protection due to appropriately priced coverage being available during 2009, combined with the utilization in the 2009 U.S. hurricane season of a fully-collateralized joint venture, Tim Re II, pursuant to which $32.0 million of assumed catastrophe reinsurance premium was fully ceded in 2009.

To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the buying of ceded reinsurance in our Reinsurance segment is based on market opportunities and is not based on placing a specific reinsurance program each year. In addition, in future periods we may utilize the growing market for insurance-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverages attractive.

Reinsurance Segment Underwriting Results – The Reinsurance segment generated $517.0 million of underwriting income and had a combined ratio of 38.4% in 2010, compared to $719.2 million of underwriting income and a 15.4% combined ratio in 2009. The $202.1 million decrease in underwriting income was primarily due to a $238.0 million increase in current accident year net claims and claim expenses due to a comparably high level of insured catastrophes occurring in 2010 compared to 2009, specifically the comparative impact of the 2010 earthquakes noted below, which added $259.9 million in net claims and claim expenses and 32.6 percentage points to the Reinsurance segment’s combined ratio in 2010, and estimated ultimate claims and claims expenses related to tropical storm Tasha of $18.1 million.

	Year ended December 31, 2010
	New Zealand Earthquake	Chilean Earthquake	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(130,085)	$(129,770)	$(259,855)
Net reinstatement premiums earned	2,532	25,508	28,040
Lost profit commissions	(9,730)	(5,372)	(15,102)

Net impact on Reinsurance segment underwriting result	$(137,283)	$(109,634)	$(246,917)

Percentage point impact on Reinsurance segment combined ratio	16.6	15.4	32.6

Our underwriting results over the last three years have been, and may well continue to be, impacted by prior year reserve development. Our prior year reserves experienced $286.0 million, $249.5 million and $188.1 million of net favorable development in 2010, 2009 and 2008, respectively. The favorable development on prior year reserves in 2010 included $157.5 million related to our catastrophe reinsurance unit and $128.6 million related to our specialty reinsurance unit. The favorable development within the catastrophe reinsurance unit was due to reductions of $33.6 million to the estimated ultimate losses of mature, large, mainly international catastrophe events, combined with reductions in net ultimate losses associated with the 2005 Buncefield Oil Depot loss of $27.4 million, the 2005 hurricanes of $25.5 million, the 2008 hurricanes of $10.9 million, European windstorm Klaus of $8.0 million and the 2004 hurricanes of $8.1 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes. The favorable development within the specialty unit includes $31.4 million associated with actuarial assumption changes made in the first quarter of 2010, principally in the casualty clash and surety lines of business, and partially offset by an increase in reserves within the workers compensation per risk line of business, principally as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected; $25.9 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and reported losses developing more favorably than expected in 2010 on prior accident years events.

The favorable development in 2009 was the result of reductions in estimated ultimate losses on certain specific events within the catastrophe unit, and lower than expected claims emergence within our specialty unit, as discussed in more detail below. For 2008, the favorable prior year reserve development was principally the result of a reduction in ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma.

Our Reinsurance segment generated $719.2 million of underwriting income and reported a combined ratio of 15.4% in 2009, compared to $281.6 million of underwriting income and a combined ratio of 69.0% in 2008, an increase of $437.6 million in underwriting income and a 53.6 percentage point decrease in the combined ratio. The increase in underwriting income and decrease in the combined ratio were primarily due to a $528.5 million decrease in net claims and claim expenses due to a comparably lower level of insured catastrophes occurring in 2009, compared to 2008, specifically the comparative impact of hurricanes Gustav and Ike (see below for additional detail), which added $432.5 million in net claims and claim expenses and 46.6 percentage points to the Reinsurance segment’s combined ratio in 2008, as detailed in the table below. In 2009, our Reinsurance segment generated a net claims and claim expenses ratio of negative 10.3%, an underwriting expense ratio of 25.7% and a combined ratio of 15.4%. Current accident year losses of $161.9 million in 2009 were down $467.2 million from $629.0 million in 2008, principally due to the comparably low level of insured catastrophes occurring in 2009, compared to 2008, specifically the comparative impact of hurricanes Gustav and Ike as noted above and as detailed in the table below.

Following is supplemental financial data regarding the net financial statement impact on our Reinsurance segment results for 2008 due to hurricanes Gustav and Ike:

	Year ended December 31, 2008
	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(65,753)	$(366,771)	$(432,524)
Net reinstatement premiums earned	8,821	49,575	58,396
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on Reinsurance segment underwriting result	$(58,833)	$(319,985)	$(378,818)

Percentage point impact on Reinsurance segment combined ratio	6.8	39.0	46.6

Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe, as demonstrated by our 2008 results. During periods with low levels of property catastrophe loss activity, such as 2009, we have the potential to produce a low level of losses and a related increase in underwriting income. As described above, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors.

Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of the costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally move in line with the fluctuation in gross premiums earned. Our acquisition expense ratio was 9.3% in both 2010 and 2009. In 2009, the acquisition expense ratio of 9.3% was slightly lower than the 11.6% recorded in 2008, primarily as a result of higher profit commissions on ceded premiums earned during 2009.

Operating expenses consist primarily of salaries and other general and administrative expenses. For 2010, operating expenses decreased $9.3 million, or 6.7%, to $130.0 million, compared to $139.3 million in 2009, primarily due to a change in our internal allocation of certain expenses. For 2009, our operating expenses increased $57.5 million, or 70.3%, to $139.3 million, compared to $81.8 million in 2008, primarily as a result of an increase in our employee base and our strong financial results in 2009 which increased performance-related compensation costs, as well as the impact of the larger employee base on technology, occupancy, consulting and related general and administrative expenses. Our operating expense ratio may increase over time, as a result of factors including the absolute and comparative growth of our operating expenses, further refinements to internal expense allocations, and market trends and dynamics.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $56.5 million, $70.0 million and $47.8 million in 2010, 2009 and 2008, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 6.7%, 8.2% and 5.3% for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $91.6 million, $124.0 million and $77.3 million for the years ending December 31, 2010, 2009 and 2008, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit for the years ended December 31, 2010, 2009 and 2008:

Catastrophe unit overview

Year ended December 31,	2010	2009	2008
(in thousands, except percentages)

Property catastrophe gross premiums written
Renaissance	$630,080	$706,947	$633,611
DaVinci	364,153	389,502	361,010

Total property catastrophe gross premiums written (1)	$994,233	$1,096,449	$994,621

Net premiums written	$685,393	$732,886	$712,341

Net premiums earned	721,419	705,598	717,570
Net claims and claim expenses incurred	153,290	(102,072)	372,760
Acquisition expenses	63,889	55,198	62,038
Operational expenses	104,535	103,040	62,626

Underwriting income	$399,705	$649,432	$220,146

Net claims and claim expenses incurred – current accident year	$310,748	$82,323	$504,351
Net claims and claim expenses incurred – prior accident years	(157,458)	(184,395)	(131,591)

Net claims and claim expenses incurred – total	$153,290	$(102,072)	$372,760

Net claims and claim expense ratio – current accident year	43.1%	11.7%	70.3%
Net claims and claim expense ratio – prior accident years	(21.9%)	(26.2%)	(18.4%)

Net claims and claim expense ratio – calendar year	21.2%	(14.5%)	51.9%
Underwriting expense ratio	23.4%	22.5%	17.4%

Combined ratio	44.6%	8.0%	69.3%

(1)	Includes gross premiums written ceded from the Insurance segment to the catastrophe unit of $9.5 million, $12.7 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Catastrophe Reinsurance Gross Premiums Written – In 2010, our catastrophe reinsurance gross premiums written decreased by $102.2 million, or 9.3%, to $994.2 million, compared to 2009. Excluding the impact of $28.0 million of reinstatement premiums written in 2010 as a result of the 2010 earthquakes, gross premiums written in the catastrophe unit decreased $130.3 million in 2010, or 11.9%, compared to 2009, due to the continued softening of market conditions in catastrophe exposed lines of business in the U.S., combined with the non-renewal of several large programs that did not meet our underwriting requirements.

In 2009, our catastrophe reinsurance gross premiums written increased by $101.8 million, or 10.2%, to $1,096.4 million, compared to 2008. The growth in our catastrophe reinsurance gross premiums written principally reflected our ability and determination to increase the capacity provided to our customers in light of, among other things, attractive market conditions for the 2009 underwriting year, the inception of several new programs, and $32.0 million of gross premiums written by our Tim Re II joint venture established in 2009 for the 2009 underwriting year. Included in gross premiums written in 2008 was $58.4 million of loss related reinstatement premiums as a result of hurricanes Gustav and Ike.

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

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated $399.7 million of underwriting income in 2010, compared to $649.4 million in 2009, a decrease of $249.7 million. The decrease in underwriting income was due primarily to a $255.4 million increase in net claims and claim expenses as a result of $252.4 million of net claims and claim expenses related to the 2010 earthquakes and a $10.2 million increase in underwriting expenses, and partially offset by a $15.8 million increase in net premiums earned. Net premiums earned in 2010 included $28.0 million of reinstatement premiums earned as a result of the 2010 earthquakes.

The 2010 earthquakes added 36.8 percentage points to the catastrophe unit’s combined ratio for 2010 as detailed in the table below:

	Year ended December 31, 2010
	New Zealand Earthquake	Chilean Earthquake	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(130,085)	$(122,270)	$(252,355)
Net reinstatement premiums earned	2,532	25,508	28,040
Lost profit commissions	(9,730)	(5,372)	(15,102)

Net impact on catastrophe unit underwriting result	$(137,283)	$(102,134)	$(239,417)

Percentage point impact on catastrophe unit combined ratio	19.3	16.7	36.8

In 2010, our catastrophe unit generated a net claims and claim expense ratio of 21.2%, an underwriting expense ratio of 23.4% and a combined ratio of 44.6%, compared to negative 14.5%, 22.5% and 8.0%, respectively, in 2009. The increase in our underwriting expense ratio by 0.9 percentage points was driven by an $8.7 million increase in acquisition expenses, primarily as a result of lower profit commissions on ceded premiums earned as a result of the 2010 earthquakes, as shown in the table above.

In 2009, our catastrophe unit generated $649.4 million of underwriting income and reported a combined ratio of 8.0%, compared to $220.1 million of underwriting income and a combined ratio of 69.3% in 2008, an increase in underwriting income of $429.3 million and a decrease in the combined ratio of 61.3 percentage points. The increase in underwriting income and decrease in the combined ratio in 2009 were primarily due to a decrease in net claims and claim expenses incurred of $474.8 million, and partially offset by an increase in underwriting expenses of $33.6 million, compared to 2008. In 2009, our catastrophe unit generated a net claims and claim expense ratio of negative 14.5%, an underwriting expense ratio of 22.5% and a combined ratio of 8.0%, compared to 51.9%, 17.4% and 69.3%, respectively, in 2008. Current accident year losses of $82.3 million decreased $422.0 million from $504.4 million in 2008, principally due to the comparably low level of insured catastrophes during 2009, compared to 2008, specifically the comparative impact of hurricanes Gustav and Ike which resulted in $432.5 million of net claims and claim expenses incurred in the catastrophe unit in 2008 and added 60.2 percentage points to the catastrophe unit’s combined ratio as detailed in the table below. The 5.1 percentage point increase in our underwriting expense ratio in 2009, compared to 2008, was principally driven by an increase in operational expenses of $40.4 million primarily as a result of an increase in our employee base which increased compensation and related operating expenses as discussed above, and partially offset by a $6.8 million decrease in acquisition expenses, primarily as a result of higher profit commissions on ceded premiums earned.

Following is supplemental financial data regarding the net financial statement impact on our catastrophe unit results for 2008 due to hurricanes Gustav and Ike:

	Year ended December 31, 2008

	Gustav	Ike	Total
(in thousands, except ratios)

Net claims and claim expenses incurred	$(65,753)	$(366,771)	$(432,524)
Net reinstatement premiums earned	8,821	49,575	58,396
Lost profit commissions	(1,901)	(2,789)	(4,690)

Net impact on catastrophe unit underwriting result	$(58,833)	$(319,985)	$(378,818)

Percentage point impact on catastrophe unit combined ratio	8.7	50.2	60.2

During 2010, we experienced $157.5 million of favorable development on prior year reserves due to reductions of

$33.6 million to the estimated ultimate losses of mature, large, mainly international catastrophe events, combined with reductions in net ultimate losses associated with the 2005 Buncefield Oil Depot loss of $27.4 million, the 2005 hurricanes of $25.5 million, the 2008 hurricanes of $10.9 million, European windstorm Klaus of $8.0 million and the 2004 hurricanes of $8.1 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes.

During 2009, our catastrophe unit experienced $184.4 million of favorable development on prior year reserves principally due to a reduction in ultimate net losses associated with the 2008 hurricanes of $44.7 million, the 2005 hurricanes of $25.5 million, the 2007 European windstorm Kyrill of $16.7 million, the 2007 California wildfires of $14.1 million, the 2007 flooding in the U.K. of $14.6 million and the 2004 hurricanes of $11.3 million, due to better than expected reported claims activity, and with respect to the 2004 and 2005 hurricanes, the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events, as discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves, Property Catastrophe Reinsurance.” The remaining favorable development within our catastrophe unit in 2009 was due to a reduction of ultimate net losses on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires and tornadoes which occurred during the 2006 through 2008 accident years.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit for the years ended December 31, 2010, 2009 and 2008:

Specialty unit overview

Year ended December 31,	2010	2009	2008
(in thousands, except percentages)

Specialty gross premiums written
Renaissance	$126,848	$111,889	$153,701
DaVinci	2,538	2,457	6,069

Total specialty gross premiums written	$129,386	$114,346	$159,770

Net premiums written	$124,326	$106,137	$159,552

Net premiums earned	117,371	144,127	192,189
Net claims and claim expenses incurred	(39,486)	14,433	68,140
Acquisition expenses	14,065	23,650	43,399
Operational expenses	25,455	36,288	19,171

Underwriting income	$117,337	$69,756	$61,479

Net claims and claim expenses incurred – current accident year	$89,075	$79,545	$124,671
Net claims and claim expenses incurred – prior accident years	(128,561)	(65,112)	(56,531)

Net claims and claim expenses incurred – total	$(39,486)	$14,433	$68,140

Net claims and claim expense ratio – current accident year	75.9%	55.2%	64.9%
Net claims and claim expense ratio – prior accident years	(109.5%)	(45.2%)	(29.4%)

Net claims and claim expense ratio – calendar year	(33.6%)	10.0%	35.5%
Underwriting expense ratio	33.6%	41.6%	32.5%

Combined ratio	0.0%	51.6%	68.0%

Specialty Reinsurance Gross Premiums Written – In 2010, gross premiums written in the specialty unit increased $15.0 million in 2010, or 13.2%, compared to 2009, principally due to the inception of several new contracts providing financial and credit reinsurance, and the non-renewal and portfolio transfer out of a quota share program in mid-2009 that was included as negative gross premiums written in 2009.

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

Specialty Reinsurance Underwriting Results – Our specialty reinsurance unit generated $117.3 million of underwriting income in 2010, compared to $69.8 million in 2009, an increase of $47.6 million, primarily due to decreases of $53.9 million and $20.4 million in net claims and claim expenses and underwriting expenses, respectively, and partially offset by a $26.8 million decrease in net premiums earned. Current accident year losses in 2010 of $89.1 million were up $9.5 million from $79.5 million in 2009, and include $15.0 million of loss reserves established in 2010 associated with the Deepwater Horizon oil rig event. In 2010, our specialty reinsurance unit generated a net claims and claim expense ratio of negative 33.6%, an underwriting expense ratio of 33.6% and a combined ratio of 0.0%, compared to 10.0%, 41.6% and 51.6%, respectively, in 2009. The net claims and claim expense ratio of negative 33.6% in 2010 is driven by the favorable development on prior accident years of $128.6 million exceeding current accident year claims of $89.1 million. The 8.0 percentage point decrease in the specialty unit’s underwriting expenses ratio in 2010, compared to 2009, is primarily due to the decrease in net premiums earned, combined with the non-renewal and portfolio transfer out of a catastrophe exposed personal lines property quota share contract, as discussed above, which carried higher acquisition costs than the business we wrote in 2010.

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

Our specialty reinsurance unit experienced $128.6 million of net favorable development in 2010 and includes $31.4 million associated with actuarial assumption changes made in the first quarter of 2010, principally in the casualty clash and surety lines of business, and partially offset by an increase in reserves within the workers compensation per risk line of business, principally as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected; $25.9 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and reported losses coming in better than expected in 2010 on prior accident years events.

Our specialty reinsurance unit experienced favorable development on prior year reserves of $65.1 million and $56.5 million in 2009 and 2008, respectively. The favorable development within our specialty reinsurance unit of $65.1 million in 2009 was principally attributable to lower than expected claims emergence on the 2005 through 2008 underwriting years of $87.6 million which was driven by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves, as well as $10.0 million due to a reduction on one claim on a contract related to the 2005 hurricanes, and partially offset by a $32.5 million increase in our estimated ultimate net losses on the 2008 Madoff matter. The favorable development on prior year reserves in 2008 was due to reported claim activity being less than expected.

Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd’s segment for the year ended December 31, 2010:

Lloyd’s segment overview

Year ended December 31,	2010
(in thousands, except percentages)

Lloyd’s gross premiums written
Specialty	$34,065
Insurance	17,420
Catastrophe	14,724

Total Lloyd’s gross premiums written (1)	$66,209

Net premiums written	$61,189

Net premiums earned	50,204
Net claims and claim expenses incurred	25,676
Acquisition expenses	10,784
Operational expenses	24,837

Underwriting loss	$(11,093)

Net claims and claim expenses incurred – current accident year	$25,873
Net claims and claim expenses incurred – prior accident years	(197)

Net claims and claim expenses incurred – total	$25,676

Net claims and claim expense ratio – current accident year	51.5%
Net claims and claim expense ratio – prior accident years	(0.4%)

Net claims and claim expense ratio – calendar year	51.1%
Underwriting expense ratio	71.0%

Combined ratio	122.1%

(1)	Includes gross premiums written ceded from the Insurance segment to the Lloyd’s segment and from the Reinsurance segment to the Lloyd’s segment of $17.4 million and $0.2 million, respectively, for the year ended December 31, 2010.

In 2009, we established Syndicate 1458, a Lloyd’s syndicate, to start writing certain lines of insurance and reinsurance business. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. Our Lloyd’s segment reflects results principally from our subsidiary, Syndicate 1458, our corporate capital vehicle, RenaissanceRe CCL, prior to its inter-company cession of Syndicate 1458 business to Renaissance Reinsurance, and our managing agency, RSML. The results of our Lloyd’s unit were not significant in 2009; however, we expect its absolute and relative contributions to our consolidated results of operations to grow over time.

Lloyd’s Gross Premiums Written – Gross premiums written in the Lloyd’s segment in 2010 were $66.2 million, and include $34.1 million of specialty premiums, $17.4 million of insurance premiums and $14.7 million of property catastrophe premiums.

Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $11.1 million and had a combined ratio of 122.1% in 2010. Net claims and claim expenses for 2010 are comprised of incurred but not reported loss activity in the specialty and insurance lines of business and $5.2 million of net claims and claim expenses related to the New Zealand earthquake. Operational expenses of $24.8 million principally include compensation, systems, legal and related operating expenses.

Insurance segment

Below is a summary of the underwriting results and ratios for the years ended December 31, 2010, 2009 and 2008 for our Insurance segment:

Insurance segment overview

Year ended December 31,	2010	2009	2008
(in thousands, except percentages)

Gross premiums written	$2,585	$30,736	$93,568

Net premiums written	$(21,943)	$(690)	$63,607

Net premiums earned	$(24,073)	$32,479	$74,689
Net claims and claim expenses incurred	(10,135)	16,941	40,598
Acquisition expenses	6,223	25,302	36,179
Operational expenses	11,215	14,224	12,617

Underwriting loss	$(31,376)	$(23,988)	$(14,705)

Net claims and claim expenses incurred – current accident year	$5,780	$33,650	$49,361
Net claims and claim expenses incurred – prior accident years	(15,915)	(16,709)	(8,763)

Net claims and claim expenses incurred – total	$(10,135)	$16,941	$40,598

Net claims and claim expense ratio – current accident year	NMF (1)	103.6%	66.1%
Net claims and claim expense ratio – prior accident years	NMF (1)	(51.4%)	(11.7%)

Net claims and claim expense ratio – calendar year	NMF (1)	52.2%	54.4%
Underwriting expense ratio	NMF (1)	121.7%	65.3%

Combined ratio	NMF (1)	173.9%	119.7%

(1)	Not a meaningful figure (“NMF”) due to negative net premiums earned.

Insurance Segment Gross Premiums Written – Gross premiums written in our Insurance segment decreased $28.2 million to $2.6 million in 2010, compared to $30.7 million in 2009. The decrease in gross premiums written was primarily due to the non-renewal of the majority of the remaining in-force book of business. Gross premiums written in the Insurance segment can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of quota share reinsurance contracts, including whether or not the Company has portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business. Although the Company is not actively underwriting new business in the Insurance segment, from time to time, it will evaluate potential new business opportunities for its Insurance segment.

Gross premiums written in our Insurance segment decreased $62.8 million to $30.7 million in 2009, compared to $93.6 million in 2008. The decrease in gross premiums written was primarily due to our decision in late 2008 to terminate several program manager relationships and a commercial property quota share contract as a result of the then softening market conditions and in the second quarter of 2009, to reduce our participation on a personal lines property quota share contract.

Insurance Segment Underwriting Results – Our Insurance segment incurred an underwriting loss of $31.4 million in 2010, compared to an underwriting loss of $24.0 million in 2009. The $7.4 million increase in underwriting loss was principally due to a $56.6 million decrease in net premiums earned, and partially offset by a $27.1 million decrease in net claims and claim expenses incurred and a $22.1 million decrease in underwriting expenses. The decrease in net premiums earned and underwriting expenses is due to the decrease in gross premiums written, noted above, combined with ceded premiums written being fully earned during the year as a result of the non-renewal of the previously in-force book of business, noted above. The Insurance segment experienced $15.9 million of favorable development on prior year reserves in 2010, compared to $16.7 million of favorable development in 2009, primarily due to actual reported loss activity being more favorable to date than what was originally anticipated when setting the initial reserves.

Our Insurance segment incurred an underwriting loss of $24.0 million in 2009, compared to an underwriting loss of $14.7 million in 2008, a decrease of $9.3 million. In 2009, our Insurance segment generated a net claims and claim expense ratio of 52.2%, an underwriting expense ratio of 121.7% and a combined ratio of 173.9%, compared to 54.4%, 65.3% and 119.7%, respectively, in 2008. The Insurance segment’s underwriting loss and corresponding increase in the segment’s combined ratio was due primarily to a $42.2 million decrease in net premiums earned, partially offset by a $9.3 million decrease in underwriting expenses and a $23.7 million decrease in net claims and claim expenses incurred, as a result of the comparably low level of catastrophes during 2009, compared to 2008. Net premiums written decreased $64.3 million to negative $0.7 million in 2009, compared to $63.6 million in 2008 due to the decrease in gross premiums written. The Insurance segment underwriting results for 2009 were positively impacted by $16.7 million of favorable development on prior year reserves , primarily due to actual reported loss activity being more favorable to date than what was originally anticipated when setting the initial reserves.

Net Investment Income

Year ended December 31,	2010	2009	2008
(in thousands)

Fixed maturity investments	$108,195	$160,476	$199,469
Short term investments	2,318	4,139	40,933
Other investments
Hedge funds and private equity investments	64,419	18,279	(101,779)
Other	39,305	145,367	(117,867)
Cash and cash equivalents	277	600	5,951

	214,514	328,861	26,707
Investment expenses	(10,559)	(10,682)	(12,828)

Net investment income	$203,955	$318,179	$13,879

Net investment income was $204.0 million in 2010, compared to $318.2 million in 2009. The $114.2 million decrease in net investment income was principally driven by a $106.1 million decrease from our other investments, primarily due to lower average invested assets in senior secured bank loan funds in 2010, compared to 2009, combined with a $52.3 million decrease in net investment income from our fixed maturity investments due to lower yields during 2010, compared to 2009. Partially offsetting the decreases noted above, is net investment income from our hedge funds and private equity investments which increased $46.1 million due to higher total returns, principally from private equity investments. Our hedge funds, private equity and other investments are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $57.5 million in 2010, compared to $88.5 million in 2009.

Net investment income for 2009 was $318.2 million, compared to $13.9 million in 2008. The $304.3 million increase in net investment income was principally driven by a $120.1 million increase in net investment income from our hedge funds and private equity investments from negative $101.8 million in 2008 to $18.3 million in 2009, and a $263.2 million increase in net investment income from our senior secured bank loan funds and non-U.S. fixed income funds within our other investments, from negative $117.9 million in 2008 to $145.4 million in 2009, and partially offset by a $39.0 million and $36.8 million decrease in net investment income from our fixed maturity investments and short term investments, respectively, primarily due to lower yields due to the then current lower interest rate environment and lower average invested assets for our short term investments. Our hedge funds, private equity and other investments are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $88.5 million in 2009, compared to $259.4 million of net unrealized losses in 2008. Our net investment income for 2009 benefitted from the tightening of credit spreads, which resulted in increases in the fair value of many of our investments.

Declining interest rates and lower spreads in 2010 have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the near term.

Fixed Maturity Investments – Net Realized and Unrealized Gains and Net Other-Than-Temporary Impairments

Year ended December 31,	2010	2009	2008
(in thousands)

Gross realized gains	$138,814	$143,173	$99,541
Gross realized losses	(19,147)	(38,655)	(88,079)

Net realized gains on fixed maturity investments	119,667	104,518	11,462
Net unrealized gains (losses) on fixed maturity investments, trading	24,777	(10,839)	—

Net realized and unrealized gains on fixed maturity investments	$144,444	$93,679	$11,462

Total other-than-temporary impairments	(831)	(26,968)	(214,897)
Portion recognized in other comprehensive income, before taxes	2	4,518	—

Net other-than-temporary impairments	$(829)	$(22,450)	$(214,897)

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

During the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale and, as a result, we recognized $24.8 million of net unrealized gains on these securities in our consolidated statement of operations for 2010. We currently expect to continue to designate, in future periods, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale, and, as a result, we currently expect our fixed maturity investments available for sale balance to decrease and our fixed maturity trading balance to increase over time, resulting in a reduction in other-than-temporary accounting judgments we make. This change will over time result in additional volatility in our net income (loss) in future periods as net unrealized gains and losses on these fixed maturity investments will be recorded in net income (loss), rather than as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Net realized gains on fixed maturity investments were $119.7 million in 2010, compared to $104.5 million in 2009, an increase of $15.1 million, as a result of a $19.5 million decrease in gross realized losses and a $4.4 million decrease in gross realized gains. Net other-than-temporary impairments recognized in earnings were $0.8 million in 2010 compared to $22.5 million for 2009. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. Of the total other-than-temporary impairment charges in 2010, $0.8 million was recognized in earnings and includes $0.8 million for credit losses and $nil for investments we intend to sell, and $2 thousand related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the new guidance which became effective in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.

Net other-than-temporary impairments were $22.5 million in 2009, compared to $214.9 million in 2008. For the year ended December 31, 2008 and for the first three months of 2009, we recognized other-than-temporary impairments if we could not assert that we had the ability and intent to hold our securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For the year ended December 31, 2008 and for the first three months of 2009, we recognized other-than-temporary impairments of $214.9 million, and $19.0 million, respectively. For the nine months ended December 31, 2009, under updated guidance for the recognition and presentation of other-than-temporary impairments which we adopted in the second quarter of 2009, we recorded $8.0 million of total other-than-temporary impairments of which $3.5 million was recognized in earnings and includes $2.2 million for credit losses and $1.3 million for investments we intend to sell, with the remaining $4.5 million related to other factors recorded as an unrealized loss in accumulated other comprehensive income.

Equity in (Losses) Earnings of Other Ventures

Year ended December 31,	2010	2009	2008
(in thousands)

Tower Hill Companies	$1,151	$(2,083)	$545
Top Layer Re	(12,103)	12,619	11,377
Other	(862)	440	1,681

Total equity in (losses) earnings of other ventures	$(11,814)	$10,976	$13,603

Equity in (losses) earnings of other ventures represents primarily our pro-rata share of the net (loss) income from our investments in the Tower Hill Companies and Top Layer Re. Equity in losses of other ventures was $11.8 million in 2010, compared to equity in earnings of other ventures of $11.0 million in 2009. The $22.8 million decrease was primarily due to our equity in losses of Top Layer Re of $12.1 million during 2010, as a result of Top Layer Re experiencing net claims and claim expenses related to the New Zealand earthquake.

Equity in earnings of other ventures in 2009 generated $11.0 million in income, compared to $13.6 million in 2008. The $2.6 million decrease in equity in earnings of other ventures in 2009 compared to 2008 is primarily due to Starbound II becoming a consolidated entity effective August 1, 2008, which is included in other in the table above, combined with lower equity in earnings from the Tower Hill Companies.

The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other Income

Year ended December 31,	2010	2009	2008
(in thousands)

Gain on sale of ChannelRe	$15,835	$—	$—
Mark-to-market on Platinum warrant	10,054	4,958	(538)
Weather and energy risk management operations	8,149	37,184	25,122
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	5,214	(32,635)	(11,273)
Weather-related and loss mitigation	1	(11,069)	(9,072)
Other	1,867	3,360	1,247

Total other income	$41,120	$1,798	$5,486

In 2010, we generated $41.1 million of other income, compared to $1.8 million in 2009. We sold our entire ownership interest in ChannelRe Holdings Ltd. (“ChannelRe”), a financial guaranty reinsurance company, for $15.8 million in July 2010 and recorded other income of $15.8 million as a result of the sale. We no longer have an ownership interest in ChannelRe and have no contractual obligations to provide capital or other financial support to ChannelRe. Other income attributable to our weather and energy risk management operations of $8.1 million in 2010, decreased $29.0 million, from other income of $37.2 million in 2009, due to a combination of less favorable net positions in respect of certain weather outcomes, lower business volume and less liquidity in the markets in which we operate. Our assumed and ceded reinsurance contracts accounted for as derivatives and deposits generated $5.2 million in other income in 2010, compared to an other loss of $32.6 million in 2009, an improvement of $37.8 million, primarily due to less ceded reinsurance contracts that were accounted for at fair value in 2010, compared to 2009.

In 2009, we generated $1.8 million of other income compared to $5.5 million in 2008. The $3.7 million decrease in other income was primarily due to a $21.4 million increase in other loss related to our assumed and ceded reinsurance contracts accounted for as derivatives and deposits, principally due to the inception of several new ceded contracts during the second quarter of 2009, for which the losses principally relate to the expiration of the contractual premium over the risk period and for which no recoveries have been estimated, and partially offset by a $12.1 million increase in other income from our weather and energy risk management operations from $25.1 million in 2008 to $37.2 million in 2009.

Certain contracts we enter into and our weather and energy risk operations are based in part on proprietary weather forecasts provided by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods. During 2010, we have allocated an increased amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time. We have expanded our weather and energy risk management operations in the last several years to include weather contingent energy products and by increasing the size and volume of transactions with respect to our previously existing weather and energy risk management operations. The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities. We are currently in the process of enhancing our weather and energy risk management infrastructure and operations to expand our participation in physical delivery and settlement of various of our energy products with our customers. These activities present certain operational as well as financial risks, which we seek to mitigate.

Corporate Expenses

Year ended December 31,	2010	2009	2008
(in thousands)

Other corporate expenses	$22,130	$21,683	$20,326
Internal review and external investigation related expenses	(1,994)	(9,025)	3,967

Total corporate expenses	$20,136	$12,658	$24,293

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $20.1 million in 2010, compared to $12.7 million in 2009, with the increase primarily due to a reduction in the recognition of a corporate insurance recovery.

Interest Expense and Preferred Share Dividends

Year ended December 31,	2010	2009	2008
(in thousands)

Interest
DaVinciRe revolving credit facility	$2,029	$3,192	$8,678
RenaissanceRe revolving credit facility	—	3,398	3,050
$150 million 7.0% Senior Notes	—	—	5,688
$100 million 5.875% Senior Notes	5,875	5,875	5,875
$250 million 5.75% Senior Notes	11,373	—	—
Other	2,552	2,646	1,342

Total interest expense	21,829	15,111	24,633

Preferred share dividends
$100 million 7.30% Series B Preference Shares	7,118	7,300	7,300
$250 million 6.08% Series C Preference Shares	15,200	15,200	15,200
$300 million 6.60% Series D Preference Shares	19,800	19,800	19,800

Total preferred share dividends	42,118	42,300	42,300

Total interest expense and preferred share dividends	$63,947	$57,411	$66,933

During 2010, our interest expense increased by $6.7 million to $21.8 million, compared to $15.1 million in 2009, primarily due to interest expense on the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010, partially offset by reduced interest expense in respect of our revolving credit facility. On December 20, 2010, we redeemed all of our 7.30% Series B Preference Shares for $100.0 million, plus accrued and unpaid dividends to December 20, 2010; see “Capital Resources” section below for additional detail.

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

Income Tax Benefit (Expense)

Year ended December 31,	2010	2009	2008
(in thousands)

Income tax benefit (expense)	$6,124	$(10,031)	$180

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. During 2010 and 2008, we generated an income tax benefit of $6.1 million and $0.2 million, respectively, which was principally the result of our U.S. operations incurring pretax losses, compared to an income tax expense of $10.0 million in 2009, which was principally the result of our U.S. operations generating pretax income.

For the years 2008 through 2010, we generated cumulative GAAP taxable income in our U.S. tax-paying subsidiaries. During 2008, our valuation allowance was reassessed and we now believe that it is more likely than not that we will continue to generate GAAP taxable income in our U.S. tax-paying insurance subsidiaries and therefore be able to recover all of our U.S. net deferred tax asset. As a result, our valuation allowance was reduced by $1.7 million in 2008, and there was a corresponding decrease to income tax expense and increase to our net income. Our valuation allowance totaled $3.5 and $2.4 million at December 31, 2010 and 2009, respectively. The remaining valuation allowance as of December 31, 2010 relates exclusively to our operations in Ireland and the U.K. Our Ireland and U.K. operations have produced GAAP taxable losses and we currently do not believe it is more likely than not that we will generate GAAP taxable income from our subsidiaries in these operations and therefore do not believe that we will be able to recover our net deferred tax assets from these operations. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand. In addition, it is possible that we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.

Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe

Year ended December 31,	2010	2009	2008
(in thousands)

Net income attributable to redeemable noncontrolling interest – DaVinciRe	$(116,421)	$(171,501)	$(55,133)

The net income attributed to the redeemable noncontrolling interest holders decreased $55.1 million to $116.4 million in 2010, compared to $171.5 million in 2009, primarily due to the decreased profitability of DaVinciRe. The change in net income attributable to redeemable noncontrolling interest was driven by DaVinciRe generating lower underwriting income in 2010, compared to 2009, principally due to the 2010 earthquakes and also due to an increase in our ownership of DaVinciRe to 41.2% in 2010, compared to 38.2% in 2009, as noted above.

In January 2011, DaVinciRe redeemed the shares of certain third party DaVinciRe shareholders. As a result of this transaction, our ownership interest in DaVinciRe has increased to 44.0% effective January 1, 2011. We expect our ownership in DaVinciRe to fluctuate over time.

Income from Discontinued Operations

Year ended December 31,	2010	2009	2008
(in thousands)

Income from discontinued operations	$62,670	$6,700	$33,846

Income from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations being sold to QBE pursuant to the Stock Purchase Agreement. Included in income from discontinued operations in 2010 is underwriting income of $57.0 million, compared to $1.9 million in 2009. The $55.1 million increase in underwriting income is primarily attributable to strong underwriting results for the 2010 crop year.

Included in income from discontinued operations in 2009 is underwriting income of $1.9 million, compared to $23.7 million in 2008. The $21.8 million decrease in underwriting income is due primarily to a $10.8 million decrease in net premiums earned, an $8.4 million increase in operational expenses and a $13.7 million increase in acquisition expenses, partially offset by an $11.0 million decrease in net claims and claim expenses as a result of the comparably low level of insured losses in 2009, compared to 2008. Included in the underwriting result for 2010, 2009 and 2008 was favorable (adverse) development on prior accident years of $56.0 million, $(21.7) million and $37.9 million, respectively. The favorable development on prior accident years in 2010 was primarily related to the crop insurance line of business which experienced a decrease in the frequency and severity of reported loss activity in 2010 on the 2009 crop year. The adverse development on prior accident years in 2009 was primarily related to the crop insurance line of business which experienced an increase in the severity of reported loss activity in 2009 on the 2008 crop year.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2010, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.3 billion (2009 – $3.3 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $483.3 million (2009 – $525.0 million). During 2010, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. (“RenRe Insurance”) returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $513.1 million, $nil and $69.8 million, respectively (2009 – $781.8 million, $nil and $120.8 million, respectively).

Under the Insurance Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR model. The BSCR is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a TCL for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The Company is currently completing the 2010 BSCR for Renaissance Reinsurance and DaVinci, and at this time believes both companies will exceed the target level of required capital.

RenaissanceRe CCL and Syndicate 1458 are subject to regulation by the Council of Lloyd’s. Syndicate 1458 is also subject to regulation by the FSA under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At December 31, 2010, the Company maintained $74.3 million and £15.0 million as a Funds at Lloyd’s facility (2009 – $74.3 million and £15.0 million). In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at December 31, 2010.

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

Cash Flows and Liquidity

During 2010, our cash and cash equivalents increased $74.6 million, to $277.7 million at December 31, 2010, compared to $203.1 million at December 31, 2009, which excludes a decrease of $3.9 million in cash and cash equivalents related to discontinued operations held for sale. The following discussion of our cash flows includes the results of operations and financial position of our discontinued operations held for sale at December 31, 2010, related to the sale of substantially all of our U.S.-based insurance operations.

Cash flows provided by operating activities.    Cash flows provided by operating activities in 2010 were $494.7 million, which consisted of, among other items, our net income of $861.2 million, partially offset by a decrease in claims and claim expenses, net of $159.9 million, net realized and unrealized investment gains on fixed maturity investments of $151.2 million and unrealized gains included in net investment income of $57.5 million related to our other investments. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Results of Operations for 2010, 2009 and 2008”, we generated strong underwriting and investment results, which contributed to cash flows provided by operating activities. In addition, as noted above, claims and claim expenses, net decreased $159.9 million in 2010, compared to 2009, primarily as a result of $402.3 million of paid claims and claim expenses during 2010, partially offset by incurred claims and claim expenses of $242.5 million. Our 2010 cash flows provided by operating activities were primarily used to support our financing activities as discussed below.

Cash flows provided by investing activities.    During 2010, our cash flows provided by investing activities were $108.6 million, which principally reflects our decision to decrease our allocation to other investments, specifically hedge funds, resulting in net sales of other investments of $122.1 million. Our 2010 cash flows provided by investing activities were primarily used to support our financing and repurchase activities as discussed below.

Cash flows used in financing activities.    Our cash flows used in financing activities in 2010 were $531.6 million, primarily as a result of the repurchase of $448.9 million of our common shares, the redemption of $100.0 million of our 7.30% Series B Preference Shares as discussed below, the payment of $55.9 million and $42.1 million in dividends to our common and preferred shareholders, respectively, the repurchase of $136.7 million of DaVinciRe shares of third party shareholders, and partially offset by the issuance of $250.0 million of 5.75% Senior Notes for $249.1 million.

We have generated cash flows from operations for the three year period between 2008 and 2010 significantly in excess of our operating commitments. However, because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the 2010 earthquakes, and hurricanes Gustav and Ike during the third quarter of 2008, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2010 and 2009:

At December 31, 2010	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)

Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290

Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd’s	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142

Total	$316,793	$351,589	$589,461	$1,257,843

At December 31, 2009
(in thousands)

Catastrophe	$165,153	$148,252	$258,451	$571,856
Specialty	119,674	101,612	382,818	604,104

Total Reinsurance	284,827	249,864	641,269	1,175,960
Insurance	76,489	3,658	88,326	168,473

Total	$361,316	$253,522	$729,595	$1,344,433

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the year ended December 31, 2010, changes to prior year estimated claims reserves increased our net income by $302.1 million (2009 – $266.2 million, 2008 – $196.9 million) excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax benefit (expense).

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

We recorded $540.5 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in 2008. In 2010, we recorded $159.7 million, $166.8 million and $23.0 million of gross claims and claim expenses as a result of losses arising from the Chilean earthquake, the New Zealand earthquake and the Australian flooding, respectively. Our estimates of losses from these events are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for these 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the 2010 earthquakes); and in the case of the Australian flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, and those of 2008, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Our reserving techniques, assumptions and processes differ between our property catastrophe reinsurance and specialty reinsurance units within our Reinsurance segment and within our Lloyd’s segment. Refer to our “Claims and Claim Expense Reserves Critical Accounting Estimates” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

Capital Resources

Our total capital resources at December 31, 2010 and 2009 were as follows:

At December 31,	2010	2009
(in thousands)

Common shareholders’ equity	$3,386,325	$3,190,786
Preference shares	550,000	650,000

Total shareholders’ equity attributable to RenaissanceRe	3,936,325	3,840,786

5.875% Senior Notes	100,000	100,000
5.750% Senior Notes	249,155	—
RenaissanceRe revolving credit facility – borrowed	—	—
RenaissanceRe revolving credit facility – unborrowed	150,000	345,000
DaVinciRe revolving credit facility – borrowed	200,000	200,000
DaVinciRe revolving credit facility – unborrowed	—	—
Renaissance Trading credit facility – borrowed	—	—
Renaissance Trading credit facility – unborrowed	10,000	10,000

Total capital resources	$4,645,480	$4,495,786

In 2010, our capital resources increased by $149.7 million, principally due to our comprehensive income attributable to RenaissanceRe of $723.1 million and the issuance of $250.0 million of 5.75% Senior Notes for

$249.1 million during 2010, partially offset by the renewal of the RenaissanceRe revolving credit facility with a commitment amount of $150.0 million, compared to the commitment amount of $345.0 million which had previously been in effect, the redemption of $100.0 million principal amount of our 7.30% Series B Preference Shares as discussed below, $55.9 million of dividends on common shares, and $460.4 million of common share repurchases during 2010, as discussed in more detail in “Item 5 – Issuer Repurchases of Equity Securities”.

Preference Shares

In December 2006, we raised $300.0 million through the issuance of 12 million Series D Preference Shares; in March 2004, we raised $250.0 million through the issuance of 10 million Series C Preference Shares; and in February 2003, we raised $100.0 million through the issuance of 4 million Series B Preference Shares. On November 17, 2010, we gave redemption notices to the holders of the 7.30% Series B Preference Shares to redeem such shares for $25 per share. On December 20, 2010, we redeemed all of the issued and outstanding 7.30% Series B Preferences Shares for $100.0 million plus accrued and unpaid dividends thereon. The Series D and Series C Preference Shares may be redeemed at $25 per share at our option on or after December 1, 2011 and March 23, 2009, respectively. Dividends on the Series D and Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60% and 6.08%, respectively, when, if, and as declared by the Board of Directors. If RenaissanceRe submits a proposal to our shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of RenaissanceRe preference shares to vote as a single class, RenaissanceRe may redeem the Series D Preference Shares prior to December 11, 2011, at $26 per share. The preference shares have no stated maturity and are not convertible into any other of our securities.

5.875% Senior Notes

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

RenaissanceRe Revolving Credit Facility (the “Credit Agreement”)

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

Under the Bilateral Facility, each of the Bilateral Facility Participants is severally obligated to pledge to CEP at all times during the term of the Bilateral Facility certain securities with a collateral value (as determined as therein provided) that equals or exceeds 100% of the aggregate amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies with respect to such Bilateral Facility Participant, including terminating its commitment to such Bilateral Facility Participant under the Bilateral Facility and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each of Renaissance Reinsurance, DaVinci and Glencoe makes, as to itself, representations and warranties that are customary for facilities of this type and severally agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.

DaVinciRe Revolving Credit Facility

DaVinciRe is a party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (the “DaVinciRe Credit Agreement”), which provides for a revolving credit facility in an aggregate amount of up to $200.0 million that matures on April 5, 2011. The term of the DaVinciRe Credit Agreement may be extended and the commitment amount may be increased to $250.0 million, provided certain conditions are met. Effective as of March 9, 2010, DaVinciRe and the other parties to the DaVinciRe Credit Agreement entered into Amendment No. 1 to the DaVinciRe Credit Agreement (the “Amendment”). The Amendment provided for the release of certain collateral that was previously pledged by DaVinciRe in support of its obligations under the DaVinciRe Credit Agreement and the pledge by DaVinci of other collateral in substitution for the released collateral.

Interest rates are based on a spread above LIBOR, and averaged approximately 1.0% during 2010 (2009 – 1.3%). The DaVinciRe Credit Agreement requires DaVinciRe and DaVinci to maintain a minimum net worth of $350.0 million and $450.0 million, respectively, and requires DaVinciRe to maintain a debt to capital ratio of no greater than 30%. At December 31, 2010, $200.0 million remained outstanding. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against us or our subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe Credit Agreement. Pursuant to the terms of the Credit Agreement, a default by DaVinciRe on its obligations under the DaVinciRe Credit Agreement will not result in a default under the Credit Agreement.

Our ability to renew the DaVinciRe Credit Agreement, and the terms of such renewal, if any, will depend on the facts and circumstances at the time, including the financial position and operating results of DaVinci and capital market conditions. In the event that we are unable to renew the DaVinciRe Credit Agreement at a reasonable price and otherwise on terms satisfactory to us or at all, or if we decide not to renew the DaVinciRe Credit Agreement in whole or in part, we may pursue alternative financing arrangements if required to meet the liquidity needs of DaVinci and DaVinciRe.

Principal Letter of Credit Facility

Effective April 22, 2010, RenaissanceRe and its affiliates, Renaissance Reinsurance, Renaissance Reinsurance of Europe, Glencoe and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Third Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Banks”), Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the Banks, and certain other agents (the “Reimbursement Agreement”). The Reimbursement Agreement amended and restated in its entirety the Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007.

The Reimbursement Agreement serves as our principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. As of December 31, 2010, the Reimbursement Agreement provided commitments from the Banks in an aggregate amount of $1.0 billion. Effective as of February 15, 2011, we reduced the commitments under the Reimbursement Agreement from $1.0 billion to $700.0 million. The reduction was implemented in connection with a reassessment of the future collateral needs of the Account Parties, taking into account, among other things, their access to alternative sources of credit enhancement. If the sale of substantially all of our U.S.-based insurance operations to QBE pursuant to the Stock Purchase Agreement is consummated, we expect to reduce the commitments under the Reimbursement Agreement by an additional $100.0 million to $600.0 million. Prior to the expiration date set forth above and after giving effect to the full $400.0 million reduction, the commitments of the Banks under the Reimbursement Agreement may be increased from time to time up to an aggregate amount not to exceed $1.1 billion, subject to the satisfaction of certain conditions. The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe and the Account Parties and Renaissance Investment Holdings Ltd. (“RIHL”), a subsidiary of RenaissanceRe, that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate, sell, transfer or lease all or any substantial part of their respective assets. The Reimbursement Agreement also contains certain financial covenants that are customary for reinsurance and insurance companies in facilities of this type, which require RenaissanceRe and DaVinci to maintain a minimum net worth of $1.75 billion and $650.0 million, respectively. The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.

Under the Reimbursement Agreement, each Account Party is required to pledge eligible collateral having a value sufficient to cover all of its obligations under the Reimbursement Agreement, including reimbursement obligations for outstanding letters of credit issued for its account. Eligible collateral includes, among other things, redeemable preference shares issued to the Account Parties by RIHL. Each Account Party that pledges RIHL shares as collateral must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of the outstanding RIHL shares pledged by such Account Party pursuant to the Reimbursement Agreement. In addition, RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered.

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

Letters of Credit

At December 31, 2010, we had $586.6 million of letters of credit with effective dates on or before December 31, 2010 outstanding under the Reimbursement Agreement (defined above) and total letters of credit outstanding under all facilities of $689.0 million.

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

Renaissance Trading Margin Facility and Guarantees

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At December 31, 2010, $nil was outstanding under the facility.

At December 31, 2010, RenaissanceRe had provided guarantees in the amount of $243.0 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

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

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2009, in accordance with the Shareholders Agreement. The repurchase notices submitted on or before March 1, 2009 were for shares of DaVinciRe with a GAAP book value of $173.6 million at December 31, 2009. Effective January 1, 2010, DaVinciRe redeemed the shares for $173.6 million, less a $17.6 million reserve holdback and, in a separate transaction, the Company sold a portion of its shares in DaVinciRe to a third party shareholder. Our ownership in DaVinciRe was 38.2% at December 31, 2009 (2008 – 22.8%) and subsequent to the above transactions, the Company’s ownership interest in DaVinciRe increased to 41.2% effective January 1, 2010.

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2010, in accordance with the Shareholders Agreement. The repurchase notices submitted on or before March 1, 2010, were for shares of DaVinciRe with a GAAP book value of $88.4 million at December 31, 2010. Furthermore, DaVinciRe resolved to return additional capital of $86.6 million to the remaining shareholders, including the Company, after the receipt of the repurchase notices described above. Effective January 1, 2011, DaVinciRe redeemed the shares and returned additional capital for an aggregate of $175.0 million, less a $17.5 million reserve holdback. As a result of the above transactions, our ownership interest in DaVinciRe increased to 44.0% effective January 1, 2011.

We expect our ownership in DaVinciRe to fluctuate over time.

In advance of the March 1, 2011 redemption notice date, and as of February 16, 2011, certain third party shareholders of DaVinciRe have submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $22.8 million at December 31, 2010.

Ratings

Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We continue to receive high claims-paying and financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities.

Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the ERM rating of RenaissanceRe as of February 16, 2011.

February 16, 2011	A.M. Best	S&P (4)	Moody’s	Fitch

REINSURANCE SEGMENT (1)
Renaissance Reinsurance	A+	AA-	A1	A+
DaVinci	A	A+	—	—
Top Layer Re	A+	AA	—	—
Renaissance Europe	A+	AA-	—	—

LLOYD’S SEGMENT
RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	A+

INSURANCE SEGMENT (1)
Glencoe	A	A+	—	—

RENAISSANCERE (3)	—	Excellent	—	—

(1)	The A.M. Best, S&P, Moody’s and Fitch ratings for the companies in the Reinsurance and Insurance segments reflect the insurer’s financial strength rating.
(2)	The A.M. Best, S&P and Fitch ratings for the Lloyd’s Overall Market Rating represent its financial strength rating.
(3)	The S&P rating for RenaissanceRe represents rating on its Enterprise Risk Management practices.
(4)	The S&P ratings for the companies in the Reinsurance and Insurance segments reflect, in addition to the insurer’s financial strength rating, the insurer’s issuer credit rating.

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

On November 18, 2010, A.M. Best placed under review with negative implications the financial strength rating (the “FSR”) of “A” (Excellent) of certain insurance subsidiaries of RenRe Insurance, namely Glencoe. The rating action follows the public announcement that we entered into a definitive agreement with QBE to sell substantially all of our U.S.-based insurance operations. A.M. Best has stated that it expects the under review status will be resolved once the transaction noted above has closed and A.M. Best completes its analysis.

On January 29, 2009, A.M. Best affirmed the FSR of “A+” (Superior) of Renaissance Reinsurance and Renaissance Reinsurance of Europe (“Renaissance Europe”). Additionally, the FSR of DaVinci was affirmed at “A” (Excellent). The outlook is stable for these ratings.

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

On November 18, 2010, following the public announcement that we entered into a definitive agreement with QBE to sell substantially all of our U.S.-based insurance operations, S&P has placed Glencoe’s counterparty credit rating (“CCR”) of A+ on negative watch, until such time as S&P has evaluated the new strategic objectives and support to be provided to Glencoe from RenaissanceRe going forward.

On November 1, 2010, S&P revised its outlook on Top Layer to stable from negative and at the same time, affirmed Top Layer’s CCR and FSR of “AA”.

On August 14, 2009, S&P initiated coverage on certain insurance subsidiaries of RenRe Insurance, namely, Glencoe, assigning a CCR and FSR of A+. The outlook is stable for this rating.

On January 21, 2009, S&P initiated coverage of Renaissance Europe, assigning a rating of “AA-” for both its CCR and FSR. The outlook is stable for this rating.

On December 13, 2007, S&P raised its CCR on RenaissanceRe to “A” from “A-”. At the same time, S&P raised its CCR and FSR on Renaissance Reinsurance to “AA-” from “A+”. In addition, S&P raised its CCR on DaVinci to “A+” from “A”. The outlook is stable for these ratings.

In addition, S&P assesses companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM rating of “Excellent”, which is the highest rating assigned by S&P, and indicates that S&P believes the Company has extremely strong capabilities to consistently identify, measure, and manage risk exposures and losses within the Company’s predetermined tolerance guidelines.

Moody’s.    Moody’s Insurance Financial Strength Ratings and Moody’s Credit Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance companies rated “A1”, such as Renaissance Reinsurance, and companies rated “A3”, such as RenaissanceRe, offer good financial security. However, Moody’s believes that elements may be present which suggest a susceptibility to impairment sometime in the future.

On November 18, 2010, following the public announcement that we entered into a definitive agreement with QBE to sell substantially all of our U.S. based insurance operations, Moody’s affirmed the “A1” insurance FSR of Renaissance Reinsurance. The outlook is stable for this rating.

Fitch.    Fitch’s Issuer Financial Strength (“IFS”) ratings provide an assessment of the financial strength of an insurance organization. Fitch believes that insurance companies rated “A+”, such as Renaissance Reinsurance, have “Strong” capacity to meet policyholders and contract obligations on a timely basis with a low expectation of ceased or interrupted payments.

On January 19, 2011, Fitch upgraded the IFS of Renaissance Reinsurance to “A+” from “A”. The outlook is stable for this rating.

Lloyd’s Overall Market Rating

A.M. Best, S&P and Fitch have each assigned an FSR to the Lloyd’s overall market. The financial risks to policy holders of syndicates within the Lloyd’s market are partially mutualized through the Lloyd’s Central Fund, to which all underwriting members contribute. Because of the presence of the Lloyd’s Central Fund, and the current legal and regulatory structure of the Lloyd’s market, FSRs on individual syndicates are not appropriate. This reflects the fact that syndicates are groupings of one or more capital providers, managed on their behalf by a managing agent, and are not legal entities in themselves.

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

None of our operating subsidiaries which conduct the trading activities of REAL are currently rated by any of the nationally recognized rating agencies.

Investments

The table below shows the aggregate amounts of our invested assets at December 31, 2010 and 2009:

At December 31,	2010		2009
(in thousands, except percentages)

U.S. treasuries	$761,461	12.4%	$861,888	14.3%
Agencies	216,963	3.6%	148,785	2.5%
Non-U.S. government (Sovereign debt)	184,387	3.0%	196,994	3.3%
FDIC guaranteed corporate	388,468	6.4%	847,585	14.1%
Non-U.S. government-backed corporate	357,504	5.9%	248,746	4.1%
Corporate	1,512,411	24.7%	1,082,305	18.0%
Agency mortgage-backed	401,807	6.6%	370,846	6.2%
Non-agency mortgage-backed	34,149	0.6%	36,383	0.6%
Commercial mortgage-backed	219,440	3.6%	230,854	3.8%
Asset-backed	40,107	0.7%	92,509	1.5%

Total fixed maturity investments, at fair value (1)	4,116,697	67.5%	4,116,895	68.4%
Short term investments, at fair value	1,110,364	18.2%	943,051	15.7%
Other investments, at fair value	787,548	12.9%	858,026	14.3%

Total managed investment portfolio	6,014,609	98.6%	5,917,972	98.4%
Investments in other ventures, under equity method	85,603	1.4%	97,287	1.6%

Total investments	$6,100,212	100.0%	$6,015,259	100.0%

(1)	Included in fixed maturity investments, at fair value at December 31, 2010 and 2009 are $3,871.8 million and $696.9 million, respectively, of fixed maturity investments designated as trading under ASC Topic 320, Investments – Debt and Equity Securities.

At December 31, 2010, we held investments totaling $6.1 billion, compared to $6.0 billion at December 31, 2009, with net unrealized appreciation included in accumulated other comprehensive income of $19.4 million at December 31, 2010, compared to $46.0 million at December 31, 2009. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

Because the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities, Federal Deposit Insurance Corporation (“FDIC”) guaranteed corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other investments. At December 31, 2010, these other investments totaled $787.5 million, or 12.9%, of our total investments (2009 – $858.0 million or 14.3%).

At December 31, 2010, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2009 – AA). At December 31, 2010, our average yield to maturity on our fixed maturity investments and our short term investment portfolio was 2.1% (2009 – 2.3%). At December 31, 2010, our non-investment grade fixed maturity investments totaled $125.2 million or 3.0% of our fixed maturity investments (2009 – $85.2 million or 2.1%, respectively). In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities and non-investment grade cat-linked securities. At December 31, 2010, the funds that invest in non-investment grade fixed income securities and non-investment grade cat-linked securities totaled $331.2 million (2009 – $410.8 million).

As of December 31, 2010, we had $1,110.4 million of short term investments (2009 – $943.1 million). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value. During 2010, we increased our allocation to short term investments by $167.3 million, and decreased our allocation to other investments by $70.5 million.

Our target benchmark portfolio for our fixed maturity investments and short term investments currently has a 3.2 year duration. Our duration at December 31, 2010 was 3.2 years (2009 – 2.6 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.

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

•

Our investments in mortgage-backed securities are also subject to default risk. This risk is due in part to defaults on the underlying securitized mortgages, which would decrease the market value of the investment and be disadvantageous to us. Similar risks apply to other asset-backed securities in which we may invest from time to time.

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

At December 31,	2010		2009
(in thousands, except percentages)

Due in less than one year	$90,450	2.2%	$67,038	1.6%
Due after one through five years	2,330,181	56.6%	2,765,888	67.2%
Due after five through ten years	827,981	20.1%	480,405	11.7%
Due after ten years	172,582	4.2%	72,972	1.8%
Mortgage-backed	655,396	15.9%	638,083	15.5%
Asset-backed	40,107	1.0%	92,509	2.2%

Total fixed maturity investments, at fair value	$4,116,697	100.0%	$4,116,895	100.0%

The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31,	2010		2009
(in thousands, except percentages)

AAA	$2,531,922	61.5%	$2,980,502	72.4%
AA	489,780	11.9%	483,338	11.7%
A	666,497	16.2%	387,526	9.4%
BBB	303,269	7.4%	180,352	4.4%
Non-investment grade and not rated	125,229	3.0%	85,177	2.1%

Total fixed maturity investments, at fair value	$4,116,697	100.0%	$4,116,895	100.0%

Our fixed maturity investments are classified as available for sale or trading and are reported at fair value. The net unrealized appreciation or depreciation on fixed maturity investments available for sale is included in accumulated other comprehensive income. The net unrealized gains (losses) on fixed maturity investments trading is included in net realized and unrealized gains on fixed maturity investments. Net investment income includes interest income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity investments is computed using the effective yield method. The fair values of our fixed maturity investments are based on quoted market prices, or when such prices are not available, by reference to broker or trader bid indications and/or internal pricing valuation techniques.

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. Pursuant to authoritative guidance effective April 1, 2009, we revised our quarterly process for assessing whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if we have the intent to sell the debt security or (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security. See “Note 6. Investments in our Notes to Consolidated Financial Statements” for additional information regarding other-than-temporary impairments.

During 2010, we recorded $0.8 million (2009 – $22.5 million, 2008 – $214.9 million) in net other-than-temporary impairment charges. Net other-than-temporary impairments decreased in 2010, compared to 2009 due to the designation, upon acquisition of our fixed maturity investments as trading, rather than as available for sale, and as a result, at December 31, 2010, our fixed maturity investments available for sale represented 5.9% of our total fixed maturity investments, compared to 83.1% at December 31, 2009. The significant decrease in net other-than-temporary impairments during 2009, compared to 2008, is due to a combination of improved economic conditions during 2009, and the adoption of new authoritative accounting guidance related to the recognition and presentation of other-than-temporary impairments adopted during the second quarter of 2009. The net other-than-temporary impairment charges in 2009 and 2008 were primarily due to widening credit spreads during the early part of 2009 and throughout 2008 as a result of the turmoil in the financial and capital markets. For the three months ended March 31, 2009, and the year ending December 31, 2008, we recognized impairment charges for principally all of our fixed maturity investments available for sale that were in an unrealized loss position at the end of each quarter as under prior authoritative accounting guidance we did not have the intent to hold them until they fully recovered in value. Credit-related impairment charges were $0.8 million, $2.2 million and $8.3 million in 2010, 2009 and 2008, respectively, and relate to impaired securities which we believe we would not be able to recover the full principal amount if held to maturity. At December 31, 2010, we held 22 fixed maturity investments available for sale securities that were in an unrealized loss position. At December 31, 2010 our gross unrealized losses on fixed maturity investments available for sale totaled $0.7 million.

Credit Rating and Yield to Maturity

The following table summarizes the composition of the amortized cost and fair value of our fixed maturity investments, short term investments and other investments at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available, and the respective yield to maturity.

					Credit Rating (1)

At December 31, 2010	Amortized Cost	Fair Value	% of Total Managed Investment Portfolio	Yield to Maturity	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)

Short term investments	$1,110,364	$1,110,364	18.4%	0.2%	$1,098,644	$5,254	$301	$—	$6,165	$—
		100.0%			98.9%	0.5%	0.0%	0.0%	0.6%	0.0%
Fixed maturity investments

U.S. treasuries	764,807	761,461	12.7%	1.6%	761,461	—	—	—	—	—
Agencies
Fannie Mae & Freddie Mac	173,204	174,287	2.9%	0.7%	174,287	—	—	—	—	—
Other agencies	43,199	42,676	0.7%	1.5%	42,676	—	—	—	—	—

Total agencies	216,403	216,963	3.6%	0.8%	216,963	—	—	—	—	—

Non-U.S. government (Sovereign debt)	181,066	184,387	3.1%	2.7%	96,611	25,615	17,207	26,075	16,071	2,808

FDIC guaranteed corporate	385,991	388,468	6.5%	0.6%	388,468	—	—	—	—	—

Non-U.S. government-backed corporate	354,726	357,504	5.9%	1.5%	316,900	36,021	4,583	—	—	—

Corporate	1,496,599	1,512,411	25.1%	3.8%	112,916	425,462	612,314	257,292	99,518	4,909

Mortgage-backed securities
Residential mortgage-backed securities
Agency securities	403,914	401,807	6.7%	3.2%	401,807	—	—	—	—	—
Non-agency securities	18,417	19,591	0.3%	4.0%	14,954	—	—	4,637	—	—
Non-agency securities – Alt A	12,298	14,558	0.2%	5.8%	12,635	—	—	—	1,923	—

Total residential mortgage-backed securities	434,629	435,956	7.2%	3.3%	429,396	—	—	4,637	1,923	—
Commercial mortgage-backed securities	211,732	219,440	3.7%	3.4%	169,100	2,682	32,393	15,265	—	—

Total mortgage-backed securities	646,361	655,396	10.9%	3.4%	598,496	2,682	32,393	19,902	1,923	—
Asset-backed securities
Student loans	32,234	33,056	0.6%	1.1%	33,056	—	—	—	—	—
Auto	1,804	1,809	0.0%	0.7%	1,809	—	—	—	—	—
Other	5,000	5,242	0.1%	0.8%	5,242	—	—	—	—	—

Total asset-backed securities	39,038	40,107	0.7%	1.0%	40,107	—	—	—	—	—

Total securitized assets	685,399	695,503	11.6%	3.2%	638,603	2,682	32,393	19,902	1,923	—

Total fixed maturity investments	4,084,991	4,116,697	68.5%	2.6%	2,531,922	489,780	666,497	303,269	117,512	7,717
		100.0%			61.5%	11.9%	16.2%	7.4%	2.9%	0.1%

Other investments

Private equity partnerships		347,556	5.7%		—	—	—	—	—	347,556
Senior secured bank loan funds		166,106	2.8%		—	—	—	—	166,106	—
Catastrophe bonds		123,961	2.1%		—	—	—	—	123,961	—
Non-U.S. fixed income funds		80,224	1.3%		—	—	—	46,854	33,370	—
Hedge funds		41,005	0.7%		—	—	—	—	—	41,005
Miscellaneous other investments		28,696	0.5%		—	—	—	21,870	—	6,826

Total other investments		787,548	13.1%		—	—	—	68,724	323,437	395,387

Total managed investment portfolio		$6,014,609	100.0%		$3,630,566	$495,034	$666,798	$371,993	$447,114	$403,104
		100.0%			60.4%	8.2%	11.1%	6.2%	7.4%	6.7%

(1)	The credit ratings included in this table are those assigned by S&P. The Company has grouped short term investments with an A-1+ and A-1 short-term issue credit rating as AAA, short term investments with A-2 short-term issue credit rating as AA and short term investments with an A-3 short-term issue credit rating as A.

The following table summarizes the composition of the fair value of our corporate fixed maturity investments at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31, 2010
(in thousands)

Sector	Total	AAA	AA	A	BBB	Non-Investment Grade	Not Rated

Financials	$830,319	$81,392	$274,121	$400,752	$51,197	$18,659	$4,198
Industrial, utilities and energy	248,517	—	47,398	93,518	82,948	24,653	—
Communications and technology	142,077	1,979	—	88,076	33,499	17,980	543
Consumer	114,237	—	33,629	17,846	41,506	21,101	155
Health care	67,540	1,496	50,002	6,201	2,051	7,790	—
Basic materials	57,181	—	—	3,970	43,991	9,207	13
Other	52,540	28,049	20,312	1,951	2,100	128	—

Total corporate fixed maturity investments, at fair value (1)	$1,512,411	$112,916	$425,462	$612,314	$257,292	$99,518	$4,909

(1)	Excludes FDIC guaranteed and non-U.S. government backed corporate fixed maturity investments, at fair value.

The following table summarizes the composition of the fair value of the fixed maturity investments and short term investments of our top ten corporate issuers at the date indicated.

At December 31, 2010
(in thousands)

Issuer	Total	Short term investments	Fixed maturity investments

Wells Fargo & Company	$67,791	$5,250	$62,541
JP Morgan Chase & Co.	64,920	—	64,920
General Electric Company	64,830	—	64,830
Barclays PLC	52,548	—	52,548
Credit Suisse Group AG	51,906	—	51,906
Citigroup Inc.	41,873	—	41,873
Bank of America Corp.	41,298	—	41,298
Goldman Sachs Group Inc.	34,950	—	34,950
Morgan Stanley	32,287	—	32,287
Lloyds Banking Group PLC	26,939	—	26,939

Total (1)	$479,342	$5,250	$474,092

(1)	Excludes FDIC guaranteed and non-U.S. government-backed corporate fixed maturity investments, repurchase agreements and commercial paper, at fair value.

Other Investments

The table below shows our portfolio of other investments at December 31, 2010 and 2009:

At December 31,	2010	2009
(in thousands)

Private equity partnerships	$347,556	$286,108
Senior secured bank loan funds	166,106	245,701
Catastrophe bonds	123,961	160,051
Non-U.S. fixed income funds	80,224	75,891
Hedge funds	41,005	54,163
Miscellaneous other investments	28,696	36,112

Total other investments	$787,548	$858,026

The fair value of certain of our fund investments, which principally include hedge funds, private equity partnerships, senior secured bank loan funds and non-U.S. fixed income funds, is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. These net asset valuations are determined based upon the valuation criteria established by the governing documents of such investments. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests or notes. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. In addition, due to a lag in reporting, some of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. In these circumstances, we estimate the fair value of these funds by starting with the prior month’s or quarter’s fund valuation, adjusting these valuations for capital calls, redemptions or distributions and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, we use all credible information available to us. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have reported results, or other valuation methods, as necessary. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in the period they become known as a change in estimate. Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $103.7 million of net investment income for 2010 (2009 – $163.6 million, 2008 – negative $219.6 million). Of this amount, $57.5 million relates to net unrealized gains (2009 – $88.5 million, 2008 – net unrealized losses of $259.4 million).

We have committed capital to private equity partnerships and other entities of $699.7 million, of which $488.5 million has been contributed at December 31, 2010. Our remaining commitments to these funds at December 31, 2010 totaled $210.8 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows our portfolio of other investments measured using net asset valuations:

At December 31, 2010	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands)

Private equity partnerships	$347,556	$193,588	See below	See below
Senior secured bank loan funds	166,106	17,215	See below	See below
Non-U.S. fixed income funds	80,224	—	Monthly, Bi-monthly	5 - 20 days
Hedge funds	41,005	—	Annually, Bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$634,891	$210,803

Private equity partnerships – Included in our investments in private equity partnerships are alternative asset limited partnerships that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; oil, gas and power; and secondaries. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. We generally have no right to redeem our interest in any of these private equity partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by us in connection with the liquidation of the underlying assets of the applicable limited partnership. If these investments were held, it is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the limited partnership.

Senior secured bank loan funds – Our investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $158.4 million are redeemable, in whole or in part, on a monthly basis.

Previously, we generally had no right to redeem our investment in certain bank loan funds in advance of dissolution of the applicable funds. Instead, the nature of this investment was that distributions were received by us in connection with the liquidation of the underlying assets of the applicable fund. However, during 2010, the management of the senior secured bank loan funds which previously could generally not be redeemed restructured these investments to a fund structure which would liquidate in the near term, and we elected to transfer our investment to the new fund structure. Subsequently, the balance of our investment in the new structure has been liquated and we have received $100.8 million in distributions from the new fund structure.

We also have a $7.7 million investment in a closed end fund which invests in loans. We have no unilateral right to redeem our investment in this fund.

Non-U.S. fixed income funds – Our non-U.S. fixed income funds invest primarily in European high yield bonds and non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Investments of $46.9 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $33.4 million can generally only be redeemed by us at a rate of 10% per month. The issuers of these securities may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – We invest in hedge funds that pursue multiple strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Included in our hedge funds is $9.5 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, we will still retain our interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

Investments in Other Ventures, under Equity Method

The table below shows our investments in other ventures, under equity method:

Year ended December 31,
(in thousands, except percentages)
	2010			2009
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value

Tower Hill Companies	$50,000	25.0%	$38,431	$50,000	25.0%	$41,544
Top Layer Re	26,875	50.0%	14,844	13,125	50.0%	26,329
Tower Hill	10,000	28.6%	14,155	10,000	28.6%	14,437
Other	19,000	n/a	18,173	12,040	n/a	14,977

Total investments in other ventures, under equity method	$105,875		$85,603	$85,165		$97,287

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

Our equity in earnings of the Tower Hill Companies are reported one quarter in arrears.

RIHL

RIHL, a wholly owned subsidiary of the Company, holds investment grade fixed maturity securities and short term investments and was formed to enhance administrative efficiency and take advantage of the increased benefits and reduced costs ordinarily associated with the management of large investment portfolios of different subsidiaries in the same group. In addition, the administrative efficiency afforded by the use of RIHL facilitates the establishment of one of our collateralized letter of credit facilities. Through RIHL, certain of our operating subsidiaries invest in a diversified portfolio of highly liquid debt securities which are recorded at fair value. RIHL has been assigned a rating of AAAf/S2 by S&P and 100% of the securities held through RIHL have been assigned a rating of A or higher by nationally recognized rating agencies. We may redeem our interests in RIHL at the current net asset value no more frequently than monthly. Third party service providers perform custodial functions in respect of RIHL, including valuation of the investment assets held through RIHL. Currently, external investment managers manage the assets held through RIHL, pursuant to written investment guidelines.

Under the terms of certain reinsurance contracts, certain of our subsidiaries and joint ventures are required to provide letters of credit to reinsureds in respect of reported claims and/or unearned premiums. Our Reimbursement Agreement as of December 31, 2010, made available to certain of our operating subsidiaries and joint ventures letters of credit having an aggregate face amount not to exceed $1.0 billion. As discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources,” the commitments under the Reimbursement Agreement were subsequently reduced to $700.0 million effective February 15, 2011, and if the sale of substantially all of our U.S.-based insurance operations is consummated, we expect to reduce the commitments under the Reimbursement Agreement by an additional $100 million to $600 million. To support the Reimbursement Agreement, certain of our participating operating subsidiaries and joint ventures have pledged RIHL shares and other securities owned by them as collateral.

At February 16, 2010, we had $606.1 million of letters of credit with effective dates on or before December 31, 2010 outstanding under the Reimbursement Agreement.

Effects of Inflation

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. In addition, as summarized in “Current Outlook” below, it is possible that the risk of general economic inflation has increased which could, among other things, cause claims and claim expenses to increase and also impact the performance of our investment portfolio. The actual effects of this potential increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision.

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations

At December 31, 2010	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)

Long term debt obligations (1)
5.875% Senior Notes	$112,490	$5,875	$106,615	$—	$—
5.75% Senior Notes	382,289	14,375	28,750	28,750	310,414
DaVinciRe revolving credit facility (2)	202,363	202,363	—	—	—
Private equity and investment commitments (3)	210,803	210,803	—	—	—
Operating lease obligations	36,233	8,834	13,560	9,053	4,786
Capital lease obligations	47,735	2,892	5,785	5,627	33,431
Other secured liabilities	14,000	14,000	—	—	—
Payable for investments purchased	195,383	195,383	—	—	—
Reserve for claims and claim expenses (4)	1,257,843	358,420	364,917	192,739	341,767

Total contractual obligations	$2,459,139	$1,012,945	$519,627	$236,169	$690,398

(1)	Includes contractual interest payments.

(2)	The interest on this facility is based on a spread above LIBOR. We have reflected the interest due in 2011 based upon the current interest rate on the facility.

(3)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(4)	We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. We have based our estimates of future claim payments upon benchmark industry payment patterns, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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

Current Outlook

General Economic Conditions

While economic conditions in the U.S. and certain of our other key markets improved somewhat in the second half of 2010, meaningful uncertainty remains regarding the strength, duration and comprehensiveness of any economic recovery. While we believe the U.S. federal monetary and tax actions taken towards the end of the year may support continued economic strengthening, we nonetheless also believe meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including dislocations in the financial markets. Moreover, if economic growth continues, such growth may be only at a comparably suppressed rate for a relatively extended period of time. While many governments, including the U.S. federal government, took substantial steps in 2009 and 2010 to stabilize economic conditions, these stabilizing efforts have been coming to an end or are currently scheduled to cease in coming periods. Their cessation, or the roll-back of stabilizing initiatives currently in place, could give rise to increased uncertainty, to a slowing of growth or even deterioration of economic conditions. If the current economic conditions persist at their current levels or decline, demand for the products sold by us or our customers or our overall ability to write business at risk-adequate rates could weaken. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness like the current one, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Various of these risks could materialize, and our financial results could be negatively impacted, even after the end of the economic downturn.

Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

Our catastrophe-exposed operations are subject to the ever-present potential for significant volatility in capital due primarily to our exposure to severe catastrophic events. Our specialty reinsurance portfolio is also exposed to emerging risks arising from the ongoing economic weakness, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business.

Declining interest rates and lower spreads during 2010 lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. In 2009 and 2010, our investment results benefited substantially from factors including spreads tightening and improving valuations at levels which we would not anticipate repeating in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is comparably impacted by the prevailing environment of comparably low yields. While it is possible yields will improve in future periods, we currently expect the challenging economic conditions to persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.

Market Conditions and Competition

With only four other years since 1851 having the level of named Atlantic windstorm formation as 2010, it proved to be an active year meteorologically, although these material tropical windstorms did not make significant landfall in the U.S. Atlantic and Gulf Coast regions and accordingly did not give rise to meaningful insured losses. This followed a similar industry outcome in 2009, in which U.S. coastal regions exposed to severe hurricane risk benefited from an unusually inactive year meteorologically in the Atlantic basin, which we believe was in part attributed to that year’s El Nino effect. As a result, insured industry losses from Atlantic windstorms in each of 2009 and 2010 were relatively benign, particularly in the Eastern and Southeastern U.S. This was in contrast to

2004, 2005 and 2008, for example, in which hurricanes Katrina, Rita, Wilma and Ike, among others, resulted in substantial insured property losses. However, 2010 was an active year for large insured seismic events, with significant earthquakes in Chile and New Zealand giving rise to material insured industry losses, and additional earthquakes in Pakistan and, in particular, Haiti, though largely uninsured, causing extensive loss of life.

Despite these large seismic events, 2010 continued the trend toward increasingly ample supplies of capital, impacted by continuing recovery in the financial markets and in asset valuations, and a more positive perception of liquidity; decreasing demand, impacted by the same factors; and to a degree by exposure reduction. In addition, the competitive conditions in the markets we serve are believed to have been meaningfully impacted in 2009 by the U.S. federal government’s financing and backstopping of certain large market participants, which are deemed by many market observers and participants to have contributed to inadequate pricing conditions in respect of certain lines and coverages, which conditions continued into 2010. While 2010 was also characterized on a full-year basis by meaningful returns of capital, both by us and by participants in our industry more generally, following the relatively strong rebound in the financial markets, overall industry capital levels continue to reflect ample supply.

As a result of these and other factors, the January 2011 renewal season reflected continued softening and uncertainty in the predominant part of the markets in which we focus, and we currently expect these conditions to continue throughout the remainder of 2011. Among other things, increased capital levels and appetite for risk among primary insurance companies may continue to lead to increased retentions, further impacting the reinsurance marketplace.

Despite these dynamics and trends, we believe that our strong relationships, and track record of superior claims paying ability and other client service, will enable us to compete for the business we find attractive. However, it is possible that industry pricing in our core product lines will decrease more rapidly than we anticipate, or that we will encounter more significant competitive barriers than we have in the past.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic U.S. Atlantic and Gulf Coast region storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. We do not believe that the comparably low level of weather-related losses incurred in 2009 and 2010, despite the active Atlantic basin activity in those years, is indicative of the likely level of such losses in future periods. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue over time in the future. At the same time, certain markets we target are currently being impacted by fundamental weakness experienced by primary insurers, due to the ongoing economic dislocation and, in many cases, inadequate primary insurance rate levels. These conditions, which occurred in a period characterized by unusually low insured catastrophic losses, have contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods.

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

Legislative and Regulatory Update

In April 2010, the U.S. House Financial Services Committee approved H.R. 2555, titled “The Homeowners Defense Act,” by a vote of 39-26. Concurrently, the Financial Services Committee passed legislation which would expand the National Flood Insurance Program (the “NFIP”) to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event) (this legislation, together with H.R. 2555, is referred to below as the “House Bills”). H.R. 2555 would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. While neither of the House Bills was ultimately passed in the 2010 Congress, members of both the House and Senate continue to express support for this legislation and it remains likely this legislation or similar legislation will be considered in 2011. If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally. While none of this legislation has been enacted to date, and although we believe such legislation will continue to be vigorously opposed, if adopted these bills would likely diminish the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.

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

In 2007, the State of Florida enacted legislation to expand the FHCF’s provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill increased the cost of the optional coverage, which is believed to have contributed to reductions in the amount of this coverage purchased by eligible insurers until the phase-out is complete. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. For 2010, the approved rate increase for Citizens was approximately 5%. The rate increases and cut back on coverage by FHCF and Citizens are expected to support a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share. This legislation may, however, take several years to have a significant effect on the private market; moreover, its impact may not be sufficient to restore stability to the Florida market in light of certain trends that are adversely impacting the stability of local market participants, such as practices and findings relating to sinkhole claims, and the statutes of limitations on alleged windstorm claims from prior accident years. These factors have contributed, for example, to a return to rapid growth in the policies issued by Citizens rather than by private market insurers, diminishing the market in turn for our own coverages. While legislation intended to ameliorate these and other issues for the Florida market is expected to be introduced in the 2011 session, there can be no assurance that any such legislation will be enacted or that it will indeed succeed in improving the strength and stability of the Florida market.

We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2008 and 2007 as compared to 2006. The 2007 Florida Bill and other regulatory actions over this period may have contributed to instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009 and 2010, each unusually low catastrophe years. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes in, or impacting Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.

In July 2009, U.S. Rep. Richard Neal introduced the Neal Bill, which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The Obama Administration included similar provisions in its formal 2010 and 2011 budgetary proposals. In the event the sale of substantially all of our U.S.-based insurance operations does not close, we believe that passage of such legislation could adversely affect us, perhaps materially.

In March 2009, U.S. Senator Carl Levin and Rep. Lloyd Doggett introduced legislation in the U.S. Senate and House, respectively, entitled the “Stop Tax Haven Abuse Act” (S. 506). Rep. Doggett introduced similar legislation in 2010 and early 2011. If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, entities whose shares are publicly traded on an established securities market, or whose gross assets are $50.0 million or more, if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. In addition, among other things, the legislation would establish presumptions for entities and transactions in jurisdictions deemed to be “offshore secrecy jurisdictions” and would provide a list of such jurisdictions. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.

In July 2010 the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity. Even if we are not subject to additional regulation by the federal government, new or additional state, federal or international financial sector regulatory reform, including the Dodd-Frank Act, could have a significant impact on us. For example, legislative or regulatory changes, or their resultant impact on our market, could have an unexpected adverse effect on our customers, our competitive position or our rights as a creditor. Although we do not currently expect material adverse consequences to our business from the developments of which we are aware, we cannot assure you this expectation will prove accurate or that the Dodd-Frank Act or other developments will not impact our business more adversely than we currently estimate.

Recent Developments

On February 22, 2011, an earthquake with a magnitude of 6.3 on the Richter Scale struck the South Island of New Zealand near Christchurch (the “February 2011 New Zealand earthquake”) causing significant destruction. While reported to have been smaller in magnitude, the epicenter of the February 2011 New Zealand earthquake was both closer to Christchurch and shallower than the 7.1 magnitude earthquake that struck the region on September 4, 2010. These factors may contribute to significant insured economic losses in respect of this event. While one leading catastrophe modeling company has estimated that total insured losses from the February 2011 New Zealand earthquake will be between NZD $5.0 billion and NZD $11.5 billion, given the magnitude and recent occurrence of this event, there is a lack of data available from industry participants and clients, resulting in significant uncertainty with respect to potential insured losses from this event, and also with respect to our potential losses from this event.

Due to the preliminary nature of the available information as to the February 2011 New Zealand earthquake and the other factors described above, it is difficult at this time to provide an estimate of the financial impact of this event on the Company. At this time, we have not received meaningful loss or claims reports from brokers or clients. Based upon the current publicly available industry preliminary insured loss estimates, market share analysis, the application of our modeling techniques and a review of our in-force contracts, our current preliminary assessment is that the impact of the February 2011 New Zealand earthquake on our financial results (net of reinstatement premiums, retrocessional recoveries and noncontrolling interest) will be significant, and will likely be material. Losses from this event will be recorded in our first quarter 2011 results. Moreover, at this time it is too early to forecast what impacts, if any, the February 2011 New Zealand earthquake may have on future market conditions.

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

The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of 2.1%, which equated to a decrease in market value of approximately $109.8 million on a portfolio valued at $5.2 billion at December 31, 2010. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

We use interest rate futures within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2010, we had $2.2 billion of notional long positions and $209.1 million of notional short positions of primarily Eurodollar, U.S. Treasury and non-U.S. dollar futures contracts (2009 – $826.9 million and $46.5 million, respectively). We account for these derivatives at fair value and record them in our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these derivatives as recognized in other assets and liabilities in our consolidated balance sheet at December 31, 2010, was $2.5 million (2009 – $0.9 million) and $0.7 million (2009 – $0.1 million), respectively. During 2010, we recorded losses of $9.1 million (2009 – gains of $5.2 million, 2008 – gains of $12.4 million) in our consolidated statement of operations related to these derivatives. The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in these derivatives of approximately $23.0 million at December 31, 2010. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

Foreign Currency Risk

Our functional currency is the U.S. dollar. We write a portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in our consolidated statements of operations.

Underwriting Operations Related Foreign Currency Contracts

Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, we may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. At December 31, 2010, the Company had outstanding underwriting related foreign currency contracts of $42.0 million in long positions and $188.1 million in short positions, denominated in U.S. dollars (2009 – $81.0 million and $81.0 million, respectively). Our foreign currency and option contracts are recorded at fair value, which is determined principally by obtaining quotes from independent dealers and counterparties. During 2010, we generated a gain of $4.2 million (2009 – loss of $0.1 million, 2008 – loss of $21.4 million), on our foreign currency forward and option contracts related to our underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts

Our investment operations are exposed to currency fluctuations through our investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. At December 31, 2010, our combined investment in these non-U.S. dollar investments was $273.7 million. To economically hedge our exposure to currency fluctuations from these investments, we have entered into foreign currency forward contracts. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in accumulated other comprehensive income. Realized foreign exchange gains or losses from the sale of our non-U.S. dollar fixed maturity investments available for sale, realized and unrealized foreign exchange gains or losses from the sale of our non-U.S. dollar fixed maturity investments trading and other investments, and foreign exchange gains (losses) associated with our hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in our statements of operations. At December 31, 2010, we had outstanding investment portfolio related foreign currency contracts of $69.2 million in long positions and $281.0 million in short positions, denominated in U.S. dollars (2009 – $95.2 million and $316.7 million, respectively). During 2010, we recorded a gain of $20.1 million (2009 – loss of $6.4 million, 2008 – gain of $5.8 million) on our foreign currency forward contracts related to hedging our non-U.S. dollar investments. This was offset by a loss of $17.8 million (2009 – gain of $5.5 million, 2008 – loss of $4.9 million) on our non-U.S. dollar denominated investments. In addition, we recorded a loss of $2.8 million in accumulated other comprehensive income (2009 – gain of $2.6 million) related to the change in unrealized foreign exchange (losses) gains on non-U.S. dollar investments which are classified as available for sale. In the future, we may choose to increase our exposure to non-U.S. dollar investments.

Energy and Risk Management Operations Related Foreign Currency Contracts

Our energy and risk management operations are exposed to currency fluctuations through certain derivative transactions we enter into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. At December 31, 2010, the total notional amount in U.S. dollars of our energy and risk management operations related foreign currency contracts was $10.0 million (2009 – $13.0 million). For the year ended December 31, 2010, we generated gains of $0.5 million (2009 – incurred losses of $0.5 million, 2008 – generated gains of $0.1 million) on our foreign currency forward and option contracts related to our energy and risk management operations.

Credit Risk

Our exposure to credit risk is primarily due to our fixed maturity investments, short term investments, premiums receivable and prepaid reinsurance balances. At December 31, 2010 and 2009, our invested asset portfolio had a dollar weighted average rating of AA. From time to time, we purchase credit derivatives to hedge our exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives are determined using industry valuation models and we record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates.

The fair value of these credit derivatives, as recognized in other assets in our balance sheet at December 31, 2010, was $3.1 million (2009 – other liabilities of $0.5 million). During 2010, we recorded gains of $1.3 million (2009 – $0.3 million, 2008 – $1.1 million) in our consolidated statement of operations from our credit derivative positions.

Energy and Weather-Related Risk

Energy and Risk Management Operations

We regularly transact in certain derivative-based risk management products primarily to address weather and energy risks and engage in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. The unit which conducts these activities also transacts business which contemplates the physical delivery of energy-related commodities, including natural gas. Currently, a significant percentage of our derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. Generally, our current portfolio of such derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature. Over time, we currently expect that our participation in these markets, and the impact of these operations on our financial results, is likely to increase on both an absolute and relative basis. It is possible the duration of derivative contracts in this portfolio will lengthen in the future.

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

The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. The expected value of the risk factors in our portfolio is generally obtained from exchange-traded futures markets. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on our estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. We then estimate the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes is realized. The 99th percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming normal distribution of market risk factors, (ii) future movements in market risk factors follow estimated historical movements, and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. We expect that, for any given period, our actual results will differ from our assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR.

At December 31, 2010, the estimated VaR for our portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $46.2 million. The average, low and high amounts calculated by our VaR analysis during the year ended December 31, 2010 were $23.0 million, $0.4 million and $52.7 million, respectively.

Cat-Linked Securities

In addition, we have entered into a credit derivatives agreement with respect to cat-linked securities whereby we have sold cat-linked securities with a par amount of $14.0 million at December 31, 2010 (2009 – $27.5 million) to a bank, while retaining the underlying risk. The agreement allows us to repurchase these securities at par and obligates us to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of this transaction, we are receiving the spread over LIBOR for each of the cat-linked securities subject to the credit derivatives agreement, less a financing fee. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other income. We recognized $1.2 million (2009 – $3.9 million, 2008 – $2.2 million) of other income in our consolidated statements of operations in 2009 from this transaction. A 10% decrease in the value of securities underlying the credit derivatives agreement would negatively impact our results by $1.4 million.

Equity Price Risk

We are indirectly exposed to equity price risk through our investments in: 1) some hedge funds that have net long equity positions; 2) private equity partnerships whose exit strategies often depend on the equity markets; such investments totaled $388.6 million at December 31, 2010 (2009 – $340.3 million); and 3) our investments in other ventures, under equity method, which totaled $85.6 million at December 31, 2010 (2009 – $97.3 million). A hypothetical 10 percent decline in the prices of these hedge funds, private equity partnerships and investments in other ventures, under equity method, holding all other factors constant, would have resulted in a $47.4 million decline in the fair value of these investments at December 31, 2010.

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

Evaluation:    An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RenaissanceRe has adopted a Code of Ethics that applies to its directors and executive officers. The Code of Ethics is available free of charge on our website http://www.renre.com. We will also provide a printed version of the Code of Ethics to any shareholder who requests it. We intend to disclose any amendments to our Code of Ethics by posting such information on our website. As outlined in the Code of Ethics, any waivers of our Code of Ethics applicable to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions will be disclosed by filing a Form  8-K.

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

3.	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (4)

10.2	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (8)

10.3	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (9)

10.4	Employment Agreement, dated as of June 10, 2009, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (11)

10.5	Amendment No. 1 the Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (9)

10.6	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (10)

10.7	Separation, Consulting, and Release Agreement, dated January 11, 2010, by and between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (9)

10.8	Separation, Consulting, and Release Agreement, dated January 11, 2010, by and between RenaissanceRe Holdings Ltd. and William J. Ashley. (9)

10.9	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr. (10)

10.10	Form of Employment Agreement for Executive Officers. (10)

10.11	Form of Amendment to Employment Agreement for Executive Officers. (13)

10.12	Form of Amendment No. 2 to Employment Agreement for Executive Officers. (7)

10.13	Form of Amendment No. 3 to the Amended and Restated Employment Agreement for Executive Officers. (9)

10.14	Third Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among RenaissanceRe Holdings Ltd., various financial institutions parties thereto, Bank of America, N.A., as LC Issuer and Administrative Agent for the lenders, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, The Bank of New York Mellon and Wachovia Bank, National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers. (15)

10.15	First Amendment Agreement to the Third Amended and Restated Credit Agreement, dated as of November 23, 2009, by and among RenaissanceRe Holdings Ltd., the lenders named therein and Bank of America, N.A., as LC Issuer and Administrative Agent for the lenders. (42)

10.16	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders. (16)

10.17	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of March 9, 2010, among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto and Citibank, N.A., as administrative agent for the lenders. (32)

10.18	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.19	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.20	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.21	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.22	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (40)

10.23	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (37)

10.24	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.25	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (20)

10.26	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.27	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.28	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (22)

10.29	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (23)

10.30	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (22)

10.31	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.32	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.33	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (26)

10.34	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.35	Form of Restricted Stock Grant Agreement for Directors. (5)

10.36	Form of Option Grant Agreement for Directors. (5)

10.37	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Timicuan Reinsurance Ltd. has become a party to this agreement pursuant to an accession agreement. (27)

10.38	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (29)

10.39	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares. (30)

10.40	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee. (12)

10.41	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003. (14)

10.42	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto. (17)

10.43	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.44	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.45	Agreement Regarding Use of Aircraft Interest, dated as of November 17, 2009, by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (42)

10.46	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (42)

10.47	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (42)

10.48	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Issuer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (33)

10.49	First Supplemental Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Insurer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (33)

10.50	Senior Debt Securities Guarantee Agreement, dated as of March 17, 2010, between RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Guarantee Trustee. (33)

10.51	Waiver Agreement, dated as of January 21, 2011, by and among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas, as Trustee. (41)

10.52	Credit Agreement, dated as of April 22, 2010, by and among RenaissanceRe Holdings Ltd., as Borrower, the financial institutions parties thereto, as Lenders, and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (34)

10.53	Amendment, Consent and Waiver to Credit Agreement, dated as of January 18, 2011, by and among RenaissanceRe Holdings Ltd., as Borrower, the financial institutions parties thereto, as Lenders, and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (41)

10.54

Third Amended and Restated Reimbursement Agreement, dated as of April 22, 2010, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the financial institutions parties thereto and Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, National Association, as issuing bank, collateral agent and administrative agent. (34)

10.55	Amendment, Consent and Waiver to Third Amended and Restated Reimbursement Agreement, dated as of January 18, 2011, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the financial institutions parties thereto and Wells Fargo Bank, National Association, as issuing bank, collateral agent and administrative agent. (41)

10.56	Second Amended and Restated RIHL Undertaking and Agreement, dated as of April 22, 2010, by RenaissanceRe Investment Holdings Ltd., in favor of Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as Administrative Agent, and the other Lender Parties. (34)

10.57	Form of Letter Agreement with Neill A. Currie. (35)

10.58	Form of Letter Agreement with the Named Executive Officers. (35)

10.59	Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (36)

10.60	Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (36)

10.61	Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (38)
10.62	Insurance Letters of Credit – Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. have each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names. (38)

10.63	Stock Purchase Agreement, dated as of November 18, 2010, by and between RenRe North America Holdings Inc., and QBE Holdings Inc. (39)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2008.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 15, 2009.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 2, 2008.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 14, 2009.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.

(18)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(24)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 11, 2010.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 27, 2010.

(35)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 11, 2010.

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(38)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 18, 2010.

(40)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Definitive Proxy Statement filed with the Commission on April 8, 2010.

(41)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(42)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 24, 2011.

RENAISSANCERE HOLDINGS LTD.

/s/ Neill A. Currie
Neill A. Currie
President, Chief Executive Officer,
Director

Signature	Title	Date

/s/ Neill A. Currie Neill A. Currie	President, Chief Executive Officer, Director	February 24, 2011

/s/ Jeffrey D. Kelly Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	February 24, 2011

/s/ Mark A. Wilcox Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 24, 2011

/s/ W. James MacGinnitie W. James MacGinnitie	Chairman of the Board of Directors	February 24, 2011

/s/ Thomas A. Cooper Thomas A. Cooper	Director	February 24, 2011

/s/ David C. Bushnell David C. Bushnell	Director	February 24, 2011

/s/ James L. Gibbons James L. Gibbons	Director	February 24, 2011

/s/ Jean D. Hamilton Jean D. Hamilton	Director	February 24, 2011

/s/ Henry Klehm, III Henry Klehm, III	Director	February 24, 2011

/s/ Ralph B. Levy Ralph B. Levy	Director	February 24, 2011

/s/ Anthony M. Santomero Anthony M. Santomero	Director	February 24, 2011

/s/ Nicholas L. Trivisonno Nicholas L. Trivisonno	Director	February 24, 2011

/s/ Edward J. Zore Edward J. Zore	Director	February 24, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management at RenaissanceRe Holdings Ltd. (“RenaissanceRe”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. RenaissanceRe’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and to reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed. There are inherent limitations to the effectiveness of any controls. Controls, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within RenaissanceRe have been detected.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that RenaissanceRe maintained effective internal control over financial reporting as of December 31, 2010.

RenaissanceRe’s effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young Ltd., the Independent Registered Public Accountants who also audited RenaissanceRe’s consolidated financial statements. Ernst & Young Ltd.’s attestation report on the effectiveness of RenaissanceRe’s internal control over financial reporting appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As described in Note 6, on April 1, 2009 the Company adopted FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codified in FASB ASC Topic 320, Investments – Debt and Equity Securities).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited RenaissanceRe Holdings Ltd. and Subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RenaissanceRe Holdings Ltd. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RenaissanceRe Holdings Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of RenaissanceRe Holdings Ltd. and Subsidiaries and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 24, 2011

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

At December 31, 2010 and 2009

(in thousands of United States Dollars, except per share amounts)

	December 31, 2010	December 31, 2009
Assets
Fixed maturity investments trading, at fair value
(Amortized cost $3,859,442 and $707,732 at December 31, 2010 and 2009, respectively) (Notes 6 and 7)	$3,871,780	$696,894
Fixed maturity investments available for sale, at fair value (Amortized cost $225,549 and $3,377,593 at December 31, 2010 and 2009 respectively) (Notes 6 and 7)	244,917	3,420,001
Short term investments, at fair value (Notes 6 and 7)	1,110,364	943,051
Other investments, at fair value (Notes 6 and 7)	787,548	858,026
Investments in other ventures, under equity method (Note 6)	85,603	97,287

Total investments	6,100,212	6,015,259
Cash and cash equivalents	277,738	203,112
Premiums receivable	322,080	323,672
Prepaid reinsurance premiums (Note 8)	60,643	76,096
Reinsurance recoverable (Notes 8 and 10)	101,711	84,099
Accrued investment income	34,560	30,529
Deferred acquisition costs	35,648	39,068
Receivable for investments sold	99,226	7,431
Other secured assets (Notes 7 and 9)	14,250	27,730
Other assets	205,373	172,703
Goodwill and other intangible assets (Note 5)	14,690	15,306
Assets of discontinued operations held for sale (Note 3)	872,147	931,207

Total assets	$8,138,278	$7,926,212

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 10)	$1,257,843	$1,344,433
Unearned premiums	286,183	317,592
Debt (Note 11)	549,155	300,000
Reinsurance balances payable	318,024	384,361
Payable for investments purchased	195,383	59,236
Other secured liabilities (Notes 7 and 9)	14,000	27,500
Other liabilities	222,310	200,016
Liabilities of discontinued operations held for sale (Note 3)	598,511	665,641

Total liabilities	3,441,409	3,298,779

Commitments and Contingencies (Note 23)
Redeemable noncontrolling interest – DaVinciRe (Note 13)	757,655	786,647

Shareholders’ Equity (Note 14)
Preference Shares: $1.00 par value – 22,000,000 shares issued and outstanding at December 31, 2010 (2009 – 26,000,000 shares)	550,000	650,000
Common shares: $1.00 par value – 54,109,840 shares issued and outstanding at December 31, 2010 (2009 – 61,744,857 shares)	54,110	61,745
Accumulated other comprehensive income	19,823	41,438
Retained earnings	3,312,392	3,087,603

Total shareholders’ equity attributable to RenaissanceRe	3,936,325	3,840,786
Noncontrolling interest (Note 13)	2,889	—

Total shareholders’ equity	3,939,214	3,840,786

Total liabilities, noncontrolling interests and shareholders’ equity	$8,138,278	$7,926,212

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009 and 2008

(in thousands of United States Dollars, except per share amounts)

	2010	2009	2008
Revenues
Gross premiums written	$1,165,295	$1,228,881	$1,242,287

Net premiums written (Note 8)	$848,965	$838,333	$935,500
Decrease in unearned premiums	15,956	43,871	48,948

Net premiums earned (Note 8)	864,921	882,204	984,448
Net investment income (Note 6)	203,955	318,179	13,879
Net foreign exchange (losses) gains	(17,126)	(13,623)	2,600
Equity in (losses) earnings of other ventures (Note 6)	(11,814)	10,976	13,603
Other income	41,120	1,798	5,486
Net realized and unrealized gains on fixed maturity investments (Note 6)	144,444	93,679	11,462
Total other-than-temporary impairments	(831)	(26,968)	(214,897)
Portion recognized in other comprehensive income, before taxes	2	4,518	—

Net other-than-temporary impairments (Note 6)	(829)	(22,450)	(214,897)

Total revenues	1,224,671	1,270,763	816,581

Expenses
Net claims and claim expenses incurred (Note 10)	129,345	(70,698)	481,498
Acquisition expenses	94,961	104,150	141,616
Operational expenses	166,042	153,552	94,414
Corporate expenses	20,136	12,658	24,293
Interest expense (Note 11)	21,829	15,111	24,633

Total expenses	432,313	214,773	766,454

Income from continuing operations before taxes	792,358	1,055,990	50,127
Income tax benefit (expense) (Note 17)	6,124	(10,031)	180

Income from continuing operations	798,482	1,045,959	50,307
Income from discontinued operations (Note 3)	62,670	6,700	33,846

Net income	861,152	1,052,659	84,153
Net income attributable to noncontrolling interests (Note 13)	(116,421)	(171,501)	(55,133)

Net income attributable to RenaissanceRe	744,731	881,158	29,020
Dividends on preference shares (Note 14)	(42,118)	(42,300)	(42,300)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$702,613	$838,858	$(13,280)

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – basic	$11.28	$13.39	$(0.75)
Income from discontinued operations available to RenaissanceRe common shareholders per common share – basic	1.14	0.11	0.54

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 15)	$12.42	$13.50	$(0.21)

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$11.18	$13.29	$(0.75)
Income from discontinued operations available to RenaissanceRe common shareholders per common share – diluted	1.13	0.11	0.54

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 15)	$12.31	$13.40	$(0.21)

Dividends per common share (Note 14)	$1.00	$0.96	$0.92

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2010, 2009 and 2008

(in thousands of United States Dollars)

	2010	2009	2008
Preference shares
Balance – January 1	$650,000	$650,000	$650,000
Repurchase of shares	(100,000)	—	—

Balance – December 31	550,000	650,000	650,000

Common shares
Balance – January 1	61,745	61,503	68,920
Repurchase of shares	(8,198)	(951)	(8,064)
Exercise of options and issuance of restricted stock awards (Note 20)	563	1,193	647

Balance – December 31	54,110	61,745	61,503

Additional paid-in capital
Balance – January 1	—	—	107,867
Repurchase of shares	(30,284)	(36,455)	(131,328)
Change in redeemable noncontrolling interest – DaVinciRe	5,200	896	—
Exercise of options and issuance of restricted stock awards (Note 20)	25,084	35,559	23,461

Balance – December 31	—	—	—

Accumulated other comprehensive income
Balance – January 1	41,438	75,387	44,719
Cumulative effect of change in accounting principle, net of taxes (1)	—	(76,198)	—
Change in net unrealized gains	(21,613)	46,767	30,668
Portion of other-than-temporary impairments recognized in other comprehensive income	(2)	(4,518)	—

Balance – December 31	19,823	41,438	75,387

Retained earnings
Balance – January 1	3,087,603	2,245,853	2,605,997
Cumulative effect of change in accounting principle, net of taxes (1)	—	76,198	—
Net income	861,152	1,052,659	84,153
Net income attributable to noncontrolling interests (Note 13)	(116,421)	(171,501)	(55,133)
Repurchase of shares	(421,888)	(13,566)	(289,014)
Dividends on common shares	(55,936)	(59,740)	(57,850)
Dividends on preference shares	(42,118)	(42,300)	(42,300)

Balance – December 31	3,312,392	3,087,603	2,245,853

Noncontrolling interest (Note 13)	2,889	—	—

Total shareholders’ equity	$3,939,214	$3,840,786	$3,032,743

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Investments – Debt and Equity Securities.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2010, 2009 and 2008

(in thousands of United States Dollars)

	2010	2009	2008
Comprehensive income
Net income	$861,152	$1,052,659	$84,153
Other comprehensive (loss) income, net of tax
Change in net unrealized gains	(25,040)	46,069	28,788
Portion of other-than-temporary impairments recognized in other comprehensive income	(2)	(4,518)	—

Comprehensive income	836,110	1,094,210	112,941
Net income attributable to redeemable noncontrolling interest – DaVinciRe	(116,532)	(171,501)	(55,133)
Net loss attributable to noncontrolling interest	111	—	—
Other comprehensive loss attributable to redeemable noncontrolling interest – DaVinciRe	3,427	698	1,880

Comprehensive income attributable to noncontrolling interests	(112,994)	(170,803)	(53,253)

Comprehensive income attributable to RenaissanceRe	$723,116	$923,407	$59,688

Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains on fixed maturity investments available for sale and net other-than-temporary impairments	$58,284	$130,179	$(175,646)
Net realized gains on fixed maturity investments available for sale (1)	(80,726)	(105,893)	(10,700)
Net other-than-temporary impairments recognized in earnings (2)	829	22,481	217,014

Change in net unrealized gains on fixed maturity investments available for sale	$(21,613)	$46,767	$30,668

(1)	Included in net realized gains on fixed maturity investments available for sale is $7.7 million, $0.1 million and $(0.8) million of net realized gains (losses) on fixed maturity investments available for sale included within the Company’s discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Included in net other-than-temporary impairments recognized in earnings is $nil, $31 thousand and $2.1 million of net other-than-temporary impairments recognized in earnings included within the Company’s discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

(in thousands of United States Dollars)

	2010	2009	2008
Cash flows provided by operating activities
Net income	$861,152	$1,052,659	$84,153
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	59,719	9,213	(8,871)
Equity in undistributed losses (earnings) of other ventures	23,959	(592)	2,638
Net realized and unrealized gains on fixed maturity investments	(151,213)	(93,162)	(10,700)
Net other-than-temporary impairments	829	22,481	217,014
Net unrealized (gains) losses included in net investment income	(57,540)	(88,545)	259,398
Net unrealized gains included in other income	(12,337)	(20,378)	(4,537)
Change in:
Premiums receivable	(23,215)	(24,197)	(90,555)
Prepaid reinsurance premiums	14,030	(3,833)	19,897
Deferred acquisition costs	10,479	20,034	22,308
Reserve for claims and claim expenses, net	(159,864)	(353,313)	15,857
Unearned premiums	(46,023)	(63,586)	(53,101)
Reinsurance balances payable	(29,432)	66,147	39,971
Other	4,176	65,961	52,404

Net cash provided by operating activities	494,720	588,889	545,876

Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of investments available for sale	3,751,669	10,036,434	11,403,443
Purchases of investments available for sale	(403,660)	(10,516,908)	(10,776,997)
Proceeds from sales and maturities of investments trading	7,795,587	61,218	—
Purchases of investments trading	(11,122,823)	(845,466)	—
Net (purchases) sales of short term investments	(26,752)	1,170,037	(350,794)
Net sales (purchases) of other investments	122,065	3,994	(218,263)
Net purchases of investments in other ventures	(1,915)	(3,000)	(37,372)
Net (purchases) sales of other assets	(5,561)	(19,385)	6,500
Net purchases of subsidiaries	—	(2,741)	(77,631)

Net cash provided by (used in) investing activities	108,610	(115,817)	(51,114)

Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(55,936)	(59,740)	(57,850)
Dividends paid – preference shares	(42,118)	(42,300)	(42,300)
RenaissanceRe common share repurchases	(448,882)	(50,972)	(428,406)
Net issuance (repayment) of debt	249,046	(150,000)	(1,951)
Redemption of 7.30% Series B preference shares	(100,000)	—	—
Reverse repurchase agreement	—	(50,042)	50,000
Secured asset financing	—	—	(11,500)
Net third party DaVinciRe share repurchases	(136,702)	(132,718)	(56,451)
Third party investment in noncontrolling interest	3,000	—	—

Net cash used in financing activities	(531,592)	(485,772)	(548,458)

Effect of exchange rate changes on foreign currency cash	(1,003)	(1,276)	(1,838)

Net increase (decrease) in cash and cash equivalents	70,735	(13,976)	(55,534)
Net decrease (increase) in cash and cash equivalents of discontinued operations	3,891	31,961	(16,465)
Cash and cash equivalents, beginning of year	203,112	185,127	257,126

Cash and cash equivalents, end of year	$277,738	$203,112	$185,127

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

•

The Company, through Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (“REAL”), transacts certain derivative-based risk management products primarily to address weather and energy risk and engages in hedging and trading activities related to those transactions.

•

On November 18, 2010, the Company entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with QBE Holdings, Inc. (“QBE”) to sell substantially all of its U.S.-based insurance operations including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National Inc. (“Agro National”), its commercial property insurance operations and its claims operations. The Company has classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented. Refer to “Note 3. Discontinued Operations”, for more information. Insurance policies previously written in connection with the Company’s Bermuda-based insurance operations not being sold pursuant to the Stock Purchase Agreement are included in the Company’s continuing operations and are included in the Company’s Insurance segment.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of RenaissanceRe and its wholly owned and majority-owned subsidiaries and DaVinciRe. All significant intercompany transactions and balances have been eliminated on consolidation. Except as discussed in “Note 3. Discontinued Operations,” and unless otherwise noted, the notes to the consolidated financial statements reflect the Company’s continuing operations. Certain prior year comparatives have been reclassified to conform to the current year presentation.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, reinsurance recoverables, including allowances for reinsurance recoverables deemed uncollectible, estimates of written and earned premiums, fair value, including the fair value of investments, financial instruments and derivatives, impairment charges and the Company’s net deferred tax asset.

DISCONTINUED OPERATIONS

The results of operations of substantially all of the Company’s U.S.-based insurance operations are classified as held for sale and are reported as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Discontinued Operations. The consolidated financial statements and notes thereto are presented excluding the operations and cash flows of the discontinued operations from the continuing operations of the Company since the Company will not have any significant continuing involvement in the operations after the sale. The financial position and results of operations of discontinued operations are presented as single line items on the consolidated balance sheets and statements of operations, respectively. Certain prior year comparatives have been reclassified to conform to the current year presentation.

PREMIUMS AND RELATED EXPENSES

Premiums are recognized as income, net of any applicable reinsurance or retrocessional coverage purchased, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent differences arising on such estimates are recorded in the period in which they are determined. Unearned premiums represents the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Amounts are computed by pro-rata methods based on statistical data or reports received from ceding companies. Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon paid losses and case reserves. Reinstatement premiums are earned when written.

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

CLAIMS AND CLAIM EXPENSES

The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Also, during the past few years, the Company has increased its specialty reinsurance business, but does not have the benefit of a significant amount of its own historical experience in certain of these lines of business. Accordingly, the setting and reserving for incurred losses in these lines of business could be subject to greater variability.

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

REINSURANCE

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. For multi-year retrospectively rated contracts, the Company accrues amounts (either assets or liabilities) that are due to or from assuming companies based on estimated contract experience. If the Company determines that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined. Reinsurance recoverables on dual trigger reinsurance contracts require the Company to estimate its ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured industry losses that will be reported by the applicable statistical reporting agency, as per the contract terms. Amounts recoverable from reinsurers are recorded net of a valuation allowance for estimated uncollectible recoveries.

Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits.

INVESTMENTS, CASH AND CASH EQUIVALENTS

Fixed Maturity Investments

Investments in fixed maturities are classified as available for sale or trading and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a receivable for investments sold or a payable for investments purchased. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the effective yield method. For mortgage-backed securities and other holdings for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. The net unrealized appreciation or depreciation on fixed maturity investments available for sale is included in accumulated other comprehensive income. The net unrealized appreciation or depreciation on fixed maturity investments trading is included in net realized and unrealized gains on fixed maturity investments in the consolidated statement of operations. Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and, for fixed maturity investments available for sale, include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary.

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

Other-Than-Temporary Impairment Process Prior to April 1, 2009

Under the pre-existing guidance, which was in effect for 2008 and the three months ended March 31, 2009, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations.

The majority of the Company’s fixed maturity investments available for sale are managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are directed to manage the Company’s investments to maximize total investment return in accordance with these investment mandates and guidelines. While the Company has adequate capital and liquidity to support its operations and to hold its fixed maturity investments available for sale which were in an unrealized loss position until they recover in value, the Company has not prohibited or restricted its investment managers from selling these investments and its investment managers actively trade the Company’s investments. The Company was therefore unable to represent or certify that it had the intent or ability to hold these investments until they recovered in value. As a consequence, under the pre-existing guidance which was in effect for 2008 and the three months ended March 31, 2009, the Company impaired essentially all of its fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date.

Short Term Investments and Cash and Cash Equivalents

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

The Company has established September 30 as the date for performing its annual impairment tests. If goodwill or other intangible assets are impaired, they are written down to their estimated fair value with a corresponding expense reflected in the Company’s consolidated statements of operations.

NONCONTROLLING INTERESTS

The Company accounts for its noncontrolling interest in the shareholders’ equity section of the Company’s consolidated balance sheet in accordance with FASB ASC Topic Consolidations, and presents such noncontrolling shareholders interest in the net assets of the subsidiary. Net income attributable to noncontrolling interests is presented separately in the Company’s consolidated statement of operations.

In addition, the Company accounts for its redeemable noncontrolling interest in DaVinciRe in the mezzanine section of the Company’s consolidated balance sheet in accordance with Securities and Exchange Commission (“SEC”) guidance which is applicable to SEC registrants. The SEC guidance requires shares, not required to be accounted for in accordance with FASB ASC Topic Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer, to be classified outside of permanent equity in the mezzanine section of the balance sheet. Because the share classes related to the redeemable noncontrolling interest portion of DaVinciRe are not considered liabilities in accordance with FASB ASC Topic Distinguishing Liabilities from Equity and have redemption features that are not solely within the control of DaVinciRe, the redeemable noncontrolling interest in DaVinciRe is disclosed in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The SEC guidance does not impact the accounting for redeemable noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FASB ASC Topic Consolidation with respect to the consolidated statements of operations still apply.

Refer to “Note 13. Noncontrolling Interests” for more information.

EARNINGS PER SHARE

Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants.

In June 2008, the FASB issued guidance to determine whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under FASB ASC Topic Earnings per Share. The two-class method is used to determine earnings per share based on dividends declared on common stock and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Unvested restricted stock granted by the Company to its employees is considered a participating security and the Company uses the two-class method to calculate its net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic and diluted.

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

TAXATION

Income taxes have been provided in accordance with the provisions of FASB ASC Topic Income Taxes, on those operations which are subject to income taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to accrued expenses, investments and tax sharing obligations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Uncertain tax positions are also accounted for in accordance with FASB ASC Topic Income Taxes. Uncertain tax positions must meet a more-likely-than-not recognition threshold to be recognized.

VARIABLE INTEREST ENTITIES

The Company accounts for variable interest entities (“VIE”) in accordance with FASB ASC Topic Consolidation, which requires the consolidation of all VIE’s by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and will absorb a majority of the VIE’s expected losses or residual returns. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. The Company reassesses its determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.

Refer to “Note 12. Variable Interest Entities” for additional information.

NOTE 3.    DISCONTINUED OPERATIONS

U.S.-Based Insurance Operations

On November 18, 2010, the Company entered into a Stock Purchase Agreement with QBE to sell substantially all of its U.S.-based insurance operations, including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National, its commercial property insurance operations and its claims operations. The Company has classified the assets and liabilities associated with this transaction as held for sale and the assets and liabilities have been recorded at the lower of the carrying value or fair value less costs to sell. The financial results for these operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Consideration for the transaction is book value at December 31, 2010, for the aforementioned businesses, currently estimated to be $283.4 million, payable in cash at closing and subject to adjustment for certain tax and other items. The transaction is expected to close in early 2011 and is subject to regulatory approvals and customary closing conditions.

The Company has reclassified the assets and liabilities of the discontinued operations to assets of discontinued operations and liabilities of discontinued operations, respectively, on its consolidated balance sheets. Details of the assets, liabilities and shareholder’s equity of discontinued operations held for sale at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Assets of Discontinued Operations Held for Sale
Fixed maturity investments trading, at fair value (Amortized cost $157,744 and $40,251 at December 31, 2010 and 2009, respectively)	$156,282	$39,701
Fixed maturity investments available for sale, at fair value (Amortized cost $529 and $135,590 at December 31, 2010 and 2009, respectively)	529	139,196
Short term investments, at fair value	59,594	59,255

Total investments	216,405	238,152
Cash and cash equivalents	53,713	57,604
Premiums receivable	290,962	266,155
Prepaid reinsurance premiums	17,179	15,756
Reinsurance recoverable	82,420	110,142
Accrued investment income	1,240	1,399
Deferred acquisition costs	15,743	22,802
Other assets	27,832	32,644
Goodwill and other intangibles	57,034	61,382
Amounts due from affiliates	109,619	125,171

Total assets of discontinued operations held for sale	$872,147	$931,207

Liabilities of Discontinued Operations Held for Sale
Reserve for claims and claim expenses	$274,189	$357,573
Unearned premiums	114,443	129,057
Reinsurance balances payable	143,711	122,358
Other liabilities	66,168	56,653

Total liabilities of discontinued operations held for sale	$598,511	$665,641

Shareholder’s Equity of Discontinued Operations Held for Sale
Total shareholder’s equity of discontinued operations held for sale	273,636	265,566

Total liabilities and shareholder’s equity of discontinued operations held for sale	$872,147	$931,207

The Company has reclassified the results of operations of the discontinued operations to income from discontinued operations in its consolidated statements of operations. Details of the income from discontinued operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

Year ended December 31,	2010	2009	2008
Revenues
Gross premiums written	$478,308	$500,051	$493,741

Net premiums written	$290,188	$368,064	$418,120
Decrease (increase) in unearned premiums	16,037	23,548	(15,744)

Net premiums earned	$306,225	$391,612	$402,376
Net investment income	5,082	5,802	10,352
Other income	5,811	223	4,766
Net realized and unrealized gains (losses) on fixed maturity investments	6,769	(517)	(762)
Net other-than-temporary impairments	—	(31)	(2,117)

Total revenues	323,887	397,089	414,615

Expenses
Net claims and claim expenses incurred	113,186	267,985	278,991
Acquisition expenses	68,777	85,625	71,937
Operational expenses	67,236	36,134	27,751
Corporate expenses	5,567	1,582	1,342

Total expenses	254,766	391,326	380,021

Income before taxes	69,121	5,763	34,594
Income tax (expense) benefit	(6,451)	937	(748)

Income from discontinued operations	$62,670	$6,700	$33,846

As part of the Stock Purchase Agreement with QBE, the Company agreed to pay or otherwise reimburse QBE for certain expenses at a contractually agreed upon amount of $10.0 million and this liability is included in total liabilities of discontinued operations held for sale and the related expense is included in income from discontinued operations. The Company has also incurred transaction-based expenses of $4.6 million. As a result, the Company incurred a loss on disposal of $9.5 million (net of a $5.1 million income tax benefit), which is included in income from discontinued operations for the year ended December 31, 2010.

Pursuant to the Stock Purchase Agreement, the Company is subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010. Subsequent to the post-closing review, the Company is liable to pay, or otherwise reimburse QBE amounts up to $10.0 million for net adverse development on prior accident years net claims and claim expenses. Conversely, if prior accident years net claims and claim expenses experience net favorable development, QBE is liable to pay, or otherwise reimburse the Company amounts up to $10.0 million.

NOTE 4.    BUSINESS COMBINATIONS

Spectrum Partners Ltd. (“Spectrum Partners”)

On November 2, 2009, the Company acquired 100% of the outstanding and issued common shares of Spectrum Partners, the parent company and sole owner of Spectrum Syndicate Management Ltd. (“Spectrum”), now known as RSML, and Spectrum Insurance Services Ltd. Prior to acquiring the outstanding and issued common shares of Spectrum Partners, the Company had contracted with Spectrum to be the Lloyd’s managing agent of Syndicate 1458. Spectrum Partners is based in London, United Kingdom (“U.K.”), and prior to the Company’s acquisition, Spectrum was an independent Lloyd’s managing agency that provided the requisite services mandated for entrants into the Lloyd’s market. One of the requirements to enter the Lloyd’s market and establish an underwriting syndicate is to obtain the services of a Lloyd’s managing agent. Generally, new entrants either solicit the services of a Lloyd’s managing agency, such as Spectrum, or acquire an existing Lloyd’s managing agent. As noted above, the Company initially contracted Spectrum to be the Lloyd’s managing agent for Syndicate 1458, and ultimately made the decision to acquire Spectrum Partners to internalize these services. The total consideration paid by the Company was $24.7 million, which included $9.0 million of additional compensation amounts as determined in accordance with the terms of the purchase agreement. The additional amounts will be paid in cash and/or equity in accordance with the purchase agreement over four years from the date of acquisition and are accounted for as compensation costs in operating expenses, separate from the acquisition of the outstanding and issued common shares of Spectrum, as these amounts relate to agreements for the prior owners to continue providing services. In connection with the purchase, the Company recorded $3.1 million of intangible assets and $5.9 million of goodwill. The acquisition of Spectrum Partners expedited the Company’s entrance into the Lloyd’s market. Other factors that added to the value of Spectrum included its Lloyd’s managing agency license, future revenue streams from existing customers, Lloyd’s relationships and workforce. These factors resulted in a purchase price greater than the fair value of the net assets acquired and the recognition of goodwill and intangible assets. The acquisition of the net assets was accounted for using the purchase method in accordance with FASB ASC Topic Business Combinations.

The fair value of the assets and liabilities acquired and allocation of purchase price is summarized as follows:

Purchase price		$15,728

Assets acquired
Cash and cash equivalents	$7,728
Accounts and notes receivable and prepaid expenses	1,522

Tangible assets acquired		9,250

Intangible asset – Lloyd’s managing agency license	1,867
Intangible asset – Customer relationships	1,252

Intangible assets acquired		3,119

Liabilities acquired
Accounts and notes payable	(1,671)
Deferred tax liability	(831)

Liabilities acquired		(2,502)

Excess purchase price – Goodwill		$5,861

Amounts determined to be a separate transaction (1)		$8,964

Total consideration		$24,692

(1)	Represents stock and cash issued to the former owners for certain services in accordance with the purchase agreement. These amounts are payable over a four year period and are being expensed as incurred.

The Lloyd’s managing agency license represents the value of the managing agency license with Lloyd’s and is not subject to amortization, but will be reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Lloyd’s managing agency license is considered to have an indefinite estimated useful life. The customer relationships represent the value of existing revenue streams generated by Spectrum and is estimated to have a useful life of six years. The customer relationships are being amortized over six years. During 2010, the Company recorded $0.2 million (2009 – $35 thousand) of intangible asset amortization related to these intangibles.

The estimated remaining amortization expense for intangible assets is as follows:

2011	$209
2012	209
2013	209
2014	209
2015 and thereafter	172

Total remaining amortization expense	$1,008

Indefinite lived	$1,867

The operating results of Spectrum have been included in the consolidated financial statements from November 2, 2009, the date of acquisition. The impact on the Company’s consolidated statements of operations was not material.

NOTE 5.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows an analysis of goodwill and other intangible assets for the years ended December 31, 2009 and 2010:

	Goodwill and other intangibles
	Goodwill	Other intangible assets	Total

Balance as of December 31, 2008
Gross amount	$2,299	$9,880	$12,179
Accumulated impairment losses and amortization	—	(3,857)	(3,857)

	2,299	6,023	8,322
Acquired during the year	5,861	3,119	8,980
Amortization	—	(1,996)	(1,996)
Impairment losses	—	—	—

Balance as of December 31, 2009 (1)
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	—	(5,853)	(5,853)

	8,160	7,146	15,306
Acquired during the year	—	—	—
Amortization	—	(616)	(616)
Impairment losses	—	—	—

Balance as of December 31, 2010 (1)
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	—	(6,469)	(6,469)

	$8,160	$6,530	$14,690

(1)	Excludes goodwill and intangible assets of $23.7 million and $33.3 million, respectively, at December 31, 2010 associated with the assets of discontinued operations held for sale (2009 – $23.7 million and $37.7 million, respectively).

During 2009, the acquisitions of goodwill and other intangible assets relates to the Company’s acquisition of all the outstanding and issued shares of Spectrum Partners.

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method for the years ended December 31, 2009 and 2010:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total

Balance as of December 31, 2008
Gross amount	$8,477	$44,323	$52,800
Accumulated impairment losses and amortization	—	(2,980)	(2,980)

	8,477	41,343	49,820
Acquired during the year	—	—	—
Amortization	—	(6,009)	(6,009)
Impairment losses	—	—	—

Balance as of December 31, 2009
Gross amount	8,477	44,323	52,800
Accumulated impairment losses and amortization	—	(8,989)	(8,989)

	8,477	35,334	43,811
Acquired during the year	—	—	—
Amortization	—	(5,670)	(5,670)
Impairment losses	—	—	—

Balance as of December 31, 2010
Gross amount	8,477	44,323	52,800
Accumulated impairment losses and amortization	—	(14,659)	(14,659)

	$8,477	$29,664	$38,141

The gross carrying value and accumulated amortization by major category of other intangible assets as of December 31, 2010, is shown below:

	Other intangible assets
	Gross carrying value	Accumulated amortization	Total

Customer relationships and customer lists	$39,485	$(12,406)	$27,079
Covenants not-to-compete	2,130	(761)	1,369
Patents and intellectual property	4,500	(845)	3,655
Software	8,730	(7,055)	1,675
Trademarks and trade names	610	(61)	549
Lloyd’s managing agency license	1,867	—	1,867

	$57,322	$(21,128)	$36,194

The useful life of intangible assets with finite lives ranges from three to 25 years, with a weighted-average amortization period of 12 years. Expected amortization of the intangible assets, including intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total

2011	$616	$5,161	$5,777
2012	616	4,653	5,269
2013	581	3,979	4,560
2014	415	3,305	3,720
2015 and thereafter	2,435	12,566	15,001

Total remaining amortization expense	$4,663	$29,664	$34,327
Indefinite lived	1,867	—	1,867

Total	$6,530	$29,664	$36,194

NOTE 6.    INVESTMENTS

Fixed Maturity Investments Trading

During the fourth quarter of 2009, the Company started designating, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale. The following table summarizes the fair value of fixed maturity investments trading at December 31, 2010 and 2009:

At December 31,	2010	2009
U.S. treasuries	$761,461	$280,524
Agencies	216,963	—
Non-U.S. government (Sovereign debt)	157,867	18,773
FDIC guaranteed corporate	388,468	—
Non-U.S. government-backed corporate	356,119	—
Corporate	1,476,029	296,628
Agency mortgage-backed	383,403	100,969
Non-agency mortgage-backed	5,765	—
Commercial mortgage-backed	125,705	—

Total fixed maturity investments trading	$3,871,780	$696,894

Fixed Maturity Investments Available For Sale

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale at December 31, 2010 and 2009:

		Included in Accumulated Other Comprehensive Income
At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)

Non-U.S. government (Sovereign debt)	$23,836	$2,830	$(146)	$26,520	$—
Non-U.S. government-backed corporate	1,332	53	—	1,385	—
Corporate	33,018	3,768	(404)	36,382	(1,818)
Agency mortgage-backed	17,159	1,245	—	18,404	—
Non-agency mortgage-backed	24,972	3,452	(40)	28,384	(2,063)
Commercial mortgage-backed	86,194	7,570	(29)	93,735	—
Asset-backed	39,038	1,124	(55)	40,107	(598)

Total fixed maturity investments available for sale	$225,549	$20,042	$(674)	$244,917	$(4,479)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments – Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in Accumulated Other Comprehensive Income
At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)

U.S. treasuries	$584,016	$36	$(2,688)	$581,364	$—
Agencies	147,731	1,158	(104)	148,785	—
Non-U.S. government (Sovereign debt)	170,090	8,688	(557)	178,221	(88)
FDIC guaranteed corporate	841,875	6,090	(380)	847,585	—
Non-U.S. government-backed corporate	248,888	1,557	(1,699)	248,746	—
Corporate	760,088	30,031	(4,442)	785,677	(4,659)
Agency mortgage-backed	267,166	4,166	(1,455)	269,877	—
Non-agency mortgage-backed	35,072	1,887	(576)	36,383	(2,949)
Commercial mortgage-backed	233,224	2,018	(4,388)	230,854	—
Asset-backed	89,443	3,598	(532)	92,509	(1,531)

Total fixed maturity investments available for sale	$3,377,593	$59,229	$(16,821)	$3,420,001	$(9,227)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments – Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

Contractual maturities of fixed maturity investments are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Trading		Total Fixed Maturity Investments
At December 31, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in less than one year	$1,360	$1,292	$88,645	$89,158	$90,005	$90,450
Due after one through five years	18,332	20,366	2,303,431	2,309,815	2,321,763	2,330,181
Due after five through ten years	22,952	24,830	793,154	803,151	816,106	827,981
Due after ten years	15,542	17,799	156,175	154,783	171,717	172,582
Mortgage-backed	128,325	140,523	518,037	514,873	646,362	655,396
Asset-backed	39,038	40,107	—	—	39,038	40,107

Total	$225,549	$244,917	$3,859,442	$3,871,780	$4,084,991	$4,116,697

Net Investment Income

The components of net investment income are as follows:

Year ended December 31,	2010	2009	2008

Fixed maturity investments	$108,195	$160,476	$199,469
Short term investments	2,318	4,139	40,933
Other investments
Hedge funds and private equity investments	64,419	18,279	(101,779)
Other	39,305	145,367	(117,867)
Cash and cash equivalents	277	600	5,951

	214,514	328,861	26,707
Investment expenses	(10,559)	(10,682)	(12,828)

Net investment income	$203,955	$318,179	$13,879

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

The Company’s net realized and unrealized gains on fixed maturity investments and net other-than-temporary impairments are as follows:

Year ended December 31,	2010	2009	2008

Gross realized gains	$138,814	$143,173	$99,541
Gross realized losses	(19,147)	(38,655)	(88,079)

Net realized gains on fixed maturity investments	119,667	104,518	11,462
Net unrealized gains (losses) on fixed maturity investments, trading	24,777	(10,839)	—

Net realized and unrealized gains on fixed maturity investments	$144,444	$93,679	$11,462

Total other-than-temporary impairments	(831)	(26,968)	(214,897)
Portion recognized in other comprehensive income, before taxes	2	4,518	—

Net other-than-temporary impairments	$(829)	$(22,450)	$(214,897)

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government (Sovereign debt)	$2,363	$(129)	$291	$(17)	$2,654	$(146)
Corporate	2,581	(285)	801	(119)	3,382	(404)
Non-agency mortgage-backed	—	—	1,645	(40)	1,645	(40)
Commercial mortgage-backed	2,199	(29)	—	—	2,199	(29)
Asset-backed	3,172	(39)	3,196	(16)	6,368	(55)

Total	$10,315	$(482)	$5,933	$(192)	$16,248	$(674)

At December 31, 2010, the Company held 22 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater and does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its investments for the year ended December 31, 2010 and 2009, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

At December 31, 2010, $1.3 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s principal letter of credit facility. Of this amount, $74.0 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Other-Than-Temporary Impairment Process Prior to April 1, 2009

Under the pre-existing guidance, which was in effect for 2008 and the three months ended March 31, 2009, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations.

The majority of the Company’s fixed maturity investments available for sale are managed by external investment managers in accordance with specific investment mandates and guidelines. The investment managers are directed to manage the Company’s investments to maximize total investment return in accordance with these investment mandates and guidelines. While the Company has adequate capital and liquidity to support its operations and to hold its fixed maturity investments available for sale which were in an unrealized loss position until they recover in value, the Company has not prohibited or restricted its investment managers from selling these investments and its investment managers actively traded the Company’s investments. The Company was therefore unable to represent or certify that it had the intent or ability to hold these investments until they recovered in value. As a consequence, under the pre-existing guidance, the Company impaired essentially all of its fixed maturity investments available for sale that were in an unrealized loss position at each quarterly reporting date. For the three months ended March 31, 2009 and the year ended December 31, 2008, the Company recorded other-than-temporary impairments of $19.0 million and $214.9 million, respectively. As of each of March 31, 2009 and December 31, 2008, respectively, the Company had essentially no fixed maturity investments available for sale in an unrealized loss position.

Other-Than-Temporary Impairment Process Effective April 1, 2009

Pursuant to the guidance effective April 1, 2009, the Company revised its quarterly process for assessing whether declines in the fair value of its fixed maturity investments available for sale represent impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if the Company has the intent to sell the debt security or (ii) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security.

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the year ended December 31, 2010, the Company recognized $nil other-than-temporary impairments due to the Company’s intent to sell these securities as of December 31, 2010 (2009 – $1.3 million).

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2010, the Company recognized $nil of other-than-temporary impairments due to required sales (2009 – $nil).

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the year ended December 31, 2010, the Company recognized $0.8 million of other-

than-temporary impairments which were recognized in earnings and $2 thousand, related to other factors which were recognized in other comprehensive income (2009 – $22.5 million and $4.5 million, respectively, 2008 – $214.9 million and $nil, respectively).

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income for the year ended December 31, 2010 and 2009:

Period ended December 31, (1)	2010	2009

Balance – January 1 (2009 – April 1)	$9,987	$10,620
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	3
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	70	1,779
Reductions:
Securities sold during the period	(6,959)	(2,415)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—

Balance – December 31	$3,098	$9,987

(1)	Amounts for 2009 are for the nine months ended December 31, 2009, as updated guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Financial Instruments – Debt and Equity Securities, became effective April 1, 2009 for the Company.

Other Investments

The table below shows the Company’s portfolio of other investments:

At December 31,	2010	2009

Private equity partnerships	$347,556	$286,108
Senior secured bank loan funds	166,106	245,701
Catastrophe bonds	123,961	160,051
Non-U.S. fixed income funds	80,224	75,891
Hedge funds	41,005	54,163
Miscellaneous other investments	28,696	36,112

Total other investments	$787,548	$858,026

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $103.7 million (2009 – income of $163.6 million, 2008 – loss of $219.6 million) of which $57.5 million was related to net unrealized gains (2009 – net unrealized gains of $88.5 million, 2008 – net unrealized loss of $259.4 million).

The Company has committed capital to private equity partnerships and other entities of $699.7 million, of which $488.5 million has been contributed at December 31, 2010. The Company’s remaining commitments to these funds at December 31, 2010 totaled $210.8 million. In the future, the Company may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method

The table below shows the Company’s portfolio of investments in other ventures, under equity method:

Year ended December 31,	2010			2009
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value

Tower Hill Companies	$50,000	25.0%	$38,431	$50,000	25.0%	$41,544
Top Layer Re	26,875	50.0%	14,844	13,125	50.0%	26,329
Tower Hill	10,000	28.6%	14,155	10,000	28.6%	14,437
Other	19,000	n/a	18,173	12,040	n/a	14,977

Total investments in other ventures, under equity method	$105,875		$85,603	$85,165		$97,287

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

The Company originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. In December 2010, the Company invested an additional $13.8 million in Top Layer Re, maintaining the Company’s 50.0% ownership interest.

The table below shows the Company’s equity in (losses) earnings of other ventures, under equity method:

Year ended December 31,	2010	2009	2008

Tower Hill Companies	$1,151	$(2,083)	$545
Top Layer Re	(12,103)	12,619	11,377
Other	(862)	440	1,681

Total equity in (losses) earnings of other ventures	$(11,814)	$10,976	$13,603

Undistributed losses in the Company’s investments in other ventures, under equity method were $5.8 million at December 31, 2010. During 2010, the Company received $17.9 million of dividends from its investments in other ventures, under equity method (2009 – $16.4 million, 2008 – $17.2 million).

The equity in earnings of the Tower Hill Companies are reported one quarter in arrears.

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

There have been no material changes in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, and Level 2 and Level 3, respectively, during the period represented by these consolidated financial statements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet at December 31, 2010 and 2009:

At December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed maturity investments
U.S. treasuries	$761,461	$761,461	$—	$—
Agencies	216,963	—	216,963	—
Non-U.S. government (Sovereign debt)	184,387	—	184,387	—
FDIC guaranteed corporate	388,468	—	388,468	—
Non-U.S. government-backed corporate	357,504	—	357,504	—
Corporate	1,512,411	—	1,490,626	21,785
Agency mortgage-backed	401,807	—	401,807	—
Non-agency mortgage-backed	34,149	—	34,149	—
Commercial mortgage-backed	219,440	—	219,440	—
Asset-backed	40,107	—	40,107	—

Total fixed maturity investments	4,116,697	761,461	3,333,451	21,785
Short term investments	1,110,364	—	1,110,364	—
Other investments
Private equity partnerships	347,556	—	—	347,556
Senior secured bank loan funds	166,106	—	158,386	7,720
Catastrophe bonds	123,961	—	123,961	—
Non-U.S. fixed income funds	80,224	—	80,224	—
Hedge funds	41,005	—	41,005	—
Miscellaneous other investments	28,696	—	21,870	6,826

Total other investments	787,548	—	425,446	362,102
Other secured assets	14,250	—	14,250	—
Other assets and (liabilities)
Platinum warrants	44,925	—	44,925	—
Weather and energy risk management operations	(1,780)	1,721	—	(3,501)
Assumed and ceded (re)insurance contracts	1,772	—	—	1,772
Derivatives	4,473	(1,772)	6,245	—
Other	13,629	(4,599)	—	18,228

Total other assets and (liabilities)	63,019	(4,650)	51,170	16,499

	$6,091,878	$756,811	$4,934,681	$400,386

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fixed maturity investments
U.S. treasuries	$861,888	$861,888	$—	$—
Agencies	148,785	—	148,785	—
Non-U.S. government (Sovereign debt)	196,994	—	196,994	—
FDIC guaranteed corporate	847,585	—	847,585	—
Non-U.S. government-backed corporate	248,746	—	248,746	—
Corporate	1,082,305	—	1,082,305	—
Agency mortgage-backed	370,846	—	370,846	—
Non-agency mortgage-backed	36,383	—	36,383	—
Commercial mortgage-backed	230,854	—	230,854	—
Asset-backed	92,509	—	92,509	—

Total fixed maturity investments	4,116,895	861,888	3,255,007	—
Short term investments	943,051	—	943,051	—
Other investments
Private equity partnerships	286,108	—	—	286,108
Senior secured bank loan funds	245,701	—	147,149	98,552
Catastrophe bonds	160,051	—	159,159	892
Non-U.S. fixed income funds	75,891	—	75,891	—
Hedge funds	54,163	—	54,163	—
Miscellaneous other investments	36,112	—	27,751	8,361

Total other investments	858,026	—	464,113	393,913
Other secured assets	27,730	—	27,730	—
Other assets and (liabilities)
Platinum warrants	34,871	—	34,871	—
Weather and energy risk management operations	(8,080)	(3,032)	—	(5,048)
Assumed and ceded (re)insurance contracts	2,202	—	—	2,202
Derivatives	2,541	4,062	(1,521)	—
Other	19,872	—	—	19,872

Total other assets and (liabilities)	51,406	1,030	33,350	17,026

	$5,997,108	$862,918	$4,723,251	$410,939

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

U.S. treasuries

At December 31, 2010, the Company’s U.S. treasuries fixed maturity investments had a weighted average yield to maturity of 1.6%, a weighted average credit quality of AAA, and are primarily priced by pricing vendors. When pricing these securities, the vendor utilizes daily data from many real time market sources, including active broker dealers, as such, the Company considers its U.S. treasuries fixed maturity investments Level 1. All data sources are constantly reviewed for accuracy to ensure the most reliable price source is used for each issue and maturity date.

Agencies

At December 31, 2010, the Company’s agencies fixed maturity investments had a weighted average yield to maturity of 0.8% and a weighted average credit quality of AAA. The issuers of the Company’s agencies fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The dollar value for each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. The Company considers its agencies fixed maturity investments Level 2.

Non-U.S. government (Sovereign debt)

Non-U.S. government fixed maturity investments held by the Company at December 31, 2010, had a weighted average yield to maturity of 2.7% and a weighted average credit quality of AA. The issuers for securities in this sector are generally non-U.S. governments and agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. The Company considers its non-U.S. government fixed maturity investments Level 2.

FDIC guaranteed corporate

The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average yield to maturity of 0.6% and a weighted average credit quality of AAA at December 31, 2010. The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve. The Company considers its FDIC guaranteed corporate fixed maturity investments Level 2.

Non-U.S. government-backed corporate

Non-U.S. government-backed corporate fixed maturity investments are considered Level 2 by the Company and had a weighted average yield to maturity of 1.5% and a weighted average credit quality of AAA at December 31, 2010. Non-U.S. government-backed fixed maturity investments are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate

At December 31, 2010, the Company’s corporate fixed maturity investments had a weighted average yield to maturity of 3.8% and a weighted average credit quality of A, and principally consist of U.S. and international corporations. The Company’s corporate fixed maturity investments are primarily priced by pricing vendors, and are primarily considered Level 2 by the Company. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtains credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve.

The fair value of certain corporate fixed maturity investments are valued using internally developed models and are considered Level 3 by the Company. The internally developed models use a combination of quantitative and qualitative factors, which may include, but are not limited to, discounted cash flow analysis, financial statements, budgets and forecasts, capital transactions and third party valuations.

Agency mortgage-backed

At December 31, 2010, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 3.2%, a weighted average credit quality of AAA and a weighted average life of 4.5 years. The majority of the Company’s agency mortgage-backed fixed maturity investments held at December 31, 2010 are from vintage years 2010 and 2009. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes. The Company considers its agency mortgage-backed fixed maturity investments Level 2.

Non-agency mortgage-backed

The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments, and considers these fixed maturity investments Level 2. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At December 31, 2010, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average yield to maturity of 4.0%, a weighted average credit quality of AA, and a weighted average life of 3.3 years and are from vintage years 2005 and prior. The Company’s non-agency Alt-A fixed maturity investments held at December 31, 2010 have a weighted average yield to maturity of 5.8%, a weighted average credit quality of AA, a weighted average life of 4.0 years, and are from vintage years 2006 and prior. Securities held in these sectors are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated by daily active market quotes.

Commercial mortgage-backed

The Company’s commercial mortgage-backed fixed maturity investments held at December 31, 2010 have a weighted average yield to maturity of 3.4%, a weighted average credit quality of AA, a weighted average life of 3.2 years and are from vintage years 2008 and prior. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve, swap curve and TBA values as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Asset-backed

At December 31, 2010, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.0%, a weighted average credit quality of AAA, a weighted average life of 4.7 years and are primarily from vintage year 2008. The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans and other. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve, swap curve and TBA values as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Short term investments

Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.

Other investments

Private equity partnerships

Included in the Company’s investments in private equity partnerships at December 31, 2010 are alternative asset limited partnerships that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; oil, gas and power; and secondaries. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access, and as a result is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers.

Senior secured bank loan funds

At December 31, 2010, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are estimated using the net asset value per share of the funds. Investments of $158.4 million are redeemable, in whole or in part, on a monthly basis, and are valued at the net asset value of the fund and are considered Level 2.

The Company also has a $7.7 million investment in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using monthly net asset valuations received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

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

Hedge funds

The Company has investments in hedge funds that pursue multiple strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; and private investments. The fair values of the Company’s hedge funds have been estimated using the net asset value per share of the investments which are provided by third parties such as the relevant investment manager or administrator, recent financial information issued by the applicable investee entity or available market data to estimate fair value. The Company considers its hedge funds Level 2.

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

Other assets and liabilities

Included in other assets and liabilities measured at fair value at December 31, 2010 is the Company’s investment in a warrant to purchase 2.5 million common shares of Platinum Underwriters Holdings Ltd. (“Platinum”), estimated using the Black-Scholes option pricing model or the in-the-money value, the greater of which the Company considers the best estimate of the exit value of the warrant. The Company considers the fair value as Level 2 as the inputs to the option pricing models noted above, are based on observable market inputs. On January 20, 2011, the Company sold its warrant to Platinum for an aggregate of $47.9 million. Other assets and liabilities also include the Company’s weather and energy risk management operations, which principally includes certain derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and the fair value of these contracts is obtained through the use of exchange traded market prices, or in the absence of such market prices, industry or internal valuation models, as such, these products are considered Level 1 and Level 3, respectively. The Company considers assumed and ceded (re)insurance contracts accounted for at fair value as Level 3, as the fair value of these contracts is obtained through the use of internal valuation models with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. In addition, other assets and liabilities include certain other derivatives entered into by the Company; the fair value of these transactions include the fair value of certain exchange traded foreign currency forward contracts which are considered Level 1, and the fair value of certain credit derivatives, determined using industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2009	$382,080	$(28,474)	$353,606
Total unrealized (losses) gains
Included in net investment income	(10,356)	—	(10,356)
Included in other income (loss)	—	24,497	24,497
Total realized losses
Included in net investment income	—	—	—
Included in other income (loss)	—	(14,873)	(14,873)
Total foreign exchange gains (losses)	312	(54)	258
Net purchases, issuances, and settlements	21,877	35,930	57,807
Net transfers in and/or out of Level 3	—	—	—

Balance – December 31, 2009	$393,913	$17,026	$410,939

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments, trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2010	$—	$393,913	$17,026	$410,939
Total unrealized gains (losses)
Included in net investment income	574	29,659	—	30,233
Included in other income	—	—	(3,001)	(3,001)
Total realized gains
Included in net investment income	—	—	—	—
Included in other income	—	—	47,137	47,137
Total foreign exchange losses	—	(1,391)	(861)	(2,252)
Net purchases, issuances, and settlements	21,211	(60,079)	(43,802)	(82,670)
Net transfers in and/or out of Level 3	—	—	—	—

Balance – December 31, 2010	$21,785	$362,102	$16,499	$400,386

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $1.8 million and $nil at December 31, 2010, respectively (2009 – $2.2 million and $nil, respectively). During 2010, the Company recorded losses of $2.9 million (2009 – $31.9 million, 2008 – $9.3 million) which are included in other income and represent changes in the fair value of these contracts.

Weather and Energy Transactions Accounted for at Fair Value

Through the business conducted by Renaissance Trading on a regular basis and otherwise from time to time, the Company enters into certain weather and energy insurance type contracts through its trading activities that it has elected to account for at fair value under the fair value option. These contracts are recorded on the Company’s balance sheet in other assets and totaled $44 thousand at December 31, 2010 (2009 – $0.5 million). During 2010, the Company recorded unrealized losses of $0.5 million, which are included in other income and represent changes in the fair value of these contracts (2009 – $2.8 million, 2008 – $nil).

Senior Notes

In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. At December 31, 2010, the fair value of the 5.875% Senior Notes was $105.9 million (2009 – $103.7 million).

In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At December 31, 2010, the fair value of the 5.75% Senior Notes was $252.4 million.

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

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

At December 31,	2010	2009

Other investments	$787,548	$858,026
Other secured assets	$14,250	$27,730
Other assets	$20,000	$22,074

Included in net investment income for 2010 was $57.5 million of net unrealized gains related to the changes in fair value of other investments (2009 – $88.5 million, 2008 – losses of $259.4 million). Net unrealized gains (losses) related to the changes in the fair value of other secured assets recorded in other income was $41 thousand for 2010 (2009 – $1.4 million, 2008 – $(2.5) million). Net unrealized gains (losses) related to the changes in the fair value of other assets and liabilities recorded in other income was $(2.2) million for 2010 (2009 – $(0.8) million, 2008 – $(0.1) million).

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At December 31, 2010	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity partnerships	$347,556	$193,588	See below	See below
Senior secured bank loan funds	166,106	17,215	See below	See below
Non-U.S. fixed income funds	80,224	—	Monthly, bi-monthly	5 - 20 days
Hedge funds	41,005	—	Annually, bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$634,891	$210,803

Private equity partnerships – Included in the Company’s investments in private equity partnerships are alternative asset limited partnerships that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; oil, gas and power; and secondaries. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable limited partnership. If these investments were held, it is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the limited partnership.

Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $158.4 million are redeemable, in whole or in part, on a monthly basis.

The Company also has a $7.7 million investment in a closed end fund which invests in loans. The Company has no right to redeem its investment in this fund.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds and non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Investments of $46.9 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $33.4 million can generally only be redeemed by the Company at a rate of 10% per month. The issuers of these securities may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. Included in the Company’s hedge funds is $9.5 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred for the years ended December 31, 2010, 2009 and 2008:

Year ended December 31,	2010	2009	2008

Premiums written
Direct	$9,133	$469	$1,462
Assumed	1,156,162	1,228,412	1,240,825
Ceded	(316,330)	(390,548)	(306,787)

Net premiums written	$848,965	$838,333	$935,500

Premiums earned
Direct	$5,329	$1,419	$13,062
Assumed	1,191,375	1,270,553	1,296,662
Ceded	(331,783)	(389,768)	(325,276)

Net premiums earned	$864,921	$882,204	$984,448

Claims and claim expenses
Gross claims and claim expenses incurred	$178,422	$(81,233)	$590,198
Claims and claim expenses recovered	(49,077)	10,535	(108,700)

Net claims and claim expenses incurred	$129,345	$(70,698)	$481,498

The reinsurers with the three largest balances accounted for 31.7%, 13.7% and 12.7%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2010 (2009 – 29.2%, 19.7% and 13.7%, respectively). At December 31, 2010, the Company had a $3.5 million valuation allowance against reinsurance recoverable (2009 – $7.6 million). The three largest company-specific components of the valuation allowance represented 57.0%, 24.9% and 3.7%, respectively, of the Company’s total valuation allowance at December 31, 2010 (2009 – 29.8%, 26.3% and 12.3%, respectively).

NOTE 9.    OTHER SECURED ASSETS AND OTHER SECURED LIABILITIES

Other secured assets and other secured liabilities represent contractual rights and obligations under a purchase agreement, contingent purchase agreement and credit derivatives agreement (collectively, the “Agreements”) with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio (“Cat-Linked Securities”). Under the terms of the Agreements, the Company sells its ownership interest in Cat-Linked Securities to the bank at par. During 2010, Cat-Linked Securities with a par amount of $13.5 million matured (2009 – $49.9 million, 2008 – $29.0 million). The Agreements allow the Company to repurchase these securities at par and obligate the Company to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of these transactions, the Company is receiving the spread over LIBOR on the remaining $14.0 million of Cat-Linked Securities, less a financing fee.

The Company accounted for the sale of the Cat-Linked Securities under the Agreements as a secured borrowing with a pledge of collateral under the provisions of FASB ASC Topic Transfers and Servicing, and accordingly recognized no gain or loss upon the transaction date. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other income. As a result of the Agreements, the Company recognized its Cat-Linked Securities as other secured assets which totaled $14.3 million at December 31, 2010, representing the fair value of the pledged collateral and credit derivatives agreement, and recognized a $14.0 million liability, representing its obligation to repurchase the Cat-Linked Securities at par. The Company recognized $20 thousand (2009 – $3.9 million, 2008 – $2.2 million) of other income in its consolidated statements of operations from these transactions, representing the spread over LIBOR less the financing fee on the Cat-Linked Securities for the year ended December 31, 2010, inclusive of the change in the fair value of the credit derivatives agreement.

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

The Company’s estimates of claims and claim expenses are also based in part upon the estimation of claims resulting from natural and man-made disasters such as hurricanes, earthquakes, tsunamis, winter storms, terrorist attacks and other catastrophic events. Estimation by the Company of claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, the Company has recently increased its specialty reinsurance business but does not have the benefit of a significant amount of its own historical experience in certain of these lines. Therefore, the Company uses both proprietary and commercially available models, as well as historical (re)insurance industry claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2010	2009	2008

Net reserves as of January 1	$1,260,334	$1,565,230	$1,609,498

Net incurred related to:
Current year	431,476	195,518	678,383
Prior years	(302,131)	(266,216)	(196,885)

Total net incurred	129,345	(70,698)	481,498

Net paid related to:
Current year	50,793	42,712	188,637
Prior years	182,754	191,486	337,129

Total net paid	233,547	234,198	525,766

Total net reserves as of December 31	1,156,132	1,260,334	1,565,230
Reinsurance recoverable as of December 31	101,711	84,099	193,546

Total gross reserves as of December 31	$1,257,843	$1,344,433	$1,758,776

For the year ended December 31, 2010, the prior year favorable development of $302.1 million included favorable development of $286.0 million, $0.2 million and $15.9 million attributable to the Company’s Reinsurance, Lloyd’s and Insurance segments, respectively. Within the Company’s Reinsurance segment, the catastrophe unit experienced $157.5 million of favorable development on prior years’ claims and claim expense reserves and the specialty reinsurance unit experienced $128.6 million of favorable development on prior years’ claims and claim expense reserves.

The favorable development within the Company’s catastrophe reinsurance unit in 2010 was due to reductions of $33.6 million to the estimated ultimate losses of mature, large, mainly international catastrophe events, combined with reductions in net ultimate losses associated with the 2005 Buncefield Oil Depot loss of $27.4 million, the 2005 hurricanes of $25.5 million, the 2008 hurricanes of $10.9 million, European windstorm Klaus of $8.0 million and the 2004 hurricanes of $8.1 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes, all principally due to reported claims coming in less than expected. The favorable development within the Company’s specialty unit includes $31.4 million associated with actuarial assumption changes, principally in the Company’s casualty clash and surety lines of business, and partially offset by an increase in reserves within the Company’s workers compensation per risk line of business, principally as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected; $25.9 million due to a decrease in case reserves and additional case reserves, which are reserves established at the contract level for specific losses or large events; and reported losses coming in better than expected in 2010 on prior accident years events. The favorable development within the Company’s Insurance segment on prior year reserves in 2010 was primarily due to actual reported loss activity being more favorable to date than what was originally anticipated when setting the initial reserves.

For the year ended December 31, 2009, the prior year favorable development of $266.2 million included favorable development of $249.5 million and $16.7 million attributable to the Company’s Reinsurance and Insurance segments, respectively. Within the Company’s Reinsurance segment, the Company’s catastrophe unit experienced $184.4 million of favorable development on prior years’ claims and claim expense reserves and its specialty reinsurance unit experienced $65.1 million of favorable development on prior years’ claims and claim expense reserves.

The favorable development within the Company’s catastrophe unit of $184.4 million in 2009 was principally attributable to a reduction in ultimate net losses associated with the 2008 hurricanes, Gustav and Ike ($44.7 million); the 2005 hurricanes, Katrina, Rita and Wilma ($25.5 million); the 2007 European windstorm Kyrill ($16.7 million); the 2007 California wildfires ($14.1 million); the 2007 flooding in the U.K. ($14.6 million); and the 2004 hurricanes, Charley, Frances, Ivan and Jeanne ($11.3 million), due to better than expected reported claims activity, and with respect of the 2004 and 2005 hurricanes, the adoption of a new actuarial technique using reported loss development factors to estimate the ultimate losses for these events. The remaining favorable development within the Company’s catastrophe unit was due to a reduction of ultimate net losses on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires and tornadoes which occurred during the 2006 through 2008 accident years. The favorable development within the Company’s specialty reinsurance unit of $65.1 million in 2009 was principally attributable to lower than expected claims emergence on the 2005 through 2008 underwriting years of $87.6 million, which was driven by the application of the Company’s formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves, $10.0 million due to a reduction on one claim on a contract related to the 2005 hurricanes, and partially offset by a $32.5 million increase in the Company’s estimated ultimate net losses on the 2008 Madoff matter. The favorable development within the Company’s Insurance segment of $16.7 million in 2009 was principally driven by the application of the Company’s formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

For the year ended December 31, 2008, the prior year favorable development of $196.9 million included $188.1 million attributable to the Company’s Reinsurance segment and $8.8 million attributable to the Company’s Insurance segment. Within the Company’s Reinsurance segment, the catastrophe reinsurance unit experienced $131.6 million of favorable development on prior years’ estimated ultimate claim reserves, principally as a result of a comprehensive review of the Company’s expected ultimate net losses associated with the 2005 hurricanes, Katrina, Rita and Wilma. The Company’s specialty reinsurance unit, within the Reinsurance segment, and its Insurance segment experienced $56.5 million and $8.8 million, respectively, of favorable development in 2008. The favorable development within the specialty reinsurance unit and Insurance segment was principally driven by the application of formulaic actuarial reserving methodology for these books of business with the reductions being due to actual paid and reported loss activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves.

Net claims and claim expenses incurred were reduced by $0.2 million during 2010 (2009 – $3.3 million, 2008 – $1.9 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was increased by $8.1 million during 2010 (2009 – reduced by $0.7 million, 2008 – reduced by $1.9 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $52.1 million are included in reinsurance balances payable at December 31, 2010 (2009 – $63.9 million) and aggregate deposit assets of $nil are included in other assets at December 31, 2010 (2009 – $nil) associated with these contracts.

NOTE 11.    DEBT

5.875% Senior Notes

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

Under the Bilateral Facility, each of the Bilateral Facility Participants is severally obligated to pledge to CEP at all times during the term of the Bilateral Facility certain securities with a collateral value (as determined as therein provided) that equals or exceeds 100% of the aggregate amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies with respect to such Bilateral Facility Participant, including terminating its commitment to such Bilateral Facility Participant under the Bilateral Facility and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each of Renaissance Reinsurance, DaVinci and Glencoe makes, as to itself, representations and warranties that are customary for facilities of this type and severally agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.

DaVinciRe Revolving Credit Facility

DaVinciRe is a party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (the “DaVinciRe Credit Agreement”), which provides for a revolving credit facility in an aggregate amount of up to $200.0 million that matures on April 5, 2011. The term of the DaVinciRe Credit Agreement may be extended and the commitment amount may be increased to $250.0 million, provided certain conditions are met. Effective as of March 9, 2010, DaVinciRe and the other parties to the Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (the “DaVinciRe Credit Agreement”), entered into Amendment No. 1 to the DaVinciRe Credit Agreement (the “Amendment”). The Amendment provided for the release of certain collateral that was previously pledged by DaVinciRe in support of its obligations under the DaVinciRe Credit Agreement and the pledge by DaVinci of other collateral in substitution for the released collateral. Interest rates are based on a spread above LIBOR, and averaged approximately 1.0% during 2010 (2009 – 1.3%). The DaVinciRe Credit Agreement requires DaVinciRe and DaVinci to maintain a minimum net worth of $350.0 million and $450.0 million, respectively, and requires DaVinciRe to maintain a debt to capital ratio of no greater than 30%. Neither RenaissanceRe nor Renaissance Reinsurance is a guarantor of this facility and the lenders have no recourse against RenaissanceRe or its subsidiaries other than DaVinciRe and DaVinci under the DaVinciRe Credit Agreement. Pursuant to the terms of the Credit Agreement, a default by DaVinciRe on its obligations under the DaVinciRe Credit Agreement will not result in a default under the Credit Agreement. At December 31, 2010, $200.0 million remained outstanding under the DaVinciRe Credit Agreement.

Principal Letter of Credit Facility

Effective April 22, 2010, RenaissanceRe and its affiliates, Renaissance Reinsurance, Renaissance Reinsurance of Europe, Glencoe Insurance Ltd. and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Third Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Banks”), with Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the Banks, and certain other agents (the “Reimbursement Agreement”). The Reimbursement Agreement amended and restated in its entirety the Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007.

The Reimbursement Agreement serves as the Company’s principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. As of December 31, 2010, the Reimbursement Agreement provided commitments from the Banks in an aggregate amount of $1.0 billion. Effective February 15, 2011, the Company reduced the commitments under the Reimbursement Agreement from $1.0 billion to $700.0 million. The Banks’ commitments may be increased up to an amount not to exceed $1.2 billion, subject to the satisfaction of certain conditions. The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe and the Account Parties and Renaissance Investment Holdings Ltd. (“RIHL”) that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate, sell, transfer or lease all or any substantial part of their respective assets. The Reimbursement Agreement also contains certain financial covenants that are customary for reinsurance and insurance companies in facilities of this type, which require RenaissanceRe and DaVinci to maintain a minimum net worth of $1.75 billion and $650.0 million, respectively.

The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.

Under the Reimbursement Agreement, each Account Party is required to pledge eligible collateral having a value sufficient to cover all of its obligations under the Reimbursement Agreement, including reimbursement obligations for outstanding letters of credit issued for its account. Eligible collateral includes, among other things, redeemable preference shares issued to the Account Parties by RIHL, a subsidiary of RenaissanceRe. Each Account Party that pledges RIHL shares as collateral must maintain additional unpledged RIHL shares that have a net asset value at least equal to 15% of the outstanding RIHL shares pledged by such Account Party pursuant to the Reimbursement Agreement. In addition, RIHL shares having an aggregate net asset value equal to at least 15% of the net asset value of all outstanding RIHL shares must remain unencumbered.

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

Renaissance Trading Margin Facility

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At December 31, 2010, $nil was outstanding under the facility.

Guarantees

At December 31, 2010, RenaissanceRe had provided guarantees in the amount of $243.0 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Interest paid on the above debt totaled $17.7 million for the year ended December 31, 2010 (2009 – $18.7 million, 2008 – $28.2 million).

The following table sets forth the Company’s aggregate amount of maturities related to the Company’s debt obligations reflected on its consolidated balance sheet at December 31, 2010:

Year ended December 31, 2010

2011	$200,000
2012	—
2013	100,000
2014	—
2015	—
After 2015	250,000

$550,000

NOTE 12.    VARIABLE INTEREST ENTITIES

Timicuan Reinsurance II Ltd. (“Tim Re II”)

On May 29, 2009, Tim Re II, a wholly owned subsidiary of the Company, sold $49.5 million of non-voting Class B shares to external investors, and the Company invested an additional $10.0 million in the non-voting Class B shares, representing a 16.8% ownership interest, providing Tim Re II with additional reinsurance capacity to accept property catastrophe excess of loss reinsurance business. Tim Re II is a Class 3 Bermuda domiciled reinsurer. The Company ceded a defined portfolio of property catastrophe excess of loss reinsurance contracts incepting June 1, 2009 to Tim Re II under a fully-collateralized facultative retrocessional reinsurance contract in return for a potential underwriting profit commission. The Class B shareholders participate in substantially all of the profits or losses of Tim Re II while the Class B shares remain outstanding. The Class B shares indemnify Tim Re II against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services – Insurance. The sale of the Class B shares was considered a reconsideration event under FASB ASC Topic Consolidation. In accordance with the provisions of FASB ASC Topic Consolidation, Tim Re II was considered a VIE and the Company was considered the primary beneficiary. As a result, Tim Re II is consolidated by the Company and all significant inter-company transactions have been eliminated. The Class B share capital was invested by Tim Re II in short term investments and was pledged as collateral to the Company in support of obligations arising under the reinsurance contract. Tim Re II was required to repurchase the Class B shares subsequent to December 31, 2009, which was the end of the contract period. The Company ceded $32.0 million of premium to Tim Re II under the facultative retrocessional excess of loss reinsurance contract through the period ended December 31, 2009. At December 31, 2009, the Company’s consolidated balance sheet included assets and liabilities of $65.8 million and $72.3 million, respectively, related to Tim Re II, principally reflecting reinsurance underwriting balances and investments with respect to assets and amounts payable to Class B shareholders and a reserve for unearned premiums with respect to liabilities. Effective January 1, 2010, the Company repurchased all of the outstanding Class B shares for $71.0 million, net of a $15.7 million holdback. The $15.7 million holdback was settled during 2010. Subsequent to the repurchase of the Class B shares by the Company, Tim Re II remains a consolidated subsidiary, but is no longer considered a variable interest entity.

Angus Fund L.P. (the “Angus Fund”)

In December 2010, REAL and RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, invested $40 thousand in the Angus Fund, representing a 1.0% ownership interest at December 31, 2010, and RRCA, a limited partner, invested $1.0 million in the Angus Fund, representing a 24.75% ownership interest at December 31, 2010. The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a VIE, therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The noncontrolling economic interest in the Angus Fund owned by third parties for the year ended December 31, 2010, is recorded in the consolidated statements of operations as noncontrolling interest. Refer to “Note 13. Noncontrolling Interests” for additional information.

NOTE 13.    NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interest – DaVinciRe

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2010, 2009 and 2008 is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests.

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

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2009, in accordance with the Shareholders Agreement. The repurchase notices submitted on or before March 1, 2009 were for shares of DaVinciRe with a GAAP book value of $173.6 million at December 31, 2009. Effective January 1, 2010, DaVinciRe redeemed the shares for $173.6 million, less a $17.6 million reserve holdback and, in a separate transaction, the Company sold a portion of its shares in DaVinciRe to a third party shareholder. The Company’s ownership in DaVinciRe was 38.2% at December 31, 2009 (2008 – 22.8%) and subsequent to the above transactions, the Company’s ownership interest in DaVinciRe increased to 41.2% effective January 1, 2010.

Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2010, in accordance with the Shareholders Agreement. The repurchase notices submitted on or before March 1, 2010, were for shares of DaVinciRe with a GAAP book value of $88.4 million at December 31, 2010. Furthermore, DaVinciRe resolved to return additional capital of $86.6 million to the remaining shareholders, including the Company, after the receipt of the repurchase notices described above. Effective January 1, 2011, DaVinciRe redeemed the shares and returned additional capital for an aggregate of $175.0 million, less a $17.5 million reserve holdback. As a result of the above transactions, the Company’s ownership interest in DaVinciRe increased to 44.0% effective January 1, 2011.

In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe have submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $22.8 million at December 31, 2010. The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below for the years ended December 31, 2010 and 2009:

Year ended December 31,	2010	2009

Balance – January 1	$786,647	$768,531
Cumulative effect of change in accounting principle, net of taxes (1)	—	42
Purchase of shares from redeemable noncontrolling interest	(142,097)	(152,729)
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	116,532	171,501
Other comprehensive income attributable to redeemable noncontrolling interest	(3,427)	(698)

Balance – December 31	$757,655	$786,647

(1)	Cumulative effect adjustment to opening retained earnings as of April 1, 2009, related to the recognition and presentation of other-than-temporary impairments, as required by FASB ASC Topic Investments – Debt and Equity Securities.

Noncontrolling Interest

The noncontrolling economic interest in the Angus Fund owned by third parties for the year ended December 31, 2010, is recorded in the consolidated statements of operation as noncontrolling interest. The Company expects its ownership in the Angus Fund to fluctuate over time.

The activity in noncontrolling interest is detailed in the table below for the year ended December 31, 2010:

Year ended December 31,	2010

Balance – January 1	$—
Purchase of shares by noncontrolling interest	3,000
Comprehensive income:
Net income attributable to noncontrolling interest	(111)
Other comprehensive income attributable to noncontrolling interest	—

Balance – December 31	$2,889

NOTE 14.    SHAREHOLDERS’ EQUITY

The aggregate authorized capital of the Company is 325 million shares consisting of 225 million common shares and 100 million preference shares.

The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2010	2009	2008
(thousands of shares)

Issued and outstanding shares – January 1	61,745	61,503	68,920
Shares repurchased	(8,198)	(951)	(8,064)
Exercise of options and issuance of restricted stock awards	563	1,193	647

Issued and outstanding shares – December 31	54,110	61,745	61,503

On August 11, 2010, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2010, $460.4 million of shares (2009 – $51.0 million, 2008 – $428.4 million) were repurchased under this program, including $49.0 million subsequent to the $500.0 million authorization noted above. Common shares repurchased by the Company are normally cancelled and retired. At December 31, 2010, $450.9 million remained available for repurchase under the Board authorized share repurchase program. Dividends declared and paid on common shares amounted to $1.00, $0.96 and $0.92 per common share for the years ended December 31, 2010, 2009 and 2008, respectively, or $55.9 million, $59.7 million and $57.9 million, respectively, on all common shares outstanding.

In December 2006, the Company raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; in March 2004, the Company raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; and in February 2003 the Company raised $100.0 million through the issuance of 4 million Series B Preference Shares at $25 per share. On November 17, 2010, the Company gave redemption notices to the holders of the 7.30% Series B Preference Shares to redeem such shares for $25 per share. On December 20, 2010, the Company redeemed all of the issued and outstanding 7.30% Series B Preference Shares for $100.0 million plus accrued and unpaid dividends thereon. The Series D and Series C Preference Shares may be redeemed at $25 per share at the Company’s option on or after December 1, 2011 and March 23, 2009, respectively. Dividends on the Series D and Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60% and 6.08%, respectively, when, if, and as declared by the Board of Directors. If the Company submits a proposal to its shareholders concerning an amalgamation or submits any proposal that, as a result of any changes to Bermuda law, requires approval of the holders of these preference shares to vote as a single class, the Company may redeem the Series D Preference Shares prior to December 1, 2011, at $26 per share. The preference shares have no stated maturity and are not convertible into any other securities of the Company. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of the Company.

During 2010, the Company declared and paid $42.1 million in preference share dividends (2009 – $42.3 million, 2008 – $42.3 million).

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008:

Year ended December 31,	2010	2009	2008
(thousands of shares)

Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$702,613	$838,858	$(13,280)
Amount allocated to participating common shareholders (1)	(17,765)	(18,473)	59

Net income (loss) allocated to RenaissanceRe common shareholders	$684,848	$820,385	$(13,221)

Denominator:
Denominator for basic income per RenaissanceRe common share –
Weighted average common shares	55,145	60,775	62,531
Per common share equivalents of employee stock options and restricted shares	496	435	880

Denominator for diluted income per RenaissanceRe common share –
Adjusted weighted average common shares and assumed conversions	55,641	61,210	63,411

Basic income (loss) per RenaissanceRe common share	$12.42	$13.50	$(0.21)
Diluted income (loss) per RenaissanceRe common share	$12.31	$13.40	$(0.21)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and for 2010, the 2010 Performance-Based Equity Incentive Plan.

NOTE 16.    RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

During 2010, the Company issued a $5.0 million promissory note to Tower Hill Insurance Group, LLC (“THIG”). Interest is due quarterly and is accrued on the unpaid principal balance at LIBOR plus 6.0%. THIG can voluntarily prepay the loan in whole, or in part, plus accrued interest, without premium or penalty at any time. Included in other assets on the Company’s consolidated balance sheet at December 31, 2010 is the promissory note principal balance of $5.0 million. Interest income earned on the promissory note is included in other income on the Company consolidated statements of operations.

The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by Tower Hill Insurance. For the year ended December 31, 2010, the Company recorded $29.7 million (2009 – $28.1 million, 2008 – $57.3 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates. Gross premiums earned totaled $38.4 million (2009 – $58.5 million, 2008 – $78.0 million) and expenses incurred were $4.1 million (2009 – $14.3 million, 2008 – $29.2 million) for the year ended December 31, 2010. The Company had a net related outstanding receivable balance of $14.9 million as of December 31, 2010 (2009 – $24.3 million).

During 2008, the Company purchased $3.5 million of intangible assets from an employee of the Company, including rights, title and interest in and to patents and patent technologies, inventions and trade names. These intangible assets were owned by the employee. As part of the purchase agreement, the Company paid a set price and agreed to pay additional amounts upon successful licensing, sale, or certain other monetization by the Company of the inventions. At December 31, 2010, the unamortized balance of these intangible assets amounted to $3.1 million (2009 – $3.3 million).

During 2008, the Company invested $6.0 million in Angus Partners LLC (“Angus”), representing a 40% equity interest, which is accounted for under the equity method of accounting. Angus provides commodity related risk management products to third party customers. The Company had an outstanding net liability position of $0.9 million at December 31, 2010 (2009 – $4.8 million) related to certain derivative trades with Angus. For the year ended December 31, 2010, the Company generated other income of $8.3 million (2009 – generated other income of $1.2 million, 2008 – incurred an other loss of $39.4 million) related to these trades.

During 2010, the Company received distributions from Top Layer Re of $12.9 million (2009 – $11.5 million, 2008 – $15.1 million), and a management fee of $3.3 million (2009 – $3.3 million, 2008 – $3.5 million). The management fee reimburses the Company for services it provides to Top Layer Re. In addition, during 2010, the Company contributed additional paid in capital of $13.8 million to Top Layer Re.

During 2010, the Company received 88.2% of its Reinsurance segment gross premiums written (2009 – 90.1%, 2008 – 88.6%) from three brokers (2009 – three, 2008 – four). Subsidiaries and affiliates of AON Benfield, Marsh Inc., and the Willis Group accounted for approximately 53.5%, 23.1% and 11.6%, respectively, of gross premiums written for the Reinsurance segment in 2010 (2009 – 58.7%, 20.9% and 10.5%, respectively, 2008 – 61.5%, 18.2% and 8.9%, respectively).

NOTE 17.    TAXATION

Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Act of 1987.

RenRe North America Holdings Inc. (“RenRe North America”) and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. federal income tax return. Should the U.S. subsidiaries pay a dividend to the Company, withholding taxes would apply to the extent of current year or accumulated earnings and profits. The Company also has operations in Ireland and the U.K. which are also subject to income taxes imposed by the respective jurisdictions in which they operate.

The Company is not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The following is a summary of the Company’s income from continuing operations before taxes allocated between U.S. and non-U.S. jurisdictions:

Year ended December 31,	2010	2009	2008

U.S. (domestic)	$(10,938)	$17,692	$(6,822)
Non-U.S. (foreign)	803,296	1,038,298	56,949

Income from continuing operations before taxes	$792,358	$1,055,990	$50,127

Income tax (expense) benefit for 2010, 2009 and 2008 is comprised as follows:

Year ended December 31, 2010	Current	Deferred	Total

Total income tax benefit	$(1,384)	$7,508	$6,124

Year ended December 31, 2009

Total income tax expense	$139	$(10,170)	$(10,031)

Year ended December 31, 2008

Total income tax benefit	$2,324	$(2,144)	$180

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 35.0%, 12.5% and 28.0%, have been used for the U.S., Ireland and the U.K., respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

Year ended December 31,	2010	2009	2008

Expected income tax benefit (expense)	$5,647	$(5,834)	$2,380
Transfer pricing adjustments	37	(2,830)	(1,995)
Change in valuation allowance	(1,175)	(979)	1,702
Non-deductible expenses	(28)	(65)	(129)
State income tax expense, net of federal benefit	(67)	(223)	—
Other	1,710	(100)	(1,778)

Income tax benefit (expense)	$6,124	$(10,031)	$180

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2010	2009

Deferred tax assets
Net operating loss carryforwards	$3,471	$2,362
Accrued expenses	4,427	2,922
Investments	4,209	1,245

	12,107	6,529

Deferred tax liabilities
Tax sharing obligation	(8,744)	(12,088)
Amortization and depreciation	(418)	(179)

	(9,162)	(12,267)

Net deferred tax asset (liability) before valuation allowance	2,945	(5,738)
Valuation allowance	(3,537)	(2,362)

Net deferred tax liability	$(592)	$(8,100)

During 2010, the Company recorded a net increase to the valuation allowance of $1.2 million (2009 – $1.0 million, 2008 – net reduction of $1.7 million). The Company’s deferred tax asset relates primarily to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to accrued expenses, investments and tax sharing obligations. The Company’s U.S. operations generated cumulative GAAP taxable income for the three year periods ending December 31, 2010, 2009 and 2008, respectively. Accordingly, the Company believes that it is more likely than not that the deferred tax asset will be realized with the exception of net operating loss carryforwards in Ireland and the U.K. for which a valuation allowance has been provided.

In Ireland, the Company has net operating loss carryforwards of $13.3 million. Under applicable law, the Irish net operating losses carryforward for an indefinite period. In the U.K., the Company has net operating loss carryforwards of $6.7 million. Under applicable law, the U.K. net operating losses carryforward for an indefinite period.

The Company made net payments for U.S. federal, Irish and U.K. income taxes of $3.5 million for the year ended December 31, 2010 (2009 – net refund of $0.4 million, 2008 – net payments of $0.3 million).

The Company has no unrecognized tax benefits as of December 31, 2010. Interest and penalties related to uncertain tax positions, of which there have been none, would be recognized in income tax expense. Income tax returns filed for tax years 2007 through 2009, 2006 through 2009 and 2009, are open for examination by the Internal Revenue Service, Irish tax authorities and U.K. tax authorities, respectively.

NOTE 18.    GEOGRAPHIC INFORMATION

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2010	2009	2008
Catastrophe
U.S. and Caribbean	$710,770	$815,840	$745,016
Worldwide (excluding U.S.) (1)	113,270	78,222	75,489
Worldwide	65,500	92,586	67,371
Europe	59,480	60,363	72,153
Australia and New Zealand	6,269	5,293	5,455
Other	29,464	31,495	23,465

Total catastrophe	984,753	1,083,799	988,949
Specialty
Worldwide	59,636	68,704	64,664
U.S. and Caribbean	57,461	39,712	95,106
Australia and New Zealand	8,934	51	—
Europe	2,786	5,037	—
Other	569	842	—

Total specialty	129,386	114,346	159,770

Total Reinsurance (2)	1,114,139	1,198,145	1,148,719
Lloyd’s
U.S. and Caribbean	25,425	—	—
Worldwide	16,207	—	—
Europe	3,174	—	—
Worldwide (excluding U.S.) (1)	1,049	—	—
Australia and New Zealand	91	—	—
Other	2,625	—	—

Total Lloyd’s (3)	48,571	—	—
Insurance (4)	2,585	30,736	93,568

Total gross premiums written	$1,165,295	$1,228,881	$1,242,287

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)	Excludes $9.5 million, $12.7 million and $5.7 million of premium assumed from the Insurance segment for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Excludes $17.4 million and $0.2 million of gross premiums written assumed from our Insurance segment and Reinsurance segment, respectively, in 2010.

(4)	The category Insurance consists of contracts that are primarily exposed to U.S. risks.

NOTE 19.    SEGMENT REPORTING

The Company has three reportable segments: Reinsurance, Lloyd’s and Insurance.

The Company’s Reinsurance operations are comprised of: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain property catastrophe and specialty joint ventures, as described herein. The Reinsurance segment is managed by the Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools.

The Lloyd’s segment includes reinsurance and insurance business written through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance the Company’s underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses and is managed by the Chief Underwriting Officer Lloyd’s. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. The results of Syndicate 1458 were not significant to the Company’s overall consolidated results of operations and financial position during 2009 and as such have not be reclassified as a reportable segment for 2009.

The Insurance segment includes the operations of the Company’s former Insurance segment that are not being sold pursuant to the Stock Purchase Agreement with QBE, as discussed in “Note 1. Organization,”. The Insurance segment is managed by the Global Chief Underwriting Officer. The Insurance business was written by Glencoe Insurance Ltd. (“Glencoe”). Glencoe is a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

The financial results of the Company’s strategic investments, weather and energy risk management operations and noncontrolling interests are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are the Company’s investments in other ventures, investments unit, corporate expenses and capital servicing costs.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses for the years ended December 31, 2010, 2009 and 2008 is as follows:

Year ended December 31, 2010	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,123,619	$66,209	$2,585	$(27,118)	$—	$1,165,295

Net premiums written	$809,719	$61,189	$(21,943)		—	$848,965

Net premiums earned	$838,790	$50,204	$(24,073)		—	$864,921
Net claims and claim expenses incurred	113,804	25,676	(10,135)		—	129,345
Acquisition expenses	77,954	10,784	6,223		—	94,961
Operational expenses	129,990	24,837	11,215		—	166,042

Underwriting income (loss)	$517,042	$(11,093)	$(31,376)		—	474,573

Net investment income					203,955	203,955
Net foreign exchange losses					(17,126)	(17,126)
Equity in losses of other ventures					(11,814)	(11,814)
Other income					41,120	41,120
Net realized and unrealized gains on fixed maturity investments					144,444	144,444
Net other-than-temporary impairments					(829)	(829)
Corporate expenses					(20,136)	(20,136)
Interest expense					(21,829)	(21,829)

Income from continuing operations before taxes						792,358
Income tax benefit					6,124	6,124
Income from discontinued operations					62,670	62,670
Net income attributable to noncontrolling interests					(116,421)	(116,421)
Dividends on preference shares					(42,118)	(42,118)

Net income available to RenaissanceRe common shareholders						$702,613

Net claims and claim expenses incurred – current accident year	$399,823	$25,873	$5,780			$431,476
Net claims and claim expenses incurred – prior accident years	(286,019)	(197)	(15,915)			(302,131)

Net claims and claim expenses incurred – total	$113,804	$25,676	$(10,135)			$129,345

Net claims and claim expense ratio – current accident year	47.7%	51.5%	NMF (2)			49.9%
Net claims and claim expense ratio – prior accident years	(34.1%)	(0.4%)	NMF (2)			(34.9%)

Net claims and claim expense ratio – calendar year	13.6%	51.1%	NMF (2)			15.0%
Underwriting expense ratio	24.8%	71.0%	NMF (2)			30.1%

Combined ratio	38.4%	122.1%	NMF (2)			45.1%

(1)	Represents $9.5 million, $17.4 million and $0.2 million of gross premiums ceded from the Insurance segment to the Reinsurance segment, from the Insurance segment to the Lloyd’s segment and from the Reinsurance segment to the Lloyd’s segment, respectively.

(2)	Not a meaningful figure (“NMF”) due to negative net premiums earned.

Year ended December 31, 2009	Reinsurance	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,210,795	$30,736	$(12,650)	$—	$1,228,881

Net premiums written	$839,023	$(690)		—	$838,333

Net premiums earned	$849,725	$32,479		—	$882,204
Net claims and claim expenses incurred	(87,639)	16,941		—	(70,698)
Acquisition expenses	78,848	25,302		—	104,150
Operational expenses	139,328	14,224		—	153,552

Underwriting income (loss)	$719,188	$(23,988)		—	695,200

Net investment income				318,179	318,179
Net foreign exchange losses				(13,623)	(13,623)
Equity in earnings of other ventures				10,976	10,976
Other income				1,798	1,798
Net realized and unrealized gains on fixed maturity investments				93,679	93,679
Net other-than-temporary impairments				(22,450)	(22,450)
Corporate expenses				(12,658)	(12,658)
Interest expense				(15,111)	(15,111)

Income from continuing operations before taxes					1,055,990
Income tax expense				(10,031)	(10,031)
Income from discontinued operations				6,700	6,700
Income attributable to redeemable noncontrolling interest – DaVinciRe				(171,501)	(171,501)
Dividends on preference shares				(42,300)	(42,300)

Net income available to RenaissanceRe common shareholders					$838,858

Net claims and claim expenses incurred – current accident year	$161,868	$33,650			$195,518
Net claims and claim expenses incurred – prior accident years	(249,507)	(16,709)			(266,216)

Net claims and claim expenses incurred – total	$(87,639)	$16,941			$(70,698)

Net claims and claim expense ratio – current accident year	19.0%	103.6%			22.2%
Net claims and claim expense ratio – prior accident years	(29.3%)	(51.4%)			(30.2%)

Net claims and claim expense ratio – calendar year	(10.3%)	52.2%			(8.0%)
Underwriting expense ratio	25.7%	121.7%			29.2%

Combined ratio	15.4%	173.9%			21.2%

(1)	Represents premium ceded from the Insurance segment to the Reinsurance segment.

Year ended December 31, 2008	Reinsurance	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,154,391	$93,568	$(5,672)	$—	$1,242,287

Net premiums written	$871,893	$63,607		—	$935,500

Net premiums earned	$909,759	$74,689		—	$984,448
Net claims and claim expenses incurred	440,900	40,598		—	481,498
Acquisition expenses	105,437	36,179		—	141,616
Operational expenses	81,797	12,617		—	94,414

Underwriting income (loss)	$281,625	$(14,705)		—	266,920

Net investment income				13,879	13,879
Net foreign exchange gains				2,600	2,600
Equity in earnings of other ventures				13,603	13,603
Other income				5,486	5,486
Net realized and unrealized gains on fixed maturity investments				11,462	11,462
Net other-than-temporary impairments				(214,897)	(214,897)
Corporate expenses				(24,293)	(24,293)
Interest expense				(24,633)	(24,633)

Income from continuing operations before taxes					50,127
Income tax benefit				180	180
Income from discontinued operations				33,846	33,846
Net income attributable to redeemable noncontrolling interest – DaVinciRe				(55,133)	(55,133)
Dividends on preference shares				(42,300)	(42,300)

Net loss attributable to RenaissanceRe common shareholders					$(13,280)

Net claims and claim expenses incurred – current accident year	$629,022	$49,361			$678,383
Net claims and claim expenses incurred – prior accident years	(188,122)	(8,763)			(196,885)

Net claims and claim expenses incurred – total	$440,900	$40,598			$481,498

Net claims and claim expense ratio – current accident year	69.1%	66.1%			68.9%
Net claims and claim expense ratio – prior accident years	(20.6%)	(11.7%)			(20.0%)

Net claims and claim expense ratio – calendar year	48.5%	54.4%			48.9%
Underwriting expense ratio	20.5%	65.3%			24.0%

Combined ratio	69.0%	119.7%			72.9%

(1)	Represents premium ceded from the Insurance segment to the Reinsurance segment.

NOTE 20.    STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan

The Company has a stock incentive plan (the “2001 Stock Incentive Plan”) under which all employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company’s 2001 Stock Incentive Plan allows for the purchase of the Company’s common shares at a price that is equal to the fair market value of the Company’s common shares as of the grant effective date. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and generally expire ten years from the date of grant. Restricted common shares are granted periodically by the Board of Directors and generally vest ratably over a four year period. In addition, awards granted under the Company’s prior 1993 stock incentive plan remain outstanding, with terms similar to the 2001 Stock Incentive Plan. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to the Company’s non-employee directors.

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

Premium Option Plan

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

2010 Cash Settled Restricted Stock Unit Plan

In 2010, the Company instituted a restricted stock unit plan (the “2010 Cash Settled Restricted Stock Unit Plan”) allowing for the issuance of equity awards in the form of restricted stock units which will, subject to vesting requirements consistent with those utilized by the Company in respect of restricted shares, be settled in cash. Restricted stock units are liability awards with fair value measurement based on the market price of RenaissanceRe common stock at the end of each reporting period. Restricted share units are granted periodically by the Board of Directors and generally vest ratably over a four year period. During 2010, there were 900,000 restricted stock units reserved under the 2010 Restricted Stock Unit Plan.

2010 Performance-Based Equity Incentive Plan

In May 2010, the Company’s shareholders approved the 2010 Performance-Based Equity Incentive Plan (“2010 Performance Plan”) under which 750,000 shares have been reserved (the “Performance Shares”). The Compensation Committee determined that, beginning in 2010 with the Company’s annual target-level incentive award grant cycle, 25% of the annual equity incentive award grants to each member of the Company’s Executive Committee, which includes our Named Executive Officers excluding the Chief Executive Officer (“CEO”), will be subject to vesting conditions based on both continued service and the attainment of pre-established performance goals. If performance goals are achieved, the performance shares will vest up to a maximum of 250% of target. These grants vest ratably over a period of three years and are based on annual performance periods. The Performance Shares have a market condition which is the Company’s total shareholder return relative to its peer group. Total shareholder return is based on the average closing share price over the 20 trading days preceding and including the start and end of the performance period.

The CEO received 100% of a special retention award in the form of Performance Shares in 2010. If performance goals are achieved, the Performance Shares for the CEO will vest up to a maximum of 175% of target. This grant vests over a period of four years and is based on annual performance periods.

The fair value of the Performance Shares is measured on the date of grant using a Monte Carlo simulation model which requires the same inputs underlying the Black-Scholes methodology, that being: share price; expected volatility; expected dividend yield; and risk-free interest rates, as shown in the table below. The total cost of the Performance Shares is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model. The Company recognizes cost equal to fair value per Performance Share multiplied by the target number of Performance Shares on the grant date. The cost is then recognized over the requisite service period.

Valuation Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average-assumptions for all awards issued in each respective year:

	Performance Shares	Option Grants
Year ended December 31,	2010 (1)	2010 (2)	2009 (2)	2008
Expected volatility	36%	n/a	n/a	21%
Expected term (in years)	n/a	n/a	n/a	5
Expected dividend yield	2.0%	n/a	n/a	1.7%
Risk-free interest rate	0.19% – 2.47%	n/a	n/a	2.5%

(1)	The risk-free interest rate applied is specific to each tranche of Performance Shares.

(2)	The Company did not grant any stock option awards during the years ended December 31, 2010 and 2009.

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

Summary of Stock Compensation Activity

The following is a summary of activity under the Company’s existing stock compensation plans for the years ending December 31, 2008, 2009 and 2010, respectively:

2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices

Balance, December 31, 2007	3,972,648	$40.57			$77,749.2	$0.01 – $59.66

Options granted	800,230	$53.69	$9.94			$50.71 – $53.86
Options forfeited	(56,457)	49.23
Options expired	(145,124)	52.78
Options exercised	(564,564)	25.18			$9,946.6

Balance, December 31, 2008	4,006,733	$44.79		6.6	$29,583.4	$11.92 – $59.66

Options granted	—	$—	$—			$—
Options forfeited	(7,616)	51.26
Options expired	—	—
Options exercised	(426,138)	31.03			$8,283.9

Balance, December 31, 2009	3,572,979	$46.42		5.9	$24,891.0	$12.40 – $59.66

Options granted	—	$—	$—			$—
Options forfeited	(35,942)	54.11
Options expired	(42,029)	53.86
Options exercised	(653,673)	41.77			$10,490.5

Balance, December 31, 2010	2,841,335	$47.28		4.8	$46,616.3	$33.85 – $59.66

Total options exercisable at
December 31, 2010	2,437,990	$46.34		4.5	$42,300.4	$36.54 – $59.66

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2007 (1)	3,774,000	$82.34			$—	$73.06 – $98.98

Options granted	—	$—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2008 (1)	3,774,000	$82.34			$—	$73.06 – $98.98

Options granted	—	$—
Options forfeited	(2,500,000)	86.61
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2009 (1)	1,274,000	$73.96			$—	$73.06 – $74.24

Options granted	—	$—
Options forfeited	(82,000)	74.24
Options expired	—	—
Options exercised	—	—

Balance, December 31, 2010 (1)	1,192,000	$73.94			$—	$73.06 – $74.24

Total options exercisable at December 31, 2010 (1)	1,192,000	$73.94		3.2	$—	$73.06 – $74.24

(1)	The Premium Option Plan was terminated, as to new issuances, at the August 2007 Board of Directors meeting and consequently, the shares available for grant under the plan are zero.

2010 Cash Settled Restricted Stock Unit Plan and 2010 Performance-Based Equity Incentive Plan

	Cash Settled Restricted Stock Unit Plan	Performance Shares

	Number of shares	Number of shares	Weighted average grant- dated fair value
Nonvested at December 31, 2009	—	—	$—
Awards granted	386,235	275,813	$29.47
Awards vested	—	—	—
Awards forfeited	(14,447)	—	—

Nonvested at December 31, 2010	371,788	275,813	$29.47

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock

	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value
Nonvested at December 31, 2007	863,132	$47.11	45,203	$48.65	908,335	$47.19

Awards granted	437,250	$51.19	23,585	$53.00	460,835	$51.28
Awards vested	(358,745)	46.62	(30,479)	48.65	(389,224)	46.78
Awards forfeited	(42,346)	49.61	—	—	(42,346)	49.61

Nonvested at December 31, 2008	899,291	$49.17	38,309	$51.33	937,600	$49.26
Awards granted	919,481	$44.67	24,981	$44.03	944,462	$44.65
Awards vested	(447,614)	47.53	(18,675)	49.98	(466,289)	47.63
Awards forfeited	(22,364)	49.25	—	—	(22,364)	49.25

Nonvested at December 31, 2009	1,348,794	$46.64	44,615	$47.81	1,393,409	$46.68

Awards granted	284,873	$55.80	23,327	$56.15	308,200	$55.83
Awards vested	(561,086)	46.81	(25,134)	49.46	(586,220)	46.92
Awards forfeited	(68,155)	49.89	—	—	(68,155)	49.89

Nonvested at December 31, 2010	1,004,426	$48.93	42,808	$51.38	1,047,234	$49.03
Shares available for issuance under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan, 2010 Performance Share Plan and 2010 Restricted Stock Unit Plan totaled 2.8 million at December 31, 2010. The total fair value of shares vested during the year ended December 31, 2010 was $32.5 million (2009 – $21.5 million, 2008 – $18.6 million). Cash in the amount of $1.1 million was received from employees as a result of employee stock option exercises during the year ended December 31, 2010 (2009 – $5.0 million, 2008 – $3.0 million). In connection with these exercises, there was no tax benefit realized by the Company. The Company issues new shares upon the exercise of an option.

The total stock compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2010 was $33.8 million (2009 – $35.6 million, 2008 – $24.6 million). As of December 31, 2010, there was $45.0 million of total unrecognized compensation cost related to restricted stock awards, $16.6 million related to restricted stock units and $1.3 million related to stock options expense which will be recognized during the next 2.3, 3.0 years and 0.8 years, respectively.

All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $3.2 million to its defined contribution pension plans in 2010 (2009 – $2.3 million, 2008 – $1.7 million).

NOTE 21.    STATUTORY REQUIREMENTS

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (the “Insurance Act”), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2010, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.3 billion (2009 – $3.3 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $483.3 million (2009 – $525.0 million). In addition, Renaissance Reinsurance and DaVinci are restricted as to the payment of dividends in the amount of 25% of the prior year’s statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2010, Renaissance Reinsurance and DaVinci declared aggregate cash dividends of $513.1 million (2009 – $781.8 million) and $3.1 million (2009 – $4.1 million), respectively.

Under the Insurance Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a standard mathematical model designed to give the Bermuda Monetary Authority (“BMA”) more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The Company is currently completing the 2010 BSCR for Renaissance Reinsurance and DaVinci which must be filed with the BMA on or before April 30, 2011, and at this time believes both companies will exceed the target level of required capital.

Under the Act, Glencoe is classified as a Class 3A insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum amount of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. During 2010, Glencoe declared aggregate cash dividends and returned capital of $nil and $nil, respectively (2009 – $nil and $124.0 million, respectively).

The statutory capital of Syndicate 1458, known as Funds at Lloyd’s (the “FAL”), is currently calculated using the internal Lloyd’s risk-based capital model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At December 31, 2010, the FAL requirement set by Lloyd’s for Syndicate 1458 is £60.7 million based on its business plan, approved on November 2010 (2009 – £47.6 million based on its business plan, approved October 2009). Actual FAL posted for Syndicate 1458 at December 31, 2010 by RenaissanceRe CCL, is £64.6 million, supported 100% by letters of credit (2009 – £61.0 million). Effective January 1, 2013, Syndicate 1458’s capital requirements are expected to be driven by Solvency II requirements.

NOTE 22.    DERIVATIVE INSTRUMENTS

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

The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At December 31,	2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other assets	$2,459	Other assets	$862
Foreign currency forward contracts (1)	Other assets	6,341	Other assets	—
Foreign currency forward contracts (2)	Other assets	—	Other assets	3,292
Foreign currency forward contracts (3)	Other assets	—	Other assets	49
Credit default swaps	Other assets	3,064	Other assets	—
Energy and weather contracts (4)	Other assets	17,925	Other assets	17,006
Platinum warrant	Other assets	44,925	Other assets	34,871

Total		$74,714		$56,080

	Derivative Liabilities
At December 31,	2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other liabilities	$719	Other liabilities	$143
Foreign currency forward contracts (1)	Other liabilities	—	Other liabilities	776
Foreign currency forward contracts (2)	Other liabilities	3,141	Other liabilities	—
Foreign currency forward contracts (3)	Other liabilities	44	Other liabilities	—
Credit default swaps	Other liabilities	—	Other liabilities	549
Energy and weather contracts (4)	Other liabilities	15,013	Other liabilities	25,086

Total		$18,917		$26,554

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

(4)	Included in other assets is $21.7 million of derivative assets (2009 – $22.7 million) and $3.7 million of derivative liabilities (2009 – $5.7 million). Included in other liabilities is $9.9 million of derivative assets (2009 – $55.9 million) and $24.9 million of derivative liabilities (2009 – $81.0 million).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2010	2009	2008

Interest rate futures	Net investment income	$(9,124)	$5,173	$12,391
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	4,242	(86)	(21,366)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	20,111	(6,400)	5,784
Foreign currency forward contracts (3)	Net foreign exchange (losses) gains	498	(485)	62
Credit default swaps	Other income	1,265	312	1,148
Energy and weather contracts	Other income	28,976	52,294	33,681
Platinum warrant	Other income	10,054	4,958	(538)

Total		$56,022	$55,766	$31,162

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At December 31, 2010, the Company had $2.2 billion of notional long positions and $209.1 million of notional short positions of primarily Eurodollar and U.S. Treasury and non-U.S. dollar futures contracts (2009 – $826.9 million and $46.5 million, respectively). The fair value of these derivatives is determined using exchange traded prices.

Foreign Currency Derivatives

The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in the Company’s consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale and non-monetary assets and liabilities, are recognized currently in the Company’s consolidated statements of operations.

Underwriting Operations Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At December 31, 2010, the Company had outstanding underwriting related foreign currency contracts of $42.0 million in long positions and $188.1 million in short positions, denominated in U.S. dollars (2009 – $81.0 million and $81.0 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange losses in its consolidated statements of operations. At December 31, 2010, the Company had outstanding investment portfolio related foreign currency contracts of

$69.2 million in long positions and $281.0 million in short positions, denominated in U.S. dollars (2009 – $95.2 million and $316.7 million, respectively).

Energy and Risk Operations Related Foreign Currency Contracts

The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. At December 31, 2010, the total notional amount in U.S. dollars of the Company’s energy and risk management operations related to foreign currency contracts was $10.0 million (2009 – $13.0 million).

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and prepaid reinsurance premiums. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume credit risk. The fair value of the credit derivatives is determined using industry valuation models. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2010, the Company had outstanding credit derivatives of $15.0 million in long positions and $118.0 million in short positions, denominated in U.S. dollars (2009 – $15.3 million and $18.0 million, respectively).

Energy and Weather-Related Derivatives

The Company transacts in certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and such contracts are frequently seasonal in nature.

The Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities at December 31, 2010 and 2009.

	Quantity (1)
Year ended December 31,	2010	2009	Unit of measurement

Energy	136,767,119	46,014,916	One million British thermal units (“MMBTUs”)
Temperature	5,419,846	3,590,254	$ per Degree Day Fahrenheit
Agriculture	260,000	6,325,000	Bushels
Temperature	—	1,786,800	$ per Event
Precipitation	—	200,000	$ per Event
Power	—	16,081,200	$ per Event

(1)	Represents the sum of gross long and gross short derivative contracts.

At December 31, 2010, RenaissanceRe had provided guarantees in the amount of $243.0 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Platinum Warrant

The Company held a warrant, which expires on October 30, 2012, to purchase up to 2.5 million common shares of Platinum for $27.00 per share. The Company has recorded its investment in the Platinum warrant at fair value. The fair value of the warrant is estimated using either the Black-Scholes option pricing model or the in-the-money value, the greater of which the Company considers the best estimate of the exit value of the warrant. On January 20, 2011, the Company sold its warrant to Platinum for an aggregate of $47.9 million.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2010.

NOTE 23.    COMMITMENTS AND CONTINGENCIES

CONCENTRATION OF CREDIT RISK

Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2010. See “Note 8. Ceded Reinsurance”, for information with respect to reinsurance recoverable.

EMPLOYMENT AGREEMENTS

The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for, among other things, severance payments under certain circumstances, as well as accelerated vesting of options and restricted stock grants, upon a change in control, as defined therein and by the Company’s 2001 Stock Incentive Plan, Premium Option Plan and 2010 Performance-Based Equity Incentive Plan.

STOCK PURCHASE AGREEMENT

Pursuant to the Stock Purchase Agreement, as discussed in “Note. 3 Discontinued Operations”, the Company is subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010. Subsequent to the post-closing review, the Company is liable to pay, or otherwise reimburse QBE amounts up to $10.0 million for net adverse development on prior accident years net claims and claim expenses. Conversely, if prior accident years net claims and claim expenses experience net favorable development, QBE is liable to pay, or otherwise reimburse the Company amounts up to $10.0 million.

LETTERS OF CREDIT AND OTHER COMMITMENTS

At December 31, 2010, the Company’s banks have issued letters of credit of approximately $591.5 million in favor of certain ceding companies. In connection with the Company’s Top Layer Re joint venture, the Company has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s principal letter of credit facility contains certain financial covenants.

At December 31, 2010, the Company has provided guarantees in the amount of $243.0 million to certain counterparties of the weather and energy risk management operations of Renaissance Trading.

On April 29, 2009, Renaissance Reinsurance entered into a Master Reimbursement Agreement (the “Reimbursement Agreement”) and a Pledge Agreement (the “Pledge Agreement”) with Citibank Europe PLC (“CEP”). The Reimbursement Agreement provides for the issuance and renewal of letters of credit by CEP from time to time in its sole discretion, which are used to support business written by Syndicate 1458, described above. Letter of credit fees will be payable pursuant to the terms of the Reimbursement Agreement. Two letters of credit in the amount of $109.5 million and £25.0 million, respectively, were issued by CEP on April 29, 2009, having an expiration date of December 31, 2013. At December 31, 2010, these letters of credit amounted to $74.3 million and £15.0 million, respectively. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge and maintain certain securities with a collateral value equal to 75% of the aggregate amount of the then outstanding letters of credit. In respect of the 25% unsecured portion, Renaissance Reinsurance is required to comply with certain financial covenants, including maintaining a certain minimum financial strength rating, minimum net worth, and a maximum consolidated debt to capital ratio for the consolidated group. In the event Renaissance Reinsurance is unable to satisfy any of these financial covenants, it will be required to pledge additional collateral in respect of the unsecured portion.

PRIVATE EQUITY AND INVESTMENT COMMITMENTS

The Company has committed capital to private equity partnerships and other entities of $699.7 million, of which $488.5 million has been contributed at December 31, 2010. The Company’s remaining commitments to these funds at December 31, 2010 totaled $210.8 million. These commitments do not have a defined contractual commitment date.

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

OPERATING LEASES

The Company and its subsidiaries lease office space under operating leases which expire at various dates through 2019. Future minimum lease payments under existing operating leases are expected to be as follows:

Year ended December 31, 2010	Minimum lease payments

2011	$8,834
2012	7,506
2013	6,054
2014	4,857
2015	4,196
After 2015	4,786

$36,233

CAPITAL LEASES

The Company’s capital leases primarily related to office space in Bermuda which the Company commenced making lease payments on in July 2008. The initial lease term is for 20 years, with a bargain renewal option for an additional 30 years.

The future minimum lease payments of the Company’s capital leases are detailed below, and relate principally to the transaction noted above, excluding the bargain renewal option.

Year ended December 31, 2010	Minimum lease payments

2011	$2,892
2012	2,892
2013	2,893
2014	2,892
2015	2,735
After 2015	33,431

$47,735

LITIGATION

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

NOTE 24.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues
Gross premiums written	$516,011	$547,783	$506,540	$555,267	$111,543	$125,606	$31,201	$225

Net premiums written	$407,159	$426,585	$329,334	$382,166	$82,307	$35,158	$30,165	$(5,576)
(Increase) decrease in unearned premiums	(156,506)	(183,957)	(117,163)	(145,011)	130,048	171,164	159,577	201,675

Net premiums earned	250,653	242,628	212,171	237,155	212,355	206,322	189,742	196,099
Net investment income	65,709	41,082	26,173	112,567	59,570	105,231	52,503	59,299
Net foreign exchange (losses) gains	(11,342)	(10,155)	(609)	(4,162)	(529)	1,556	(4,646)	(862)
Equity in earnings (losses) of other ventures	2,156	1,736	3,160	5,432	(6,740)	4,331	(10,390)	(523)
Other (loss) income	(6,191)	(13,314)	(3,742)	(2,422)	25,021	11,368	26,032	6,166
Net realized and unrealized gains on fixed maturity investments	48,200	22,398	70,051	18,889	92,342	16,911	(66,149)	35,481
Total other-than-temporary impairments	(33)	(18,991)	(798)	(5,289)	—	(1,408)	—	(1,280)
Portion recognized in other comprehensive income, before taxes	—	—	2	3,456	—	1,062	—	—

Net other-than-temporary impairments	(33)	(18,991)	(796)	(1,833)	—	(346)	—	(1,280)

Total revenues	349,152	265,384	306,408	365,626	382,019	345,373	187,092	294,380

Expenses
Net claims and claim expenses incurred	97,340	26,664	(18,803)	(36,924)	77,936	(15,607)	(27,128)	(44,831)
Acquisition costs	26,435	26,989	23,580	28,037	26,143	22,608	18,803	26,516
Operational expenses	45,150	32,379	38,040	39,599	36,970	37,862	45,882	43,712
Corporate expenses	5,309	6,302	4,493	6,063	5,590	(4,600)	4,744	4,893
Interest expense	3,156	4,136	6,206	4,200	6,164	3,748	6,303	3,027

Total expenses	177,390	96,470	53,516	40,975	152,803	44,011	48,604	33,317

Income from continuing operations before taxes	171,762	168,914	252,892	324,651	229,216	301,362	138,488	261,063
Income tax benefit (expense)	2,963	(458)	958	(2,119)	2,399	(5,226)	(196)	(2,228)

Income from continuing operations	174,725	168,456	253,850	322,532	231,615	296,136	138,292	258,835
Net income (loss) from discontinued operations	11,447	(25,122)	18,881	8,874	21,234	10,761	11,108	12,187

Net income	186,172	143,334	272,731	331,406	252,849	306,897	149,400	271,022
Net income attributable to noncontrolling interests	(10,550)	(35,475)	(51,915)	(49,652)	(37,524)	(37,694)	(16,432)	(48,680)

Net income attributable to RenaissanceRe	175,622	107,859	220,816	281,754	215,325	269,203	132,968	222,342
Dividends on preference shares	(10,575)	(10,575)	(10,575)	(10,575)	(10,575)	(10,575)	(10,393)	(10,575)

Net income available to RenaissanceRe common shareholders	$165,047	$97,284	$210,241	$271,179	$204,750	$258,628	$122,575	$211,767

Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$2.55	$1.98	$3.35	$4.20	$3.33	$3.97	$2.04	$3.21
Income (loss) from discontinued operations available to RenaissanceRe common shareholders per common share – basic	0.20	(0.41)	0.34	0.15	0.40	0.18	0.21	0.20

Net income available to RenaissanceRe common shareholders per common share – basic	$2.75	$1.57	$3.69	$4.35	$3.73	$4.15	$2.25	$3.41

Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$2.54	$1.98	$3.32	$4.18	$3.31	$3.94	$2.02	$3.18
Income (loss) from discontinued operations available to RenaissanceRe common shareholders per common share – basic	0.19	(0.41)	0.34	0.14	0.39	0.18	0.21	0.20

Net income available to RenaissanceRe common shareholders per common share – diluted	$2.73	$1.57	$3.66	$4.32	$3.70	$4.12	$2.23	$3.38

Average shares outstanding – basic	58,407	60,635	55,538	60,963	53,467	60,898	53,166	60,604
Average shares outstanding – diluted	58,887	60,989	56,044	61,322	53,965	61,367	53,667	61,161

Net claims and claim expense ratio	38.8%	11.0%	(8.9%)	(15.6%)	36.7%	(7.6%)	(14.3%)	(22.9%)
Underwriting expense ratio	28.6%	24.5%	29.1%	28.6%	29.7%	29.3%	34.1%	35.9%

Combined ratio	67.4%	35.5%	20.2%	13.0%	66.4%	21.7%	19.8%	13.0%

NOTE 25.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES

The following tables present condensed consolidating balance sheets at December 31, 2010 and 2009, condensed consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008, and condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009, and 2008, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.

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

Condensed Consolidating Balance Sheet December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated

Assets
Total investments	$517,640	$12,560	$5,570,012	$—	$6,100,212
Cash and cash equivalents	3,414	3,940	270,384	—	277,738
Investments in subsidiaries	3,533,266	140,923	—	(3,674,189)	—
Due from subsidiaries and affiliates	145,298	—	—	(145,298)	—
Premiums receivable	—	—	322,080	—	322,080
Prepaid reinsurance premiums	—	—	60,643	—	60,643
Reinsurance recoverable	—	—	101,711	—	101,711
Accrued investment income	3,720	5	30,835	—	34,560
Deferred acquisition costs	—	—	35,648	—	35,648
Other assets	139,654	2,307	318,077	(126,499)	333,539
Assets of discontinued operations held for sale	—	872,147	—	—	872,147

Total assets	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,257,843	$—	$1,257,843
Unearned premiums	—	—	286,183	—	286,183
Debt	377,512	374,196	200,000	(402,553)	549,155
Amounts due to subsidiaries and affiliates	—	843	—	(843)	—
Reinsurance balances payable	—	—	318,024	—	318,024
Other liabilities	29,155	22,623	379,915	—	431,693
Liabilities of discontinued operations held for sale	—	598,511	—	—	598,511

Total liabilities	406,667	996,173	2,441,965	(403,396)	3,441,409

Redeemable noncontrolling interest – DaVinciRe	—	—	757,655	—	757,655
Shareholders’ Equity
Total shareholders’ equity	3,936,325	35,709	3,509,770	(3,542,590)	3,939,214

Total liabilities, noncontrolling interests and shareholders’ equity	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet December 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated

Assets
Total investments	$484,560	$410	$5,530,289	$—	$6,015,259
Cash and cash equivalents	15,206	7,606	180,300	—	203,112
Investments in subsidiaries	3,310,916	104,431	—	(3,415,347)	—
Due from subsidiaries and affiliates	182,565	—	—	(182,565)	—
Premiums receivable	—	—	323,672	—	323,672
Prepaid reinsurance premiums	—	—	76,096	—	76,096
Reinsurance recoverable	—	—	84,099	—	84,099
Accrued investment income	1,727	—	28,802	—	30,529
Deferred acquisition costs	—	—	39,068	—	39,068
Other assets	17,199	—	210,837	(4,866)	223,170
Assets of discontinued operations held for sale	—	931,207	—	—	931,207

Total assets	$4,012,173	$1,043,654	$6,473,163	$(3,602,778)	$7,926,212

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,344,433	$—	$1,344,433
Unearned premiums	—	—	317,592	—	317,592
Debt	124,000	80,000	200,000	(104,000)	300,000
Amounts due to subsidiaries and affiliates	12,522	1,155	—	(13,677)	—
Reinsurance balances payable	—	—	384,361	—	384,361
Other liabilities	34,865	15,138	236,749	—	286,752
Liabilities of discontinued operations held for sale	—	665,641	—	—	665,641

Total liabilities	171,387	761,934	2,483,135	(117,677)	3,298,779

Redeemable noncontrolling interest – DaVinciRe	—	—	786,647	—	786,647
Shareholders’ Equity
Total shareholders’ equity	3,840,786	281,720	3,203,381	(3,485,101)	3,840,786

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,012,173	$1,043,654	$6,473,163	$(3,602,778)	$7,926,212

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the year ended December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$864,921	$—	$864,921
Net investment income	16,101	914	186,981	(41)	203,955
Net foreign exchange losses	(523)	—	(16,603)	—	(17,126)
Equity in losses of other ventures	—	—	(11,814)	—	(11,814)
Other income	631	—	40,489	—	41,120
Net realized and unrealized gains (losses) on fixed maturity investments	10,107	(2,432)	136,769	—	144,444
Net other-than-temporary impairments	—	—	(829)	—	(829)

Total revenues	26,316	(1,518)	1,199,914	(41)	1,224,671

Expenses
Net claims and claim expenses incurred	—	—	129,345	—	129,345
Acquisition expenses	—	—	94,961	—	94,961
Operational expenses	(3,819)	5,014	164,847	—	166,042
Corporate expenses	13,022	199	6,915	—	20,136
Interest expense	15,464	14,518	1,510	(9,663)	21,829

Total expenses	24,667	19,731	397,578	(9,663)	432,313

Income (loss) before equity in net income (loss) of subsidiaries and taxes	1,649	(21,249)	802,336	9,622	792,358
Equity in net income (loss) of subsidiaries	744,492	(66,323)	—	(678,169)	—

Income (loss) from continuing operations before taxes	746,141	(87,572)	802,336	(668,547)	792,358
Income tax (expense) benefit	(1,410)	20,733	(13,199)	—	6,124

Income (loss) from continuing operations	744,731	(66,839)	789,137	(668,547)	798,482
Income from discontinued operations	—	62,670	—	—	62,670

Net income (loss)	744,731	(4,169)	789,137	(668,547)	861,152
Net income attributable to noncontrolling interests	—	—	(116,421)	—	(116,421)

Net income (loss) attributable to RenaissanceRe	744,731	(4,169)	672,716	(668,547)	744,731
Dividends on preference shares	(42,118)	—	—	—	(42,118)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$702,613	$(4,169)	$672,716	$(668,547)	$702,613

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the year ended December 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$882,204	$—	$882,204
Net investment income	11,360	14	306,805	—	318,179
Net foreign exchange losses	(120)	—	(13,503)	—	(13,623)
Equity in earnings of other ventures	—	—	10,976	—	10,976
Other income	516	—	1,282	—	1,798
Net realized and unrealized gains on fixed maturity investments	3,010	—	90,669	—	93,679
Net other-than-temporary impairments	(904)	—	(21,546)	—	(22,450)

Total revenues	13,862	14	1,256,887	—	1,270,763

Expenses
Net claims and claim expenses incurred	—	—	(70,698)	—	(70,698)
Acquisition expenses	—	—	104,150	—	104,150
Operational expenses	(6,962)	233	153,319	6,962	153,552
Corporate expenses	8,090	52	4,516	—	12,658
Interest expense	9,306	9,073	(3,268)	—	15,111

Total expenses	10,434	9,358	188,019	6,962	214,773

Income (loss) before equity in net income of subsidiaries and taxes	3,428	(9,344)	1,068,868	(6,962)	1,055,990
Equity in net income of subsidiaries	877,730	157	—	(877,887)	—

Income (loss) from continuing operations before taxes	881,158	(9,187)	1,068,868	(884,849)	1,055,990
Income tax benefit (expense)	—	3,634	(13,665)	—	(10,031)

Income (loss) from continuing operations	881,158	(5,553)	1,055,203	(884,849)	1,045,959
Income from discontinued operations	—	6,700	—	—	6,700

Net income	881,158	1,147	1,055,203	(884,849)	1,052,659
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(171,501)	—	(171,501)

Net income attributable to RenaissanceRe	881,158	1,147	883,702	(884,849)	881,158
Dividends on preference shares	(42,300)	—	—	—	(42,300)

Net income available to RenaissanceRe common shareholders	$838,858	$1,147	$883,702	$(884,849)	$838,858

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the year ended December 31, 2008	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$984,448	$—	$984,448
Net investment (loss) income	(1,745)	201	15,423	—	13,879
Net foreign exchange (losses) gains	(38)	—	2,638	—	2,600
Equity in earnings of other ventures	—	—	13,603	—	13,603
Other (loss) income	(4,634)	—	10,120	—	5,486
Net realized and unrealized gains on fixed maturity investments	701	—	10,761	—	11,462
Net other-than-temporary impairments	(4,578)	—	(210,319)	—	(214,897)

Total revenues	(10,294)	201	826,674	—	816,581

Expenses
Net claims and claim expenses incurred	—	—	481,498	—	481,498
Acquisition expenses	—	—	141,616	—	141,616
Operational expenses	(8,733)	49	100,049	3,049	94,414
Corporate expenses	20,885	—	3,408	—	24,293
Interest expense	14,613	3,577	6,443	—	24,633

Total expenses	26,765	3,626	733,014	3,049	766,454

(Loss) income before equity in net income (loss) of subsidiaries and taxes	(37,059)	(3,425)	93,660	(3,049)	50,127
Equity in net income (loss) of subsidiaries	66,079	(33,447)	33,846	(66,478)	—

Income (loss) from continuing operations before taxes	29,020	(36,872)	127,506	(69,527)	50,127
Income tax benefit (expense)	—	1,118	(938)	—	180

Income (loss) from continuing operations	29,020	(35,754)	126,568	(69,527)	50,307
Income from discontinued operations	—	33,846	—	—	33,846

Net income (loss)	29,020	(1,908)	126,568	(69,527)	84,153
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(55,133)	—	(55,133)

Net income (loss) attributable to RenaissanceRe	29,020	(1,908)	71,435	(69,527)	29,020
Dividends on preference shares	(42,300)	—	—	—	(42,300)

Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(13,280)	$(1,908)	$71,435	$(69,527)	$(13,280)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(112,852)	$(7,561)	$615,133	$494,720

Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of investments available for sale	37,457	244,147	3,470,065	3,751,669
Purchases of investments available for sale	(240)	(246,570)	(156,850)	(403,660)
Proceeds from sales and maturities of investments trading	528,662	—	7,266,925	7,795,587
Purchases of investments trading	(610,276)	—	(10,512,547)	(11,122,823)
Net sales (purchases) of short term investments	16,339	(12,150)	(30,941)	(26,752)
Net (purchases) sales of other investments	(3,814)	—	125,879	122,065
Net purchases of investments in other ventures	—	—	(1,915)	(1,915)
Net purchases of other assets	—	—	(5,561)	(5,561)
Dividends and return of capital from subsidiaries	941,878	11,676	(953,554)	—
Contributions to subsidiaries	(301,555)	(47,493)	349,048	—
Due to (from) subsidiary	23,329	(312)	(23,017)	—

Net cash provided by (used in) investing activities	631,780	(50,702)	(472,468)	108,610

Cash flows (used in) provided by financing activities

Dividends paid – RenaissanceRe common shares	(55,936)	—	—	(55,936)
Dividends paid – preference shares	(42,118)	—	—	(42,118)
RenaissanceRe common share repurchases	(448,882)	—	—	(448,882)
Return of additional paid in capital to parent company	—	(239,599)	239,599	—
Net issuance (repayment) of debt	253,512	294,196	(298,662)	249,046
Redemption of 7.30% Series B preference shares	(100,000)	—	—	(100,000)
Third party investment in noncontrolling interest	—	—	3,000	3,000
Third party DaVinciRe share repurchases	(136,702)	—	—	(136,702)

Net cash (used in) provided by financing activities	(530,126)	54,597	(56,063)	(531,592)

Effect of exchange rate changes on foreign currency cash	(594)	—	(409)	(1,003)

Net (decrease) increase in cash and cash equivalents	(11,792)	(3,666)	86,193	70,735
Net decrease in cash and cash equivalents of discontinued operations	—	—	3,891	3,891
Cash and cash equivalents, beginning of year	15,206	7,606	180,300	203,112

Cash and cash equivalents, end of year	$3,414	$3,940	$270,384	$277,738

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by operating activities
Net cash provided by operating activities	$32,589	$2,887	$553,413	$588,889

Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of investments available for sale	518,941	—	9,517,493	10,036,434
Purchases of investments available for sale	(477,412)	—	(10,039,496)	(10,516,908)
Proceeds from sales and maturities of investments trading	22,308	—	38,910	61,218
Purchases of investments trading	(216,676)	—	(628,790)	(845,466)
Net sales of short term investments	61,842	2	1,108,193	1,170,037
Net (purchases) sales of other investments	(81,519)	—	85,513	3,994
Net purchases of investments in other ventures	—	—	(3,000)	(3,000)
Net purchases of other assets	—	—	(19,385)	(19,385)
Net purchases of subsidiaries	—	—	(2,741)	(2,741)
Dividends and return of capital from subsidiaries	838,809	9,304	(848,113)	—
Contributions to subsidiaries	(248,589)	(8,752)	257,341	—
Due (from) to subsidiary	(28,373)	388	27,985	—

Net cash provided by (used in) investing activities	389,331	942	(506,090)	(115,817)

Cash flows used in financing activities

Dividends paid – common shares	(59,740)	—	—	(59,740)
Dividends paid – preference shares	(42,300)	—	—	(42,300)
RenaissanceRe common share repurchases	(50,972)	—	—	(50,972)
Capital contributions	—	4,215	(4,215)	—
Net repayment of debt	(126,000)	(6,000)	(18,000)	(150,000)
Reverse repurchase agreement	—	—	(50,042)	(50,042)
Third party DaVinciRe share repurchases	(132,718)	—	—	(132,718)

Net cash used in financing activities	(411,730)	(1,785)	(72,257)	(485,772)

Effect of exchange rate changes on foreign currency cash	(106)	—	(1,170)	(1,276)

Net increase (decrease) in cash and cash equivalents	10,084	2,044	(26,104)	(13,976)
Net decrease in cash and cash equivalents from discontinued operations	—	—	31,961	31,961
Cash and cash equivalents, beginning of year	5,122	5,562	174,443	185,127

Cash and cash equivalents, end of year	$15,206	$7,606	$180,300	$203,112

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2008	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$39,543	$(6,066)	$512,399	$545,876

Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of investments available for sale	511,628	—	10,891,815	11,403,443
Purchases of investments available for sale	(494,683)	—	(10,282,314)	(10,776,997)
Net sales (purchases) of short term investments	141,486	(24)	(492,256)	(350,794)
Net purchases of other investments	(25,900)	—	(192,363)	(218,263)
Net purchases of investments in other ventures	—	—	(37,372)	(37,372)
Net proceeds from other assets	—	—	6,500	6,500
Net purchases of subsidiaries	—	—	(77,631)	(77,631)
Dividends and return of capital from subsidiaries	403,948	2,450	(406,398)	—
Contributions to subsidiaries	(233,560)	(144,376)	377,936	—
Due to (from) subsidiary	138,377	251	(138,628)	—

Net cash provided by (used in) investing activities	441,296	(141,699)	(350,711)	(51,114)

Cash flows (used in) provided by financing activities

Dividends paid – common shares	(57,850)	—	—	(57,850)
Dividends paid – preference shares	(42,300)	—	—	(42,300)
RenaissanceRe common share repurchases	(428,406)	—	—	(428,406)
Capital contributions	—	74,760	(74,760)	—
Net (repayment) drawdown of debt	150,000	68,000	(69,951)	148,049
Redemption of 7.0% Senior Notes	(150,000)	—	—	(150,000)
Reverse repurchase agreement	—	—	50,000	50,000
Secured asset financing	—	—	(11,500)	(11,500)
Net third party DaVinciRe share repurchases	43,549	—	(100,000)	(56,451)

Net cash (used in) provided by financing activities	(485,007)	142,760	(206,211)	(548,458)

Effect of exchange rate changes on foreign currency cash	—	—	(1,838)	(1,838)

Net decrease in cash and cash equivalents	(4,168)	(5,005)	(46,361)	(55,534)
Net increase in cash and cash equivalents from discontinued operations	—	—	(16,465)	(16,465)
Cash and cash equivalents, beginning of year	9,290	10,567	237,269	257,126

Cash and cash equivalents, end of year	$5,122	$5,562	$174,443	$185,127

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 26.    SUBSEQUENT EVENTS

Subsequent to December 31, 2010 and through February 22, 2011, the Company repurchased 1.6 million of its common shares at an aggregate cost of $103.2 million at an average share price of $65.59.

Effective as of February 15, 2011, the Company reduced its commitments under the Reimbursement Agreement from $1.0 billion to $700.0 million. The reduction was implemented in connection with a reassessment of the future collateral needs of the Account Parties, taking into account, among other things, their access to alternative sources of credit enhancement.

On February 22, 2011, an earthquake with a magnitude of 6.3 on the Richter Scale struck the South Island of New Zealand near Christchurch (the “February 2011 New Zealand earthquake”) causing significant destruction. While reported to have been smaller in magnitude, the epicenter of the February 2011 New Zealand earthquake was both closer to Christchurch and shallower than the 7.1 magnitude earthquake that struck the region on September 4, 2010. Given the magnitude and recent occurrence of this event, there is a lack of data available from industry participants and clients, resulting in significant uncertainty with respect to potential insured losses from this event, and also with respect to the Company’s potential losses from this event.

Due to the preliminary nature of the available information as to the February 2011 New Zealand earthquake and the other factors described above, it is difficult at this time to provide an estimate of the financial impact of this event on the Company. At this time, the Company has not received meaningful loss or claims reports from brokers or clients. Based upon the current publicly available industry preliminary insured loss estimates, market share analysis, the application of the Company’s modeling techniques and a review of the Company’s in-force contracts, the Company’s current preliminary assessment is that the impact of the February 2011 New Zealand earthquake on its financial results (net of reinstatement premiums, retrocessional recoveries and noncontrolling interest) will be significant, and will likely be material. Losses from this event will be recorded in the Company’s first quarter 2011 results.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.

We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 24, 2011 included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2010. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda

February 24, 2011

SCHEDULE I

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31, 2010
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:

Fixed maturity investments
U.S. treasuries	$764,807	$761,461	$761,461
Agencies	216,403	216,963	216,963
Non-U.S. government (Sovereign debt)	181,066	184,387	184,387
FDIC guaranteed corporate	385,991	388,468	388,468
Non-U.S. government-backed corporate	354,726	357,504	357,504
Corporate	1,496,599	1,512,411	1,512,411
Agency mortgage-backed	403,914	401,807	401,807
Non-agency mortgage-backed	30,715	34,149	34,149
Commercial mortgage-backed	211,732	219,440	219,440
Asset-backed	39,038	40,107	40,107

Total fixed maturity investments	$4,084,991	4,116,697	4,116,697

Short term investments		1,110,364	1,110,364
Other investments		787,548	787,548
Investments in other ventures, under equity method		85,603	85,603

Total investments		$6,100,212	$6,100,212

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RENAISSANCERE HOLDINGS LTD.

BALANCE SHEETS

AT DECEMBER 31, 2010 AND 2009

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2010	2009
Assets
Fixed maturity investments trading, at fair value (Amortized cost $254,317 and $183,541 at December 31, 2010 and 2009, respectively)	$258,093	$180,250
Fixed maturity investments available for sale, at fair value (Amortized cost $nil and $35,282 at December 31, 2010 and 2009, respectively)	—	36,960
Short term investments, at fair value	157,952	174,291
Other investments	101,595	93,059

Total investments	517,640	484,560
Cash and cash equivalents	3,414	15,206
Investments in subsidiaries	3,533,266	3,310,916
Due from subsidiaries	23,167	46,496
Dividends due from subsidiaries	122,131	136,069
Accrued investment income	3,720	1,727
Other assets	139,654	17,199

Total Assets	$4,342,992	$4,012,173

Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$377,512	$124,000
Contributions due to subsidiaries	—	12,522
Other liabilities	29,155	34,865

Total Liabilities	406,667	171,387

Shareholders’ Equity
Preference Shares: $1.00 par value – 22,000,000 shares issued and outstanding at December 31, 2010 (2009 – 26,000,000 shares)	550,000	650,000
Common Shares: $1.00 par value – 54,109,840 shares issued and outstanding at December 31, 2010 (2009 – 61,744,857 shares)	54,110	61,745
Accumulated other comprehensive income	19,823	41,438
Retained earnings	3,312,392	3,087,603

Total Shareholders’ Equity	3,936,325	3,840,786

Total Liabilities and Shareholders’ Equity	$4,342,992	$4,012,173

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2010	2009	2008
Revenues
Net investment income (loss)	$16,101	$11,360	$(1,745)
Net foreign exchange losses	(523)	(120)	(38)
Other income (loss)	631	516	(4,634)
Net realized and unrealized gains on fixed maturity investments	10,107	3,010	701
Total other-than-temporary impairments	—	(1,041)	(4,578)
Portion recognized in other comprehensive income, before taxes	—	137	—

Net other-than-temporary impairments	—	(904)	(4,578)

Total revenues	26,316	13,862	(10,294)

Expenses
Interest expense	15,464	9,306	14,613
Operating and corporate expenses	9,203	1,128	12,152

Total expenses	24,667	10,434	26,765

Income (loss) before equity in net income of subsidiaries and taxes	1,649	3,428	(37,059)
Equity in net income of subsidiaries	744,492	877,730	66,079

Income before taxes	746,141	881,158	29,020
Income tax expense	(1,410)	—	—

Net income	744,731	881,158	29,020
Dividends on preference shares	(42,118)	(42,300)	(42,300)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$702,613	$838,858	$(13,280)

SCHEDULE II

RENAISSANCERE HOLDINGS LTD.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(PARENT COMPANY)

(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2010	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$744,731	$881,158	$29,020
Less: equity in net income of subsidiaries	744,492	877,730	66,079

	239	3,428	(37,059)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Net unrealized (gains) losses included in net investment income (loss)	(4,462)	(190)	17,020
Net unrealized (gains) losses included in other income (loss)	(267)	(577)	3,866
Net realized and unrealized gains on fixed maturity investments	(10,107)	(3,010)	(701)
Net other-than-temporary impairments	—	904	4,578
Other	(98,255)	32,034	51,839

Net cash (used in) provided by operating activities	(112,852)	32,589	39,543

Cash flows provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments available for sale	37,457	518,941	511,628
Purchase of fixed maturity investments available for sale	(240)	(477,412)	(494,683)
Proceeds from maturities and sales of fixed maturity investments trading	528,662	22,308	—
Purchase of fixed maturity investments trading	(610,276)	(216,676)	—
Contributions to subsidiaries	(301,555)	(248,589)	(233,560)
Dividends and return of capital from subsidiaries	941,878	838,809	403,948
Net sales of short term investments	16,339	61,842	141,486
Net purchases of other investments	(3,814)	(81,519)	(25,900)
Due to (from) subsidiary	23,329	(28,373)	138,377

Net cash provided by investing activities	631,780	389,331	441,296

Cash flows used in financing activities:
Dividends paid – RenaissanceRe common shares	(55,936)	(59,740)	(57,850)
Dividends paid – preference shares	(42,118)	(42,300)	(42,300)
RenaissanceRe common share repurchases	(448,882)	(50,972)	(428,406)
Redemption of 7.0% Senior Notes	—	—	(150,000)
Redemption of 7.30% Series D preference shares	(100,000)	—	—
Issuance (repayment) of debt	253,512	(126,000)	150,000
Third party DaVinciRe share repurchases	(136,702)	(132,718)	43,549

Net cash used in financing activities	(530,126)	(411,730)	(485,007)

Effect of exchange rate changes on foreign currency cash	(594)	(106)	—

Net (decrease) increase in cash and cash equivalents	(11,792)	10,084	(4,168)
Cash and cash equivalents, beginning of year	15,206	5,122	9,290

Cash and cash equivalents, end of year	$3,414	$15,206	$5,122

SCHEDULE III

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2010			Year ended December 31, 2010
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acqusition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$31,685	$1,130,670	$264,113	$838,790	$—	$113,804	$77,954	$129,990	$809,719
Lloyd’s	3,585	20,031	21,162	50,204	—	25,676	10,784	24,837	61,189
Insurance	378	107,142	908	(24,073)	—	(10,135)	6,223	11,215	(21,943)
Other	—	—	—	—	203,955	—	—	—	—

Total	$35,648	$1,257,843	$286,183	$864,921	$203,955	$129,345	$94,961	$166,042	$848,965

	December 31, 2009			Year ended December 31, 2009
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acqusition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$34,638	$1,175,960	$302,915	$849,725	$—	$(87,639)	$78,848	$139,328	$839,023
Insurance	4,430	168,473	14,677	32,479	—	16,941	25,302	14,224	(690)
Other	—	—	—	—	318,179	—	—	—	—

Total	$39,068	$1,344,433	$317,592	$882,204	$318,179	$(70,698)	$104,150	$153,552	$838,333

	December 31, 2008			Year ended December 31, 2008
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acqusition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$44,855	$1,497,819	$313,374	$909,759	$—	$440,900	$105,437	$81,797	$871,893
Insurance	13,994	260,957	47,310	74,689	—	40,598	36,179	12,617	63,607
Other	—	—	—	—	13,879	—	—	—	—

Total	$58,849	$1,758,776	$360,684	$984,448	$13,879	$481,498	$141,616	$94,414	$935,500

SCHEDULE IV

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

REINSURANCE

(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2010
Property and liability premiums earned	$5,329	$331,783	$1,191,375	$864,921	138%

Year ended December 31, 2009
Property and liability premiums earned	$1,419	$389,768	$1,270,553	$882,204	144%

Year ended December 31, 2008
Property and liability premiums earned	$13,062	$325,276	$1,296,662	$984,448	132%

SCHEDULE VI

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION CONCERNING

PROPERTY/CASUALTY INSURANCE OPERATIONS

(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2010	$35,648	$1,257,843	$—	$286,183	$864,921	$203,955

Year ended December 31, 2009	$39,068	$1,344,433	$—	$317,592	$882,204	$318,179

Year ended December 31, 2008	$58,849	$1,758,776	$—	$360,684	$984,448	$13,879

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2010	$431,476	$(302,131)	$94,961	$233,547	$848,965

Year ended December 31, 2009	$195,518	$(266,216)	$104,150	$234,198	$838,333

Year ended December 31, 2008	$678,383	$(196,885)	$141,616	$525,766	$935,500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.

RenaissanceRe Holdings Ltd.

Exhibits

1.	The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2.	The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3.	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (4)

10.2	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (8)

10.3	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (9)

10.4	Employment Agreement, dated as of June 10, 2009, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (11)

10.5	Amendment No. 1 the Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (9)

10.6	Amended and Restated Employment Agreement, dated as of July 19, 2006, between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (10)

10.7	Separation, Consulting, and Release Agreement, dated January 11, 2010, by and between RenaissanceRe Holdings Ltd. and John D. Nichols, Jr. (9)

10.8	Separation, Consulting, and Release Agreement, dated January 11, 2010, by and between RenaissanceRe Holdings Ltd. and William J. Ashley. (9)

10.9	Sublease Agreement, dated as of July 19, 2006, between Renaissance Reinsurance Ltd. and John D. Nichols, Jr. (10)

10.10	Form of Employment Agreement for Executive Officers. (10)

10.11	Form of Amendment to Employment Agreement for Executive Officers. (13)

10.12	Form of Amendment No. 2 to Employment Agreement for Executive Officers. (7)

10.13	Form of Amendment No. 3 to the Amended and Restated Employment Agreement for Executive Officers. (9)

10.14	Third Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among RenaissanceRe Holdings Ltd., various financial institutions parties thereto, Bank of America, N.A., as LC Issuer and Administrative Agent for the lenders, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, The Bank of New York Mellon and Wachovia Bank, National Association, as Co-Documentation Agents, and Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers. (15)

10.15	First Amendment Agreement to the Third Amended and Restated Credit Agreement, dated as of November 23, 2009, by and among RenaissanceRe Holdings Ltd., the lenders named therein and Bank of America, N.A., as LC Issuer and Administrative Agent for the lenders. (42)

10.16	Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders. (16)

10.17	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of March 9, 2010, among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto and Citibank, N.A., as administrative agent for the lenders. (32)

10.18	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.19	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.20	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.21	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.22	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (40)

10.23	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (37)

10.24	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.25	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (20)

10.26	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.27	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.28	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (22)

10.29	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (23)

10.30	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (22)

10.31	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.32	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.33	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (26)

10.34	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.35	Form of Restricted Stock Grant Agreement for Directors. (5)

10.36	Form of Option Grant Agreement for Directors. (5)

10.37	Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Timicuan Reinsurance Ltd. has become a party to this agreement pursuant to an accession agreement. (27)

10.38	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (29)

10.39	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares. (30)

10.40	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee. (12)

10.41	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003. (14)

10.42	Second Amended and Restated Reimbursement Agreement, dated as of April 27, 2007, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., Wachovia Bank, National Association, as Issuing Bank, Administrative Agent, and Collateral Agent for the Lenders, certain Co-Syndication Agents, ING Bank N.V., as Documentation Agent, and certain Lenders party thereto. (17)

10.43	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.44	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.45	Agreement Regarding Use of Aircraft Interest, dated as of November 17, 2009, by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (42)

10.46	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (42)

10.47	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (42)

10.48	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Issuer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (33)

10.49	First Supplemental Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Insurer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (33)

10.50	Senior Debt Securities Guarantee Agreement, dated as of March 17, 2010, between RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Guarantee Trustee. (33)

10.51	Waiver Agreement, dated as of January 21, 2011, by and among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas, as Trustee. (41)

10.52	Credit Agreement, dated as of April 22, 2010, by and among RenaissanceRe Holdings Ltd., as Borrower, the financial institutions parties thereto, as Lenders, and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (34)

10.53	Amendment, Consent and Waiver to Credit Agreement, dated as of January 18, 2011, by and among RenaissanceRe Holdings Ltd., as Borrower, the financial institutions parties thereto, as Lenders, and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (41)

10.54

Third Amended and Restated Reimbursement Agreement, dated as of April 22, 2010, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the financial institutions parties thereto and Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, National Association, as issuing bank, collateral agent and administrative agent. (34)

10.55	Amendment, Consent and Waiver to Third Amended and Restated Reimbursement Agreement, dated as of January 18, 2011, by and among Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., the financial institutions parties thereto and Wells Fargo Bank, National Association, as issuing bank, collateral agent and administrative agent. (41)

10.56	Second Amended and Restated RIHL Undertaking and Agreement, dated as of April 22, 2010, by RenaissanceRe Investment Holdings Ltd., in favor of Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as Administrative Agent, and the other Lender Parties. (34)

10.57	Form of Letter Agreement with Neill A. Currie. (35)

10.58	Form of Letter Agreement with the Named Executive Officers. (35)

10.59	Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (36)

10.60	Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (36)

10.61	Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (38)

10.62	Insurance Letters of Credit – Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. have each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names. (38)

10.63	Stock Purchase Agreement, dated as of November 18, 2010, by and between RenRe North America Holdings Inc., and QBE Holdings Inc. (39)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2008.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 21, 2006, relating to certain events which occurred on July 19, 2006. Other than with respect to the Percent and Lump Sum Percent (as defined and disclosed in the Form 8-K) and matters such as names and titles, the employment agreements for Messrs. O’Donnell and Ashley are identical to the form filed as Exhibit 10.9.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 15, 2009.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 17, 2001.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 2, 2008.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 31, 2003.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 14, 2009.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2006, relating to certain events which occurred on April 5, 2006.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 3, 2007.

(18)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(24)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 4, 2003.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 8-A, filed with the SEC on December 14, 2006.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 11, 2010.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 27, 2010.

(35)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 11, 2010.

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(38)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 18, 2010.

(40)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Definitive Proxy Statement filed with the Commission on April 8, 2010.

(41)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(42)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.