Form 10-Q
period 2011-03-31
RENAISSANCERE HOLDINGS LTD
filed 2011-04-28
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of April 25, 2011 was 51,744,269.

Total number of pages in this report: 79

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Fixed maturity investments trading, at fair value
(Amortized cost $3,662,417 and $3,859,442 at March 31, 2011 and December 31, 2010, respectively)	$3,678,549	$3,871,780
Fixed maturity investments available for sale, at fair value
(Amortized cost $212,700 and $225,549 at March 31, 2011 and December 31, 2010, respectively)	232,320	244,917
Short term investments, at fair value	1,518,542	1,110,364
Equity investments trading, at fair value	12,707	—
Other investments, at fair value	782,325	787,548
Investments in other ventures, under equity method	78,623	85,603

Total investments	6,303,066	6,100,212
Cash and cash equivalents	252,631	277,738
Premiums receivable	574,547	322,080
Prepaid reinsurance premiums	125,722	60,643
Reinsurance recoverable	324,124	101,711
Accrued investment income	33,580	34,560
Deferred acquisition costs	56,656	35,648
Receivable for investments sold	136,943	99,226
Other secured assets	14,169	14,250
Other assets	176,644	205,373
Goodwill and other intangibles	14,537	14,690
Assets of discontinued operations held for sale	2,481	872,147

Total assets	$8,015,100	$8,138,278

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,070,095	$1,257,843
Unearned premiums	500,165	286,183
Debt	549,178	549,155
Reinsurance balances payable	256,663	318,024
Payable for investments purchased	417,257	195,383
Other secured liabilities	14,000	14,000
Other liabilities	165,717	222,310
Liabilities of discontinued operations held for sale	2,246	598,511

Total liabilities	3,975,321	3,441,409

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	536,717	757,655

Shareholders’ Equity
Preference shares	550,000	550,000
Common shares	51,742	54,110
Accumulated other comprehensive income	19,845	19,823
Retained earnings	2,878,315	3,312,392

Total shareholders’ equity attributable to RenaissanceRe	3,499,902	3,936,325
Noncontrollling interest	3,160	2,889

Total shareholders’ equity	3,503,062	3,939,214

Total liabilities, noncontrolling interest and shareholders’ equity	$8,015,100	$8,138,278

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2010

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Revenues
Gross premiums written	$610,505	$516,011

Net premiums written	$452,575	$407,159
Increase in unearned premiums	(147,034)	(156,506)

Net premiums earned	305,541	250,653
Net investment income	60,281	65,709
Net foreign exchange gains (losses)	660	(11,342)
Equity in (losses) earnings of other ventures	(23,753)	2,156
Other income (loss)	50,145	(6,191)
Net realized and unrealized (losses) gains on investments	(5,214)	48,200
Total other-than-temporary impairments	—	(33)
Portion recognized in other comprehensive income, before taxes	—	—

Net other-than-temporary impairments	—	(33)

Total revenues	387,660	349,152

Expenses
Net claims and claim expenses incurred	628,537	97,340
Acquisition expenses	32,335	26,435
Operational expenses	41,830	45,150
Corporate expenses	2,064	5,309
Interest expense	6,195	3,156

Total expenses	710,961	177,390

(Loss) income from continuing operations before taxes	(323,301)	171,762
Income tax benefit	52	2,963

(Loss) income from continuing operations	(323,249)	174,725
(Loss) income from discontinued operations	(1,526)	11,447

Net (loss) income	(324,775)	186,172
Net loss (income) attributable to noncontrolling interests	85,492	(10,550)

Net (loss) income attributable to RenaissanceRe	(239,283)	175,622
Dividends on preference shares	(8,750)	(10,575)

Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(248,033)	$165,047

(Loss) income from continuing operations (attributable) available to RenaissanceRe common shareholders per common share - basic	$(4.66)	$2.55
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share - basic	(0.03)	0.20

Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share - basic	$(4.69)	$2.75

(Loss) income from continuing operations (attributable) available to RenaissanceRe common shareholders per common share - diluted (1)	$(4.66)	$2.54
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share - diluted (1)	(0.03)	0.19

Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share - diluted (1)	$(4.69)	$2.73

Dividends per common share	$0.26	$0.25

(1)	Earnings per share calculations use average common shares outstanding - basic, when in a net loss position, as required by FASB ASC Topic Earnings per Share.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2011 and 2010

(in thousands of United States Dollars)

(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Preference shares
Balance - January 1	$550,000	$650,000
Repurchase of shares	—	—

Balance - March 31	550,000	650,000

Common shares
Balance - January 1	54,110	61,745
Repurchase of shares	(2,655)	(3,716)
Exercise of options and issuance of restricted stock and awards	287	291

Balance - March 31	51,742	58,320

Additional paid-in capital
Balance - January 1	—	—
Repurchase of shares	546	(14,284)
Change in redeemable noncontrolling interest - DaVinciRe	26	6,125
Exercise of options and issuance of restricted stock and awards	(572)	8,159

Balance - March 31	—	—

Accumulated other comprehensive income
Balance - January 1	19,823	41,438
Change in net unrealized gains on fixed maturity investments available for sale	22	(10,667)

Balance - March 31	19,845	30,771

Retained earnings
Balance - January 1	3,312,392	3,087,603
Net (loss) income	(324,775)	186,172
Net loss (income) attributable to noncontrolling interests	85,492	(10,550)
Repurchase of shares	(172,683)	(185,658)
Dividends on common shares	(13,361)	(14,792)
Dividends on preference shares	(8,750)	(10,575)

Balance - March 31	2,878,315	3,052,200

Noncontrolling interest	3,160	—

Total shareholders’ equity	$3,503,062	$3,791,291

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the three months ended March 31, 2011 and 2010

(in thousands of United States Dollars)

(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010

Comprehensive (loss) income
Net (loss) income	$(324,775)	$186,172
Change in net unrealized gains on fixed maturity investments available for sale	19	(8,929)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—

Comprehensive (loss) income	(324,756)	177,243
Net loss (income) attributable to noncontrolling interests	85,492	(10,550)
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	3	(1,738)

Comprehensive loss (income) attributable to redeemable noncontrolling interest - DaVinciRe	85,495	(12,288)

Comprehensive (loss) income attributable to RenaissanceRe	$(239,261)	$164,955

Disclosure regarding net unrealized gains
Total realized and net unrealized holding (losses) gains on fixed maturity investments available for sale and net other-than-temporary impairments	$(390)	$34,204
Net realized losses (gains) on fixed maturity investments available for sale	412	(44,904)
Net other-than-temporary impairments recognized in earnings	—	33

Change in net unrealized gains on fixed maturity investments available for sale	$22	$(10,667)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010

(in thousands of United States dollars)

(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010

Cash flows (used in) provided by operating activities

Net (loss) income	$(324,775)	$186,172

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Amortization, accretion and depreciation	10,523	13,987
Equity in undistributed losses of other ventures	26,368	10,731
Net realized and unrealized gains on fixed maturity investments	5,214	(48,598)
Net other-than-temporary impairments	—	33
Net unrealized gains included in net investment income	(28,067)	(24,940)
Net unrealized (gains) losses included in other income (loss)	(56,820)	1,419
Change in:
Premiums receivable	(252,467)	77,995
Prepaid reinsurance premiums	(65,079)	(29,984)
Deferred acquisition costs	(21,008)	(12,619)
Reserve for claims and claim expenses, net	589,839	30,812
Unearned premiums	213,982	167,841
Reinsurance balances payable	(61,361)	(140,004)
Other	(42,646)	(2,256)

Net cash (used in) provided by operating activities	(6,297)	230,589

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of fixed maturity investments available for sale	13,997	2,461,565
Purchases of fixed maturity investments available for sale	(13)	(376,820)
Proceeds from sales and maturities of fixed maturity investments trading	1,628,600	812,692
Purchases of fixed maturity investments trading	(1,414,735)	(3,078,390)
Purchases of equity investments trading	(12,108)	—
Net (purchases) sales of short term investments	(249,878)	137,978
Net sales of other investments	38,083	16,101
Net purchases of investments in other ventures	(21,000)	—
Net sales of other assets	47,400	2,729
Net proceeds from sale of discontinued operations held for sale	269,520	—

Net cash provided by (used in) investing activities	299,866	(24,145)

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(13,361)	(14,792)
Dividends paid - preference shares	(8,750)	(10,575)
RenaissanceRe common share repurchases	(174,792)	(203,658)
Third party DaVinciRe share transactions	(124,047)	(123,084)
Issuance of 5.75% Senior Notes	—	249,086

Net cash used in financing activities	(320,950)	(103,023)

Effect of exchange rate changes on foreign currency cash	2,274	(5,364)

Net (decrease) increase in cash and cash equivalents	(25,107)	98,057

Net increase in cash and cash equivalents of discontinued operations	—	(33,890)

Cash and cash equivalents, beginning of period	277,738	203,112

Cash and cash equivalents, end of period	$252,631	$267,279

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. Dollars) (Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. Except as discussed in “Note 2. Discontinued Operations,” and unless otherwise noted, the notes to the consolidated financial statements reflect the Company’s continuing operations.

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

This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

•

On November 18, 2010, the Company entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with QBE Holdings, Inc. (“QBE”) to sell substantially all of its U.S.-based insurance operations including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National Inc. (“Agro National”), its commercial property insurance operations and its claims operations. At December 31, 2010, the Company classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented. On March 4, 2011, the Company and QBE closed the transaction contemplated by the Stock Purchase Agreement. Refer to “Note 2. Discontinued Operations,” for more information. Insurance policies previously written in connection with the Company’s Bermuda-based insurance operations not sold to QBE are included in the Company’s continuing operations and are included in the Company’s Insurance segment.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

NOTE 2.	DISCONTINUED OPERATIONS

U.S.-Based Insurance Operations

On November 18, 2010, the Company entered into a Stock Purchase Agreement with QBE to sell substantially all of its U.S.-based insurance operations, including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National, its commercial property insurance operations and its claims operations. At December 31, 2010, the Company classified the assets and liabilities associated with this transaction as held for sale and the assets and liabilities were recorded at the lower of the carrying value or fair value less costs to sell. The financial results for these operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented.

Consideration for the transaction was book value at December 31, 2010, for the aforementioned businesses, payable in cash at closing and subject to adjustment for certain tax and other items. The transaction closed on March 4, 2011 and net consideration of $269.5 million was received by the Company.

NOTE 3.	CEDED REINSURANCE

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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Three months ended March 31,	2011	2010
(in thousands of U.S. dollars)
Premiums written
Direct	$6,252	$1,493
Assumed	604,253	514,518
Ceded	(157,930)	(108,852)

Net premiums written	$452,575	$407,159

Premiums earned
Direct	$2,482	$561
Assumed	394,535	329,550
Ceded	(91,476)	(79,458)

Net premiums earned	$305,541	$250,653

Claims and claim expenses
Gross claims and claim expenses incurred	$863,323	$134,125
Claims and claim expenses recovered	(234,786)	(36,785)

Net claims and claim expenses incurred	$628,537	$97,340

NOTE 4.	EARNINGS PER SHARE

The Company accounts for its weighted average shares in accordance with FASB ASC Topic Earnings per Share. Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants. In accordance with FASB ASC Topic Earnings per Share, earnings per share calculations use average common shares outstanding – basic, when the Company is in a net loss position for the period.

The following tables set forth the computation of basic and diluted earnings per common share:

Three months ended March 31,	2011	2010
(in thousands of U.S. dollars, except per share data)
Numerator:
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(248,033)	$165,047
Amount allocated to participating common shareholders (1)	6,327	(4,196)

	$(241,706)	$160,851

Denominator (in thousands):
Denominator for basic (loss) income per RenaissanceRe common share -
Weighted average common shares	51,504	58,407

Per common share equivalents of employee stock options and restricted shares	—	480

Denominator for diluted (loss) income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions (2)	51,504	58,887

Basic (loss) income per RenaissanceRe common share	$(4.69)	$2.75

Diluted (loss) income per RenaissanceRe common share (2)	$(4.69)	$2.73

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and for the three months ended March 31, 2011, the 2010 Performance-Based Equity Incentive Plan.
(2)	Earnings per share calculations use average common shares outstanding - basic, when in a net loss position, as required by the FASB ASC Topic Earnings Per Share.

NOTE 5.	DIVIDENDS AND COMMON SHARE REPURCHASES

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.26 per common share to shareholders of record on March 15, 2011.

On February 23, 2011, the Board of Directors approved an increase in the Company’s authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company repurchased 2.7 million shares in open market transactions during the quarter ended March 31, 2011, at an aggregate cost of $174.8 million and at an average share price of $65.84. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

NOTE 6.	SEGMENT REPORTING

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

The Company’s Lloyd’s segment includes reinsurance and insurance business written through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance the Company’s underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses and is managed by the Chief Underwriting Officer Lloyd’s. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458.

The Company’s Insurance segment includes the operations of the Company’s former Insurance segment that were not sold pursuant to the Stock Purchase Agreement with QBE, as discussed in “Note 1. Organization and Basis of Presentation”. The Insurance segment is managed by the Global Chief Underwriting Officer. The Insurance business is written by Glencoe Insurance Ltd. (“Glencoe”). Glencoe is a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

The financial results of the Company’s strategic investments, weather and energy risk management operations and noncontrolling interests are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are the Company’s investments in other ventures, investments unit, corporate expenses and capital servicing costs.

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended March 31, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$573,682	$36,620	$280	$(77)	$—	$610,505

Net premiums written	$423,566	$28,737	$272		—	$452,575

Net premiums earned	$289,429	$15,674	$438		—	$305,541
Net claims and claim expenses incurred	595,404	30,523	2,610		—	628,537
Acquisition expenses	29,792	2,461	82		—	32,335
Operational expenses	32,363	8,972	495		—	41,830

Underwriting loss	$(368,130)	$(26,282)	$(2,749)		—	(397,161)

Net investment income					60,281	60,281
Net foreign exchange gains					660	660
Equity in losses of other ventures					(23,753)	(23,753)
Other income					50,145	50,145
Net realized and unrealized losses on investments					(5,214)	(5,214)
Corporate expenses					(2,064)	(2,064)
Interest expense					(6,195)	(6,195)

Loss from continuing operations before taxes						(323,301)
Income tax benefit					52	52
Loss from discontinued operations					(1,526)	(1,526)
Net loss attributable to noncontrolling interests					85,492	85,492
Dividends on preference shares					(8,750)	(8,750)

Net loss attributable to RenaissanceRe common shareholders						$(248,033)

Net claims and claim expenses incurred - current accident year	$667,362	$29,326	$9			$696,697
Net claims and claim expenses incurred - prior accident years	(71,958)	1,197	2,601			(68,160)

Net claims and claim expenses incurred - total	$595,404	$30,523	$2,610			$628,537

Net claims and claim expense ratio - current accident year	230.6%	187.1%	2.1%			228.0%
Net claims and claim expense ratio - prior accident years	(24.9%)	7.6%	593.8%			(22.3%)

Net claims and claim expense ratio - calendar year	205.7%	194.7%	595.9%			205.7%
Underwriting expense ratio	21.5%	73.0%	131.7%			24.3%

Combined ratio	227.2%	267.7%	727.6%			230.0%

(1)	Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

Three months ended March 31, 2010	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$498,585	$14,024	$4,427	$(1,025)	$—	$516,011

Net premiums written	$388,658	$13,651	$4,850		—	$407,159

Net premiums earned	$243,069	$6,971	$613		—	$250,653
Net claims and claim expenses incurred	98,947	2,587	(4,194)		—	97,340
Acquisition expenses	22,659	1,159	2,617		—	26,435
Operational expenses	34,017	6,134	4,999		—	45,150

Underwriting income (loss)	$87,446	$(2,909)	$(2,809)		—	81,728

Net investment income					65,709	65,709
Net foreign exchange losses					(11,342)	(11,342)
Equity in earnings of other ventures					2,156	2,156
Other loss					(6,191)	(6,191)
Net realized and unrealized gains on fixed maturity investments					48,200	48,200
Net other-than-temporary impairments					(33)	(33)
Corporate expenses					(5,309)	(5,309)
Interest expense					(3,156)	(3,156)

Income from continuing operations before taxes						171,762
Income tax benefit					2,963	2,963
Income from discontinued operations					11,447	11,447
Net income attributable to redeemable noncontrolling interest - DaVinciRe					(10,550)	(10,550)
Dividends on preference shares					(10,575)	(10,575)

Net income available to RenaissanceRe common shareholders						$165,047

Net claims and claim expenses incurred - current accident year	$204,065	$2,686	$2,859			$209,610
Net claims and claim expenses incurred - prior accident years	(105,118)	(99)	(7,053)			(112,270)

Net claims and claim expenses incurred - total	$98,947	$2,587	$(4,194)			$97,340

Net claims and claim expense ratio - current accident year	84.0%	38.5%	466.4%			83.6%
Net claims and claim expense ratio - prior accident years	(43.3%)	(1.4%)	(1,150.6%)			(44.8%)

Net claims and claim expense ratio - calendar year	40.7%	37.1%	(684.2%)			38.8%
Underwriting expense ratio	23.3%	104.6%	1,242.4%			28.6%

Combined ratio	64.0%	141.7%	558.2%			67.4%

(1)	Represents $0.8 million and $0.2 million of gross premiums ceded from the Insurance segment to the Reinsurance segment and from the Reinsurance segment to the Lloyd’s segment, respectively.

NOTE 7.	INVESTMENTS

Fixed Maturity Investments Trading

The following table summarizes the fair value of fixed maturity investments trading:

(in thousands of U.S. dollars)	March 31, 2011	December 31, 2010
U.S. treasuries	$522,006	$761,461
Agencies	278,501	216,963
Non-U.S. government (Sovereign debt)	220,658	157,867
FDIC guaranteed corporate	305,745	388,468
Non-U.S. government-backed corporate	315,240	356,119
Corporate	1,490,329	1,476,029
Agency mortgage-backed securities	412,220	383,403
Non-agency mortgage-backed securities	8,840	5,765
Commercial mortgage-backed securities	121,863	125,705
Asset-backed securities	3,147	—

Total fixed maturity investments trading, at fair value	$3,678,549	$3,871,780

Fixed Maturity Investments Available For Sale

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$20,700	$2,306	$(58)	$22,948	$—
Non-U.S. government-backed corporate	1,329	49	—	1,378	—
Corporate	29,494	3,707	(306)	32,895	(1,520)
Agency mortgage-backed securities	16,742	1,243	(13)	17,972	—
Non-agency mortgage-backed securities	23,489	3,541	(22)	27,008	(2,010)
Commercial mortgage-backed securities	83,827	8,122	(3)	91,946	—
Asset-backed securities	37,119	1,110	(56)	38,173	(598)

Total	$212,700	$20,078	$(458)	$232,320	$(4,128)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Investments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in Accumulated Other Comprehensive Income
At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$23,836	$2,830	$(146)	$26,520	$—
Non-U.S. government-backed corporate	1,332	53	—	1,385	—
Corporate	33,018	3,768	(404)	36,382	(1,818)
Agency mortgage-backed securities	17,159	1,245	—	18,404	—
Non-agency mortgage-backed securities	24,972	3,452	(40)	28,384	(2,063)
Commercial mortgage-backed securities	86,194	7,570	(29)	93,735	—
Asset-backed securities	39,038	1,124	(55)	40,107	(598)

Total fixed maturity investments available for sale	$225,549	$20,042	$(674)	$244,917	$(4,479)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Investments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

Contractual maturities of fixed maturity investments are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Trading		Available for Sale		Total Fixed Maturity Investments
At March 31, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands of U.S. dollars)
Due in less than one year	$206,071	$207,160	$1,363	$1,262	$207,434	$208,422
Due after one through five years	1,942,769	1,948,779	18,671	20,712	1,961,440	1,969,491
Due after five through ten years	796,117	807,466	18,527	20,181	814,644	827,647
Due after ten years	168,643	169,074	12,962	15,066	181,605	184,140
Mortgage-backed securities	545,671	542,923	124,058	136,926	669,729	679,849
Asset-backed securities	3,146	3,147	37,119	38,173	40,265	41,320

Total	$3,662,417	$3,678,549	$212,700	$232,320	$3,875,117	$3,910,869

Equity Investments Trading

The following table summarizes the fair value of equity investments trading:
(in thousands of U.S. dollars)	March 31, 2011	December 31, 2010
Financial institution securities	$12,707	$—

Net Investment Income

The components of net investment income are as follows:

Three months ended March 31, 2011	2011	2010
(in thousands of U.S. dollars)
Fixed maturity investments	$27,913	$28,875
Short term investments	595	486
Equity investments trading	14	—
Other investments
Hedge funds and private equity investments	23,507	17,536
Other	10,827	21,218
Cash and cash equivalents	41	61

	62,897	68,176
Investment expenses	(2,616)	(2,467)

Net investment income	$60,281	$65,709

The Company’s net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

Three months ended March 31, 2011	2011	2010
(in thousands of U.S. dollars)
Gross realized gains	$10,562	$48,848
Gross realized losses	(12,617)	(5,170)

Net realized (losses) gains on fixed maturity investments	(2,055)	43,678
Net unrealized (losses) gains on fixed maturity investments trading	(3,758)	4,522
Net unrealized gains on equity investments trading	599	—

Net realized and unrealized (losses) gains on investments	$(5,214)	$48,200

Total other-than-temporary impairments	$—	$(33)
Portion recognized in other comprehensive income, before taxes	—	—

Net other-than-temporary impairments	$—	$(33)

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$1,991	$(47)	$109	$(11)	$2,100	$(58)
Corporate	1,108	(185)	1,046	(121)	2,154	(306)
Agency mortgage-backed securities	1,962	(13)	—	—	1,962	(13)
Non-agency mortgage-backed securities	609	—	964	(22)	1,573	(22)
Commercial mortgage-backed securities	562	(3)	—	—	562	(3)
Asset-backed securities	3,172	(40)	3,196	(16)	6,368	(56)

Total	$9,404	$(288)	$5,315	$(170)	$14,719	$(458)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$2,363	$(129)	$291	$(17)	$2,654	$(146)
Corporate	2,581	(285)	801	(119)	3,382	(404)
Non-agency mortgage-backed securities	—	—	1,645	(40)	1,645	(40)
Commercial mortgage-backed securities	2,199	(29)	—	—	2,199	(29)
Asset-backed securities	3,172	(39)	3,196	(16)	6,368	(55)

Total	$10,315	$(482)	$5,933	$(192)	$16,248	$(674)

At March 31, 2011, the Company held 19 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its investments for the quarters ended March 31, 2011 and 2010, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

Pledged Investments

At March 31, 2011, $1.1 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s principal letter of credit facility. Of this amount, $81.2 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Other-Than-Temporary Impairment Process

The Company’s process for assessing whether declines in the fair value of its fixed maturity investments available for sale represent impairments that are other-than-temporary includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if the Company has the intent to sell the debt security or (ii) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security.

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the quarter ended March 31, 2011, the Company recognized $Nil of other-than-temporary impairments due to the Company’s intent to sell these securities as of March 31, 2011 (March 31, 2010 - $Nil).

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the quarters ended March 31, 2011 and 2010, the Company recognized $Nil of other-than-temporary impairments due to required sales.

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the quarters ended March 31, 2011 and 2010, the Company recognized $Nil and $33 thousand of credit related other-than-temporary impairments, respectively, which were recognized in earnings and $Nil and $Nil, respectively, related to other factors.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

Three months ended March 31,	2011	2010
(in thousands of U.S. dollars)
Balance - January 1	$3,098	$9,987
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	31
Reductions:
Securities sold during the period	(223)	(5,954)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—

Balance - March 31	$2,875	$4,064

NOTE 8.	FAIR VALUE MEASUREMENTS

The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company’s financial statements. Fair value is defined under accounting guidance currently applicable to the Company to be the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its consolidated statements of operations, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity.

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

There have been no material changes in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the period represented by these consolidated financial statements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At March 31, 2011	Total	Level 1	Level 2	Level 3
(in thousands of U.S. dollars)
Fixed maturity investments
U.S. treasuries	$522,006	$522,006	$—	$—
Agencies	278,501	—	278,501	—
Non-U.S. government (Sovereign debt)	243,606	—	243,606	—
FDIC guaranteed corporate	305,745	—	305,745	—
Non-U.S. government-backed corporate	316,618	—	316,618	—
Corporate	1,523,224	—	1,501,398	21,826
Agency mortgage-backed securities	430,192	—	430,192	—
Non-agency mortgage-backed securities	35,848	—	35,848	—
Commercial mortgage-backed securities	213,809	—	213,809	—
Asset-backed securities	41,320	—	41,320	—

Total fixed maturity investments	3,910,869	522,006	3,367,037	21,826
Short term investments	1,518,542	—	1,518,542	—
Equity investments trading	12,707	12,707	—	—
Other investments
Private equity partnerships	362,717	—	—	362,717
Senior secured bank loan funds	171,559	—	161,166	10,393
Catastrophe bonds	107,570	—	105,197	2,373
Non-U.S. fixed income funds	87,336	—	87,336	—
Hedge funds	40,616	—	40,616	—
Miscellaneous other investments	12,527	—	6,195	6,332

Total other investments	782,325	—	400,510	381,815

Other secured assets	14,169	—	14,169	—

Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	44,634	—	—	44,634
Derivatives	(2,444)	(8,530)	305	5,781
Other	17,602	(363)	—	17,965

Total other assets and (liabilities)	59,792	(8,893)	305	68,380

	$6,298,404	$525,820	$5,300,563	$472,021

At December 31, 2010	Total	Level 1	Level 2	Level 3
(in thousands of U.S. dollars)
Fixed maturity investments
U.S. treasuries	$761,461	$761,461	$—	$—
Agencies	216,963	—	216,963	—
Non-U.S. government (Sovereign debt)	184,387	—	184,387	—
FDIC guaranteed corporate	388,468	—	388,468	—
Non-U.S. government-backed corporate	357,504	—	357,504	—
Corporate	1,512,411	—	1,490,626	21,785
Agency mortgage-backed securities	401,807	—	401,807	—
Non-agency mortgage-backed securities	34,149	—	34,149	—
Commercial mortgage-backed securities	219,440	—	219,440	—
Asset-backed securities	40,107	—	40,107	—

Total fixed maturity investments	4,116,697	761,461	3,333,451	21,785
Short term investments	1,110,364	—	1,110,364	—
Other investments
Private equity partnerships	347,556	—	—	347,556
Senior secured bank loan funds	166,106	—	158,386	7,720
Catastrophe bonds	123,961	—	123,961	—
Non-U.S. fixed income funds	80,224	—	80,224	—
Hedge funds	41,005	—	41,005	—
Miscellaneous other investments	28,696	—	21,870	6,826

Total other investments	787,548	—	425,446	362,102

Other secured assets	14,250	—	14,250	—

Other assets and (liabilities)
Platinum warrants	44,925	—	44,925	—
Assumed and ceded (re)insurance contracts	1,772	—	—	1,772
Derivatives	2,693	(51)	6,245	(3,501)
Other	13,629	(4,599)	—	18,228

Total other assets and (liabilities)	63,019	(4,650)	51,170	16,499

	$6,091,878	$756,811	$4,934,681	$400,386

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

U.S. treasuries

At March 31, 2011, the Company’s U.S. treasuries fixed maturity investments had a weighted average yield to maturity of 1.3%, a weighted average credit quality of AAA, and are primarily priced by pricing vendors. When pricing these securities, the vendor utilizes daily data from many real time market sources, including active broker dealers, as such, the Company considers its U.S. treasuries fixed maturity investments Level 1. All data sources are regularly reviewed for accuracy to ensure the most reliable price source is used for each issue and maturity date.

Agencies

At March 31, 2011, the Company’s agencies fixed maturity investments had a weighted average yield to maturity of 1.0% and a weighted average credit quality of AAA. The issuers of the Company’s agencies fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources and integrates other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The dollar value for each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. The Company considers its agencies fixed maturity investments Level 2.

Non-U.S. government (Sovereign debt)

Non-U.S. government fixed maturity investments held by the Company at March 31, 2011, had a weighted average yield to maturity of 2.7% and a weighted average credit quality of AA. The issuers for securities in this sector are generally non-U.S. governments and agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. The Company considers its non-U.S. government fixed maturity investments Level 2.

FDIC guaranteed corporate

The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average yield to maturity of 0.6% and a weighted average credit quality of AAA at March 31, 2011. The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve. The Company considers its FDIC guaranteed corporate fixed maturity investments Level 2.

Non-U.S. government-backed corporate

Non-U.S. government-backed corporate fixed maturity investments are considered Level 2 by the Company and had a weighted average yield to maturity of 1.5% and a weighted average credit quality of AAA at March 31, 2011. Non-U.S. government-backed fixed maturity investments are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate

At March 31, 2011, the Company’s corporate fixed maturity investments had a weighted average yield to maturity of 4.0% and a weighted average credit quality of A, and principally consist of U.S. and international corporations. The Company’s corporate fixed maturity investments are primarily priced by pricing vendors, and are considered Level 2 by the Company. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtains credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve.

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

Agency mortgage-backed

At March 31, 2011, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 3.7%, a weighted average credit quality of AAA and a weighted average life of 5.0 years. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active and the to be announced (“TBA”) market which is very liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes. The Company considers its agency mortgage-backed fixed maturity investments Level 2.

Non-agency mortgage-backed

The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments, and the Company considers these fixed maturity investments Level 2. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At March 31, 2011, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average yield to maturity of 5.4%, a weighted average credit quality of AA and a weighted average life of 4.5 years. The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2011 have a weighted average yield to maturity of 5.3%, a weighted average credit quality of AA, a weighted average life of 3.9 years, and are from vintage years 2006 and prior. Securities held in these sectors are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated by daily active market quotes.

Commercial mortgage-backed

The Company’s commercial mortgage-backed fixed maturity investments held at March 31, 2011 have a weighted average yield to maturity of 3.6%, a weighted average credit quality of AA and a weighted average life of 3.3 years. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Asset-backed

At March 31, 2011, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.1%, a weighted average credit quality of AAA and a weighted average life of 4.5 years. The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables and other receivables. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Short term investments

Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.

Equity investments, classified as trading

Equity investments are considered Level 1 by the Company and fair values are primarily priced by pricing vendors, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the vendor utilizes daily data from many real time market sources, including active broker dealers and applicable securities exchanges. All data sources are regularly reviewed for accuracy to ensure the most reliable price source is used for each issue. For accounting purposes, the Company’s portfolio of equity investments is classified as trading.

Other Investments

Private equity partnerships

Included in the Company’s investments in private equity partnerships at March 31, 2011 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information, and as a result is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers.

Senior secured bank loan funds

At March 31, 2011, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are estimated using the net asset value per share of the funds. Investments of $161.2 million are redeemable, in whole or in part, on a monthly basis, and are valued at the net asset value of the fund and are considered Level 2.

The Company also has a $10.4 million investment in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using monthly net asset valuations received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

Catastrophe bonds

The Company’s other investments include investments in catastrophe bonds which are recorded at fair value. The fair value of the Company’s investments in catastrophe bonds considered Level 2 are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. In addition, the Company’s investments in catastrophe bonds considered Level 3 are based on internal valuation models with the inputs to the internal valuation model based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

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

Other assets and liabilities

Included in other assets and liabilities measured at fair value at March 31, 2011 is certain derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and the fair value of these contracts is obtained through the use of exchange traded market prices, or in the absence of such market prices, industry or internal valuation models, as such, these products are considered Level 1 and Level 3, respectively. The Company considers assumed and ceded reinsurance contracts accounted for at fair value as Level 3, as the fair value of these contracts is obtained through the use of internal valuation models with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. In addition, other assets and liabilities include certain other derivatives entered into by the Company; the fair value of these transactions include the fair value of certain exchange traded foreign currency forward contracts which are considered Level 1, and the fair value of certain credit derivatives, determined using industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs.

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $45.0 million and $0.4 million, respectively, at March 31, 2011 (December 31, 2010 – $1.8 million and $Nil, respectively). During the three months ended March 31, 2011, the Company recorded gains of $43.6 million which are included in other income (loss) and represent changes in the fair value of these contracts (March 31, 2010 – losses of $1.4 million).

Weather and Energy Transactions Accounted for at Fair Value

Through the business conducted by Renaissance Trading on a regular basis and otherwise from time to time, the Company enters into certain weather and energy insurance type contracts through its trading activities that it has elected to account for at fair value under the fair value option. These contracts are recorded on the Company’s balance sheet and totaled $Nil at March 31, 2011 (December 31, 2010 – other liabilities of $44 thousand). During the three months ended March 31, 2011, the Company recorded unrealized losses of $46 thousand which are included in other income (loss) and represent changes in the fair value of these contracts (March 31, 2010 – $3.0 million).

Senior Notes

In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. At March 31, 2011, the fair value of the 5.875% Senior Notes was $106.0 million (December 31, 2010 – $105.9 million).

In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At March 31, 2011, the fair value of the 5.75% Senior Notes was $254.3 million (December 31, 2010 – $252.4 million). The fair value of RenaissanceRe’s 5.875% Senior Notes and RRNAH’s 5.75% Senior Notes is determined using indicative market pricing obtained from third-party service providers.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2011	$21,785	$362,102	$16,499	$400,386

Total unrealized gains (losses)
Included in net investment income	41	23,757	—	23,798
Included in other income (loss)	—	—	40,068	(3,492)

Total realized gains
Included in other income (loss)	—	—	10,955	54,515

Total foreign exchange losses	—	1,369	(51)	1,318

Purchases	—	17,465	1,631	19,096
Sales	—	—	(4,160)	(4,160)
Settlements	—	(22,878)	3,438	(19,440)

Net transfers in and/or out of Level 3	—	—	—	—

Balance - March 31, 2011	$21,826	$381,815	$68,380	$472,021

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2010	$393,913	$17,026	$410,939

Total net unrealized gains (losses)
Included in net investment income	8,891	—	8,891
Included in other loss	—	(8,907)	(8,907)

Total net realized gains
Included in other loss	—	5,719	5,719

Total net foreign exchange losses	(2,215)	(484)	(2,699)

Purchases	5,279	3,433	8,712
Issuances	—	(17,169)	(17,169)
Settlements	(12,480)	8,768	(3,712)

Net transfers in and/or out of Level 3	—	—	—

Balance - March 31, 2010	$393,388	$8,386	$401,774

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

(in thousands of U.S. dollars)	March 31, 2011	December 31, 2010
Other investments	$782,325	$787,548

Other secured assets	$14,169	$14,250

Other assets and (liabilities)	$62,599	$20,000

Included in net investment income for the three months ended March 31, 2011 was $28.1 million of net unrealized gains related to the changes in fair value of other investments (March 31, 2010 – $24.9 million). Net unrealized losses related to the changes in the fair value of other secured assets recorded in other income (loss) was $0.1 million for the quarter ended March 31, 2011 (March 31, 2010 – net unrealized gains of $0.1 million). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other income (loss) was $42.7 million for the three months ended March 31, 2011 (March 31, 2010 – $10.1 million).

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At March 31, 2011	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands of U.S. dollars)
Private equity partnerships	$362,717	$181,505	See below	See below
Senior secured bank loan funds	171,559	14,636	See below	See below
Non-U.S. fixed income funds	87,336	—	Monthly, bi-monthly	5 - 20 days
Hedge funds	40,616	—	Annually, bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$662,228	$196,141

Private equity partnerships – Included in the Company’s investments in private equity partnerships are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair values of the investments in this category have been estimated using the net asset value per share of the investments. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the limited partnership.

Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $161.2 million are redeemable, in whole or in part, on a monthly basis.

The Company also has a $10.4 million investment in a closed end fund which invests in loans. The Company has no right to redeem its investment in this fund.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds and non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $51.0 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $36.3 million can generally only be redeemed by the Company at a rate of 10% per month. The issuers of these securities may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Included in the Company’s hedge funds is $8.4 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 9.	NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interest – DaVinciRe

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the three months ended March 31, 2011 and 2010 is recorded in the consolidated statements of operations as net loss (income) attributable to noncontrolling interests.

DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years. The Company’s ownership in DaVinciRe was 44.0% at March 31, 2011 (December 31, 2010 – 41.2%).

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

In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe have submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $17.0 million at March 31, 2011. The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

Three months ended March 31,	2011	2010
(in thousands of U.S. dollars)
Balance - January 1	$757,655	$786,647
Net purchase of shares from redeemable noncontrolling interest	(135,172)	(140,410)
Comprehensive income:
Net (loss) income attributable to redeemable noncontrolling interest	(85,763)	10,550
Other comprehensive (loss) income attributable to redeemable noncontrolling interest	(3)	1,738

Balance - March 31	$536,717	$658,525

Angus Fund L.P. (the “Angus Fund”)

In December 2010, REAL and RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, invested $40 thousand in the Angus Fund, representing a 1.0% ownership interest at March 31, 2011 (December 31, 2010 – $40 thousand and 1.0%, respectively), and RRCA, a limited partner, invested $1.0 million in the Angus Fund, representing a 24.75% ownership interest at March 31, 2011 (December 31, 2010 – $1.0 million and 24.75%, respectively). The Angus Fund was formed to provide capital to, and make investments in, companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a variable interest entity (“VIE”), and therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The Company expects its ownership in the Angus Fund to fluctuate over time. The portion of the Angus Fund’s earnings owned by third parties for the quarter ended March 31, 2011 is recorded in the consolidated statements of operations as net loss (income) attributable to noncontrolling interests.

The activity in noncontrolling interest is detailed in the table below:

Three months ended March 31,	2011
(in thousands of U.S. dollars)
Balance - January 1	$2,889
Net income attributable to noncontrolling interest	271

Balance - March 31	$3,160

NOTE 10.	DERIVATIVE INSTRUMENTS AND OTHER SECURED ASSETS AND OTHER SECURED LIABILITIES

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

The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
	At March 31, 2011		At December 31, 2010
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other assets	$654	Other assets	$2,459
Foreign currency forward contracts (1)	Other assets	1,147	Other assets	6,341
Foreign currency forward contracts (2)	Other assets	—	Other assets	—
Foreign currency forward contracts (3)	Other assets	—	Other assets	—
Credit default swaps	Other assets	3,606	Other assets	3,064
Energy and weather contracts (4)	Other assets	9,713	Other assets	17,925
Platinum warrant	Other assets	—	Other assets	44,925

Total		$15,120		$74,714

	Derivative Liabilities
	At March 31, 2011		At December 31, 2010
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other liabilities	$16	Other liabilities	$719
Foreign currency forward contracts (1)	Other liabilities	3,674	Other liabilities	—
Foreign currency forward contracts (2)	Other liabilities	9,864	Other liabilities	3,141
Foreign currency forward contracts (3)	Other liabilities	78	Other liabilities	44
Energy and weather contracts (4)	Other liabilities	3,932	Other liabilities	15,013

Total		$17,564		$18,917

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.
(4)	Included in other assets is $10.5 million of derivative assets and $0.8 million of derivative liabilities at March 31, 2011 (December 31, 2010 - $21.7 million and $3.7 million, respectively). Included in other liabilities is $5.1 million of derivative assets and $9.0 million of derivative liabilities at March 31, 2011 (December 31, 2010 - $9.9 million and $24.9 million, respectively).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

Three months ended March 31,	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
		2011	2010
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$(654)	$(553)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	7,799	(1,708)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(13,400)	15,452
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(436)	(2,983)
Credit default swaps	Other income (loss)	722	282
Energy and weather contracts	Other income (loss)	8,500	3,090
Platinum warrant	Other income (loss)	2,975	(3,697)

Total		$5,506	$9,883

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

The Company is not aware of the existence of any credit risk-related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2011.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At March 31, 2011, the Company had $2.8 billion of notional long positions and $217.1 million of notional short positions of primarily Eurodollar and U.S. Treasury and non-U.S. dollar futures contracts (December 31, 2010 - $2.2 billion and $209.1 million, respectively). The fair value of these derivatives is determined using exchange traded prices.

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

Underwriting Operations Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. At March 31, 2011, the Company had outstanding underwriting related foreign currency contracts of $145.7 million in long positions and $313.7 million in short positions, denominated in U.S. dollars (December 31, 2010 - $42.0 million and $188.1 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange losses in its consolidated statements of operations. At March 31, 2011, the Company had outstanding investment portfolio related foreign currency contracts of $63.8 million in long positions and $352.8 million in short positions, denominated in U.S. dollars (December 31, 2010 - $69.2 million and $281.0 million, respectively).

Energy and Risk Operations Related Foreign Currency Contracts

The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. At March 31, 2011, the Company’s energy and risk management operations had outstanding foreign currency contracts of $0.4 million in long positions and $11.5 million in short positions, denominated in U.S. dollars (December 31, 2010 - $Nil and $10.0 million, respectively).

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume or hedge credit risk. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2011, the Company had outstanding credit derivatives of $15.0 million in long positions and $138.0 million in short positions, denominated in U.S. dollars (December 31, 2010 - $15.0 million and $118.0 million, respectively).

Energy and Weather-Related Derivatives

The Company regularly transacts in certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a significant percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature. Over time, the Company currently expects that its participation in these markets, and the impact of these operations on its financial results, is likely to increase on both an absolute and relative basis.

The Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

	Quantity (1)
	March 31, 2011	December 31, 2010	Unit of measurement
Energy	107,133,293	136,767,119	One million British thermal units (“MMBTUs”)
Temperature	2,181,883	5,419,846	$ per Degree Day Fahrenheit
Agriculture	8,131,292	260,000	Bushels

(1)	Represents the sum of gross long and gross short derivative contracts.

At March 31, 2011, RenaissanceRe had provided guarantees in the aggregate amount of $228.3 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Platinum Warrant

In 2002, the Company purchased a warrant, which was due to expire on October 30, 2012, to purchase up to 2.5 million common shares of Platinum for $27.00 per share. The Company recorded its investment in the Platinum warrant at fair value. The fair value of the warrant was estimated using either the Black-Scholes option pricing model or the in-the-money value, the greater of which the Company considers the best estimate of the exit value of the warrant. On January 20, 2011, the Company sold its warrant to Platinum for $47.9 million and recognized a gain on the sale of $3.0 million during the first quarter of 2011.

Other Secured Assets and Other Secured Liabilities

Other secured assets and other secured liabilities represent contractual rights and obligations under a purchase agreement, contingent purchase agreement and credit derivatives agreement (collectively, the “Agreements”) with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio (“Cat-Linked Securities”). Under the terms of the Agreements, the Company sells its ownership interest in Cat-Linked Securities to the bank at par. During the quarter ended March 31, 2011, Cat-Linked Securities with a par amount of $Nil matured (March 31, 2010 - $Nil million). The Agreements allow the Company to repurchase these securities at par and obligate the Company to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of these transactions, the Company is receiving the spread over LIBOR on the remaining $14.0 million of Cat-Linked Securities, less a financing fee.

The Company accounted for the sale of the Cat-Linked Securities under the Agreements as a secured borrowing with a pledge of collateral under the provisions of FASB ASC Topic Transfers and Servicing, and accordingly recognized no gain or loss upon the transaction date. The credit derivatives agreement is accounted for at fair value with changes in fair value recognized in other income (loss). As a result of the Agreements, the Company recognized its Cat-Linked Securities as other secured assets which totaled $14.2 million at March 31, 2011, representing the fair value of the pledged collateral and credit derivatives agreement, and recognized a $14.0 million liability, representing its obligation to repurchase the Cat-Linked Securities at par. The Company recognized $82 thousand of other loss in its consolidated statements of operations from these transactions, representing the spread over LIBOR less the financing fee on the Cat-Linked Securities for the quarter ended March 31, 2011, inclusive of the change in the fair value of the credit derivatives agreement (March 31, 2010 - $79 thousand).

Under the terms of the Agreements, the Company may sell other catastrophe-linked securities.

NOTE 11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES

The following tables present condensed consolidating balance sheets at March 31, 2011 and December 31, 2010, condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010, and statements of cash flows for the three months ended March 31, 2011 and 2010, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.

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

Condensed Consolidating Balance Sheet March 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$592,019	$142,258	$5,568,789	$—	$6,303,066
Cash and cash equivalents	1,171	5,329	246,131	—	252,631
Investments in subsidiaries	3,486,002	133,061	—	(3,619,063)	—
Due from subsidiaries and affiliates	—	—	—	—	—
Premiums receivable	—	—	574,547	—	574,547
Prepaid reinsurance premiums	—	—	125,722	—	125,722
Reinsurance recoverable	—	—	324,124	—	324,124
Accrued investment income	3,541	17	30,022	—	33,580
Deferred acquisition costs	—	—	56,656	—	56,656
Other assets	12,318	4,463	325,512	—	342,293
Assets of discontinued operations held for sale	—	2,481	—	—	2,481

Total assets	$4,095,051	$287,609	$7,251,503	$(3,619,063)	$8,015,100

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$2,070,095	$—	$2,070,095
Unearned premiums	—	—	500,165	—	500,165
Debt	381,018	249,178	200,000	(281,018)	549,178
Amounts due to subsidiaries and affiliates	200,412	3,272	—	(203,684)	—
Reinsurance balances payable	—	—	256,663	—	256,663
Other liabilities	13,719	602	582,653	—	596,974
Liabilities of discontinued operations held for sale	—	2,246	—	—	2,246

Total liabilities	595,149	255,298	3,609,576	(484,702)	3,975,321

Redeemable noncontrolling interest - DaVinciRe	—	—	536,717	—	536,717

Shareholders’ Equity
Total shareholders’ equity	3,499,902	32,311	3,105,210	(3,134,361)	3,503,062

Total liabilities, noncontrolling interests and shareholders’ equity	$4,095,051	$287,609	$7,251,503	$(3,619,063)	$8,015,100

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$517,640	$12,560	$5,570,012	$—	$6,100,212
Cash and cash equivalents	3,414	3,940	270,384	—	277,738
Investments in subsidiaries	3,533,266	140,923	—	(3,674,189)	—
Due from subsidiaries and affiliates	145,298	—	—	(145,298)	—
Premiums receivable	—	—	322,080	—	322,080
Prepaid reinsurance premiums	—	—	60,643	—	60,643
Reinsurance recoverable	—	—	101,711	—	101,711
Accrued investment income	3,720	5	30,835	—	34,560
Deferred acquisition costs	—	—	35,648	—	35,648
Other assets	139,654	2,307	318,077	(126,499)	333,539
Assets of discontinued operations held for sale	—	872,147	—	—	872,147

Total assets	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,257,843	$—	$1,257,843
Unearned premiums	—	—	286,183	—	286,183
Debt	377,512	374,196	200,000	(402,553)	549,155
Amounts due to subsidiaries and affiliates	—	843	—	(843)	—
Reinsurance balances payable	—	—	318,024	—	318,024
Other liabilities	29,155	22,623	379,915	—	431,693
Liabilities of discontinued operations held for sale	—	598,511	—	—	598,511

Total liabilities	406,667	996,173	2,441,965	(403,396)	3,441,409

Redeemable noncontrolling interest - DaVinciRe	—	—	757,655	—	757,655

Shareholders’ Equity
Total shareholders’ equity	3,936,325	35,709	3,509,770	(3,542,590)	3,939,214

Total liabilities, noncontrolling interests and shareholders’ equity	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended March 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$305,541	$—	$305,541
Net investment income	5,164	16	55,202	(101)	60,281
Net foreign exchange gains	91	—	569	—	660
Equity in losses of other ventures	—	—	(23,753)	—	(23,753)
Other income	166	—	49,979	—	50,145
Net realized and unrealized losses on investments	(992)	—	(4,222)	—	(5,214)

Total revenues	4,429	16	383,316	(101)	387,660

Expenses
Net claims and claim expenses incurred	—	—	628,537	—	628,537
Acquisition expenses	—	—	32,335	—	32,335
Operational expenses	(1,220)	1,502	41,548	—	41,830
Corporate expenses	2,041	61	(38)	—	2,064
Interest expense	4,975	3,718	1,109	(3,607)	6,195

Total expenses	5,796	5,281	703,491	(3,607)	710,961

(Loss) income before equity in net (loss) income of subsidiaries and taxes	(1,367)	(5,265)	(320,175)	3,506	(323,301)
Equity in net (loss) income of subsidiaries	(238,206)	1,836	—	236,370	—

(Loss) income from continuing operations before taxes	(239,573)	(3,429)	(320,175)	239,876	(323,301)
Income tax benefit (expense)	290	1,565	(1,803)	—	52

(Loss) income from continuing operations	(239,283)	(1,864)	(321,978)	239,876	(323,249)
Loss from discontinued operations	—	(1,526)	—	—	(1,526)

Net (loss) income	(239,283)	(3,390)	(321,978)	239,876	(324,775)
Net loss attributable to noncontrolling interests	—	—	85,492	—	85,492

Net (loss) income attributable to RenaissanceRe	(239,283)	(3,390)	(236,486)	239,876	(239,283)
Dividends on preference shares	(8,750)	—	—	—	(8,750)

Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(248,033)	$(3,390)	$(236,486)	$239,876	$(248,033)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended March 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$250,653	$—	$250,653
Net investment income	5,644	330	59,735	—	65,709
Net foreign exchange losses	(165)	—	(11,177)	—	(11,342)
Equity in earnings of other ventures	—	—	2,156	—	2,156
Other income (loss)	641	—	(6,832)	—	(6,191)
Net realized and unrealized gains (losses) on fixed maturity investments	4,159	(3,425)	47,466	—	48,200
Net other-than-temporary impairments	—	—	(33)	—	(33)

Total revenues	10,279	(3,095)	341,968	—	349,152

Expenses
Net claims and claim expenses incurred	—	—	97,340	—	97,340
Acquisition expenses	—	—	26,435	—	26,435
Operational expenses	21	208	45,129	(208)	45,150
Corporate expenses	4,653	12	644	—	5,309
Interest expense	1,436	2,970	1,117	(2,367)	3,156

Total expenses	6,110	3,190	170,665	(2,575)	177,390

Income (loss) before equity in net income (loss) of subsidiaries and taxes	4,169	(6,285)	171,303	2,575	171,762
Equity in net income (loss) of subsidiaries	171,453	(15,001)	—	(156,452)	—

Income (loss) from continuing operations before taxes	175,622	(21,286)	171,303	(153,877)	171,762
Income tax benefit	—	2,906	57	—	2,963

Income (loss) from continuing operations	175,622	(18,380)	171,360	(153,877)	174,725
Income from discontinued operations	—	11,447	—	—	11,447

Net income (loss)	175,622	(6,933)	171,360	(153,877)	186,172
Net income attributable to noncontrolling interests	—	—	(10,550)	—	(10,550)

Net income (loss) attributable to RenaissanceRe	175,622	(6,933)	160,810	(153,877)	175,622
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$165,047	$(6,933)	$160,810	$(153,877)	$165,047

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows For the three months ended March 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$108,624	$(21,049)	$(93,872)	$(6,297)

Cash flows provided by investing activities

Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	13,997	13,997
Purchases of fixed maturity investments available for sale	—	—	(13)	(13)
Proceeds from sales and maturities of fixed maturity investments trading	11,399	—	1,617,201	1,628,600
Purchases of fixed maturity investments trading	(13,899)	—	(1,400,836)	(1,414,735)
Purchases of equity investments trading	—	—	(12,108)	(12,108)
Net purchases of short term investments	(68,731)	(129,698)	(51,449)	(249,878)
Net (purchases) sales of other investments	(1,029)	—	39,112	38,083
Net purchases of investments in other ventures	—	—	(21,000)	(21,000)
Net sales of other assets	—	—	47,400	47,400
Dividends and return of capital from subsidiaries	190,771	5,205	(195,976)	—
Contributions to subsidiaries	(85,586)	—	85,586	—
Due (from) to subsidiary	49,605	2,429	(52,034)	—
Net proceeds from sale of discontinued operations held for sale	—	269,520	—	269,520

Net cash provided by investing activities	82,530	147,456	69,880	299,866

Cash flows used in financing activities
Dividends paid - RenaissanceRe common shares	(13,361)	—	—	(13,361)
Dividends paid - preference shares	(8,750)	—	—	(8,750)
RenaissanceRe common share repurchases	(174,792)	—	—	(174,792)
Net issuance (repayment) of debt	3,506	(125,018)	121,512	—
Third party DaVinciRe share repurchase	—	—	(124,047)	(124,047)

Net cash used in financing activities	(193,397)	(125,018)	(2,535)	(320,950)

Effect of exchange rate changes on foreign currency cash	—	—	2,274	2,274

Net (decrease) increase in cash and cash equivalents	(2,243)	1,389	(24,253)	(25,107)

Cash and cash equivalents, beginning of year	3,414	3,940	270,384	277,738

Cash and cash equivalents, end of year	$1,171	$5,329	$246,131	$252,631

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows For the three months ended March 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated

Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$871	$(5,436)	$235,154	$230,589

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of investments available for sale	37,457	—	2,424,108	2,461,565
Purchases of investments available for sale	(240)	(246,569)	(130,011)	(376,820)
Proceeds from sales and maturities of investments trading	203,914	—	608,778	812,692
Purchases of investments trading	(224,667)	—	(2,853,723)	(3,078,390)
Net sales (purchases) of short term investments	28,470	(96)	109,604	137,978
Net (purchases) sales of other investments	(888)	—	16,989	16,101
Net sales of other assets	—	—	2,729	2,729
Dividends and return of capital from subsidiaries	136,065	21,627	(157,692)	—
Contributions to subsidiaries	(47,805)	(13,728)	61,533	—
Due to (from) subsidiary	94,970	(695)	(94,275)	—

Net cash provided by (used in) investing activities	227,276	(239,461)	(11,960)	(24,145)

Cash flows (used in) provided by financing activities
Dividends paid - RenaissanceRe common shares	(14,792)	—	—	(14,792)
Dividends paid - preference shares	(10,575)	—	—	(10,575)
RenaissanceRe common share repurchases	(203,658)	—	—	(203,658)
Net repayment (issuance) of debt	—	249,086	—	249,086
Third party DaVinciRe share repurchase	—	—	(123,084)	(123,084)

Net cash (used in) provided by financing activities	(229,025)	249,086	(123,084)	(103,023)

Effect of exchange rate changes on foreign currency cash	(473)	—	(4,891)	(5,364)

Net (decrease) increase in cash and cash equivalents	(1,351)	4,189	95,219	98,057
Net increase in cash and cash equivalents of discontinued operations	—	—	(33,890)	(33,890)

Cash and cash equivalents, beginning of year	15,206	7,606	180,300	203,112

Cash and cash equivalents, end of year	$13,855	$11,795	$241,629	$267,279

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 12.	LITIGATION

There are no material changes from the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from the Company’s business ventures. The Company’s operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, the Company’s direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion. In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance. Any such litigation or arbitration contains an element of uncertainty, and the Company believes the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

NOTE 13.	SUBSEQUENT EVENT

DaVinciRe was party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (as amended, the “DaVinciRe Credit Agreement”), which provided for a revolving credit facility in an aggregate amount of up to $200.0 million and was scheduled to mature on April 5, 2011.

On April 1, 2011, DaVinciRe repaid in full the $200.0 million borrowed under the DaVinciRe Credit Agreement and terminated the lenders’ lending commitment thereunder. In connection with such repayment and termination, on March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three-month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40 to 1.00 and a net worth of no less than $500.0 million. At April 25, 2011, $200.0 million remained outstanding under the Loan Agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2011 and 2010. The following also includes a discussion of our liquidity and capital resources at March 31, 2011. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

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

Discontinued Operations

On November 18, 2010, we entered into a Stock Purchase Agreement with QBE to sell substantially all of our U.S.-based insurance operations, including our U.S. property and casualty business underwritten through managing general agents, our crop insurance business underwritten through Agro National, our commercial property insurance operations and our claims operations. The Company has classified the assets and liabilities associated with this transaction as held for sale and its financial results are reflected in our Consolidated Financial Statements as “discontinued operations.” Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations.

Consideration for the transaction was book value at December 31, 2010 for the aforementioned businesses, payable in cash at closing and subject to adjustment for certain tax and other items. The transaction closed on March 4, 2011 and net consideration of $269.5 million was received by the Company.

Segments

Our reportable segments include: (1) Reinsurance, which includes catastrophe reinsurance, specialty reinsurance and certain property catastrophe and specialty joint ventures, (2) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458, and (3) Insurance, which includes the Bermuda-based insurance operations of our former Insurance segment which were not sold pursuant to the Stock Purchase Agreement with QBE. In addition, our Other category primarily reflects our strategic investments, weather and energy risk management operations, investments unit, corporate expenses, capital servicing costs and noncontrolling interests.

Reinsurance

Our Reinsurance segment has two main units:

(1)	Property catastrophe reinsurance, written for our own account, and for DaVinci, is our traditional core business. We believe we are one of the world’s leading providers of this coverage, based on catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount.

(2)	Specialty reinsurance, written for our own account, and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, political risk, trade credit, financial, mortgage guarantee, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. We are seeking to expand our specialty reinsurance operations over time, although we cannot assure you that we will do so, particularly in light of current and forecasted market conditions.

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

Insurance

Our Insurance segment includes the insurance policies written in connection with our Bermuda-based insurance operations which were not sold to QBE. Our Insurance segment is managed by the Global Chief Underwriting Officer. The Bermuda-based insurance business is written by Glencoe, a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Although we are not actively underwriting new business in the Insurance segment, we may from time to time evaluate potential new business opportunities for our Insurance segment.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2010.

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Summary Overview

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$610,505	$516,011	$94,494
Net premiums written	452,575	407,159	45,416
Net premiums earned	305,541	250,653	54,888
Net claims and claim expenses incurred	628,537	97,340	531,197
Acquisition expenses	32,335	26,435	5,900
Operational expenses	41,830	45,150	(3,320)
Underwriting (loss) income	(397,161)	81,728	(478,889)

Net investment income	60,281	65,709	(5,428)
Net realized and unrealized (losses) gains on investments	(5,214)	48,200	(53,414)
Net other-than-temporary impairments	—	(33)	33
(Loss) income from continuing operations	(323,249)	174,725	(497,974)
(Loss) income from discontinued operations	(1,526)	11,447	(12,973)
Net (loss) income	(324,775)	186,172	(510,947)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	(248,033)	165,047	(413,080)
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share - diluted	$(4.69)	$2.73	$(7.42)

Net claims and claim expense ratio - current accident year	228.0%	83.6%	144.4%
Net claims and claim expense ratio - prior accident years	(22.3%)	(44.8%)	22.5%

Net claims and claim expense ratio - calendar year	205.7%	38.8%	166.9%
Underwriting expense ratio	24.3%	28.6%	(4.3%)

Combined ratio	230.0%	67.4%	162.6%

	March 31, 2011	December 31, 2010	Change	% Change
Book value per common share	$57.01	$62.58	$(5.57)	(8.9%)
Accumulated dividends per common share	10.14	9.88	0.26	2.6%

Book value per common share plus accumulated dividends	$67.15	$72.46	$(5.31)

Net (loss) income (attributable) available to RenaissanceRe common shareholders was $(248.0) million in the first quarter of 2011, compared to $165.0 million in the first quarter of 2010. Net (loss) income (attributable) available to RenaissanceRe common shareholders per fully diluted common share was $(4.69) for the first quarter of 2011, compared to $2.73 in the first quarter of 2010. The net loss attributable to RenaissanceRe common shareholders in the first quarter of 2011, compared to the net income available to RenaissanceRe common shareholders in the first quarter of 2010, was primarily due to:

•

Significant Catastrophe Events and Corresponding Underwriting Losses – our underwriting loss of $397.2 million in the first quarter of 2011, decreased $478.9 million from underwriting income of $81.7 million in the first quarter of 2010, primarily due to underwriting losses of $565.2 million as a result of the Australian flooding, the February 2011 New Zealand earthquake and the earthquake and tsunami in Japan (collectively, the “Tohoku earthquake”), all of which occurred in the first quarter of 2011 and are described in more detail below;

•

Lower Investment Results – including a $53.4 million decrease in net realized and unrealized gains on investments and a $5.4 million decrease in net investment income, which collectively increased our net loss by $58.8 million in the first quarter of 2011, compared to the first quarter of 2010. The decrease in our investment results was primarily due to lower total returns in the fixed maturity investment portfolio and certain non-investment grade allocations which are included in other investments, and partially offset by higher returns in our investment in private equity investments;

•

Equity in Losses of Other Ventures – our equity investment in Top Layer Re incurred a loss of $22.5 million in the first quarter of 2011, a decrease of $25.9 million compared to the first quarter of 2010, due to claims and claim expenses in Top Layer Re related to the February 2011 New Zealand earthquake, as described in more detail below; and partially offset by

•

Net Loss Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net loss attributable to redeemable noncontrolling interest – DaVinciRe was $85.5 million in the first quarter of 2011, compared to net income attributable to redeemable noncontrolling interest – DaVinciRe of $10.6 million in the first quarter of 2010, a change of $96.0 million, and principally due to a significant reduction in underwriting income, due to the increase in current accident year net claims and claim expenses as noted above, which also impacted DaVinciRe and decreased its net income in the first quarter of 2011, and consequently decreased redeemable noncontrolling interest – DaVinciRe. In addition, our ownership of DaVinciRe increased to 44.0% for the first quarter of 2011, compared to 41.2% in the first quarter of 2010; and

•

Increased Other Income – our other income was $50.1 million in the first quarter of 2011, an improvement of $56.3 million compared to the first quarter of 2010, primarily due to our ceded reinsurance contracts accounted for at fair value which generated $43.5 million in income in the first quarter of 2011, compared to a loss of $1.5 million in the first quarter of 2010, principally as a result of net recoverables from the Tohoku earthquake, combined with a $3.0 million gain on sale of the Platinum warrant, compared to an other loss of $3.7 million in the first quarter of 2010.

Book value per common share decreased $5.57 to $57.01 at March 31, 2011, compared to $62.58 at December 31, 2010. Book value per common share plus accumulated dividends decreased $5.31 to $67.15 at March 31, 2011, compared to $72.46 at December 31, 2010. The 8.9% decrease in book value per common share was driven by comprehensive loss attributable to RenaissanceRe common shareholders of $239.3 million, combined with $13.4 million and $8.8 million of common and preferred dividends, respectively, declared and paid during the first quarter of 2011. During the first quarter of 2011, we repurchased approximately 2.7 million common shares in open market transactions at an aggregate cost of $174.8 million and at an average share price of $65.84.

Net Negative Impact of Specific Events

Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, redeemable noncontrolling interest and equity in the net claims and claim expenses of Top Layer Re, and other income with respect of ceded reinsurance contracts accounted for at fair value. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of these events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. In addition, a significant portion of the net claims and claim expenses associated with the February 2011 New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events can move significantly based on the claims experience of those clients. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the supplemental financial data below for additional information detailing the net negative impact due to the large catastrophes of the first quarter of 2011, namely, the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake, on our first quarter 2011 consolidated financial statements.

	Three months ended March 31, 2011
(in thousands, except ratios)	Australian Flooding	February 2011 New Zealand Earthquake	Tohoku Earthquake	Total

Net claims and claim expenses incurred	$(46,118)	$(209,840)	$(402,045)	$(658,003)

Assumed reinstatement premiums earned	8,050	23,375	82,041	113,466
Ceded reinstatement premiums earned	—	(2,140)	(9,889)	(12,029)
(Lost) earned profit commissions	(1,550)	(8,452)	1,337	(8,665)

Net impact on underwriting result	(39,618)	(197,057)	(328,556)	(565,231)
Equity in losses of Top Layer Re	—	(23,758)	—	(23,758)
Recoveries from ceded reinsurance contracts accounted for at fair value	—	—	45,000	45,000
Redeemable noncontrolling interest - DaVinciRe	8,274	42,125	66,146	116,545

Net negative impact	$(31,344)	$(178,690)	$(217,410)	$(427,444)

Percentage point impact on consolidated combined ratio	9.8	59.6	100.6	212.3

Net negative impact on Reinsurance segment underwriting result	$(39,618)	$(191,103)	$(313,980)	$(544,701)
Net negative impact on Lloyd's segment underwriting result	—	(5,954)	(14,576)	(20,530)

Net negative impact on underwriting result	$(39,618)	$(197,057)	$(328,556)	$(565,231)

See the supplemental financial data below for additional information detailing the net negative impact due to the large catastrophes of the first quarter of 2010, namely, the Chilean earthquake and European windstorm Xynthia (“Xynthia”), on our first quarter 2010 consolidated financial statements.

	Three months ended March 31, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total

Net claims and claim expenses incurred	$(159,183)	$(23,924)	$(183,107)

Net reinstatement premiums earned	27,000	—	27,000
Lost profit commissions	(6,347)	(857)	(7,204)

Net impact on underwriting result	(138,530)	(24,781)	(163,311)

Noncontrolling interest - DaVinciRe	32,934	5,881	38,815

Net negative impact	$(105,596)	$(18,900)	$(124,496)

Impact on combined ratio	65.9	9.9	77.0

Underwriting Results

In the first quarter of 2011, we incurred an underwriting loss of $397.2 million, compared to generating underwriting income of $81.7 million in the first quarter of 2010. The decrease in underwriting income was driven primarily by a $531.2 million increase in net claims and claim expenses, partially offset by a $54.9 million increase in net premiums earned. We generated a net claims and claim expense ratio of 205.7%, an underwriting expense ratio of 24.3% and a combined ratio of 230.0%, in the first quarter of 2011, compared to 38.8%, 28.6% and 67.4%, respectively, in the first quarter of 2010.

Gross premiums written increased $94.5 million, or 18.3%, to $610.5 million in the first quarter of 2010, compared to $516.0 million in the first quarter of 2010. As discussed in more detail below, the increase in gross premiums written was primarily due to $113.5 million of reinstatement premiums in the first quarter of 2011 within our catastrophe unit, compared to $27.0 million in the first quarter of 2010, and an increase in gross premiums written across most lines of business within our Lloyd’s segment, resulting in an increase in gross premiums written in the Lloyd’s segment of $22.6 million in the first quarter of 2011, compared to the first quarter of 2010, and partially offset by less favorable pricing and terms experienced in our catastrophe unit during the January 2011 renewals, compared to the January 2010 renewals. The market conditions in our catastrophe unit were principally driven by the then relatively soft market conditions as a result of the comparably strong capital position of many participants in the (re)insurance industry as we entered 2011, combined with recent years of relatively low levels of insured catastrophe losses. Excluding the impact of $113.5 million and $27.0 million of reinstatement premiums written in the first quarter of 2011 and 2010, respectively, our gross premiums written increased $8.0 million, or 1.6%.

Net premiums written increased $45.4 million in the first quarter of 2011 to $452.6 million from $407.2 million in the first quarter of 2010. The increase in net premiums written was primarily due to the increase in gross premiums written noted above and offset by a $49.1 million increase in ceded premiums written in the first quarter of 2011 compared to the first quarter of 2010. Net premiums earned increased $54.9 million to $305.5 million in the first quarter of 2011, compared to $250.7 million in the first quarter of 2010, primarily due to the reinstatement premiums written and earned in our catastrophe unit, as noted above.

Net claims and claim expenses increased by $531.2 million to $628.5 million in the first quarter of 2011, compared to $97.3 million in the first quarter of 2010, due to higher current accident year losses and a decrease in favorable development on prior years reserves. Insured losses from catastrophes were significantly higher in the first quarter of 2011, compared to the first quarter of 2010, specifically as a result of the impact of the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake, which occurred in the first quarter of 2011 and impacted our Reinsurance and Lloyd’s segment results, as discussed in more detail below, compared to the first quarter of 2010 which was impacted by the Chilean earthquake and Xynthia, and, as a result, our current accident year net claims and claim expenses increased to $696.7 million in the first quarter of 2011, compared to $209.6 million in the first quarter of 2010.

We experienced $68.2 million of favorable development on prior years reserves in the first quarter of 2011, compared to $112.3 million in the first quarter of 2010, as discussed in more detail below.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios:

Reinsurance segment overview

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$573,682	$498,585	$75,097

Net premiums written	$423,566	$388,658	$34,908

Net premiums earned	289,429	243,069	46,360
Net claims and claim expenses incurred	595,404	98,947	496,457
Acquisition expenses	29,792	22,659	7,133
Operational expenses	32,363	34,017	(1,654)

Underwriting (loss) income	$(368,130)	$87,446	$(455,576)

Net claims and claim expenses incurred - current accident year	$667,362	$204,065	$463,297
Net claims and claim expenses incurred - prior accident years	(71,958)	(105,118)	33,160

Net claims and claim expenses incurred - total	$595,404	$98,947	$496,457

Net claims and claim expense ratio - current accident year	230.6%	84.0%	146.6%
Net claims and claim expense ratio - prior accident years	(24.9%)	(43.3%)	18.4%

Net claims and claim expense ratio - calendar year	205.7%	40.7%	165.0%
Underwriting expense ratio	21.5%	23.3%	(1.8%)

Combined ratio	227.2%	64.0%	163.2%

(1)	Reinsurance gross premiums written includes $Nil and $(0.8) million of premiums assumed from the Insurance segment for the three months ended March 31, 2011 and 2010, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $75.1 million, or 15.1%, to $573.7 million in the first quarter of 2011, compared to $498.6 million in the first quarter of 2010, primarily due to an increase in gross premiums written in our catastrophe unit which was positively impacted by reinstatement premiums written on the February 2011 New Zealand earthquake and the Tohoku earthquake. Excluding the impact of $112.8 million and $27.0 million of reinstatement premiums written in the first quarter of 2011 and 2010, respectively, our Reinsurance segment gross premiums written declined $10.7 million, or 2.3%, primarily due to the then softening market conditions on a risk-adjusted basis in our core markets during the January 2011 renewals. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment incurred an underwriting loss of $368.1 million in the first quarter of 2011, compared to $87.4 million of underwriting income in the first quarter of 2010, a decrease of $455.6 million. In the first quarter of 2011, our Reinsurance segment generated a net claims and claim expense ratio of 205.7%, an underwriting expense ratio of 21.5% and a combined ratio of 227.2%, compared to 40.7%, 23.3% and 64.0%, respectively, in the first quarter of 2010.

The $455.6 million decrease in underwriting income and 163.2 percentage point increase in the combined ratio was principally due to a $463.3 million increase in current accident year losses and a $33.2 million decrease in favorable development on prior years reserves in the first quarter of 2011, compared to the first quarter of 2010. The increase in current accident year losses was primarily due to $637.1 million of net claims and claim expenses related to the large catastrophes of the first quarter of 2011, which added 220.9 percentage points to the Reinsurance segment’s combined ratio after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

	Three months ended March 31, 2011
(in thousands, except ratios)	Australian Flooding	February 2011 New Zealand Earthquake	Tohoku Earthquake	Total
Net claims and claim expenses incurred	$(46,118)	$(203,886)	$(387,053)	$(637,057)

Assumed reinstatement premiums earned	8,050	23,375	81,327	112,752
Ceded reinstatement premiums earned	—	(2,140)	(9,591)	(11,731)
(Lost) earned profit commissions	(1,550)	(8,452)	1,337	(8,665)

Net impact on Reinsurance segment underwriting result	$(39,618)	$(191,103)	$(313,980)	$(544,701)

Net negative impact on catastrophe unit underwriting result	$(33,618)	$(178,603)	$(293,980)	$(506,201)
Net negative impact on specialty unit underwriting result	(6,000)	(12,500)	(20,000)	(38,500)

Net impact on Reinsurance segment underwriting result	$(39,618)	$(191,103)	$(313,980)	$(544,701)

Percentage point impact on Reinsurance segment combined ratio	10.4	61.2	102.3	220.9

During the first quarter of 2010, our Reinsurance segment experienced $183.1 million of net claims and claim expenses related to the Chilean earthquake and Xynthia, as detailed in the table below.

	Three months ended March 31, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total
Net claims and claim expenses incurred	$(159,183)	$(23,924)	$(183,107)

Net reinstatement premiums earned	27,000	—	27,000
Lost profit commissions	(6,347)	(857)	(7,204)

Net impact on Reinsurance segment underwriting result	$(138,530)	$(24,781)	$(163,311)

Percentage point impact on Reinsurance segment combined ratio	68.6	10.2	80.1

During the first quarter of 2011, we experienced favorable development on prior years reserves of $72.0 million, compared to $105.1 million of favorable development in the first quarter of 2010, principally attributable to reductions in estimated ultimate losses on certain specific events within the catastrophe unit of $19.7 million and within the specialty unit of $18.4 million related to lower than expected claims emergence and $26.8 million associated with actuarial assumption changes and the remainder due to certain specific events. The decrease in the underwriting expense ratio to 21.5% in the first quarter of 2011, from 23.3% in the first quarter of 2010, was principally driven by a $46.4 million increase in net premiums earned as a result of the reinstatement premiums written and earned, which do not incur the acquisition expenses.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income, subject to the terms of these agreements. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $4.5 million and $11.4 million for the first quarters of 2011 and 2010, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 1.6% and 4.6% for the first quarters of 2011 and 2010, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $1.2 million and $21.4 million for the first quarters of 2011 and 2010, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$311,642	$268,294	$43,348
DaVinci	187,036	155,826	31,210

Total property catastrophe gross premiums written (1)	$498,678	$424,120	$74,558

Net premiums written	$352,637	$317,264	$35,373

Net premiums earned	255,289	212,898	42,391
Net claims and claim expenses incurred	586,518	149,504	437,014
Acquisition expenses	23,613	18,674	4,939
Operational expenses	25,001	28,012	(3,011)

Underwriting (loss) income	$(379,843)	$16,708	$(396,551)

Net claims and claim expenses incurred - current accident year	$606,227	$181,096	$425,131
Net claims and claim expenses incurred - prior accident years	(19,709)	(31,592)	11,883

Net claims and claim expenses incurred - total	$586,518	$149,504	$437,014

Net claims and claim expense ratio - current accident year	237.5%	85.1%	152.4%
Net claims and claim expense ratio - prior accident years	(7.8%)	(14.9%)	7.1%

Net claims and claim expense ratio - calendar year	229.7%	70.2%	159.5%
Underwriting expense ratio	19.1%	22.0%	(2.9%)

Combined ratio	248.8%	92.2%	156.6%

(1)	Includes gross premiums written ceded from the Insurance segment to the catastrophe unit of $Nil and $(0.8) million for the three months ended March 31, 2011 and 2010, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first quarter of 2011, our catastrophe reinsurance gross premiums written increased by $74.6 million, or 17.6%, to $498.7 million, compared to the first quarter of 2010. The increase is primarily due to reinstatement premiums written on the February 2011 New Zealand and Tohoku earthquakes, and partially offset by the then softening market conditions on a risk-adjusted basis in our core markets during the January 2011 renewals. Excluding the impact of $112.8 million and $27.0 million of reinstatement premiums written in the first quarter of 2011 and 2010, respectively, our catastrophe unit gross premiums written declined $11.2 million, or 2.8%. Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit incurred an underwriting loss of $379.8 million in the first quarter of 2011, compared to $16.7 million of underwriting income in the first quarter of 2010, a decrease of $396.6 million. The decrease in underwriting income was due primarily to a $437.0 million increase in net claims and claim expenses as a result of the large events in the first quarter of 2011, and partially offset by a $42.4 million increase in net premiums earned due to the reinstatement premiums written and earned, noted above.

In the first quarter of 2011, our catastrophe unit generated a net claims and claim expense ratio of 229.7%, an underwriting expense ratio of 19.1% and a combined ratio of 248.8%, compared to 70.2%, 22.0% and 92.2%, respectively, in the first quarter of 2010. The increase in the net claims and claim expense ratio and combined ratio is primarily due to $598.6 million of net claims and claim expenses related to the large catastrophes of the first quarter of 2011, which added 230.7 percentage points to the catastrophe unit’s combined ratio after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

	Three months ended March 31, 2011
(in thousands, except ratios)	Australian Flooding	February 2011 New Zealand Earthquake	Tohoku Earthquake	Total
Net claims and claim expenses incurred	$(40,118)	$(191,386)	$(367,053)	$(598,557)

Assumed reinstatement premiums earned	8,050	23,375	81,327	112,752
Ceded reinstatement premiums earned	—	(2,140)	(9,591)	(11,731)
(Lost) earned profit commissions	(1,550)	(8,452)	1,337	(8,665)

Net impact on catastrophe unit underwriting result	$(33,618)	$(178,603)	$(293,980)	$(506,201)

Percentage point impact on catastrophe unit combined ratio	8.8	62.8	102.0	230.7

During the first quarter of 2010, our catastrophe unit experienced $175.6 million of net claims and claim expenses related to the Chilean earthquake and Xynthia, which added 85.0 percentage points to the catastrophe unit’s combined ratio after considering the impact of net reinstatement premiums earned and lost profit commission related to these events, as detailed in the table below.

	Three months ended March 31, 2010
(in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total
Net claims and claim expenses incurred	$(151,683)	$(23,924)	$(175,607)

Net reinstatement premiums earned	27,000	—	27,000
Lost profit commissions	(6,347)	(857)	(7,204)

Net impact on catastrophe unit underwriting result	$(131,030)	$(24,781)	$(155,811)

Percentage point on catastrophe unit combined ratio	71.6	11.6	85.0

During the first quarter of 2011, we experienced $19.7 million of favorable development on prior year reserves, compared to $31.6 million of favorable development on prior years reserves in the first quarter of 2010. The favorable development in the first quarter of 2011 was primarily related to decreases in estimated ultimate losses on certain specific events, including $5.0 million related to tropical cyclone Tasha and $4.4 million related to the 2005 hurricanes, with the remainder due to better than expected claims emergence associated with a number of other catastrophes. The favorable development in the first quarter of 2010 was due to lower than expected claims emergence which resulted in reductions in net ultimate losses associated with the 2005 hurricanes of $8.1 million, the 2008 hurricanes of $6.9 million, European windstorm Klaus of $4.5 million and the 2009 Austrian hail storms of $4.0 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes. The decrease in the underwriting expense ratio to 19.1% in the first quarter of 2011, from 22.0% in the first quarter of 2010, was driven by a $42.4 million increase in net premiums earned as a result of the reinstatement premiums written and earned, which do not incur additional acquisition expenses, and partially offset by lower profit commissions due to the underwriting loss experienced in the first quarter of 2011.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$74,395	$72,449	$1,946
DaVinci	609	2,016	(1,407)

Total specialty gross premiums written	$75,004	$74,465	$539

Net premiums written	$70,929	$71,394	$(465)

Net premiums earned	34,140	30,171	3,969
Net claims and claim expenses incurred	8,886	(50,557)	59,443
Acquisition expenses	6,179	3,985	2,194
Operational expenses	7,362	6,005	1,357

Underwriting income	$11,713	$70,738	$(59,025)

Net claims and claim expenses incurred - current accident year	$61,135	$22,969	$38,166
Net claims and claim expenses incurred - prior accident years	(52,249)	(73,526)	21,277

Net claims and claim expenses incurred - total	$8,886	$(50,557)	$59,443

Net claims and claim expense ratio - current accident year	179.1%	76.1%	103.0%
Net claims and claim expense ratio - prior accident years	(153.1%)	(243.7%)	90.6%

Net claims and claim expense ratio - calendar year	26.0%	(167.6%)	193.6%
Underwriting expense ratio	39.7%	33.1%	6.6%

Combined ratio	65.7%	(134.5%)	200.2%

Specialty Reinsurance Gross Premiums Written – In the first quarter of 2011, our specialty reinsurance gross premiums written were relatively flat at $75.0 million, compared to $74.5 million in the first quarter of 2010. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $11.7 million of underwriting income in the first quarter of 2011, compared to $70.7 million in the first quarter of 2010, a decrease of $59.0 million, principally due to an increase in net claims and claim expenses. The $59.4 million increase in net claims and claim expenses is driven by a $38.2 million increase in current accident year losses primarily due to estimated losses associated with several large events including the Tohoku earthquake of $20.0 million, the February 2011 New Zealand earthquake of $12.5 million and the Australian flooding of $6.0 million, combined with a $21.3 million decrease in favorable development on prior accident years. The favorable development on prior accident years was principally the result of $18.4 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions determined in accordance with our annually scheduled review of our specialty unit actuarial assumptions. In the first quarter of 2011, our specialty unit generated a net claims and claim expense ratio of 26.0%, an underwriting expense ratio of 39.7% and a combined ratio of 65.7%, compared to negative 167.6%, 33.1% and negative 134.5%, respectively, in the first quarter of 2010. The 6.6 percentage point increase in the underwriting expense ratio was principally driven by an increase in operational expenses due to higher allocated operating expenses and a relative increase in contracts with higher acquisition expense ratios during the first quarter of 2011.

Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd's segment overview

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Lloyd’s gross premiums written
Specialty	$29,235	$7,723	$21,512
Catastrophe	7,385	5,669	1,716
Insurance	—	632	(632)

Total Lloyd’s gross premiums written (1)	$36,620	$14,024	$22,596

Net premiums written	$28,737	$13,651	$15,086

Net premiums earned	15,674	6,971	8,703
Net claims and claim expenses incurred	30,523	2,587	27,936
Acquisition expenses	2,461	1,159	1,302
Operational expenses	8,972	6,134	2,838

Underwriting loss	$(26,282)	$(2,909)	$(23,373)

Net claims and claim expenses incurred - current accident year	$29,326	$2,686	$26,640
Net claims and claim expenses incurred - prior accident years	1,197	(99)	1,296

Net claims and claim expenses incurred - total	$30,523	$2,587	$27,936

Net claims and claim expense ratio - current accident year	187.1%	38.5%	148.6%
Net claims and claim expense ratio - prior accident years	7.6%	(1.4%)	9.0%

Net claims and claim expense ratio - calendar year	194.7%	37.1%	157.6%
Underwriting expense ratio	73.0%	104.6%	(31.6%)

Combined ratio	267.7%	141.7%	126.0%

(1)	Includes gross premiums written ceded from the Insurance segment to the Lloyd’s unit of $Nil and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased by $22.6 million, or 161.1%, to $36.6 million in the first quarter of 2011, compared to $14.0 million in the first quarter of 2011, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business, most notably its specialty lines of business.

Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $26.3 million and a combined ratio of 267.7% in the first quarter of 2011, compared to an underwriting loss of $2.9 million and a combined ratio of 141.7% in the first quarter of 2010. Net claims and claim expenses for the first quarter of 2011 are comprised primarily of $15.0 related to the Tohoku earthquake and $6.0 million related to the February 2011 New Zealand earthquake, which added 129.3 percentage points to the Lloyd’s segment combined ratio, with the remainder due primarily to incurred but not reported loss activity in the specialty lines of business. Operational expenses increased $2.8 million, to $9.0 million in the first quarter of 2011, compared to the first quarter of 2011, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 73.0% in the first quarter of 2011, from 104.6% in the first quarter of 2010, was driven by an $8.7 million increase in net premiums earned as a result of the increase in gross premiums written, noted above, which included relatively fewer quota share contracts written which generally incur a higher acquisition expense ratio than non-quota share contracts.

As noted above, during the first quarter of 2011 our Lloyd’s segment experienced net claims and claim expenses related to the February 2011 New Zealand and Tohoku earthquakes, which added 129.3 percentage points to the Lloyd’s segment combined ratio after considering the impact of net reinstatement premiums earned related to these events, as detailed in the table below.

	Three months ended March 31, 2011
(in thousands, except ratios)	February 2011 New Zealand Earthquake	Tohoku Earthquake	Total
Net claims and claim expenses incurred	$(5,954)	$(14,992)	$(20,946)

Assumed reinstatement premiums earned	—	714	714
Ceded reinstatement premiums earned	—	(298)	(298)

Net impact on Lloyd’s segment underwriting result	$(5,954)	$(14,576)	$(20,530)

Percentage point impact on Lloyd’s segment combined ratio	38.0	89.5	129.3

Insurance Segment

Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$280	$4,427	$(4,147)

Net premiums written	$272	$4,850	$(4,578)

Net premiums earned	$438	$613	$(175)
Net claims and claim expenses incurred	2,610	(4,194)	6,804
Acquisition expenses	82	2,617	(2,535)
Operational expenses	495	4,999	(4,504)

Underwriting loss	$(2,749)	$(2,809)	$60

Net claims and claim expenses incurred - current accident year	$9	$2,859	$(2,850)
Net claims and claim expenses incurred - prior years	2,601	(7,053)	9,654

Net claims and claim expenses incurred - total	$2,610	$(4,194)	$6,804

Net claims and claim expense ratio - current accident year	2.1%	466.4%	(464.3%)
Net claims and claim expense ratio - prior accident years	593.8%	(1,150.6%)	1,744.4%

Net claims and claim expense ratio - calendar year	595.9%	(684.2%)	1,280.1%
Underwriting expense ratio	131.7%	1,242.4%	(1,110.7%)

Combined ratio	727.6%	558.2%	169.4%

Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment, we may from time to time evaluate potential new business opportunities for our Insurance segment.

Insurance Gross Premiums Written – Gross premiums written in our Insurance segment decreased by $4.1 million, or 93.7%, to $0.3 million in the first quarter of 2011, compared to $4.4 million in the first quarter of 2011, primarily as a result of the non-renewal of the previously in-force book of business written in the Insurance segment.

Insurance Underwriting Results – Our Insurance segment incurred an underwriting loss of $2.7 million and a combined ratio of 727.6 % in the first quarter of 2011, compared to an underwriting loss of $2.8 million and a combined ratio 558.2% in the first quarter of 2010, primarily due to the decrease in gross premiums written, noted above, combined with adverse development on prior accident years net claims and claim expenses within the commercial multi-line line of business.

Net Investment Income

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars)
Fixed maturity investments	$27,913	$28,875	$(962)
Short term investments	595	486	109
Equity investments trading	14	—	14
Other investments
Hedge fund and private equity investments	23,507	17,536	5,971
Other	10,827	21,218	(10,391)
Cash and cash equivalents	41	61	(20)

	62,897	68,176	(5,279)
Investment expenses	(2,616)	(2,467)	(149)

Net investment income	$60,281	$65,709	$(5,428)

Net investment income was $60.3 million in the first quarter of 2011, compared to $65.7 million in the first quarter of 2010. The $5.4 million decrease in net investment income was principally driven by a $10.4 million decrease from our other investments as a result of lower returns due to a more moderate tightening of credit spreads during the first quarter of 2011, compared to the first quarter of 2010, and partially offset by a $6.0 million increase in net investment income from our investment in hedge fund and private equity investments. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $28.1 million in the first quarter of 2011, compared to $24.9 million in the first quarter of 2010.

Commencing in the first quarter of 2011, we established a portfolio of certain publicly traded equities which are reflected in our consolidated balance sheet as equity investments trading. This portfolio of equity investments is carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized (losses) gains on investments, in our consolidated statements of operations. We expect to add to this portfolio during subsequent periods, although we do not expect it to come to represent a material portion of our invested assets or our financial results for the reasonably foreseeable period.

Historically low interest rates and lower spreads as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the near term.

Net Realized and Unrealized (Losses) Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars)
Gross realized gains	$10,562	$48,848	$(38,286)
Gross realized losses	(12,617)	(5,170)	(7,447)

Net realized (losses) gains on fixed maturity investments	$(2,055)	$43,678	$(45,733)

Net unrealized (losses) gains on fixed maturity investments trading	(3,758)	4,522	(8,280)
Net unrealized gains on equity investments trading	599	—

Net realized and unrealized (losses) gains on investments	$(5,214)	$48,200	$(53,414)

Total other-than-temporary impairments	—	(33)	33
Portion recognized in other comprehensive income, before taxes	—	—	—

Net other-than-temporary impairments	$—	$(33)	$33

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

Net realized and unrealized losses on investments were $5.2 million in the first quarter of 2011, compared to net realized gains on fixed maturity investments of $48.2 million in the first quarter of 2010, a decrease of $53.4 million. The lower total returns on our fixed maturity investment portfolio experienced during the first quarter of 2011, compared to the first quarter of 2010, resulted in net realized and unrealized losses of $5.8 million on our fixed maturity portfolio. In addition, we recognized an unrealized gain of $0.6 million on our investments in certain publicly traded equity positions during the first quarter of 2011.

Equity in (Losses) Earnings of Other Ventures

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars)
Tower Hill Companies	$(449)	$(1,071)	$622
Top Layer Re	(22,509)	3,380	(25,889)
Other	(795)	(153)	(642)

Total equity in (losses) earnings of other ventures	$(23,753)	$2,156	$(25,909)

Equity in (losses) earnings of other ventures primarily represents our pro-rata share of the net (loss) income from our investments in the Tower Hill Companies and Top Layer Re. Equity in losses of other ventures was $23.8 million in the first quarter of 2011, compared to equity in earnings of other ventures of $2.2 million in the first quarter of 2010. The $25.9 million decrease was primarily due to our equity in losses of Top Layer Re of $22.5 million during the first quarter of 2011, as a result of Top Layer Re experiencing net claims and claim expenses related to the February 2011 New Zealand earthquake.

The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other Income (Loss)

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$43,521	$(1,516)	$45,037
Weather and energy risk management operations	3,295	(1,825)	5,120
Mark-to-market on Platinum warrant	2,975	(3,697)	6,672
Other items	354	847	(493)

Total other income (loss)	$50,145	$(6,191)	$56,336

In the first quarter of 2011, we generated $50.1 million of other income, compared to an other loss of $6.2 million in the first quarter of 2010. The $56.3 million improvement is primarily due to assumed and ceded reinsurance contracts accounted for at fair value generating income of $43.5 million in the first quarter of 2011, compared to a loss of $1.5 million in the first quarter of 2010, principally as a result of net recoverables from the Tohoku earthquake. In addition, we recognized a gain on sale of the Platinum warrants (which had provided the Company the right to purchase 2.5 million common shares from Platinum for $27.00 per share) of $3.0 million in the first quarter of 2011, compared to a mark-to-market loss of $3.7 million in the first quarter of 2010, and other income from our weather and energy risk management operations increased $5.1 million due to overall more favorable trading conditions experienced during the first quarter of 2011, compared to the first quarter of 2010.

Certain contracts we enter into and our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods. We continue to allocate an increasing amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.

Other Items

Corporate Expenses

Corporate expenses were $2.1 million in the first quarter of 2011, compared to $5.3 million in the first quarter of 2010, with the decrease primarily due to a corporate insurance recovery.

Interest Expense

Interest expense increased $3.0 million to $6.2 million in the first quarter of 2011, compared to $3.2 million in the first quarter of 2010, primarily due to interest expense on the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010.

Income Tax Benefit

Income tax benefit decreased $2.9 million to a benefit of $0.1 million in the first quarter of 2011, compared to $3.0 million in the first quarter of 2010, due primarily to a decrease in pretax losses in our U.S.-based operations.

Net Loss (Income) Attributable to Noncontrolling Interests

The net loss attributable to the redeemable noncontrolling interests of $85.5 million in the first quarter of 2011, deteriorated from net income attributable to noncontrolling interests of $10.6 million in 2010, primarily due to the decreased profitability of DaVinciRe. DaVinciRe incurred an underwriting loss in the first quarter of 2011, compared to underwriting income in the first quarter of 2010, principally due to the large catastrophes of the first quarter of 2011 and also due to an increase in our ownership of DaVinciRe to 44.0% in 2011, compared to 41.2% in 2010. We expect our ownership in DaVinciRe to fluctuate over time.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Loss from discontinued operations of $1.5 million in the first quarter of 2011 is primarily related to income tax expense as a result of the completion of the sale to QBE, compared to $11.4 million of income from discontinued operations in the first quarter of 2010, primarily driven by favorable development on prior accident years in the crop insurance line of business in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company maintain certain measures of solvency and liquidity. At March 31, 2011, the statutory capital and surplus of our Bermuda insurance and reinsurance subsidiaries was $3.0 billion, and the amount of capital and surplus required to be maintained under Bermuda law, the Minimum Solvency Margin, was $448.7 million. During the first quarter of 2011, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $Nil, $36.5 million and $38.0 million, respectively, compared with $136.7 million, $Nil and $Nil, respectively, during the first quarter of 2010. During the first quarter of 2011, primarily as a result of the large catastrophes of the first quarter of 2011, RenaissanceRe contributed $174.0 million of additional paid-in capital to Renaissance Reinsurance to maintain its shareholder’s equity at $1.6 billion as of March 31, 2011.

As discussed in the “Capital Resources” section below, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level. Although not required to maintain Top Layer Re’s Minimum Solvency Margin, nor mandatorily obligated to, Renaissance Reinsurance contributed $20.5 million in additional paid-in capital to Top Layer Re following the February 2011 New Zealand earthquake.

Under the Insurance Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its Enhanced Capital Requirement (“ECR”) which is established by reference to the Bermuda Solvency and Capital Requirement (“BSCR”) model. The BSCR is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a Target Capital Level (“TCL”) for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The Company is currently completing the 2010 BSCR for Renaissance Reinsurance and DaVinci, and at this time believes both companies will exceed the target level of required capital.

RenaissanceRe CCL and Syndicate 1458 are subject to regulation by the Council of Lloyd’s. Syndicate 1458 is also subject to regulation by the Financial Services Authority (the “FSA”) under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At March 31, 2011, the Company maintained $74.3 million and £15.0 million as a Funds at Lloyd’s facility. In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at March 31, 2011.

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

Cash Flows and Liquidity

During the first quarter of 2011, our cash and cash equivalents decreased $25.1 million, to $252.6 million at March 31, 2011, compared to $277.7 million at December 31, 2010.

Cash flows used in operating activities. Cash flows used in operating activities in the first quarter of 2011 were $6.3 million, which principally consisted of our net loss of $324.8 million, combined with certain adjustments to reconcile net loss to net cash used in operating activities, including: an increase in premiums receivable and prepaid reinsurance premiums of $252.5 million and $65.1 million, respectively, primarily related to the January 2011 renewals and reinstatement premiums written in respect of the large catastrophes of the first quarter of 2011; a decrease in reinsurance balances payable of $61.4 million; an increase in deferred acquisition costs of $21.0 million; net unrealized gains included in other income of $56.8 million principally due to reinsurance contracts accounted for at fair value which experienced net recoverables from the Tohoku earthquake during the first quarter of 2011; net unrealized gains included in net investment income of $28.1 million related to our other investments; and partially offset by an increase in our reserve for claims and claim expenses, net of $589.8 million primarily related to the large catastrophes of the first quarter of 2011 and an increase in unearned premiums of $214.0 million. As discussed under “Summary of Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010”, we incurred underwriting losses and lower investment results, which contributed to the decrease in cash flows used in operating activities.

Cash flows provided by investing activities. During the first quarter of 2011, our cash flows provided by investing activities were $299.9 million, which principally reflected $269.5 million in net proceeds from the sale of substantially all of our U.S.-based insurance operations to QBE and $47.0 million related to the sale of our Platinum warrant during the first quarter of 2011. In addition, during the first quarter of 2011, in response to the large catastrophes of the first quarter of 2011 and the resulting desire to have appropriate capital resources available to pay valid claims quickly, we decreased our allocation to fixed maturity investments, and increased our allocation to short term investments.

Cash flows used in financing activities. Our cash flows used in financing activities in the first quarter of 2011 were $321.0 million, principally comprised of the repurchase of $174.8 million of our common shares, the payment of $13.4 million and $8.8 million in dividends to our common and preferred shareholders, respectively, and the net repurchase of $124.0 million of DaVinciRe shares.

A large portion of the coverages we provide can produce losses of high severity and low frequency, therefore it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the large catastrophes in the first quarter of 2011, the Chilean and New Zealand earthquakes in 2010, hurricanes Gustav and Ike during 2008, and the large storms of 2005, especially Katrina, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events will likely vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the large catastrophes in the first quarter of 2011, the Chilean and New Zealand earthquakes in 2010, and hurricanes Gustav and Ike during 2008, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events will likely vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At March 31, 2011	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Catastrophe	$156,246	$422,871	$838,360	$1,417,477
Specialty	112,092	49,221	338,671	499,984

Total Reinsurance	268,338	472,092	1,177,031	1,917,461
Lloyd’s	217	14,774	36,526	51,517
Insurance	38,291	5,300	57,526	101,117

Total	$306,846	$492,166	$1,271,083	$2,070,095

At December 31, 2010
(in thousands of U.S. dollars)
Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290

Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd’s	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142

Total	$316,793	$351,589	$589,461	$1,257,843

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the quarters ended March 31, 2011 and 2010, changes to prior year estimated claims reserves (decreased) increased our net (loss) income by $68.2 million and $112.3 million, respectively, excluding the consideration of changes in reinstatement premiums, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax.

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

We recorded $540.5 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in 2008. In 2010, we recorded $159.7 million, $166.8 million and $23.0 million of gross claims and claim expenses as a result of losses arising from the Chilean and September 2010 New Zealand earthquakes and the Australian flooding, respectively. Additionally, in the first quarter of 2011, we recorded $55.8 million, $271.6 million and $569.0 million of gross claims and claim expenses as a result of losses arising from the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake, respectively. Our estimates of losses from these events are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for the 2011 and 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, September 2010 New Zealand, February 2011 New Zealand and Tohoku earthquakes); and in the case of Australian flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. In addition, a significant portion of the net claims and claim expenses associated with the New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events can move significantly based on the claims experience of those clients. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially with regard to the Tohoku earthquake, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, and those of 2008, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Capital Resources

Our total capital resources are as follows:

(in thousands of U.S. dollars)	March 31, 2011	December 31, 2010	Change
Common shareholders’ equity	$2,949,902	$3,386,325	$(436,423)
Preference shares	550,000	550,000	—

Total shareholders’ equity attributable to RenaissanceRe	3,499,902	3,936,325	(436,423)
5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,178	249,155	23
RenaissanceRe revolving credit facility - borrowed	—	—	—
RenaissanceRe revolving credit facility - unborrowed	150,000	150,000	—
DaVinciRe revolving credit facility - borrowed (1)	200,000	200,000	—
DaVinciRe revolving credit facility - unborrowed (1)	—	—	—
Renaissance Trading credit facility - borrowed	—	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000	—

Total capital resources	$4,209,080	$4,645,480	$(436,400)

(1)	The DaVinciRe revolving credit facility was repaid in full and terminated on April 1, 2011.

In the first quarter of 2011, our capital resources decreased by $436.4 million, principally due to the decrease in shareholders’ equity as a result of our comprehensive loss attributable to RenaissanceRe of $239.3 million, $13.4 million of dividends on common shares, and $174.8 million of common share repurchases during the first quarter of 2011, as discussed in more detail in “Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds”.

Excluding shareholders’ equity as described above, capital resources at March 31, 2011 have not changed materially compared to December 31, 2010, except as noted below.

5.75% Senior Notes

On March 17, 2010, RRNAH issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and were issued pursuant to an Indenture, dated as of March 17, 2010, by and among RenaissanceRe, RRNAH, and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of March 17, 2010 (as so supplemented, the “Indenture”).

In connection with the Stock Purchase Agreement with QBE and following a successful consent solicitation, effective January 21, 2011, RenaissanceRe, RRNAH and the Trustee entered into a Waiver Agreement in order to effect a one-time waiver of the asset sales covenant contained in Section 8.1 of the Indenture insofar as such covenant related to the sale to QBE under the Stock Purchase Agreement.

RenaissanceRe Revolving Credit Facility (“Credit Agreement”)

Effective April 22, 2010, RenaissanceRe entered into a revolving credit agreement with various financial institutions parties thereto, Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent for the lenders thereunder, and Wells Fargo Bank, National Association, as syndication agent.

In connection with the Stock Purchase Agreement with QBE, effective January 18, 2011, the parties to the Credit Agreement entered into an Amendment, Consent and Waiver to the Credit Agreement, dated as of January 18, 2011, in order to, among other things, provide for a waiver by the lenders under the Credit Agreement of certain covenants as they related to the Stock Purchase Agreement and the transactions contemplated thereby.

DaVinciRe Revolving Credit Facility

DaVinciRe was party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (as amended, the “DaVinciRe Credit Agreement”), which provided for a revolving credit facility in an aggregate amount of up to $200.0 million and was scheduled to mature on April 5, 2011. On April 1, 2011, DaVinciRe repaid in full the $200.0 million borrowed under the DaVinciRe Credit Agreement and terminated the lenders’ lending commitment thereunder. In connection with such repayment and termination, on March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three-month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40 to 1.00 and a net worth of no less than $500.0 million. At April 25, 2011, $200.0 million remained outstanding under the Loan Agreement.

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

The Reimbursement Agreement serves as our principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. As of December 31, 2010, the Reimbursement Agreement provided commitments from the Banks in an aggregate amount of $1.0 billion. Effective as of February 15, 2011, we reduced the commitments under the Reimbursement Agreement from $1.0 billion to $700.0 million. Effective March 7, 2011, RenaissanceRe further reduced the commitments under the Reimbursement Agreement from $700.0 million to $600.0 million. The reduction was implemented in connection with a reassessment of the future collateral needs of the Account Parties, taking into account, among other things, their access to alternative sources of credit enhancement. Prior to the expiration date set forth above and after giving effect to the full $400.0 million reduction, the commitments of the Banks under the Reimbursement Agreement may be increased from time to time up to an aggregate amount not to exceed $1.1 billion, subject to the satisfaction of certain conditions.

In connection with the Stock Purchase Agreement with QBE, effective January 18, 2011, the parties to the Reimbursement Agreement entered into an Amendment, Consent and Waiver to the Reimbursement Agreement, dated as of January 18, 2011, in order to, among other things, provide for a waiver by the Banks of certain covenants as they related to the Stock Purchase Agreement and the transactions contemplated thereby.

Letters of Credit

At March 31, 2011, we had $454.4 million of letters of credit with effective dates on or before March 31, 2011 outstanding under the Reimbursement Agreement and total letters of credit outstanding under all facilities of $552.7 million.

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

Renaissance Trading Margin Facility and Guarantees

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At March 31, 2011, $Nil was outstanding under the facility.

At March 31, 2011, RenaissanceRe had provided guarantees in the aggregate amount of $228.3 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

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

In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe have submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $17.0 million at March 31, 2011.

Investments

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars, except percentages)	March 31, 2011		December 31, 2010		Change
U.S. treasuries	$522,006	8.3%	$761,461	12.4%	$(239,455)
Agencies	278,501	4.4%	216,963	3.6%	61,538
Non-U.S. government (Sovereign debt)	243,606	3.9%	184,387	3.0%	59,219
FDIC guaranteed corporate	305,745	4.9%	388,468	6.4%	(82,723)
Non-U.S. government-backed corporate	316,618	5.0%	357,504	5.9%	(40,886)
Corporate	1,523,224	24.1%	1,512,411	24.7%	10,813
Agency mortgage-backed securities	430,192	6.8%	401,807	6.6%	28,385
Non-agency mortgage-backed securities	35,848	0.6%	34,149	0.6%	1,699
Commercial mortgage-backed securities	213,809	3.4%	219,440	3.6%	(5,631)
Asset-backed securities	41,320	0.7%	40,107	0.7%	1,213

Total fixed maturity investments, at fair value	3,910,869	62.1%	4,116,697	67.5%	(205,828)
Short term investments, at fair value	1,518,542	24.1%	1,110,364	18.2%	408,178
Equity investments trading, at fair value	12,707	0.2%	—	0.0%	12,707
Other investments, at fair value	782,325	12.4%	787,548	12.9%	(5,223)

Total managed investments portfolio	6,224,443	98.8%	6,014,609	98.6%	209,834
Investments in other ventures, under equity method	78,623	1.2%	85,603	1.4%	(6,980)

Total investments	$6,303,066	100.0%	$6,100,212	100.0%	$202,854

Our total investments at March 31, 2011 increased $202.9 million from December 31, 2010, primarily as a result of the investment of a portion of our operating cash flows generated during the first quarter of 2011, and partially offset by our common share repurchases and common share and preferred share dividends of $174.8 million, $13.4 million and $8.8 million, respectively. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as such, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to equity investments trading and other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other investments. At March 31, 2011, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2010 – AA), an average duration of 2.5 years (December 31, 2010 – 3.2 years) and a weighted average yield to maturity of 2.1% (December 31, 2010 – 2.1%).

Other Investments

The table below shows our portfolio of other investments:

(in thousands of U.S. dollars)	March 31, 2011	December 31, 2010	Change
Private equity partnerships	$362,717	$347,556	$15,161
Senior secured bank loan funds	171,559	166,106	5,453
Catastrophe bonds	107,570	123,961	(16,391)
Non-U.S. fixed income funds	87,336	80,224	7,112
Hedge funds	40,616	41,005	(389)
Miscellaneous other investments	12,527	28,696	(16,169)

Total other investments	$782,325	$787,548	$(5,223)

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

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $34.3 million of net investment income for the first quarter of 2011, compared to $38.8 million in the first quarter of 2010. Of this amount, $28.1 million relates to net unrealized gains compared with $24.9 million for the first quarters of 2011 and 2010, respectively.

We have committed capital to private equity partnerships and other entities of $702.8 million, of which $503.8 million has been contributed at March 31, 2011. Our remaining commitments to these funds at March 31, 2011 totaled $196.1 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2011, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2010 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of March 31, 2011, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In certain circumstances, our contractual obligations may be accelerated to dates other than those in the Company’s 2010 Annual Report on Form 10-K, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

Current Outlook

Impact of Recent Catastrophes and Other Developments

In the first quarter of 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake. According to leading global intermediaries and other published reports, aggregate industry losses in the first quarter of 2011 are expected to exceed the total of all losses for 2010, which itself was an active year for insured natural catastrophes, regarding which leading industry publications reported ten events that triggered insured losses of at least $1.0 billion, including the Chilean earthquake, the September 2010 New Zealand earthquake and Xynthia, with additional earthquakes in Pakistan and, in particular, Haiti, though largely uninsured, causing extensive loss of life. Overall, we believe these events have somewhat depleted the excess capital we estimated was held by private market insurers and reinsurers in early 2010, and may lead, over time, to increased demand for the coverages and solutions in which we specialize. In addition, we currently estimate that demand may be favorably impacted by the release of Version 11.0 of the RMS Atlantic Hurricane Model for the U.S. and the continued low investment return environment. However, we cannot assure you that increased demand will indeed materialize or be sustained, or will lead directly to improvements in our book of business.

General Economic Conditions

While economic conditions in the U.S. and certain of our other key markets in general improved in 2010 and the first quarter of 2011, compared to immediately preceding periods, meaningful uncertainty remains regarding the strength, duration and comprehensiveness of any economic recovery. While we believe the U.S. federal monetary and tax actions taken toward the end of 2010 may support continued economic strengthening, we nonetheless also believe meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including dislocations in the financial markets. It is possible that these risks will be exacerbated by the currently rising cost of oil and for energy more generally, by rising prices for agricultural and other commodities, by increasing interest rates, by the political instability in the Middle East, by the budgetary and deficit uncertainty in Europe and the U.S. or by a combination of these factors, which could give rise to increased economic uncertainty, to a slowing of growth or even deterioration of economic conditions. Moreover, if economic growth continues, such growth may be only at a comparably suppressed rate for a relatively extended period of time. If the current economic conditions persist at their current levels or decline, demand for the products sold by us or our customers or our overall ability to write business at risk-adequate rates could weaken. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of the economic downturn.

Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision.

Our catastrophe-exposed operations are subject to the ever-present potential for significant volatility in capital due primarily to our exposure to severe catastrophic events. Our specialty reinsurance portfolio is also exposed to emerging risks arising from the ongoing relative economic weakness, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business.

Historically low interest rates and lower spreads as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. In 2009 and 2010, our investment results benefited substantially from factors including spreads tightening and improving valuations at levels which we would not anticipate repeating in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is impacted by the prevailing environment of comparably low yields. While it is possible yields will improve in future periods, we currently expect the challenging economic conditions to persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.

Market Conditions and Competition

Notwithstanding the impacts of the 2010 catastrophe events summarized above, the January 2011 renewal season reflected continued softening and uncertainty in the predominant part of the markets in which we focus, albeit at a diminished pace compared to the softening trends experienced overall in January 2010. Moreover, regions directly impacted by the catastrophe events of 2010 evidenced signs of stabilization and, for certain coverages or accounts, improvement. The Tohoku earthquake occurred at a time when the April 2011 renewal season was substantially underway and certain programs already quoted before the catastrophe were renewed on terms offered before the occurrence of the earthquake. According to published industry reports, certain other programs have been extended at expiring terms on a short term basis. As discussed above, assessment of the Tohoku earthquake remains at a very preliminary stage and the event presents extraordinary physical, legal and claims settling complexities. While we estimate that demand for catastrophe coverages may increase in Japan and the Asia-Pacific region more broadly, it is not certain this will occur, will be sustained over time, or will not be offset by adverse or unforeseen factors. It is also possible that we will encounter more significant competitive barriers than we have in the past and therefore render us unable to participate in improving markets, should they transpire, to the degree we may wish to pursue opportunities in such markets. We believe that our strong relationships, and track record of superior claims paying ability and other client service will enable us to compete for the business we find attractive; however, our relationships in emerging markets are not as developed as they are in our current core markets.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic U.S. Atlantic and Gulf Coast region storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. We do not believe that the comparably low level of weather-related losses incurred in 2009 and 2010, despite the active Atlantic basin activity in those years, is indicative of the likely level of such losses in future periods. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue in the future. At the same time, certain markets we target continue to be impacted by fundamental weakness experienced by primary insurers, due to the ongoing economic dislocation and, in many cases, inadequate primary insurance rate levels. These conditions, which occurred in a period characterized by unusually low insured catastrophic losses, have contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods. In addition, we continue to explore potential strategic transactions or investments, and other opportunities, from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek to improve the portfolio optimization of our business as a whole, to enhance our strategy, to achieve an attractive estimated return on equity in respect of investments, to develop or capitalize on a competitive advantage, and to source business opportunities that will not detract from our core operations.

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

In early 2011, California’s two Senators, Dianne Feinstein and Barbara Boxer, introduced the Earthquake Insurance Affordability Act of 2011 (S. 367), pursuant to which the federal government would provide limited federal backing to certain qualifying state-affiliated organizations that provide catastrophic residential earthquake insurance as a way to help them reduce the amount they spend each year in reinsurance premiums. According to published reports, the sole state organization currently eligible to participate is the California Earthquake Authority (the “CEA”). Should the legislation be enacted, the CEA has stated it would decrease significantly the relative and, perhaps, the absolute amount of private reinsurance purchased by the CEA in the future.

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

Throughout 2009 and into early 2010, Congress passed a series of short term extensions of the NFIP. In September 2010, Congress extended the program for a one year period; this extension is scheduled to expire September 30, 2011. In 2011, the House of Representatives and the Federal Emergency Management Agency have explored the possibility of new legislation which might reshape the federal flood insurance program, perhaps substantially. To date, the Senate has taken no meaningful action to explore these or alternative reforms, however. Expansions or weakening of the NFIP program, or a failure to act on the expiring current program in a timely fashion, particularly if unanticipated by industry participants, could have dislocating impacts on the industry and our customers and potentially have an adverse impact on us.

In 2007, the State of Florida enacted legislation to expand the FHCF’s provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill increased the cost of the optional coverage, which is believed to have contributed to reductions in the amount of this coverage purchased by eligible insurers until the phase-out is complete. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. For 2010, the approved rate increase for Citizens was approximately 5%. The rate increases and cut back on coverage by FHCF and Citizens are expected to support a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share. This legislation may, however, take several years to have a significant effect on the private market; moreover, its impact may not be sufficient to restore stability to the Florida market in light of certain trends that are adversely impacting the stability of local market participants, such as practices and findings relating to sinkhole claims, and the statutes of limitations on alleged windstorm claims from prior accident years. These factors have contributed, for example, to a return to rapid growth in the policies issued by Citizens rather than by private market insurers, diminishing the market in turn for our own coverages. While legislation intended to ameliorate these and other issues in the Florida market has been introduced in the ongoing 2011 Florida legislative session, there can be no assurance that any such legislation will be enacted or that it will indeed succeed in improving the strength and stability of the Florida market.

We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the decline in our property catastrophe gross premiums written in 2008 and 2007 as compared to 2006. The 2007 Florida Bill and other regulatory actions over this period may have contributed to instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009 and 2010, each unusually low catastrophe years. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.

In July 2009, U.S. Rep. Richard Neal introduced the Neal Bill, which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The Obama Administration included similar provisions in its formal 2010 and 2011 budgetary proposals. While the sale of our U.S.-based insurance operations likely reduces our relative exposure to this proposed legislation, we believe that the passage of such legislation could nonetheless adversely affect the reinsurance market broadly and our operations in particular, perhaps materially.

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

In July 2010 the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity. Even if we are not subject to additional regulation by the federal government, new or additional state, federal or international financial sector regulatory reform, including the Dodd-Frank Act, could have a significant impact on us. For example, legislative or regulatory changes, or their resultant impact on our market, could have an unexpected adverse effect on our customers, our competitive position or our rights as a creditor. Although we do not currently expect material adverse consequences to our business from the developments of which we are aware, we cannot assure you this expectation will prove accurate or that the Dodd-Frank Act or other developments will not impact our business more adversely than we currently estimate.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	we are exposed to significant losses from catastrophic events and other exposures that we cover, which we expect to cause significant volatility in our financial results from time to time;

•	the frequency and severity of catastrophic events or other events which we cover could exceed our estimates and cause losses greater than we expect;

•	the risk of the lowering or loss of any of the ratings of RenaissanceRe Holdings Ltd. or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

•	the risk that the sale of substantially all of our U.S.-based insurance operations to QBE on March 4, 2011 may fail to materially enhance our financial results or position or to further our strategy;

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

•

the risk that our customers may fail to make premium payments due to us (a risk that we believe has increased in certain of our key markets), as well as the risk of failures of our reinsurers, brokers or other counterparties to honor their obligations to us, including as regards to the large seismic events of 2010 and 2011, and also including their obligations to make third party payments for which we might be liable;

•

we operate in a highly competitive environment, which we expect to increase over time from new competition from non-traditional participants as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products and as a result of consolidation in the (re)insurance industry;

•

the inherent uncertainties in our reserving process, particularly in regards to the large seismic events of 2010 and 2011, and also including those related to the 2005 and 2008 catastrophes, which uncertainties could increase as the product classes we offer evolve over time;

•

risks relating to adverse legislative developments including the risk of passage of the House Bills or of the putative Earthquake Insurance Affordability Act, the risk of new legislation in Florida continuing to expand the reinsurance coverages offered by the Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance policies written by state-sponsored Citizens Property Insurance Corporation (“Citizens”), or failing to reduce such coverages or implementing new programs which reduce the size of the private market, and the risk that new, state-based or federal legislation will be enacted and adversely impact us;

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

•	a contention by the Internal Revenue Service that Renaissance Reinsurance, or any of our other Bermuda subsidiaries, is subject to U.S. taxation;

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

•	acts of terrorism, war or political unrest;

•	risks that the Dodd-Frank Act may adversely impact our business, or significantly increase our operating costs;

•	operational risks, including system or human failures;

•	risks in connection with our management of third party capital;

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

•

risks arising out of possible changes in the distribution or placement of risks due to increased consolidation of customers or insurance and reinsurance brokers, or from potential changes in their business practices which may be required by future regulatory changes; and

•

risks relating to changes in regulatory regimes and/or accounting rules, which could result in significant changes to our financial results, including but not limited to, the European Union directive concerning capital adequacy, risk management and regulatory reporting for insurers.

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

We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; credit risk; energy and weather-related risk; and equity price risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2010 for additional information related to the Company’s exposure to these risks.

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

RenaissanceRe and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from our business ventures. Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages. Generally, our direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than our reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in more detail above under “Reserves for Claims and Claim Expenses.” In addition, we may from time to time engage in litigation or arbitration related to our claims for payment in respect of ceded reinsurance. Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, we believe that no individual litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.

Item 1A — Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 23, 2011, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the quarter ended March 31, 2011, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$450.9
January 1 - 31, 2011	1,070,449	$64.06	68	$64.22	1,070,381	$64.06	(68.6)
February 1 - 28, 2011	646,242	$68.49	16,940	$68.70	629,302	$68.48	(43.1)
February 22, 2011 - increased authorized share repurchase program to $500.0 million
							160.8

Dollar amount available to be repurchased							500.0
March 1 - 31, 2011	1,016,510	$65.71	61,310	$59.81	955,200	$66.09	(63.1)

Total	2,733,201	$65.72	78,318	$61.74	2,654,883	$65.84	$436.9

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

Item 3 — Defaults Upon Senior Securities

None

Item 5 — Other Information

None

Item 6 — Exhibits

a.	Exhibits:

10.1

Amendment, Consent and Waiver to Credit Agreement, dated as of January 18, 2011,

by and among RenaissanceRe Holdings Ltd., various financial institutions listed on the signature pages thereto and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (1)

10.2	Amendment, Consent and Waiver to Third Amended and Restated Reimbursement Agreement, dated as of January 18, 2011, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., the various financial institutions listed on the signature pages thereto and Wells Fargo Bank, National Association, as Issuing Bank, Collateral Agent and Administrative Agent. (1)

10.3	Waiver Agreement, dated as of January 21, 2011, by and among RenaissanceRe Holdings Ltd., RenRe North America Holdings Inc. and Deutsche Bank Trust Company Americas, as Trustee. (1)

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on January 24, 2011.

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

Date: April 27, 2011