Form 10-Q
period 2011-06-30
RENAISSANCERE HOLDINGS LTD
filed 2011-07-27
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of July 22, 2011 was 51,745,412.

Total number of pages in this report: 96

RenaissanceRe Holdings Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Fixed maturity investments trading, at fair value
(Amortized cost $3,823,651 and $3,859,442 at June 30, 2011 and December 31, 2010, respectively)	$3,864,205	$3,871,780
Fixed maturity investments available for sale, at fair value
(Amortized cost $184,912 and $225,549 at June 30, 2011 and December 31, 2010, respectively)	202,769	244,917
Short term investments, at fair value	774,421	1,110,364
Equity investments trading, at fair value (Cost $32,676 at June 30, 2011)	32,252	—
Other investments, at fair value	839,643	787,548
Investments in other ventures, under equity method	82,197	85,603

Total investments	5,795,487	6,100,212
Cash and cash equivalents	237,737	277,738
Premiums receivable	933,519	322,080
Prepaid reinsurance premiums	245,676	60,643
Reinsurance recoverable	333,245	101,711
Accrued investment income	36,266	34,560
Deferred acquisition costs	90,858	35,648
Receivable for investments sold	257,075	99,226
Other secured assets	—	14,250
Other assets	219,226	205,373
Goodwill and other intangibles	14,383	14,690
Assets of discontinued operations held for sale	2,868	872,147

Total assets	$8,166,340	$8,138,278

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,170,728	$1,257,843
Unearned premiums	830,939	286,183
Debt	349,201	549,155
Reinsurance balances payable	403,152	318,024
Payable for investments purchased	102,545	195,383
Other secured liabilities	—	14,000
Other liabilities	152,853	222,310
Liabilities of discontinued operations held for sale	10,220	598,511

Total liabilities	4,019,638	3,441,409

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	628,001	757,655

Shareholders’ Equity
Preference shares	550,000	550,000
Common shares	51,753	54,110
Additional paid-in capital	5,768	—
Accumulated other comprehensive income	18,031	19,823
Retained earnings	2,889,719	3,312,392

Total shareholders’ equity attributable to RenaissanceRe	3,515,271	3,936,325
Noncontrolling interest	3,430	2,889

Total shareholders’ equity	3,518,701	3,939,214

Total liabilities, noncontrolling interest and shareholders’ equity	$8,166,340	$8,138,278

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2011 and 2010

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Gross premiums written	$641,563	$506,540	$1,252,068	$1,022,551

Net premiums written	$427,995	$329,334	$880,570	$736,493
Increase in unearned premiums	(210,820)	(117,163)	(357,854)	(273,669)

Net premiums earned	217,175	212,171	522,716	462,824
Net investment income	33,328	26,173	93,609	91,882
Net foreign exchange losses	(4,521)	(609)	(3,861)	(11,951)
Equity in earnings (losses) of other ventures	5,128	3,160	(18,625)	5,316
Other (loss) income	(5,167)	(3,742)	44,978	(9,933)
Net realized and unrealized gains on investments	34,979	70,051	29,765	118,251
Total other-than-temporary impairments	—	(798)	—	(831)
Portion recognized in other comprehensive income, before taxes	—	2	—	2

Net other-than-temporary impairments	—	(796)	—	(829)

Total revenues	280,922	306,408	668,582	655,560

Expenses
Net claims and claim expenses incurred	151,261	(18,803)	779,798	78,537
Acquisition expenses	13,883	23,580	46,218	50,015
Operational expenses	42,299	38,040	84,129	83,190
Corporate expenses	4,011	4,493	6,075	9,802
Interest expense	5,730	6,206	11,925	9,362

Total expenses	217,184	53,516	928,145	230,906

Income (loss) from continuing operations before taxes	63,738	252,892	(259,563)	424,654
Income tax benefit	1,773	958	1,825	3,921

Income (loss) from continuing operations	65,511	253,850	(257,738)	428,575
(Loss) income from discontinued operations	(10,094)	18,881	(11,620)	30,328

Net income (loss)	55,417	272,731	(269,358)	458,903
Net (income) loss attributable to noncontrolling interests	(21,903)	(51,915)	63,589	(62,465)

Net income (loss) attributable to RenaissanceRe	33,514	220,816	(205,769)	396,438
Dividends on preference shares	(8,750)	(10,575)	(17,500)	(21,150)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$24,764	$210,241	$(223,269)	$375,288

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share - basic	$0.68	$3.35	$(4.16)	$5.89
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share - basic	(0.20)	0.34	(0.23)	0.53

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share - basic	$0.48	$3.69	$(4.39)	$6.42

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share - diluted (1)	$0.68	$3.32	$(4.16)	$5.84
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share - diluted (1)	(0.20)	0.34	(0.23)	0.53

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share - diluted (1)	$0.48	$3.66	$(4.39)	$6.37

Dividends per common share	$0.26	$0.25	$0.52	$0.50

(1)	Earnings per share calculations use average common shares outstanding - basic, when in a net loss position, as required by FASB ASC Topic Earnings per Share.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2011 and 2010

(in thousands of United States Dollars)

(Unaudited)

	Six months ended
	June 30, 2011	June 30, 2010
Preference shares
Balance - January 1	$550,000	$650,000

Balance - June 30	550,000	650,000

Common shares
Balance - January 1	54,110	61,745
Repurchase of shares	(2,655)	(7,417)
Exercise of options and issuance of restricted stock and awards	298	544

Balance - June 30	51,753	54,872

Additional paid-in capital
Balance - January 1	—	—
Repurchase of shares	546	(17,979)
Change in redeemable noncontrolling interest - DaVinciRe	(143)	5,267
Exercise of options and issuance of restricted stock and awards	5,365	12,712

Balance - June 30	5,768	—

Accumulated other comprehensive income
Balance - January 1	19,823	41,438
Change in net unrealized gains on fixed maturity investments available for sale	(1,792)	(19,283)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	(2)

Balance - June 30	18,031	22,153

Retained earnings
Balance - January 1	3,312,392	3,087,603
Net (loss) income	(269,358)	458,903
Net loss (income) attributable to noncontrolling interests	63,589	(62,465)
Repurchase of shares	(172,683)	(385,939)
Dividends on common shares	(26,721)	(28,735)
Dividends on preference shares	(17,500)	(21,150)

Balance - June 30	2,889,719	3,048,217

Noncontrolling interest	3,430	—

Total shareholders’ equity	$3,518,701	$3,775,242

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2011 and 2010

(in thousands of United States Dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Comprehensive income (loss)
Net income (loss)	$55,417	$272,731	$(269,358)	$458,903
Change in net unrealized gains on fixed maturity investments available for sale	(1,817)	(10,178)	(1,798)	(19,107)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	(2)	—	(2)

Comprehensive income (loss)	53,600	262,551	(271,156)	439,794
Net (income) loss attributable to noncontrolling interests	(21,903)	(51,915)	63,589	(62,465)
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	3	1,562	6	(176)

Comprehensive (income) loss attributable to redeemable noncontrolling interest - DaVinciRe	(21,900)	(50,353)	63,595	(62,641)

Comprehensive income (loss) attributable to RenaissanceRe	$31,700	$212,198	$(207,561)	$377,153

Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains on fixed maturity investments available for sale and net other-than-temporary impairments	$1,292	$7,412	$902	$41,616
Net realized (gains) losses on fixed maturity investments available for sale	(3,106)	(16,824)	(2,694)	(61,728)
Net other-than-temporary impairments recognized in earnings	—	796	—	829

Change in net unrealized gains on fixed maturity investments available for sale	$(1,814)	$(8,616)	$(1,792)	$(19,283)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(in thousands of United States dollars)

(Unaudited)

	Six months ended
	June 30, 2011	June 30, 2010
Cash flows provided by operating activities

Net (loss) income	$(269,358)	$458,903

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization, accretion and depreciation	17,249	26,703
Equity in undistributed losses of other ventures	21,355	7,601
Net realized and unrealized gains on fixed maturity investments	(29,765)	(119,704)
Net other-than-temporary impairments	—	829
Net unrealized gains included in net investment income	(22,270)	(5,693)
Net unrealized (gains) losses included in other income (loss)	(63,141)	13,212
Change in:
Premiums receivable	(611,439)	(431,669)
Prepaid reinsurance premiums	(185,033)	(184,444)
Reinsurance recoverable	(231,534)	14,400
Deferred acquisition costs	(55,210)	(38,855)
Reserve for claims and claim expenses	912,885	(19,923)
Unearned premiums	544,756	548,341
Reinsurance balances payable	85,128	25,343
Other	(82,627)	(6,526)

Net cash provided by operating activities	30,996	288,518

Cash flows provided by investing activities

Proceeds from sales and maturities of fixed maturity investments trading	2,879,215	3,583,799
Purchases of fixed maturity investments trading	(2,811,678)	(6,621,127)
Proceeds from sales and maturities of fixed maturity investments available for sale	48,135	3,158,885
Purchases of fixed maturity investments available for sale	(4,078)	(316,717)
Purchases of equity investments trading	(32,676)	—
Net sales of short term investments	50,852	209,998
Net (purchases) sales of other investments	(23,881)	66,639
Net purchases of investments in other ventures	(21,000)	—
Net sales of other assets	46,984	2,729
Net proceeds from sale of discontinued operations held for sale	269,520	—

Net cash provided by investing activities	401,393	84,206

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(26,721)	(28,735)
Dividends paid - preference shares	(17,500)	(21,150)
RenaissanceRe common share repurchases	(174,792)	(411,335)
Third party DaVinciRe share transactions	(56,708)	(131,370)
Net repayment of debt	(200,000)	—
Issuance of 5.75% Senior Notes	—	249,046

Net cash used in financing activities	(475,721)	(343,544)

Effect of exchange rate changes on foreign currency cash	3,331	(4,842)

Net (decrease) increase in cash and cash equivalents	(40,001)	24,338

Net increase in cash and cash equivalents of discontinued operations	—	(7,151)

Cash and cash equivalents, beginning of period	277,738	203,112

Cash and cash equivalents, end of period	$237,737	$220,299

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

Pursuant to the Stock Purchase Agreement, the Company is subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010 (the “Reserve Collar”). Subsequent to the post-closing review, the Company is liable to pay, or otherwise reimburse QBE amounts up to $10.0 million for net adverse development on prior accident years net claims and claim expenses. Conversely, if prior accident years net claims and claim expenses experience net favorable development, QBE is liable to pay, or otherwise reimburse the Company amounts up to $10.0 million.

During the second quarter of 2011, the Company recognized a $10.0 million liability and corresponding expense related to the Reserve Collar. The $10.0 million represents the maximum amount payable under the Reserve Collar. The Company will continue to evaluate any favorable or adverse developments relating to the Reserve Collar quarterly pursuant to the terms of the Stock Purchase Agreement with QBE.

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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Three months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Premiums written
Direct	$9,309	$2,586
Assumed	632,254	503,954
Ceded	(213,568)	(177,206)

Net premiums written	$427,995	$329,334

Premiums earned
Direct	$4,033	$1,159
Assumed	306,757	285,689
Ceded	(93,615)	(74,677)

Net premiums earned	$217,175	$212,171

Claims and claim expenses
Gross claims and claim expenses incurred	$164,670	$(27,746)
Claims and claim expenses recovered	(13,409)	8,943

Net claims and claim expenses incurred	$151,261	$(18,803)

Six months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Premiums written
Direct	$15,561	$4,079
Assumed	1,236,507	1,018,472
Ceded	(371,498)	(286,058)

Net premiums written	$880,570	$736,493

Premiums earned
Direct	$6,515	$1,720
Assumed	701,292	615,239
Ceded	(185,091)	(154,135)

Net premiums earned	$522,716	$462,824

Claims and claim expenses
Gross claims and claim expenses incurred	$1,027,993	$106,379
Claims and claim expenses recovered	(248,195)	(27,842)

Net claims and claim expenses incurred	$779,798	$78,537

NOTE 4.	EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per common share:

Three months ended June 30,	2011	2010
(in thousands of U.S. dollars, except per share data)
Numerator:
Net income available to RenaissanceRe common shareholders	$24,764	$210,241
Amount allocated to participating common shareholders (1)	(461)	(5,322)

	$24,303	$204,919

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -
Weighted average common shares	50,493	55,538

Per common share equivalents of employee stock options and restricted shares	557	506

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	51,050	56,044

Basic income per RenaissanceRe common share	$0.48	$3.69

Diluted income per RenaissanceRe common share	$0.48	$3.66

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

Six months ended June 30,	2011	2010
(in thousands of U.S. dollars, except per share data)
Numerator:
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(223,269)	$375,288
Amount allocated to participating common shareholders (1)	(514)	(9,486)

	$(223,783)	$365,802

Denominator (in thousands):
Denominator for basic (loss) income per RenaissanceRe common share -
Weighted average common shares	50,994	56,972

Per common share equivalents of employee stock options and restricted shares	—	493

Denominator for diluted (loss) income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions (2)	50,994	57,465

Basic (loss) income per RenaissanceRe common share	$(4.39)	$6.42

Diluted (loss) income per RenaissanceRe common share (2)	$(4.39)	$6.37

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
(2)	Earnings per share calculations use average common shares outstanding - basic, when in a net loss position, as required by the FASB ASC Topic Earnings Per Share.

NOTE 5.	DIVIDENDS AND COMMON SHARE REPURCHASES

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.26 per common share to shareholders of record on each of March 15 and June 15, 2011, respectively.

On May 18, 2011, the Board of Directors approved an increase in the Company’s authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company repurchased 2.7 million shares in open market transactions during the three months ended March 31, 2011, at an aggregate cost of $174.8 million and at an average share price of $65.84. The Company did not repurchase any shares during the three months ended June 30, 2011. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended June 30, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations	Other	Total
Gross premiums written	$607,404	$34,126	$33	$—	$—	$641,563

Net premiums written	$395,856	$32,084	$55		—	$427,995

Net premiums earned	$199,461	$17,233	$481		—	$217,175
Net claims and claim expenses incurred	143,219	8,619	(577)		—	151,261
Acquisition expenses	10,431	3,305	147		—	13,883
Operational expenses	32,901	8,635	763		—	42,299

Underwriting income (loss)	$12,910	$(3,326)	$148		—	9,732

Net investment income					33,328	33,328
Net foreign exchange losses					(4,521)	(4,521)
Equity in earnings of other ventures					5,128	5,128
Other loss					(5,167)	(5,167)
Net realized and unrealized gains on investments					34,979	34,979
Corporate expenses					(4,011)	(4,011)
Interest expense					(5,730)	(5,730)

Income from continuing operations before taxes						63,738
Income tax benefit					1,773	1,773
Loss from discontinued operations					(10,094)	(10,094)
Net income attributable to noncontrolling interests					(21,903)	(21,903)
Dividends on preference shares					(8,750)	(8,750)

Net income available to RenaissanceRe common shareholders						$24,764

Net claims and claim expenses incurred - current accident year	$162,398	$9,612	$(78)			$171,932
Net claims and claim expenses incurred - prior accident years	(19,179)	(993)	(499)			(20,671)

Net claims and claim expenses incurred - total	$143,219	$8,619	$(577)			$151,261

Net claims and claim expense ratio - current accident year	81.4%	55.8%	(16.2%)			79.2%
Net claims and claim expense ratio - prior accident years	(9.6%)	(5.8%)	(103.8%)			(9.6%)

Net claims and claim expense ratio - calendar year	71.8%	50.0%	(120.0%)			69.6%
Underwriting expense ratio	21.7%	69.3%	189.2%			25.9%

Combined ratio	93.5%	119.3%	69.2%			95.5%

Three months ended June 30, 2010	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$496,517	$34,841	$(3,742)	$(21,076)	$—	$506,540

Net premiums written	$319,000	$32,330	$(21,996)		—	$329,334

Net premiums earned	$198,223	$16,630	$(2,682)		—	$212,171
Net claims and claim expenses incurred	(30,332)	7,752	3,777		—	(18,803)
Acquisition expenses	17,941	3,172	2,467		—	23,580
Operational expenses	29,869	4,953	3,218		—	38,040

Underwriting income (loss)	$180,745	$753	$(12,144)		—	169,354

Net investment income					26,173	26,173
Net foreign exchange losses					(609)	(609)
Equity in earnings of other ventures					3,160	3,160
Other loss					(3,742)	(3,742)
Net realized and unrealized gains on fixed maturity investments					70,051	70,051
Net other-than-temporary impairments					(796)	(796)
Corporate expenses					(4,493)	(4,493)
Interest expense					(6,206)	(6,206)

Income from continuing operations before taxes						252,892
Income tax benefit					958	958
Income from discontinued operations					18,881	18,881
Net income attributable to redeemable noncontrolling interest - DaVinciRe					(51,915)	(51,915)
Dividends on preference shares					(10,575)	(10,575)

Net income available to RenaissanceRe common shareholders						$210,241

Net claims and claim expenses incurred - current accident year	$50,994	$7,814	$2,627			$61,435
Net claims and claim expenses incurred - prior accident years	(81,326)	(62)	1,150			(80,238)

Net claims and claim expenses incurred - total	$(30,332)	$7,752	$3,777			$(18,803)

Net claims and claim expense ratio - current accident year	25.7%	47.0%	NMF			29.0%
Net claims and claim expense ratio -prior accident years	(41.0%)	(0.4%)	NMF			(37.9%)

Net claims and claim expense ratio - calendar year	(15.3%)	46.6%	NMF			(8.9%)
Underwriting expense ratio	24.1%	48.9%	NMF			29.1%

Combined ratio	8.8%	95.5%	NMF			20.2%

(1)	Represents $21.0 million and $0.1 million of gross premiums ceded from the Insurance segment to the Lloyd’s segment and from the Insurance segment to the Reinsurance segment, respectively.
NMF	- Not a meaningful figure.

Six months ended June 30, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,181,086	$70,746	$313	$(77)	$—	$1,252,068

Net premiums written	$819,422	$60,821	$327		—	$880,570

Net premiums earned	$488,890	$32,907	$919		—	$522,716
Net claims and claim expenses incurred	738,623	39,142	2,033		—	779,798
Acquisition expenses	40,223	5,766	229		—	46,218
Operational expenses	65,264	17,607	1,258		—	84,129

Underwriting loss	$(355,220)	$(29,608)	$(2,601)		—	(387,429)

Net investment income					93,609	93,609
Net foreign exchange losses					(3,861)	(3,861)
Equity in losses of other ventures					(18,625)	(18,625)
Other income					44,978	44,978
Net realized and unrealized gains on investments					29,765	29,765
Corporate expenses					(6,075)	(6,075)
Interest expense					(11,925)	(11,925)

Loss from continuing operations before taxes						(259,563)
Income tax benefit					1,825	1,825
Loss from discontinued operations					(11,620)	(11,620)
Net loss attributable to noncontrolling interests					63,589	63,589
Dividends on preference shares					(17,500)	(17,500)

Net loss attributable to RenaissanceRe common shareholders						$(223,269)

Net claims and claim expenses incurred - current accident year	$829,760	$38,938	$(69)			$868,629
Net claims and claim expenses incurred - prior accident years	(91,137)	204	2,102			(88,831)

Net claims and claim expenses incurred - total	$738,623	$39,142	$2,033			$779,798

Net claims and claim expense ratio - current accident year	169.7%	118.3%	(7.5%)			166.2%
Net claims and claim expense ratio - prior accident years	(18.6%)	0.6%	228.7%			(17.0%)

Net claims and claim expense ratio - calendar year	151.1%	118.9%	221.2%			149.2%
Underwriting expense ratio	21.6%	71.1%	161.8%			24.9%

Combined ratio	172.7%	190.0%	383.0%			174.1%

(1)	Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

Six months ended June 30, 2010	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$995,102	$48,865	$685	$(22,101)	$—	$1,022,551

Net premiums written	$707,658	$45,981	$(17,146)		—	$736,493

Net premiums earned	$441,292	$23,601	$(2,069)		—	$462,824
Net claims and claim expenses incurred	68,615	10,339	(417)		—	78,537
Acquisition expenses	40,600	4,331	5,084		—	50,015
Operational expenses	63,886	11,087	8,217		—	83,190

Underwriting income (loss)	$268,191	$(2,156)	$(14,953)		—	251,082

Net investment income					91,882	91,882
Net foreign exchange losses					(11,951)	(11,951)
Equity in earnings of other ventures					5,316	5,316
Other loss					(9,933)	(9,933)
Net realized and unrealized gains on fixed maturity investments					118,251	118,251
Net other-than-temporary impairments					(829)	(829)
Corporate expenses					(9,802)	(9,802)
Interest expense					(9,362)	(9,362)

Income from continuing operations before taxes						424,654
Income tax benefit					3,921	3,921
Income from discontinued operations					30,328	30,328
Net income attributable to redeemable noncontrolling interest - DaVinciRe					(62,465)	(62,465)
Dividends on preference shares					(21,150)	(21,150)

Net income available to RenaissanceRe common shareholders						$375,288

Net claims and claim expenses incurred - current accident year	$255,059	$10,500	$5,486			$271,045
Net claims and claim expenses incurred - prior accident years	(186,444)	(161)	(5,903)			(192,508)

Net claims and claim expenses incurred - total	$68,615	$10,339	$(417)			$78,537

Net claims and claim expense ratio - current accident year	57.8%	44.5%	NMF			58.6%
Net claims and claim expense ratio - prior accident years	(42.3%)	(0.7%)	NMF			(41.6%)

Net claims and claim expense ratio - calendar year	15.5%	43.8%	NMF			17.0%
Underwriting expense ratio	23.7%	65.3%	NMF			28.8%

Combined ratio	39.2%	109.1%	NMF			45.8%

(1)	Represents $21.6 million, $0.2 million and $0.2 million of gross premiums ceded from the Insurance segment to the Lloyd’s segment, from the Insurance segment to the Reinsurance segment and from the Reinsurance segment to Lloyd’s segment, respectively.
NMF	- Not a meaningful figure.

NOTE 7.	INVESTMENTS

Fixed Maturity Investments Trading

The following table summarizes the fair value of fixed maturity investments trading:

(in thousands of U.S. dollars)	June 30, 2011	December 31, 2010
U.S. treasuries	$454,148	$761,461
Agencies	189,765	216,963
Non-U.S. government (Sovereign debt)	318,832	157,867
FDIC guaranteed corporate	232,992	388,468
Non-U.S. government-backed corporate	408,057	356,119
Corporate	1,624,819	1,476,029
Agency mortgage-backed	279,354	383,403
Non-agency mortgage-backed	80,046	5,765
Commercial mortgage-backed	260,231	125,705
Asset-backed	15,961	—

Total fixed maturity investments trading, at fair value	$3,864,205	$3,871,780

Fixed Maturity Investments Available For Sale

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$18,914	$2,701	$(17)	$21,598	$—
Non-U.S. government-backed corporate	1,324	62	—	1,386	—
Corporate	24,310	2,955	(396)	26,869	(1,073)
Agency mortgage-backed	16,002	1,271	—	17,273	—
Non-agency mortgage-backed	22,712	2,879	(56)	25,535	(1,951)
Commercial mortgage-backed	72,931	7,450	(2)	80,379	—
Asset-backed	28,719	1,063	(53)	29,729	(598)

Total fixed maturity investments available for sale	$184,912	$18,381	$(524)	$202,769	$(3,622)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Investments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in Accumulated Other Comprehensive Income
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$23,836	$2,830	$(146)	$26,520	$—
Non-U.S. government-backed corporate	1,332	53	—	1,385	—
Corporate	33,018	3,768	(404)	36,382	(1,818)
Agency mortgage-backed	17,159	1,245	—	18,404	—
Non-agency mortgage-backed	24,972	3,452	(40)	28,384	(2,063)
Commercial mortgage-backed	86,194	7,570	(29)	93,735	—
Asset-backed	39,038	1,124	(55)	40,107	(598)

Total fixed maturity investments available for sale	$225,549	$20,042	$(674)	$244,917	$(4,479)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Investments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

Contractual maturities of fixed maturity investments are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Trading		Available for Sale		Total Fixed Maturity Investments
June 30, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands of U.S. dollars)
Due in less than one year	$199,913	$200,894	$795	$787	$200,708	$201,681
Due after one through five years	1,952,391	1,970,021	14,889	16,822	1,967,280	1,986,843
Due after five through ten years	886,648	904,978	17,643	18,941	904,291	923,919
Due after ten years	149,902	152,720	11,221	13,303	161,123	166,023
Mortgage-backed	618,843	619,631	111,645	123,187	730,488	742,818
Asset-backed	15,954	15,961	28,719	29,729	44,673	45,690

Total	$3,823,651	$3,864,205	$184,912	$202,769	$4,008,563	$4,066,974

Equity Investments Trading

The following table summarizes the fair value of equity investments trading:

(in thousands of U.S. dollars)	June 30, 2011	December 31, 2010
Financial institution securities	$32,252	$—

Pledged Investments

At June 30, 2011, $829.7 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s principal letter of credit facility. Of this amount, $77.1 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Net Investment Income

The components of net investment income are as follows:

Three months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Fixed maturity investments	$24,426	$28,014
Short term investments	433	682
Equity investments trading	112	—
Other investments
Hedge funds and private equity investments	8,230	8,188
Other	2,838	(8,184)
Cash and cash equivalents	45	22

	36,084	28,722
Investment expenses	(2,756)	(2,549)

Net investment income	$33,328	$26,173

Six months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Fixed maturity investments	$52,339	$56,889
Short term investments	1,028	1,168
Equity investments trading	126	—
Other investments
Hedge funds and private equity investments	31,737	25,724
Other	13,665	13,034
Cash and cash equivalents	86	83

	98,981	96,898
Investment expenses	(5,372)	(5,016)

Net investment income	$93,609	$91,882

The Company’s net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

Three months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Gross realized gains	$15,430	$28,753
Gross realized losses	(4,156)	(5,962)

Net realized gains on fixed maturity investments	11,274	22,791
Net unrealized gains on fixed maturity investments trading	24,728	47,260
Net unrealized losses on equity investments trading	(1,023)	—

Net realized and unrealized gains on investments	$34,979	$70,051

Total other-than-temporary impairments	$—	$(798)
Portion recognized in other comprehensive income, before taxes	—	2

Net other-than-temporary impairments	$—	$(796)

Six months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Gross realized gains	$25,992	$77,601
Gross realized losses	(16,773)	(11,132)

Net realized gains on fixed maturity investments	9,219	66,469
Net unrealized gains on fixed maturity investments trading	20,970	51,782
Net unrealized losses on equity investments trading	(424)	—

Net realized and unrealized gains on investments	$29,765	$118,251

Total other-than-temporary impairments	$—	$(831)
Portion recognized in other comprehensive income, before taxes	—	2

Net other-than-temporary impairments	$—	$(829)

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$756	$(8)	$240	$(9)	$996	$(17)
Corporate	1,352	(294)	661	(102)	2,013	(396)
Non-agency mortgage-backed	573	(13)	922	(43)	1,495	(56)
Commercial mortgage-backed	493	(2)	—	—	493	(2)
Asset-backed	—	—	6,370	(53)	6,370	(53)

Total	$3,174	$(317)	$8,193	$(207)	$11,367	$(524)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)
Non-U.S. government (Sovereign debt)	$2,363	$(129)	$291	$(17)	$2,654	$(146)
Corporate	2,581	(285)	801	(119)	3,382	(404)
Non-agency mortgage-backed	—	—	1,645	(40)	1,645	(40)
Commercial mortgage-backed	2,199	(29)	—	—	2,199	(29)
Asset-backed	3,172	(39)	3,196	(16)	6,368	(55)

Total	$10,315	$(482)	$5,933	$(192)	$16,248	$(674)

At June 30, 2011, the Company held 21 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its investments for the six months ended June 30, 2011 and 2010, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

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

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the six months ended June 30, 2011, the Company recognized $Nil of other-than-temporary impairments due to the Company’s intent to sell securities as of June 30, 2011 (June 30, 2010 - $Nil).

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2011, the Company recognized $Nil of other-than-temporary impairments due to required sales (June 30, 2010 - $Nil).

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the six months ended June 30, 2011 and 2010, the Company recognized $Nil and $0.8 million of credit related other-than-temporary impairments, respectively, which were recognized in earnings and $Nil and $2 thousand, respectively, related to other factors.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

Three months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Balance - April 1	$2,875	$4,064
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	39
Reductions:
Securities sold during the period	(246)	(505)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—

Balance - June 30	$2,629	$3,598

Six months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Balance - January 1	$3,098	$9,987
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	70
Reductions:
Securities sold during the period	(469)	(6,459)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—

Balance - June 30	$2,629	$3,598

NOTE 8.	FAIR VALUE MEASUREMENTS

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

June 30, 2011	Total	Level 1	Level 2	Level 3
(in thousands of U.S. dollars)
Fixed maturity investments
U.S. treasuries	$454,148	$454,148	$—	$—
Agencies	189,765	—	189,765	—
Non-U.S. government (Sovereign debt)	340,430	—	340,430	—
FDIC guaranteed corporate	232,992	—	232,992	—
Non-U.S. government-backed corporate	409,443	—	409,443	—
Corporate	1,651,688	—	1,630,424	21,264
Agency mortgage-backed	296,627	—	296,627	—
Non-agency mortgage-backed	105,581	—	105,581	—
Commercial mortgage-backed	340,610	—	340,610	—
Asset-backed	45,690	—	45,690	—

Total fixed maturity investments	4,066,974	454,148	3,591,562	21,264
Short term investments	774,421	—	774,421	—
Equity investments trading	32,252	32,252	—	—
Other investments
Private equity partnerships	363,688	—	—	363,688
Senior secured bank loan funds	247,528	—	236,828	10,700
Catastrophe bonds	93,805	—	92,977	828
Non-U.S. fixed income funds	88,962	—	88,962	—
Hedge funds	39,753	—	39,753	—
Miscellaneous other investments	5,907	—	—	5,907

Total other investments	839,643	—	458,520	381,123

Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	52,087	—	—	52,087
Derivatives	25,351	1,323	20,955	3,073
Other	15,048	(2,784)	—	17,832

Total other assets and (liabilities)	92,486	(1,461)	20,955	72,992

	$5,805,776	$484,939	$4,845,458	$475,379

December 31, 2010	Total	Level 1	Level 2	Level 3
(in thousands of U.S. dollars)
Fixed maturity investments
U.S. treasuries	$761,461	$761,461	$—	$—
Agencies	216,963	—	216,963	—
Non-U.S. government (Sovereign debt)	184,387	—	184,387	—
FDIC guaranteed corporate	388,468	—	388,468	—
Non-U.S. government-backed corporate	357,504	—	357,504	—
Corporate	1,512,411	—	1,490,626	21,785
Agency mortgage-backed	401,807	—	401,807	—
Non-agency mortgage-backed	34,149	—	34,149	—
Commercial mortgage-backed	219,440	—	219,440	—
Asset-backed	40,107	—	40,107	—

Total fixed maturity investments	4,116,697	761,461	3,333,451	21,785
Short term investments	1,110,364	—	1,110,364	—
Other investments
Private equity partnerships	347,556	—	—	347,556
Senior secured bank loan funds	166,106	—	158,386	7,720
Catastrophe bonds	123,961	—	123,961	—
Non-U.S. fixed income funds	80,224	—	80,224	—
Hedge funds	41,005	—	41,005	—
Miscellaneous other investments	28,696	—	21,870	6,826

Total other investments	787,548	—	425,446	362,102
Other secured assets	14,250	—	14,250	—

Other assets and (liabilities)
Platinum warrants	44,925	—	44,925	—
Assumed and ceded (re)insurance contracts	1,772	—	—	1,772
Derivatives	2,693	(51)	6,245	(3,501)
Other	13,629	(4,599)	—	18,228

Total other assets and (liabilities)	63,019	(4,650)	51,170	16,499

	$6,091,878	$756,811	$4,934,681	$400,386

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

U.S. treasuries

At June 30, 2011, the Company’s U.S. treasuries fixed maturity investments had a weighted average effective yield of 1.1%, a weighted average credit quality of AAA, and are primarily priced by pricing vendors. When pricing these securities, the vendor utilizes daily data from many real time market sources, including active broker dealers, as such, the Company considers its U.S. treasuries fixed maturity investments Level 1. All data sources are regularly reviewed for accuracy to ensure the most reliable price source is used for each issue and maturity date.

Agencies

At June 30, 2011, the Company’s agencies fixed maturity investments had a weighted average effective yield of 0.7% and a weighted average credit quality of AAA. The issuers of the Company’s agencies fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources and integrates other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The dollar value for each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. The Company considers its agencies fixed maturity investments Level 2.

Non-U.S. government (Sovereign debt)

Non-U.S. government fixed maturity investments held by the Company at June 30, 2011, had a weighted average effective yield of 2.4% and a weighted average credit quality of AA. The issuers for securities in this sector are generally non-U.S. governments and agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. The Company considers its non-U.S. government fixed maturity investments Level 2.

FDIC guaranteed corporate

The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average effective yield of 0.4% and a weighted average credit quality of AAA at June 30, 2011. The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve. The Company considers its FDIC guaranteed corporate fixed maturity investments Level 2.

Non-U.S. government-backed corporate

Non-U.S. government-backed corporate fixed maturity investments are considered Level 2 by the Company and had a weighted average effective yield of 1.3% and a weighted average credit quality of AAA at June 30, 2011. Non-U.S. government-backed fixed maturity investments are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate

At June 30, 2011, the Company’s corporate fixed maturity investments had a weighted average effective yield of 3.9% and a weighted average credit quality of A, and principally consist of U.S. and international corporations. The Company’s corporate fixed maturity investments are primarily priced by pricing vendors, and are considered Level 2 by the Company. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtains credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve.

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

Agency mortgage-backed

At June 30, 2011, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 3.0%, a weighted average credit quality of AAA and a weighted average life of 4.4 years. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active and the to be announced (“TBA”) market which is very liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes. The Company considers its agency mortgage-backed fixed maturity investments Level 2.

Non-agency mortgage-backed

The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments, and the Company considers these fixed maturity investments Level 2. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At June 30, 2011, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 5.9%, a weighted average credit quality of A and a weighted average life of 5.3 years. The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2011 have a weighted average effective yield of 6.7%, a weighted average credit quality of AA, a weighted average life of 4.1 years, and are from vintage years 2006 and prior. Securities held in these sectors are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active TBA market which is extremely liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated by daily active market quotes.

Commercial mortgage-backed

The Company’s commercial mortgage-backed fixed maturity investments held at June 30, 2011 have a weighted average effective yield of 3.5%, a weighted average credit quality of AAA and a weighted average life of 3.3 years. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Asset-backed

At June 30, 2011, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.3%, a weighted average credit quality of AAA and a weighted average life of 4.1 years. The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables and other receivables. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

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

Other Investments

Private equity partnerships

Included in the Company’s investments in private equity partnerships at June 30, 2011 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information, and as a result is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers.

Senior secured bank loan funds

At June 30, 2011, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are estimated using the net asset value per share of the funds. Investments of $236.8 million are redeemable in part, on a monthly basis, or in whole over a three month period. These investments are valued at the net asset value of the fund and are considered Level 2. The Company also has a $10.7 million investment in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using monthly net asset valuations received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

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

Other secured assets

Other secured assets represent contractual rights under a purchase agreement, contingent purchase agreement and credit derivatives agreement with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio. The Company’s other secured assets are accounted for at fair value based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. As such, the Company considers its other secured assets Level 2.

Other assets and liabilities

Included in other assets and liabilities measured at fair value at June 30, 2011 are certain derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and the fair value of these contracts is obtained through the use of exchange traded market prices, or in the absence of such market prices, industry or internal valuation models, as such, these products are considered Level 1 and Level 3, respectively. The Company considers assumed and ceded reinsurance contracts accounted for at fair value as Level 3, as the fair value of these contracts is obtained through the use of internal valuation models with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. In addition, other assets and liabilities include certain other derivatives entered into by the Company; the fair value of these transactions include the fair value of certain exchange traded foreign currency forward contracts which are considered Level 1, and the fair value of certain credit derivatives, determined using industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs.

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $52.3 million and $0.2 million, respectively, at June 30, 2011 (December 31, 2010 - $1.8 million and $Nil, respectively). During the three and six months ended June 30, 2011, the Company recorded (losses) gains of $(1.0) million and $42.6 million, respectively, which are included in other (loss) income and represent changes in the fair value of these contracts (June 30, 2010 - losses of $0.9 million and $2.3 million, respectively).

Senior Notes

In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. At June 30, 2011, the fair value of the 5.875% Senior Notes was $105.3 million (December 31, 2010 - $105.9 million).

In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At June 30, 2011, the fair value of the 5.75% Senior Notes was $257.6 million (December 31, 2010 - $252.4 million). The fair value of RenaissanceRe’s 5.875% Senior Notes and RRNAH’s 5.75% Senior Notes is determined using indicative market pricing obtained from third-party service providers.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2011	$21,826	$381,815	$68,380	$472,021

Total unrealized (losses) gains
Included in net investment income	(562)	6,135	—	5,573
Included in other (loss) income	—	—	91	91

Total realized gains
Included in net investment income	—	—	—	—
Included in other (loss) income	—	—	3,307	3,307

Total foreign exchange gains (losses)	—	553	(91)	462

Purchases	—	11,219	8,984	20,203
Sales	—	—	(6,864)	(6,864)
Settlements	—	(18,599)	(815)	(19,414)

Net transfers in and/or out of Level 3	—	—	—	—

Balance - June 30, 2011	$21,264	$381,123	$72,992	$475,379

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands of U.S. dollars)	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2011	$21,785	$362,102	$16,499	$400,386

Total unrealized gains (losses)
Included in net investment income	(521)	29,892	—	29,371
Included in other income (loss)	—	—	41,599	41,599

Total realized gains
Included in net investment income	—	—	—	—
Included in other income (loss)	—	—	12,822	12,822

Total foreign exchange losses	—	1,922	(142)	1,780

Purchases	—	28,684	10,615	39,299
Sales	—	—	(11,024)	(11,024)
Settlements	—	(41,477)	2,623	(38,854)

Net transfers in and/or out of Level 3	—	—	—	—

Balance - June 30, 2011	$21,264	$381,123	$72,992	$475,379

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended June 30, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)

Balance - April 1	$393,388	$8,386	$401,774

Total net unrealized (losses) gains
Included in net investment income	(5,724)	—	(5,724)
Included in other (loss) income	—	8,921	8,921

Total net realized gains
Included in net investment income	—	—	—
Included in other (loss) income	—	7,393	7,393

Total net foreign exchange losses	(1,051)	(217)	(1,268)

Purchases	11,304	1,233	12,537
Issuances	—	(10,064)	(10,064)
Settlements	(83,254)	(499)	(83,753)

Net transfers in and/or out of Level 3	—	—	—

Balance - June 30	$314,663	$15,153	$329,816

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six months ended June 30, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)
Balance - January 1	$393,913	$17,026	$410,939

Total net unrealized (losses) gains
Included in net investment income	3,167	—	3,167
Included in other (loss) income	—	14	14

Total net realized gains
Included in net investment income	—	—	—
Included in other (loss) income	—	13,112	13,112

Total net foreign exchange losses	(3,266)	(701)	(3,967)

Purchases	19,674	4,301	23,975
Issuances	—	(27,233)	(27,233)
Settlements	(98,825)	8,634	(90,191)

Net transfers in and/or out of Level 3	—	—	—

Balance - June 30	$314,663	$15,153	$329,816

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

(in thousands of U.S. dollars)	June 30, 2011	December 31, 2010
Other investments	$839,643	$787,548

Other secured assets	$—	$14,250

Other assets and (liabilities)	$69,919	$20,000

Included in net investment income for the three and six months ended June 30, 2011 was $5.7 million and $33.7 million, respectively, of net unrealized gains related to the changes in fair value of other investments (June 30, 2010 - net unrealized (losses) gains of $(19.2) million and $5.7 million, respectively). Net unrealized losses related to the changes in the fair value of other secured assets recorded in other (loss) income was $36 thousand and $0.1 million, respectively, for the three and six months ended June 30, 2011 (June 30, 2010 - net unrealized losses of $0.2 million and $0.3 million, respectively). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other (loss) income was $(0.8) million and $43.3 million for the three and six months ended June 30, 2011 (June 30, 2010 – net unrealized losses of $0.2 million and $1.0 million, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At June 30, 2011	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands of U.S. dollars)
Private equity partnerships	$363,688	$171,457	See below	See below
Senior secured bank loan funds	247,528	14,636	See below	See below
Non-U.S. fixed income funds	88,962	—	Monthly, bi-monthly	5 - 20 days
Hedge funds	39,753	—	Annually, bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$739,931	$186,093

Private equity partnerships – Included in the Company’s investments in private equity partnerships are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair values of the investments in this category have been estimated using the net asset value of the investments. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the limited partnership.

Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $236.8 million are redeemable, in part on a monthly basis, or in whole over a three month period.

The Company also has a $10.7 million investment in a closed end fund which invests in loans. The Company has no right to redeem its investment in this fund.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in European high yield bonds and non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $51.3 million are redeemable, in whole or in part, on a bi-monthly basis. The remaining $37.7 million can generally only be redeemed by the Company at a rate of 10% per month. The issuers of these securities may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The strategies employed include, among others, the following: fundamentally driven long/short; event oriented; and private investments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Included in the Company’s hedge funds is $7.4 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 9.	NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interest – DaVinciRe

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the three and six months ended June 30, 2011 and 2010 is recorded in the consolidated statements of operations as net loss (income) attributable to noncontrolling interests. The Company’s ownership in DaVinciRe was 42.8% at June 30, 2011 (December 31, 2010 - 41.2%).

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

In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe have submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $17.6 million at June 30, 2011.

On June 1, 2011, DaVinciRe completed an equity raise of $100.0 million from new and existing shareholders, including $30.0 million contributed by the Company. The capital raised will be used to support the ongoing underwriting activities of DaVinci, which primarily writes property catastrophe reinsurance and certain classes of specialty reinsurance. As a result of the equity raise, the Company’s ownership in DaVinciRe decreased to 42.8% effective June 1, 2011, compared to 44.0% effective January 1, 2011. The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

Three months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Balance - April 1	$536,717	$658,525
Purchase of shares from redeemable noncontrolling interest	(446)	(1,337)
Sale of shares to redeemable noncontrolling interest	70,000	—
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	21,733	51,915
Other comprehensive loss attributable to redeemable noncontrolling interest	(3)	(1,562)

Balance - June 30	$628,001	$707,541

Six months ended June 30,	2011	2010
(in thousands of U.S. dollars)
Balance - January 1	$757,655	$786,647
Purchase of shares from redeemable noncontrolling interest	(135,618)	(141,747)
Sale of shares to redeemable noncontrolling interest	70,000	—
Comprehensive income:
Net (loss) income attributable to redeemable noncontrolling interest	(64,030)	62,465
Other comprehensive (loss) income attributable to redeemable noncontrolling interest	(6)	176

Balance - June 30	$628,001	$707,541

Angus Fund L.P. (the “Angus Fund”)

In December 2010, REAL and RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, invested $40 thousand in the Angus Fund, representing a 1.0% ownership interest at June 30, 2011 (December 31, 2010—$40 thousand and 1.0%, respectively), and RRCA, a limited partner, invested $1.0 million in the Angus Fund, representing a 24.2% ownership interest at June 30, 2011 (December 31, 2010 - $1.0 million and 24.8%, respectively). The Angus Fund was formed to provide capital to, and make investments in, companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a variable interest entity (“VIE”), and therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The Company expects its ownership in the Angus Fund to fluctuate over time. The portion of the Angus Fund’s earnings owned by third parties for the three and six months ended June 30, 2011 is recorded in the consolidated statements of operations as net loss (income) attributable to noncontrolling interests.

The activity in noncontrolling interest is detailed in the table below:

Three months ended June 30,	2011
(in thousands of U.S. dollars)
Balance - April 1	$3,160
Net sale of shares to noncontrolling interest	100
Net income attributable to noncontrolling interest	170

Balance - June 30	$3,430

Six months ended June 30,	2011
(in thousands of U.S. dollars)
Balance - January 1	$2,889
Net sale of shares to noncontrolling interest	100
Net income attributable to noncontrolling interest	441

Balance - June 30	$3,430

NOTE 10.	DERIVATIVE INSTRUMENTS AND OTHER SECURED ASSETS AND OTHER SECURED LIABILITIES

The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
	At June 30, 2011		At December 31, 2010
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other assets	$1,476	Other assets	$2,459
Foreign currency forward contracts (1)	Other assets	21,679	Other assets	6,341
Credit default swaps	Other assets	3,326	Other assets	3,064
Energy and weather contracts (4)	Other assets	8,449	Other assets	17,925
Platinum warrant	Other assets	—	Other assets	44,925

Total		$34,930		$74,714

	Derivative Liabilities
	At June 30, 2011		At December 31, 2010
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other liabilities	$152	Other liabilities	$719
Foreign currency forward contracts (2)	Other liabilities	4,045	Other liabilities	3,141
Foreign currency forward contracts (3)	Other liabilities	6	Other liabilities	44
Energy and weather contracts (4)	Other liabilities	5,376	Other liabilities	15,013

Total		$9,579		$18,917

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.
(4)	Included in other assets is $9.3 million of derivative assets and $0.9 million of derivative liabilities at June 30, 2011 (December 31, 2010 - $21.7 million and $3.7 million, respectively). Included in other liabilities is $6.9 million of derivative assets and $12.3 million of derivative liabilities at June 30, 2011 (December 31, 2010 - $9.9 million and $24.9 million, respectively).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

Three months ended June 30,	Location of gain (loss) recognized on derivatives	Amount of (loss) gain recognized on derivatives
		2011	2010
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$(7,693)	$88
Foreign currency forward contracts (1)	Net foreign exchange losses	9,208	2,182
Foreign currency forward contracts (2)	Net foreign exchange losses	(7,752)	23,357
Foreign currency forward contracts (3)	Net foreign exchange losses	(212)	3,899
Credit default swaps	Other (loss) income	420	(369)
Energy and weather contracts	Other (loss) income	1,429	4,095
Platinum warrant	Other (loss) income	—	(1,668)

Total		$(4,600)	$31,584

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

Six months ended June 30,	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
		2011	2010
(in thousands of U.S. dollars)
Interest rate futures	Net investment income	$(8,347)	$(465)
Foreign currency forward contracts (1)	Net foreign exchange losses	17,007	474
Foreign currency forward contracts (2)	Net foreign exchange losses	(21,152)	38,809
Foreign currency forward contracts (3)	Net foreign exchange losses	(648)	916
Credit default swaps	Other (loss) income	1,142	(87)
Energy and weather contracts	Other (loss) income	9,929	7,185
Platinum warrant	Other (loss) income	2,975	(5,365)

Total		$906	$41,467

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

The Company is not aware of the existence of any credit risk-related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2011.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At June 30, 2011, the Company had $6.0 billion of notional long positions and $259.9 million of notional short positions of primarily Eurodollar and U.S. Treasury and non-U.S. dollar futures contracts (December 31, 2010 - $2.2 billion and $209.1 million, respectively). The fair value of these derivatives is determined using exchange traded prices.

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

Underwriting Operations Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2011, the Company had outstanding underwriting related foreign currency contracts of $114.1 million in notional long positions and $499.8 million in notional short positions, denominated in U.S. dollars (December 31, 2010 - $42.0 million and $188.1 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange losses in its consolidated statements of operations. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2011, the Company had outstanding investment portfolio related foreign currency contracts of $187.7 million in notional long positions and $447.0 million in notional short positions, denominated in U.S. dollars (December 31, 2010 - $69.2 million and $281.0 million, respectively).

Energy and Risk Operations Related Foreign Currency Contracts

The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company’s energy and risk operations related foreign currency contracts is based on exchange traded prices. At June 30, 2011, the Company’s energy and risk management operations had outstanding foreign currency contracts of $Nil in notional long positions and $0.4 million in notional short positions, denominated in U.S. dollars (December 31, 2010 - $Nil and $10.0 million, respectively).

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, to assist in managing the credit risk associated with ceded reinsurance, or to assume or hedge credit risk. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2011, the Company had outstanding credit derivatives of $15.0 million in notional long positions and $96.5 million in notional short positions, denominated in U.S. dollars (December 31, 2010 - $15.0 million and $118.0 million, respectively).

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

The Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

	Quantity (1)
	June 30, 2011	December 31, 2010	Unit of measurement
Energy	84,619,434	136,767,119	One million British thermal units (“MMBTUs”)
Temperature	1,286,001	5,419,846	$ per Degree Day Fahrenheit
Agriculture	6,607,000	260,000	Bushels

(1)	Represents the sum of gross long and gross short derivative contracts.

At June 30, 2011, RenaissanceRe had provided guarantees in the aggregate amount of $245.5 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Other Secured Assets and Other Secured Liabilities

Other secured assets and other secured liabilities represented the contractual rights and obligations under a purchase agreement, contingent purchase agreement and credit derivatives agreement (collectively, the “Agreements”) with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio (“Cat-Linked Securities”). Under the terms of the Agreements, the Company sold its ownership interest in Cat-Linked Securities to the bank at par. During the three and six months ended June 30, 2011, Cat-Linked Securities with a par amount of $14.0 million and $14.0 million matured, respectively (June 30, 2010 - $10.0 million and $10.0 million, respectively). The Agreements allowed the Company to repurchase these securities at par and obligated the Company to repurchase the securities under certain circumstances including catastrophe triggering events and events of default. As a result of these transactions, the Company received a spread over LIBOR on the outstanding Cat-Linked Securities, less a financing fee.

The Company accounted for the sale of the Cat-Linked Securities under the Agreements as a secured borrowing with a pledge of collateral under the provisions of FASB ASC Topic Transfers and Servicing, and accordingly recognized no gain or loss upon the transaction date. The credit derivatives agreement was accounted for at fair value with changes in fair value recognized in other (loss) income. As a result of the Agreements, the Company recognized its Cat-Linked Securities as other secured assets, which represented the fair value of the pledged collateral and credit derivatives agreement, and other secured liabilities which represented its obligation to repurchase the Cat-Linked Securities at par. The Company recognized $36 thousand and $0.1 million, respectively, of other loss in its consolidated statements of operations from these transactions, representing a spread over LIBOR less the financing fee on the Cat-Linked Securities for the three and six months ended June 30, 2011, inclusive of the change in the fair value of the credit derivatives agreement (June 30, 2010 - $0.2 million and $0.3 million, respectively).

NOTE 11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES

The following tables present condensed consolidating balance sheets at June 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three and six months ended June 30, 2011 and 2010, and statements of cash flows for the six months ended June 30, 2011 and 2010, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.

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

Condensed Consolidating Balance Sheet June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$401,633	$140,755	$5,253,099	$—	$5,795,487
Cash and cash equivalents	3,014	276	234,447	—	237,737
Investments in subsidiaries	2,962,925	132,062	—	(3,094,987)	—
Due from subsidiaries and affiliates	278,948	—	—	(278,948)	—
Premiums receivable	—	—	933,519	—	933,519
Prepaid reinsurance premiums	—	—	245,676	—	245,676
Reinsurance recoverable	—	—	333,245	—	333,245
Accrued investment income	3,549	402	32,315	—	36,266
Deferred acquisition costs	—	—	90,858	—	90,858
Other assets	39,233	16,980	635,929	(1,458)	490,684
Assets of discontinued operations held for sale	—	2,868	—	—	2,868

Total assets	$3,689,302	$293,343	$7,559,088	$(3,375,393)	$8,166,340

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$2,170,728	$—	$2,170,728
Unearned premiums	—	—	830,939	—	830,939
Debt	124,000	249,201	—	(24,000)	349,201
Amounts due to subsidiaries and affiliates	—	2,488	—	(2,488)	—
Reinsurance balances payable	—	—	403,152	—	403,152
Other liabilities	50,031	15,315	191,510	(1,458)	255,398
Liabilities of discontinued operations held for sale	—	10,220	—	—	10,220

Total liabilities	174,031	277,224	3,596,329	(27,946)	4,019,638

Redeemable noncontrolling interest - DaVinciRe	—	—	628,001	—	628,001

Shareholders’ Equity
Total shareholders’ equity	3,515,271	16,119	3,334,758	(3,347,447)	3,518,701

Total liabilities, noncontrolling interests and shareholders’ equity	$3,689,302	$293,343	$7,559,088	$(3,375,393)	$8,166,340

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$517,640	$12,560	$5,570,012	$—	$6,100,212
Cash and cash equivalents	3,414	3,940	270,384	—	277,738
Investments in subsidiaries	3,533,266	140,923	—	(3,674,189)	—
Due from subsidiaries and affiliates	145,298	—	—	(145,298)	—
Premiums receivable	—	—	322,080	—	322,080
Prepaid reinsurance premiums	—	—	60,643	—	60,643
Reinsurance recoverable	—	—	101,711	—	101,711
Accrued investment income	3,720	5	30,835	—	34,560
Deferred acquisition costs	—	—	35,648	—	35,648
Other assets	139,654	2,307	318,077	(126,499)	333,539
Assets of discontinued operations held for sale	—	872,147	—	—	872,147

Total assets	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,257,843	$—	$1,257,843
Unearned premiums	—	—	286,183	—	286,183
Debt	377,512	374,196	200,000	(402,553)	549,155
Amounts due to subsidiaries and affiliates	—	843	—	(843)	—
Reinsurance balances payable	—	—	318,024	—	318,024
Other liabilities	29,155	22,623	379,915	—	431,693
Liabilities of discontinued operations held for sale	—	598,511	—	—	598,511

Total liabilities	406,667	996,173	2,441,965	(403,396)	3,441,409

Redeemable noncontrolling interest - DaVinciRe	—	—	757,655	—	757,655

Shareholders’ Equity
Total shareholders’ equity	3,936,325	35,709	3,509,770	(3,542,590)	3,939,214

Total liabilities, noncontrolling interests and shareholders’ equity	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$217,175	$—	$217,175
Net investment income	5,586	203	29,441	(1,902)	33,328
Net foreign exchange gains (losses)	5	—	(4,526)	—	(4,521)
Equity in earnings of other ventures	—	—	5,128	—	5,128
Other income (loss)	29	—	(5,196)	—	(5,167)
Net realized and unrealized gains (losses) on investments	3,324	(39)	31,694	—	34,979

Total revenues	8,944	164	273,716	(1,902)	280,922

Expenses
Net claims and claim expenses incurred	—	—	151,261	—	151,261
Acquisition expenses	—	—	13,883	—	13,883
Operational expenses	(1,196)	1,542	41,953	—	42,299
Corporate expenses	3,474	48	489	—	4,011
Interest expense	2,559	3,617	645	(1,091)	5,730

Total expenses	4,837	5,207	208,231	(1,091)	217,184

Income (loss) before equity in net income (loss) of subsidiaries and taxes	4,107	(5,043)	65,485	(811)	63,738
Equity in net income (loss) of subsidiaries	29,407	(2,568)	—	(26,839)	—

Income (loss) from continuing operations before taxes	33,514	(7,611)	65,485	(27,650)	63,738
Income tax benefit	—	1,512	261	—	1,773

Income (loss) from continuing operations	33,514	(6,099)	65,746	(27,650)	65,511
Loss from discontinued operations	—	(10,094)	—	—	(10,094)

Net income (loss)	33,514	(16,193)	65,746	(27,650)	55,417
Net loss attributable to noncontrolling interests	—	—	(21,903)	—	(21,903)

Net income (loss) attributable to RenaissanceRe	33,514	(16,193)	43,843	(27,650)	33,514
Dividends on preference shares	(8,750)	—	—	—	(8,750)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$24,764	$(16,193)	$43,843	$(27,650)	$24,764

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended June 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$212,171	$—	$212,171
Net investment (loss) income	(2,589)	550	28,212	—	26,173
Net foreign exchange losses	(530)	—	(79)	—	(609)
Equity in earnings of other ventures	—	—	3,160	—	3,160
Other loss	(374)	—	(3,368)	—	(3,742)
Net realized and unrealized gains on fixed maturity investments	2,406	993	66,652	—	70,051
Net other-than-temporary impairments	—	—	(796)	—	(796)

Total revenues	(1,087)	1,543	305,952	—	306,408

Expenses
Net claims and claim expenses incurred	—	—	(18,803)	—	(18,803)
Acquisition expenses	—	—	23,580	—	23,580
Operational expenses	(1,429)	1,326	36,527	1,616	38,040
Corporate expenses	3,720	61	712	—	4,493
Interest expense	1,469	4,353	5,340	(4,956)	6,206

Total expenses	3,760	5,740	47,356	(3,340)	53,516

(Loss) income before equity in net income (loss) of subsidiaries and taxes	(4,847)	(4,197)	258,596	3,340	252,892
Equity in net income (loss) of subsidiaries	225,663	(13,249)	—	(212,414)	—

Income (loss) from continuing operations before taxes	220,816	(17,446)	258,596	(209,074)	252,892
Income tax benefit (expense)	—	1,020	(62)	—	958

Income (loss) from continuing operations	220,816	(16,426)	258,534	(209,074)	253,850
Income from discontinued operations	—	18,881	—	—	18,881

Net income	220,816	2,455	258,534	(209,074)	272,731
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(51,915)	—	(51,915)

Net income attributable to RenaissanceRe	220,816	2,455	206,619	(209,074)	220,816
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income available to RenaissanceRe common shareholders	$210,241	$2,455	$206,619	$(209,074)	$210,241

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the six months ended June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$522,716	$—	$522,716
Net investment income	10,750	219	84,643	(2,003)	93,609
Net foreign exchange gains (losses)	96	—	(3,957)	—	(3,861)
Equity in losses of other ventures	—	—	(18,625)	—	(18,625)
Other income	195	—	44,783	—	44,978
Net realized and unrealized gains (losses) on investments	2,332	(39)	27,472	—	29,765

Total revenues	13,373	180	657,032	(2,003)	668,582

Expenses
Net claims and claim expenses incurred	—	—	779,798	—	779,798
Acquisition expenses	—	—	46,218	—	46,218
Operational expenses	(2,416)	3,044	83,501	—	84,129
Corporate expenses	5,515	109	451	—	6,075
Interest expense	7,534	7,335	1,754	(4,698)	11,925

Total expenses	10,633	10,488	911,722	(4,698)	928,145

Income (loss) before equity in net loss of subsidiaries and taxes	2,740	(10,308)	(254,690)	2,695	(259,563)
Equity in net loss of subsidiaries	(208,799)	(732)	—	209,531	—

Loss from continuing operations before taxes	(206,059)	(11,040)	(254,690)	212,226	(259,563)
Income tax benefit (expense)	290	3,077	(1,542)	—	1,825

Loss from continuing operations	(205,769)	(7,963)	(256,232)	212,226	(257,738)
Loss from discontinued operations	—	(11,620)	—	—	(11,620)

Net loss	(205,769)	(19,583)	(256,232)	212,226	(269,358)
Net loss attributable to noncontrolling interests	—	—	63,589	—	63,589

Net loss attributable to RenaissanceRe	(205,769)	(19,583)	(192,643)	212,226	(205,769)
Dividends on preference shares	(17,500)	—	—	—	(17,500)

Net loss attributable to RenaissanceRe common shareholders	$(223,269)	$(19,583)	$(192,643)	$212,226	$(223,269)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the six months ended June 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$462,824	$—	$462,824
Net investment income	3,055	880	87,947	—	91,882
Net foreign exchange losses	(695)	—	(11,256)	—	(11,951)
Equity in earnings of other ventures	—	—	5,316	—	5,316
Other income (loss)	267	—	(10,200)	—	(9,933)
Net realized and unrealized gains (losses) on fixed maturity investments	6,565	(2,432)	114,118	—	118,251
Net other-than-temporary impairments	—	—	(829)	—	(829)

Total revenues	9,192	(1,552)	647,920	—	655,560

Expenses
Net claims and claim expenses incurred	—	—	78,537	—	78,537
Acquisition expenses	—	—	50,015	—	50,015
Operational expenses	(1,408)	1,534	81,656	1,408	83,190
Corporate expenses	8,373	73	1,356	—	9,802
Interest expense	2,905	7,323	6,457	(7,323)	9,362

Total expenses	9,870	8,930	218,021	(5,915)	230,906

(Loss) income before equity in net income (loss) of subsidiaries and taxes	(678)	(10,482)	429,899	5,915	424,654
Equity in net income (loss) of subsidiaries	397,116	(28,250)	—	(368,866)	—

Income (loss) before taxes	396,438	(38,732)	429,899	(362,951)	424,654
Income tax benefit (expense)	—	3,926	(5)	—	3,921

Income (loss) from continuing operations	396,438	(34,806)	429,894	(362,951)	428,575
Income from discontinued operations		30,328			30,328

Net income (loss)	396,438	(4,478)	429,894	(362,951)	458,903
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(62,465)	—	(62,465)

Net income (loss) attributable to RenaissanceRe	396,438	(4,478)	367,429	(362,951)	396,438
Dividends on preference shares	(21,150)	—	—	—	(21,150)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$375,288	$(4,478)	$367,429	$(362,951)	$375,288

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows For the six months ended June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$123,220	$(25,043)	$(67,181)	$30,996

Cash flows provided by investing activities

Proceeds from sales and maturities of fixed maturity investments trading	28,749	72,982	2,777,484	2,879,215
Purchases of fixed maturity investments trading	(33,626)	(208,847)	(2,569,205)	(2,811,678)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	48,135	48,135
Purchases of fixed maturity investments available for sale	—	—	(4,078)	(4,078)
Purchases of equity investments trading	—	—	(32,676)	(32,676)
Net sales of short term investments	24,965	7,468	18,419	50,852
Net sales (purchases) of other investments	102,717	—	(126,598)	(23,881)
Net purchases of investments in other ventures	—	—	(21,000)	(21,000)
Net sales of other assets	—	—	46,984	46,984
Dividends and return of capital from subsidiaries	718,294	9,306	(727,600)	—
Contributions to subsidiaries	(262,115)	(5,700)	267,815	—
Due (from) to subsidiary	(230,079)	1,645	228,434	—
Net proceeds from sale of discontinued operations held for sale	—	269,520	—	269,520

Net cash provided by investing activities	348,905	146,374	(93,886)	401,393

Cash flows used in financing activities
Dividends paid - RenaissanceRe common shares	(26,721)	—	—	(26,721)
Dividends paid - preference shares	(17,500)	—	—	(17,500)
RenaissanceRe common share repurchases	(174,792)	—	—	(174,792)
Third party DaVinciRe share transactions	—	—	(56,708)	(56,708)
Net repayment of debt	(253,512)	(124,995)	178,507	(200,000)

Net cash used in financing activities	(472,525)	(124,995)	121,799	(475,721)

Effect of exchange rate changes on foreign currency cash	—	—	3,331	3,331

Net decrease in cash and cash equivalents	(400)	(3,664)	(35,937)	(40,001)

Cash and cash equivalents, beginning of year	3,414	3,940	270,384	277,738

Cash and cash equivalents, end of year	$3,014	$276	$234,447	$237,737

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows For the six months ended June 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated

Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$17,878	$(15,829)	$286,469	$288,518

Cash flows provided by investing activities

Proceeds from sales and maturities of investments trading	445,754	—	3,138,045	3,583,799
Purchases of investments trading	(426,443)	—	(6,194,684)	(6,621,127)
Proceeds from sales and maturities of investments available for sale	37,457	244,147	2,877,281	3,158,885
Purchases of investments available for sale	(240)	(246,570)	(69,907)	(316,717)
Net sales (purchases) of short term investments	8,281	(135)	201,852	209,998
Net (purchases) sales of other investments	(1,818)	—	68,457	66,639
Net sales of other assets	—	—	2,729	2,729
Dividends and return of capital from subsidiaries	717,360	24,226	(741,586)	—
Contributions to subsidiaries	(476,546)	(18,728)	495,274	—
Due (from) to subsidiary	(118,467)	(717)	119,184	—

Net cash provided by investing activities	185,338	2,223	(103,355)	84,206

Cash flows (used in) provided by financing activities
Dividends paid - RenaissanceRe common shares	(28,735)	—	—	(28,735)
Dividends paid - preference shares	(21,150)	—	—	(21,150)
RenaissanceRe common share repurchases	(411,335)	—	—	(411,335)
Return of additional paid in capital to parent company	—	(149,600)	149,600	—
Net issuance of debt	246,344	169,109	(166,407)	249,046
Third party DaVinciRe share transactions	—	—	(131,370)	(131,370)

Net cash (used in) provided by financing activities	(214,876)	19,509	(148,177)	(343,544)

Effect of exchange rate changes on foreign currency cash	(594)	—	(4,248)	(4,842)

Net (decrease) increase in cash and cash equivalents	(12,254)	5,903	30,689	24,338
Net increase in cash and cash equivalents of discontinued operations	—	—	(7,151)	(7,151)

Cash and cash equivalents, beginning of year	15,206	7,606	180,300	203,112

Cash and cash equivalents, end of year	$2,952	$13,509	$203,838	$220,299

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

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

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2011 and 2010. The following also includes a discussion of our liquidity and capital resources at June 30, 2011. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Summary Overview

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$641,563	$506,540	$135,023
Net premiums written	427,995	329,334	98,661
Net premiums earned	217,175	212,171	5,004
Net claims and claim expenses incurred	151,261	(18,803)	170,064
Acquisition expenses	13,883	23,580	(9,697)
Operational expenses	42,299	38,040	4,259
Underwriting income	9,732	169,354	(159,622)

Net investment income	33,328	26,173	7,155
Net realized and unrealized gains on investments	34,979	70,051	(35,072)
Net other-than-temporary impairments	—	(796)	796
Income from continuing operations	65,511	253,850	(188,339)
(Loss) income from discontinued operations	(10,094)	18,881	(28,975)
Net income	55,417	272,731	(217,314)
Net income available to RenaissanceRe common shareholders	24,764	210,241	(185,477)
Net income available to RenaissanceRe common shareholders per common share - diluted	$0.48	$3.66	$(3.18)

Net claims and claim expense ratio - current accident year	79.2%	29.0%	50.2%
Net claims and claim expense ratio - prior accident years	(9.6%)	(37.9%)	28.3%

Net claims and claim expense ratio - calendar year	69.6%	(8.9%)	78.5%
Underwriting expense ratio	25.9%	29.1%	(3.2%)

Combined ratio	95.5%	20.2%	75.3%

	June 30, 2011	March 31, 2011	Change	% Change
Book value per common share	$57.30	$57.01	$0.29	0.5%
Accumulated dividends per common share	10.40	10.14	0.26	2.6%

Book value per common share plus accumulated dividends	$67.70	$67.15	$0.55

Net income available to RenaissanceRe common shareholders was $24.8 million in the second quarter of 2011, compared to $210.2 million in the second quarter of 2010. Net income available to RenaissanceRe common shareholders per fully diluted common share was $0.48 for the second quarter of 2011, compared to $3.66 in the second quarter of 2010. The decrease in net income attributable to RenaissanceRe common shareholders in the second quarter of 2011, compared to the second quarter of 2010, was primarily due to:

•

Significantly Decreased Underwriting Income – our underwriting income of $9.7 million in the second quarter of 2011 decreased $159.6 million, from $169.4 million in the second quarter of 2010, primarily due to underwriting losses of $99.9 million as a result of the large U.S. tornadoes in the second quarter of 2011 and a decrease in favorable development of $59.6 million, to $20.7 million in the second quarter of 2011, compared to $80.2 million of favorable development in the second quarter of 2010, as described in more detail below;

•

Lower Investment Results – including a $35.1 million decrease in net realized and unrealized gains on investments and offset in part by a $7.2 million increase in net investment income, which collectively decreased our net income by $27.9 million in the second quarter of 2011, compared to the second quarter of 2010. The decrease in our investment results was primarily due to the lower total returns on the fixed maturity investments portfolio, and partially offset by improved returns on certain non-investment grade allocations included in other investments;

•

Loss From Discontinued Operations – loss from discontinued operations of $10.1 million in the second quarter of 2011 is primarily due to the recognition of a $10.0 million expense related to a contractual obligation to pay, or otherwise reimburse, QBE for amounts up to $10.0 million for net adverse development on prior accident years net claims and claims expenses; and partially offset by

•

Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe was $21.7 million in the second quarter of 2011, compared to $51.9 million in the second quarter of 2010, a decrease of $30.2 million, principally due to a significant reduction in underwriting income due to the increase in current accident year net claims and claim expenses as noted above, which also impacted DaVinciRe and decreased its net income in the second quarter of 2011.

Book value per common share increased $0.29 to $57.30 at June 30, 2011, compared to $57.01 at March 31, 2011. Book value per common share plus accumulated dividends increased $0.55 to $67.70 at June 30, 2011, compared to $67.15 at March 31, 2011. The 0.5% increase in book value per common share was driven by comprehensive income attributable to RenaissanceRe common shareholders of $31.7 million, combined with $13.4 million and $8.8 million of common and preferred dividends, respectively, during the second quarter of 2011. We did not repurchase any common shares under our authorized share repurchase program during the second quarter of 2011.

Net Negative Impact of Large U.S. Tornadoes in the Second Quarter of 2011

The net negative impact from the large U.S. tornadoes in the second quarter of 2011 includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest – DaVinciRe. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of these events, delays in receiving claims data, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the supplemental financial data below for additional information detailing the net negative impact due to the large U.S. tornadoes in the second quarter of 2011 on our consolidated financial statements for the second quarter of 2011.

Three months ended June 30, 2011	Large U.S. Tornadoes
(in thousands of U.S. dollars, except ratios)

Net claims and claim expenses incurred	$(121,655)

Reinstatement premiums earned	22,499
Lost profit commissions	(708)

Net impact on underwriting result	(99,864)
Redeemable noncontrolling interest - DaVinciRe	29,054

Net negative impact	$(70,810)

Percentage point impact on consolidated combined ratio	51.8

Net negative impact on Reinsurance segment underwriting result	$(96,944)
Net negative impact on Lloyd’s segment underwriting result	(2,920)

Net negative impact on underwriting result	$(99,864)

Underwriting Results

In the second quarter of 2011, we generated underwriting income of $9.7 million, compared to $169.4 million in the second quarter of 2010. The decrease in underwriting income was driven primarily by a $170.1 million increase in net claims and claim expenses, partially offset by a $5.0 million increase in net premiums earned and a $9.7 million decrease in acquisition costs. We generated a net claims and claim expense ratio of 69.6%, an underwriting expense ratio of 25.9% and a combined ratio of 95.5% in the second quarter of 2011, compared to negative 8.9%, 29.1% and 20.2%, respectively, in the second quarter of 2010.

Gross premiums written increased $135.0 million, or 26.7%, to $641.6 million in the second quarter of 2011, compared to $506.5 million in the second quarter of 2010. As discussed in more detail below, the increase in gross premiums written was primarily due to more favorable pricing and terms experienced in our catastrophe unit during the June 2011 renewals, compared to the June 2010 renewals, $22.5 million of reinstatement premiums in the second quarter of 2011 principally within our catastrophe unit, and excluding the impact of an intercompany quota share agreement in the second quarter of 2010, and an increase in our Lloyd’s segment gross premiums written of $20.3 million in the second quarter of 2011, compared to the second quarter of 2010, primarily due to Syndicate 1458 increasing its book of business across most lines of business. The improving market conditions in our catastrophe unit were principally driven by the comparably high level of catastrophes experienced in the first and second quarters of 2011 which impacted the capital position of many participants in the (re)insurance industry, combined with the forecast of above normal hurricane activity in the Atlantic basin. Excluding the impact of $22.5 million of reinstatement premiums written in the second quarter of 2011, our gross premiums written increased $112.5 million, or 22.2%, in the second quarter of 2011, compared to the second quarter of 2010.

Net premiums written increased $98.7 million in the second quarter of 2011 to $428.0 million from $329.3 million in the second quarter of 2010. The increase in net premiums written was primarily due to the increase in gross premiums written noted above and offset by a $36.4 million increase in ceded premiums written in the second quarter of 2011 compared to the second quarter of 2010.

Net claims and claim expenses increased by $170.1 million to $151.3 million in the second quarter of 2011, compared to negative $18.8 million in the second quarter of 2010, due to higher current accident year losses and a decrease in favorable development on prior years reserves. Insured losses from catastrophes were higher in the second quarter of 2011, compared to the second quarter of 2010, specifically as a result of the large U.S. tornadoes which occurred in the second quarter of 2011 and impacted our Reinsurance and Lloyd’s segment results, as discussed in more detail below. We experienced $20.7 million of favorable development on prior years reserves in the second quarter of 2011, compared to $80.2 million in the second quarter of 2010, as discussed in detail below.

The decrease in the underwriting expense ratio to 25.9% in the second quarter of 2011, from 29.1% in the second quarter of 2010, was primarily due to a $9.7 million decrease in acquisition expense as a result of an increase in profit commissions earned during the second quarter of 2011, combined with reinstatement premiums written and earned, which do not incur acquisition expenses.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios:

Reinsurance segment overview

Three months ended March 31,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$607,404	$496,517	$110,887

Net premiums written	$395,856	$319,000	$76,856

Net premiums earned	199,461	198,223	1,238
Net claims and claim expenses incurred	143,219	(30,332)	173,551
Acquisition expenses	10,431	17,941	(7,510)
Operational expenses	32,901	29,869	3,032

Underwriting income	$12,910	$180,745	$(167,835)

Net claims and claim expenses incurred - current accident year	$162,398	$50,994	$111,404
Net claims and claim expenses incurred - prior accident years	(19,179)	(81,326)	62,147

Net claims and claim expenses incurred - total	$143,219	$(30,332)	$173,551

Net claims and claim expense ratio - current accident year	81.4%	25.7%	55.7%
Net claims and claim expense ratio - prior accident years	(9.6%)	(41.0%)	31.4%

Net claims and claim expense ratio - calendar year	71.8%	(15.3%)	87.1%
Underwriting expense ratio	21.7%	24.1%	(2.4%)

Combined ratio	93.5%	8.8%	84.7%

(1)	Reinsurance gross premiums written includes $Nil and $0.1 million of premiums assumed from the Insurance segment for the three months ended June 30, 2011 and 2010, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $110.9 million, or 22.3%, to $607.4 million in the second quarter of 2011, compared to $496.5 million in the second quarter of 2010, primarily due to an increase in gross premiums written in our catastrophe unit which experienced an improving pricing environment during the June 2011 reinsurance renewals, compared to the then softening market conditions experienced during the June 2010 reinsurance renewals and was positively impacted by reinstatement premiums written on the large U.S. tornadoes in the second quarter of 2011. Excluding the impact of $22.4 million of reinstatement premiums written in the second quarter of 2011 within our catastrophe unit, our Reinsurance segment gross premiums written increased $88.5 million, or 17.8%. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $12.9 million in the second quarter of 2011, compared to $180.7 million of underwriting income in the second quarter of 2010, a decrease of $167.8 million. In the second quarter of 2011, our Reinsurance segment generated a net claims and claim expense ratio of 71.8%, an underwriting expense ratio of 21.7% and a combined ratio of 93.5%, compared to negative 15.3%, 24.1% and 8.8%, respectively, in the second quarter of 2010.

The $167.8 million decrease in underwriting income and 84.7 percentage point increase in the combined ratio was principally due to a $111.4 million increase in current accident year losses and a $62.1 million decrease in favorable development on prior years reserves in the second quarter of 2011, compared to the second quarter of 2010. The increase in current accident year losses was primarily due to $118.7 million of net claims and claim expenses related to the large U.S. tornadoes in the second quarter of 2011, which added 55.5 percentage points to the Reinsurance segment’s combined ratio after considering the impact of net reinstatement premiums earned and lost profit commission related to these events, as detailed in the table below.

Three months ended June 30, 2011	Large U.S. Tornadoes
(in thousands of U.S. dollars, except ratios)

Net claims and claim expenses incurred	$(118,655)

Reinstatement premiums earned	22,419
Lost profit commissions	(708)

Net impact on Reinsurance segment underwriting result	$(96,944)

Net negative impact on catastrophe unit underwriting result	$(96,944)
Net negative impact on specialty unit underwriting result	—

Net impact on Reinsurance segment underwriting result	$(96,944)

Percentage point impact on Reinsurance segment combined ratio	55.5

During the second quarter of 2011, we experienced favorable development on prior years reserves of $19.2 million principally attributable to net reductions in estimated ultimate losses on certain specific events within the catastrophe unit of $11.8 million and $7.4 million related to lower than expected claims emergence within the specialty unit. During the second quarter of 2010, we experienced favorable development on prior years reserves of $81.3 million, including $60.9 million and $20.5 million in our catastrophe and specialty units, respectively. The favorable development on prior year reserves in our catastrophe unit was primarily due to reductions of $33.6 million in estimated ultimate losses associated with a review of mature, large, mainly international catastrophe events conducted during the quarter, $11.2 million associated with decreases in estimated ultimate losses on certain specific catastrophe events, including the 2004 hurricanes, 2005 hurricanes and the 2009 Australian floods, as a result of lower than expected claims emergence, and $15.7 million due to better than expected claims emergence associated with a large number of relatively small catastrophes. In addition, our specialty unit experienced lower than expected claims emergence on prior accident year losses in the second quarter of 2010 which resulted in $20.5 million of favorable development on prior year reserves. The decrease in the underwriting expense ratio to 21.7% in the second quarter of 2011, from 24.1% in the second quarter of 2010, was principally driven by a $7.5 million decrease in acquisition expenses due to an increase in profit commissions earned during the second quarter of 2011, combined with the reinstatement premiums written and earned, which do not incur acquisition expenses.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income, subject to the terms of these agreements. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $24.6 million and $14.7 million for the second quarters of 2011 and 2010, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 12.3% and 6.8% for the second quarters of 2011 and 2010, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $15.5 million and $21.5 million for the second quarters of 2011 and 2010, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$366,929	$302,625	$64,304
DaVinci	216,317	186,917	29,400

Total property catastrophe gross premiums written (1)	$583,246	$489,542	$93,704

Net premiums written	$373,039	$312,491	$60,548

Net premiums earned	167,509	173,910	(6,401)
Net claims and claim expenses incurred	127,374	(40,043)	167,417
Acquisition expenses	5,896	15,380	(9,484)
Operational expenses	25,460	24,045	1,415

Underwriting income	$8,779	$174,528	$(165,749)

Net claims and claim expenses incurred - current accident year	$139,161	$20,826	$118,335
Net claims and claim expenses incurred - prior accident years	(11,787)	(60,869)	49,082

Net claims and claim expenses incurred - total	$127,374	$(40,043)	$167,417

Net claims and claim expense ratio - current accident year	83.1%	12.0%	71.1%
Net claims and claim expense ratio - prior accident years	(7.1%)	(35.0%)	27.9%

Net claims and claim expense ratio - calendar year	76.0%	(23.0%)	99.0%
Underwriting expense ratio	18.8%	22.6%	(3.8%)

Combined ratio	94.8%	(0.4%)	95.2%

(1)	Includes gross premiums written ceded from the Insurance segment to the catastrophe unit of $Nil and $0.1 million for the three months ended June 30, 2011 and 2010, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2011, our catastrophe reinsurance gross premiums written increased by $93.7 million, or 19.1%, to $583.2 million, compared to the second quarter of 2010. The increase is primarily due to an improving pricing environment during the June 2011 reinsurance renewals, compared to the market conditions experienced during the June 2010 reinsurance renewals and reinstatement premiums written on the large U.S. tornadoes in the second quarter of 2011. Excluding the impact of $22.4 million of reinstatement premiums written in the second quarter of 2011, our catastrophe unit gross premiums written increased $71.3 million, or 14.6%. Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $8.8 million in the second quarter of 2011, compared to $174.5 million in the second quarter of 2010, a decrease of $165.7 million. The decrease in underwriting income was due primarily to a $167.4 million increase in net claims and claim expenses as a result of the large U.S. tornadoes in the second quarter of 2011, and partially offset by a $9.5 million decrease in acquisition expenses, as discussed below.

In the second quarter of 2011, our catastrophe unit generated a net claims and claim expense ratio of 76.0%, an underwriting expense ratio of 18.8% and a combined ratio of 94.8%, compared to negative 23.0%, 22.6% and negative 0.4%, respectively, in the second quarter of 2010. The increase in the net claims and claim expense ratio and combined ratio is primarily due to $118.7 million of net claims and claim expenses related to the large U.S. tornadoes in the second quarter of 2011, which added 67.7 percentage points to the catastrophe unit’s combined ratio after considering the impact of net reinstatement premiums earned and lost profit commissions related to these events, as detailed in the table below.

Three months ended June 30, 2011	Large U.S. Tornadoes
(in thousands of U.S. dollars, except ratios)

Net claims and claim expenses incurred	$(118,655)

Reinstatement premiums earned	22,419

Lost profit commissions	(708)

Net impact on catastrophe unit underwriting result	$(96,944)

Percentage point impact on catastrophe unit combined ratio	67.7

During the second quarter of 2011, we experienced $11.8 million of favorable development on prior year reserves, compared to $60.9 million of favorable development on prior accident years reserves in the second quarter of 2010. The favorable development in the second quarter of 2011 was primarily related to decreases in estimated ultimate losses on certain specific events, including $3.5 million related to the 2005 hurricanes and $3.0 million related to the 2007 California wildfires, with the remainder due to better than expected claims emergence associated with a number of other catastrophes. The favorable development in the second quarter of 2010 was due to reductions of $33.6 million in estimated ultimate losses associated with a review of mature, large, mainly international catastrophe events conducted during the quarter, $11.2 million associated with decreases in estimated ultimate losses on certain specific catastrophe events, including the 2004 hurricanes, 2005 hurricanes and the 2009 Australian floods, as a result of lower than expected claims emergence, and $15.7 million due to better than expected claims emergence associated with a large number of relatively small catastrophes.

The decrease in the underwriting expense ratio to 18.8% in the second quarter of 2011, from 22.6% in the second quarter of 2010, was primarily due to a $9.5 million decrease in acquisition expense as a result of an increase in profit commissions earned during the second quarter of 2011, combined with reinstatement premiums written and earned, which do not incur acquisition expenses.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$23,066	$7,389	$15,677
DaVinci	1,092	(414)	1,506

Total specialty gross premiums written	$24,158	$6,975	$17,183

Net premiums written	$22,817	$6,509	$16,308

Net premiums earned	31,952	24,313	7,639
Net claims and claim expenses incurred	15,845	9,711	6,134
Acquisition expenses	4,535	2,561	1,974
Operational expenses	7,441	5,824	1,617

Underwriting income	$4,131	$6,217	$(2,086)

Net claims and claim expenses incurred - current accident year	$23,237	$30,168	$(6,931)
Net claims and claim expenses incurred - prior accident years	(7,392)	(20,457)	13,065

Net claims and claim expenses incurred - total	$15,845	$9,711	$6,134

Net claims and claim expense ratio - current accident year	72.7%	124.1%	(51.4%)
Net claims and claim expense ratio - prior accident years	(23.1%)	(84.2%)	61.1%

Net claims and claim expense ratio - calendar year	49.6%	39.9%	9.7%
Underwriting expense ratio	37.5%	34.5%	3.0%

Combined ratio	87.1%	74.4%	12.7%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2011, our specialty reinsurance gross premiums written increased $17.2 million, or 246.4%, to $24.2 million, compared to $7.0 million in the second quarter of 2010, primarily due to the inception of a number of new contracts during the second quarter of 2011 which met our risk-adjusted return thresholds. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $4.1 million of underwriting income in the second quarter of 2011, compared to $6.2 million in the second quarter of 2010, a decrease of $2.1 million, principally due to increases in net claims and claim expenses incurred of $6.1 million and underwriting expenses of $3.6 million, partially offset by an increase in net premiums earned of $7.6 million.

In the second quarter of 2011, our specialty unit generated a net claims and claim expense ratio of 49.6%, an underwriting expense ratio of 37.5% and a combined ratio of 87.1%, compared to 39.9%, 34.5% and 74.4%, respectively, in the second quarter of 2010. The 12.7 percentage point increase in the combined ratio is principally driven by the $7.6 million increase in net premiums earned, the $13.1 million decrease in favorable development on prior accident years and the $6.9 million decrease in current accident year losses. The favorable development on prior accident years in the second quarter of 2011 was primarily due to lower than expected claims emergence. In addition, underwriting expenses increased due to higher allocated operating expenses and a relative increase in contracts with higher acquisition expense ratios during the second quarter of 2011.

Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Lloyd’s gross premiums written
Specialty	$17,546	$6,508	$11,038
Catastrophe	16,580	7,324	9,256
Insurance	—	21,009	(21,009)

Total Lloyd’s gross premiums written (1)	$34,126	$34,841	$(715)

Net premiums written	$32,084	$32,330	$(246)

Net premiums earned	17,233	16,630	603
Net claims and claim expenses incurred	8,619	7,752	867
Acquisition expenses	3,305	3,172	133
Operational expenses	8,635	4,953	3,682

Underwriting (loss) income	$(3,326)	$753	$(4,079)

Net claims and claim expenses incurred - current accident year	$9,612	$7,814	$1,798
Net claims and claim expenses incurred - prior accident years	(993)	(62)	(931)

Net claims and claim expenses incurred - total	$8,619	$7,752	$867

Net claims and claim expense ratio - current accident year	55.8%	47.0%	8.8%
Net claims and claim expense ratio - prior accident years	(5.8%)	(0.4%)	(5.4%)

Net claims and claim expense ratio - calendar year	50.0%	46.6%	3.4%
Underwriting expense ratio	69.3%	48.9%	20.4%

Combined ratio	119.3%	95.5%	23.8%

(1)	Includes gross premiums written ceded from the Insurance segment to the Lloyd’s unit of $Nil and $21.0 million for the three months ended June 30, 2011 and 2010, respectively.

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment decreased by $0.7 million, or 2.1%, to $34.1 million in the second quarter of 2011, compared to $34.8 million in the second quarter of 2010. Excluding the impact of an intercompany quota share agreement in the second quarter of 2010, gross premiums written in the Lloyd’s segment increased $20.3 million, or 146.7%, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business.

Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $3.3 million and a combined ratio of 119.3% in the second quarter of 2011, compared to generating underwriting income of $0.8 million and a combined ratio of 95.5%, in the second quarter of 2010. Included in net claims and claim expenses for the second quarter of 2011 are $3.0 million of net claims and claim expenses related to the large U.S. tornadoes in the second quarter of 2011. Operational expenses increased $3.7 million, to $8.6 million in the second quarter of 2011, compared to the second quarter of 2011, and principally include compensation and related operating expenses. The increase in the underwriting expense ratio to 69.3% in the second quarter of 2011, from 48.9% in the second quarter of 2010, was principally driven by the increase in operational expenses, noted above.

Insurance Segment

Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$33	$(3,742)	$3,775

Net premiums written	$55	$(21,996)	$22,051

Net premiums earned	$481	$(2,682)	$3,163
Net claims and claim expenses incurred	(577)	3,777	(4,354)
Acquisition expenses	147	2,467	(2,320)
Operational expenses	763	3,218	(2,455)

Underwriting income (loss)	$148	$(12,144)	$12,292

Net claims and claim expenses incurred - current accident year	$(78)	$2,627	$(2,705)
Net claims and claim expenses incurred - prior years	(499)	1,150	(1,649)

Net claims and claim expenses incurred - total	$(577)	$3,777	$(4,354)

Net claims and claim expense ratio - current accident year	(16.2%)	NMF	NMF
Net claims and claim expense ratio - prior accident years	(103.8%)	NMF	NMF

Net claims and claim expense ratio - calendar year	(120.0%)	NMF	NMF
Underwriting expense ratio	189.2%	NMF	NMF

Combined ratio	69.2%	NMF	NMF

NMF - Not a meaningful figure.

Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities for our Insurance segment.

Net Investment Income

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars)
Fixed maturity investments	$24,426	$28,014	$(3,588)
Short term investments	433	682	(249)
Equity investments trading	112	—	112
Other investments
Hedge fund and private equity investments	8,230	8,188	42
Other	2,838	(8,184)	11,022
Cash and cash equivalents	45	22	23

	36,084	28,722	7,362
Investment expenses	(2,756)	(2,549)	(207)

Net investment income	$33,328	$26,173	$7,155

Net investment income increased $7.2 million to $33.3 million in the second quarter of 2011, compared to $26.2 million in the second quarter of 2010. The $7.2 million increase in net investment income was principally driven by an improvement of $11.0 million in the returns on certain non-investment grade investments included in other investments, and partially offset by a $3.6 million decrease in net investment income related to fixed maturity investments due to the continued low interest rate environment being experienced. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $5.7 million in the second quarter of 2011, compared to $19.2 million of net unrealized losses in the second quarter of 2010.

Commencing in the first quarter of 2011, we established a portfolio of certain publicly traded equities which are reflected in our consolidated balance sheet as equity investments trading. This portfolio of equity investments is carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains on investments, in our consolidated statements of operations. We expect to add to this portfolio during subsequent periods, although we do not expect it to represent a material portion of our invested assets or our financial results for the reasonably foreseeable period.

Historically low interest rates and lower spreads as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to put downward pressure on our net investment income for the near term.

Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars)
Gross realized gains	$15,430	$28,753	$(13,323)
Gross realized losses	(4,156)	(5,962)	1,806

Net realized gains on fixed maturity investments	$11,274	$22,791	$(11,517)

Net unrealized gains on fixed maturity investments trading	24,728	47,260	(22,532)
Net unrealized losses on equity investments trading	(1,023)	—	(1,023)

Net realized and unrealized gains on investments	$34,979	$70,051	$(35,072)

Total other-than-temporary impairments	—	(798)	798
Portion recognized in other comprehensive income, before taxes	—	2	(2)

Net other-than-temporary impairments	$—	$(796)	$796

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

Net realized gains on investments were $11.3 million in the second quarter of 2011, compared to $22.8 million in the second quarter of 2010, a decrease of $11.5 million. The unrealized gains on our fixed maturity investments trading of $24.7 million during the second quarter of 2011 decreased $22.5 million, compared to $47.3 million in the second quarter of 2010, primarily as a result of the relatively lower interest rate environment. In addition, we recognized an unrealized loss of $1.0 million on our investments in certain publicly traded equity positions during the second quarter of 2011.

Equity in Earnings of Other Ventures

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars)
Top Layer Re	$3,967	$2,609	$1,358
Tower Hill Companies	1,216	229	987
Other	(55)	322	(377)

Total equity in earnings of other ventures	$5,128	$3,160	$1,968

Equity in earnings of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in the Top Layer Re and the Tower Hill Companies. Equity in earnings of other ventures was $5.1 million in the second quarter of 2011, compared to $3.2 million in the second quarter of 2010. The $2.0 million increase was primarily due to improved profitability within both Top Layer Re and the Tower Hill Companies.

The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other (Loss) Income

Three months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(1,022)	$(1,041)	$19
Weather and energy risk management operations	(3,779)	(492)	(3,287)
Mark-to-market on Platinum warrant	—	(1,668)	1,668
Other items	(366)	(541)	175

Total other (loss) income	$(5,167)	$(3,742)	$(1,425)

In the second quarter of 2011, we incurred an other loss of $5.2 million, compared to $3.7 million in the second quarter of 2010. The $1.4 million decrease is primarily due to other loss attributable to our weather and energy risk management operations which decreased $3.3 million due to overall less favorable trading conditions experienced during the second quarter of 2011, compared to the second quarter of 2010, partially offset by the absence of a mark-to-market adjustment on the Platinum warrant due to its sale during the first three months of 2011.

Certain contracts we enter in our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods. We continue to allocate an increasing amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.

Other Items

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $30.0 million, to $21.9 million in the second quarter of 2011, compared to $51.9 million in the second quarter of 2010, primarily due to decreased profitability of DaVinciRe. The decreased profitability of DaVinciRe is primarily due to lower underwriting income in the second quarter of 2011, compared to the second quarter of 2010, principally due to the large U.S. tornadoes in the second quarter of 2011.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Loss from discontinued operations of $10.1 million in the second quarter of 2011 is primarily due to the recognition of a $10.0 million expense related to a contractually agreed obligation to pay, or otherwise reimburse, QBE for amounts potentially up to $10.0 million in respect of net adverse development on prior accident years net claims and claims expenses for reserves that were sold to QBE in conjunction with the sale. The $10.0 million represents the maximum amount payable under the reserve collar. We will continue to evaluate any favorable or adverse developments relating to the reserve collar quarterly pursuant to the terms of the Stock Purchase Agreement with QBE. Income from discontinued operations of $18.9 million in the second quarter of 2010 is primarily driven by favorable development on prior accident years in the crop insurance line of business in the second quarter of 2010.

SUMMARY OF RESULTS OF OPERATIONS

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Summary Overview

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except per share amounts and ratios)
Gross premiums written	$1,252,068	$1,022,551	$229,517
Net premiums written	880,570	736,493	144,077
Net premiums earned	522,716	462,824	59,892
Net claims and claim expenses incurred	779,798	78,537	701,261
Acquisition expenses	46,218	50,015	(3,797)
Operational expenses	84,129	83,190	939
Underwriting (loss) income	(387,429)	251,082	(638,511)

Net investment income	93,609	91,882	1,727
Net realized and unrealized gains on investments	29,765	118,251	(88,486)
Net other-than-temporary impairments	—	(829)	829
(Loss) income from continuing operations	(257,738)	428,575	(686,313)
(Loss) income from discontinued operations	(11,620)	30,328	(41,948)
Net (loss) income	(269,358)	458,903	(728,261)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	(223,269)	375,288	(598,557)
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share - diluted	$(4.39)	$6.37	$(10.76)

Net claims and claim expense ratio - current accident year	166.2%	58.6%	107.6%
Net claims and claim expense ratio - prior accident years	(17.0%)	(41.6%)	24.6%

Net claims and claim expense ratio - calendar year	149.2%	17.0%	132.2%
Underwriting expense ratio	24.9%	28.8%	(3.9%)

Combined ratio	174.1%	45.8%	128.3%

	June 30, 2011	December 31, 2010	Change	% Change
Book value per common share	$57.30	$62.58	$(5.28)	(8.4%)
Accumulated dividends per common share	10.40	9.88	0.52	5.3%

Book value per common share plus accumulated dividends	$67.70	$72.46	$(4.76)

Net (loss) income (attributable) available to RenaissanceRe common shareholders was $(223.3) million in the first six months of 2011, compared to $375.3 million in the first six months of 2010. Net (loss) income (attributable) available to RenaissanceRe common shareholders per fully diluted common share was $(4.39) for the first six months of 2011, compared to $6.37 in the first six months of 2010. The net loss attributable to RenaissanceRe common shareholders in the first six months of 2011, compared to the net income available to RenaissanceRe common shareholders in the first six months of 2010, was primarily due to:

•

Significant Catastrophe Events and Corresponding Underwriting Losses – our underwriting loss of $387.4 million in the first six months of 2011 deteriorated $638.5 million from underwriting income of $251.1 million in the first six months of 2010, primarily due to $662.5 million of underwriting losses as a result of the Australian flooding, the February 2011 New Zealand earthquake, the earthquake and tsunami in Japan (collectively, the “Tohoku earthquake”), and the large U.S. tornadoes;

•

Lower Investment Results – primarily related to an $88.5 million decrease in net realized and unrealized gains on investments in the first six months of 2011, compared to the first six months of 2010. The decrease in our investment results was primarily due to lower total returns in the fixed maturity investment portfolio, partially offset by higher returns in our investment in private equity investments;

•

Equity in Losses of Other Ventures – primarily due to our equity investment in Top Layer Re incurred a loss of $18.5 million in the first six months of 2011, a decrease of $24.5 million compared to the first six months of 2010, due to claims and claim expenses in Top Layer Re related to the February 2011 New Zealand earthquake, as described in more detail below; and partially offset by

•

Net Loss Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net loss attributable to redeemable noncontrolling interest – DaVinciRe was $64.0 million in the first six months of 2011, compared to net income attributable to redeemable noncontrolling interest – DaVinciRe of $62.5 million in the first six months of 2010, a change of $126.5 million, and principally due to a significant reduction in underwriting income, due to the increase in current accident year net claims and claim expenses as noted above, which also impacted DaVinciRe and resulted in a net loss in the first six months of 2011, and consequently decreased redeemable noncontrolling interest – DaVinciRe; and

•

Increased Other Income – our other income was $45.0 million in the first six months of 2011, an improvement of $54.9 million compared to the first six months of 2010, primarily due to our ceded reinsurance contracts accounted for at fair value which generated $42.5 million in income in the first six months of 2011, compared to a loss of $2.6 million in the first six months of 2010, principally as a result of net recoverables from the Tohoku earthquake, combined with a $3.0 million gain on sale of the Platinum warrant, compared to an other loss of $5.4 million in the first six months of 2010.

Book value per common share decreased $5.28 to $57.30 at June 30, 2011, compared to $62.58 at December 31, 2010. Book value per common share plus accumulated dividends decreased $4.76 to $67.70 at June 30, 2011, compared to $72.46 at December 31, 2010. The 8.4% decrease in book value per common share was driven by comprehensive loss attributable to RenaissanceRe common shareholders of $207.6 million, combined with $26.7 million and $17.5 million of common and preferred dividends, respectively, during the first six months of 2011. During the first quarter of 2011, we repurchased approximately 2.7 million common shares in open market transactions at an aggregate cost of $174.8 million and at an average share price of $65.84. We did not repurchase any common shares under our authorized share repurchase program during the second quarter of 2011.

Net Negative Impact of Specific Events

Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, redeemable noncontrolling interest – DaVinci Re and equity in the net claims and claim expenses of Top Layer Re, and other income in respect of ceded reinsurance contracts accounted for at fair value. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of the various catastrophe events described herein, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. In addition, a significant portion of the net claims and claim expenses associated with the February 2011 New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the supplemental financial data below for additional information detailing the net negative impact due to the large catastrophes of the first quarter of 2011, namely, the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake, and the large U.S. tornadoes in the second quarter of 2011, on our consolidated financial statements for the first six months of 2011.

Six months ended June 30, 2011 (in thousands, except ratios)	Australian Flooding	February 2011 New Zealand Earthquake	Tohoku Earthquake	Large Tornadoes	Total
Net claims and claim expenses incurred	$(46,118)	$(209,954)	$(399,989)	$(121,655)	$(777,716)
Assumed reinstatement premiums earned	8,672	23,375	82,087	22,499	136,633
Ceded reinstatement premiums earned	—	(2,140)	(9,889)	—	(12,029)
(Lost) earned profit commissions	(1,550)	(8,452)	1,337	(708)	(9,373)

Net impact on underwriting result	(38,996)	(197,171)	(326,454)	(99,864)	(662,485)
Equity in losses of Top Layer Re	—	(23,758)	—	—	(23,758)
Recoveries from ceded reinsurance contracts accounted for at fair value	—	—	44,903	—	44,903
Redeemable noncontrolling interest - DaVinciRe	8,148	42,183	66,120	29,054	145,505

Net negative impact	$(30,848)	$(178,746)	$(215,431)	$(70,810)	$(495,835)

Percentage point impact on consolidated combined ratio	6.3	36.2	60.6	16.6	143.2

Net negative impact on Reinsurance segment underwriting result	$(38,996)	$(191,217)	$(313,912)	$(96,944)	$(641,069)
Net negative impact on Lloyd’s segment underwriting result	—	(5,954)	(12,542)	(2,920)	(21,416)

Net negative impact on underwriting result	$(38,996)	$(197,171)	$(326,454)	$(99,864)	$(662,485)

See the supplemental financial data below for additional information detailing the net negative impact due to the large catastrophes of the first six months of 2010, namely, the Chilean earthquake and European windstorm Xynthia (“Xynthia”), on our consolidated financial statements for the first six months of 2010.

Six months ended June 30, 2010 (in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total
Net claims and claim expenses incurred	$(159,378)	$(23,895)	$(183,273)

Net reinstatement premiums earned	27,000	2,679	29,679
Lost profit commissions	(6,577)	(852)	(7,429)

Net impact on underwriting result	(138,955)	(22,068)	(161,023)

Noncontrolling interest - DaVinciRe	32,934	5,356	38,290

Net negative impact	$(106,021)	$(16,712)	$(122,733)

Impact on combined ratio	35.2	5.1	40.9

Underwriting Results

In the first six months of 2011, we incurred an underwriting loss of $387.4 million, compared to generating underwriting income of $251.1 million in the first six months of 2010. The decrease in underwriting income was driven primarily by a $701.3 million increase in net claims and claim expenses, partially offset by a $59.9 million increase in net premiums earned. We generated a net claims and claim expense ratio of 149.2%, an underwriting expense ratio of 24.9% and a combined ratio of 174.1%, in the first six months of 2011, compared to 17.0%, 28.8% and 45.8%, respectively, in the first six months of 2010.

Gross premiums written increased $229.5 million, or 22.4%, to $1,252.1 million in the first six months of 2011, compared to $1,022.6 million in the first six months of 2010. As discussed in more detail below, the increase in gross premiums written was primarily due to: $136.6 million of reinstatement premiums in the first six months of

2011, principally within our catastrophe unit, compared to $29.7 million in the first six months of 2010; improved pricing and terms experienced in our catastrophe unit during the June 2011 renewals, compared to the June 2010 renewals, which resulted in more contracts meeting our risk-adjusted return thresholds; and an increase in gross premiums written across the majority of the lines of business within our Lloyd’s segment, resulting in an increase in gross premiums written in the Lloyd’s segment of $21.9 million in the first six months of 2011, compared to the first six months of 2010. The market conditions in our catastrophe unit were relatively soft as we entered 2011, principally due to the comparably strong capital position of many participants in the (re)insurance industry, combined with recent years of relatively low levels of insured catastrophe losses; however, as a result of the large catastrophes experienced in the first quarter of 2011, namely the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake, combined with the large U.S. tornadoes in the second quarter of 2011, the then softening market conditions exhibited an improvement and positively impacted the pricing and terms of the June 2011 renewals, compared to the June 2010 renewals. Excluding the impact of $136.6 million and $29.7 million of reinstatement premiums written in the first six months of 2011 and 2010, respectively, our gross premiums written increased $122.6 million, or 12.3%.

Net premiums written increased $144.1 million in the first six months of 2011 to $880.6 million from $736.5 million in the first six months of 2010. The increase in net premiums written was primarily due to the increase in gross premiums written noted above and offset by an $85.4 million increase in ceded premiums written in the first six months of 2011 compared to the first six months of 2010. Net premiums earned increased $59.9 million to $522.7 million in the first six months of 2011, compared to $462.8 million in the first six months of 2010, primarily due to the increase in gross premiums written, as noted above.

Net claims and claim expenses increased by $701.3 million to $779.8 million in the first six months of 2011, compared to $78.5 million in the first six months of 2010, due to higher current accident year losses and a decrease in favorable development on prior years reserves. Insured losses from catastrophes were significantly higher in the first six months of 2011, compared to the first six months of 2010, specifically as a result of the impact of the Australian flooding, the February 2011 New Zealand earthquake, the Tohoku earthquake and the large U.S. tornadoes, which occurred in the first six months of 2011 and impacted our Reinsurance and Lloyd’s segment results, as discussed in more detail below, compared to the first six months of 2010 which was impacted by the Chilean earthquake and Xynthia, and, as a result, our current accident year net claims and claim expenses increased to $868.6 million in the first six months of 2011, compared to $271.0 million in the first six months of 2010.

We experienced $88.8 million of favorable development on prior years reserves in the first six months of 2011, compared to $192.5 million in the first six months of 2010, as discussed in more detail below.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios:

Reinsurance segment overview

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written (1)	$1,181,086	$995,102	$185,984

Net premiums written	$819,422	$707,658	$111,764

Net premiums earned	488,890	441,292	47,598
Net claims and claim expenses incurred	738,623	68,615	670,008
Acquisition expenses	40,223	40,600	(377)
Operational expenses	65,264	63,886	1,378

Underwriting (loss) income	$(355,220)	$268,191	$(623,411)

Net claims and claim expenses incurred - current accident year	$829,760	$255,059	$574,701
Net claims and claim expenses incurred - prior accident years	(91,137)	(186,444)	95,307

Net claims and claim expenses incurred - total	$738,623	$68,615	$670,008

Net claims and claim expense ratio - current accident year	169.7%	57.8%	111.9%
Net claims and claim expense ratio - prior accident years	(18.6%)	(42.3%)	23.7%

Net claims and claim expense ratio - calendar year	151.1%	15.5%	135.6%
Underwriting expense ratio	21.6%	23.7%	(2.1%)

Combined ratio	172.7%	39.2%	133.5%

(1)	Reinsurance gross premiums written includes $Nil and $0.2 million of premiums assumed from the Insurance segment for the six months ended June 30, 2011 and 2010, respectively.

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $186.0 million, or 18.7%, to $1,181.1 million in the first six months of 2011, compared to $995.1 million in the first six months of 2010, primarily due to an increase in gross premiums written in our catastrophe unit which was positively impacted by reinstatement premiums written on the February 2011 New Zealand earthquake, the Tohoku earthquake and the large U.S. tornadoes. Excluding the impact of $135.8 million and $29.7 million of reinstatement premiums written in the first six months of 2011 and 2010, respectively, our Reinsurance segment gross premiums written increased $79.9 million, or 8.3%, primarily due to the improving market conditions in our core markets during the June 2011 renewals, and partially offset by the then softer market conditions in our core markets during the January 2011 renewals. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment incurred an underwriting loss of $355.2 million in the first six months of 2011, compared to $268.2 million of underwriting income in the first six months of 2010, a decrease of $623.4 million. In the first six months of 2011, our Reinsurance segment generated a net claims and claim expense ratio of 151.1%, an underwriting expense ratio of 21.6% and a combined ratio of 172.7%, compared to 15.5%, 23.7% and 39.2%, respectively, in the first six months of 2010.

The $623.4 million decrease in underwriting income and 133.5 percentage point increase in the combined ratio was principally due to a $574.7 million increase in current accident year losses and a $95.3 million decrease in favorable development on prior years reserves in the first six months of 2011, compared to the first six months of 2010. The increase in current accident year losses was primarily due to the large catastrophes of the first quarter of 2011, namely, the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake, and the large U.S. tornadoes in the second quarter of 2011, which negatively impacted the Reinsurance segment’s underwriting result and combined ratio by $641.1 million and 151.0 percentage points, respectively, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

Six months ended June 30, 2011 (in thousands, except ratios)	Australian Flooding	February 2011 New Zealand Earthquake	Tohoku Earthquake	Large U.S. Tornadoes	Total
Net claims and claim expenses incurred	$(46,118)	$(204,000)	$(386,985)	$(118,655)	$(755,758)
Assumed reinstatement premiums earned	8,672	23,375	81,327	22,419	135,793
Ceded reinstatement premiums earned	—	(2,140)	(9,591)	—	(11,731)
(Lost) earned profit commissions	(1,550)	(8,452)	1,337	(708)	(9,373)

Net impact on Reinsurance segment underwriting result	$(38,996)	$(191,217)	$(313,912)	$(96,944)	$(641,069)

Net negative impact on catastrophe unit underwriting result	$(32,996)	$(178,717)	$(293,912)	$(96,944)	$(602,569)
Net negative impact on specialty unit underwriting result	(6,000)	(12,500)	(20,000)	—	(38,500)

Net impact on Reinsurance segment underwriting result	$(38,996)	$(191,217)	$(313,912)	$(96,944)	$(641,069)

Percentage point impact on Reinsurance segment combined ratio	6.8	37.6	62.8	17.3	151.0

During the first six months of 2010, our Reinsurance segment experienced $183.3 million of net claims and claim expenses related to the Chilean earthquake and Xynthia, as detailed in the table below.

Six months ended June 30, 2010 (in thousands of United States dollars)	Chilean Earthquake	Xynthia	Total
Net claims and claim expenses incurred	$(159,378)	$(23,895)	$(183,273)

Net reinstatement premiums earned	27,000	2,679	29,679
Lost profit commissions	(6,577)	(852)	(7,429)

Net impact on Reinsurance segment underwriting result	$(138,955)	$(22,068)	$(161,023)

Percentage point impact on Reinsurance segment combined ratio	37.5	5.4	43.5

During the first six months of 2011, we experienced favorable development on prior years reserves of $91.1 million, compared to $186.4 million of favorable development in the first six months of 2010. The favorable development of $91.1 million in the first six months of 2011 is principally attributable to reductions in estimated ultimate losses on certain specific events within the catastrophe unit of $31.5 million and within the specialty unit of $32.8 million related to lower than expected claims emergence and $26.8 million associated with actuarial assumption changes and the remainder due to certain specific events. The decrease in the underwriting expense ratio to 21.6% in the first six months of 2011, from 23.7% in the first six months of 2010, was principally driven by net premiums earned as a result of the reinstatement premiums written and earned, which do not incur acquisition expenses, and an increase in profit commissions earned in the first six months of 2011.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income, subject to the terms of these agreements. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $29.1 million and $26.1 million for the first six months of 2011 and 2010, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 6.0% and 5.6% for the first six months of 2011 and 2010, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $16.7 million and $43.0 million for the first six months of 2011 and 2010, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Property catastrophe gross premiums written
Renaissance	$678,571	$570,919	$107,652
DaVinci	403,353	342,743	60,610

Total property catastrophe gross premiums written (1)	$1,081,924	$913,662	$168,262

Net premiums written	$725,676	$629,755	$95,921

Net premiums earned	422,798	386,808	35,990
Net claims and claim expenses incurred	713,892	109,461	604,431
Acquisition expenses	29,509	34,054	(4,545)
Operational expenses	50,461	52,057	(1,596)

Underwriting (loss) income	$(371,064)	$191,236	$(562,300)

Net claims and claim expenses incurred - current accident year	$745,388	$201,922	$543,466
Net claims and claim expenses incurred - prior accident years	(31,496)	(92,461)	60,965

Net claims and claim expenses incurred - total	$713,892	$109,461	$604,431

Net claims and claim expense ratio - current accident year	176.3%	52.2%	124.1%
Net claims and claim expense ratio - prior accident years	(7.5%)	(23.9%)	16.4%

Net claims and claim expense ratio - calendar year	168.8%	28.3%	140.5%
Underwriting expense ratio	19.0%	22.3%	(3.3%)

Combined ratio	187.8%	50.6%	137.2%

(1)	Includes gross premiums written ceded from the Insurance segment to the catastrophe unit of $Nil and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2011, our catastrophe reinsurance gross premiums written increased by $168.3 million, or 18.4%, to $1,081.9 million, compared to $913.7 million in the first six months of 2010. The increase is primarily due to reinstatement premiums written on the February 2011 New Zealand and Tohoku earthquakes, the large U.S. tornadoes in the second quarter of 2011, and the improving market conditions in our core markets during the June 2011 renewals, partially offset by the then softer market conditions in our core markets during the January 2011 renewals. Excluding the impact of $135.8 million and $29.7 million of reinstatement premiums written in the first six months of 2011 and 2010, respectively, our catastrophe unit gross premiums written increased $62.1 million, or 7.0%. Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit incurred an underwriting loss of $371.1 million in the first six months of 2011, compared to $191.2 million of underwriting income in the first six months of 2010, a decrease of $562.3 million. The decrease in underwriting income was primarily due to a $543.5 million increase in current accident year claims and claim expenses as a result of the large events in the first six months of 2011, a decrease of $61.0 million in favorable development on prior accident years claims and claim expenses and partially offset by a $36.0 million increase in net premiums earned due to the reinstatement premiums written and earned, noted above.

In the first six months of 2011, our catastrophe unit generated a net claims and claim expense ratio of 168.8%, an underwriting expense ratio of 19.0% and a combined ratio of 187.8%, compared to 28.3%, 22.3% and 50.6%, respectively, in the first six months of 2010. The increase in the net claims and claim expense ratio and combined ratio is primarily due to $717.3 million of net claims and claim expenses related to the large catastrophes of the first six months of 2011, which added 165.3 percentage points to the catastrophe unit’s combined ratio after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

Six months ended June 30, 2011	Australian Flooding	February 2011 New Zealand Earthquake	Tohoku Earthquake	Large U.S. Tornadoes	Total
(in thousands, except ratios)
Net claims and claim expenses incurred	$(40,118)	$(191,500)	$(366,985)	$(118,655)	$(717,258)

Assumed reinstatement premiums earned	8,672	23,375	81,327	22,419	135,793
Ceded reinstatement premiums earned	—	(2,140)	(9,591)	—	(11,731)
(Lost) earned profit commissions	(1,550)	(8,452)	1,337	(708)	(9,373)

Net impact on catastrophe unit underwriting result	$(32,996)	$(178,717)	$(293,912)	$(96,944)	$(602,569)

Percentage point impact on catastrophe unit combined ratio	6.2	39.9	65.8	19.3	165.3

During the first six months of 2010, our catastrophe unit experienced $175.8 million of net claims and claim expenses related to the Chilean earthquake and Xynthia, which added 47.1 percentage points to the catastrophe unit’s combined ratio after considering the impact of net reinstatement premiums earned and lost profit commission related to these events, as detailed in the table below.

Six months ended June 30, 2010	Chilean Earthquake	Xynthia	Total
(in thousands of United States dollars)
Net claims and claim expenses incurred	$(151,878)	$(23,895)	$(175,773)

Net reinstatement premiums earned	27,000	2,679	29,679
Lost profit commissions	(6,577)	(852)	(7,429)

Net impact on catastrophe unit underwriting result	$(131,455)	$(22,068)	$(153,523)

Percentage point on catastrophe unit combined ratio	40.2	6.1	47.1

During the first six months of 2011, we experienced $31.5 million of favorable development on prior year reserves, compared to $92.5 million of favorable development on prior years reserves in the first six months of 2010. The favorable development in the first six months of 2011 was primarily related to decreases in estimated ultimate losses on certain specific events, including $5.0 million related to tropical cyclone Tasha and $7.3 million related to the 2005 hurricanes, with the remainder due to better than expected claims emergence associated with a number of other catastrophes. The favorable development in the first six months of 2010 was due to reductions of $33.6 million to the estimated ultimate losses of mature, large, mainly international catastrophe events as a result of a review conducted during the second quarter of 2010, combined with reductions in net ultimate losses associated with the 2005 hurricanes of $14.6 million, the 2008 hurricanes of $6.9 million, and European windstorm Klaus of $5.2 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes. The decrease in the underwriting expense ratio to 19.0% in the first six months of 2011, from 22.3% in the first six months of 2010, was principally driven by an increase in net premiums earned as a result of the reinstatement premiums written and earned, which do not incur additional acquisition expenses, and an increase in profit commissions earned during the first six months of 2011.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Specialty gross premiums written
Renaissance	$97,461	$79,838	$17,623
DaVinci	1,701	1,602	99

Total specialty gross premiums written	$99,162	$81,440	$17,722

Net premiums written	$93,746	$77,903	$15,843

Net premiums earned	66,092	54,484	11,608
Net claims and claim expenses incurred	24,731	(40,846)	65,577
Acquisition expenses	10,714	6,546	4,168
Operational expenses	14,803	11,829	2,974

Underwriting income	$15,844	$76,955	$(61,111)

Net claims and claim expenses incurred - current accident year	$84,372	$53,137	$31,235
Net claims and claim expenses incurred - prior accident years	(59,641)	(93,983)	34,342

Net claims and claim expenses incurred - total	$24,731	$(40,846)	$65,577

Net claims and claim expense ratio - current accident year	127.7%	97.5%	30.2%
Net claims and claim expense ratio - prior accident years	(90.3%)	(172.5%)	82.2%

Net claims and claim expense ratio - calendar year	37.4%	(75.0%)	112.4%
Underwriting expense ratio	38.6%	33.8%	4.8%

Combined ratio	76.0%	(41.2%)	117.2%

Specialty Reinsurance Gross Premiums Written – In the first six months of 2011, our specialty reinsurance gross premiums written increased $17.7 million, or 21.8%, to $99.2 million, compared to $81.4 million in the first six months of 2010, primarily due to the inception of a number of new contracts during the second quarter of 2011 which met our risk-adjusted return thresholds. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $15.8 million of underwriting income in the first six months of 2011, compared to $77.0 million in the first six months of 2010, a decrease of $61.1 million, principally due to an increase in net claims and claim expenses. The $65.6 million increase in net claims and claim expenses is driven by a $31.2 million increase in current accident year losses primarily due to estimated losses associated with several large events including the Tohoku earthquake of $20.0 million, the February 2011 New Zealand earthquake of $12.5 million and the Australian flooding of $6.0 million, combined with a $34.3 million decrease in favorable development on prior accident years. The favorable development on prior accident years was principally the result of $32.8 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions. In the first six months of 2011, our specialty unit generated a net claims and claim expense ratio of 37.4%, an underwriting expense ratio of 38.6% and a combined ratio of 76.0%, compared to negative 75.0%, 33.8% and negative 41.2%, respectively, in the first six months of 2010. The 4.8 percentage point increase in the underwriting expense ratio was principally driven by an increase in operational expenses due to higher allocated operating expenses and a relative increase in contracts with higher acquisition expense ratios during the first six months of 2011.

Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Lloyd’s gross premiums written
Specialty	$46,781	$14,230	$32,551
Catastrophe	23,965	12,993	10,972
Insurance	—	21,642	(21,642)

Total Lloyd’s gross premiums written (1)	$70,746	$48,865	$21,881

Net premiums written	$60,821	$45,981	$14,840

Net premiums earned	32,907	23,601	9,306
Net claims and claim expenses incurred	39,142	10,339	28,803
Acquisition expenses	5,766	4,331	1,435
Operational expenses	17,607	11,087	6,520

Underwriting loss	$(29,608)	$(2,156)	$(27,452)

Net claims and claim expenses incurred - current accident year	$38,938	$10,500	$28,438
Net claims and claim expenses incurred - prior accident years	204	(161)	365

Net claims and claim expenses incurred - total	$39,142	$10,339	$28,803

Net claims and claim expense ratio - current accident year	118.3%	44.5%	73.8%
Net claims and claim expense ratio - prior accident years	0.6%	(0.7%)	1.3%

Net claims and claim expense ratio - calendar year	118.9%	43.8%	75.1%
Underwriting expense ratio	71.1%	65.3%	5.8%

Combined ratio	190.0%	109.1%	80.9%

(1)	Includes gross premiums written ceded from the Insurance segment to the Lloyd’s segment and from the Reinsurance segment to the Lloyd’s segment of $Nil and $Nil for the six months ended June 30, 2011, respectively (2010 - $21.6 million and $0.2 million, respectively)

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased by $21.9 million, or 44.8% to $70.7 million in the first six months of 2011, compared to $48.9 million in the first six months of 2010. Excluding the impact of an intercompany quota share agreement in the second quarter of 2010, gross premiums written in the Lloyd’s segment increased $43.5 million, or 159.9%, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business, most notably its specialty lines of business.

Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $29.6 million and a combined ratio of 190.0% in the first six months of 2011, compared to an underwriting loss of $2.2 million and a combined ratio of 109.1% in the first six months of 2010. Net claims and claim expenses for the first six months of 2011 are comprised primarily of $14.0 related to the Tohoku earthquake, $6.0 million related to the February 2011 New Zealand earthquake and $3.0 million related to the large U.S. tornadoes in the second quarter of 2011, with the remainder due primarily to incurred but not reported loss activity in the specialty lines of business. Operational expenses increased $6.5 million, to $17.6 million in the first six months of 2011, compared to the first six months of 2010, and principally include compensation and related operating expenses. The increase in the underwriting expense ratio to 71.1% in the first six months of 2011, from 65.3% in the first six months of 2010, was primarily driven by the increase in operational expenses, noted above.

During the first six months of 2011 our Lloyd’s segment experienced net claims and claim expenses related to the February 2011 New Zealand and Tohoku earthquakes and the large U.S. tornadoes in the second quarter of 2011, which added 64.5 percentage points to the Lloyd’s segment combined ratio after considering the impact of net reinstatement premiums earned related to these events, as detailed in the table below.

Six months ended June 30, 2011 (in thousands, except ratios)	February 2011 New Zealand Earthquake	Tohoku Earthquake	Large U.S. Tornadoes	Total
Net claims and claim expenses incurred	$(5,954)	$(13,004)	$(3,000)	$(21,958)

Assumed reinstatement premiums earned	—	760	80	840
Ceded reinstatement premiums earned	—	(298)	—	(298)

Net impact on Lloyd’s segment underwriting result	$(5,954)	$(12,542)	$(2,920)	$(21,416)

Percentage point impact on Lloyd’s segment combined ratio	18.1	36.0	8.7	64.5

Insurance Segment

Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)
Gross premiums written	$313	$685	$(372)

Net premiums written	$327	$(17,146)	$17,473

Net premiums earned	$919	$(2,069)	$2,988
Net claims and claim expenses incurred	2,033	(417)	2,450
Acquisition expenses	229	5,084	(4,855)
Operational expenses	1,258	8,217	(6,959)

Underwriting loss	$(2,601)	$(14,953)	$12,352

Net claims and claim expenses incurred - current accident year	$(69)	$5,486	$(5,555)
Net claims and claim expenses incurred - prior years	2,102	(5,903)	8,005

Net claims and claim expenses incurred - total	$2,033	$(417)	$2,450

Net claims and claim expense ratio - current accident year	(7.5%)	NMF	NMF
Net claims and claim expense ratio - prior accident years	228.7%	NMF	NMF

Net claims and claim expense ratio - calendar year	221.2%	NMF	NMF
Underwriting expense ratio	161.8%	NMF	NMF

Combined ratio	383.0%	NMF	NMF

NMF - Not a meaningful figure.

Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities for our Insurance segment.

Net Investment Income

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars)
Fixed maturity investments	$52,339	$56,889	$(4,550)
Short term investments	1,028	1,168	(140)
Equity investments trading	126	—	126
Other investments
Hedge fund and private equity investments	31,737	25,724	6,013
Other	13,665	13,034	631
Cash and cash equivalents	86	83	3

	98,981	96,898	2,083
Investment expenses	(5,372)	(5,016)	(356)

Net investment income	$93,609	$91,882	$1,727

Net investment income was $93.6 million in the first six months of 2011, compared to $91.9 million in the first six months of 2010. The $1.7 million increase in net investment income was principally driven by a $6.0 million increase in net investment income from our hedge fund and private equity investments due to higher total returns, and partially offset by a $4.6 million decrease in net investment income from our fixed maturity investments portfolio due to lower yields experienced in the first six months of 2011, compared to the first six months of 2010. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $33.7 million in the first six months of 2011, compared to $5.7 million in the first six months of 2010.

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

Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars)
Gross realized gains	$25,992	$77,601	$(51,609)
Gross realized losses	(16,773)	(11,132)	(5,641)

Net realized gains (losses) on fixed maturity investments	$9,219	$66,469	$(57,250)

Net unrealized gains on fixed maturity investments trading	20,970	51,782	(30,812)
Net unrealized losses on equity investments trading	(424)	—	(424)

Net realized and unrealized gains on investments	$29,765	$118,251	$(88,486)

Total other-than-temporary impairments	—	(831)	831
Portion recognized in other comprehensive income, before taxes	—	2	(2)

Net other-than-temporary impairments	$—	$(829)	$829

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

Net realized and unrealized gains on investments were $29.8 million in the first six months of 2011, compared to $118.3 million in the first six months of 2010, a decrease of $88.5 million. The unrealized gains on our fixed maturity investments trading of $20.9 million during the first six months of 2011 decreased $30.8 million, compared to $51.8 million in the first six months of 2010, primarily as a result of the relatively lower interest rate environment. In addition, we recognized an unrealized loss of $0.4 million on our investments in certain publicly traded equity positions during the first six months of 2011.

Equity in (Losses) Earnings of Other Ventures

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars)
Tower Hill Companies	$767	$(842)	$1,609
Top Layer Re	(18,542)	5,989	(24,531)
Other	(850)	169	(1,019)

Total equity in (losses) earnings of other ventures	$(18,625)	$5,316	$(23,941)

Equity in (losses) earnings of other ventures primarily represents our pro-rata share of the net (loss) income from our investments in the Tower Hill Companies and Top Layer Re. Equity in losses of other ventures was $18.6 million in the first six months of 2011, compared to equity in earnings of other ventures of $5.3 million in the first six months of 2010. The $23.9 million decrease was primarily due to our equity in losses of Top Layer Re of $18.5 million during the first six months of 2011, primarily as a result of Top Layer Re experiencing net claims and claim expenses related to the February 2011 New Zealand earthquake.

The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other Income (Loss)

Six months ended June 30,	2011	2010	Change
(in thousands of U.S. dollars)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$42,499	$(2,557)	$45,056
Mark-to-market on Platinum warrant	2,975	(5,365)	8,340
Weather and energy risk management operations	(484)	(2,317)	1,833
Other items	(12)	306	(318)

Total other income (loss)	$44,978	$(9,933)	$54,911

In the first six months of 2011, we generated $45.0 million of other income, compared to an other loss of $9.9 million in the first six months of 2010. The $54.9 million improvement is primarily due to assumed and ceded reinsurance contracts accounted for at fair value generating income of $42.5 million in the first six months of 2011, compared to a loss of $2.6 million in the first six months of 2010, principally as a result of net recoverables from the Tohoku earthquake. In addition, we recognized a gain on sale of the Platinum warrants (which had provided the Company the right to purchase 2.5 million common shares from Platinum for $27.00 per share) of $3.0 million in the first quarter of 2011, compared to a mark-to-market loss of $5.4 million in the first six months of 2010, and results from our weather and energy risk management operations improved $1.8 million due to overall more favorable trading conditions experienced during the first six months of 2011, compared to the first six months of 2010.

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

Other Items

Corporate Expenses

Corporate expenses were $6.1 million in the first six months of 2011, compared to $9.8 million in the first six months of 2010, with the decrease primarily due to a corporate insurance recovery recorded in the first quarter of 2011.

Interest Expense

Interest expense increased $2.6 million to $11.9 million in the first six months of 2011, compared to $9.4 million in the first six months of 2010, primarily due to interest expense on the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010.

Income Tax Benefit

Income tax benefit decreased $2.1 million to a benefit of $1.8 million in the first six months of 2011, compared to $3.9 million in the first six months of 2010, due primarily to a decrease in pretax losses in our U.S.-based operations.

Net Loss (Income) Attributable to Noncontrolling Interests

The net loss attributable to the noncontrolling interests of $63.6 million in the first six months of 2011 deteriorated from net income attributable to noncontrolling interests of $62.5 million in the first six months of 2010, primarily due to net losses of DaVinciRe. DaVinciRe incurred an underwriting loss in the first six months of 2011, compared to underwriting income in the first six months of 2010, principally due to the large catastrophes of the first quarter of 2011.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Loss from discontinued operations of $11.6 million in the first six months of 2011 is primarily due to the recognition of a $10.0 million expense related to a contractually agreed obligation to pay, or otherwise reimburse, QBE for amounts potentially up to $10.0 million in respect of net adverse development on prior accident years net claims and claims expenses for reserves that were sold to QBE in conjunction with the sale. The $10.0 million represents the maximum amount payable under the reserve collar. We will continue to evaluate any favorable or adverse developments related to the reserve collar quarterly pursuant to the terms of the Stock Purchase Agreement with QBE. Income from discontinued operations in the first six months of 2010 of $30.3 million of income is primarily driven by favorable development on prior accident years in the crop insurance line of business in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company maintain certain measures of solvency and liquidity. At June 30, 2011, the statutory capital and surplus of our Bermuda insurance and reinsurance subsidiaries was $2.6 billion, and the amount of capital and surplus required to be maintained under Bermuda law, the Minimum Solvency Margin, was $505.9 million. During the first six months of 2011, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $6.5 million and $547.3 million, respectively, compared with $175.8 million and $Nil, respectively, during the first six months of 2010. During the first six months of 2011, our holding company contributed capital to Renaissance Reinsurance, net of dividends received, of $160.9 million, compared with Renaissance Reinsurance returning capital to our holding company, which included dividends declared and returned capital, net of capital contributions received, of $281.3 million during the first six months of 2011.

As discussed in the “Capital Resources” section below, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level. Although not required to maintain Top Layer Re’s minimum solvency margin as defined by the BMA, nor mandatorily obligated to, Renaissance Reinsurance contributed $20.5 million in additional paid-in capital to Top Layer Re following the February 2011 New Zealand earthquake.

Under the Insurance Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its Enhanced Capital Requirement (“ECR”) which is established by reference to the Bermuda Solvency and Capital Requirement (“BSCR”) model. The BSCR is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a Target Capital Level (“TCL”) for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The Company has completed and filed the 2010 BSCR for Renaissance Reinsurance and DaVinci, and both companies have exceeded the target level of required capital.

RenaissanceRe CCL and Syndicate 1458 are subject to regulation by the Council of Lloyd’s. Syndicate 1458 is also subject to regulation by the Financial Services Authority (the “FSA”) under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At June 30, 2011, the Company maintained $93.5 million and £19.0 million as a Funds at Lloyd’s facility. In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at June 30, 2011.

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

Cash Flows and Liquidity

During the first six months of 2011, our cash and cash equivalents decreased $40.0 million, to $237.7 million at June 30, 2011, compared to $277.7 million at December 31, 2010.

Cash flows provided by operating activities. Cash flows provided by operating activities during the first six months of 2011 were $31.0 million, compared to $288.5 million in the first six months of 2010. Cash flows provided by operating activities during the first six months of 2011 were primarily the result of certain adjustments to reconcile our net loss of $269.4 million to net cash provided by operating activities, including: an increase in our reserve for claims and claim expenses of $912.9 million; an increase in unearned premiums of $544.8 million; an increase in reinsurance balances payable of $85.1 million; and partially offset by an increase in premiums receivable and prepaid reinsurance premiums of $611.4 million and $185.0 million, respectively; an increase in deferred acquisition costs of $55.2 million; and net unrealized gains included in other income of $63.1 million principally due to reinsurance contracts accounted for at fair value which experienced net recoverables from the Tohoku earthquake during the first quarter of 2011. As discussed under “Summary of Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010”, we incurred underwriting losses and lower investment results, which contributed to the decrease in cash flows used in operating activities.

Cash flows provided by investing activities. During the first six months of 2011, our cash flows provided by investing activities were $401.4 million, which principally reflected $269.5 million in net proceeds from the sale of substantially all of our U.S.-based insurance operations to QBE and $47.0 million related to the sale of our Platinum warrant during the first quarter of 2011. In addition, during the first six months of 2011, in response to the large catastrophes of the first six months and the desire to have appropriate capital resources available to pay valid claims quickly, we had net cash inflows of $162.4 million resulting from our fixed maturity and short term investments.

Cash flows used in financing activities. Our cash flows used in financing activities in the first six months of 2011 were $475.7 million, principally comprised of the repurchase of $174.8 million of our common shares, the payment of $26.7 million and $17.5 million in dividends to our common and preferred shareholders, respectively, the repurchase of $126.7 million of DaVinciRe shares and the repayment of the outstanding principal of the DaVinciRe revolving credit facility of $200.0 million, as discussed below in the “Capital Resources” section. Partially offsetting the above cash flows used in financing activities, was a $70.0 million cash inflow related to the redeemable noncontrolling interest portion of the DaVinciRe equity capital raise executed during the second quarter of 2011.

During the first six months of 2010, our cash and cash equivalents increased $24.3 million, to $220.3 million at June 30, 2011, compared to $203.1 million at December 31, 2009.

Cash flows provided by operating activities. Cash flows provided by operating activities in the first six months of 2010 were $288.5 million, which principally consisted of our net income of $458.9 million and an increase in our reserve for unearned premiums of $548.3 million, and partially offset by an increase in premiums receivable of $431.7 million, an increase in prepaid reinsurance premiums of $184.4 and an adjustment for net realized and unrealized gains on fixed maturity investments of $119.7 million. As discussed under “Summary of Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010”, we generated positive underwriting income and improved investment results in the first six months of 2010, which contributed to cash flows provided by operating activities. In addition, our claims and claim expenses, net, decreased $5.5 million in the first six months of 2010, compared to a decrease of $189.8 million in the first six months of 2009, primarily as a result of $132.2 million of paid claims and claim expenses during the first six months of 2010, and partially offset by $126.7 million of incurred claims and claim expenses. Cash flows provided by operating activities in the first six months of 2010 were primarily used to support our investing and financing activities, as discussed below.

Cash flows provided by investing activities. During the first six months of 2010, our cash flows provided by investing activities were $84.2 million, which principally reflects our decision to use a portion of our cash flows provided by operating activities to fund investing activities. In addition, during the first six months of 2010, we decreased our allocation to short term investments, and increased our allocation to fixed maturity investments, as a result of the continuing low interest rate environment. In the first six months of 2010, we purchased $6.6 billion of fixed maturity investments trading, compared to $nil in the first six months of 2009, as a result of our decision during the fourth quarter of 2009 to designate, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale. As a result, we currently expect our fixed maturity investments available for sale balance to decrease and the fixed maturity trading balance to increase over time.

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

A large portion of the coverages we provide can produce losses of high severity and low frequency, therefore it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the large catastrophes in the first six months of 2011, the Chilean and New Zealand earthquakes in 2010, hurricanes Gustav and Ike during 2008, and the large storms of 2005, especially Katrina, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events will likely vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

June 30, 2011	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)
Catastrophe	$406,522	$473,439	$630,651	$1,510,612
Specialty	108,613	51,439	347,795	507,847

Total Reinsurance	515,135	524,878	978,446	2,018,459
Lloyd’s	10,498	10,450	39,008	59,956
Insurance	35,196	5,577	51,540	92,313

Total	$560,829	$540,905	$1,068,994	$2,170,728

December 31, 2010
(in thousands of U.S. dollars)
Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290

Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd’s	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142

Total	$316,793	$351,589	$589,461	$1,257,843

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the six months ended June 30, 2011 and 2010, changes to prior year estimated claims reserves (decreased) increased our net (loss) income by $88.8 million and $192.5 million, respectively, excluding the consideration of changes in reinstatement premiums, profit commissions, redeemable noncontrolling interest – DaVinciRe and income tax.

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

We recorded $540.5 million of gross claims and claim expenses incurred in 2008 as a result of losses arising from hurricanes Gustav and Ike which struck the U.S. in 2008. In 2010, we recorded $159.7 million, $166.8 million and $23.0 million of gross claims and claim expenses as a result of losses arising from the Chilean and September 2010 New Zealand earthquakes and the Australian flooding, respectively. Additionally, in the first quarter of 2011, we recorded $55.8 million, $271.6 million and $569.0 million of gross claims and claim expenses as a result of losses arising from the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake, respectively. In the second quarter of 2011, we recorded $143.8 million of gross claims and claim expenses as a result of the large U.S. tornadoes. Our estimates of losses from these events are based on factors including currently available information derived from the Company’s preliminary claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for the 2011 and 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, September 2010 New Zealand, February 2011 New Zealand and Tohoku earthquakes); and in the case of Australian flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. In addition, a significant portion of the net claims and claim expenses associated with the New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially with regard to the Tohoku earthquake, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, and those of 2008, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Capital Resources

Our total capital resources are as follows:

(in thousands of U.S. dollars)	June 30, 2011	December 31, 2010	Change
Common shareholders’ equity	$2,965,271	$3,386,325	$(421,054)
Preference shares	550,000	550,000	—

Total shareholders’ equity attributable to RenaissanceRe	3,515,271	3,936,325	(421,054)
5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,201	249,155	46
RenaissanceRe revolving credit facility - borrowed	—	—	—
RenaissanceRe revolving credit facility - unborrowed	150,000	150,000	—
DaVinciRe revolving credit facility - borrowed	—	200,000	(200,000)
DaVinciRe revolving credit facility - unborrowed	—	—	—
Renaissance Trading credit facility - borrowed	—	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000	—

Total capital resources	$4,024,472	$4,645,480	$(621,008)

In the first six months of 2011, our capital resources decreased by $621.0 million, principally due to the decrease in shareholders’ equity as a result of our comprehensive loss attributable to RenaissanceRe of $207.6 million, $26.7 million of dividends on common shares, $174.8 million of common share repurchases during the first quarter of 2011, and the repayment on April 1, 2011 of outstanding principal of $200.0 million, and subsequent expiry, of the DaVinciRe revolving credit facility, as discussed in detail below.

Excluding shareholders’ equity as described above, capital resources at June 30, 2011 have not changed materially compared to December 31, 2010, except as noted below.

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

DaVinciRe Revolving Credit Facility

DaVinciRe was party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (as amended, the “DaVinciRe Credit Agreement”), which provided for a revolving credit facility in an aggregate amount of up to $200.0 million and was scheduled to mature on April 5, 2011. On April 1, 2011, DaVinciRe repaid in full the $200.0 million borrowed under the DaVinciRe Credit Agreement and terminated the lenders’ lending commitment thereunder. In connection with such repayment and termination, on March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three-month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40 to 1.00 and a net worth of no less than $500.0 million. At July 22, 2011, $200.0 million remained outstanding under the Loan Agreement.

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

Bilateral Letter of Credit Facility (“Bilateral Facility”)

Effective September 17, 2010, each of Renaissance Reinsurance, DaVinci and Glencoe (collectively, the “Bilateral Facility Participants”), entered into a secured letter of credit facility with Citibank Europe plc (“CEP”). The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million. Effective July 14, 2011, CEP and the Bilateral Facility Participants entered into a letter agreement pursuant to which the termination date of the Bilateral Facility was extended from December 31, 2012 to December 31, 2013.

Letters of Credit

At June 30, 2011, we had $423.1 million of letters of credit with effective dates on or before June 30, 2011 outstanding under the Reimbursement Agreement and total letters of credit outstanding under all facilities of $528.5 million.

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

Renaissance Trading Margin Facility and Guarantees

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At June 30, 2011, $Nil was outstanding under the facility.

At June 30, 2011, RenaissanceRe had provided guarantees in the aggregate amount of $245.5 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

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

On June 1, 2011, DaVinciRe completed an equity raise of $100.0 million from new and existing shareholders. The capital raised will be used to support the ongoing underwriting activities of DaVinci, which primarily writes property catastrophe reinsurance and certain classes of specialty reinsurance. As a result of the equity raise, our ownership in DaVinciRe decreased to 42.8% effective June 1, 2011, compared to 44.0% at January 1, 2011. We expect our ownership in DaVinciRe to fluctuate over time.

In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe have submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $17.6 million at June 30, 2011.

Investments

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars, except percentages)	June 30, 2011		December 31, 2010		Change
U.S. treasuries	$454,148	7.8%	$761,461	12.4%	$(307,313)
Agencies	189,765	3.3%	216,963	3.6%	(27,198)
Non-U.S. government (Sovereign debt)	340,430	5.9%	184,387	3.0%	156,043
FDIC guaranteed corporate	232,992	4.0%	388,468	6.4%	(155,476)
Non-U.S. government-backed corporate	409,443	7.1%	357,504	5.9%	51,939
Corporate	1,651,688	28.4%	1,512,411	24.7%	139,277
Agency mortgage-backed	296,627	5.1%	401,807	6.6%	(105,180)
Non-agency mortgage-backed	105,581	1.8%	34,149	0.6%	71,432
Commercial mortgage-backed	340,610	5.9%	219,440	3.6%	121,170
Asset-backed	45,690	0.8%	40,107	0.7%	5,583

Total fixed maturity investments, at fair value	4,066,974	70.1%	4,116,697	67.5%	(49,723)
Short term investments, at fair value	774,421	13.4%	1,110,364	18.2%	(335,943)
Equity investments trading, at fair value	32,252	0.6%	—	0.0%	32,252
Other investments, at fair value	839,643	14.5%	787,548	12.9%	52,095

Total managed investments portfolio	5,713,290	98.6%	6,014,609	98.6%	(301,319)
Investments in other ventures, under equity method	82,197	1.4%	85,603	1.4%	(3,406)

Total investments	$5,795,487	100.0%	$6,100,212	100.0%	$(304,725)

Our total investments at June 30, 2011 decreased $304.7 million from December 31, 2010, primarily as a result of $174.8 million of common share repurchases, $26.7 million and $17.5 million of common share and preferred share dividends, respectively, and $200.0 million to repay the DaVinciRe revolving credit facility, as described in the “Capital Resources” section above, partially offset by investing a portion of the net proceeds from sale of our discontinued operations held for sale of $269.5 million. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as such, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to equity investments trading and other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other investments. At June 30, 2011, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2010 – AA), an average duration of 2.7 years (December 31, 2010 – 3.2 years) and a weighted average effective yield of 2.4% (December 31, 2010 – 2.1%).

Other Investments

The table below shows our portfolio of other investments:

(in thousands of U.S. dollars)	June 30, 2011	December 31, 2010	Change
Private equity partnerships	$363,688	$347,556	$16,132
Senior secured bank loan funds	247,528	166,106	81,422
Catastrophe bonds	93,805	123,961	(30,156)
Non-U.S. fixed income funds	88,962	80,224	8,738
Hedge funds	39,753	41,005	(1,252)
Miscellaneous other investments	5,907	28,696	(22,789)

Total other investments	$839,643	$787,548	$52,095

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

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $45.4 million of net investment income for the first six months of 2011, compared to $38.8 million in the first six months of 2010. Of this amount, $33.7 million relates to net unrealized gains compared with $5.7 million for the first six months of 2011 and 2010, respectively.

We have committed capital to private equity partnerships and other entities of $853.0 million, of which $663.1 million has been contributed at June 30, 2011. Our remaining commitments to these funds at June 30, 2011 totaled $186.1 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2011, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2010 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of June 30, 2011, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Current Outlook

Impact of Recent Catastrophes and Other Developments

In the first half of 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including the Australian flooding, earthquakes affecting New Zealand, tornadoes in the U.S. and, most materially, the Tohoku earthquake. According to leading global intermediaries and other published reports, aggregate industry losses in the first half of 2011 are expected to exceed the total of all losses for 2010, which itself was an active year for insured natural catastrophes, as to which leading industry publications reported ten events that triggered insured losses of at least $1.0 billion, including the Chilean earthquake, the September 2010 New Zealand earthquake and European windstorm Xynthia, with additional earthquakes in Pakistan and, in particular, Haiti, though largely uninsured, causing extensive loss of life. Overall, we believe these events have somewhat depleted the excess capital we estimated was held by private market insurers and reinsurers in 2010, and may lead, over time, to increased demand for the coverages and solutions in which we specialize. In addition, we currently estimate that demand may be favorably impacted by the release of Version 11.0 of the RMS Atlantic Hurricane Model for the U.S. (“RMS version 11”) and the continued low investment return environment. However, we cannot assure you that increased demand will indeed materialize or be sustained, or will lead directly to improvements in our book of business. In addition, RMS has recently released a further updated model relating to European windstorms, which we believe is likely to affect demand for our products in Europe, although it is unclear at this time whether or not such impact will be favorable.

General Economic Conditions

While economic conditions in the U.S. and certain of our other key markets in general improved in 2010 and the first quarter of 2011, compared to immediately preceding periods, meaningful uncertainty remains regarding the strength, duration and comprehensiveness of any economic recovery. In the second quarter, a range of financial data indicated that economic recovery in the U.S. and other of our key markets may have slowed or stalled, driven by factors including the financial and fiscal instability of several European jurisdictions, the uncertainty engendered by the U.S. debt ceiling debate, the rising cost of oil and for energy more generally, the rising prices for various agricultural and other commodities, and other factors. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including dislocations in the financial markets which could give rise to increased economic uncertainty, or to further deterioration of economic conditions. Moreover, if economic growth were to re-emerge, such growth may be only at a comparably suppressed rate for a relatively extended period of time. If the current economic conditions persist at their current levels or decline, demand for the products sold by us or our customers or our overall ability to write business at risk-adequate rates could weaken. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of the economic downturn.

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

Market Conditions and Competition

While the January 2011 renewal season reflected continued softening and uncertainty in the predominant part of the markets in which we focus, albeit at a diminished pace compared to the softening trends experienced overall in January 2010, regions directly impacted by the catastrophe events of 2010 evidenced signs of stabilization and, for certain coverages or accounts, improvement. As noted above, the first six months of 2011 have been marked by significant global catastrophe losses. In addition, the release of RMS version 11 has also had an impact on the perceived capital positions and views of risk of a range of market participants. Following these developments, leading global intermediaries and other observers have reported, in general, that the June 1 and July 1, 2011 reinsurance renewal seasons for catastrophe-exposed reinsurance coverage were characterized by price increases on a risk-adjusted basis as measured by Version 9.0 of the RMS Atlantic Hurricane Model for the U.S., the widely used prior RMS model. On a risk-adjusted basis using RMS version 11 or the current model release from AIR, a leading catastrophe model vendor, market wide pricing is reported by these sources to be down, or flat. Specific renewal terms vary widely by insured account and, at times, in respect of specific reinsurers and coverages; we believe these variances may have been greater during this renewal season than is typically the case. Moreover, according to U.S. state regulators, brokers and other parties, there is also growing evidence of rate increases on underlying U.S. primary property insurance business, which over time may support increased demand for catastrophe reinsurance coverage. Notwithstanding these catastrophe market developments, leading global intermediaries and other sources have generally reported that July 1 renewals in the U.S. casualty reinsurance market continued to reflect a relatively soft pricing environment, with little change from immediately preceding casualty renewals overall.

As a result of a range of industry developments, we currently estimate that demand for catastrophe coverages may continue to increase in both Europe and in Japan and the Asia-Pacific region more broadly. These factors include the catastrophic losses of 2011 to date and the implementation by market participants and other stakeholders of revised catastrophe models relating to exposures in certain of the markets subject to January 1 renewal terms. However, it is not certain that any increase in demand will indeed occur, will be sustained over time, or will not be offset by adverse or unforeseen factors. It is also possible that we will encounter more significant competitive barriers than we have in the past and therefore render us unable to participate in improving markets, should they transpire, to the degree we may wish to pursue opportunities in such markets. We believe that our strong relationships, and track record of superior claims paying ability and other client service will enable us to compete for the business we find attractive; however, our relationships in emerging markets are not as developed as they are in our current core markets.

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

Legislative and Regulatory Update

Under current Bermuda law, the Company is not subject to any tax computed on profits or income or computed on any capital asset, gain or appreciation. The Company has been exempted from any such tax until March 2016 pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. During June 2011, the Minister of Finance of Bermuda granted an extension of this assurance to the Company with effect until March 2035.

In April 2010, the U.S. House Financial Services Committee approved H.R. 2555, titled “The Homeowners Defense Act,” by a vote of 39-26. Concurrently, the Financial Services Committee passed legislation which would expand the National Flood Insurance Program (the “NFIP”) to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event) (this legislation, together with H.R. 2555, is referred to below as the “House Bills”). H.R. 2555 would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. While neither of the House Bills was ultimately passed in the 2010 Congress, members of both the House and Senate continue to express support for this legislation and it remains possible this legislation or similar legislation will be considered by Congress.

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

If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally. While none of this legislation has been enacted to date, and although we believe such legislation will continue to be vigorously opposed, if adopted these bills would likely diminish the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Throughout 2009 and into early 2010, Congress passed a series of short term extensions of the NFIP. In September 2010, Congress extended the program for a one year period; this extension is scheduled to expire September 30, 2011. In July 2011, the U.S. House passed, by a 406-22 vote, the Flood Insurance Reform Act of 2011, which would renew the NFIP through September 30, 2016, and effect substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) would be explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the United States, and to assess the capacity of the private reinsurance market to assume some of the program’s risk. FEMA would be required to submit a report on this assessment within six months of enactment. The House bill would also increase the annual limitation on program premium increases from 10 percent to 20 percent of the average of the risk premium rates for the properties concerned; would establish a four-year phase-in, after the first year, in annual 20 percent increments, of full actuarial rates for a newly mapped risk premium rate area; and would instruct FEMA to establish new flood insurance rate maps. If enacted, these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. However, at this time the Senate has not passed companion legislation, and there can be no assurance that Congress will ultimately pass reform legislation, or that the studies and pilot programs contemplated by the bill will indeed contribute meaningfully to private sector reforms. At the same time, expansions or weakening of the NFIP, or a failure to act on the expiring current program in a timely fashion, particularly if unanticipated by industry participants, could have dislocating impacts on the industry and our customers and potentially have an adverse impact on us.

In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund’s (“FHCF”) provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill increased the cost of the optional coverage, which is believed to have contributed to reductions in the amount of this coverage purchased by eligible insurers until the phase-out is complete. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens Property Insurance Corporation (“Citizens”), to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. For 2010, the approved rate increase for Citizens was approximately 5%. The rate increases and cut back on coverage by FHCF and Citizens are expected to support, over time, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.

In May 2011, the Florida legislature passed Florida Senate bill 408 (“SB 408”), relating principally to property insurance. Among other things, SB 408 requires an increase in minimum capital and surplus for newly licensed Florida domestic insurers from $5 million to $15 million; institutes a 3-year claims filing deadline for new and reopened claims from the date of a hurricane or windstorm; allows an insurer to offer coverage where replacement cost value is paid, but initial payment is limited to actual cash value; allows admitted insurers to seek rate increases up to 15% to adjust for third party reinsurance costs; and institutes a range of reforms relating to various matters that have increased the costs of insuring sinkholes in Florida. While we believe SB 408 should contribute over time to stabilization of the Florida market, legislation intended to further reform and stabilize Citizens was not passed in the 2011 legislative session.

We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the ongoing instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009 and 2010, each unusually low catastrophe years. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. The advent of a large windstorm, or of multiple smaller storms, could potentially challenge the assessment-based claims paying capacity of Citizens and the FHCF. Any inability, or delay, in the claims paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.

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

•

the inherent uncertainties in our reserving process, particularly as regards to the large seismic events of 2010 and 2011, and also including those related to the 2005 and 2008 catastrophes, which uncertainties could increase as the product classes we offer evolve over time;

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

•

risks relating to the inability, or delay, in the claims paying ability of Citizens, FHCF or of private market participants in Florida, particularly following a large windstorm or of multiple smaller storms, which could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts;

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

•

the impact of an inability to reach agreement on a national debt ceiling in the United States, on the perceived inability of the United States to continue to pay its debt obligations when due, including the possible downgrade of U.S. securities by credit rating agencies, and the resulting effect on the value of securities in our investment portfolio as well as the uncertainty in the market generally;

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 18, 2011, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended June 30, 2011, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$436.9
April 1 - 30, 2011	—	$—	—	$—	—	$—	—
May 1 - 31, 2011	881	$69.78	881	$69.78	—	$—	—
May 18, 2011 - increased authorized share repurchase program to $500.0 million
							63.1

Dollar amount available to be repurchased							500.0
June 1 - 30, 2011	—	$—	—	$—	—	$—	—

Total	881	$69.78	881	$69.78	—	$—	$500.0

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

Date: July 27, 2011