Form 10-Q
period 2011-09-30
RENAISSANCERE HOLDINGS LTD
filed 2011-11-03
CIK 913144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding shares of RenaissanceRe Holdings Ltd.’s common shares, par value US $1.00 per share, as of October 27, 2011 was 51,786,700.

Total number of pages in this report: 106

RenaissanceRe Holdings Ltd.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States Dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Fixed maturity investments trading, at fair value (Amortized cost $3,671,728 and $3,859,442 at September 30, 2011 and December 31, 2010, respectively)	$3,687,669	$3,871,780
Fixed maturity investments available for sale, at fair value (Amortized cost $139,283 and $225,549 at September 30, 2011 and December 31, 2010, respectively)	149,969	244,917
Short term investments, at fair value	1,557,937	1,110,364
Equity investments trading, at fair value (Cost $47,996 at September 30, 2011)	45,607	—
Other investments, at fair value	736,757	787,548
Investments in other ventures, under equity method	78,071	85,603

Total investments	6,256,010	6,100,212

Cash and cash equivalents	235,058	277,738
Premiums receivable	695,163	322,080
Prepaid reinsurance premiums	164,547	60,643
Reinsurance recoverable	434,553	101,711
Accrued investment income	34,237	34,560
Deferred acquisition costs	71,225	35,648
Receivable for investments sold	33,791	99,226
Other secured assets	—	14,250
Other assets	176,114	205,373
Goodwill and other intangibles	14,230	14,690
Assets of discontinued operations held for sale	2,481	872,147

Total assets	$8,117,409	$8,138,278

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,226,005	$1,257,843
Unearned premiums	623,596	286,183
Debt	349,224	549,155
Reinsurance balances payable	317,627	318,024
Payable for investments purchased	233,282	195,383
Other secured liabilities	—	14,000
Other liabilities	174,424	222,310
Liabilities of discontinued operations held for sale	9,098	598,511

Total liabilities	3,933,256	3,441,409

Commitments and Contingencies

Redeemable noncontrolling interest - DaVinciRe	633,112	757,655

Shareholders’ Equity

Preference shares	550,000	550,000
Common shares	51,787	54,110
Additional paid-in capital	9,331	—
Accumulated other comprehensive income	11,092	19,823
Retained earnings	2,925,604	3,312,392

Total shareholders’ equity attributable to RenaissanceRe	3,547,814	3,936,325
Noncontrolling interest	3,227	2,889

Total shareholders’ equity	3,551,041	3,939,214

Total liabilities, noncontrolling interest and shareholders’ equity	$8,117,409	$8,138,278

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2010

(in thousands of United States Dollars, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues
Gross premiums written	$139,938	$111,543	$1,392,006	$1,134,094

Net premiums written	$103,010	$82,307	$983,580	$818,800
Decrease (increase) in unearned premiums	126,214	130,048	(231,640)	(143,621)

Net premiums earned	229,224	212,355	751,940	675,179
Net investment (loss) income	(27,940)	59,570	65,669	151,452
Net foreign exchange losses	(2,650)	(529)	(6,511)	(12,480)
Equity in earnings (losses) of other ventures	4,794	(6,740)	(13,831)	(1,424)
Other (loss) income	(2,015)	25,021	42,963	15,088
Net realized and unrealized gains on investments	16,983	92,342	46,748	210,593

Total other-than-temporary impairments	(498)	—	(498)	(831)
Portion recognized in other comprehensive income, before taxes	49	—	49	2

Net other-than-temporary impairments	(449)	—	(449)	(829)

Total revenues	217,947	382,019	886,529	1,037,579

Expenses
Net claims and claim expenses incurred	77,830	77,936	857,628	156,473
Acquisition expenses	26,057	26,143	72,275	76,158
Operational expenses	42,169	36,970	126,298	120,160
Corporate expenses	3,582	5,590	9,657	15,392
Interest expense	5,722	6,164	17,647	15,526

Total expenses	155,360	152,803	1,083,505	383,709

Income (loss) from continuing operations before taxes	62,587	229,216	(196,976)	653,870
Income tax benefit	1,435	2,399	3,260	6,320

Income (loss) from continuing operations	64,022	231,615	(193,716)	660,190
(Loss) income from discontinued operations	(965)	21,234	(12,585)	51,562

Net income (loss)	63,057	252,849	(206,301)	711,752
Net (income) loss attributable to noncontrolling interests	(5,044)	(37,524)	58,545	(99,989)

Net income (loss) attributable to RenaissanceRe	58,013	215,325	(147,756)	611,763
Dividends on preference shares	(8,750)	(10,575)	(26,250)	(31,725)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$49,263	$204,750	$(174,006)	$580,038

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share - basic	$0.98	$3.33	$(3.19)	$9.21
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share - basic	(0.02)	0.40	(0.25)	0.92

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share - basic	$0.96	$3.73	$(3.44)	$10.13

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share - diluted (1)	$0.97	$3.31	$(3.19)	$9.12
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share - diluted (1)	(0.02)	0.39	(0.25)	0.92

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share - diluted (1)	$0.95	$3.70	$(3.44)	$10.04

Dividends per common share	$0.26	$0.25	$0.78	$0.75

(1)	Earnings per share calculations use average common shares outstanding - basic, when in a net loss position, as required by FASB ASC Topic Earnings per Share.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2011 and 2010

(in thousands of United States Dollars)

(Unaudited)

	Nine months ended
	September 30, 2011	September 30, 2010

Preference shares
Balance - January 1	$550,000	$650,000

Balance - September 30	550,000	650,000

Common shares
Balance - January 1	54,110	61,745
Repurchase of shares	(2,655)	(7,417)
Exercise of options and issuance of restricted stock and awards	332	547

Balance - September 30	51,787	54,875

Additional paid-in capital
Balance - January 1	—	—
Repurchase of shares	546	(17,979)
Change in redeemable noncontrolling interest - DaVinciRe	(305)	5,009
Exercise of options and issuance of restricted stock and awards	9,090	18,810

Balance - September 30	9,331	5,840

Accumulated other comprehensive income
Balance - January 1	19,823	41,438
Change in net unrealized gains on fixed maturity investments available for sale	(8,682)	(17,662)
Portion of other-than-temporary impairments recognized in other comprehensive income	(49)	(2)

Balance - September 30	11,092	23,774

Retained earnings
Balance - January 1	3,312,392	3,087,603
Net (loss) income	(206,301)	711,752
Net loss (income) attributable to noncontrolling interests	58,545	(99,989)
Repurchase of shares	(172,683)	(385,939)
Dividends on common shares	(40,099)	(42,381)
Dividends on preference shares	(26,250)	(31,725)

Balance - September 30	2,925,604	3,239,321

Noncontrolling interest	3,227	—

Total shareholders’ equity	$3,551,041	$3,973,810

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2011 and 2010

(in thousands of United States Dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Comprehensive income (loss)
Net income (loss)	$63,057	$252,849	$(206,301)	$711,752
Change in net unrealized gains on fixed maturity investments available for sale	(6,890)	(1,979)	(8,688)	(21,086)
Portion of other-than-temporary impairments recognized in other comprehensive income	(49)	—	(49)	(2)

Comprehensive income (loss)	56,118	250,870	(215,038)	690,664

Net (income) loss attributable to noncontrolling interests	(5,044)	(37,524)	58,545	(99,989)
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	3,600	6	3,424

Comprehensive (income) loss attributable to redeemable noncontrolling interest - DaVinciRe	(5,044)	(33,924)	58,551	(96,565)

Comprehensive income (loss) attributable to RenaissanceRe	$51,074	$216,946	$(156,487)	$594,099

Disclosure regarding net unrealized gains
Total realized and net unrealized holding (losses) gains on fixed maturity investments available for sale and net other-than-temporary impairments	$(4,320)	$16,731	$(3,418)	$58,347
Net realized gains on fixed maturity investments available for sale	(3,019)	(15,110)	(5,713)	(76,838)
Net other-than-temporary impairments recognized in earnings	449	—	449	829

Change in net unrealized gains on fixed maturity investments available for sale	$(6,890)	$1,621	$(8,682)	$(17,662)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(in thousands of United States dollars)

(Unaudited)

	Nine months ended
	September 30, 2011	September 30, 2010

Cash flows provided by operating activities

Net (loss) income	$(206,301)	$711,752

Adjustments to reconcile net (loss) income to net cash provided by operating activities

Amortization, accretion and depreciation	27,040	40,026
Equity in undistributed losses of other ventures	14,552	14,956
Net realized and unrealized gains on fixed maturity investments	(46,748)	(217,715)
Net other-than-temporary impairments	449	829
Net unrealized gains included in net investment (loss) income	(16,018)	(21,005)
Net unrealized losses included in other (loss) income	1,542	18,856
Change in:
Premiums receivable	(373,083)	(173,722)
Prepaid reinsurance premiums	(103,904)	(86,420)
Reinsurance recoverable	(332,842)	(6,678)
Deferred acquisition costs	(35,577)	(18,436)
Reserve for claims and claim expenses	968,162	4,333
Unearned premiums	337,413	244,022
Reinsurance balances payable	(397)	(17,057)
Other	(39,802)	2,700

Net cash provided by operating activities	194,486	496,441

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of fixed maturity investments trading	4,771,628	5,418,604
Purchases of fixed maturity investments trading	(4,353,649)	(8,939,654)
Proceeds from sales and maturities of fixed maturity investments available for sale	97,302	3,666,224
Purchases of fixed maturity investments available for sale	(4,092)	(402,524)
Purchases of equity investments trading	(47,996)	—
Net (purchases) sales of short term investments	(535,055)	117,519
Net sales of other investments	26,878	86,049
Net (purchases) sales of investments in other ventures	(21,000)	13,835
Net sales of other assets	58,568	2,730
Net proceeds from sale of discontinued operations held for sale	269,520	—

Net cash provided by (used in) investing activities	262,104	(37,217)

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(40,099)	(42,381)
Dividends paid - preference shares	(26,250)	(31,725)
RenaissanceRe common share repurchases	(174,792)	(411,335)
Third party DaVinciRe share transactions	(59,357)	(131,370)
Net repayment of debt	(200,000)	—
Issuance of 5.75% Senior Notes	—	249,046

Net cash used in financing activities	(500,498)	(367,765)

Effect of exchange rate changes on foreign currency cash	1,228	(400)

Net (decrease) increase in cash and cash equivalents	(42,680)	91,059

Net increase in cash and cash equivalents of discontinued operations	—	(46,051)

Cash and cash equivalents, beginning of period	277,738	203,112

Cash and cash equivalents, end of period	$235,058	$248,120

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

•

The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Redeemable noncontrolling interest – DaVinciRe represents the interests of external parties with respect to the net income (loss) and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

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

•

On November 18, 2010, the Company entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with QBE Holdings, Inc. (“QBE”) to sell substantially all of its U.S.-based insurance operations including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National Inc. (“Agro National”), its commercial property insurance operations and its claims operations. At December 31, 2010, the Company classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented. On March 4, 2011, the Company and QBE closed the transaction contemplated by the Stock Purchase Agreement. Refer to “Note 3. Discontinued Operations,” for more information. Insurance policies previously written in connection with the Company’s Bermuda-based insurance operations not sold to QBE are included in the Company’s continuing operations and are included in the Company’s Insurance segment.

Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which amends FASB Accounting Standards Codification (“ASC”) Topic Financial Services – Insurance. ASU 2010-26 modifies the definition of the types of costs that can be capitalized in relation to the acquisition of new and renewal insurance contracts. The amended guidance requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts in order to be capitalized as a deferred acquisition cost. Capitalized costs would include incremental direct costs, such as commissions paid to brokers. Additionally, the portion of employee salaries and benefits directly related to time spent for acquired contracts would be capitalized. Costs that fall outside the revised definition must be expensed when incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retroactive application permitted. The Company is currently evaluating the potential impacts of the adoption of ASU 2010-26, but does not currently expect this standard to have a material impact on its consolidated statements of operations and financial condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB ASC Topic Fair Value Measurement. ASU 2011-04 was issued to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board’s new International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under GAAP and requires enhanced disclosures covering all transfers between Levels 1 and 2 of the fair value hierarchy. Additional disclosures covering Level 3 assets are also required. ASU 2011-04 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the potential impacts of the adoption of ASU 2011-04, but does not currently expect this standard to have a material impact on its consolidated statements of operations and financial condition.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends FASB ASC Topic Comprehensive Income. ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retroactive application required. The Company is currently evaluating the potential impacts of the adoption of ASU 2011-05, but does not currently expect this standard to have a material impact on its consolidated statements of operations, consolidated statements of comprehensive income, or its financial condition.

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

During the three months ended June 30, 2011, the Company recognized a $10.0 million liability and corresponding expense related to the Reserve Collar. The $10.0 million represents the maximum amount payable under the Reserve Collar. No adjustments to the amount payable under the Reserve Collar were made during the three months ended September 30, 2011. The Company will continue to evaluate any favorable or adverse developments relating to the Reserve Collar quarterly pursuant to the terms of the Stock Purchase Agreement with QBE.

NOTE 4.	CEDED REINSURANCE

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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	0000000000	0000000000
Three months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Premiums written
Direct	$6,423	$1,466
Assumed	133,515	110,077
Ceded	(36,928)	(29,236)

Net premiums written	$103,010	$82,307

Premiums earned
Direct	$5,262	$1,696
Assumed	342,019	294,567
Ceded	(118,057)	(83,908)

Net premiums earned	$229,224	$212,355

Claims and claim expenses
Gross claims and claim expenses incurred	$179,664	$95,312
Claims and claim expenses recovered	(101,834)	(17,376)

Net claims and claim expenses incurred	$77,830	$77,936

	0000000000	0000000000
Nine months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Premiums written
Direct	$21,984	$5,545
Assumed	1,370,022	1,128,549
Ceded	(408,426)	(315,294)

Net premiums written	$983,580	$818,800

Premiums earned
Direct	$11,777	$3,416
Assumed	1,043,311	909,806
Ceded	(303,148)	(238,043)

Net premiums earned	$751,940	$675,179

Claims and claim expenses
Gross claims and claim expenses incurred	$1,207,657	$201,691
Claims and claim expenses recovered	(350,029)	(45,218)

Net claims and claim expenses incurred	$857,628	$156,473

NOTE 5.	EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per common share:

Three months ended September 30,	2011	2010
(in thousands of U.S. dollars, except per share data)

Numerator:
Net income available to RenaissanceRe common shareholders	$49,263	$204,750
Amount allocated to participating common shareholders (1)	(911)	(5,147)

	$48,352	$199,603

Denominator (in thousands):
Denominator for basic income per RenaissanceRe common share -

Weighted average common shares	50,501	53,467

Per common share equivalents of employee stock options and restricted shares	472	498

Denominator for diluted income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions	50,973	53,965

Basic income per RenaissanceRe common share	$0.96	$3.73

Diluted income per RenaissanceRe common share	$0.95	$3.70

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

Nine months ended September 30,	2011	2010
(in thousands of U.S. dollars, except per share data)

Numerator:
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(174,006)	$580,038
Amount allocated to participating common shareholders (1)	(761)	(14,639)

	$(174,767)	$565,399

Denominator (in thousands):
Denominator for basic (loss) income per RenaissanceRe common share -

Weighted average common shares	50,830	55,804

Per common share equivalents of employee stock options and restricted shares	—	495

Denominator for diluted (loss) income per RenaissanceRe common share -
Adjusted weighted average common shares and assumed conversions (2)	50,830	56,299

Basic (loss) income per RenaissanceRe common share	$(3.44)	$10.13

Diluted (loss) income per RenaissanceRe common share (2)	$(3.44)	$10.04

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
(2)	Earnings per share calculations use average common shares outstanding - basic, when in a net loss position, as required by the FASB ASC Topic Earnings Per Share.

NOTE 6.	DIVIDENDS AND COMMON SHARE REPURCHASES

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.26 per common share to shareholders of record on each of March 15, June 15 and September 15, 2011, respectively.

On May 18, 2011, the Board of Directors approved an increase in the Company’s authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company repurchased 2.7 million shares in open market transactions during the three months ended March 31, 2011, at an aggregate cost of $174.8 million and at an average share price of $65.84. The Company did not repurchase any shares during the three months ended June 30, 2011 and the three months ended September 30, 2011. Future repurchases of common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. See “Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

NOTE 7.	SEGMENT REPORTING

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

The Company does not manage its assets by segment; accordingly, net investment (loss) income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended September 30, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations	Other	Total

Gross premiums written	$122,811	$17,127	$—	$—	$—	$139,938

Net premiums written	$86,745	$16,125	$140		—	$103,010

Net premiums earned	$208,074	$20,797	$353		—	$229,224
Net claims and claim expenses incurred	58,565	14,141	5,124		—	77,830
Acquisition expenses	21,964	4,013	80		—	26,057
Operational expenses	32,462	9,560	147		—	42,169

Underwriting income (loss)	$95,083	$(6,917)	$(4,998)		—	83,168

Net investment loss					(27,940)	(27,940)
Net foreign exchange losses					(2,650)	(2,650)
Equity in earnings of other ventures					4,794	4,794
Other loss					(2,015)	(2,015)
Net realized and unrealized gains on investments					16,983	16,983
Net other-than-temporary impairments					(449)	(449)
Corporate expenses					(3,582)	(3,582)
Interest expense					(5,722)	(5,722)

Income from continuing operations before taxes						62,587
Income tax benefit					1,435	1,435
Loss from discontinued operations					(965)	(965)
Net income attributable to noncontrolling interests					(5,044)	(5,044)
Dividends on preference shares					(8,750)	(8,750)

Net income available to RenaissanceRe common shareholders						$49,263

Net claims and claim expenses incurred - current accident year	$72,358	$14,089	$(17)			$86,430
Net claims and claim expenses incurred - prior accident years	(13,793)	52	5,141			(8,600)

Net claims and claim expenses incurred - total	$58,565	$14,141	$5,124			$77,830

Net claims and claim expense ratio - current accident year	34.8%	67.7%	(4.8%)			37.7%
Net claims and claim expense ratio - prior accident years	(6.7%)	0.3%	1,456.4%			(3.7%)

Net claims and claim expense ratio - calendar year	28.1%	68.0%	1,451.6%			34.0%
Underwriting expense ratio	26.2%	65.3%	64.3%			29.7%

Combined ratio	54.3%	133.3%	1,515.9%			63.7%

	$1,303,897	$1,303,897	$1,303,897	$1,303,897	$1,303,897	$1,303,897
Three months ended September 30, 2010	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total

Gross premiums written	$110,577	$8,762	$591	$(8,387)	$—	$111,543

Net premiums written	$86,309	$6,141	$(10,143)		—	$82,307

Net premiums earned	$205,057	$13,979	$(6,681)		—	$212,355
Net claims and claim expenses incurred	72,480	7,687	(2,231)		—	77,936
Acquisition expenses	22,464	3,351	328		—	26,143
Operational expenses	29,637	6,246	1,087		—	36,970

Underwriting income (loss)	$80,476	$(3,305)	$(5,865)		—	71,306

Net investment income					59,570	59,570
Net foreign exchange losses					(529)	(529)
Equity in losses of other ventures					(6,740)	(6,740)
Other income					25,021	25,021
Net realized and unrealized gains on investments					92,342	92,342
Corporate expenses					(5,590)	(5,590)
Interest expense					(6,164)	(6,164)

Income from continuing operations before taxes						229,216
Income tax benefit					2,399	2,399
Income from discontinued operations					21,234	21,234
Net income attributable to noncontrolling interests					(37,524)	(37,524)
Dividends on preference shares					(10,575)	(10,575)

Net income available to RenaissanceRe common shareholders						$204,750

Net claims and claim expenses incurred - current accident year	$106,344	$7,702	$816			$114,862
Net claims and claim expenses incurred - prior accident years	(33,864)	(15)	(3,047)			(36,926)

Net claims and claim expenses incurred - total	$72,480	$7,687	$(2,231)			$77,936

Net claims and claim expense ratio - current accident year	51.9%	55.1%	(12.2%)			54.1%
Net claims and claim expense ratio - prior accident years	(16.6%)	(0.1%)	45.6%			(17.4%)

Net claims and claim expense ratio - calendar year	35.3%	55.0%	33.4%			36.7%
Underwriting expense ratio	25.5%	68.6%	(21.2%)			29.7%

Combined ratio	60.8%	123.6%	12.2%			66.4%

(1)	Represents $(1.5) million and $9.8 million of gross premiums ceded from the Insurance segment to the Lloyd’s segment and from the Insurance segment to the Reinsurance segment, respectively.

	$1,303,897	$1,303,897	$1,303,897	$1,303,897	$1,303,897	$1,303,897
Nine months ended September 30, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total

Gross premiums written	$1,303,897	$87,873	$313	$(77)	$—	$1,392,006

Net premiums written	$906,167	$76,946	$467		—	$983,580

Net premiums earned	$696,964	$53,704	$1,272		—	$751,940
Net claims and claim expenses incurred	797,188	53,283	7,157		—	857,628
Acquisition expenses	62,187	9,779	309		—	72,275
Operational expenses	97,726	27,167	1,405		—	126,298

Underwriting loss	$(260,137)	$(36,525)	$(7,599)		—	(304,261)

Net investment income					65,669	65,669
Net foreign exchange losses					(6,511)	(6,511)
Equity in losses of other ventures					(13,831)	(13,831)
Other income					42,963	42,963
Net realized and unrealized gains on investments					46,748	46,748
Net other-than-temporary impairments					(449)	(449)
Corporate expenses					(9,657)	(9,657)
Interest expense					(17,647)	(17,647)

Loss from continuing operations before taxes						(196,976)
Income tax benefit					3,260	3,260
Loss from discontinued operations					(12,585)	(12,585)
Net loss attributable to noncontrolling interests					58,545	58,545
Dividends on preference shares					(26,250)	(26,250)

Net loss attributable to RenaissanceRe common shareholders						$(174,006)

Net claims and claim expenses incurred - current accident year	$902,118	$53,027	$(86)			$955,059
Net claims and claim expenses incurred - prior accident years	(104,930)	256	7,243			(97,431)

Net claims and claim expenses incurred - total	$797,188	$53,283	$7,157			$857,628

Net claims and claim expense ratio - current accident year	129.4%	98.7%	(6.8%)			127.0%
Net claims and claim expense ratio - prior accident years	(15.0%)	0.5%	569.5%			(12.9%)

Net claims and claim expense ratio - calendar year	114.4%	99.2%	562.7%			114.1%
Underwriting expense ratio	22.9%	68.8%	134.7%			26.4%

Combined ratio	137.3%	168.0%	697.4%			140.5%

(1)	Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

Nine months ended September 30, 2010	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total

Gross premiums written	$1,105,679	$57,627	$1,276	$(30,488)	$—	$1,134,094

Net premiums written	$793,967	$52,122	$(27,289)		—	$818,800

Net premiums earned	$646,349	$37,580	$(8,750)		—	$675,179
Net claims and claim expenses incurred	141,095	18,026	(2,648)		—	156,473
Acquisition expenses	63,064	7,682	5,412		—	76,158
Operational expenses	93,523	17,333	9,304		—	120,160

Underwriting income (loss)	$348,667	$(5,461)	$(20,818)		—	322,388

Net investment income					151,452	151,452
Net foreign exchange losses					(12,480)	(12,480)
Equity in losses of other ventures					(1,424)	(1,424)
Other income					15,088	15,088
Net realized and unrealized gains on investments					210,593	210,593
Net other-than-temporary impairments					(829)	(829)
Corporate expenses					(15,392)	(15,392)
Interest expense					(15,526)	(15,526)

Income from continuing operations before taxes						653,870
Income tax benefit					6,320	6,320
Income from discontinued operations					51,562	51,562
Net income attributable to noncontrolling interests					(99,989)	(99,989)
Dividends on preference shares					(31,725)	(31,725)

Net income available to RenaissanceRe common shareholders						$580,038

Net claims and claim expenses incurred - current accident year	$361,403	$18,202	$6,302			$385,907
Net claims and claim expenses incurred - prior accident years	(220,308)	(176)	(8,950)			(229,434)

Net claims and claim expenses incurred - total	$141,095	$18,026	$(2,648)			$156,473

Net claims and claim expense ratio - current accident year	55.9%	48.4%	(72.0%)			57.2%
Net claims and claim expense ratio - prior accident years	(34.1%)	(0.4%)	102.3%			(34.0%)

Net claims and claim expense ratio - calendar year	21.8%	48.0%	30.3%			23.2%
Underwriting expense ratio	24.3%	66.5%	(168.2%)			29.1%

Combined ratio	46.1%	114.5%	(137.9%)			52.3%

(1)	Represents $20.1 million, $10.1 million and $0.2 million of gross premiums ceded from the Insurance segment to the Lloyd’s segment, from the Insurance segment to the Reinsurance segment and from the Reinsurance segment to Lloyd’s segment, respectively.

NOTE 8.	INVESTMENTS

Fixed Maturity Investments Trading

The following table summarizes the fair value of fixed maturity investments trading:

(in thousands of U.S. dollars)	September 30, 2011	December 31, 2010

U.S. treasuries	$428,865	$761,461
Agencies	127,063	216,963
Non-U.S. government (Sovereign debt)	390,637	157,867
FDIC guaranteed corporate	183,314	388,468
Non-U.S. government-backed corporate	594,573	356,119
Corporate	1,273,432	1,476,029
Agency mortgage-backed	347,387	383,403
Non-agency mortgage-backed	80,503	5,765
Commercial mortgage-backed	247,509	125,705
Asset-backed	14,386	—

Total fixed maturity investments trading, at fair value	$3,687,669	$3,871,780

Fixed Maturity Investments Available For Sale

The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)

Non-U.S. government (Sovereign debt)	$10,685	$998	$(32)	$11,651	$—
Non-U.S. government-backed corporate	313	11	—	324	—
Corporate	20,308	1,297	(595)	21,010	(147)
Agency mortgage-backed	15,184	1,243	—	16,427	—
Non-agency mortgage-backed	22,027	2,097	(86)	24,038	(1,901)
Commercial mortgage-backed	65,774	5,537	(15)	71,296	—
Asset-backed	4,992	231	—	5,223	—

Total fixed maturity investments available for sale	$139,283	$11,414	$(728)	$149,969	$(2,048)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Investments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

		Included in Accumulated Other Comprehensive Income
December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
(in thousands of U.S. dollars)

Non-U.S. government (Sovereign debt)	$23,836	$2,830	$(146)	$26,520	$—
Non-U.S. government-backed corporate	1,332	53	—	1,385	—
Corporate	33,018	3,768	(404)	36,382	(1,818)
Agency mortgage-backed	17,159	1,245	—	18,404	—
Non-agency mortgage-backed	24,972	3,452	(40)	28,384	(2,063)
Commercial mortgage-backed	86,194	7,570	(29)	93,735	—
Asset-backed	39,038	1,124	(55)	40,107	(598)

Total fixed maturity investments available for sale	$225,549	$20,042	$(674)	$244,917	$(4,479)

(1)	Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income since the adoption of guidance related to the recognition and presentation of other-than-temporary impairments under FASB ASC Topic Investments - Debt and Equity Securities, during the second quarter of 2009, adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

Contractual maturities of fixed maturity investments are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Trading		Available for Sale		Total Fixed Maturity Investments
September 30, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands of U.S. dollars)

Due in less than one year	$167,947	$168,432	$174	$125	$168,121	$168,557
Due after one through five years	1,876,919	1,880,559	11,869	12,857	1,888,788	1,893,416
Due after five through ten years	815,283	817,714	13,172	13,482	828,455	831,196
Due after ten years	127,583	131,180	6,090	6,520	133,673	137,700
Mortgage-backed	669,592	675,399	102,985	111,761	772,577	787,160
Asset-backed	14,404	14,385	4,993	5,224	19,397	19,609

Total	$3,671,728	$3,687,669	$139,283	$149,969	$3,811,011	$3,837,638

Equity Investments Trading

The following table summarizes the fair value of equity investments trading:

(in thousands of U.S. dollars)	September 30, 2011	December 31, 2010

Financial institution securities	$45,607	$—

Pledged Investments

At September 30, 2011, $895.5 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s principal letter of credit facility. Of this amount, $78.9 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Net Investment (Loss) Income

The components of net investment (loss) income are as follows:

Three months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Fixed maturity investments	$11,435	$35,219
Short term investments	281	635
Equity investments trading	171	—
Other investments
Hedge funds and private equity investments	(25,702)	7,491
Other	(11,665)	18,979
Cash and cash equivalents	66	74

	(25,414)	62,398
Investment expenses	(2,526)	(2,828)

Net investment (loss) income	$(27,940)	$59,570

Nine months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Fixed maturity investments	$63,774	$92,108
Short term investments	1,309	1,803
Equity investments trading	297	—
Other investments
Hedge funds and private equity investments	6,035	33,215
Other	2,000	32,013
Cash and cash equivalents	152	157

	73,567	159,296
Investment expenses	(7,898)	(7,844)

Net investment income	$65,669	$151,452

The Company’s net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

Three months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Gross realized gains	$38,054	$30,959
Gross realized losses	(6,099)	(748)

Net realized gains on fixed maturity investments	31,955	30,211

Net unrealized (losses) gains on fixed maturity investments trading	(13,007)	62,131
Net unrealized losses on equity investments trading	(1,965)	—

Net realized and unrealized gains on investments	$16,983	$92,342

Total other-than-temporary impairments	$(498)	$—
Portion recognized in other comprehensive income, before taxes	49	—

Net other-than-temporary impairments	$(449)	$—

Nine months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Gross realized gains	$64,046	$108,560
Gross realized losses	(22,872)	(11,880)

Net realized gains on fixed maturity investments	41,174	96,680

Net unrealized gains on fixed maturity investments trading	7,963	113,913
Net unrealized losses on equity investments trading	(2,389)	—

Net realized and unrealized gains on investments	$46,748	$210,593

Total other-than-temporary impairments	$(498)	$(831)
Portion recognized in other comprehensive income, before taxes	49	2

Net other-than-temporary impairments	$(449)	$(829)

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)

Non-U.S. government (Sovereign debt)	$1,442	$(30)	$44	$(2)	$1,486	$(32)
Corporate	6,887	(334)	572	(261)	7,459	(595)
Non-agency mortgage-backed	4,238	(33)	850	(53)	5,088	(86)
Commercial mortgage-backed	3,374	(13)	470	(2)	3,844	(15)

Total	$15,941	$(410)	$1,936	$(318)	$17,877	$(728)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands of U.S. dollars)

Non-U.S. government (Sovereign debt)	$2,363	$(129)	$291	$(17)	$2,654	$(146)
Corporate	2,581	(285)	801	(119)	3,382	(404)
Non-agency mortgage-backed	—	—	1,645	(40)	1,645	(40)
Commercial mortgage-backed	2,199	(29)	—	—	2,199	(29)
Asset-backed	3,172	(39)	3,196	(16)	6,368	(55)

Total	$10,315	$(482)	$5,933	$(192)	$16,248	$(674)

At September 30, 2011, the Company held 24 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its investments for the nine months ended September 30, 2011 and 2010, respectively, in order to determine whether declines in the fair value below the amortized cost basis of its fixed maturity investments available for sale were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

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

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the nine months ended September 30, 2011, the Company recognized $Nil of other-than-temporary impairments due to the Company’s intent to sell securities as of September 30, 2011 (September 30, 2010 - $Nil).

In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2011, the Company recognized $Nil of other-than-temporary impairments due to required sales (September 30, 2010 - $Nil).

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

Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the nine months ended September 30, 2011 and 2010, the Company recognized $0.4 million and $0.8 million of credit related other-than-temporary impairments, respectively, which were recognized in earnings and $49 thousand and $2 thousand, respectively, related to other factors.

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	0,0000	0,0000
Three months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Balance - July 1	$2,629	$3,598
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	30	—

Amount related to credit loss for which an other-than-temporary impairment was previously recognized	134	—

Reductions:
Securities sold during the period	(2,256)	—

Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—

Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—

Balance - September 30	$537	$3,598

	0,0000	0,0000
Nine months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Balance - January 1	$3,098	$9,987
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	30	—

Amount related to credit loss for which an other-than-temporary impairment was previously recognized	134	70

Reductions:
Securities sold during the period	(2,725)	(6,459)

Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—

Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—

Balance - September 30	$537	$3,598

NOTE 9.	FAIR VALUE MEASUREMENTS

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

September 30, 2011	Total	Level 1	Level 2	Level 3
(in thousands of U.S. dollars)

Fixed maturity investments
U.S. treasuries	$428,865	$428,865	$—	$—
Agencies	127,063	—	127,063	—
Non-U.S. government (Sovereign debt)	402,288	—	402,288	—
FDIC guaranteed corporate	183,314	—	183,314	—
Non-U.S. government-backed corporate	594,897	—	594,897	—
Corporate	1,294,442	—	1,273,528	20,914
Agency mortgage-backed	363,814	—	363,814	—
Non-agency mortgage-backed	104,541	—	104,541	—
Commercial mortgage-backed	318,805	—	318,805	—
Asset-backed	19,609	—	19,609	—

Total fixed maturity investments	3,837,638	428,865	3,387,859	20,914

Short term investments	1,557,937	—	1,557,937	—

Equity investments trading	45,607	45,607	—	—

Other investments
Private equity partnerships	345,986	—	—	345,986
Senior secured bank loan funds	243,766	—	231,251	12,515
Catastrophe bonds	85,800	—	85,619	181
Non-U.S. fixed income funds	29,440	—	29,440	—
Hedge funds	26,810	—	26,810	—
Miscellaneous other investments	4,955	—	—	4,955

Total other investments	736,757	—	373,120	363,637

Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	4,418	—	—	4,418
Derivatives	2,720	(773)	950	2,543
Other	13,375	(4,241)	—	17,616

Total other assets and (liabilities)	20,513	(5,014)	950	24,577

	$6,198,452	$469,458	$5,319,866	$409,128

December 31, 2010	Total	Level 1	Level 2	Level 3
(in thousands of U.S. dollars)

Fixed maturity investments
U.S. treasuries	$761,461	$761,461	$—	$—
Agencies	216,963	—	216,963	—
Non-U.S. government (Sovereign debt)	184,387	—	184,387	—
FDIC guaranteed corporate	388,468	—	388,468	—
Non-U.S. government-backed corporate	357,504	—	357,504	—
Corporate	1,512,411	—	1,490,626	21,785
Agency mortgage-backed	401,807	—	401,807	—
Non-agency mortgage-backed	34,149	—	34,149	—
Commercial mortgage-backed	219,440	—	219,440	—
Asset-backed	40,107	—	40,107	—

Total fixed maturity investments	4,116,697	761,461	3,333,451	21,785

Short term investments	1,110,364	—	1,110,364	—

Other investments
Private equity partnerships	347,556	—	—	347,556
Senior secured bank loan funds	166,106	—	158,386	7,720
Catastrophe bonds	123,961	—	123,961	—
Non-U.S. fixed income funds	80,224	—	80,224	—
Hedge funds	41,005	—	41,005	—
Miscellaneous other investments	28,696	—	21,870	6,826

Total other investments	787,548	—	425,446	362,102

Other secured assets	14,250	—	14,250	—

Other assets and (liabilities)
Platinum warrants	44,925	—	44,925	—
Assumed and ceded (re)insurance contracts	1,772	—	—	1,772
Derivatives	2,693	(51)	6,245	(3,501)
Other	13,629	(4,599)	—	18,228

Total other assets and (liabilities)	63,019	(4,650)	51,170	16,499

	$6,091,878	$756,811	$4,934,681	$400,386

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

U.S. treasuries

At September 30, 2011, the Company’s U.S. treasuries fixed maturity investments had a weighted average effective yield of 0.9%, a weighted average credit quality of AA, and are primarily priced by pricing vendors. When pricing these securities, the vendor utilizes daily data from many real time market sources, including active broker dealers, as such, the Company considers its U.S. treasuries fixed maturity investments Level 1. All data sources are regularly reviewed for accuracy to ensure the most reliable price source is used for each issue and maturity date.

Agencies

At September 30, 2011, the Company’s agencies fixed maturity investments had a weighted average effective yield of 0.5% and a weighted average credit quality of AA. The issuers of the Company’s agencies fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources and integrates other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The dollar value for each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. The Company considers its agencies fixed maturity investments Level 2.

Non-U.S. government (Sovereign debt)

Non-U.S. government fixed maturity investments held by the Company at September 30, 2011, had a weighted average effective yield of 1.6% and a weighted average credit quality of AA. The issuers for securities in this sector are generally non-U.S. governments and agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. The Company considers its non-U.S. government fixed maturity investments Level 2.

FDIC guaranteed corporate

The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average effective yield of 0.4% and a weighted average credit quality of AA at September 30, 2011. The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing vendors. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve. The Company considers its FDIC guaranteed corporate fixed maturity investments Level 2.

Non-U.S. government-backed corporate

Non-U.S. government-backed corporate fixed maturity investments are considered Level 2 by the Company and had a weighted average effective yield of 1.2% and a weighted average credit quality of AAA at September 30, 2011. Non-U.S. government-backed fixed maturity investments are primarily priced by pricing vendors who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing vendor then applies a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing vendor utilizes data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate

At September 30, 2011, the Company’s corporate fixed maturity investments had a weighted average effective yield of 4.6% and a weighted average credit quality of A, and principally consist of U.S. and international corporations. The Company’s corporate fixed maturity investments are primarily priced by pricing vendors, and are considered Level 2 by the Company. When evaluating these securities, the vendor gathers information from market sources regarding the issuer of the security, obtains credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing vendor also considers the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve.

The fair value of certain corporate fixed maturity investments are valued using internally developed models and are considered Level 3 by the Company. The internally developed models use a combination of quantitative and qualitative factors, which may include, but are not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts, capital transactions and third party valuations.

Agency mortgage-backed

At September 30, 2011, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 1.8%, a weighted average credit quality of AA and a weighted average life of 2.8 years. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing vendors using a mortgage pool specific model which utilizes daily inputs from the active and the to be announced (“TBA”) market which is very liquid, as well as the U.S. treasury market. The vendor model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes. The Company considers its agency mortgage-backed fixed maturity investments Level 2.

Non-agency mortgage-backed

The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments, and the Company considers these fixed maturity investments Level 2. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At September 30, 2011, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 7.4%, a weighted average credit quality of BBB and a weighted average life of 4.0 years. The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2011 have a weighted average effective yield of 8.8%, a weighted average credit quality of A, a weighted average life of 3.8 years, and are from vintage years 2006 and prior. Securities held in these sectors are primarily priced by pricing vendors using an option adjusted spread (”OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing vendor also reviews collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed

The Company’s commercial mortgage-backed fixed maturity investments held at September 30, 2011 have a weighted average effective yield of 3.5%, a weighted average credit quality of AA and a weighted average life of 4.1 years. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

Asset-backed

At September 30, 2011, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.0%, a weighted average credit quality of AAA and a weighted average life of 1.2 years. The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables and other receivables. Securities held in these sectors are primarily priced by pricing vendors and are considered Level 2 by the Company. The pricing vendor applies dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average yield to maturity. The model generates a derived price for the bond by applying the most likely scenario.

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

Other Investments

Private equity partnerships

Included in the Company’s investments in private equity partnerships at September 30, 2011 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information, and as a result is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers.

Senior secured bank loan funds

At September 30, 2011, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are estimated using the net asset value per share of the funds. Investments of $231.3 million are redeemable in part, on a monthly basis, or in whole over a three month period. These investments are valued at the net asset value of the fund and are considered Level 2. The Company also has a $12.5 million investment in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using monthly net asset valuations received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.

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

Non-U.S. fixed income funds

The Company considers its investments in non-U.S. fixed income funds Level 2. The Company’s non-U.S. fixed income funds invest primarily in non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments which are provided by third parties such as the relevant investment manager or administrator, recent financial information issued by the applicable investee entity or available market data.

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

Other secured assets

Other secured assets represented contractual rights under a purchase agreement, contingent purchase agreement and credit derivatives agreement with a major bank to sell certain securities within the Company’s catastrophe-linked securities portfolio. The Company’s other secured assets were accounted for at fair value based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. As such, the Company considered its other secured assets Level 2.

Other assets and liabilities

Included in other assets and liabilities measured at fair value at September 30, 2011 are certain derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and the fair value of these contracts is obtained through the use of exchange traded market prices, or in the absence of such market prices, industry or internal valuation models, as such, these products are considered Level 1 and Level 3, respectively. The Company considers assumed and ceded reinsurance contracts accounted for at fair value as Level 3, as the fair value of these contracts is obtained through the use of internal valuation models with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. In addition, other assets and liabilities include certain other derivatives entered into by the Company; the fair value of these transactions include the fair value of certain exchange traded foreign currency forward contracts which are considered Level 1, and the fair value of certain credit derivatives, determined using industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment (loss) income and are excluded from the reconciliation.

	and liabilities	and liabilities	and liabilities	and liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended September 30, 2011	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)

Balance - July 1	$21,264	$381,123	$72,992	$475,379

Total unrealized losses
Included in net investment (loss) income	(350)	(25,262)	—	(25,612)
Included in other (loss) income	—	—	(46,116)	(46,116)

Total realized gains
Included in net investment (loss) income	—	—	—	—
Included in other (loss) income	—	—	48,393	48,393

Total foreign exchange losses	—	(2,511)	(55)	(2,566)

Purchases	—	19,460	26,224	45,684
Sales	—	—	(19,860)	(19,860)
Settlements	—	(9,173)	(57,001)	(66,174)

Net transfers in and/or out of Level 3	—	—	—	—

Balance - September 30	$20,914	$363,637	$24,577	$409,128

	and (liabilities)	and (liabilities)	and (liabilities)	and (liabilities)
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine months ended September 30, 2011	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)

Balance - January 1	$21,785	$362,102	$16,499	$400,386

Total unrealized (losses) gains
Included in net investment (loss) income	(871)	4,630	—	3,759
Included in other (loss) income	—	—	(4,517)	(4,517)

Total realized gains
Included in net investment (loss) income	—	—	—	—
Included in other (loss) income	—	—	61,215	61,215

Total foreign exchange losses	—	(589)	(197)	(786)

Purchases	—	48,144	36,839	84,983
Sales	—	—	(30,884)	(30,884)
Settlements	—	(50,650)	(54,378)	(105,028)

Net transfers in and/or out of Level 3	—	—	—	—

Balance - September 30	$20,914	$363,637	$24,577	$409,128

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended September 30, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)

Balance - July 1	$314,663	$15,153	$329,816

Total unrealized losses
Included in net investment (loss) income	156	—	156
Included in other (loss) income	—	(6,496)	(6,496)

Total realized gains
Included in net investment (loss) income	—	—	—
Included in other (loss) income	—	18,237	18,237

Total foreign exchange losses	2,354	(16)	2,338

Purchases	31,727	8,147	39,874
Issuances	—	(12,181)	(12,181)
Settlements	(15,035)	(10,396)	(25,431)

Net transfers in and/or out of Level 3	—	—	—

Balance - September 30	$333,865	$12,448	$346,313

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine months ended September 30, 2010	Other investments	Other assets and (liabilities)	Total
(in thousands of U.S. dollars)

Balance - January 1	$393,913	$17,026	$410,939

Total unrealized losses
Included in net investment (loss) income	3,323	—	3,323
Included in other (loss) income	—	(6,482)	(6,482)

Total realized gains
Included in net investment (loss) income	—	—	—
Included in other (loss) income	—	31,349	31,349

Total foreign exchange losses	(912)	(717)	(1,629)

Purchases	51,401	12,448	63,849
Issuances	—	(39,414)	(39,414)
Settlements	(113,860)	(1,762)	(115,622)

Net transfers in and/or out of Level 3	—	—	—

Balance - September 30	$333,865	$12,448	$346,313

Senior Notes

In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. At September 30, 2011, the fair value of the 5.875% Senior Notes was $102.9 million (December 31, 2010 - $105.9 million).

In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At September 30, 2011, the fair value of the 5.75% Senior Notes was $256.3 million (December 31, 2010 - $252.4 million).

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

The Fair Value Option for Financial Assets and Financial Liabilities

The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as it represents the most current authoritative GAAP. Below is a summary of the balances the Company has elected to account for at fair value:

(in thousands of U.S. dollars)	September 30, 2011	December 31, 2010

Other investments	$736,757	$787,548

Other secured assets	$—	$14,250

Other assets and (liabilities)	$22,034	$20,000

Included in net investment (loss) income for the three and nine months ended September 30, 2011 was $42.9 million and $9.2 million, respectively, of net unrealized losses related to the changes in fair value of other investments (September 30, 2010 - net unrealized gains of $15.3 million and $21.0 million, respectively). Net unrealized losses related to the changes in the fair value of other secured assets recorded in other (loss) income was $Nil and $0.1 million, respectively, for the three and nine months ended September 30, 2011 (September 30, 2010 - net unrealized gains of $0.3 million and $0.1 million, respectively). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other (loss) income was $45.5 million and $2.2 million for the three and nine months ended September 30, 2011 (September 30, 2010 – net unrealized losses of $0.6 million and $1.5 million, respectively).

Reinsurance Contracts Accounted for at Fair Value

The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value option. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $4.5 million and $0.1 million, respectively, at September 30, 2011 (December 31, 2010 - $1.8 million and $Nil, respectively). During the three and nine months ended September 30, 2011, the Company recorded (losses) gains of $(2.7) million and $39.9 million, respectively, which are included in other (loss) income and represent changes in the fair value of these contracts (September 30, 2010 - losses of $0.8 million and $3.1 million, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The table below shows the Company’s portfolio of other investments measured using net asset valuations:

September 30, 2011	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands of U.S. dollars)

Private equity partnerships	$345,986	$155,373	See below	See below
Senior secured bank loan funds	243,766	12,050	See below	See below
Non-U.S. fixed income funds	29,440	—	Monthly, bi-monthly	5 - 20 days
Hedge funds	26,810	—	Annually, bi-annually	45 - 90 days

Total other investments measured using net asset valuations	$646,002	$167,423

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

Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $231.3 million are redeemable, in part on a monthly basis, or in whole over a three month period.

The Company also has a $12.5 million investment in a closed end fund which invests in loans. The Company has no right to redeem its investment in this fund.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $29.4 million are redeemable, in whole or in part, on a bi-monthly basis. The issuers of these securities may permit redemptions which exceed this amount, but they are not obliged to do so.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Included in the Company’s hedge funds is $6.8 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 10.	NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interest – DaVinciRe

In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the three and nine months ended September 30, 2011 and 2010 is recorded in the consolidated statements of operations as net loss (income) attributable to noncontrolling interests. The Company’s ownership in DaVinciRe was 42.8% at September 30, 2011 (December 31, 2010 - 41.2%).

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

In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $8.9 million at September 30, 2011.

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

The activity in the Company’s redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	0000000000	0000000000
Three months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Balance - July 1	$628,001	$707,541
Purchase of shares from redeemable noncontrolling interest	(136)	(362)

Comprehensive income:
Net income attributable to redeemable noncontrolling interest	5,247	37,524
Other comprehensive loss attributable to redeemable noncontrolling interest	—	(3,600)

Balance - September 30	$633,112	$741,103

	0000000000	0000000000
Nine months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Balance - January 1	$757,655	$786,647
Purchase of shares from redeemable noncontrolling interest	(135,754)	(142,109)
Sale of shares to redeemable noncontrolling interest	70,000	—

Comprehensive income:
Net (loss) income attributable to redeemable noncontrolling interest	(58,783)	99,989
Other comprehensive loss attributable to redeemable noncontrolling interest	(6)	(3,424)

Balance - September 30	$633,112	$741,103

Angus Fund L.P. (the “Angus Fund”)

In December 2010, REAL and RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, invested $40 thousand in the Angus Fund, representing a 1.0% ownership interest at September 30, 2011 (December 31, 2010 - $40 thousand and 1.0%, respectively), and RRCA, a limited partner, invested $1.0 million in the Angus Fund, representing a 24.2% ownership interest at September 30, 2011 (December 31, 2010 - $1.0 million and 24.8%, respectively). The Angus Fund was formed to provide capital to, and make investments in, companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a variable interest entity (“VIE”), and therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The Company expects its ownership in the Angus Fund to fluctuate over time. The portion of the Angus Fund’s earnings owned by third parties for the three and nine months ended September 30, 2011 is recorded in the consolidated statements of operations as net loss (income) attributable to noncontrolling interests.

The activity in noncontrolling interest is detailed in the table below:

Three months ended September 30,	2011
(in thousands of U.S. dollars)

Balance - July 1	$3,430
Net sale of shares to noncontrolling interest	—
Net income attributable to noncontrolling interest	(203)

Balance - September 30	$3,227

Nine months ended September 30,	2011
(in thousands of U.S. dollars)

Balance - January 1	$2,889
Net sale of shares to noncontrolling interest	100
Net income attributable to noncontrolling interest	238

Balance - September 30	$3,227

NOTE 11.	DERIVATIVE INSTRUMENTS

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

The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Other liabilities	Other liabilities	Other liabilities	Other liabilities
	Derivative Assets
	September 30, 2011		December 31, 2010
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other assets	$246	Other assets	$2,459
Foreign currency forward contracts (1)	Other assets	—	Other assets	6,341
Foreign currency forward contracts (2)	Other assets	9,820	Other assets	—
Foreign currency forward contracts (3)	Other assets	948	Other assets	—
Credit default swaps	Other assets	—	Other assets	3,064
Energy and weather contracts (4)	Other assets	23,855	Other assets	17,925
Platinum warrant	Other assets	—	Other assets	44,925

Total		$34,869		$74,714

	Other liabilities	Other liabilities	Other liabilities	Other liabilities
	Derivative Liabilities
	September 30, 2011		December 31, 2010
(in thousands of U.S. dollars)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate futures	Other liabilities	$1,019	Other liabilities	$719
Foreign currency forward contracts (1)	Other liabilities	9,281	Other liabilities	—
Foreign currency forward contracts (2)	Other liabilities	—	Other liabilities	3,141
Foreign currency forward contracts (3)	Other liabilities	—	Other liabilities	44
Credit default swaps	Other liabilities	537	Other liabilities	—
Energy and weather contracts (4)	Other liabilities	21,312	Other liabilities	15,013

Total		$32,149		$18,917

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.
(4)	Included in other assets is $28.0 million of derivative assets and $4.2 million of derivative liabilities at September 30, 2011 (December 31, 2010 - $21.7 million and $3.7 million, respectively). Included in other liabilities is $10.8 million of derivative assets and $32.1 million of derivative liabilities at September 30, 2011 (December 31, 2010 - $9.9 million and $24.9 million, respectively).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2011	2010
(in thousands of U.S. dollars)

Interest rate futures	Net investment (loss) income	$(15,235)	$5,806
Foreign currency forward contracts (1)	Net foreign exchange losses	(15,927)	(1,160)
Foreign currency forward contracts (2)	Net foreign exchange losses	14,586	(25,528)
Foreign currency forward contracts (3)	Net foreign exchange losses	775	(790)
Credit default swaps	Other (loss) income	(4,290)	310
Energy and weather contracts	Other (loss) income	2,272	(11)
Platinum warrant	Other (loss) income	—	14,352

Total		$(17,819)	$(7,021)

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2011	2010
(in thousands of U.S. dollars)

Interest rate futures	Net investment (loss) income	$(23,582)	$5,341
Foreign currency forward contracts (1)	Net foreign exchange losses	1,080	(686)
Foreign currency forward contracts (2)	Net foreign exchange losses	(6,566)	13,281
Foreign currency forward contracts (3)	Net foreign exchange losses	127	126
Credit default swaps	Other (loss) income	(3,148)	223
Energy and weather contracts	Other (loss) income	12,201	7,174
Platinum warrant	Other (loss) income	2,975	8,987

Total		$(16,913)	$34,446

(1)	Contracts used to manage foreign currency risks in underwriting operations.
(2)	Contracts used to manage foreign currency risks in investment operations.
(3)	Contracts used to manage foreign currency risks in energy and risk operations.

The Company is not aware of the existence of any credit risk-related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2011.

Interest Rate Futures

The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At September 30, 2011, the Company had $4.5 billion of notional long positions and $298.0 million of notional short positions of primarily Eurodollar and U.S. Treasury and non-U.S. dollar futures contracts (December 31, 2010 - $2.2 billion and $209.1 million, respectively). The fair value of these derivatives is determined using exchange traded prices.

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

Underwriting Operations Related Foreign Currency Contracts

The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2011, the Company had outstanding underwriting related foreign currency contracts of $123.7 million in notional long positions and $694.2 million in notional short positions, denominated in U.S. dollars (December 31, 2010 - $42.0 million and $188.1 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts

The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange losses in its consolidated statements of operations. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2011, the Company had outstanding investment portfolio related foreign currency contracts of $166.4 million in notional long positions and $350.2 million in notional short positions, denominated in U.S. dollars (December 31, 2010 - $69.2 million and $281.0 million, respectively).

Energy and Risk Operations Related Foreign Currency Contracts

The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company’s energy and risk operations related foreign currency contracts is based on exchange traded prices. At September 30, 2011, the Company’s energy and risk management operations had outstanding foreign currency contracts of $75.0 million in notional long positions and $17.1 million in notional short positions, denominated in U.S. dollars (December 31, 2010 - $Nil and $10.0 million, respectively).

Credit Derivatives

The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2011, the Company had outstanding credit derivatives of $15.0 million in notional long positions and $79.0 million in notional short positions, denominated in U.S. dollars (December 31, 2010 - $15.0 million and $118.0 million, respectively).

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

The Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

	Quantity (1)
	September 30, 2011	December 31, 2010	Unit of measurement

Energy	170,550,283	136,767,119	One million British thermal units (“MMBTUs”)
Temperature	12,896,109	5,419,846	$ per Degree Day Fahrenheit
Agriculture	12,008,000	260,000	Bushels

(1)	Represents the sum of gross long and gross short derivative contracts.

At September 30, 2011, RenaissanceRe had provided guarantees in the aggregate amount of $368.4 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

NOTE 12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES

The following tables present condensed consolidating balance sheets at September 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three and nine months ended September 30, 2011 and 2010, and statements of cash flows for the nine months ended September 30, 2011 and 2010, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.

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

Condensed Consolidating Balance Sheet September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated

Assets
Total investments	$609,060	$126,002	$5,520,948	$—	$6,256,010
Cash and cash equivalents	7,706	5,166	222,186	—	235,058
Investments in subsidiaries	2,801,567	131,967	—	(2,933,534)	—
Due from subsidiaries and affiliates	55,016	—	—	(55,016)	—
Premiums receivable	—	—	695,163	—	695,163
Prepaid reinsurance premiums	—	—	164,547	—	164,547
Reinsurance recoverable	—	—	434,553	—	434,553
Accrued investment income	5,240	703	28,294	—	34,237
Deferred acquisition costs	—	—	71,225	—	71,225
Other assets	207,912	17,880	200,424	(202,081)	224,135
Assets of discontinued operations held for sale	—	2,481	—	—	2,481

Total assets	$3,686,501	$284,199	$7,337,340	$(3,190,631)	$8,117,409

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$2,226,005	$—	$2,226,005
Unearned premiums	—	—	623,596	—	623,596
Debt	124,000	249,224	—	(24,000)	349,224
Amounts due to subsidiaries and affiliates	—	3,222	—	(3,222)	—
Reinsurance balances payable	—	—	317,627	—	317,627
Other liabilities	14,687	11,496	381,731	(208)	407,706
Liabilities of discontinued operations held for sale	—	9,098	—	—	9,098

Total liabilities	138,687	273,040	3,548,959	(27,430)	3,933,256

Redeemable noncontrolling interest - DaVinciRe	—	—	633,112	—	633,112

Shareholders’ Equity
Total shareholders’ equity	3,547,814	11,159	3,155,269	(3,163,201)	3,551,041

Total liabilities, noncontrolling interests and shareholders’ equity	$3,686,501	$284,199	$7,337,340	$(3,190,631)	$8,117,409

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated

Assets
Total investments	$517,640	$12,560	$5,570,012	$—	$6,100,212
Cash and cash equivalents	3,414	3,940	270,384	—	277,738
Investments in subsidiaries	3,533,266	140,923	—	(3,674,189)	—
Due from subsidiaries and affiliates	145,298	—	—	(145,298)	—
Premiums receivable	—	—	322,080	—	322,080
Prepaid reinsurance premiums	—	—	60,643	—	60,643
Reinsurance recoverable	—	—	101,711	—	101,711
Accrued investment income	3,720	5	30,835	—	34,560
Deferred acquisition costs	—	—	35,648	—	35,648
Other assets	139,654	2,307	318,077	(126,499)	333,539
Assets of discontinued operations held for sale	—	872,147	—	—	872,147

Total assets	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,257,843	$—	$1,257,843
Unearned premiums	—	—	286,183	—	286,183
Debt	377,512	374,196	200,000	(402,553)	549,155
Amounts due to subsidiaries and affiliates	—	843	—	(843)	—
Reinsurance balances payable	—	—	318,024	—	318,024
Other liabilities	29,155	22,623	379,915	—	431,693
Liabilities of discontinued operations held for sale	—	598,511	—	—	598,511

Total liabilities	406,667	996,173	2,441,965	(403,396)	3,441,409

Redeemable noncontrolling interest - DaVinciRe	—	—	757,655	—	757,655

Shareholders’ Equity
Total shareholders’ equity	3,936,325	35,709	3,509,770	(3,542,590)	3,939,214

Total liabilities, noncontrolling interests and shareholders’ equity	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated

Revenues
Net premiums earned	$—	$—	$229,224	$—	$229,224
Net investment income (loss)	5,266	423	(31,756)	(1,873)	(27,940)
Net foreign exchange losses	(120)	—	(2,530)	—	(2,650)
Equity in earnings of other ventures	—	—	4,794	—	4,794
Other loss	(367)	—	(1,648)	—	(2,015)
Net realized and unrealized gains on investments	9,741	3,067	4,175	—	16,983
Net other-than-temporary impairments	—	—	(449)	—	(449)

Total revenues	14,520	3,490	201,810	(1,873)	217,947

Expenses
Net claims and claim expenses incurred	—	—	77,830	—	77,830
Acquisition expenses	—	—	26,057	—	26,057
Operational expenses	(979)	2,197	40,951	—	42,169
Corporate expenses	3,045	60	477	—	3,582
Interest expense	1,469	3,616	(8,557)	9,194	5,722

Total expenses	3,535	5,873	136,758	9,194	155,360

Income (loss) before equity in net income (loss) of subsidiaries and taxes	10,985	(2,383)	65,052	(11,067)	62,587
Equity in net income (loss) of subsidiaries	47,028	(2,689)	—	(44,339)	—

Income (loss) from continuing operations before taxes	58,013	(5,072)	65,052	(55,406)	62,587
Income tax benefit	—	1,077	358	—	1,435

Income (loss) from continuing operations	58,013	(3,995)	65,410	(55,406)	64,022
Loss from discontinued operations	—	(965)	—	—	(965)

Net income (loss)	58,013	(4,960)	65,410	(55,406)	63,057
Net income attributable to noncontrolling interests	—	—	(5,044)	—	(5,044)

Net income (loss) attributable to RenaissanceRe	58,013	(4,960)	60,366	(55,406)	58,013
Dividends on preference shares	(8,750)	—	—	—	(8,750)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$49,263	$(4,960)	$60,366	$(55,406)	$49,263

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the nine months ended September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated

Revenues
Net premiums earned	$—	$—	$751,940	$—	$751,940
Net investment income	16,016	642	52,887	(3,876)	65,669
Net foreign exchange losses	(24)	—	(6,487)	—	(6,511)
Equity in losses of other ventures	—	—	(13,831)	—	(13,831)
Other (loss) income	(172)	—	43,135	—	42,963
Net realized and unrealized gains on investments	12,073	3,028	31,647	—	46,748
Net other-than-temporary impairments	—	—	(449)	—	(449)

Total revenues	27,893	3,670	858,842	(3,876)	886,529

Expenses
Net claims and claim expenses incurred	—	—	857,628	—	857,628
Acquisition expenses	—	—	72,275	—	72,275
Operational expenses	(3,395)	5,241	124,452	—	126,298
Corporate expenses	8,560	169	928	—	9,657
Interest expense	9,003	10,951	(6,803)	4,496	17,647

Total expenses	14,168	16,361	1,048,480	4,496	1,083,505

Income (loss) before equity in net loss of subsidiaries and taxes	13,725	(12,691)	(189,638)	(8,372)	(196,976)
Equity in net loss of subsidiaries	(161,771)	(3,421)	—	165,192	—

Loss from continuing operations before taxes	(148,046)	(16,112)	(189,638)	156,820	(196,976)
Income tax benefit (expense)	290	4,154	(1,184)	—	3,260

Loss from continuing operations	(147,756)	(11,958)	(190,822)	156,820	(193,716)
Loss from discontinued operations	—	(12,585)	—	—	(12,585)

Net loss	(147,756)	(24,543)	(190,822)	156,820	(206,301)
Net loss attributable to noncontrolling interests	—	—	58,545	—	58,545

Net loss attributable to RenaissanceRe	(147,756)	(24,543)	(132,277)	156,820	(147,756)
Dividends on preference shares	(26,250)	—	—	—	(26,250)

Net loss attributable to RenaissanceRe common shareholders	$(174,006)	$(24,543)	$(132,277)	$156,820	$(174,006)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the three months ended September 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated

Revenues
Net premiums earned	$—	$—	$212,355	$—	$212,355
Net investment income	1,559	21	57,990	—	59,570
Net foreign exchange gains (losses)	197	—	(726)	—	(529)
Equity in losses of other ventures	—	—	(6,740)	—	(6,740)
Other income	212	(34)	24,843	—	25,021
Net realized and unrealized gains on fixed maturity investments	12,683	—	79,659	—	92,342

Total revenues	14,651	(13)	367,381	—	382,019

Expenses
Net claims and claim expenses incurred	—	—	77,936	—	77,936
Acquisition expenses	—	—	26,143	—	26,143
Operational expenses	(1,176)	2,162	37,392	(1,408)	36,970
Corporate expenses	4,908	63	619	—	5,590
Interest expense	1,469	3,537	4,695	(3,537)	6,164

Total expenses	5,201	5,762	146,785	(4,945)	152,803

Income (loss) before equity in net income (loss) of subsidiaries and taxes	9,450	(5,775)	220,596	4,945	229,216
Equity in net income (loss) of subsidiaries	205,875	(19,506)	—	(186,369)	—

Income (loss) from continuing operations before taxes	215,325	(25,281)	220,596	(181,424)	229,216
Income tax benefit (expense)	—	6,758	(4,359)	—	2,399

Income (loss) from continuing operations	215,325	(18,523)	216,237	(181,424)	231,615
Income from discontinued operations	—	21,234	—	—	21,234

Net income	215,325	2,711	216,237	(181,424)	252,849
Net income attributable to redeemable noncontrolling interest - DaVinciRe	—	—	(37,524)	—	(37,524)

Net income attributable to RenaissanceRe	215,325	2,711	178,713	(181,424)	215,325
Dividends on preference shares	(10,575)	—	—	—	(10,575)

Net income available to RenaissanceRe common shareholders	$204,750	$2,711	$178,713	$(181,424)	$204,750

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations For the nine months ended September 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated

Revenues
Net premiums earned	$—	$—	$675,179	$—	$675,179
Net investment income	4,614	901	145,937	—	151,452
Net foreign exchange losses	(498)	—	(11,982)	—	(12,480)
Equity in losses of other ventures	—	—	(1,424)	—	(1,424)
Other income	479	(34)	14,643	—	15,088
Net realized and unrealized gains (losses) on fixed maturity investments	19,248	(2,432)	193,777	—	210,593
Net other-than-temporary impairments	—	—	(829)	—	(829)

Total revenues	23,843	(1,565)	1,015,301	—	1,037,579

Expenses
Net claims and claim expenses incurred	—	—	156,473	—	156,473
Acquisition expenses	—	—	76,158	—	76,158
Operational expenses	(2,584)	3,696	119,048	—	120,160
Corporate expenses	13,281	136	1,975	—	15,392
Interest expense	4,374	10,860	11,152	(10,860)	15,526

Total expenses	15,071	14,692	364,806	(10,860)	383,709

Income (loss) before equity in net income (loss) of subsidiaries and taxes	8,772	(16,257)	650,495	10,860	653,870
Equity in net income (loss) of subsidiaries	602,991	(47,756)	—	(555,235)	—

Income (loss) before taxes	611,763	(64,013)	650,495	(544,375)	653,870
Income tax benefit (expense)	—	10,684	(4,364)	—	6,320

Income (loss) from continuing operations	611,763	(53,329)	646,131	(544,375)	660,190
Income from discontinued operations		51,562			51,562

Net income (loss)	611,763	(1,767)	646,131	(544,375)	711,752
Net income attributable to noncontrolling interests	—	—	(99,989)	—	(99,989)

Net income (loss) attributable to RenaissanceRe	611,763	(1,767)	546,142	(544,375)	611,763
Dividends on preference shares	(31,725)	—	—	—	(31,725)

Net income (loss) available (attributable) to RenaissanceRe common shareholders	$580,038	$(1,767)	$546,142	$(544,375)	$580,038

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows For the nine months ended September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated

Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(71,737)	$(32,579)	$298,802	$194,486

Cash flows provided by investing activities

Proceeds from sales and maturities of fixed maturity investments trading	279,923	198,641	4,293,064	4,771,628
Purchases of fixed maturity investments trading	(489,766)	(282,627)	(3,581,256)	(4,353,649)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	97,302	97,302
Purchases of fixed maturity investments available for sale	—	—	(4,092)	(4,092)
Purchases of equity investments trading	—	—	(47,996)	(47,996)
Net sales (purchases) of short term investments	26,329	(26,926)	(534,458)	(535,055)
Net sales of other investments	102,717	—	(75,839)	26,878
Net purchases of investments in other ventures	—	—	(21,000)	(21,000)
Net sales of other assets	—	—	58,568	58,568
Dividends and return of capital from subsidiaries	945,196	9,306	(954,502)	—
Contributions to subsidiaries	(301,334)	(8,294)	309,628	—
Due to (from) subsidiary	7,617	(843)	(6,774)	—
Net proceeds from sale of discontinued operations held for sale	—	269,520	—	269,520

Net cash provided by investing activities	570,682	158,777	(467,355)	262,104

Cash flows used in financing activities

Dividends paid - RenaissanceRe common shares	(40,099)	—	—	(40,099)
Dividends paid - preference shares	(26,250)	—	—	(26,250)
RenaissanceRe common share repurchases	(174,792)	—	—	(174,792)
Third party DaVinciRe share transactions	—	—	(59,357)	(59,357)
Net repayment of debt	(253,512)	(124,972)	178,484	(200,000)

Net cash used in financing activities	(494,653)	(124,972)	119,127	(500,498)

Effect of exchange rate changes on foreign currency cash	—	—	1,228	1,228

Net increase (decrease) in cash and cash equivalents	4,292	1,226	(48,198)	(42,680)

Cash and cash equivalents, beginning of year	3,414	3,940	270,384	277,738

Cash and cash equivalents, end of year	$7,706	$5,166	$222,186	$235,058

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows For the nine months ended September 30, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated

Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$8,710	$(24,709)	$512,440	$496,441

Cash flows provided by (used in) investing activities

Proceeds from sales and maturities of investments trading	524,506	—	4,894,098	5,418,604
Purchases of investments trading	(597,999)	—	(8,341,655)	(8,939,654)
Proceeds from sales and maturities of investments available for sale	37,457	244,147	3,384,620	3,666,224
Purchases of investments available for sale	(240)	(246,570)	(155,714)	(402,524)
Net sales (purchases) of short term investments	105,460	(145)	12,204	117,519
Net (purchases) sales of other investments	(2,814)	—	88,863	86,049
Net sales of investments in other ventures	—	—	13,835	13,835
Net sales of other assets	—	—	2,730	2,730
Dividends and return of capital from subsidiaries	826,974	38,727	(865,701)	—
Contributions to subsidiaries	(591,742)	(18,728)	610,470	—
Due (from) to subsidiary	(76,766)	(691)	77,457	—

Net cash provided by (used in) investing activities	224,836	16,740	(278,793)	(37,217)

Cash flows (used in) provided by financing activities

Dividends paid - RenaissanceRe common shares	(42,381)	—	—	(42,381)
Dividends paid - preference shares	(31,725)	—	—	(31,725)
RenaissanceRe common share repurchases	(411,335)	—	—	(411,335)
Return of additional paid in capital to parent company	—	(149,600)	149,600	—
Net issuance of debt	249,046	169,132	(169,132)	249,046
Third party DaVinciRe share transactions	—	—	(131,370)	(131,370)

Net cash (used in) provided by financing activities	(236,395)	19,532	(150,902)	(367,765)

Effect of exchange rate changes on foreign currency cash	(594)	—	194	(400)

Net (decrease) increase in cash and cash equivalents	(3,443)	11,563	82,939	91,059

Net increase in cash and cash equivalents of discontinued operations	—	—	(46,051)	(46,051)

Cash and cash equivalents, beginning of year	15,206	7,606	180,300	203,112

Cash and cash equivalents, end of year	$11,763	$19,169	$217,188	$248,120

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 13.	LITIGATION

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

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2011 and 2010. The following also includes a discussion of our liquidity and capital resources at September 30, 2011. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”

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

SUMMARY OF RESULTS OF OPERATIONS

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Summary Overview

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except per share amounts and ratios)

Gross premiums written	$139,938	$111,543	$28,395
Net premiums written	103,010	82,307	20,703
Net premiums earned	229,224	212,355	16,869
Net claims and claim expenses incurred	77,830	77,936	(106)
Acquisition expenses	26,057	26,143	(86)
Operational expenses	42,169	36,970	5,199
Underwriting income	83,168	71,306	11,862
Net investment (loss) income	(27,940)	59,570	(87,510)
Net realized and unrealized gains on investments	16,983	92,342	(75,359)
Net other-than-temporary impairments	(449)	—	(449)

Income from continuing operations	64,022	231,615	(167,593)
(Loss) income from discontinued operations	(965)	21,234	(22,199)

Net income	63,057	252,849	(189,792)

Net income available to RenaissanceRe common shareholders	49,263	204,750	(155,487)

Net income available to RenaissanceRe common shareholders per common share - diluted	$0.95	$3.70	$(2.75)

Net claims and claim expense ratio - current accident year	37.7%	54.1%	(16.4%)
Net claims and claim expense ratio - prior accident years	(3.7%)	(17.4%)	13.7%

Net claims and claim expense ratio - calendar year	34.0%	36.7%	(2.7%)
Underwriting expense ratio	29.7%	29.7%	0.0%

Combined ratio	63.7%	66.4%	(2.7%)

	September 30, 2011	June 30, 2011	Change	% Change
Book value per common share	$57.89	$57.30	$0.59	1.0%
Accumulated dividends per common share	10.66	10.40	0.26	2.5%

Book value per common share plus accumulated dividends	$68.55	$67.70	$0.85

Net income available to RenaissanceRe common shareholders was $49.3 million in the third quarter of 2011, compared to $204.8 million in the third quarter of 2010. Net income available to RenaissanceRe common shareholders per fully diluted common share was $0.95 for the third quarter of 2011, compared to $3.70 in the third quarter of 2010. The decrease in net income attributable to RenaissanceRe common shareholders in the third quarter of 2011, compared to the third quarter of 2010, was primarily due to:

•

Significantly Lower Investment Results – including an $87.5 million decrease in net investment income and a $75.4 million decrease in net realized and unrealized gains on investments, which collectively decreased our net income by $162.9 million in the third quarter of 2011, compared to the third quarter of 2010. The decrease in our investment results was primarily due to lower total returns on the fixed maturity investments portfolio which included a $19.2 million negative impact from derivatives and futures, a decrease in average invested assets, lower returns on certain non-investment grade allocations included in other investments, and $25.7 million of net investment losses from our hedge funds and private equity investments;

•

Other (Loss) Income - our other loss of $2.0 million in the third quarter of 2011, deteriorated from other income of $25.0 million in the third quarter of 2010, primarily due to two nonrecurring items; the sale of our Platinum warrants in the first quarter of 2011 which produced a mark-to-market gain of $14.4 million in the third quarter of 2010, and a gain of $15.8 million in the third quarter of 2010 from the sale of our entire ownership in ChannelRe; partially offset by

•

Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe was $5.2 million in the third quarter of 2011, compared to $37.5 million in the third quarter of 2010, a decrease of $32.3 million, due to lower net income for DaVinciRe in the third quarter of 2011, which was principally driven by lower total returns on its fixed maturity investments portfolio and lower underwriting income; and

•

Improved Underwriting Income – our underwriting income of $83.2 million in the third quarter of 2011 increased $11.9 million, from $71.3 million in the third quarter of 2010, primarily due to an increase in net premiums earned and partially offset by an increase in operational expenses and losses from certain aggregate loss contracts and hurricane Irene.

Book value per common share increased $0.59 to $57.89 at September 30, 2011, compared to $57.30 at June 30, 2011. Book value per common share plus accumulated dividends increased $0.85 to $68.55 at September 30, 2011, compared to $67.70 at June 30, 2011. The 1.0% increase in book value per common share was driven by comprehensive income attributable to RenaissanceRe common shareholders of $51.1 million, offset in part by $13.4 million and $8.8 million of common and preferred dividends, respectively, during the third quarter of 2011. We did not repurchase any common shares under our authorized share repurchase program during the third quarter of 2011.

Underwriting Results

In the third quarter of 2011, we generated underwriting income of $83.2 million, compared to $71.3 million in the third quarter of 2010. The increase in underwriting income was driven primarily by a $16.9 million increase in net premiums earned, partially offset by a $5.2 million increase in operational expenses. We generated a net claims and claim expense ratio of 34.0%, an underwriting expense ratio of 29.7% and a combined ratio of 63.7% in the third quarter of 2011, compared to 36.7%, 29.7% and 66.4%, respectively, in the third quarter of 2010.

Gross premiums written increased $28.4 million, or 25.5%, to $139.9 million in the third quarter of 2011, compared to $111.5 million in the third quarter of 2010. As discussed in more detail below, the increase in gross premiums written in the third quarter of 2011, compared to the third quarter of 2010, was primarily due to $20.0 million of reinstatement premiums written in the third quarter of 2011 principally within our catastrophe unit, and an increase in our Lloyd’s segment gross premiums written of $8.4 million primarily due to Syndicate 1458 increasing its book of business across most lines of business. Excluding the impact of $20.0 million and $5.5 million of reinstatement premiums written in the third quarters of 2011 and 2010, respectively, gross premiums written increased $13.9 million, or 13.1%, in the third quarter of 2011. The improving market conditions in our catastrophe unit were principally driven by the comparably high level of catastrophes experienced during the first nine months of 2011 which impacted the capital position of many participants in the (re)insurance industry, combined with the 2011 forecast of above normal hurricane activity in the Atlantic basin and the impact of vendor catastrophe model changes which has increased the perceived level of catastrophe risk and exposure for many of our clients.

Net claims and claim expenses were relatively flat at $77.8 million, compared to $77.9 million in the third quarter of 2011 and 2010, respectively. Current accident year net claims and claim expenses for the third quarter of 2011 included an $8.1 million net reduction due to large events occurring in the first and second quarters of 2011 and $30.1 million and $30.2 million of net claims and claim expenses related to certain aggregate loss contracts and hurricane Irene, respectively, as detailed in the tables below:

	Large Events Occurring in Prior Periods
Three months ended September 30, 2011	September 2010 New Zealand Earthquake	Tropical Cyclone Tasha	Australian Flooding	February 2011 New Zealand Earthquake	Tohoku Earthquake	Total
(in thousands of U.S. dollars, except ratios)

(Increase) decrease in gross ultimate claims and claim expenses incurred	$(17,750)	$14,617	$28,278	$(63,641)	$(47,244)	$(85,740)
Increase (decrease) in gross claims and claim expenses recovered	3,054	(3,530)	(5,308)	22,582	73,433	90,231

(Increase) decrease in net claims and claim expenses incurred	(14,696)	11,087	22,970	(41,059)	26,189	4,491

Assumed reinstatement premiums earned	2,623	—	(4,698)	14,959	1,680	14,564
Ceded reinstatement premiums earned	—	—	—	(1,187)	(6,823)	(8,010)
(Lost) earned profit commissions	(221)	1,071	488	583	(88)	1,833

Net (negative) positive impact on underwriting result	(12,294)	12,158	18,760	(26,704)	20,958	12,878
Recoveries from ceded reinsurance contracts accounted for at fair value	—	—	—	—	97	97
Redeemable noncontrolling interest - DaVinciRe	3,680	(1,352)	(4,871)	9,084	458	6,999

Net (negative) positive impact	$(8,614)	$10,806	$13,889	$(17,620)	$21,513	$19,974

Percentage point impact on consolidated combined ratio	5.8	(5.3)	(8.8)	14.7	(9.8)	(4.7)

Net impact on Reinsurance segment underwriting result	$(11,515)	$12,091	$18,760	$(26,632)	$19,966	$12,670
Net impact on Lloyd’s segment underwriting result	(779)	67	—	(72)	992	208

Net (negative) positive impact on underwriting result	$(12,294)	$12,158	$18,760	$(26,704)	$20,958	$12,878

Decrease (increase) in current accident year net claims and claim expenses incurred	$—	$—	$22,970	$(41,059)	$26,189	$8,100
(Adverse) favorable development in prior accident years net claims and claim expenses incurred	(14,696)	11,087	—	—	—	(3,609)

(Increase) decrease in net claims and claim expenses incurred	$(14,696)	$11,087	$22,970	$(41,059)	$26,189	$4,491

	Large Events Occurring in the Third Quarter of 2011
Three months ended September 30, 2011	Aggregate
(in thousands of U.S. dollars, except ratios)	Loss Contracts	Hurricane Irene	Total

Gross ultimate claims and claim expenses incurred	$(39,557)	$(35,934)	$(75,491)
Gross claims and claim expenses recovered	9,467	5,762	15,229

Net claims and claim expenses incurred	(30,090)	(30,172)	(60,262)

Reinstatement premiums earned	—	5,460	5,460

Net negative impact on underwriting result	(30,090)	(24,712)	(54,802)
Redeemable noncontrolling interest - DaVinciRe	4,457	6,794	11,251

Net negative impact	$(25,633)	$(17,918)	$(43,551)

Percentage point impact on consolidated combined ratio	13.1	11.9	25.4

Net negative impact on Reinsurance segment underwriting result	$(30,090)	$(22,212)	$(52,302)
Net negative impact on Lloyd’s segment underwriting result	—	(2,500)	(2,500)

Net negative impact on underwriting result	$(30,090)	$(24,712)	$(54,802)

Net (Negative) Positive Impact of Specific Events

Net impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, redeemable noncontrolling interest – DaVinci Re, equity in the net claims and claim expenses of Top Layer Re, and other income in respect of ceded reinsurance contracts accounted for at fair value. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and relatively recent occurrence of the various catastrophe events described herein, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. In addition, a significant portion of the net claims and claim expenses associated with the February 2011 New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

We experienced $8.6 million of favorable development on prior years reserves in the third quarter of 2011, compared to $36.9 million in the third quarter of 2010, as discussed in detail below.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios:

Reinsurance segment overview

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Gross premiums written (1)	$122,811	$110,577	$12,234

Net premiums written	$86,745	$86,309	$436

Net premiums earned	208,074	205,057	3,017
Net claims and claim expenses incurred	58,565	72,480	(13,915)
Acquisition expenses	21,964	22,464	(500)
Operational expenses	32,462	29,637	2,825

Underwriting income	$95,083	$80,476	$14,607

Net claims and claim expenses incurred - current accident year	$72,358	$106,344	$(33,986)
Net claims and claim expenses incurred - prior accident years	(13,793)	(33,864)	20,071

Net claims and claim expenses incurred - total	$58,565	$72,480	$(13,915)

Net claims and claim expense ratio - current accident year	34.8%	51.9%	(17.1%)
Net claims and claim expense ratio - prior accident years	(6.7%)	(16.6%)	9.9%

Net claims and claim expense ratio - calendar year	28.1%	35.3%	(7.2%)
Underwriting expense ratio	26.2%	25.5%	0.7%

Combined ratio	54.3%	60.8%	(6.5%)

(1)	Includes gross premiums written of $Nil assumed from the Insurance segment for the three months ended September 30, 2011 (2010 - $9.9 million).

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $12.2 million, or 11.1%, to $122.8 million in the third quarter of 2011, compared to $110.6 million in the third quarter of 2010, primarily due to $20.6 million of reinstatement premiums written during the third quarter of 2011. Excluding the impact of $20.6 million and $5.5 million of reinstatement premiums written in the third quarters of 2011 and 2010, respectively, gross premiums written decreased $2.8 million, or 2.7%, in the third quarter of 2011. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $95.1 million in the third quarter of 2011, compared to $80.5 million of underwriting income in the third quarter of 2010, an increase of $14.6 million. In the third quarter of 2011, our Reinsurance segment generated a net claims and claim expense ratio of 28.1%, an underwriting expense ratio of 26.2% and a combined ratio of 54.3%, compared to 35.3%, 25.5% and 60.8%, respectively, in the third quarter of 2010.

The $14.6 million increase in underwriting income and 6.5 percentage point decrease in the combined ratio was principally due to a $3.0 million increase in net premiums earned and a $34.0 million decrease in current accident year losses, partially offset by a $20.1 million decrease in favorable development on prior years reserves in the third quarter of 2011 compared to the third quarter of 2010. Impacting the underwriting results for our Reinsurance segment in the third quarter of 2011 was $12.1 million of underwriting income from the large events occurring in the first and second quarters of 2011(Australian Flooding, February 2011 New Zealand and Tohoku earthquakes)

due primarily to net reductions in claims and claim expenses, and underwriting losses of $30.1 million and $22.2 million related to certain aggregate loss contracts and hurricane Irene, respectively, as detailed in the tables below:

	Large Events Occurring in Prior Periods
Three months ended September 30, 2011	September 2010 New Zealand	Tropical	Australian	February 2011 New Zealand	Tohoku
(in thousands of U.S. dollars, except ratios)	Earthquake	Cyclone Tasha	Flooding	Earthquake	Earthquake	Total

(Increase) decrease in net claims and claim expenses incurred	$(13,917)	$11,020	$22,970	$(40,987)	$24,683	$3,769

Assumed reinstatement premiums earned	2,623	—	(4,698)	14,959	2,238	15,122
Ceded reinstatement premiums earned	—	—	—	(1,187)	(6,867)	(8,054)
(Lost) earned profit commissions	(221)	1,071	488	583	(88)	1,833

Net (negative) positive impact on underwriting result	$(11,515)	$12,091	$18,760	$(26,632)	$19,966	$12,670

Percentage point impact on Reinsurance segment combined ratio	6.2	(5.8)	(9.8)	16.9	(10.4)	(4.7)

Decrease (increase) in current accident year net claims and claim expenses incurred	$—	$—	$22,970	$(40,987)	$24,683	$6,666
(Adverse) favorable development in prior accident years net claims and claim expenses incurred	(13,917)	11,020	—	—	—	(2,897)

(Increase) decrease in net claims and claim expenses incurred	$(13,917)	$11,020	$22,970	$(40,987)	$24,683	$3,769

	Large Events Occurring in the Third Quarter of 2011
Three months ended September 30, 2011	Aggregate
(in thousands of U.S. dollars, except ratios)	Loss Contracts	Hurricane Irene	Total

Net claims and claim expenses incurred	$(30,090)	$(27,672)	$(57,762)

Reinstatement premiums earned	—	5,460	5,460

Net negative impact on Reinsurance segment underwriting result	$(30,090)	$(22,212)	$(52,302)

Net negative impact on catastrophe unit underwriting result	$(30,090)	$(22,212)	$(52,302)
Net negative impact on specialty unit underwriting result	—	—	—

Net negative impact on Reinsurance segment underwriting result	$(30,090)	$(22,212)	$(52,302)

Percentage point impact on Reinsurance segment combined ratio	14.5	12.2	27.0

Current accident year net claims and claim expenses of $106.3 million for the third quarter of 2010 included $79.1 million of current accident year net claims and claim expenses related to the September 2010 New Zealand earthquake.

During the third quarter of 2011, we experienced favorable development on prior years reserves of $13.8 million, compared to $33.9 million in the third quarter of 2010, principally due to $12.8 million of favorable development related to lower than expected claims emergence within the specialty unit and $1.0 million of net favorable development within the catastrophe unit due to net reductions in estimated ultimate losses on certain specific events.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income, subject to the terms of these agreements. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $14.6 million and $11.3 million for the third quarters of 2011 and 2010, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 7.0% and 5.2% for the third quarters of 2011 and 2010, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $23.6 million and $19.8 million for the third quarters of 2011 and 2010, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Property catastrophe gross premiums written
Renaissance	$64,317	$62,434	$1,883
DaVinci	32,900	25,844	7,056

Total property catastrophe gross premiums written (1)	$97,217	$88,278	$8,939

Net premiums written	$61,234	$64,134	$(2,900)

Net premiums earned	175,242	176,130	(888)
Net claims and claim expenses incurred	56,221	71,191	(14,970)
Acquisition expenses	17,149	18,962	(1,813)
Operational expenses	25,003	23,252	1,751

Underwriting income	$76,869	$62,725	$14,144

Net claims and claim expenses incurred - current accident year	$57,242	$87,178	$(29,936)
Net claims and claim expenses incurred - prior accident years	(1,021)	(15,987)	14,966

Net claims and claim expenses incurred - total	$56,221	$71,191	$(14,970)

Net claims and claim expense ratio - current accident year	32.7%	49.5%	(16.8%)
Net claims and claim expense ratio - prior accident years	(0.6%)	(9.1%)	8.5%

Net claims and claim expense ratio - calendar year	32.1%	40.4%	(8.3%)
Underwriting expense ratio	24.0%	24.0%	0.0%

Combined ratio	56.1%	64.4%	(8.3%)

(1)	Includes gross premiums written of $Nil assumed from the Insurance segment for the three months ended September 30, 2011 (2010 - $9.9 million).

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2011, our catastrophe reinsurance gross premiums written increased by $8.9 million, or 10.1%, to $97.2 million, compared to the third quarter of 2010. The increase is primarily due to $20.6 million of reinstatement premiums written during the third quarter of 2011. Excluding the impact of $20.6 million and $5.5 million of reinstatement premiums written in the third quarters of 2011 and 2010, respectively, gross premiums written decreased $6.1 million, or 7.4%, in the third quarter of 2011. Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $76.9 million in the third quarter of 2011, compared to $62.7 million in the third quarter of 2010, an increase of $14.1 million. In the third quarter of 2011, our catastrophe unit generated a net claims and claim expense ratio of 32.1%, an underwriting expense ratio of 24.0% and a combined ratio of 56.1%, compared to 40.4%, 24.0% and 64.4%, respectively, in the third quarter of 2010.

The $14.1 million increase in underwriting income and 8.3 percentage point decrease in the combined ratio was principally due to a $29.9 million decrease in current accident year losses and partially offset by a $15.0 million decrease in favorable development on prior years reserves in the third quarter of 2011, compared to the third quarter of 2010. Impacting the underwriting results for our catastrophe unit in the third quarter of 2011 was $12.1 million of underwriting income from the large events occurring in the first and second quarters of 2011( Australian Flooding, February 2011 New Zealand and Tohoku earthquakes) due primarily to net reductions in claims and claim expenses, and underwriting losses of $30.1 million and $22.2 million related to certain aggregate loss contracts and hurricane Irene, respectively, as detailed in the tables below:

	Large Events Occurring in Prior Periods
Three months ended September 30, 2011	September 2010	Tropical	Australian	February 2011	Tohoku
(in thousands of U.S. dollars, except ratios)	New Zealand	Cyclone Tasha	Flooding	New Zealand	Earthquake	Total

(Increase) decrease in net claims and claim expenses incurred	$(13,917)	$9,520	$22,970	$(40,987)	$24,683	$2,269

Assumed reinstatement premiums earned	2,623	—	(4,698)	14,959	2,238	15,122
Ceded reinstatement premiums earned	—	—	—	(1,187)	(6,867)	(8,054)
(Lost) earned profit commissions	(221)	1,071	488	583	(88)	1,833

Net (negative) positive impact on underwriting result	$(11,515)	$10,591	$18,760	$(26,632)	$19,966	$11,170

Percentage point impact on catastrophe unit combined ratio	7.3	(6.1)	(11.6)	20.2	(12.3)	(4.8)

Decrease (increase) in current accident year net claims and claim expenses incurred	$—	$—	$22,970	$(40,987)	$24,683	$6,666
(Adverse) favorable development in prior accident years net claims and claim expenses incurred	(13,917)	9,520	—	—	—	(4,397)

(Increase) decrease in net claims and claim expenses incurred	$(13,917)	$9,520	$22,970	$(40,987)	$24,683	$2,269

	Large Events Occurring in the Third Quarter of 2011
Three months ended September 30, 2011	Aggregate
(in thousands of U.S. dollars, except ratios)	Loss Contracts	Hurricane Irene	Total

Net claims and claim expenses incurred	$(30,090)	$(27,672)	$(57,762)

Reinstatement premiums earned	—	5,460	5,460

Net negative impact on catastrophe unit underwriting result	$(30,090)	$(22,212)	$(52,302)

Percentage point impact on catastrophe unit combined ratio	17.1	14.5	32.2

Current accident year net claims and claim expenses of $87.2 million for the third quarter of 2010 included $79.1 million of current accident year net claims and claim expenses related to the September 2010 New Zealand earthquake.

During the third quarter of 2011, we experienced $1.0 million of net favorable development on prior accident year reserves, compared to $16.0 million of net favorable development on prior accident years reserves in the third quarter of 2010. The favorable development in the third quarter of 2011 within the catastrophe unit is primarily due to reductions in estimated ultimate losses on certain specific events. The favorable development in the third quarter of 2010 was primarily related to decreases in estimated ultimate losses on certain specific events, including $7.4 million related to the 2004 and 2005 hurricanes, and $8.6 million due to better than expected claims emergence associated with a large number of relatively small catastrophes.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Specialty gross premiums written
Renaissance	$25,614	$21,363	$4,251
DaVinci	(20)	936	(956)

Total specialty gross premiums written	$25,594	$22,299	$3,295

Net premiums written	$25,511	$22,175	$3,336

Net premiums earned	32,832	28,927	3,905
Net claims and claim expenses incurred	2,344	1,289	1,055
Acquisition expenses	4,815	3,502	1,313
Operational expenses	7,459	6,385	1,074

Underwriting income	$18,214	$17,751	$463

Net claims and claim expenses incurred - current accident year	$15,116	$19,166	$(4,050)
Net claims and claim expenses incurred - prior accident years	(12,772)	(17,877)	5,105

Net claims and claim expenses incurred - total	$2,344	$1,289	$1,055

Net claims and claim expense ratio - current accident year	46.0%	66.3%	(20.3%)
Net claims and claim expense ratio - prior accident years	(38.9%)	(61.8%)	22.9%

Net claims and claim expense ratio - calendar year	7.1%	4.5%	2.6%
Underwriting expense ratio	37.4%	34.1%	3.3%

Combined ratio	44.5%	38.6%	5.9%

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2011, our specialty reinsurance gross premiums written increased $3.3 million, or 14.8%, to $25.6 million, compared to $22.3 million in the third quarter of 2010, primarily due to the inception of certain quota share contracts during the third quarter of 2011 which met our risk-adjusted return thresholds. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $18.2 million of underwriting income in the third quarter of 2011, compared to $17.8 million in the third quarter of 2010, an increase of $0.5 million, principally due to the increase in gross premiums written, noted above, and partially offset by increases in net claims and claim expenses incurred of $1.1 million and underwriting expenses of $2.4 million.

In the third quarter of 2011, our specialty unit generated a net claims and claim expense ratio of 7.1%, an underwriting expense ratio of 37.4% and a combined ratio of 44.5%, compared to 4.5%, 34.1% and 38.6%, respectively, in the third quarter of 2010. The current accident year net claims and claim expenses ratio of 46.0%, decreased 20.3 percentage points principally due to the $3.9 million increase in net premiums earned in the third quarter of 2011, compared to the third quarter of 2010, combined with a decrease of $4.1 million in current accident year net claims and claim expenses in the third quarter of 2011. The favorable development on prior accident years in the third quarter of 2011 was primarily due to lower than expected claims emergence. In addition, underwriting expenses increased due to higher allocated operating expenses and a relative increase in contracts with higher acquisition expense ratios during the third quarter of 2011.

Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Lloyd’s gross premiums written
Specialty	$14,290	$8,851	$5,439
Catastrophe	2,837	1,422	1,415
Insurance	—	(1,511)	1,511

Total Lloyd’s gross premiums written (1)	$17,127	$8,762	$8,365

Net premiums written	$16,125	$6,141	$9,984

Net premiums earned	20,797	13,979	6,818
Net claims and claim expenses incurred	14,141	7,687	6,454
Acquisition expenses	4,013	3,351	662
Operational expenses	9,560	6,246	3,314

Underwriting loss	$(6,917)	$(3,305)	$(3,612)

Net claims and claim expenses incurred - current accident year	$14,089	$7,702	$6,387
Net claims and claim expenses incurred - prior accident years	52	(15)	67

Net claims and claim expenses incurred - total	$14,141	$7,687	$6,454

Net claims and claim expense ratio - current accident year	67.7%	55.1%	12.6%
Net claims and claim expense ratio - prior accident years	0.3%	(0.1%)	0.4%

Net claims and claim expense ratio - calendar year	68.0%	55.0%	13.0%
Underwriting expense ratio	65.3%	68.6%	(3.3%)

Combined ratio	133.3%	123.6%	9.7%

(1)	Includes gross premiums written of $Nil assumed from the Insurance segment for the three months ended September 30, 2011 (2010 - $(1.5) million).

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased by $8.4 million, or 95.5%, to $17.1 million in the third quarter of 2011, compared to $8.8 million in the third quarter of 2010, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business.

Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $6.9 million and a combined ratio of 133.3% in the third quarter of 2011, compared to $3.3 million and a combined ratio of 123.6%, in the third quarter of 2010. Included in net claims and claim expenses for the third quarter of 2011 are $2.5 million of net claims and claim expenses related to hurricane Irene. Operational expenses increased $3.3 million, to $9.6 million in the third quarter of 2011, compared to the third quarter of 2010, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 65.3% in the third quarter of 2011, from 68.6% in the third quarter of 2010, was principally driven by the increase in net premiums earned, and partially offset by the increase in operational expenses, noted above.

Insurance Segment

Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Gross premiums written	$—	$591	$(591)

Net premiums written	$140	$(10,143)	$10,283

Net premiums earned	$353	$(6,681)	$7,034
Net claims and claim expenses incurred	5,124	(2,231)	7,355
Acquisition expenses	80	328	(248)
Operational expenses	147	1,087	(940)

Underwriting loss	$(4,998)	$(5,865)	$867

Net claims and claim expenses incurred - current accident year	$(17)	$816	$(833)
Net claims and claim expenses incurred - prior years	5,141	(3,047)	8,188

Net claims and claim expenses incurred - total	$5,124	$(2,231)	$7,355

Net claims and claim expense ratio - current accident year	(4.8%)	(12.2%)	7.4%
Net claims and claim expense ratio - prior accident years	1,456.4%	45.6%	1410.8%

Net claims and claim expense ratio - calendar year	1,451.6%	33.4%	1418.2%
Underwriting expense ratio	64.3%	(21.2%)	85.5%

Combined ratio	1,515.9%	12.2%	1503.7%

Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities for our Insurance segment. The adverse development on prior accident years of $5.1 million in the third quarter of 2011 was principally due to the receipt of two large contractors liability claims during the quarter. As a result of these large claims received in the third quarter of 2011, our contractors liability book of business will be subject to a comprehensive actuarial review during the fourth quarter of 2011. The total gross reserve for claims and claim expenses for the contractors liability book of business at September 30, 2011 is $48.9 million.

Net Investment (Loss) Income

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars)

Fixed maturity investments	$11,435	$35,219	$(23,784)
Short term investments	281	635	(354)
Equity investments trading	171	—	171
Other investments
Hedge fund and private equity investments	(25,702)	7,491	(33,193)
Other	(11,665)	18,979	(30,644)
Cash and cash equivalents	66	74	(8)

	(25,414)	62,398	(87,812)
Investment expenses	(2,526)	(2,828)	302

Net investment (loss) income	$(27,940)	$59,570	$(87,510)

Net investment (loss) income deteriorated $87.5 million to a net investment loss of $27.9 million in the third quarter of 2011, compared to net investment income of $59.6 million in the third quarter of 2010. The $87.5 million decrease in net investment income was principally driven by a $33.2 million decrease in the returns from our hedge fund and private equity investments due to poor performance in the third quarter of 2011, a $30.6 million decrease in the returns on certain non-investment grade investments included in other investments, and a $23.8 million decrease in net investment income related to fixed maturity investments, which included a $19.2 million negative impact from derivatives and futures used to hedge the interest rate exposure of credit sensitive fixed maturity investments, principally driven by a widening in credit spreads. Historically low interest rates and lower spreads as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment (loss) income which included net unrealized losses of $42.9 million in the third quarter of 2011, compared to $15.3 million of net unrealized gains in the third quarter of 2010.

Commencing in the first quarter of 2011, we established a portfolio of certain publicly traded equities which are reflected in our consolidated balance sheet as equity investments trading. This portfolio of equity investments is carried at fair value with dividend income included in net investment (loss) income, and realized and unrealized gains included in net realized and unrealized gains on investments, in our consolidated statements of operations. We expect to add to this portfolio during subsequent periods, although we do not expect it to represent a material portion of our invested assets or our financial results for the reasonably foreseeable period.

Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars)

Gross realized gains	$38,054	$30,959	$7,095
Gross realized losses	(6,099)	(748)	(5,351)

Net realized gains on fixed maturity investments	$31,955	$30,211	$1,744

Net unrealized (losses) gains on fixed maturity investments trading	(13,007)	62,131	(75,138)
Net unrealized losses on equity investments trading	(1,965)	—	(1,965)

Net realized and unrealized gains on investments	$16,983	$92,342	$(75,359)

Total other-than-temporary impairments	(498)	—	(498)
Portion recognized in other comprehensive income, before taxes	49	—	49

Net other-than-temporary impairments	$(449)	$—	$(449)

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

Net realized and unrealized gains on investments were $17.0 million in the third quarter of 2011, compared to $92.3 million in the third quarter of 2010, a decrease of $75.4 million. The unrealized losses on our fixed maturity investments trading of $13.0 million during the third quarter of 2011 deteriorated $75.1 million, compared to unrealized gains of $62.1 million in the third quarter of 2010, primarily as a result of a significant increase in credit spreads during the quarter. In addition, we recognized an unrealized loss of $2.0 million on our investments in certain publicly traded equity positions during the third quarter of 2011.

Equity in Earnings (Losses) of Other Ventures

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars)

Top Layer Re	$3,688	$(8,655)	$12,343
Tower Hill Companies	2,504	2,023	481
Other	(1,398)	(108)	(1,290)

Total equity in earnings (losses) of other ventures	$4,794	$(6,740)	$11,534

Equity in earnings of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in the Top Layer Re and the Tower Hill Companies. Equity in earnings of other ventures was $4.8 million in the third quarter of 2011, compared to a loss of $6.7 million in the third quarter of 2010. The $11.5 million increase was primarily due to improved profitability within both Top Layer Re and the Tower Hill Companies. During the third quarter of 2011, we sold our entire ownership interest in NBIC Holdings, Inc. (“NBIC”), a holding company for a specialty underwriter of homeowners’ insurance products and services, for $12.0 million. Included in Other in the table above is equity in losses of NBIC of $1.5 million, which was accounted for under the equity method of accounting prior to its sale. As a result of the sale, the Company recorded a $4.8 million gain, included in other income, as noted below.

The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other (Loss) Income

Three months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars)

Gain on sale of NBIC	$4,836	$—	$4,836
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(2,704)	(677)	(2,027)
Weather and energy risk management operations	(3,232)	(4,740)	1,508
Gain on sale of ChannelRe	—	15,835	(15,835)
Mark-to-market on Platinum warrant	—	14,352	(14,352)
Other items	(915)	251	(1,166)

Total other (loss) income	$(2,015)	$25,021	$(27,036)

In the third quarter of 2011, we incurred an other loss of $2.0 million, compared to other income of $25.0 million in the third quarter of 2010. The $27.0 million decrease is primarily due to two nonrecurring items, the absence of a mark-to-market adjustment on the Platinum warrant due to its sale during the first quarter of 2011, compared to a mark-to-market gain of $14.4 million on the Platinum warrants in the third quarter of 2010, and a gain of $15.8 million in the third quarter of 2010 on the sale of our entire ownership in ChannelRe. Partially offsetting these items was a $4.8 million gain on the sale of NBIC, as noted above.

Certain contracts we enter in our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods. We continue to allocate an increasing amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. We also continually seek new markets and relationships for our weather and energy risk products, including by leveraging strategic affiliations and ceding risk where appropriate. Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.

Other Items

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $32.5 million, to $5.0 million in the third quarter of 2011, compared to $37.5 million in the third quarter of 2010, primarily due to decreased profitability of DaVinciRe. The decreased profitability of DaVinciRe is primarily due to lower underwriting income and investment results in the third quarter of 2011, compared to the third quarter of 2010. Underwriting income was negatively impacted by hurricane Irene. Investment results were negatively impacted by lower total returns on the fixed maturity investments portfolio.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Loss from discontinued operations was $1.0 million in the third quarter of 2011. Income from discontinued operations of $21.2 million in the third quarter of 2010 is primarily driven by strong underwriting results principally within the crop insurance lines of business, combined with solid investment results.

SUMMARY OF RESULTS OF OPERATIONS

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Summary Overview

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except per share amounts and ratios)

Gross premiums written	$1,392,006	$1,134,094	$257,912
Net premiums written	983,580	818,800	164,780
Net premiums earned	751,940	675,179	76,761
Net claims and claim expenses incurred	857,628	156,473	701,155
Acquisition expenses	72,275	76,158	(3,883)
Operational expenses	126,298	120,160	6,138
Underwriting (loss) income	(304,261)	322,388	(626,649)
Net investment income	65,669	151,452	(85,783)
Net realized and unrealized gains on investments	46,748	210,593	(163,845)
Net other-than-temporary impairments	(449)	(829)	380

(Loss) income from continuing operations	(193,716)	660,190	(853,906)
(Loss) income from discontinued operations	(12,585)	51,562	(64,147)

Net (loss) income	(206,301)	711,752	(918,053)

Net (loss) income (attributable) available to RenaissanceRe common shareholders	(174,006)	580,038	(754,044)

Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share - diluted	$(3.44)	$10.04	$(13.48)

Net claims and claim expense ratio - current accident year	127.0%	57.2%	69.8%
Net claims and claim expense ratio - prior accident years	(12.9%)	(34.0%)	21.1%

Net claims and claim expense ratio - calendar year	114.1%	23.2%	90.9%
Underwriting expense ratio	26.4%	29.1%	(2.7%)

Combined ratio	140.5%	52.3%	88.2%

	September 30, 2011	December 31, 2010	Change	% Change
Book value per common share	$57.89	$62.58	$(4.69)	(7.5%)
Accumulated dividends per common share	10.66	9.88	0.78	7.9%

Book value per common share plus accumulated dividends	$68.55	$72.46	$(3.91)

Net (loss) income (attributable) available to RenaissanceRe common shareholders was $(174.0) million in the first nine months of 2011, compared to $580.0 million in the first nine months of 2010. Net (loss) income (attributable) available to RenaissanceRe common shareholders per fully diluted common share was $(3.44) for the first nine months of 2011, compared to $10.04 in the first nine months of 2010. The net loss attributable to RenaissanceRe common shareholders in the first nine months of 2011, compared to the net income available to RenaissanceRe common shareholders in the first nine months of 2010, was primarily due to:

•

Significant Catastrophe Events and Corresponding Underwriting Losses – our underwriting loss of $304.3 million in the first nine months of 2011 deteriorated $626.6 million from underwriting income of $322.4 million in the first nine months of 2010, primarily due to $704.5 million of underwriting losses as a result of a number of large events, namely the Australian Flooding, the February 2011 New Zealand and Tohoku earthquakes, the large U.S. tornadoes, certain aggregate loss contracts and hurricane Irene (collectively referred to as the “Large 2011 Events”), as detailed below;

•

Lower Investment Results – net investment income and net realized and unrealized gains on investments deteriorated $85.8 million and $163.8 million, collectively decreasing our net income by $249.6 million in the first nine months of 2011, compared to the first nine months of 2010. The decrease in our investment results was primarily due to lower total returns on the fixed maturity investments portfolio which included a $26.6 million negative impact from derivatives, a decrease in the returns from our hedge fund and private equity investments due to relatively weaker performance, and lower returns on certain non-investment grade allocations included in other investments;

•

Equity in Losses of Other Ventures – our equity investment in Top Layer Re incurred a loss of $14.9 million in the first nine months of 2011, a decrease of $12.2 million compared to a loss of $2.7 million in the first nine months of 2010, principally due to claims and claim expenses in Top Layer Re related to the February 2011 New Zealand earthquake, as described in more detail below; and partially offset by

•

Net Loss Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net loss attributable to redeemable noncontrolling interest – DaVinciRe was $58.5 million in the first nine months of 2011, compared to net income attributable to redeemable noncontrolling interest – DaVinciRe of $100.0 million in the first nine months of 2010, a change of $158.5 million, and principally due to a significant reduction in underwriting income, due to the increase in current accident year net claims and claim expenses, combined with lower investment results, as noted above, which also impacted DaVinciRe and resulted in a net loss in the first nine months of 2011, compared to net income in the first nine months of 2010, and consequently decreased redeemable noncontrolling interest – DaVinciRe; and

•

Increased Other Income – our other income was $43.0 million in the first nine months of 2011, an improvement of $27.9 million compared to the first nine months of 2010, primarily due to a $4.8 million gain on sale of NBIC, as detailed below, our ceded reinsurance contracts accounted for at fair value which generated $39.8 million in income in the first nine months of 2011, compared to a loss of $3.2 million in the first nine months of 2010, principally as a result of net recoverables from the Tohoku earthquake, and partially offset by a gain of $15.8 million in the third quarter of 2010 on the sale of our entire ownership in ChannelRe that did not recur in the third quarter of 2011.

Book value per common share decreased $4.69 to $57.89 at September 30, 2011, compared to $62.58 at December 31, 2010. Book value per common share plus accumulated dividends decreased $3.91 to $68.55 at September 30, 2011, compared to $72.46 at December 31, 2010. The 7.5% decrease in book value per common share was driven by comprehensive loss attributable to RenaissanceRe common shareholders of $156.5 million, combined with $40.1 million and $26.3 million of common and preferred dividends, respectively, during the first nine months of 2011. During the first quarter of 2011, we repurchased approximately 2.7 million common shares in open market transactions at an aggregate cost of $174.8 million and at an average share price of $65.84. We did not repurchase any common shares under our authorized share repurchase program during the second or third quarters of 2011.

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

See the supplemental financial data below for additional information detailing the net negative impact of the Large 2011 Events, on our consolidated financial statements.

Nine months ended September 30, 2011	Australian	February 2011 New Zealand	Tohoku	Large U.S.	Aggregate
(in thousands, except ratios)	Flooding	Earthquake	Earthquake	Tornadoes	Loss Contracts	Hurricane Irene	Total

Gross ultimate claims and claim expenses incurred	$(27,537)	$(335,251)	$(614,267)	$(145,850)	$(39,557)	$(35,934)	$(1,198,396)
Gross claims and claim expenses recovered	4,389	84,238	240,467	22,587	9,467	5,762	366,910

Net claims and claim expenses incurred	(23,148)	(251,013)	(373,800)	(123,263)	(30,090)	(30,172)	(831,486)

Assumed reinstatement premiums earned	3,974	38,334	83,767	23,309	—	5,460	154,844
Ceded reinstatement premiums earned	—	(3,327)	(16,712)	—	—	—	(20,039)
(Lost) earned profit commissions	(1,062)	(7,869)	1,249	(96)	—	—	(7,778)

Net impact on underwriting result	(20,236)	(223,875)	(305,496)	(100,050)	(30,090)	(24,712)	(704,459)

Equity in net claims and claim expenses of Top Layer Re	—	(23,758)	—	—	—	—	(23,758)
Recoveries from ceded reinsurance contracts accounted for at fair value	—	—	45,000	—	—	—	45,000
Redeemable noncontrolling interest - DaVinciRe	3,277	51,267	66,578	29,564	4,457	6,794	161,937

Net negative impact	$(16,959)	$(196,366)	$(193,918)	$(70,486)	$(25,633)	$(17,918)	$(521,280)

Percentage point impact on consolidated combined ratio	2.5	29.3	40.7	12.5	4.0	3.1	105.3

Net negative impact on Reinsurance segment underwriting result	$(20,236)	$(217,849)	$(293,946)	$(97,180)	$(30,090)	$(22,212)	$(681,513)
Net negative impact on Lloyd’s segment underwriting result	—	(6,026)	(11,550)	(2,870)	—	(2,500)	(22,946)

Net negative impact on underwriting result	$(20,236)	$(223,875)	$(305,496)	$(100,050)	$(30,090)	$(24,712)	$(704,459)

See the supplemental financial data below for additional information detailing the net negative impact due to the large catastrophes of the first nine months of 2010, namely, the Chilean earthquake, European windstorm Xynthia (“Xynthia”) and the September 2010 New Zealand earthquake, on our consolidated financial statements for the first nine months of 2010.

Nine months ended September 30, 2010	Chilean		September 2010 New Zealand
(in thousands of United States dollars)	Earthquake	Xynthia	Earthquake	Total

Net claims and claim expenses incurred	$(159,516)	$(23,941)	$(79,072)	$(262,529)

Net reinstatement premiums earned	27,000	2,679	5,524	35,203
Lost profit commissions	(6,617)	(854)	(6,633)	(14,104)

Net impact on underwriting result	(139,133)	(22,116)	(80,181)	(241,430)

Equity in losses of Top Layer Re	—	—	(12,051)	(12,051)

Noncontrolling interest - DaVinciRe	32,934	5,356	18,642	56,932

Net negative impact	$(106,199)	$(16,760)	$(73,590)	$(196,549)

Impact on combined ratio	23.5	3.5	12.4	40.4

Underwriting Results

In the first nine months of 2011, we incurred an underwriting loss of $304.3 million, compared to generating underwriting income of $322.4 million in the first nine months of 2010. The decrease in underwriting income was driven primarily by a $701.2 million increase in net claims and claim expenses, partially offset by a $76.8 million increase in net premiums earned. We generated a net claims and claim expense ratio of 114.1%, an underwriting expense ratio of 26.4% and a combined ratio of 140.5%, in the first nine months of 2011, compared to 23.2%, 29.1% and 52.3%, respectively, in the first nine months of 2010.

Gross premiums written increased $257.9 million, or 22.7%, to $1,392.0 million in the first nine months of 2011, compared to $1,134.1 million in the first nine months of 2010. As discussed in more detail below, the increase in gross premiums written was primarily due to: $154.8 million of reinstatement premiums in the first nine months of 2011, principally within our catastrophe unit, compared to $35.2 million in the first nine months of 2010; improved pricing and terms experienced in our catastrophe unit during the June and July 2011 renewals, compared to the June and July 2010 renewals, which resulted in more contracts meeting our risk-adjusted return thresholds; and an increase in gross premiums written across the majority of the lines of business within our Lloyd’s segment, resulting in an increase in gross premiums written in the Lloyd’s segment of $30.2 million in the first nine months of 2011, compared to the first nine months of 2010. The market conditions in our catastrophe unit were relatively soft as we entered 2011, principally due to the comparably strong capital position of many participants in the (re)insurance industry, combined with recent years of relatively low levels of insured catastrophe losses; however, as a result of the large catastrophes experienced in the first quarter of 2011, namely the Australian flooding, the February 2011 New Zealand earthquake and the Tohoku earthquake, combined with the large U.S. tornadoes in the second quarter of 2011, the then softening market conditions exhibited an improvement and positively impacted the pricing and terms of the June 2011 renewals, compared to the June 2010 renewals. Excluding the impact of $154.8 million and $35.2 million of reinstatement premiums written in the first nine months of 2011 and 2010, respectively, our gross premiums written increased $138.3 million, or 12.6%.

Net premiums written increased $164.8 million in the first nine months of 2011 to $983.6 million from $818.8 million in the first nine months of 2010. The increase in net premiums written was primarily due to the increase in gross premiums written noted above and offset by a $93.1 million increase in ceded premiums written in the first nine months of 2011 compared to the first nine months of 2010. Net premiums earned increased $76.8 million to $751.9 million in the first nine months of 2011, compared to $675.2 million in the first nine months of 2010, primarily due to the increase in net premiums written, as noted above.

Net claims and claim expenses increased by $701.2 million to $857.6 million in the first nine months of 2011, compared to $156.5 million in the first nine months of 2010, due to higher current accident year losses and a decrease in favorable development on prior years reserves. Insured losses from catastrophes were significantly higher in the first nine months of 2011, compared to the first nine months of 2010, primarily due to the Large 2011 Events and, as a result, our current accident year net claims and claim expenses increased to $955.1 million in the first nine months of 2011, compared to $385.9 million in the first nine months of 2010.

We experienced $97.4 million of favorable development on prior years reserves in the first nine months of 2011, compared to $229.4 million in the first nine months of 2010, as discussed in more detail below.

Underwriting Results by Segment

Reinsurance Segment

Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty unit underwriting results and ratios:

Reinsurance segment overview

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Gross premiums written (1)	$1,303,897	$1,105,679	$198,218

Net premiums written	$906,167	$793,967	$112,200

Net premiums earned	696,964	646,349	50,615
Net claims and claim expenses incurred	797,188	141,095	656,093
Acquisition expenses	62,187	63,064	(877)
Operational expenses	97,726	93,523	4,203

Underwriting (loss) income	$(260,137)	$348,667	$(608,804)

Net claims and claim expenses incurred - current accident year	$902,118	$361,403	$540,715
Net claims and claim expenses incurred - prior accident years	(104,930)	(220,308)	115,378

Net claims and claim expenses incurred - total	$797,188	$141,095	$656,093

Net claims and claim expense ratio - current accident year	129.4%	55.9%	73.5%
Net claims and claim expense ratio - prior accident years	(15.0%)	(34.1%)	19.1%

Net claims and claim expense ratio - calendar year	114.4%	21.8%	92.6%
Underwriting expense ratio	22.9%	24.3%	(1.4%)

Combined ratio	137.3%	46.1%	91.2%

(1)	Includes gross premiums written of $Nil assumed from the Insurance segment for the nine months ended September 30, 2011 (2010 - $10.1 million).

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $198.2 million, or 17.9%, to $1,303.9 million in the first nine months of 2011, compared to $1,105.7 million in the first nine months of 2010, primarily due to an increase in gross premiums written in our catastrophe unit which was positively impacted by reinstatement premiums written principally on the February 2011 New Zealand earthquake, the Tohoku earthquake and the large U.S. tornadoes. Excluding the impact of $154.5 million and $35.2 million of reinstatement premiums written in the first nine months of 2011 and 2010, respectively, our Reinsurance segment gross premiums written increased $78.9 million, or 7.4%, in the first nine months of 2011, primarily due to the improving market conditions in our core markets during the June and July 2011 renewals, and partially offset by the then softer market conditions in our core markets during the January 2011 renewals. Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Reinsurance Segment Underwriting Results – Our Reinsurance segment incurred an underwriting loss of $260.1 million in the first nine months of 2011, compared to $348.7 million of underwriting income in the first nine months of 2010, a decrease of $608.8 million. In the first nine months of 2011, our Reinsurance segment generated a net claims and claim expense ratio of 114.4%, an underwriting expense ratio of 22.9% and a combined ratio of 137.3%, compared to 21.8%, 24.3% and 46.1%, respectively, in the first nine months of 2010.

The $608.8 million decrease in underwriting income and 91.2 percentage point increase in the combined ratio was principally due to a $540.7 million increase in current accident year losses and a $115.4 million decrease in favorable development on prior years reserves in the first nine months of 2011, compared to the first nine months of 2010. The increase in current accident year losses was primarily due to the Large 2011 Events, which negatively impacted the Reinsurance segment’s underwriting result and combined ratio by $681.5 million and 112.3 percentage points, respectively, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

Nine months ended September 30, 2011	Australian	February 2011 New Zealand	Tohoku	Large U.S.	Aggregate
(in thousands, except ratios)	Flooding	Earthquake	Earthquake	Tornadoes	Loss Contracts	Hurricane Irene	Total

Net claims and claim expenses incurred	$(23,148)	$(244,987)	$(362,302)	$(120,263)	$(30,090)	$(27,672)	$(808,462)

Assumed reinstatement premiums earned	3,974	38,334	83,565	23,179	—	5,460	154,512
Ceded reinstatement premiums earned	—	(3,327)	(16,458)	—	—	—	(19,785)
(Lost) earned profit commissions	(1,062)	(7,869)	1,249	(96)	—	—	(7,778)

Net impact on Reinsurance segment underwriting result	$(20,236)	$(217,849)	$(293,946)	$(97,180)	$(30,090)	$(22,212)	$(681,513)

Net negative impact on catastrophe unit underwriting result	$(14,236)	$(205,349)	$(273,946)	$(97,180)	$(30,090)	$(22,212)	$(643,013)
Net negative impact on specialty unit underwriting result	(6,000)	(12,500)	(20,000)	—	—	—	(38,500)

Net impact on Reinsurance segment underwriting result	$(20,236)	$(217,849)	$(293,946)	$(97,180)	$(30,090)	$(22,212)	$(681,513)

Percentage point impact on Reinsurance segment combined ratio	2.7	30.9	42.7	13.1	4.3	2.9	112.3

During the first nine months of 2010, our Reinsurance segment experienced $262.5 million of net claims and claim expenses related to the Chilean earthquake, Xynthia and the September 2010 New Zealand earthquake, as detailed in the table below.

Nine months ended September 30, 2010	Chilean		September 2010 New Zealand
(in thousands of United States dollars)	Earthquake	Xynthia	Earthquake	Total

Net claims and claim expenses incurred	$(159,516)	$(23,941)	$(79,072)	$(262,529)

Net reinstatement premiums earned	27,000	2,679	5,524	35,203
Lost profit commissions	(6,617)	(854)	(6,633)	(14,104)

Net impact on Reinsurance segment underwriting result	$(139,133)	$(22,116)	$(80,181)	$(241,430)

Percentage point impact on Reinsurance segment combined ratio	24.8	3.7	13.0	42.6

During the first nine months of 2011, we experienced favorable development on prior years reserves of $104.9 million, compared to $220.3 million of favorable development in the first nine months of 2010. The favorable development of $104.9 million in the first nine months of 2011 is principally attributable to reductions in estimated ultimate losses on certain specific events within the catastrophe unit of $32.5 million and within the specialty unit of $45.6 million related to lower than expected claims emergence and $26.8 million associated with actuarial assumption changes. The decrease in the underwriting expense ratio to 22.9% in the first nine months of 2011, from 24.3% in the first nine months of 2010, was principally driven by net premiums earned as a result of the reinstatement premiums written and earned, which do not incur acquisition expenses.

We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income, subject to the terms of these agreements. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have generally reduced our underwriting expense ratios. These fees totaled $43.7 million and $37.4 million for the first nine months of 2011 and 2010, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 6.3% and 5.5% for the first nine months of 2011 and 2010, respectively. In addition, our agreements with DaVinci provide for certain fee income and profit commissions. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $39.9 million and $62.7 million for the first nine months of 2011 and 2010, respectively.

Catastrophe

Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Property catastrophe gross premiums written
Renaissance	$742,888	$633,353	$109,535
DaVinci	436,253	368,587	67,666

Total property catastrophe gross premiums written (1)	$1,179,141	$1,001,940	$177,201

Net premiums written	$786,910	$693,889	$93,021

Net premiums earned	598,040	562,938	35,102
Net claims and claim expenses incurred	770,113	180,652	589,461
Acquisition expenses	46,658	53,016	(6,358)
Operational expenses	75,464	75,309	155

Underwriting (loss) income	$(294,195)	$253,961	$(548,156)

Net claims and claim expenses incurred - current accident year	$802,630	$289,100	$513,530
Net claims and claim expenses incurred - prior accident years	(32,517)	(108,448)	75,931

Net claims and claim expenses incurred - total	$770,113	$180,652	$589,461

Net claims and claim expense ratio - current accident year	134.2%	51.4%	82.8%
Net claims and claim expense ratio - prior accident years	(5.4%)	(19.3%)	13.9%

Net claims and claim expense ratio - calendar year	128.8%	32.1%	96.7%
Underwriting expense ratio	20.4%	22.8%	(2.4%)

Combined ratio	149.2%	54.9%	94.3%

(1)	Includes gross premiums written of $Nil assumed from the Insurance segment for the nine months ended September 30, 2011 (2010 - $10.1 million).

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2011, our catastrophe reinsurance gross premiums written increased by $177.2 million, or 17.7%, to $1,179.1 million, compared to $1,001.9 million in the first nine months of 2010. The increase is primarily due to reinstatement premiums written on the February 2011 New Zealand and Tohoku earthquakes, the large U.S. tornadoes in the second quarter of 2011, and the improving market conditions in our core markets during the June and July 2011 renewals, partially offset by the then softer market conditions in our core markets during the January 2011 renewals. Excluding the impact of $154.5 million and $35.2 million of reinstatement premiums written in the first nine months of 2011 and 2010, respectively, our catastrophe unit gross premiums written increased $57.9 million, or 6.0%, in the first nine months of 2011. Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit incurred an underwriting loss of $294.2 million in the first nine months of 2011, compared to $254.0 million of underwriting income in the first nine months of 2010, a decrease of $548.2 million. The decrease in underwriting income was primarily due to a $513.5 million increase in current accident year claims and claim expenses as a result of the Large 2011 Events and a decrease of

$75.9 million in favorable development on prior accident years claims and claim expenses, and partially offset by a $35.1 million increase in net premiums earned due to the reinstatement premiums written and earned, noted above.

In the first nine months of 2011, our catastrophe unit generated a net claims and claim expense ratio of 128.8%, an underwriting expense ratio of 20.4% and a combined ratio of 149.2%, compared to 32.1%, 22.8% and 54.9%, respectively, in the first nine months of 2010. The increase in current accident year losses was primarily due to the Large 2011 Events, which negatively impacted the catastrophe unit’s underwriting result and combined ratio by $643.0 million and 124.5 percentage points, respectively, after considering the impact of net reinstatement premiums earned and lost profit commissions related to these events, as detailed in the table below.

Nine months ended September 30, 2011	Australian	February 2011 New Zealand	Tohoku	Large U.S.	Aggregate
(in thousands, except ratios)	Flooding	Earthquake	Earthquake	Tornadoes	Loss Contracts	Hurricane Irene	Total

Net claims and claim expenses incurred	$(17,148)	$(232,487)	$(342,302)	$(120,263)	$(30,090)	$(27,672)	$(769,962)

Assumed reinstatement premiums earned	3,974	38,334	83,565	23,179	—	5,460	154,512
Ceded reinstatement premiums earned	—	(3,327)	(16,458)	—	—	—	(19,785)
(Lost) earned profit commissions	(1,062)	(7,869)	1,249	(96)	—	—	(7,778)

Net impact on catastrophe unit underwriting result	$(14,236)	$(205,349)	$(273,946)	$(97,180)	$(30,090)	$(22,212)	$(643,013)

Percentage point impact on catastrophe unit combined ratio	2.1	33.4	45.4	14.9	5.0	3.3	124.5

During the first nine months of 2010, our catastrophe unit experienced $255.0 million of net claims and claim expenses related to the Chilean earthquake, Xynthia and the September 2010 New Zealand earthquake, which added 47.3 percentage points to the catastrophe unit’s combined ratio after considering the impact of net reinstatement premiums earned and lost profit commission related to these events, as detailed in the table below.

Nine months ended September 30, 2010	Chilean		September 2010 New Zealand
(in thousands of United States dollars)	Earthquake	Xynthia	Earthquake	Total

Net claims and claim expenses incurred	$(152,016)	$(23,941)	$(79,072)	$(255,029)

Net reinstatement premiums earned	27,000	2,679	5,524	35,203
Lost profit commissions	(6,617)	(854)	(6,633)	(14,104)

Net impact on catastrophe unit underwriting result	$(131,633)	$(22,116)	$(80,181)	$(233,930)

Percentage point on catastrophe unit combined ratio	26.8	4.2	14.8	47.3

During the first nine months of 2011, we experienced $32.5 million of favorable development on prior year reserves, compared to $108.4 million of favorable development on prior years reserves in the first nine months of 2010. The favorable development in the first nine months of 2011 was primarily related to decreases in estimated ultimate losses on certain specific events, including $13.5 million related to tropical cyclone Tasha and $8.5 million related to the 2005 hurricanes and better than expected claims emergence associated with a number of other catastrophes, partially offset by an increase in estimated ultimate losses on the September 2010 New Zealand earthquake of $15.8 million. The favorable development in the first nine months of 2010 was due to reductions of $33.6 million to the estimated ultimate losses of mature, large, mainly international catastrophe events as a result of a review conducted during the second quarter of 2010, combined with reductions in net ultimate losses associated with the 2005 hurricanes of $19.8 million, the 2008 hurricanes of $5.1 million, European windstorm Klaus of $5.7 million and the 2004 hurricanes of $5.6 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes. The decrease in the underwriting expense ratio to 20.4% in the first nine months of 2011, from 22.8% in the first nine months of 2010, was principally driven by an increase in net premiums earned as a result of the reinstatement premiums written and earned, which do not incur additional acquisition expenses.

Specialty

Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Specialty gross premiums written
Renaissance	$123,075	$101,201	$21,874
DaVinci	1,681	2,538	(857)

Total specialty gross premiums written	$124,756	$103,739	$21,017

Net premiums written	$119,257	$100,078	$19,179

Net premiums earned	98,924	83,411	15,513
Net claims and claim expenses incurred	27,075	(39,557)	66,632
Acquisition expenses	15,529	10,048	5,481
Operational expenses	22,262	18,214	4,048

Underwriting income	$34,058	$94,706	$(60,648)

Net claims and claim expenses incurred - current accident year	$99,488	$72,303	$27,185
Net claims and claim expenses incurred - prior accident years	(72,413)	(111,860)	39,447

Net claims and claim expenses incurred - total	$27,075	$(39,557)	$66,632

Net claims and claim expense ratio - current accident year	100.6%	86.7%	13.9%
Net claims and claim expense ratio - prior accident years	(73.2%)	(134.1%)	60.9%

Net claims and claim expense ratio - calendar year	27.4%	(47.4%)	74.8%
Underwriting expense ratio	38.2%	33.9%	4.3%

Combined ratio	65.6%	(13.5%)	79.1%

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2011, our specialty reinsurance gross premiums written increased $21.0 million, or 20.3%, to $124.8 million, compared to $103.7 million in the first nine months of 2010, primarily due to the inception of a number of new contracts during the second quarter of 2011 which met our risk-adjusted return thresholds. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.

Specialty Reinsurance Underwriting Results – Our specialty unit generated $34.1 million of underwriting income in the first nine months of 2011, compared to $94.7 million in the first nine months of 2010, a decrease of $60.6 million, principally due to an increase in net claims and claim expenses. The $66.6 million increase in net claims and claim expenses is driven by a $27.2 million increase in current accident year losses primarily due to estimated losses associated with several large events including the Tohoku earthquake of $20.0 million, the February 2011 New Zealand earthquake of $12.5 million, an Alberta, Canada forest fire event of $6.5 million and the Australian flooding of $6.0 million, combined with a $39.4 million decrease in favorable development on prior accident years. The favorable development on prior accident years in the first nine months of 2011 was principally the result of $45.6 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions. In the first nine months of 2011, our specialty unit generated a net claims and claim expense ratio of 27.4%, an underwriting expense ratio of 38.2% and a combined ratio of 65.6%, compared to negative 47.4%, 33.9% and negative 13.5%, respectively, in the first nine months of 2010. The 4.3 percentage point increase in the underwriting expense ratio was principally driven by an increase in operational expenses due to higher allocated operating expenses and a relative increase in contracts with higher acquisition expense ratios during the first nine months of 2011.

Lloyd’s Segment

Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Lloyd’s gross premiums written
Specialty	$61,071	$23,081	$37,990
Catastrophe	26,802	14,415	12,387
Insurance	—	20,131	(20,131)

Total Lloyd’s gross premiums written (1)	$87,873	$57,627	$30,246

Net premiums written	$76,946	$52,122	$24,824

Net premiums earned	53,704	37,580	16,124
Net claims and claim expenses incurred	53,283	18,026	35,257
Acquisition expenses	9,779	7,682	2,097
Operational expenses	27,167	17,333	9,834

Underwriting loss	$(36,525)	$(5,461)	$(31,064)

Net claims and claim expenses incurred - current accident year	$53,027	$18,202	$34,825
Net claims and claim expenses incurred - prior accident years	256	(176)	432

Net claims and claim expenses incurred - total	$53,283	$18,026	$35,257

Net claims and claim expense ratio - current accident year	98.7%	48.4%	50.3%
Net claims and claim expense ratio - prior accident years	0.5%	(0.4%)	0.9%

Net claims and claim expense ratio - calendar year	99.2%	48.0%	51.2%
Underwriting expense ratio	68.8%	66.5%	2.3%

Combined ratio	168.0%	114.5%	53.5%

(1)    Includes gross premiums written of $0.1 million and $Nil assumed from the Insurance segment and Reinsurance segment, respectively, for the nine months ended September 30, 2011 (2010 - $20.1 million and $0.2 million, respectively).

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased by $30.2 million, or 52.5% to $87.9 million in the first nine months of 2011, compared to $57.6 million in the first nine months of 2010. Excluding the impact of an intercompany quota share agreement in the second quarter of 2010, gross premiums written in the Lloyd’s segment increased $51.9 million, or 144.2%, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business, most notably its specialty lines of business.

Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $36.5 million and a combined ratio of 168.0% in the first nine months of 2011, compared to an underwriting loss of $5.5 million and a combined ratio of 114.5% in the first nine months of 2010. Net claims and claim expenses for the first nine months of 2011 are comprised primarily of $12.3 related to the Tohoku earthquake, $6.0 million related to the February 2011 New Zealand earthquake, $3.0 million related to the large U.S. tornadoes in the second quarter of 2011 and $2.5 million related to hurricane Irene, with the remainder due primarily to incurred but not reported loss activity in the specialty lines of business. Operational expenses increased $9.8 million, to $27.2 million in the first nine months of 2011, compared to the first nine months of 2010, and principally include compensation and related operating expenses. The increase in the underwriting expense ratio to 68.8% in the first nine months of 2011, from 66.5% in the first nine months of 2010, was primarily driven by the increase in operational expenses, noted above.

Insurance Segment

Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars, except ratios)

Gross premiums written	$313	$1,276	$(963)

Net premiums written	$467	$(27,289)	$27,756

Net premiums earned	$1,272	$(8,750)	$10,022
Net claims and claim expenses incurred	7,157	(2,648)	9,805
Acquisition expenses	309	5,412	(5,103)
Operational expenses	1,405	9,304	(7,899)

Underwriting loss	$(7,599)	$(20,818)	$13,219

Net claims and claim expenses incurred - current accident year	$(86)	$6,302	$(6,388)
Net claims and claim expenses incurred - prior years	7,243	(8,950)	16,193

Net claims and claim expenses incurred - total	$7,157	$(2,648)	$9,805

Net claims and claim expense ratio - current accident year	(6.8%)	(72.0%)	65.2%
Net claims and claim expense ratio - prior accident years	569.5%	102.3%	467.2%

Net claims and claim expense ratio - calendar year	562.7%	30.3%	532.4%
Underwriting expense ratio	134.7%	(168.2%)	302.9%

Combined ratio	697.4%	(137.9%)	835.3%

Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities for our Insurance segment. The adverse development on prior accident years of $7.2 million in the first nine months of 2011 was principally due to the receipt of two large contractors liability claims during the third quarter of 2011. As a result of these large claims received in the third quarter of 2011, our contractors liability book of business will be subject to a comprehensive actuarial review during the fourth quarter of 2011. The total gross reserve for claims and claim expenses for the contractors liability book of business at September 30, 2011 is $48.9 million.

Net Investment Income

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars)

Fixed maturity investments	$63,774	$92,108	$(28,334)
Short term investments	1,309	1,803	(494)
Equity investments trading	297	—	297
Other investments
Hedge fund and private equity investments	6,035	33,215	(27,180)
Other	2,000	32,013	(30,013)
Cash and cash equivalents	152	157	(5)

	73,567	159,296	(85,729)
Investment expenses	(7,898)	(7,844)	(54)

Net investment income	$65,669	$151,452	$(85,783)

Net investment income was $65.7 million in the first nine months of 2011, compared to $151.5 million in the first nine months of 2010. The $85.8 million decrease in net investment income was principally driven by a $27.2 million decrease in the returns from our hedge fund and private equity investments due to poor performance in the first nine months of 2011, to a $30.0 million decrease in the returns on certain non-investment grade investments included in other investments, and a $28.3 million decrease in net investment income related to fixed maturity investments, which included $26.6 million negative impact from derivatives, and was driven by a widening in credit spreads during the first nine months of 2011. Historically low interest rates as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized losses of $9.2 million in the first nine months of 2011, compared to $21.0 million of net unrealized gains in the first nine months of 2010.

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

Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars)

Gross realized gains	$64,046	$108,560	$(44,514)
Gross realized losses	(22,872)	(11,880)	(10,992)

Net realized gains on fixed maturity investments	$41,174	$96,680	$(55,506)

Net unrealized gains on fixed maturity investments trading	7,963	113,913	(105,950)
Net unrealized losses on equity investments trading	(2,389)	—	(2,389)

Net realized and unrealized gains on investments	$46,748	$210,593	$(163,845)

Total other-than-temporary impairments	(498)	(831)	333
Portion recognized in other comprehensive income, before taxes	49	2	47

Net other-than-temporary impairments	$(449)	$(829)	$380

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

Net realized and unrealized gains on investments were $46.7 million in the first nine months of 2011, compared to $210.6 million in the first nine months of 2010, a decrease of $163.8 million. The unrealized gains on our fixed maturity investments trading of $8.0 million during the first nine months of 2011 decreased $106.0 million, compared to $113.9 million in the first nine months of 2010, primarily as a result of a significant increase in credit spreads during the third quarter of 2011. In addition, we recognized an unrealized loss of $2.4 million on our investments in certain publicly traded equity positions during the first nine months of 2011.

Equity in Losses of Other Ventures

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars)

Tower Hill Companies	$3,271	$1,181	$2,090
Top Layer Re	(14,854)	(2,666)	(12,188)
Other	(2,248)	61	(2,309)

Total equity in losses of other ventures	$(13,831)	$(1,424)	$(12,407)

Equity in losses of other ventures primarily represents our pro-rata share of the net (loss) income from our investments in the Top Layer Re and the Tower Hill Companies. Equity in losses of other ventures was $13.8 million in the first nine months of 2011, compared to a loss of $1.4 million in the first nine months of 2010. The $12.4 million increase in equity in losses of other ventures was primarily due to our equity in losses of Top Layer Re of $14.9 million during the first nine months of 2011, primarily as a result of Top Layer Re experiencing net claims and claim expenses related to the February 2011 New Zealand earthquake. During the third quarter of 2011, we sold our entire ownership interest in NBIC Holdings, Inc. (“NBIC”), a holding company for a specialty underwriter of homeowners’ insurance products and services, for $12.0 million. Included in Other in the table above, is equity in losses of NBIC of $2.8 million.

The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other Income

Nine months ended September 30,	2011	2010	Change
(in thousands of U.S. dollars)

Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$39,795	$(3,234)	$43,029
Gain on sale of NBIC	4,836	—	4,836
Mark-to-market on Platinum warrant	2,975	8,987	(6,012)
Weather and energy risk management operations	(3,716)	(7,057)	3,341
Gain on sale of ChannelRe	—	15,835	(15,835)
Other items	(927)	557	(1,484)

Total other income	$42,963	$15,088	$27,875

In the first nine months of 2011, we generated $43.0 million of other income, compared to $15.1 million in the first nine months of 2010. The $27.9 million improvement is primarily due to assumed and ceded reinsurance contracts accounted for at fair value generating income of $39.8 million in the first nine months of 2011, compared to a loss of $3.2 million in the first nine months of 2010, principally as a result of net recoverables from the Tohoku earthquake, a gain on sale of NBIC of $4.8 million, as noted above, and reduced losses from our weather and energy risk management operations of $3.3 million due to overall more favorable trading conditions experienced during the first nine months of 2011, compared to the first nine months of 2010, and partially offset by two nonrecurring items, the absence of a mark-to-market adjustment on the Platinum warrant due to its sale during the first quarter of 2011, compared to a mark-to-market gain of $9.0 million on the Platinum warrants in the first nine months of 2010, and a gain of $15.8 million in the third quarter of 2010 on the sale of our entire ownership in ChannelRe.

Certain contracts we enter into and our weather and energy risk operations are based in part on proprietary weather forecasts provided to us by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods. We continue to allocate an increasing amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. We also continually seek new markets and relationships for our weather and energy risk products, including by leveraging strategic affiliations and ceding risk where appropriate. Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.

Other Items

Corporate Expenses

Corporate expenses were $9.7 million in the first nine months of 2011, compared to $15.4 million in the first nine months of 2010, with the decrease primarily due to a corporate insurance recovery recorded in the first quarter of 2011 combined with a decrease in legal and consulting expenses.

Interest Expense

Interest expense increased $2.1 million to $17.6 million in the first nine months of 2011, compared to $15.5 million in the first nine months of 2010, primarily due to interest expense on the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010.

Income Tax Benefit

Income tax benefit decreased $3.1 million to a benefit of $3.3 million in the first nine months of 2011, compared to $6.3 million in the first nine months of 2010, due primarily to a decrease in pretax losses from our U.S.-based operations.

Net Loss (Income) Attributable to Noncontrolling Interests

The net loss attributable to the noncontrolling interests of $58.5 million in the first nine months of 2011 deteriorated from net income attributable to noncontrolling interests of $100.0 million in the first nine months of 2010, primarily due to net losses of DaVinciRe. DaVinciRe incurred an underwriting loss in the first nine months of 2011, compared to underwriting income in the first nine months of 2010, principally due to the Large 2011 Events.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Loss from discontinued operations of $12.6 million in the first nine months of 2011 is primarily due to the recognition of a $10.0 million expense related to a contractually agreed obligation to pay, or otherwise reimburse, QBE for amounts potentially up to $10.0 million in respect of net adverse development on prior accident years net claims and claims expenses for reserves that were sold to QBE in conjunction with the sale. The $10.0 million represents the maximum amount payable under the reserve collar. We will continue to evaluate any favorable or adverse developments related to the reserve collar quarterly pursuant to the terms of the Stock Purchase Agreement with QBE. Income from discontinued operations in the first nine months of 2010 of $51.6 million is primarily driven by favorable development on prior accident years in the crop insurance line of business in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.

The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company maintain certain measures of solvency and liquidity. At September 30, 2011, the statutory capital and surplus of our Bermuda insurance and reinsurance subsidiaries was $2.6 billion, and the amount of capital and surplus required to be maintained under Bermuda law, the Minimum Solvency Margin, was $543.1 million. During the first nine months of 2011, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received, of $6.5 million and $547.3 million, respectively, compared with $176.4 million and $Nil, respectively, during the first nine months of 2010. During the first nine months of 2011, our holding company contributed capital to Renaissance Reinsurance, net of dividends received, of $108.8 million, compared with Renaissance Reinsurance returning capital to our holding company, which included dividends declared and returned capital, net of capital contributions received, of $391.0 million during the first nine months of 2010.

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

RenaissanceRe CCL and Syndicate 1458 are subject to oversight from the Council of Lloyd’s. Syndicate 1458 is also subject to regulation by the Financial Services Authority (the “FSA”) under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At September 30, 2011, the Company maintained $93.5 million and £19.0 million as a Funds at Lloyd’s facility. In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at September 30, 2011.

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

Cash Flows and Liquidity

Nine months ended September 30,	2011	2010
(in thousands of U.S. dollars)

Net cash provided by operating activities	$194,486	$496,441
Net cash provided by (used in) investing activities	262,104	(37,217)
Net cash used in financing activities	(500,498)	(367,765)

Effect of exchange rate changes on foreign currency cash	1,228	(400)

Net (decrease) increase in cash and cash equivalents	(42,680)	91,059
Net increase in cash and cash equivalents of discontinued operations	—	(46,051)
Cash and cash equivalents, beginning of period	277,738	203,112

Cash and cash equivalents, end of period	$235,058	$248,120

During the first nine months of 2011, our cash and cash equivalents decreased $42.7 million, to $235.1 million at September 30, 2011, compared to $277.7 million at December 31, 2010.

Cash flows provided by operating activities. Cash flows provided by operating activities during the first nine months of 2011 were $194.5 million, compared to $496.4 million in the first nine months of 2010. Cash flows provided by operating activities during the first nine months of 2011 were primarily the result of certain adjustments to reconcile our net loss of $206.3 million to net cash provided by operating activities, including: an increase in our reserve for claims and claim expenses of $968.2 million driven by the significant catastrophes in the first nine months of 2011; an increase in unearned premiums of $337.4 million due to growth in our gross premiums written; and partially offset by an increase in premiums receivable and reinsurance recoverable of $373.1 million and $332.8 million, respectively; an increase in deferred acquisition costs of $35.6 million; and net realized and unrealized gains on fixed maturity investments of $46.7 million. As discussed under “Summary of Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010”, we incurred significant underwriting losses and lower investment results, which contributed to the decrease in cash flows provided by operating activities.

Cash flows provided by investing activities. During the first nine months of 2011, our cash flows provided by investing activities were $262.1million, which principally reflected $269.5 million in net proceeds from the sale of substantially all of our U.S.-based insurance operations to QBE and $47.9 million related to the sale of our Platinum warrant during the first quarter of 2011. In addition, during the first nine months of 2011, in response to the large catastrophes of the first nine months and the desire to have appropriate capital resources available to pay valid claims quickly, we had net sales and maturities of fixed maturity investments of $511.2 million, and net purchase of short term investments of $535.1 million.

Cash flows used in financing activities. Our cash flows used in financing activities in the first nine months of 2011 were $500.5 million, principally comprised of the repurchase of $174.8 million of our common shares, the payment of $40.1 million and $26.3 million in dividends to our common and preferred shareholders, respectively, the repurchase of $129.4 million of DaVinciRe shares and the repayment of the outstanding principal of the DaVinciRe revolving credit facility of $200.0 million, as discussed below in the “Capital Resources” section. Partially offsetting the above cash flows used in financing activities was a $70.0 million cash inflow attributable to redeemable noncontrolling interest related to the DaVinciRe equity capital raise executed during the second quarter of 2011.

During the first nine months of 2010, our cash and cash equivalents increased $91.1 million, to $248.1 million at September 30, 2010, compared to $203.1 million at December 31, 2009, which excludes an increase of $46.1 million in cash and cash equivalents related to discontinued operations held for sale. The following discussion of our cash flows includes the results of operations and financial position of our discontinued operations held for sale related to the sale of substantially all of substantially all of our U.S.-based insurance operations.

Cash flows provided by operating activities. Cash flows provided by operating activities in the first nine months of 2010 were $496.4 million, which principally consisted of our net income of $711.8 million and an increase in our unearned premiums of $244.0 million, and partially offset by an increase in premiums receivable of $173.7 million, an increase in prepaid reinsurance premiums of $86.4 million and an adjustment for net realized and unrealized gains on fixed maturity investments of $217.7 million. As discussed under “Summary of Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010”, we generated positive underwriting income and improved investment results in the first nine months of 2010, which contributed to cash flows provided by operating activities. In addition, the increase in our claims and claim expenses and reinsurance recoverable of $4.3 million and $6.7 million, respectively, in the first nine months of 2010, was primarily as a result of $254.7 million of paid claims and claim expenses during the first nine months of 2010, and partially offset by $252.4 million of incurred claims and claim expenses, primarily as a result of the Chilean earthquake, Xynthia and the New Zealand earthquake. Cash flows provided by operating activities in the first nine months of 2010 were primarily used to support our investing and financing activities, as discussed below.

Cash flows used in investing activities. During the first nine months of 2010, our cash flows used in investing activities were $37.2 million, which principally reflects the investment of a portion of our operating cash flows in our fixed maturity portfolio. In the first nine months of 2010, we purchased $8.9 billion of fixed maturity investments trading as a result of our decision during the fourth quarter of 2009 to designate, upon acquisition, certain fixed maturity investments as trading, rather than as available for sale. Proceeds from sales and maturities of fixed maturity investments were $9.1 billion. In addition, cash flows provided by investing activities include $15.8 million related to the sale of our entire ownership interest in ChannelRe in July 2010.

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

A large portion of the coverages we provide can produce losses of high severity and low frequency; therefore it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the large catastrophes in the first nine months of 2011 and the Chilean and New Zealand earthquakes in 2010, meaningful continuing uncertainty remains regarding losses from these events. In addition, meaningful continuing uncertainty remains regarding losses from other certain large, mature events, such as hurricanes Gustav and Ike during 2008, and the large storms of 2005, especially Katrina. Our actual ultimate net losses from these events will likely vary from preliminary estimates, perhaps materially. As a result of the foregoing, our cash flows from operations would be impacted accordingly.

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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

September 30, 2011	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands of U.S. dollars)

Catastrophe	$497,889	$524,700	$539,723	$1,562,312
Specialty	113,022	52,285	333,947	499,254

Total Reinsurance	610,911	576,985	873,670	2,061,566
Lloyd’s	18,114	10,558	43,676	72,348
Insurance	39,058	5,020	48,013	92,091

Total	$668,083	$592,563	$965,359	$2,226,005

December 31, 2010
(in thousands of U.S. dollars)

Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290

Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd’s	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142

Total	$316,793	$351,589	$589,461	$1,257,843

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate of its ultimate liability at a point in time, and because there are numerous factors which affect reserves and claims payments but cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the nine months ended September 30, 2011 and 2010, changes to prior year estimated claims reserves (decreased) increased our net (loss) income by $(97.4) million and $229.4 million, respectively, excluding the consideration of changes in reinstatement premiums, profit commissions, redeemable noncontrolling interest – DaVinciRe, equity in the net claims and claim expenses of Top Layer Re, other income in respect of ceded reinsurance contracts accounted for at fair value and income tax.

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

Our estimates of losses from the large events of 2011, 2010 and 2008 are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for the 2011 and 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, September 2010 New Zealand, February 2011 New Zealand and Tohoku earthquakes); and in the case of Australian flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. In addition, loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. In addition, a significant portion of the net claims and claim expenses associated with the New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially with regard to the Tohoku earthquake, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these events, and the continuing uncertainty relating to the large storms of 2005, especially hurricane Katrina, and those of 2008, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.

Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.

Net Claims and Claim Expenses - Prior Accident Years

We use statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a claim to us and the settlement of our liability may be many years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserve for claims and claim expenses, and at other times requiring a reallocation of IBNR reserves to specific case reserves or additional case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in the results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to our reserve for claims and claim expenses can impact current year net income (loss) by increasing (decreasing) net income (loss) if the estimates of prior year claims and claim expense reserves prove to be overstated or by decreasing (increasing) net income (loss) if the estimates of prior year claims and claim expense reserves prove to be insufficient.

Our estimates of claims and claim expenses are also based in part upon the estimation of claims resulting from natural and man-made disasters such as hurricanes, earthquakes, tsunamis, winter storms, terrorist attacks and other catastrophic events. Estimation of the claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, we have recently increased our specialty reinsurance business but do not have the benefit of a significant amount of our own historical experience in certain of these lines. Therefore, we use both proprietary and commercially available models, as well as historical (re)insurance industry claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2011	2010
(in thousand of U.S. dollars)

Net reserves as of January 1	$1,156,132	$1,260,334

Net incurred related to:
Current year	955,059	385,907
Prior years	(97,431)	(229,434)

Total net incurred	857,628	156,473

Net paid related to:
Current year	108,302	40,199
Prior years	114,006	115,832

Total net paid	222,308	156,031

Total net reserves as of September 30	1,791,452	1,260,776
Reinsurance recoverable as of September 30	434,553	103,449

Total gross reserves as of September 30	$2,226,005	$1,364,225

The following table details the prior year development by segment of our liability for unpaid claims and claim expenses for the nine months ended September 20, 2011 and 2010:

Nine months ended September 30,	2011	2010
(in thousand of U.S. dollars)

Reinsurance	$(104,930)	$(220,308)
Lloyd’s	256	(176)
Insurance	7,243	(8,950)

Total	$(97,431)	$(229,434)

For the nine months ended September 30, 2011, the prior year favorable development of $97.4 million included favorable development of $104.9 million attributable to the Reinsurance segment, and adverse development of $0.3 million and $7.2 million attributable to the Lloyd’s and Insurance segments, respectively. Within our Reinsurance segment, our catastrophe and specialty units experienced $32.5 million and $72.4 million, respectively, of favorable development on prior years claims and claim expense reserves.

For the nine months ended September 30, 2010, the prior year favorable development of $229.4 million included favorable development of $220.3 million, $0.2 million and $9.0 attributable to our Reinsurance, Lloyd’s and Insurance segments, respectively. Within our Reinsurance segment, our catastrophe and specialty units experienced $108.4 million and $111.9 million, respectively, of favorable development on prior years claims and claim expense reserves, respectively.

Reinsurance Segment

We review substantially all of our catastrophe reinsurance claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist us in developing our best estimate. This process is judgmental in that it involves reviewing changes in paid and reported claims each period and adjusting our estimates of the ultimate expected claims for each event where there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. It should be noted that the level of our claims associated with certain catastrophes can be very large. For example, within the Reinsurance segment, initial estimated ultimate claims associated with 2005 hurricanes, Katrina, Rita and Wilma, were over $1.5 billion, and the initial estimated ultimate claims associated with the 2008 hurricanes, Gustav and Ike, were over $540.0 million. As a result, small percentage changes in the estimated ultimate claims of large catastrophic events can significantly impact our reserves for claims and claim expenses in subsequent periods.

When initially developing the reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and reported claims development methods. We elected to use the Bornhuetter-Ferguson actuarial method because this method is designed for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively impacted by one particular year or quarter of actual paid and/or reported claims data. This method uses initial expected claims ratio expectations to the extent that claims are not paid or reported, and it assumes that past experience is not fully representative of the future. As our reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims, is reflected in the respective reporting period as a change in estimate. We reevaluate our actuarial reserving techniques on a periodic basis.

We review substantially all of our specialty reinsurance claims and claim expense reserves quarterly. Typically, the quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing our overall experience by underwriting year and in the aggregate. We monitor the expected ultimate claims and claim expense ratios and expected claims reporting assumptions on a quarterly basis and compare them to our actual experience. These actuarial assumptions are generally reviewed annually, based on input from our actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage we provide, changes in industry standards, as well as our actual experience, to the extent we have enough data to rely on our own experience. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified.

The following table details the development of our liability for unpaid claims and claim expenses for the Reinsurance segment for the nine months ended September 30, 2011 split between the catastrophe reinsurance unit and the specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Nine months ended September 30, 2011	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
(in thousand of U.S. dollars)

Catastrophe claims and claim expenses
Large catastrophe events
Tropical Cyclone Tasha (2010)	$13,536	$3,000	$16,536
Hurricanes Katrina, Rita and Wilma (2005)	8,461	6,215	14,676
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	4,085	—	4,085
United Kingdom Floods (2007)	3,635	—	3,635
Windstorm Kyrill (2007)	2,494	—	2,494
Chilean Earthquake (2010)	—	3,750	3,750
New Zealand Earthquake (2010)	(15,888)	—	(15,888)

Total large catastrophe events	16,323	12,965	29,288

Small catastrophe events
U.S. PCS 21 Wildland Fire (2007)	3,204	—	3,204
U.S. PCS 96 Wind and Thunderstorm (2010)	2,211	—	2,211
Other	10,779	—	10,779

Total small catastrophe events	16,194	—	16,194

Total catastrophe claims and claim expenses	$32,517	$12,965	$45,482

Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$32,648	$32,648
Actuarial assumption changes	—	26,800	26,800

Total attritional claims and claim expenses	$—	$59,448	$59,448

Total favorable development of prior accident years claims and claim expenses	$32,517	$72,413	$104,930

Catastrophe Reinsurance Unit

The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit in the first nine months of 2011 of $32.5 million was primarily due to reductions to the estimated ultimate claims and claims expenses related to hurricanes Katrina, Rita and Wilma (2005), hurricanes Charley, Francis, Ivan and Jeanne (2004), flooding in the United Kingdom (2007) and windstorm Kyrill (2007) of $8.5 million, $4.1 million, $3.6 million and $2.5 million, respectively, driven by reported claims principally having been paid and the amount of additional reported claims slowing considerably and therefore the ultimate claims and claims expenses were reduced. In addition, estimated ultimate claims related to tropical storm Tasha (2010) were reduced $13.5 million in the first nine months of 2011 primarily as a result of actual claims reported coming in lower than expected when setting the initial estimated ultimate claims and claim expenses. Partially offsetting the favorable development of prior accident years claims and claim expenses noted above was adverse development of $15.9 million related to the September 2010 New Zealand earthquake driven by an increase in reported losses from several clients. The remainder of the favorable development of prior accident years claims and claim expenses was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.

Specialty Reinsurance Unit

The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the first nine months of 2011 of $72.4 million includes $26.8 million associated with actuarial assumption changes, principally in our casualty clash and surety lines of business, $32.6 million related to the application of the

Bornhuetter-Ferguson actuarial method principally as a result of actual experience coming in better than expected and $13.0 million due to reductions in case reserves and additional case reserves for certain large catastrophe events.

The following table details the development of our liability for unpaid claims and claim expenses for the Reinsurance segment for the nine months ended September 30, 2010 split between the catastrophe reinsurance unit and the specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Nine months ended September 30, 2010	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
(in thousand of U.S. dollars)

Catastrophe claims and claim expenses
Large catastrophe events
Mature, large catastrophe events
World Trade Center (2001)	$9,815	$—	$9,815
European Windstorm Erwin (2005)	8,065	—	8,065
Hurricanes Martin and Floyd (1999)	4,822	—	4,822
European Floods (2002)	4,361	—	4,361
U.S. PCS 88 Wind and Thunderstorm (2003)	2,873	—	2,873
Hurricane Isabel (2003)	1,995	—	1,995
U.S. PCS 97 Wildland Fire (2003)	1,227	—	1,227
Northridge Earthquake (1994)	1,094	—	1,094
Windstorm Anatol (1999)	971	—	971

Total mature, large catastrophe events	35,223	—	35,223

Hurricanes Katrina, Rita and Wilma (2005)	19,756	5,350	25,106
European Windstorm Klaus (2009)	5,659	—	5,659
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	5,612	—	5,612
Hurricanes Gustav and Ike (2008)	5,087	—	5,087
Buncefield Oil Depot (2005)	2,171	—	2,171

Total large catastrophe events	73,508	5,350	78,858

Small catastrophe events
U.S. PCS 78 Wind and Thunderstorm (2009)	3,074	—	3,074
U.S. PCS 66 Wind and Thunderstorm (2009)	3,057	—	3,057
U.S. Winter Storm (2009)	3,000	—	3,000
Hurricane Bill (2009)	2,500	—	2,500
Austrian Floods (2009)	2,356	—	2,356
U.S. PCS 82 Wind and Thunderstorm (2009)	2,299	—	2,299
Other	18,654	—	18,654

Total small catastrophe events	34,940	—	34,940

Total catastrophe claims and claim expenses	$108,448	$5,350	$113,798

Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$54,560	$54,560
Actuarial assumption changes	—	31,400	31,400
Reductions in event specific claims	—	20,550	20,550

Total attritional claims and claim expenses	$—	$106,510	$106,510

Total favorable development of prior accident years claims and claim expenses	$108,448	$111,860	$220,308

Catastrophe Reinsurance Unit

The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit in the first nine months of 2010 of $108.4 million was primarily the result of:

•

reductions of $35.2 million to the estimated ultimate claims of mature, large catastrophe events, including the World Trade Center (2001), European windstorm Erwin (2005), hurricanes Martin and Floyd (1999), and the European Floods (2002), among other events, for which the reported claims are principally paid and the amount of additional reported claims had slowed considerably and therefore the ultimate claims and claim expenses were reduced;

•

reductions of the ultimate claims associated with hurricanes Katrina, Rita and Wilma (2005) and hurricanes Charley, Frances, Ivan and Jeanne (2004) of $19.8 million and $5.6 million, respectively, as reported claims came in better than expected in the first nine months of 2010. We adopted a new actuarial technique in 2009 to reserve for these hurricanes and the level of reported claims in 2010 was less than the actuarial technique would have indicated, resulting in formulaic decreases to the ultimate claims for these large hurricanes;

•

reductions to the ultimate claims associated with European windstorm Klaus (2009) and hurricanes Gustav and Ike (2008), of $5.7 million and $5.1 million, respectively, due to better than expected reported claims activity; and

•

the Buncefield Oil Depot (2005) claim was reduced by $2.2 million principally due to the underlying insured subrogating its liability and subsequently reimbursing us for claims we had previously paid to the insured.

The remainder of the favorable development of prior accident years claims and claim expenses in the first nine months of 2010 was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.

In 2009, we reviewed our processes and methodology for estimating the ultimate expected cost to settle all claims arising from certain mature, large U.S. hurricanes. During this process, we evaluated several actuarial methodologies including using paid claim development factors, reported claim development factors and ratios of IBNR to case reserves. In this review, among other things, we looked at our historical claims experience on these mature large U.S. hurricanes, the amount of case reserves associated with these mature, large U.S. hurricanes and available industry claims information on the same or similar events. We determined that the use of the reported claim development factor methodology for these mature, large U.S. hurricanes would provide us with the best estimate of ultimate claims in respect of these events. Currently, we believe this approach is only applicable for the 2004 and 2005 large hurricanes as we believe that (i) these events have a large enough number of reported claims to be statistically sound, (ii) these events have available industry reported claims information to supplement our own historical reported claim information, and (iii) a sufficient amount of time has passed from the date of claim that the use of an actuarial method could assist in estimating the ultimate costs. We implemented this actuarial methodology in 2009 with respect to our 2004 and 2005 hurricane claims. In implementing this actuarial technique, we adjusted our ultimate claims at December 31, 2009 on the 2004 hurricanes from 96.6% reported to 98.1% reported and from 93.6% reported to 95.8% reported for the 2005 hurricanes. The impact of these changes within our catastrophe reinsurance unit was a decrease in ultimate claims on the 2004 hurricanes by $12.3 million and by $28.1 million for our 2005 hurricane claims, prior to the impact of changes in our reinsurance recoveries. At December 31, 2010, we estimated our reported claims are 99.3% and 98.1% reported for the 2004 and 2005 hurricanes, respectively.

Specialty Reinsurance Unit

The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the first nine months of 2010 of $111.9 million includes $31.4 million associated with actuarial assumption changes, principally in our casualty clash and surety lines of business, and partially offset by an increase in reserves within our workers compensation per risk line of business, principally as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected; $20.6 million due to reductions in case reserves and additional case reserves, which are reserves established at the contract level for specific events; $5.4 million due to reductions in case reserves and additional case reserves for hurricanes Katrina, Rita and Wilma (2005); and the remainder of $54.6 million due to reported claims coming in better than expected in the first nine months of 2010 on prior accident years events, principally the 2005 through 2009 underwriting years, as a result of the application of our formulaic actuarial reserving methodology.

Lloyd’s Segment

We use the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within the Lloyd’s segment for our property and casualty (re)insurance contracts and quota share reinsurance business. The comments discussed above relating to the reserving techniques and processes for the specialty reinsurance unit within the Reinsurance segment also apply to the Lloyd’s segment. In addition, certain of the coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the catastrophe reinsurance unit discussed above.

The following table details the development of our liability for unpaid claims and claim expenses for the Lloyd’s segment for the nine months ended September 30, 2011 and 2011:

Nine months ended September 30,	2011	2010
(in thousand of U.S. dollars)

Lloyd’s	$256	$(176)

The Company commenced its Lloyd’s operations in mid-2009 and the reserve development in this segment since that time has not been significant.

Insurance Segment

We uses the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within the Insurance segment for our property and casualty insurance contracts and quota share reinsurance business. The comments discussed above relating to the reserving techniques and processes for our specialty reinsurance unit within the Reinsurance segment also apply to our Insurance segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to our catastrophe reinsurance unit discussed above.

The following table details the development of our liability for unpaid claims and claim expenses for the Insurance segment for the nine months ended September 30, 2011 and 2010:

Nine months ended September 30,	2011	2010
(in thousand of U.S. dollars)

Large catastrophe events	$(867)	$2,100
Attritional claims and claim expenses	8,110	(11,050)

Total	$7,243	$(8,950)

The adverse development of $7.2 million for the nine months ended September 30, 2011 on prior accident year claims and claim expenses within the Insurance segment was principally driven by an increase in the estimated ultimate losses on contractors liability contracts, partially offset by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves. As a result of these large claims received in the third quarter of 2011, our contractors liability book of business will be subject to a comprehensive actuarial review during the fourth quarter of 2011. The total gross reserve for claims and claim expenses for the contractors liability book of business at September 30, 2011 is $48.9 million.

The favorable development within the Insurance segment of $9.0 million for the nine months ended September 30, 2010 was principally driven by the application of our formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves. During the first nine months of 2011 and 2010, there were no significant changes made to the actuarial assumptions used as part of our formulaic actuarial reserving methodology noted above.

Capital Resources

Our total capital resources are as follows:

(in thousands of U.S. dollars)	September 30, 2011	December 31, 2010	Change

Common shareholders’ equity	$2,997,814	$3,386,325	$(388,511)
Preference shares	550,000	550,000	—

Total shareholders’ equity attributable to RenaissanceRe	3,547,814	3,936,325	(388,511)

5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,224	249,155	69
RenaissanceRe revolving credit facility - borrowed	—	—	—
RenaissanceRe revolving credit facility - unborrowed	150,000	150,000	—
DaVinciRe revolving credit facility - borrowed (1)	—	200,000	(200,000)
DaVinciRe revolving credit facility - unborrowed (1)	—	—	—
Renaissance Trading credit facility - borrowed	—	—	—
Renaissance Trading credit facility - unborrowed	10,000	10,000	—

Total capital resources	$4,057,038	$4,645,480	$(588,442)

(1)	The DaVinciRe revolving credit facility was repaid in full and terminated on April 1, 2011

In the first nine months of 2011, our capital resources decreased by $588.4 million, principally due to the decrease in shareholders’ equity as a result of our comprehensive loss attributable to RenaissanceRe of $156.5 million, $40.1 million of dividends on common shares, $174.8 million of common share repurchases during the first quarter of 2011, and the repayment on April 1, 2011 of outstanding principal of $200.0 million, and subsequent expiry, of the DaVinciRe revolving credit facility, as discussed in detail below.

Excluding shareholders’ equity as described above, capital resources at September 30, 2011 have not changed materially compared to December 31, 2010, except as noted below.

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

DaVinciRe Revolving Credit Facility

DaVinciRe was party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (as amended, the “DaVinciRe Credit Agreement”), which provided for a revolving credit facility in an aggregate amount of up to $200.0 million and was scheduled to mature on April 5, 2011. On April 1, 2011, DaVinciRe repaid in full the $200.0 million borrowed under the DaVinciRe Credit Agreement and terminated the lenders’ lending commitment thereunder. In connection with such repayment and termination, on March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three-month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40 to 1.00 and a net worth of no less than $500.0 million. At October 27, 2011, $200.0 million remained outstanding under the Loan Agreement.

Principal Letter of Credit Facility

Effective April 22, 2010, RenaissanceRe and its affiliates, Renaissance Reinsurance, Renaissance Reinsurance of Europe, Glencoe and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Third Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Lenders”), Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the Lenders, and certain other agents (the “Reimbursement Agreement”).

The Reimbursement Agreement serves as our principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. As of December 31, 2010, the Reimbursement Agreement provided commitments from the Lenders in an aggregate amount of $1.0 billion. Effective as of February 15, 2011, we reduced the commitments under the Reimbursement Agreement from $1.0 billion to $700.0 million. Effective March 7, 2011, we further reduced the commitments under the Reimbursement Agreement from $700.0 million to $600.0 million. The reduction was implemented in connection with a reassessment of the future collateral needs of the Account Parties, taking into account, among other things, their access to alternative sources of credit enhancement. Prior to the expiration date set forth above and after giving effect to the full $400.0 million reduction, the commitments of the Lenders under the Reimbursement Agreement may be increased from time to time up to an aggregate amount not to exceed $1.1 billion, subject to the satisfaction of certain conditions.

In connection with the Stock Purchase Agreement with QBE, effective January 18, 2011, the parties to the Reimbursement Agreement entered into an Amendment, Consent and Waiver to the Reimbursement Agreement, dated as of January 18, 2011, in order to, among other things, provide for a waiver by the Lenders of certain covenants as they related to the Stock Purchase Agreement and the transactions contemplated thereby.

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

Letters of Credit

At September 30, 2011, we had $421.1 million of letters of credit with effective dates on or before September 30, 2011 outstanding under the Reimbursement Agreement and total letters of credit outstanding under all facilities of $544.3 million.

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

Renaissance Trading Margin Facility and Guarantees

Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At September 30, 2011, $Nil was outstanding under the facility.

At September 30, 2011, RenaissanceRe had provided guarantees in the aggregate amount of $368.4 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

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

In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe have submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $8.9 million at September 30, 2011.

Investments

The table below shows the aggregate amounts of our invested assets:

(in thousands of U.S. dollars, except percentages)	September 30, 2011		December 31, 2010		Change

U.S. treasuries	$428,865	6.9%	$761,461	12.4%	$(332,596)
Agencies	127,063	2.0%	216,963	3.6%	(89,900)
Non-U.S. government (Sovereign debt)	402,288	6.4%	184,387	3.0%	217,901
FDIC guaranteed corporate	183,314	2.9%	388,468	6.4%	(205,154)
Non-U.S. government-backed corporate	594,897	9.6%	357,504	5.9%	237,393
Corporate	1,294,442	20.7%	1,512,411	24.7%	(217,969)
Agency mortgage-backed	363,814	5.8%	401,807	6.6%	(37,993)
Non-agency mortgage-backed	104,541	1.7%	34,149	0.6%	70,392
Commercial mortgage-backed	318,805	5.1%	219,440	3.6%	99,365
Asset-backed	19,609	0.3%	40,107	0.7%	(20,498)

Total fixed maturity investments, at fair value	3,837,638	61.4%	4,116,697	67.5%	(279,059)

Short term investments, at fair value	1,557,937	24.9%	1,110,364	18.2%	447,573
Equity investments trading, at fair value	45,607	0.7%	—	—	45,607
Other investments, at fair value	736,757	11.8%	787,548	12.9%	(50,791)

Total managed investments portfolio	6,177,939	98.8%	6,014,609	98.6%	163,330

Investments in other ventures, under equity method	78,071	1.2%	85,603	1.4%	(7,532)

Total investments	$6,256,010	100.0%	$6,100,212	100.0%	$155,798

Our total investments at September 30, 2011 increased $155.8 million from December 31, 2010, primarily as a result of the net proceeds from sale of our discontinued operations held for sale of $269.5 million and our cash flows provided by operating activities of $194.5 million in the first nine months of 2011, partially offset by $174.8 million of common share repurchases, $40.1 million and $26.3 million of common share and preferred share dividends, respectively, and $200.0 million to repay the DaVinciRe revolving credit facility, as described in the “Capital Resources” section above. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as such, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities, FDIC guaranteed corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to equity investments trading and other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other investments. At September 30, 2011, our invested asset portfolio of fixed maturities and short term investments had a dollar weighted average rating of AA (December 31, 2010 – AA), an average duration of 2.5 years (December 31, 2010 – 3.2 years) and a weighted average effective yield of 2.0% (December 31, 2010 – 2.1%).

Other Investments

The table below shows our portfolio of other investments:

(in thousands of U.S. dollars)	September 30, 2011	December 31, 2010	Change

Private equity partnerships	$345,986	$347,556	$(1,570)
Senior secured bank loan funds	243,766	166,106	77,660
Catastrophe bonds	85,800	123,961	(38,161)
Non-U.S. fixed income funds	29,440	80,224	(50,784)
Hedge funds	26,810	41,005	(14,195)
Miscellaneous other investments	4,955	28,696	(23,741)

Total other investments	$736,757	$787,548	$(50,791)

We account for our other investments at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Financial Instruments. The fair value of certain of our fund investments, which principally include hedge funds, private equity funds, senior secured bank loan funds and non-U.S. fixed income funds, are recorded on our balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Certain of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. The typical reporting lag experienced by us to receive a final net asset value report is one month for hedge funds, senior secured bank loan funds and non-U.S. fixed income funds and three months for private equity funds, although, in the past, in respect of certain of our private equity funds, we have on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.

In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment (loss) income for the three and nine months ended September 30, 2011 is income of $2.0 million and a loss of $1.4 million, respectively (2010 – loss of $3.4 million and income of $5.3 million, respectively) representing the change in estimate during the period related to the difference between our estimated net investment (loss) income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.

Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment (loss) income and resulted in $8.0 million of net investment income for the first nine months of 2011, compared to $65.2 million in the first nine months of 2010. Of this amount, $9.1 million relates to net unrealized losses compared with $21.0 million of net unrealized gains for the first nine months of 2011 and 2010, respectively.

We have committed capital to private equity partnerships and other entities of $685.7 million, of which $518.0 million has been contributed at September 30, 2011. Our remaining commitments to these funds at September 30, 2011 totaled $167.4 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2011, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s 2010 Annual Report on Form 10-K. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of September 30, 2011, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Current Outlook

Impact of Recent Catastrophes and Other Developments

In the first nine months of 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including severe flooding in Australia, the series of earthquakes affecting New Zealand, tornadoes in the U.S., hurricane Irene and, most materially, the Tohoku earthquake. According to leading global intermediaries and other published reports, aggregate industry losses in 2011 already constitute the second most severe year for insured industry loss on record, exceeded only by 2005 which was impacted by hurricanes Katrina, Rita and Wilma. Overall, we believe these events have somewhat depleted the excess capital we estimated was held by private market insurers and reinsurers in 2010, and may lead, over time, to increased demand for the coverages and solutions in which we specialize. In addition, we currently estimate that demand may be favorably impacted by the release of Version 11.0 of the RMS Atlantic Hurricane Model for the U.S. (“RMS version 11”) and the continued low investment return environment. In addition, RMS has released a further updated model relating to European windstorms as part of the broader RMS version 11 changes, which can produce substantial increases in annual average loss estimates for many insurers in respect of this peril. We believe that over time adoption of this model is likely to affect demand for our products in Europe, although it is unclear at this time whether or not such impact will be favorable; moreover, at this time widespread utilization of RMS version 11 by market participants for policies due to be renewed effective January 1, 2012 remains uncertain. We cannot assure you that increased demand will indeed materialize or be sustained, or will lead directly to improvements in our book of business.

General Economic Conditions

Meaningful uncertainty remains regarding the strength, duration and comprehensiveness of any economic recovery in the U.S. and our other key markets. A range of financial data indicates that economic recovery in the U.S. and other of our key markets may have slowed or stalled, driven by factors including the financial and fiscal instability of several European jurisdictions and, increasingly, the Eurozone market as a whole, the uncertainty engendered by the recent downgrade by Standard & Poor’s of debt issued by the U.S. Treasury Department, the rising cost of oil and for energy more generally, the rising prices for various agricultural and other commodities, and other factors. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including dislocations in the financial markets which could give rise to increased economic uncertainty, or to further deterioration of economic conditions. Moreover, if economic growth were to re-emerge, such growth may be only at a comparably suppressed rate for a relatively extended period of time. If the current economic conditions persist at their current levels or decline, demand for the products sold by us or our customers or our overall ability to write business at risk-adequate rates could weaken. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of the economic downturn.

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

Market Conditions and Competition

While the January 2011 renewal season reflected continued softening and uncertainty in the predominant part of the markets in which we focus, albeit at a diminished pace compared to the softening trends experienced overall in January 2010, regions directly impacted by the catastrophe events of 2010 and 2011 have evidenced signs of stabilization and, for certain coverages or accounts, improvement. While market pricing and terms in general remain subject to a range of unpredictable factors, and while a wide range of considerations impact the terms and conditions of any single placement, we currently estimate that future periods may be characterized by a general increase in demand for certain of the products in which we specialize, driven by factors including these losses, the prevailing interest rate environment, and ongoing adoption of revised vendor catastrophe models. As noted above, the first nine months of 2011 have been marked by significant global catastrophe losses. In addition, the release of RMS version 11 has also had an impact on the perceived capital positions and views of risk of a range of market participants. Following these developments, leading global intermediaries and other observers have reported, in general, that the June 1 and July 1, 2011 reinsurance renewal seasons for catastrophe-exposed reinsurance coverage were characterized by price increases on a risk-adjusted basis as measured by Version 9.0 of the RMS Atlantic Hurricane Model for the U.S., the widely used prior RMS model. However, on a risk-adjusted basis using RMS version 11 or the current model release from AIR, a leading catastrophe model vendor, market wide pricing was reported by these sources to be down, or flat, in respect of mid-year 2011 renewals. According to U.S. state regulators, brokers and other parties, there is also growing evidence of rate increases on underlying U.S. primary property insurance business, as well as certain improvements in respect of terms and conditions, which over time may support increased demand for catastrophe reinsurance coverage. Notwithstanding these catastrophe market developments, leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a relatively soft pricing environment, with pockets of niche or specialty casualty renewals providing more attractive opportunities for stronger or well-positioned reinsurers.

As a result of these developments, we currently estimate that demand for our catastrophe coverages may increase over time in our key markets. However, it is not certain that any increase in demand will indeed occur, will be sustained over time, or will not be offset by adverse or unforeseen factors. It is also possible that we will encounter more significant competitive barriers than we have in the past and therefore render us unable to participate in improving markets, should they transpire, to the degree we may wish to pursue opportunities in such markets or to the same or a superior degree than our competitors. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims paying ability and other client service will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.

The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of catastrophic U.S. Atlantic and Gulf Coast region storms experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue in the future. At the same time, certain markets we target continue to be impacted by fundamental weakness experienced by primary insurers, due to the ongoing economic dislocation and, in many cases, inadequate primary insurance rate levels, including without limitation insurers operating on an admitted basis in Florida. These conditions, which occurred in a period characterized by relatively low insured catastrophic losses for these respective regions, have contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods.

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

In April 2010, the U.S. House Financial Services Committee approved H.R. 2555, titled “The Homeowners Defense Act,” by a vote of 39-26. Concurrently, the Financial Services Committee passed legislation which would expand the National Flood Insurance Program (the “NFIP”) to cover damage to or loss of real or related personal property located in the U.S. arising from any windstorm (any hurricane, tornado, cyclone, typhoon, or other wind event) (this legislation, together with H.R. 2555, is referred to below as the “House Bills”). H.R. 2555 would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. While neither of the House Bills has been passed in Congress, members of both the House and Senate continue to express support for this legislation and it remains possible this legislation or similar legislation will be considered by Congress.

In early 2011, California’s two Senators, Dianne Feinstein and Barbara Boxer, introduced the Earthquake Insurance Affordability Act of 2011 (S. 367), pursuant to which the federal government would provide limited federal backing to certain qualifying state-affiliated organizations that provide catastrophic residential earthquake insurance as a way to help them reduce the amount they spend each year in reinsurance premiums. In the third quarter of 2011, companion legislation was introduced in respect of S. 367 in the U.S. House of Representatives. According to published reports, the sole state organization currently eligible to participate is the California Earthquake Authority (the “CEA”). Should the legislation be enacted, the CEA has stated it would decrease significantly the relative and, perhaps, the absolute amount of private reinsurance purchased by the CEA in the future.

If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally. While none of this legislation has been enacted to date, and although we believe such legislation will continue to be vigorously opposed, if adopted these bills would likely diminish the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Throughout 2009 and into early 2010, Congress passed a series of short term extensions of the NFIP. In September 2010, Congress extended the program for a one year period; this extension is currently scheduled to expire November 18, 2011. In July 2011, the U.S. House passed, by a 406-22 vote, the Flood Insurance Reform Act of 2011, which would renew the NFIP through September 30, 2016, and effect substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) would be explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the United States, and to assess the capacity of the private reinsurance market to assume some of the program’s risk. FEMA would be required to submit a report on this assessment within six months of enactment. The House bill would also increase the annual limitation on program premium increases from 10 percent to 20 percent of the average of the risk premium rates for the properties concerned; would establish a four-year phase-in, after the first year, in annual 20 percent increments, of full actuarial rates for a newly mapped risk premium rate area; and would instruct FEMA to establish new flood insurance rate maps. If enacted, these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. In September, the Senate Banking Committee passed companion legislation. However, at this time the full Senate has yet to act in respect of the legislation and there can be no assurance that Congress will ultimately pass reform legislation, or that the studies and pilot programs contemplated by the bill will indeed contribute meaningfully to private sector reforms. At the same time, expansions or weakening of the NFIP, or a failure to act on the expiring current program in a timely fashion, particularly if unanticipated by industry participants, could have dislocating impacts on the industry and our customers and potentially have an adverse impact on us.

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

We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the ongoing instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses in 2009 and 2010, each unusually low catastrophe years. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. The advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims paying capacity of Citizens and the FHCF. In October 2011, the FHCF Advisory Council approved official bonding capacity estimates in respect of the current contract year, reflecting the amount of post-catastrophe bonding currently estimated to be achievable by the FHCF’s management and lead financial advisor. The FHCF projected a 2011 year-end fund balance of approximately $7.2 billion, and a total bonding capacity estimate of $8.0 billion; given the FHCF’s total potential claims-paying obligation of $18.4 billion, this estimated claims-paying capacity of approximately $15.2 billion was therefore estimated by the FHCF’s lead adviser to reflect a potential shortfall of $3.2 billion in respect of an initial season or event. Any inability, or delay, in the claims paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.

In October 2011, U.S. Rep. Richard Neal (D-MA), Ranking Member of the House Ways and Means Committee Select Revenue Measures Subcommittee, introduced new legislation which, if passed, would deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates. Companion legislation was simultaneously introduced in the Senate by Sen. Robert Menendez (D-NJ), a member of the Senate Finance Committee. Representative Neal had introduced similar, but less expansive, legislation in past years limiting the deduction for cessions in excess of certain formulaic amounts; the Obama Administration had included provisions similar to the 2011 bill in its formal 2010 and 2011 budgetary proposals. The current bill follows the Obama Administration’s proposal to deny all of the deduction, but to allow the foreign affiliate a “domestic election” to be taxed in the U.S. on the affiliated premium. We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular, perhaps materially.

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

•

we operate in a highly competitive environment, which we expect to increase over time from new competition from traditional and non-traditional participants as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products and as a result of consolidation in the (re)insurance industry;

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

•

the impact of the perceived inability of the United States to continue to pay its debt obligations when due, including the recent downgrade of U.S. securities by Standard & Poor’s, and the resulting effect on the value of securities in our investment portfolio as well as the uncertainty in the market generally;

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

Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 18, 2011, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended September 30, 2011, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

							Dollar amount still available under repurchase program
	Total shares purchased		Other shares purchased		Shares purchased under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share

							(in millions)

Beginning dollar amount available to be repurchased							$500.0

July 1 - 31, 2011	1,136	$69.23	1,136	$69.23	—	$—	—

August 1 - 31, 2011	4,384	$66.84	4,384	$66.84	—	$—	—

September 1 - 30, 2011	—	$—	—	$—	—	$—	—

Total	5,520	$67.33	5,520	$67.33	—	$—	$500.0

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

Date: November 2, 2011