Form 10-K
period 2011-12-31
RENAISSANCERE HOLDINGS LTD
filed 2012-02-23
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2011 was $3,347.1 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares outstanding at February 15, 2012 was 51,499,959.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2012 Annual General Meeting of Shareholders.

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
In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intends”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management's Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
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

•
the risk that our customers may fail to make premium payments due to us (a risk that we believe has increased in certain of our key markets), as well as the risk of failures of our reinsurers, brokers or other counterparties to honor their obligations to us, including as regards to the large catastrophic events of 2010 and 2011, and also including their obligations to make third party payments for which we might be liable;

•
we operate in a highly competitive environment, which we expect to increase over time from new competition from traditional and non-traditional participants, particularly as capital markets products provide alternatives and replacements for our more traditional reinsurance and insurance products, as new entrants or existing competitors attempt to replicate our business model, and as a result of consolidation in the (re)insurance industry;

•
the inherent uncertainties in our reserving process, particularly as regards to the large catastrophic events of 2010 and 2011, and also including those related to the 2005 and 2008 catastrophes, which uncertainties could increase as the product classes we offer evolve over time;

•
risks relating to adverse legislative developments that could reduce the size of the private markets we serve, or impede their future growth, including proposals to shift U.S. catastrophe risks to federal mechanisms; proposals at the state level in the United States ("U.S."), including the risk of new legislation in Florida to expand the reinsurance coverages offered by the Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance policies written by state-sponsored Citizens Property

Insurance Corporation (“Citizens”), or failing to implement reforms to reduce such coverages; and the risk that new legislation will be enacted in the international markets we serve which might reduce market opportunities in the private sector, weaken our customers or otherwise adversely impact us;

•
risks relating to the inability, or delay, in the claims paying ability of Citizens, FHCF or of private market participants in Florida, particularly following a large windstorm or of multiple smaller storms, which we believe would further weaken or destabilize the Florida market and give rise to an unpredictable range of impacts which might be adverse, perhaps materially so;

•
changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including risks arising out of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) or its related rule making or implementation;

•
the risk of potential challenges to the Company's claim of exemption from insurance regulation under certain current laws and the risk of increased global regulation of the insurance and reinsurance industry;

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

•	the risk we might be bound to policyholder obligations beyond our underwriting intent, including due to emerging claims and coverage issues;

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

•
risks associated with our increased allocation of capital to our weather and energy risk management operations, including the risks that these operations may give rise to unforeseen or unanticipated losses;

•
the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	acts of terrorism, war or political unrest;

•	risks that the advent of the new U.S. Federal Insurance Office ("FIO") or other related developments may adversely impact our business, or significantly increase our operating costs;

•	operational risks, including system or human failures;

•	risks in connection with our management of third party capital;

•
changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the ongoing period of relative economic weakness, both globally, particularly in respect of Eurozone countries and companies, and in the U.S.;

•
the impact of the perceived inability of the U.S. to continue to pay its debt obligations when due, including the downgrade of U.S. government securities by Standard & Poor's (“S&P”), and the resulting effect on the value of securities in our investment portfolio as well as the uncertainty in the market generally;

•	risks relating to failure to comply with covenants in our debt agreements;

•	risks relating to the inability of our operating subsidiaries to declare and pay dividends to RenaissanceRe Holdings Ltd.;

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

•
risks arising out of possible changes in the distribution or placement of risks due to increased consolidation of customers or insurance and reinsurance brokers, or from potential changes in their business practices which may be required by future regulatory changes; and

•
risks relating to changes in regulatory regimes and/or accounting rules, which could result in significant changes to our financial results, including but not limited to, the European Union ("EU") directive concerning capital adequacy, risk management and regulatory reporting for insurers.

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

PART I
ITEM 1.    BUSINESS
Unless the context otherwise requires, references in this Form 10-K to “RenaissanceRe” or the “Company” mean RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include, but are not limited to, Renaissance Reinsurance, Glencoe Insurance Ltd. (“Glencoe”), Renaissance Reinsurance of Europe ("ROE"), Renaissance Trading Ltd. (“Renaissance Trading”), RenRe Energy Advisors Ltd. (“REAL”) and the Company’s Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”).
We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). The financial results of DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (“DaVinciRe”), are consolidated in our financial statements. For your convenience, we have included a “Glossary of Selected Insurance and Reinsurance Terms”. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.
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
Segments
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
For the year ended December 31, 2011, our Reinsurance, Lloyd’s and Insurance segments accounted for 92.2%, 7.8% and 0.0%, respectively, of our total consolidated gross premiums written. We currently expect contributions from our Lloyd’s segment to increase over time, on both an absolute and relative basis, although we cannot assure you we will succeed in meeting this goal. Financial data relating to our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Since our inception, we have cultivated and endeavor to preserve certain competitive advantages that position us to fulfill our strategic objectives. We believe these competitive advantages include:

•
Superior Risk Selection.  We seek to build a portfolio of risks that produces an attractive return on utilized capital.  We develop a perspective of the risk in each business opportunity using both our underwriters’ expertise and sophisticated risk selection techniques including computer models and databases, such as Renaissance Exposure Management System (“REMS©”).  We pursue a disciplined approach to underwriting and select only those risks that we believe will produce a portfolio with an attractive return, subject to prudent risk constraints.  We manage our portfolio of risks dynamically, both within sub-portfolios and across the Company.

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
BUSINESS SEGMENTS
Reinsurance Segment
Our Reinsurance segment is comprised of two main units: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci, and 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci. Our Reinsurance segment is managed by our Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools. We believe the expertise of our underwriting and modeling team and our proprietary analytic tools, together with superior customer service, provide us with a significant competitive advantage.
Our portfolio of business has continued to be increasingly characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 10% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these large customers. We market our reinsurance products worldwide exclusively through brokers, whose market has become extremely consolidated in recent years.  In 2011, three brokerage firms accounted for 90.7% of our Reinsurance segment gross premiums written. We believe that recent market dynamics, and trends in our industry in respect of potential future consolidation, have increased our exposure to the risks of broker, client and counterparty concentration.
The following table shows our total Reinsurance segment gross premiums written split between catastrophe and specialty reinsurance, respectively:

Year ended December 31,	2011	2010	2009
(in thousands)
Renaissance catastrophe premiums	$742,236	$630,080	$706,947
Renaissance specialty premiums	144,192	126,848	111,889
Total Renaissance premiums	886,428	756,928	818,836
DaVinci catastrophe premiums	435,060	364,153	389,502
DaVinci specialty premiums	1,699	2,538	2,457
Total DaVinci premiums	436,759	366,691	391,959
Total catastrophe unit premiums (1)	1,177,296	994,233	1,096,449
Total specialty unit premiums	145,891	129,386	114,346
Total Reinsurance segment premiums	$1,323,187	$1,123,619	$1,210,795

(1)
Total catastrophe premiums written includes $0.0 million, $9.5 million and $12.7 million of gross premiums written assumed from our Insurance segment for the years ended December 31, 2011, 2010 and 2009, respectively.

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
Specialty Reinsurance
We write a number of lines of reinsurance other than property catastrophe, such as catastrophe exposed workers’ compensation, surety, terrorism, energy, aviation, crop, political risk, trade credit, financial, mortgage guarantee, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. As with our catastrophe business, our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools. We are seeking to expand our specialty reinsurance operations over time, although we cannot assure you that we will do so, particularly in light of current and forecasted market conditions.

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
DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio and certain lines of specialty reinsurance such as terrorism and catastrophe exposed workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business that is underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinciRe and, accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our ownership in DaVinciRe was 42.8% and 41.2% at December 31, 2011 and 2010, respectively. Effective January 1, 2012, we sold a portion of our shares of DaVinciRe to a new third party shareholder, and subsequent to the transaction, our ownership interest in DaVinciRe decreased to 34.7%. We expect our ownership in DaVinciRe to fluctuate over time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources" for additional information with respect of DaVinci.

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
Effective January 1, 2012, we formed and launched a new managed joint venture, Upsilon Reinsurance Ltd. (“Upsilon Re”), a Special Purpose Insurer ("SPI"), to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year. The original business was written by ROE, a wholly owned subsidiary of the Company, and included $33.5 million of gross premiums written. This business was in turn ceded to Upsilon Re under a fully collateralized retrocessional reinsurance contract, effective January 1, 2012. In conjunction with the formation and launch of Upsilon Re, $15.0 million of non-voting Class B shares were sold to external investors, and we invested $43.7 million in Upsilon Re's non-voting Class B shares, representing a 74.4% ownership interest in Upsilon Re. In addition, another third party investor supplied $15.0 million of capital through a reinsurance participation with ROE alongside Upsilon Re. Inclusive of the third party quota share agreement, we have a 59.3% participation in the original risks assumed by ROE. Both Upsilon Re and a third party reinsurance participation related to Upsilon Re are managed by RUM in return for an expense override, as well as a potential underwriting profit commission. We maintain majority voting control of Upsilon Re and, accordingly, we expect to consolidate the results of Upsilon Re into our consolidated results of operations and financial position in 2012. We currently have an ownership interest in Upsilon Re which we expect will change over time, perhaps materially so, and we may also elect to underwrite additional risks within Upsilon Re and utilize Upsilon Re to write business in future underwriting years. We cannot assure you that additional opportunities to grow the business we have accessed through Upsilon Re will be realized, however.
Ventures works on a range of other customized reinsurance and financing transactions. For example, we have participated in and continuously analyze other attractive opportunities in the market for insurance-linked securities and derivatives. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management objectives.
Weather and Energy Risk Management Operations.  We provide weather and energy related risk management solutions and financial products primarily through Renaissance Trading and REAL and sell certain financial products primarily to address weather risks, and engage in certain weather, energy and commodity derivatives trading activities. Certain of these trading activities require the physical delivery of energy-related commodities, including natural gas. We expect that our participation will increase in the trading markets for securities and derivatives linked to energy, commodities, weather, other natural phenomena, and/or products or indices linked in part to such phenomena. While our activities focus on financial products that allow various energy, utility and other customers to manage their exposures to energy related commodities, we expect our own results in this area to potentially be volatile over time. As this unit grows, we intend to seek to continue to invest in operating and control environment systems and procedures, hire staff and develop and install management information and other systems. Accordingly, costs related to these operational investments have increased and may increase in the future. We continue to allocate an increasing amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. We also continually seek new markets and relationships for our weather and energy risk products, including leveraging strategic affiliations and ceding risk where appropriate.  Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.
Strategic Investments.  Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we instead partner with other market participants. These investments are directed at classes of risk other than catastrophe, and at times may also be directed at non-insurance risks. We find these investments attractive both for their expected returns, and also because they provide us diversification benefits and information and exposure to other aspects of the market. Examples of these investments include our investments in Tower Hill Insurance Group, LLC. (“THIG”), Tower Hill Holdings, Inc. ("Tower Hill") and Tower Hill Signature Insurance Holdings, Inc. ("Tower Hill Signature"), (collectively, the “Tower Hill Companies”), Angus Partners, LLC. ("Angus"), Angus Fund L.P. (the “Angus Fund”) and Essent Group Ltd. (“Essent”). THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. Subsidiaries of THIG, namely Tower Hill Claims Services, LLC, and Tower Hill Claims Management, LLC provide claim adjustment services through exclusive agreements with THIG. Tower Hill is an insurance holding company. The subsidiaries of Tower Hill, along with Tower Hill Signature, write residential property insurance. We invested in the Tower Hill Companies, which operate primarily in the State of Florida, to expand our core platforms by obtaining ownership in an additional distribution channel for the Florida homeowners market and to enhance our relationships with other stakeholders. Angus and the Angus Fund provide commodity related risk management products to third party customers. Essent provides mortgage insurance and reinsurance coverage for mortgages located in the U.S.
Business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Reinsurance segment results; the results of our investments, such as Top Layer Re and our weather and energy related activities and other ventures are included in the “Other” category of our segment results.
Lloyd’s Segment
Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. Syndicate 1458 commenced business by writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. We anticipate that Syndicate 1458’s absolute and relative contributions to our consolidated results of operations may have a meaningful impact over time.
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
Insurance Segment
Our Insurance segment includes the insurance policies previously written in connection with our Bermuda-based insurance operations which were not sold to QBE. Our Insurance segment is managed by our Global Chief Underwriting Officer. The Bermuda-based insurance business is written by Glencoe, a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We may from time to time evaluate potential opportunities for the Insurance segment, although we cannot assure you we will succeed in doing so, or that any such initiatives would contribute materially to our results.
Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, such as our investments in the Tower Hill Companies and the Angus Fund, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our weather and energy risk management operations primarily through Renaissance Trading and REAL; (3) our investment unit which manages and invests the funds generated by our consolidated operations; (4) corporate expenses, capital servicing costs and noncontrolling interests; and (5) the results of our discontinued operations.

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
Hedge funds, investment banks, exchanges and other capital market participants continue to show interest in entering the reinsurance market. In addition, we continue to anticipate further, and perhaps accelerating, growth in financial products such as exchange traded catastrophe options, insurance-linked securities, unrated privately held reinsurance companies providing collateralized reinsurance, catastrophe-linked derivative agreements and other financial products, intended to compete with traditional reinsurance. We believe that competition from non-traditional sources such as these will increase in the future. Many of these competitors have greater financial, marketing and management resources than we do. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. In addition, the tax policies of the countries where our customers operate, as well as government sponsored or backed catastrophe funds, affect demand for reinsurance, sometimes significantly. Moreover, explicitly or implicitly government-backed entities increasingly represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire. We are unable to predict the extent to which the foregoing new, proposed or potential initiatives may affect the demand for our products or the risks for which we seek to provide coverage.
RATINGS
Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We continue to receive high claims-paying and financial strength ratings from A.M. Best Co. (“A.M. Best”), S&P, Moody’s Investors Service (“Moody’s) and Fitch Ratings Ltd. (“Fitch”). These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, as well as the enterprise risk management (“ERM”) rating of RenaissanceRe and details of recent ratings actions.
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
We have developed a proprietary, computer-based pricing and exposure management system, REMS©. Since inception, we have continued to invest in and improve REMS©, incorporating our underwriting and modeling experience, adding proprietary software and a significant amount of new industry data. REMS© has analytic and modeling capabilities that help us to assess the risk and return of each incremental (re)insurance contract in relation to our overall portfolio of (re)insurance contracts. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss and the cost of utilized capital which the program presents. The REMS© framework encompasses and facilitates risk capture, analysis, correlation, portfolio aggregation and capital allocation within a single system for all of our natural hazards and non-natural hazards (re)insurance contracts.

We utilize a multiple model approach combining both probabilistic and deterministic techniques. The underlying risk models integrated into our underwriting and REMS© framework are a combination of internally constructed and commercially available models. We use commercially available natural hazard catastrophe models to assist with validating and stress testing our base model and REMS© results. We continually strive to improve our analytical techniques for both natural hazard and non-natural hazard models in REMS© and while our experience is most developed for analyzing natural hazard catastrophe risks, we continue to make significant advances in our capabilities for assessing non-natural hazard catastrophe risks. In addition, multiple members of our underwriting and risk management team review the models, and their respective results.
We believe that REMS© is a robust underwriting and risk management system that has been successfully integrated into our business processes and culture. Before we bind a (re)insurance risk, exposure data, historical loss information and other risk data is gathered from customers. Using a combination of proprietary software, underwriting experience, actuarial techniques and engineering expertise where appropriate, the exposure data is reviewed and augmented. We use this data as primary inputs into the REMS© modeling system as a base to create risk distributions to represent the risk being evaluated. We believe that the REMS© modeling system helps us to analyze each policy on a consistent basis, assisting our determination of what we believe to be an appropriate price to charge for each policy based upon the risk to be assumed. REMS© combines computer-generated statistical simulations that estimate loss and event probabilities with exposure and coverage information on each client’s (re)insurance contract to produce expected claims for (re)insurance programs submitted to us. Operationally, on a deal-by-deal basis, our models employ simulation techniques that have the ability to generate 40,000 years of loss activity. When deemed necessary, we stress test the 40,000 year simulations with simulations of up to 1,000,000 years. At a consolidated level, we routinely utilize simulations of 500,000 years to incorporate investment risk, expenses, and operational and other risks at a portfolio and risk assuming entity level. For natural hazards, we simulate a large range of potential industry losses in respect of events by region and peril. For some regions and perils, the extreme tails of these simulations include industry losses in excess of $400 billion. From these simulations, we generate a probability distribution of potential outcomes for each policy in our portfolio and for our total portfolio. In part, through the process described above and the utilization of REMS©, we seek to compare our estimate of the expected returns in respect of a contract with the amount of capital that we notionally allocate to the contract based on our estimate of its marginal impact on our portfolio of risks. A key advantage of our REMS© framework is our ability to include additional perils, risks and geographic areas that may not be captured in commercially available natural hazards risk models.
We periodically review the estimates and assumptions that are reflected in REMS© and our other tools. For example, the recent earthquake events in New Zealand and Japan have provided new insight on certain aspects of hazard and vulnerability to the global earthquake science community. Utilizing internal research capabilities from our team of scientists at Weather Predict Consulting Inc. ("Weather Predict") and new research from the global earthquake science community, we have updated several of our internal regional representations of earthquake risk in advance of the commercially available models.
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

Our underwriting and risk management process, in conjunction with REMS©, quantifies and manages our exposure to claims from single events and the exposure to losses from a series of events. As part of our pricing and underwriting process, we also assess a variety of other factors, including:

•	the reputation of the proposed cedant and the likelihood of establishing a long-term relationship with the cedant;

•	the geographic area in which the cedant does business and its market share;

•
historical loss data for the cedant and, where available, for the industry as a whole in the relevant regions and lines of business, in order to compare the cedant’s historical catastrophe loss experience to industry averages;

•	the cedant’s pricing strategies; and

•	the perceived financial strength of the cedant and factors such as the cedant’s historical record of making premium payments in full and on a timely basis.
In order to estimate the risk profile of each line of non-natural hazard reinsurance (i.e., our specialty and casualty lines of business), we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation and terrorism, we seek to directly leverage our skill in modeling for our property catastrophe reinsurance risks, and seek to appropriately estimate and manage the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, in which we believe we have little or no natural catastrophe exposure, and therefore less correlation with our property catastrophe reinsurance coverages, we derive probability distributions from a variety of underlying information sources, including recent historical experience, and the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis that we use for our property catastrophe (re)insurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our estimates of the related underlying risks which our products cover, which we believe helps us to make consistent underwriting decisions and to manage our total risk portfolio.
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

(3)
Operational Risk. We believe we are subject to a number of additional risks arising out of operational, regulatory, and other matters. We define operational risk as the risk that we fail to create, manage, control or mitigate the people, processes, structures or functions required to execute our strategic and tactical plans and assemble an optimized portfolio of assumed risk, and to adjust to and comply with the evolving requirements of business environment risk applicable to us.  In light of the rapid evolution of our markets, business environment, and business initiatives, we seek to continually invest in the tools, processes and procedures to mitigate our exposure to operational risk on a cost-effective basis.

Identification and monitoring of business environment risk and operational risk is coordinated by senior personnel including our Chief Financial Officer (“CFO”), General Counsel and Chief Compliance Officer (“CCO”), Corporate Controller and Chief Accounting Officer (“CAO”), Chief Administrative Officer, Chief Risk Officer (“CRO”), Chief Information Officer and Internal Audit, utilizing resources throughout the Company.
Although financial reporting is a key area of our focus, other operational risks are addressed through our disaster recovery program, human resource practices such as motivating and retaining top talent, our strict tax protocols and our legal and regulatory policies and procedures.
Controls and Compliance Committee.  We believe that a key component of our current operational risk management platform is our Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our CFO, CCO, CAO, Chief Administrative Officer, CRO, staff compliance professionals and representatives from our business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, for ensuring compliance with applicable laws and regulations, the Company’s Code of Ethics and Conduct (the “Code of Ethics”), and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially raise complex and/or significant tax, legal, accounting, regulatory, financial reporting, reputational or compliance issues.

Ongoing Development and Enhancement.  We seek to reflect and categorize risks we monitor in part through quantitative risk distributions, even where we believe that such quantitative analysis is not as robust or well developed as our tools and models for measuring and evaluating other risks, such as catastrophe and market risks. We also seek to improve the methods by which we measure risks. We believe effective risk management is a core attribute of our culture and is a continual process that requires ongoing improvement and development. We seek from time to time to identify new best practices or additional developments both from within our industry and from other sectors. We believe that our ongoing efforts to embed ERM throughout our organization are important to our efforts to produce and maintain a competitive advantage to achieve our corporate goals.

GEOGRAPHIC BREAKDOWN
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean property catastrophe market, which represented 61.7% of the Company’s gross premiums written for the year ended December 31, 2011. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes. The following table sets forth the percentage of our gross premiums written allocated to the territory of coverage exposure:

	2011		2010		2009
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)
Catastrophe
U.S. and Caribbean	$786,721	54.8%	$720,250	61.8%	$828,490	67.4%
Worldwide (excluding U.S.) (1)	164,112	11.4%	113,270	9.7%	78,222	6.4%
Worldwide	124,797	8.7%	65,500	5.6%	92,586	7.5%
Japan	49,021	3.4%	26,188	2.2%	29,436	2.4%
Europe	31,888	2.2%	59,480	5.1%	60,363	4.9%
Australia and New Zealand	16,818	1.2%	6,269	0.5%	5,293	0.4%
Other	3,939	0.3%	3,276	0.3%	2,059	0.2%
Total catastrophe	1,177,296	82.0%	994,233	85.2%	1,096,449	89.2%
Specialty
Worldwide	91,032	6.3%	59,636	5.2%	68,704	5.6%
U.S. and Caribbean	49,832	3.5%	57,461	4.9%	39,712	3.2%
Europe	3,595	0.3%	2,786	0.2%	5,037	0.4%
Australia and New Zealand	792	0.1%	8,934	0.8%	51	—%
Other	640	—%	569	—%	842	0.1%
Total specialty	145,891	10.2%	129,386	11.1%	114,346	9.3%
Total Reinsurance	1,323,187	92.2%	1,123,619	96.3%	1,210,795	98.5%
Lloyd’s
U.S. and Caribbean	48,435	3.4%	43,178	3.7%	—	—%
Worldwide	47,605	3.3%	16,207	1.4%	—	—%
Europe	8,044	0.6%	3,174	0.3%	—	—%
Australia and New Zealand	2,060	0.1%	91	—%	—	—%
Worldwide (excluding U.S.) (1)	238	—%	1,049	0.1%	—	—%
Other	5,202	0.4%	2,510	0.2%	—	—%
Total Lloyd’s	111,584	7.8%	66,209	5.7%	—	—%
Insurance (2)	282	—%	2,585	0.3%	30,736	2.5%
Eliminations (3)	(77)	—%	(27,118)	(2.3)%	(12,650)	(1.0)%
Total gross premiums written	$1,434,976	100.0%	$1,165,295	100.0%	$1,228,881	100.0%

(1)
The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)	The category Insurance consists of contracts that are primarily exposed to U.S. risks.

(3)
Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment, for the year ended December 31, 2011 (2010 - $9.5 million, $17.4 million and $0.2 million of gross premiums ceded from the Insurance segment to the Reinsurance segment, from the Insurance segment to the Lloyd’s segment and from the Reinsurance segment to the Lloyd’s segment, respectively, 2009 - $12.7 million gross premiums ceded from the Insurance segment to the Reinsurance segment).

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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR at December 31, 2011 and 2010:

At December 31, 2011	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$681,771	$271,990	$388,147	$1,341,908
Specialty	120,189	49,840	301,589	471,618
Total Reinsurance	801,960	321,830	689,736	1,813,526
Lloyd’s	17,909	14,459	55,127	87,495
Insurance	32,944	3,515	54,874	91,333
Total	$852,813	$339,804	$799,737	$1,992,354

At December 31, 2010
(in thousands)
Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290
Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd's	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142
Total	$316,793	$351,589	$589,461	$1,257,843

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the year ended December 31, 2011, changes to prior year estimated claims reserves decreased our net loss by $132.0 million (2010 - increased our net income by $302.1 million, 2009 - increased our net income by $266.2 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.
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
Our estimates of losses from the large events of 2011, 2010 and 2008 are based on factors including currently available information derived from the Company's claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for the 2011 and 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, September 2010 New Zealand, February 2011 New Zealand and Tohoku earthquakes); and in the case of the Australian flooding and the recent Thailand flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. In addition, a significant portion of the net claims and claim expenses associated with the New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially with regard to the Tohoku earthquake and Thailand flooding, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.
Our reserving techniques, assumptions and processes differ between our property catastrophe reinsurance, specialty reinsurance and insurance businesses within our Reinsurance, Lloyd’s and Insurance segments. Refer to our “Claims and Claim Expense Reserves Critical Accounting Estimates” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

The following table represents the development of our GAAP balance sheet reserves for December 31, 2001 through December 31, 2011. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of reinsurance recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy on gross reserves.

With respect to the information in the table below, note that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Year ended December 31,	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
(in millions)
Gross reserve for claims and claim expenses	$502.7	$747.9	$924.4	$1,295.0	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8	$1,992.3
Reserve for claims and claim expenses, net of reinsurance recoverable	$346.2	$595.0	$810.6	$1,099.2	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1	$1,588.3
1 Year Later	373.6	494.8	661.5	878.6	1,610.7	1,368.3	1,412.6	1,299.0	958.2	1,024.1	—
2 Years Later	332.7	449.5	379.5	844.0	1,449.1	1,225.9	1,199.0	1,045.1	857.6	—	—
3 Years Later	292.0	270.8	362.8	749.1	1,333.7	1,092.2	997.8	961.4	—	—	—
4 Years Later	195.4	258.7	332.9	717.2	1,231.6	911.1	923.0	—	—	—	—
5 Years Later	190.8	246.3	312.2	683.7	1,077.8	847.2	—	—	—	—	—
6 Years Later	180.9	220.2	301.5	628.9	1,022.7	—	—	—	—	—	—
7 Years Later	164.2	210.8	266.2	609.2	—	—	—	—	—	—	—
8 Years Later	162.1	186.0	251.2	—	—	—	—	—	—	—	—
9 Years Later	144.6	174.7	—	—	—	—	—	—	—	—	—
10 Years Later	135.7	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy on net reserves	$210.5	$420.3	$559.4	$490.0	$719.5	$744.1	$686.5	$603.8	$402.7	$132.0	$—
Cumulative Net Paid Losses
1 Year Later	91.6	81.1	58.0	302.8	354.8	247.6	337.1	191.5	182.8	129.7	—
2 Years Later	155.9	85.3	100.6	370.8	548.4	435.8	469.5	369.1	301.5	—	—
3 Years Later	111.4	113.0	107.5	395.7	712.6	529.5	553.0	471.6	—	—	—
4 Years Later	123.2	91.8	96.4	446.8	782.9	569.4	605.7	—	—	—	—
5 Years Later	102.1	85.9	129.8	472.7	812.0	594.2	—	—	—	—	—
6 Years Later	105.8	102.8	136.1	482.7	833.1	—	—	—	—	—	—
7 Years Later	116.9	109.6	137.3	492.2	—	—	—	—	—	—	—
8 Years Later	116.4	103.0	139.2	—	—	—	—	—	—	—	—
9 Years Later	110.3	99.1	—	—	—	—	—	—	—	—	—
10 Years Later	105.5	—	—	—	—	—	—	—	—	—	—
Gross reserve for claims and claim expenses	$502.7	$747.9	$924.4	$1,295.0	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8	$1,992.3
Reinsurance recoverable on unpaid losses	156.5	152.9	113.8	195.8	639.2	219.7	107.7	193.6	84.1	101.7	404.0
Net reserve for claims and claim expenses	$346.2	$595.0	$810.6	$1,099.2	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1	$1,588.3
Gross liability re-estimated	$247.9	$307.7	$365.4	$803.9	$1,632.3	$1,053.8	$993.0	$1,112.5	$920.3	$1,113.2	$—
Reinsurance recoverable on unpaid losses re-estimated	112.2	133.0	114.2	194.7	609.6	206.6	70.0	151.1	62.7	89.1	—
Net liability re-estimated	$135.7	$174.7	$251.2	$609.2	$1,022.7	$847.2	$923.0	$961.4	$857.6	$1,024.1	$—
Cumulative redundancy on gross reserves	$254.8	$440.2	$559.0	$491.1	$749.1	$757.2	$724.2	$646.3	$424.1	$144.6	$—

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claim expenses for the years indicated:

Year ended December 31,	2011	2010	2009
(in thousands)
Net reserves as of January 1	$1,156,132	$1,260,334	$1,565,230
Net incurred related to:
Current year	993,168	431,476	195,518
Prior years	(131,989)	(302,131)	(266,216)
Total net incurred	861,179	129,345	(70,698)
Net paid related to:
Current year	299,299	50,793	42,712
Prior years	129,687	182,754	191,486
Total net paid	428,986	233,547	234,198
Total net reserves as of December 31	1,588,325	1,156,132	1,260,334
Reinsurance recoverable as of December 31	404,029	101,711	84,099
Total gross reserves as of December 31	$1,992,354	$1,257,843	$1,344,433

For the year ended December 31, 2011, the prior year favorable development of $132.0 million (2010 – $302.1 million, 2009 – $266.2 million) included favorable development of $136.9 million attributable to our Reinsurance segment, and $0.5 million and $4.4 million of adverse development attributable to our Lloyd’s and Insurance segments, respectively (2010 - favorable development of $286.0 million, $0.2 million and $15.9 million, respectively, 2009 – favorable development of $249.5 million and $16.7 million attributable to our Reinsurance and Insurance segments, respectively). Within our Reinsurance segment, our catastrophe unit and specialty unit experienced $59.1 million and $77.8 million, respectively, of favorable development on prior years’ claims and claim expense reserves (2010 - $157.5 million and $128.6 million, respectively, 2009 - $184.4 million and $65.1 million, respectively).
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion regarding the Company’s reserving methodologies, including key assumptions and sensitivity analysis and a discussion regarding the Company’s accounting treatment and favorable development on prior years net claims and claim expenses.
INVESTMENTS
Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. The majority of our investments consist of highly rated fixed income securities. We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. In addition, we have an allocation to other investments including hedge funds, private equity partnerships, senior secured bank loan funds and other investments; and to certain equity securities. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

The table below shows the aggregate amounts of our invested assets:

At December 31,	2011		2010
(in thousands, except percentages)
U.S. treasuries	$885,152	14.3%	$761,461	12.4%
Agencies	158,561	2.6%	216,963	3.6%
Non-U.S. government (Sovereign debt)	227,912	3.7%	184,387	3.0%
FDIC guaranteed corporate	423,630	6.8%	388,468	6.4%
Non-U.S. government-backed corporate	641,082	10.3%	357,504	5.9%
Corporate	1,206,904	19.4%	1,512,411	24.7%
Agency mortgage-backed	441,749	7.1%	401,807	6.6%
Non-agency mortgage-backed	104,771	1.7%	34,149	0.6%
Commercial mortgage-backed	325,729	5.2%	219,440	3.6%
Asset-backed	18,027	0.3%	40,107	0.7%
Total fixed maturity investments, at fair value	4,433,517	71.4%	4,116,697	67.5%
Short term investments, at fair value	905,477	14.6%	1,110,364	18.2%
Equity investments trading, at fair value	50,560	0.8%	—	—%
Other investments, at fair value	748,984	12.1%	787,548	12.9%
Total managed investment portfolio	6,138,538	98.9%	6,014,609	98.6%
Investments in other ventures, under equity method	70,714	1.1%	85,603	1.4%
Total investments	$6,209,252	100.0%	$6,100,212	100.0%

For additional information regarding the investment portfolio, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Results of Operations for 2011, 2010 and 2009, Liquidity and Capital Resources, Investments”.
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
The following table shows the percentage of our Reinsurance segment gross premiums written generated through our largest brokers for the years ended December 31, 2011, 2010 and 2009:

Year ended December 31,	2011	2010	2009
Percentage of Reinsurance segment gross premiums written
AON Benfield	56.1%	53.5%	58.7%
Marsh Inc.	21.9%	23.1%	20.9%
Willis Group	12.7%	11.6%	10.5%
Total of largest brokers	90.7%	88.2%	90.1%
All others	9.3%	11.8%	9.9%
Total percentage of Reinsurance segment gross premiums written	100.0%	100.0%	100.0%

During 2011, our Reinsurance segment issued authorization for coverage on programs submitted by 44 brokers worldwide (2010 – 41 brokers). We received approximately 3,733 program submissions during 2011 (2010 – approximately 3,174). Of these submissions, we issued authorizations for coverage for approximately 1,021 programs, or approximately 27% of the program submissions received (2010 – approximately 933 programs, or approximately 29%).
Our Lloyd’s segment received approximately 3,390 program submissions during 2011 (2010 – approximately 2,080), from 46 different brokers worldwide (2010 – 38 brokers). Of these submissions, we issued authorizations for coverage for approximately 654 programs, or approximately 19% of the program submissions received (2010 – approximately 372 programs, or approximately 18%).
New Business
For information related to New Business, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview”.
EMPLOYEES
At February 15, 2012, we employed approximately 311 people worldwide (February 16, 2011 - 517, February 10, 2010 - 506). As part of the sale of our U.S.-based insurance operations, which closed on March 4, 2011, our overall headcount was reduced by approximately 204 employees that were formerly employed in the U.S.-based insurance operations. We believe our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries. The Company has historically looked for opportunities to strengthen its operations during periods of softening markets in anticipation of improving market conditions, however, we may from time to time reevaluate our operational needs based on various factors, including the changing nature of such market conditions and changes in our strategy or tactical plans.
We currently expect to continue to experience a degree of employee growth in the U.K. and other markets, including but not limited to our weather and energy risk operations, which will increase our compliance complexity and expenses, although we do not expect these increases to be material to the Company as a whole.

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
We depend on the proper functioning and availability of our information technology platform.  This includes communications and data processing systems used in operating our business.  These systems consist of proprietary software programs that are integral to the efficient operation of our business (including REMS©, our proprietary computer-based pricing and exposure management system).  In addition, we frequently transmit and receive personal, confidential and proprietary information by email and other electronic means, as required in connection with our business, with our internal operations and with facilitating the oversight conducted by our Board of Directors. Computer viruses, hackers, employee misuse or misconduct and other external hazards could expose our data systems to security breaches, cyber attacks or other disruptions.
We believe that the preponderance of our business and support functions utilize information systems that provide critical services to both our employees and our customers.  We are also required to effect electronic transmissions with third parties including brokers, clients vendors and others with whom we do business, While we seek to ensure that our information is appropriately protected by these parties, we may be unable to put in place secure capabilities with all of them; in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.
Cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident.  Failure to comply with these obligations can give rise to monetary fines and other penalties, which could be significant.
Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise.  Moreover, the safeguards we have chosen to utilize are subject to human implementation and maintenance and to other uncertainties.
A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations. This type of incident may result in a violation of applicable privacy and other laws and could damage our reputation potentially causing a loss of customers.  Management is not aware of a cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact on us will not occur in the future.
We have implemented and periodically test our disaster recovery plans with respect to our information technology infrastructure. Among other things, our recovery plans involve arrangements with off-site, secure data centers in alternative locations. We believe we will be able to access our systems from these facilities in the event that our primary systems are unavailable due to a scenario such as a natural disaster. However, we have not prepared for every conceivable disaster or every scenario which might arise in respect of the disaster for which we have prepared, and cannot assure you our efforts in respect of disaster recovery will succeed, or will be sufficiently rapid to avoid harms to our business.

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
The Dodd-Frank Act establishes the Financial Services Oversight Council (the “FSOC”) to identify risks to the financial stability of the U.S., promote market discipline and respond to emerging threats to the financial stability of the U.S. The FSOC will determine whether the material financial distress or failure of a non-bank financial company, including insurance companies, would threaten the financial stability of the U.S. The FSOC’s determination that a non-bank financial company is systemically significant will result in supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the imposition of standards and supervision including stress tests, liquidity requirements, a resolution plan and enhanced public disclosures. In early 2011, the FSOC released a proposed rule regarding its authority to require the supervision and regulation of systemically significant non-bank financial companies, which was followed by a second proposed rule in late 2011. A final rule and designations of systemically significant financial companies are currently expected later in 2012. The FSOC’s recommendation of measures to address systemic risk in the insurance industry could affect our U.S.-based insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant and subject to supervision by the Federal Reserve.
The Dodd-Frank Act also creates the first office in the Federal government focused on insurance - the Federal Insurance Office (the “FIO”). Although the FIO has preemption authority over state insurance laws that conflict with certain international agreements, the Dodd-Frank Act does not grant the FIO general supervisory or regulatory authority over the business of insurance. Certain functions of the FIO relate to systemic risk. Specifically, the FIO is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk to the insurance industry and the U.S. financial system. In addition, the FIO may recommend insurers for supervision by the FSOC.
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
In furtherance of its duties to monitor the U.S. insurance business, represent the U.S. on an international stage and consult with the states on insurance regulation, the FIO is authorized to collect information from insurers and from state insurance regulators. The FIO will report to Congress annually on the insurance industry and any preemption actions regarding Covered Agreements. The FIO will also report to Congress no later than September 30, 2012 describing the breadth of the global reinsurance market and its critical role in supporting the U.S. insurance system. In addition, by January 2012, the FIO was scheduled to report to Congress on how to modernize and improve the system of insurance regulation in the U.S. including considerations of international coordination of insurance regulation. The FIO has not yet issued this report. The potential impact of the Dodd-Frank Act on our U.S. cedants and on the U.S. treatment of global reinsurance matters is not clear at this time. We are monitoring developments at the FSOC and the FIO in connection with the possible impact on our U.S. insurance and reinsurance business. The Dodd-Frank Act also provides for the specific preemption of certain state insurance laws in the areas of reinsurance and surplus insurance regulation .
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

In 2008, the Florida Supreme Court held that surplus lines insurers were subject to insurance law provisions governing policy delivery, policy forms, the payment of attorney fees and other matters; however, in 2009, the Florida legislature passed FL SB 1894 and HB 853 to clarify the limited applicability of Florida insurance law to surplus lines insurers (exempt from the provisions governing policy delivery, policy forms, etc.). This case, though not supported by courts in a number of other jurisdictions at this time, could foreshadow more extensive oversight of surplus lines insurance by other jurisdictions. Any increase in our regulatory burden may impact our operations and ultimately could impact our financial condition as well.
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
In 2007, Florida enacted legislation which enabled the FHCF to offer increased amounts of coverage in addition to the mandatory coverage amount, at below-market rates. Further, the legislation expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In May 2009, the Florida legislature took steps to strengthen the financial condition of FHCF and Citizens, which a government-appointed task force determined to have been impaired by issues including the crisis in the credit markets, widespread rate inadequacy, and issues arising out of the application of discounts for housing retrofits and mitigation features. A bill was passed in 2009 permitting Citizens to raise its rates by up to 10% starting in 2010 and every year thereafter until its current shortfall is corrected and Citizens has sufficient funds to pay its claims and expenses. For 2012, Citizens' rates will increase a statewide average of 6.2%. The rate increases and cut back on coverage by FHCF and Citizens are expected to support, over time, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
It is possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the earlier Florida precedent, or may otherwise enact legislation which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or Federal level. For example, in the past, federal bills have been proposed in Congress (and, in prior congressional sessions, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. In 2009 the Catastrophe Obligation Guarantee Act was introduced in the Senate and House (S. 886) (the “COGA”) to federally guarantee bond issuances by certain government entities, potentially including the FHCF, the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. Similar legislation was introduced in the House of Representatives. While the COGA legislation was not enacted, any similar legislation, if proposed and enacted, would, we believe, likely contribute to growth of these state entities or to their inception or alteration in a manner adverse to us. If enacted, bills of this nature would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update" for further information regarding recent legislative and regulatory proposals.
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
As a holding company, RenaissanceRe is not currently subject to the Insurance Act. However, the Insurance Act regulates the insurance and reinsurance business of our operating insurance companies. The Company’s most significant operating subsidiaries include Renaissance Reinsurance and DaVinci which are registered as Class 4 general business insurers and Glencoe and Top Layer Re which are registered as Class 3A general business insurers under the Insurance Act. The Company also has operating subsidiaries registered as SPIs under the Insurance Act, including most recently, Upsilon Re. RUM is registered as an insurance manager.
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

•
In addition to preparing statutory financial statements, all Class 4 insurers must prepare financial statements in respect of their insurance business in accordance with GAAP or International Financial Reporting Standards (“IFRS”).

•
An insurer’s statutory assets must exceed its statutory liabilities by an amount, equal to or greater than the prescribed minimum solvency margin, which varies with the category of its registration and net premiums written and loss reserves posted (“Minimum Solvency Margin”). The Minimum Solvency Margin that must be maintained by a Class 4 insurer is the greater of (i) $100.0 million, or (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves. The Minimum Solvency Margin for a Class 3A insurer is the greater of (i) $1.0 million, or (ii) 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6.0 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves.

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

•
Unlike other (re)insurers, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure.  Further, SPIs are exempt from filing annual loss reserve specialist opinions and the BMA has the discretion to modify such insurer's accounting requirements under the Insurance Act.  Like other (re)insurers, the Principal Representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable.

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

•
All registered insurers are required to give the BMA notice of certain matters that are likely to be of material significance (each a “Material Change”) to the BMA in carrying out its supervisory function under the Insurance Act. No registered insurer shall take any steps to give effect to a Material Change unless it has notified the BMA that it intends to effect such Material Change and before the end of 14 days, either the BMA has advised in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.

•
All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct which establishes duties, requirements and standards to be complied with under the Insurance Act. Beginning with its 2012 filing, every Bermuda insurer will be required to submit as part of its annual statutory return, a statutory declaration confirming that the Company is in compliance with the Code of Conduct. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act.

•
Under the Insurance Act, the BMA may determine that it is appropriate for it to act as group supervisor of any group that conducts exclusively, or mainly, insurance business. Pursuant to these provisions, the BMA has advised RUM that it intends to act as group supervisor of the RenaissanceRe group of companies (the “RenaissanceRe Group”) and that it has designated Renaissance Reinsurance to be the "designated insurer" in respect of the RenaissanceRe Group. The designated insurer is required to ensure that the RenaissanceRe Group complies with the provisions of the Insurance Act pertaining to groups. Beginning in 2012, the RenaissanceRe Group will be required to prepare and submit annually to the BMA group GAAP financial statements, a group statutory financial return and a group capital and solvency return; our Board of Directors must establish solvency self assessment procedures for the RenaissanceRe Group that factor in all foreseeable material risks; the designated insurer must ensure that the RenaissanceRe Group's assets exceed the amount of the RenaissanceRe Group's liabilities by the aggregate minimum margin of solvency of each qualifying member and that available RenaissanceRe Group capital and surplus is maintained at a level equal to or in excess of the RenaissanceRe Group's ECR which is established by reference to either the RenaissanceRe Group BSCR model or an approved group internal capital model; and our Board of Directors must establish and effectively implement corporate governance policies and procedures to ensure they support the overall organizational strategy of the RenaissanceRe Group.

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

•
Under the provisions of the Insurance Act, the BMA may, from time to time, conduct “on site” visits at the offices of insurers it regulates. Over the past several years the BMA has conducted several "on site" reviews in respect of our Bermuda-domiciled operating insurers. No remedial actions were communicated to us as a result of any of the on-site reviews to date.

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
U.K. Regulation
Lloyd’s Regulation
General.  The operations of RenaissanceRe Syndicate Management Limited (“RSML”) are franchised by Lloyd’s. The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board establishes guidelines and operates a business planning and monitoring process for all Lloyd's syndicates. RSML’s business plan for Syndicate 1458 requires annual approval by the Lloyd’s Franchise Board including maximum underwriting capacity. The Lloyd’s Franchise Board may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members. If material changes in the business plan for Syndicate 1458 were required by the Lloyd’s Franchise Board, or if charges and assessments payable to Lloyd’s by RenaissanceRe CCL were to increase significantly, these events could have an adverse effect on the operations and financial results of RSML. The Company has deposited certain assets with Lloyd’s to support RenaissanceRe CCL’s underwriting business at Lloyd’s. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.

By entering into a membership agreement with Lloyd’s, RenaissanceRe CCL has undertaken to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000 (the “FSMA”) that are applicable to it.
Capital Requirements.  Capital is supplied on the basis of an annual venture, with continuing support from capital providers and the members of Lloyd's, and requires affirmation each year. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the Individual Capital Adequacy regime of the U.K.’s Financial Services Authority (the “FSA”). The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.
Restrictions.  A Reinsurance to Close (“RITC”) in general is put in place after the third year of operations of a syndicate year of account. On successful conclusion of a RITC, any profit from the syndicate's operations for that year of account can be remitted by the managing agent to the syndicate's members. If the syndicate’s managing agency concludes that an appropriate RITC cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s over and above the capital requirement.
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
Intervention Powers.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s requirements or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on the corporate member’s participation in a given underwriting year. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.
Lloyd’s approval is also required before any person can acquire control (as defined below in relation to the FSMA and giving prior notification to the FSA) of a Lloyd’s managing agent or Lloyd’s corporate member.
FSA Regulation
The FSA has ultimate responsibility for the regulation of the Lloyd's market and has substantial powers of intervention in relation to Lloyd’s managing agents, such as RSML, including the power to remove an agent's authorization to manage Lloyd’s syndicates. In addition, each year the FSA requires Lloyd’s to satisfy an annual solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the FSA may require the entire Lloyd’s market to cease underwriting or individual Lloyd's members may be required to cease or reduce their underwriting.
Lloyd’s as a whole is authorized by the FSA and is required to implement certain rules prescribed by the FSA; such rules to be implemented by Lloyd's pursuant to its powers under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the FSA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene at its discretion. Future regulatory changes or rulings by the FSA could impact RSML’s business strategy or financial assumptions, possibly resulting in an adverse effect on RSML’s financial condition and operating results.

Regulatory Reform in the UK. By the end of 2012, regulatory responsibility for insurance undertakings in the UK will have passed from the FSA to two new bodies, the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). Few details have emerged of how regulation by the PRA and the FCA may differ from regulation under the FSA. It is expected that Lloyd's will enjoy the same or similar delegation of regulatory authority from these two bodies as it currently enjoys from the FSA. However, there is considerable uncertainty over how this change to the regulatory architecture in the U.K. will affect operations at Lloyd's.
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
Solvency II
Solvency II was adopted by the European Parliament in April of 2009. Implementation of Solvency II by the European Commission is expected to take effect January 1, 2013 (with full compliance to be phased in by January 1, 2014) in the European Union Member States, and will replace the current solvency requirements. Solvency II adopts a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for (re)insurers across the European Union Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the European Commission. Lloyd's requires all managing agents to develop internal models for the syndicate they manage. During 2011, the development of an internal model for use in calculating RenaissanceRe Syndicate 1458's Solvency Capital Requirement required us to utilize a significant amount of resources to ensure compliance with Solvency II. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.
Environmental and Climate Change Matters
Our principal coverages and services relate to natural disasters and catastrophes, such as earthquakes or hurricanes. We believe, and believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, are likely to increase the severity, and possibly the frequency, of weather related natural disasters and catastrophes relative to the historical experience over the past 100 years.  Coupled with currently projected demographic trends in catastrophe-exposed regions, we currently estimate that this expected increase in tropical cyclone intensity over coming periods will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production.

Accordingly, we currently estimate that these trends will increase the risk of claims arising from our property and casualty lines of business, particularly with respect to properties located in coastal areas, among others. While a substantial portion of our coverages may be adversely impacted by climate change, we have taken certain measures, to the extent permissible by law and prevailing market conditions, to mitigate against such losses by giving consideration to these risks in our underwriting decisions. We seek to continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information such as the studies referred to above. However, it is possible that, even after these assessments, we will have underestimated the frequency or severity of tropical cyclones or of other catastrophes. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed expectations and the prior estimates of market participants, regulators or other stakeholders, the markets and clients we serve may be disrupted and adversely impacted, and we may be adversely affected, directly or indirectly. Further, certain of our investments such as catastrophe-linked securities and property catastrophe managed joint ventures related to hurricane coverage, could also be adversely impacted by climate change.
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
We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We also make available, free of charge from our website, our Audit Committee Charter, Compensation/Governance Committee Charter, Corporate Governance Guidelines, and Code of Ethics. Such information is also available in print for any shareholder who sends a request to RenaissanceRe Holdings Ltd., Attn: Office of the Corporate Secretary, P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.
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
Our largest product based on total gross premiums written is property catastrophe reinsurance. We also sell lines of specialty reinsurance products and insurance products that are exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornados, hailstorms, drought and other natural or man-made disasters, such as acts of terrorism. Our relative exposure to catastrophe risk has recently increased, including as a result of the sale of substantially all of our U.S.-based insurance operations in early 2011, which diminished the diversification of our exposure to non-catastrophe perils to a degree. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by relatively few events of a large magnitude.
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
From time to time, we expect to have greater exposures in one or more specific geographic areas than our overall share of the worldwide market would otherwise suggest. Accordingly, when and if catastrophes occur in these areas, we may experience relatively more severe net negative impacts from such events than our competitors. In particular, we have historically had a relatively large percentage of its coverage exposures concentrated in the State of Florida.
Through Renaissance Trading and REAL, we sell certain financial products primarily to address weather risks, and engage in certain weather, energy and commodity derivatives trading activities. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. We expect our results from these activities will be subject to volatility, both potentially as a result of the occurrence or non-occurrence of the event or events which might trigger counterparty payments under these contracts, and as a result of the potential for variance in the reportable fair value of these contracts between periods as a result of a wide number of potential factors. It is possible that our exposures through Renaissance Trading and REAL are more volatile, or more correlated with our reinsurance exposures, than we estimate.

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
As an example, our estimates of losses from catastrophic events, such as the recent Thailand and Australian flooding, and the 2011 and 2010 earthquakes, are based on factors including currently available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the magnitude and unusual complexity of the legal and claims issues relating to these events, particularly the recent Thailand and Australian flooding, and the 2011 and 2010 earthquakes, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the potential lengthy claims development period, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.
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
For the current ratings of certain of our subsidiaries and joint ventures, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Ratings” for additional information.
Because we depend on a few insurance and reinsurance brokers in our Reinsurance segment for a preponderance of our revenue, loss of business provided by them could adversely affect us.
Our Reinsurance business markets insurance and reinsurance products worldwide exclusively through insurance and reinsurance brokers. Three brokerage firms accounted for 90.7% of our Reinsurance segment gross premiums written for the year ended December 31, 2011. Subsidiaries and affiliates of AON Benfield, Marsh Inc. and the Willis Group accounted for approximately 56.1%, 21.9% and 12.7%, respectively, of our Reinsurance segment gross premiums written in 2011. The loss of a substantial portion of the business provided by our brokers would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease.
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
In general, our techniques for evaluating catastrophe risk are much better developed than those for other classes of risk in businesses that we have entered into more recently. Our models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, our models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly. These risks may increase if we succeed in increasing the contributions from our specialty reinsurance unit or from our Lloyd’s segment, either on an absolute or relative basis.
We believe, and believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, are likely to increase the severity and possibly the frequency of natural catastrophes relative to the historical experience over the past 100 years. Coupled with currently projected demographic trends in catastrophe-exposed regions, we currently estimate that this expected increase in tropical cyclone intensity over coming periods may significantly increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production.

Accordingly, we currently estimate that these trends may increase claims under our property and casualty lines of business, particularly with respect to properties located in coastal and flood-exposed areas, among others. Furthermore, certain energy and agriculture-related products that we offer could also be negatively impacted by dramatically changing climactic conditions. While we believe a substantial portion of our insureds may be adversely impacted by climate change, we have taken certain measures, to the extent permissible by law and prevailing market conditions, to mitigate against such losses by giving consideration to these risks in our underwriting decisions. We continuously monitor and adjust, as we believe appropriate, our risk management models to reflect our judgment of how to interpret current developments and information such as these studies. However, it is possible that, even after these assessments, we will have underestimated the scale of the risks, such as the frequency or severity of hurricanes or other catastrophes or may have failed to identify new or increased risks. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in likely insured losses, particularly if those losses exceed expectations and the prior estimates of market participants, regulators or other stakeholders, the markets and clients we serve may be disrupted and adversely impacted, and we may be adversely affected, directly or indirectly. Further, certain of our investments such as insurance-linked securities and property catastrophe managed joint ventures related to hurricane coverage could also be adversely impacted by climate change.
The ongoing relative weakness in business and economic conditions generally or specifically in the principal markets in which we do business could adversely affect our business and operating results.
The U.S. and numerous other leading markets around the world continue to experience significant recessionary conditions, and we believe meaningful risk remains of potential further deterioration in economic conditions, including substantial and continuing financial market disruptions. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and, increasingly, the Eurozone market as a whole, the rising cost of oil and for energy more generally, the rising prices for various agricultural and other commodities, and other factors. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions deteriorate further, the business environment in our principal markets would be further adversely affected, which accordingly could adversely affect demand for the products sold by us or our customers. Economic conditions could also be adversely affected by an increase in global political instability, which might impact the price of energy products, agricultural goods and other commodities, or otherwise harm the markets in which we participate. In addition, during an economic downturn we believe our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased.
The further downgrade of U.S. government securities by credit rating agencies and the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.
Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit rating downgrades and economic slowdowns. In August 2011, S&P lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+”. In January 2012, S&P removed the former "AAA" ratings from France and Austria and downgraded seven others, including Spain, Italy and Portugal; and in in February 2012, Moody's adjusted the sovereign debt ratings of several EU countries. According to these agencies, the downward adjustments reflected the susceptibility of these sovereign issuers to the growing financial and macroeconomic risks emanating from the European crisis and how these risks exacerbate the affected countries' own specific challenges. Subsequently, leading rating agencies have issued negative adjustments to EU corporate issuers, government-related issuers, structured financing vehicles and other entities.

The impact of this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain EU countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further downgrade of U.S. government securities by credit rating agencies, and/or with the worsening of the current crisis in Europe, may have an adverse impact on fixed income markets, which in turn could cause our net income to decline or have a material adverse effect on our financial condition.
Further, although we do not directly hold a material amount of investment securities related to distressed Eurozone countries, we believe that many of our customers and counterparties hold positions in these instruments. If the European crisis were to continue, or were to expand to other countries within Europe, we would be subject to enhanced risk of counterparty failure as well as related problems arising from a lack of liquidity in our markets. The continuation of the European crisis may affect other aspects of our business for a variety of reasons. For example, the European crisis may cause the value of the Euro to deteriorate, which could cause a member country to exit from the EU and introduce a new currency to replace the Euro. If such new currency is undervalued in relation to the Euro, customers and/or brokers in such country may be unable to pay the amounts owed to us under our existing contracts with them and they may seek to renegotiate such contracts in the new currency on terms that are less favorable to us.
There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government's credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, any decreased credit rating of U.S. government securities could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our common shares. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Some of our investments are relatively illiquid and are in asset classes that may experience significant market valuation fluctuations.
Although we invest primarily in highly liquid securities in order to ensure our ability to pay valid claims in a prompt manner, we do hold certain investments that may lack liquidity, such as our alternative investments, which include, but are not limited to, private equity investments, hedge funds, bank loan fund investments and insurance-linked securities. If we require significant amounts of cash on short notice in excess of our normal cash requirements or are required to post or return collateral in connection with our investment portfolio, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.
At times, the reported value of our relatively illiquid types of investments and of our high quality, generally more liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.
A reduction in market liquidity may make it difficult to value certain of our securities as trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
The determination of impairments taken on our investments, investments in other ventures, under equity method, goodwill and other intangible assets and loans is highly subjective and could materially impact our financial position or results of operations.
The determination of impairments taken varies by type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

A decline in our investment performance could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy.
We have historically derived a meaningful portion of our income from our invested assets, which are comprised of, among other things, fixed maturity securities, such as bonds, asset-backed securities, mortgage-backed securities and investments in bank loan funds, hedge funds and private equity partnerships. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.
Our invested assets have grown over the years and have come to effect a comparably greater contribution to our financial results. Accordingly, a failure to successfully execute our investment strategy could have a material adverse effect on our overall results. In the event of a significant or total loss in our investment portfolio, our ability to pay any claims promptly in accordance with our strategy could be adversely affected.
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
We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. Our premiums receivable at December 31, 2011 totaled $471.9 million, and these amounts are generally not collateralized. To the extent such customers become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable in our financial statements. We cannot assure you that all of such premiums will ever be collected or that additional amounts will not be required to be written down in 2012 or future periods.
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
When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency, inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. Generally, we believe that the “willingness to pay” of some reinsurers and retrocessionaires is declining, and that the overall industry ability to pay may be impacted by renewed weakness in the financial and credit markets. This risk may be more significant to us at present than at many times in the past. At December 31, 2011, we had recorded $404.0 million of reinsurance recoverables, net of a valuation allowance of $7.3 million for uncollectible recoverables. We cannot assure you that such recoverables will ever be collected or that additional amounts will not be required to be written down in 2012 or future periods. A large portion of our reinsurance recoverables are concentrated with a relatively small number of reinsurers. The risk of such concentration of retrocessional coverage may be increased by recent and future consolidation within the industry.

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
We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. The onset, duration and severity of an inflationary period cannot be estimated with precision. The sovereign debt crisis in Europe and the related financial restructuring efforts has, among other factors, made it more difficult to predict the inflationary environment.
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
In late 2011, the Bermuda Parliament passed the Incentives for Job Makers Act 2011 ("Job Makers Act"), which provides that a limited number of non-Bermudian executives of Bermuda companies may, subject to their and their company's meeting the requirements under the Job Makers Act , apply for permission to reside and work in Bermuda exempt from the requirement for a work permit. Eligibility to apply for status under the Job Makers Act commences in January 2015; at this time we cannot assure you that the Job Makers Act diminishes our risks of retaining and attracting senior executives to our Bermuda headquarters location.
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
On February 7, 2012, U.S. Senators Carl Levin and Kent Conrad introduced legislation in the U.S. Senate entitled the “Cut Unjustified Loopholes Act” (S. 2075). Senator Levin introduced similar legislation in 2011 and 2010. If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, certain corporate entities if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.
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

Moreover, we could be put at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions. Among other things, jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security (e.g., through a multi-beneficiary reinsurance trust) after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral. It is possible that the European Union or other countries might adopt a similar regime in the future, or that U.S. rules could be altered in a way that treats Bermuda-based companies disproportionately. Any such development, or if we are unable to post security in the form of letters of credit or trust funds when required, could significantly and negatively affect our operations.
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
Our functional currency is the U.S. dollar; however, as we expand geographically, an increasing portion of our premium is, and likely will be, written in currencies other than the U.S. dollar and a portion of our claims and claim expense reserves is also in non-U.S. dollar currencies. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile. The sovereign debt crisis in Europe and the related financial restructuring efforts, which may cause the value of the Euro to deteriorate, may magnify these risks.
We may require additional capital in the future, which may not be available or only available on unfavorable terms.
We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to sell our reinsurance, insurance and other products is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. While we do not currently expect to require additional external capital in the near term due to our strong current capital position, our operations are subject to the ever present potential for significant volatility in capital due to our exposure to potentially significant catastrophic events. Any further equity or debt financing, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues. If we are unable to obtain adequate capital if and when needed, our business, results of operations and financial condition would be adversely affected. In addition, in the future we may be unable to raise new capital for our managed joint ventures and other private alternative investment vehicles, which would reduce our future fee income and market capacity.
The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.
We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2011, we had an aggregate of $353.6 million of indebtedness outstanding and $576.8 million of outstanding letters of credit. In addition, we have in place committed debt facilities which would permit us to borrow, subject to their respective terms and conditions, up to another $155.6 million. Our indebtedness primarily consists of publicly traded notes and letter of credit and revolving credit facilities. For more details on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources”.
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
Solvency II, a European Union directive concerning the capital adequacy, risk management and regulatory reporting for insurers, which was adopted by the European Parliament in April of 2009, may adversely affect our (re)insurance businesses. Implementation of Solvency II by the European Commission is expected to take effect January 1, 2013 (with full compliance phased in by January 1, 2014) in the European Union Member States, and will replace the current solvency requirements. Solvency II adopts a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for insurers across the European Union Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the European Commission. It is anticipated that insurers or reinsurers with approved internal models will generally have lower capital needs. With respect to Syndicate 1458, implementation of Solvency II may require increases in capital and may negatively impact our financial results. Conversely, as implemented by other market participants Solvency II may not give rise to the increase in reinsurance demand over time that has been estimated by certain leading brokers, industry analysts and other industry observers. Nonetheless, implementation of Solvency II will require us to utilize a significant amount of resources to ensure compliance. The European Union is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The European Union equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. While we currently expect that Bermuda’s insurance regulatory regime will be found equivalent in respect of oversight of internationally operating reinsurers and insurers such as RenaissanceRe, an adverse or highly qualified finding could have an adverse effect on our reinsurance operations and on our group solvency calculations. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.
The Dodd-Frank Act may adversely impact our business.
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
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems consist of proprietary software programs that are integral to the efficient operation of our business, including our proprietary pricing and exposure management system. We are also required to effect electronic transmissions with third parties including brokers, clients vendors and others with whom we do business, and to facilitate the oversight conducted by our Board of Directors. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. See “Item 1. Business, Information Technology”.
Some aspects of our corporate structure may discourage third party takeovers and other transactions or prevent the removal of our current board of directors and management.
Some provisions of our Amended and Restated Bye-Laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. In addition, our Bye-Laws reduce the total voting power of any shareholder owning, directly or indirectly, beneficially or otherwise, as described in our Bye-laws, more than 9.9% of our common shares to not more than 9.9% of the total voting power of our capital stock unless otherwise waived at the discretion of the Board. The primary purpose of these provisions is to reduce the likelihood that we will be deemed a “controlled foreign corporation” within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, these provisions may also have the effect of deterring purchases of large blocks of common shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.
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
The reinsurance and insurance industries have historically been cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. Reinsurers have experienced significant fluctuations in their results of operations due to numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. Following an increase in capital in our industry after the 2005 catastrophe events and the subsequent period of substantial dislocation in the financial markets which has resulted in ongoing relative economic weakness, the reinsurance and insurance markets have experienced a prolonged period of generally softening markets with signs of increasing demand more recently, driven by the near record level of insured catastrophe losses in 2011, including those from the February 2011 New Zealand earthquake, the Tohoku earthquake and the Thailand flooding.
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
In recent years, hedge funds and investment banks have been increasingly active in the reinsurance market and markets for related risks. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. While this trend has slowed during the ongoing period of relative economic weakness, we generally expect increased competition from a wider range of entrants over time. It is possible that such new or alternative capital could cause reductions in prices of our products. Moreover, explicitly or implicitly government-backed entities increasingly represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

Recent or future legislation may decrease the demand for our property catastrophe reinsurance products and adversely affect our business and results of operations.
In 2007, the State of Florida enacted legislation to expand the FHCF’s provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses. For 2012, Citizens' rates will increase a statewide average of 6.2%. The rate increases and cut back on coverage by FHCF and Citizens are expected to support, over time, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
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
On February 16, 2012, the Florida Senate Banking and Insurance Committee approved, with one dissenting vote, legislation to reform the FHCF and solidify its financial fund. If enacted, this bill would take effect in 2013 and reduce the FHCF limit which admitted carriers are mandated to buy from the FHCF from an industry aggregate of $17 billion to $12 billion by 2015; would reduce the 90% purchase option (the percentage of the FHCF mandatory coverage layer a company purchases) which is selected by most insurers to 75% by 2015; and would increase industry wide "retention", or deductible, from $7.3 to $8 billion. At this time, neither the full Florida Senate nor the Florida House have taken further action to adopt this legislation this year.
The 2007 Florida Bill and other regulatory actions over this period may have contributed to instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2011, an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes in, or impacting, Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.
It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the Florida precedent, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. For example, in the past, federal bills have been proposed in Congress (and, in prior congressional sessions, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. In 2009, the COGA was introduced in the Senate to federally guarantee bond issuances by certain government entities, potentially including the FHCF, the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. Similar legislation was introduced in the House of Representatives. While the COGA legislation was not enacted, any similar legislation, if proposed and enacted, would, we believe, likely contribute to growth of these state entities or to their inception or alteration in a manner adverse to us. If enacted, bills of this nature would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.

Over the past few years the U.S. Congress has considered legislation which, if passed, would deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates. In February 2012, the Obama administration included a formal proposal for such a provision in its budget proposal. As described in the administration's 2012 budget request, the proposal would deny an insurance company a deduction for premiums and other amounts paid to affiliated foreign companies with respect to reinsurance of property and casualty risks to the extent that the foreign reinsurer (or its parent company) is not subject to U.S. income tax with respect to the premiums received; and would exclude from the insurance company's income (in the same proportion in which the premium deduction was denied) any return premiums, ceding commissions, reinsurance recovered, or other amounts received with respect to reinsurance policies for which a premium deduction is wholly or partially denied. We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular.
Internationally, in the wake of the large natural catastrophes in 2011 and early 2012 a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring flood risk in the U.K., flood risk in Australia and earthquake risk in New Zealand. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update" for further information.
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
For example, we could be adversely affected by proposals or enacted legislation to:

•	provide insurance and reinsurance capacity in markets and to consumers that we target, such as the legislation enacted in Florida in 2007 or the proposed federal legislation described above;

•	expand the scope of coverage under existing policies for perils such as hurricanes or earthquakes or for a pandemic disease outbreak;

•	increasingly mandate the terms of insurance and reinsurance policies;

•	expand the proposed scope of the FIO or establish a new federal insurance regulator;

•	revise laws, regulations, or contracts under which we operate;

•	disproportionately benefit the companies of one country over those of another; or

•	repeal or diminish the insurance company antitrust exemption from the McCarran Ferguson Act.

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
We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, including ACE Limited, Allied World Assurance Company, AG, Alterra Capital Holdings Limited, Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Reinsurance Holdings, S.A., Montpelier Re Holdings Ltd., PartnerRe Ltd., Platinum Underwriters Holdings, Ltd., Validus Holdings, Ltd., White Mountains Insurance Group, Ltd. and XL Group plc, as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as Berkshire Hathaway Inc., Chartis, Hannover Rückversicherung AG, Ironshore Inc., Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München and Swiss Re Ltd. As our business evolves over time, we expect our competitors to change as well. For example, following hurricane Katrina in August 2005, a significant number of new reinsurance companies were formed in Bermuda which have resulted in new competition, which may well continue in subsequent periods. Also, hedge funds and investment banks have shown an interest in entering the reinsurance market, either through the formation of reinsurance companies (which include new Bermuda-based entrants SAC Re and Third Point Reinsurance Ltd.) or through the use of other financial products, such as catastrophe bonds, other insurance-linked securities and collateralized reinsurance investment funds. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital. We cannot predict what effect any of these developments may have on our businesses.
Consolidation in the (re) insurance industry could adversely impact us.
We believe that several (re)insurance industry participants are seeking to consolidate. These consolidated entities may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would expect to write less business. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.

The Organization for Economic Cooperation and Development (“OECD”) and the European Union may pursue measures that might increase our taxes and reduce our net income.
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
Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC continues to discuss the potential to either converge or transition to an international set of accounting standards that would be applied to financial statements filed with the SEC. Such changes, if ultimately adopted, could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, the Financial Accounting Standards Board and the International Accounting Standards Board are considering adopting respective accounting standards that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, which standards are considered to be more closely related to fair value than the current measurement basis. We are currently evaluating how the above initiatives will impact us, including with respect to our loss reserving policy and the effect it might have on recognizing premium revenue and policy acquisition costs. Required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation and increasing our expenses in order to implement and comply with any new requirements.
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
As noted above, because we frequently assume the credit risk of the counterparties with whom we do business throughout our insurance and reinsurance operations, our results of operations could be adversely affected if the credit quality of these counterparties is severely impacted by investigations in the insurance industry or by changes to industry practices.
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

Exclusions	Those risk, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Expense override	An amount paid to a ceding company in addition to the acquisition cost to compensate for overhead expenses.

Frequency	The number of claims occurring during a given coverage period.

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

Generally Accepted Accounting Principles in the United States ("GAAP")
Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (“IBNR”)
Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. For the Company, insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards ("IFRS")	Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g. fire, allied lines, homeowners and surety, among others.

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

Profit commission
A provision found in some reinsurance agreements that provides for profit sharing. Parties agree to a formula for calculating profit, an allowance for the reinsurer's expenses, and the cedant's share of such profit after expenses.

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

Reinsurance
An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on insurances and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an equivalent increase in capital and surplus, and facilitates the maintenance of acceptable financial ratios by the ceding company. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

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

Solvency II
A modernized set of regulatory requirements for (re)insurance firms that operate in the European Union, currently expected to take effect in the near term (with full implementation by January 1, 2014).

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
ITEM 3.    LEGAL PROCEEDINGS
We and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from our business ventures.  Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages.  Generally, our direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than our reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, we may from time to time engage in litigation or arbitration related to claims for payment in respect of ceded reinsurance.  Any such litigation or arbitration contains an element of uncertainty, and we believe the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, we believe that no individual litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON SHARES
Our common shares began publicly trading on June 27, 1995 on the New York Stock Exchange under the symbol “RNR.” The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite New York Stock Exchange trading:

	Price Range of Common Shares
	High	Low
2011
First Quarter	$70.58	$60.64
Second Quarter	73.93	67.58
Third Quarter	72.30	59.50
Fourth Quarter	75.16	60.34
2010
First Quarter	$57.36	$50.81
Second Quarter	59.28	52.19
Third Quarter	60.30	54.69
Fourth Quarter	64.50	58.93

On February 15, 2012, the last reported sale price for our common shares was $72.46 per share and there were 230 holders of record of our common shares.
PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P/C”), for the five-year period commencing January 1, 2007 and ending December 31, 2011, assuming $100 was invested on January 1, 2007. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2007 through December 31, 2011. As depicted in the graph below, during this period, the cumulative return was (1) 35.0% on our common shares; (2) negative 25.0% for the S&P P&C; and (3) negative 1.2% for the S&P 500.

Comparison of Five Year Cumulative Total Return
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
Jan. 1, 2007
Dec. 31, 2007
Dec. 31, 2008
Dec. 31, 2009
Dec. 31, 2010
Dec. 31, 2011
RNR
S&P P/C
S&P 500

DIVIDEND POLICY
Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each of the sixteen years since our initial public offering. The Board of Directors declared regular quarterly dividends of $0.26 per share during 2011 with dividend record dates of March 15, June 15, September 15 and December 15, 2011. The Board of Directors of RenaissanceRe declared regular quarterly dividends of $0.25 per share during 2010 with dividend record dates of March 15, June 15, September 15 and December 15, 2010. On February 22, 2012, the Board of Directors approved an increased dividend of $0.27 per common share, payable on March 30, 2012, to shareholders of record on March 15, 2012. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

ISSUER REPURCHASES OF EQUITY SECURITIES
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 22, 2012, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2011, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
October 1 – 31, 2011	—	$—	—	$—	—	$—	—
November 1 – 30, 2011	6,049	$68.53	6,049	$68.53	—	$—	—
December 1 – 31, 2011	238,458	$71.91	4,327	$74.19	234,131	$71.87	(16.8)
Total	244,507	$71.83	10,376	$70.89	234,131	$71.87	$483.2

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. See “Note 11. Shareholders’ Equity in our Notes to Consolidated Financial Statements” for additional information regarding our stock repurchase program.
Subsequent to December 31, 2011 and through the period ended February 15, 2012, the Company repurchased approximately 51 thousand of its common shares in open market transactions at an aggregate cost of $3.6 million at an average share price of $71.81.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2011. Comparative figures for 2007 have not been reclassified for discontinued operations. See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information regarding discontinued operations. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2011	2010	2009	2008	2007
(in thousands, except share and per share data and percentages)
Statement of Operations Data:
Gross premiums written	$1,434,976	$1,165,295	$1,228,881	$1,242,287	$1,809,637
Net premiums written	1,012,773	848,965	838,333	935,500	1,435,335
Net premiums earned	951,049	864,921	882,204	984,448	1,424,369
Net investment income	118,000	203,955	318,179	13,879	402,463
Net realized and unrealized gains on investments	70,668	144,444	93,679	11,462	26,806
Net other-than-temporary impairments	(552)	(829)	(22,450)	(214,897)	(25,513)
Net claims and claim expenses incurred	861,179	129,345	(70,698)	481,498	479,274
Acquisition expenses	97,376	94,961	104,150	141,616	254,930
Operational expenses	169,666	166,042	153,552	94,414	110,464
Underwriting (loss) income	(177,172)	474,573	695,200	266,920	579,701
(Loss) income from continuing operations	(74,502)	798,482	1,045,959	50,307	758,400
(Loss) income from discontinued operations	(15,890)	62,670	6,700	33,846	n/a
Net (loss) income	(90,392)	861,152	1,052,659	84,153	776,832
Net (loss) income (attributable) available to RenaissanceRe common shareholders	(92,235)	702,613	838,858	(13,280)	569,575
(Loss) income from continuing operations (attributable) available to RenaissanceRe common shareholders per common share – diluted	(1.53)	11.18	13.29	(0.75)	n/a
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	(1.84)	12.31	13.40	(0.21)	7.93
Dividends per common share	1.04	1.00	0.96	0.92	0.88
Weighted average common shares outstanding – diluted	50,747	55,641	61,210	63,411	71,825
Return on average common equity	(3.0)%	21.7%	30.2%	(0.5)%	20.9%
Combined ratio	118.6%	45.1%	21.2%	72.9%	59.3%

At December 31,	2011	2010	2009	2008	2007
Balance Sheet Data:
Total investments	$6,209,252	$6,100,212	$6,015,259	$5,833,816	$6,634,348
Total assets	7,744,912	8,138,278	7,926,212	8,155,609	8,286,355
Reserve for claims and claim expenses	1,992,354	1,257,843	1,344,433	1,758,776	2,028,496
Unearned premiums	347,655	286,183	317,592	360,684	563,336
Debt	353,620	549,155	300,000	450,000	451,951
Capital leases	25,366	25,706	26,014	26,292	2,533
Preferred shares	550,000	550,000	650,000	650,000	650,000
Total shareholders’ equity attributable to RenaissanceRe	3,605,193	3,936,325	3,840,786	3,032,743	3,477,503
Common shares outstanding	51,543	54,110	61,745	61,503	68,920
Book value per common share	$59.27	$62.58	$51.68	$38.74	$41.03
Accumulated dividends	10.92	9.88	8.88	7.92	7.00
Book value per common share plus accumulated dividends	$70.19	$72.46	$60.56	$46.66	$48.03
Change in book value per common share plus change in accumulated dividends	(3.6)%	23.0%	35.9%	(3.3)%	21.9%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the year ended December 31, 2011, compared with the year ended December 31, 2010 and the year ended December 31, 2010, compared with the year ended December 31, 2009. The following also includes a discussion of our liquidity and capital resources at December 31, 2011. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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

(2)
Specialty reinsurance, written for our own account, and for DaVinci, covering certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as catastrophe exposed workers’ compensation, surety, terrorism, energy, aviation, crop, political risk, trade credit, financial, mortgage guarantee, catastrophe-exposed personal lines property, casualty clash, certain other casualty lines and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. We are seeking to expand our specialty reinsurance operations over time, although we cannot assure you that we will do so, particularly in light of current and forecasted market conditions.

Lloyd’s
Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. Syndicate 1458 commenced business by writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe CCL, an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. The results of Syndicate 1458 were not significant to our overall consolidated results of operations and financial position during 2009; however, we expect its absolute and relative contributions to our consolidated results of operations to continue to grow over time.
Insurance
Our Insurance segment includes the insurance policies previously written in connection with our Bermuda-based insurance operations which were not sold to QBE. Our Insurance segment is managed by our Global Chief Underwriting Officer. The Bermuda-based insurance business is written by Glencoe, a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We may from time to time evaluate potential new business opportunities for our Insurance segment.
Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our weather and energy risk management operations primarily through

Renaissance Trading and REAL, (3) our investment unit which manages and invests the funds generated by our consolidated operations, (4) corporate expenses, capital services costs and noncontrolling interests; and (5) the results of our discontinued operations.
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

Consideration for the transaction was book value at December 31, 2010, for the aforementioned businesses, payable in cash at closing and subject to adjustment for certain tax and other items. The transaction closed on March 4, 2011 and we received net consideration of $269.5 million.
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
The Company has recognized a $10.0 million liability and corresponding expense related to the Reserve Collar due to purported net adverse development on prior accident years net claims and claim expenses.  The $10.0 million represents the maximum amount payable under the Reserve Collar. The Company will continue to evaluate any favorable or adverse developments relating to the Reserve Collar pursuant to the terms of the Stock Purchase Agreement with QBE.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At December 31, 2011	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$681,771	$271,990	$388,147	$1,341,908
Specialty	120,189	49,840	301,589	471,618
Total Reinsurance	801,960	321,830	689,736	1,813,526
Lloyd’s	17,909	14,459	55,127	87,495
Insurance	32,944	3,515	54,874	91,333
Total	$852,813	$339,804	$799,737	$1,992,354

At December 31, 2010
(in thousands)
Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290
Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd's	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142
Total	$316,793	$351,589	$589,461	$1,257,843

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2011	2010	2009
Net reserves as of January 1	$1,156,132	$1,260,334	$1,565,230
Net incurred related to:
Current year	993,168	431,476	195,518
Prior years	(131,989)	(302,131)	(266,216)
Total net incurred	861,179	129,345	(70,698)
Net paid related to:
Current year	299,299	50,793	42,712
Prior years	129,687	182,754	191,486
Total net paid	428,986	233,547	234,198
Total net reserves as of December 31	1,588,325	1,156,132	1,260,334
Reinsurance recoverable as of December 31	404,029	101,711	84,099
Total gross reserves as of December 31	$1,992,354	$1,257,843	$1,344,433

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
Our estimates of losses from the large events of 2011, 2010 and 2008 are based on factors including currently available information derived from the Company's claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for the 2011 and 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, September 2010 New Zealand, February 2011 New Zealand and Tohoku earthquakes); and in the case of the Australian flooding and the recent Thailand flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. In addition, a significant portion of the net claims and claim expenses associated with the New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially with regard to the Tohoku earthquake and Thailand flooding, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.
Prior Year Development of Reserve for Net Claims and Claim Expenses
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table below, changes to prior year estimated claims reserves decreased our net loss by $132.0 million during the year ended December 31, 2011, (2010 - increased our net income by $302.1 million, 2009 - increased our net income by $266.2 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.

Year ended December 31,	2011	2010	2009
Reinsurance	$(136,898)	$(286,019)	$(249,507)
Lloyd's	478	(197)	—
Insurance	4,431	(15,915)	(16,709)
Total	$(131,989)	$(302,131)	$(266,216)

For the year ended December 31, 2011, the prior year favorable development of $132.0 million included favorable development of $136.9 million attributable to the Company's Reinsurance segment, and adverse development of $0.5 million and $4.4 million attributable to the Company's Lloyd's and Insurance segments, respectively. Within the Company's Reinsurance segment, the catastrophe and specialty units experienced $59.1 million and $77.8 million, respectively, of favorable development on prior years claims and claim expense reserves.
For the year ended December 31, 2010, the prior year favorable development of $302.1 million included favorable development of $286.0 million, $0.2 million and $15.9 million attributable to the Company's Reinsurance, Lloyd's and Insurance segments, respectively. Within the Company's Reinsurance segment, the catastrophe and specialty units experienced $157.5 million and $128.6 million, respectively, of favorable development on prior years claims and claim expense reserves.
For the year ended December 31, 2009, the prior year favorable development of $266.2 million included favorable development of $249.5 million and $16.7 million attributable to the Company's Reinsurance and Insurance segments, respectively. Within the Company's Reinsurance segment, the Company's catastrophe and specialty units experienced $184.4 million and $65.1 million, respectively, of favorable development on prior years claims and claim expense reserves.
Our reserving techniques, assumptions and processes differ between our property catastrophe reinsurance, specialty reinsurance and insurance businesses within our Reinsurance and Lloyd’s segments. Following is a discussion of the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.

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
For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we generally make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. Approximately one year from the date of loss for these small events, we estimate IBNR for these events by using an actuarial technique. The actuarial technique used to estimate IBNR is the paid Bornhuetter-Ferguson actuarial method. The paid Bornhuetter-Ferguson actuarial method loss development factors are selected based on a review of our historical experience and these factors are reviewed at least annually. There were no changes to the paid loss development factors over the last three years.
In general, our property catastrophe reinsurance reserves for our more recent reinsured catastrophic events are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, uncertainty due to complex legal and coverage issues that can arise out of large or complex catastrophic events such as the events of September 11, 2001 and hurricane Katrina, and uncertainty as to the magnitude of claims incurred by our customers. As our property catastrophe reinsurance claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As seen in the Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis table below, 62.0% of our inception to date claims and claim expenses in our catastrophe unit were incurred in the 2004, 2005 and 2011 accident years. Due to the size and complexity of the losses in these accident years, there still remains considerable uncertainty as to the ultimate settlement costs associated with these accident years.

Prior Year Development of Reserve for Net Claims and Claim Expenses
Within our property catastrophe reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist us in developing a best estimate. This process is judgmental in that it involves reviewing changes in paid and reported losses each period and adjusting our estimates of the ultimate expected losses for each event if there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. As noted above, the level of our claims and claim expenses associated with certain catastrophes can be very large. As a result, small percentage changes in the estimated ultimate claims and large catastrophe events can significantly impact our reserves for claims and claim expenses in subsequent periods.
The following table details the development of our liability for unpaid claims and claim expenses for the catastrophe reinsurance unit for the year ended December 31, 2011:

Year ended December 31, 2011	Catastrophe Reinsurance Unit
(in thousands)
Catastrophe claims and claim expenses
Large catastrophe events
Tropical Cyclone Tasha (2010)	$13,922
Hurricanes Katrina, Rita and Wilma (2005)	10,008
Chilean Earthquake (2010)	8,455
World Trade Center (2001)	4,701
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	4,076
U.K. Floods (2007)	3,635
Windstorm Kyrill (2007)	2,494
New Zealand Earthquake (2010)	(15,179)
Total large catastrophe events	32,112
Small catastrophe events
U.S. PCS 21 Wildland Fire (2007)	4,554
U.S. PCS 33 Great Midwest Storm (2010)	3,125
U.S. PCS 31 Wind and Thunderstorm (2010)	3,039
U.S. PCS 96 Wind and Thunderstorm (2010)	2,288
Other	14,019
Total small catastrophe events	27,025
Total favorable development of prior accident years claims and claim expenses	$59,137

The favorable development on prior year reserves in 2011 within the Company’s catastrophe reinsurance unit of $59.1 million was due to $27.0 million related to reductions in the estimated ultimate losses of smaller catastrophe events, $32.1 million related to net reductions arising from the estimated ultimate losses of large catastrophe events, including $13.9 million, $10.0 million, $8.5 million and $4.7 million related to tropical cyclone Tasha, the 2005 hurricanes, the Chilean earthquake and the World Trade Center, and partially offset by $15.2 million of adverse development related to the September 2010 New Zealand earthquake.

The following table details the development of our liability for unpaid claims and claim expenses for the catastrophe reinsurance unit for the year ended December 31, 2010:

Year ended December 31, 2010	Catastrophe Reinsurance Unit
(in thousands)
Catastrophe claims and claim expenses
Large catastrophe events
Mature, large catastrophe events
European Windstorm Erwin (2005)	$10,593
World Trade Center (2001)	9,914
Hurricanes Martin and Floyd (1999)	4,822
European Floods (2002)	4,361
U.S. PCS 88 Wind and Thunderstorm (2003)	2,873
Hurricane Isabel (2003)	1,995
U.S. PCS 97 Wildland Fire (2003)	1,231
Windstorm Anatol (1999)	971
Northridge Earthquake (1993)	1,094
Total mature, large catastrophe events	37,854
Buncefield Oil Depot (2005)	27,418
Hurricanes Katrina, Rita and Wilma (2005)	25,482
Hurricanes Gustav and Ike (2008)	10,878
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	8,149
European Windstorm Klaus (2009)	8,000
Total large catastrophe events	117,781
Small catastrophe events
U.S. PCS 78 Wind and Thunderstorm (2009)	3,215
U.S. PCS 66 Wind and Thunderstorm (2009)	3,149
U.S. Winter Storm (2009)	3,000
Hurricane Bill (2009)	2,500
U.S. PCS 82 Wind and Thunderstorm (2009)	2,429
Austrian Floods (2009)	2,356
Other	23,028
Total small catastrophe events	39,677
Total favorable development of prior accident years claims and claim expenses	$157,458

The favorable development of prior accident years claims and claim expenses within the Company's catastrophe reinsurance unit in 2010 of $157.5 million was due in part to reductions of $37.9 million to the estimated ultimate claims of mature, large catastrophe events, such as the 2001 World Trade Center, European windstorm Erwin and the large European windstorms of 1999, for which the claims are principally paid and the amount of additional reported claims had slowed considerably and therefore the ultimate claims were reduced. In addition, the 2005 Buncefield Oil Depot claim was reduced by $27.4 million in 2010, principally due to the underlying insured subrogating its liability and subsequently reimbursing the Company for claims the Company had previously paid to the insured. The ultimate claims associated with the 2005 hurricanes, Katrina, Rita and Wilma, and the 2004 hurricanes, Charley, Frances, Ivan and Jeanne, were reduced by $25.5 million and $8.1 million, respectively, as reported claims came in better than expected in 2010. As discussed below, the Company adopted a new actuarial technique in 2009 to reserve for these hurricanes and the level of reported claims in 2010 was less than the actuarial technique would have indicated, resulting in formulaic decreases to the ultimate claims for these large hurricanes. The ultimate claims associated with the 2008 hurricanes, Gustav and Ike, were reduced by $10.9 million and the 2009 European windstorm Klaus were reduced by $8.0 million in 2010, due to better than expected reported claims activity. The remainder of the favorable development of prior accident years claims and claim expenses was due to a reduction in ultimate claims on a large number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.
The following table details the development of our liability for unpaid claims and claim expenses for the catastrophe reinsurance unit for the year ended December 31, 2009:

Year ended December 31, 2009	Catastrophe Reinsurance Unit
(in thousands)
Catastrophe claims and claim expenses
Large catastrophe events
Hurricanes Gustav and Ike (2008)	$44,664
Hurricanes Katrina, Rita and Wilma (2005)	25,456
Windstorm Kyrill (2007)	16,719
U.K. Floods (2007)	14,589
U.S. PCS 21 California Wildland Fire (2007)	14,085
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	11,302
Total large catastrophe events	126,815
Small catastrophe events
Windstorm Emma (2008)	8,910
U.S. PCS 27 Wind and Thunderstorm (2008)	4,237
Hurricane Dean (2007)	3,889
U.S. PCS 42 Wind and Thunderstorm (2008)	3,862
U.S. PCS 43 Wind and Thunderstorm (2008)	3,171
Other	33,511
Total small catastrophe events	57,580
Total favorable development of prior accident years claims and claim expenses	$184,395

The favorable development of prior accident years claims and claim expenses within the Company's property catastrophe unit of $184.4 million in 2009 includes a $44.7 million reduction in the ultimate claims associated with the 2008 hurricanes, Gustav and Ike. Given the magnitude and the then recent occurrence of the 2008 hurricanes, Gustav and Ike, during the third quarter of 2008, combined with delays in receiving claims data, potential uncertainties related to reinsurance recoveries and other uncertainties inherent in claims estimation, meaningful uncertainty remained regarding the ultimate claims related to these hurricanes at December 31, 2008. Accordingly, as the Company received additional information during 2009, the level of reported claims was less than expected and, as such, the ultimate claims associated with these hurricanes was reduced.
In 2009, the Company reviewed its processes and methodology for estimating the ultimate expected cost to settle all claims arising from certain mature, large U.S. hurricanes. During this process, the Company evaluated several actuarial methodologies including using paid claim development factors, reported claim development factors and ratios of IBNR to case reserves. In this review, among other things, the Company looked at its historical claims experience on these mature large U.S. hurricanes, the amount of case reserves associated with these mature, large U.S. hurricanes and available industry claims information on the same or similar events. The Company determined that the use of the reported claim development factor methodology for these mature, large U.S. hurricanes would provide the Company with the best estimate of ultimate claim in respect of these events. Currently, the Company believes this approach is only applicable for the 2004 and 2005 large hurricanes as it believes that (i) these events have a large enough number of reported claims to be statistically sound, (ii) these events have available industry reported claims information to supplement the Company's own historical reported claim information, and (iii) a sufficient amount of time has passed from the date of claim that the use of an actuarial method could assist in estimating the ultimate costs. The Company implemented this actuarial methodology in 2009 with respect to its 2004 and 2005 hurricane claims. In implementing this actuarial technique, the Company adjusted its ultimate claims at December 31, 2009 on the 2004 hurricanes from 96.6% reported to 98.1% reported and from 93.6% reported to 95.8% reported for the 2005 hurricanes. The impact of these changes within the Company's catastrophe reinsurance unit was a decrease in ultimate claims on the 2004 hurricanes by $12.3 million and by $28.1 million for the Company's 2005 hurricane claims, prior to the impact of changes in the Company's reinsurance recoveries. At December 31, 2010, the Company estimated its reported claims were 99.3% and 98.1% reported for the 2004 and 2005 hurricanes, respectively.
The remainder of the reduction in ultimate claims in 2009 was due to the 2007 European windstorm Kyrill of $16.7 million; the 2007 California wildfires of $14.1 million; the 2007 flooding in the U.K. of $14.6 million; and $57.6 million related to reductions in the ultimate net claims on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires and tornadoes which occurred during the 2006 through 2008 accident years.
Actual Results vs. Initial Estimates
The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our catastrophe unit. As discussed above, the key assumption in estimating reserves for our catastrophe unit is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2009, 2010 and 2011, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2011 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2011 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries. It also does not consider the impact of loss related premium or redeemable noncontrolling interest – DaVinciRe.

Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages)		Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves as of December 31, 2011	% of Claims and Claim Expenses Unpaid as of December 31, 2011
Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	2009	2010	2011
1994	$100,816	$138,107	$137,135	$137,498	$(36,682)	(36.4)%	$644	0.5%
1995	72,561	61,393	61,348	61,345	11,216	15.5%	47	0.1%
1996	67,671	45,213	45,214	45,209	22,462	33.2%	18	—%
1997	43,050	9,046	9,046	9,040	34,010	79.0%	4	—%
1998	129,171	154,670	151,755	151,951	(22,780)	(17.6)%	476	0.3%
1999	267,981	208,367	199,097	198,257	69,724	26.0%	173	0.1%
2000	54,600	17,716	17,794	17,803	36,797	67.4%	46	0.3%
2001	257,285	219,875	212,678	205,078	52,207	20.3%	13,031	6.4%
2002	155,573	71,534	65,486	65,436	90,137	57.9%	596	0.9%
2003	126,312	75,958	68,892	69,057	57,255	45.3%	1,674	2.4%
2004	762,392	830,453	821,350	815,773	(53,381)	(7.0)%	3,153	0.4%
2005	1,473,974	1,348,146	1,283,225	1,272,485	201,489	13.7%	21,864	1.7%
2006	121,754	61,387	60,413	60,313	61,441	50.5%	3,110	5.2%
2007	245,892	151,956	150,809	138,329	107,563	43.7%	39,997	28.9%
2008	599,481	506,721	480,907	481,878	117,603	19.6%	88,853	18.4%
2009	90,800	90,800	53,991	47,189	43,611	48.0%	12,966	27.5%
2010	385,207	—	385,207	355,564	29,643	7.7%	246,332	69.3%
2011	1,243,138	—	—	1,243,138	—	—%	908,924	73.1%
	$6,197,658	$3,991,342	$4,204,347	$5,375,343	$822,315	16.6%	$1,341,908	25.0%

As quantified in the table above, since the inception of the Company in 1993, while we have experienced adverse development from time to time, on a cumulative basis we have experienced $822.3 million of net favorable development on the run-off of our gross reserves within our catastrophe unit. This represents 16.6% of our initial estimated gross claims and claim expenses for accident years 2010 and prior of $5.0 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2011, compared to our initial estimates of ultimate claims and claim expenses, as of the end of each accident year. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year. For example, our 2005 accident year developed favorably by $201.5 million, which is 13.7% better than our initial estimates of claims and claim expenses for the 2005 accident year as estimated as of December 31, 2005, while our 2004 accident year developed unfavorably by $53.4 million, or negative 7.0%. In addition, our 2007 and 2008 accident years have developed favorably by $107.6 million and $117.6 million, respectively, or 43.7% and 19.6%, respectively. On a net basis our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, and redeemable noncontrolling interest for changes in claims and claim expenses that impact DaVinciRe, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.
The percentage of claims unpaid at December 31, 2011 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2004 accident year have to date been paid quickly compared to prior accident years. This is due to the fact that hurricanes Charley, Frances, Ivan and Jeanne which occurred in 2004 have been relatively rapid claims paying events. This is driven in part by the mix of our business in Florida, which primarily includes property catastrophe excess of loss reinsurance for personal lines property coverage, rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, our 2001 accident year, which includes losses from the events of September 11, 2001, includes a higher mix of commercial business and retrocessional coverage where the underlying claims of our cedants tend to be settled and paid more slowly. In addition, claims from our underlying cedants for the 2001 and 2005 accident years are subject to more complex coverage and legal matters due to the complexity of the catastrophic events taking place in those years.
Sensitivity Analysis
The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2011 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events within our property catastrophe reinsurance business unit. The reasonably likely changes are based on an historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.
Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2011	$ Impact of Change on Ultimate Claims and Claim Expenses at December 31, 2011	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2011	% Impact of Change on Net Loss for the Year Ended December 31, 2011	% Impact of Change on Shareholders’ Equity at December 31, 2011
Higher	$6,032,155	$656,812	33.0%	(726.6)%	(18.2)%
Recorded	5,375,343	—	—%	—%	—%
Lower	$4,718,531	$(656,812)	(33.0)%	726.6%	18.2%

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

Specialty Reinsurance
Within our specialty reinsurance business unit we write a number of reinsurance lines such as catastrophe exposed workers’ compensation, surety, terrorism, energy, aviation, crop, political risk, trade credit, financial, catastrophe exposed personal lines property, casualty clash, property per risk, catastrophe exposed personal lines property and other specialty lines of reinsurance, which we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide some proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis. We expanded our specialty reinsurance business in 2002 and have increased our presence in the specialty reinsurance market since that time.
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
When initially developing our reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and reported loss development methods. We elected to use the Bornhuetter-Ferguson actuarial method because this method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that losses are not paid or reported, and it assumes that past experience is not fully representative of the future. As our reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims is reflected in the respective reporting period as a change in estimate. We reevaluate our actuarial reserving techniques on a periodic basis.
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

Prior Year Development of Reserve for Net Claims and Claim Expenses
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
The following table details the development of our liability for unpaid claims and claim expenses for the specialty reinsurance unit for the year ended December 31, 2011 split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Year ended December 31, 2011	Specialty Reinsurance Unit
(in thousands)
Catastrophe claims and claim expenses
Hurricanes Katrina, Rita and Wilma (2005)	$6,215
Chilean Earthquake (2010)	4,688
Tropical Cyclone Tasha (2010)	3,000
Total catastrophe claims and claim expenses	$13,903
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$37,058
Actuarial assumption changes	26,800
Total attritional claims and claim expenses	$63,858
Total favorable development of prior accident years claims and claim expenses	$77,761

The favorable development on prior year reserves in 2011 within our specialty unit of $77.8 million includes: $26.8 million associated with actuarial assumption changes, principally in our workers’ compensation quota share and risk, property risk and energy risk lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected; $13.9 million due to reductions in case reserves and additional case reserves for certain large catastrophe events; and the remainder of $37.1 million due to reported claims coming in better than expected in 2011 on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

The following table details the development of our liability for unpaid claims and claim expenses for the specialty reinsurance unit for the year ended December 31, 2010 split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Year ended December 31, 2010	Specialty Reinsurance Unit
(in thousands)
Catastrophe claims and claim expenses
Large catastrophe events
Hurricanes Katrina, Rita and Wilma (2005)	$5,350
Buncefield Oil Depot (2005)	2,073
Total catastrophe claims and claim expenses	$7,423
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$71,261
Actuarial assumption changes	31,400
Reductions in specific events	18,477
Total attritional claims and claim expenses	$121,138
Total favorable development of prior accident years claims and claim expenses	$128,561

The favorable development of prior accident years claims and claim expenses within the Company's specialty reinsurance unit in 2010 of $128.6 million includes $31.4 million associated with actuarial assumption changes, principally in the Company's casualty clash and surety lines of business, and partially offset by an increase in reserves within the Company's workers compensation per risk line of business, principally as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected; $18.5 million due to reductions in case reserves and additional case reserves, which are reserves established at the contract level for specific events; $7.4 million due to reductions in case reserves and additional case reserves for certain large catastrophe events; and the remainder of $71.3 million due to reported claims coming in better than expected in 2010 on prior accident years events, principally the 2005 through 2009 underwriting years, as a result of the application of the Company's formulaic actuarial reserving methodology.
The following table details the development of our liability for unpaid claims and claim expenses for the specialty reinsurance unit for the year ended December 31, 2009 split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Year ended December 31, 2009	Specialty Reinsurance Unit
(in thousands)
Catastrophe claims and claim expenses
Large catastrophe events
Hurricanes Katrina, Rita and Wilma (2005)	$10,000
Total catastrophe claims and claim expenses	$10,000
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$92,115
Madoff	(32,500)
Subprime	(4,503)
Total attritional claims and claim expenses	$55,112
Total favorable development of prior accident years claims and claim expenses	$65,112

The favorable development of prior accident years claims and claim expenses within the Company's specialty reinsurance unit of $65.1 million in 2009 was principally attributable to lower than expected claims emergence on the 2005 through 2008 underwriting years of $92.1 million, which was driven by the application of the Company's formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves, $10.0 million due to a reduction on one claim on a contract related to the 2005 hurricanes, and partially offset by a $32.5 million increase in the Company's estimated ultimate net claims on the 2008 Madoff matter and a $4.5 million increase due to the subprime claims, with both of these increases driven by higher than expected claims activity.
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
Actual vs. Initial Estimated Specialty Reinsurance Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2009	December 31, 2010	December 31, 2011
2002	77.2%	22.4%	21.5%	20.5%
2003	76.8%	29.8%	28.1%	26.2%
2004	78.2%	41.1%	40.1%	36.9%
2005	78.2%	38.7%	31.6%	29.1%
2006	76.6%	47.9%	36.9%	31.7%
2007	62.9%	64.7%	55.5%	55.6%
2008	57.9%	97.5%	77.1%	74.9%
2009	68.6%	57.4%	50.9%	38.0%
2010	57.7%	—%	84.1%	67.1%
2011	56.8%	—%	—%	73.0%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our specialty reinsurance unit as of the end of each calendar year. Until 2007, our initial estimated ultimate remained relatively constant between 76.6% in 2006 and 78.2% in 2004 and 2005. This reflects the fact that management had not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The principal reason for the modest changes from one underwriting year to the next is that the mix of business has changed. For example, the mix of business for the 2007 through 2011 underwriting years have a lower initial expected ultimate claims and claim expense ratio than in prior years as it is more heavily weighted to business that is expected to produce a lower level of losses. The decrease in the initial estimated ultimate claims and claim expense ratio from 2006 and prior, to 2007 through 2011, also reflects assumption changes made for certain classes of business where our experience, and the industry experience in general, has been better than expected and, as a result, we decreased our initial estimated ultimate claims and claim expense ratio for these classes of business. The decrease in the initial estimated ultimate claims and claim expense ratio for 2010 and 2011, compared to 2009, is principally due to a shift in the mix of business to lower expected loss ratio business, combined with shifts in our assumptions around modeled expected loss ratios and expected reporting patterns. The estimated ultimate net claims and claim expense ratio at December 31, 2011 of 73.0%, increased from the initial estimate of 56.8% primarily as a result of several relatively large claims incurred in 2011 including those associated with the February 2011 New Zealand and Tohoku earthquakes, and the Australian and Thailand floods.
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
As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the events which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2011 impacting our specialty unit principally include hurricanes Katrina, Rita and Wilma, which occurred in 2005. Our estimate of ultimate net claims and claim expenses from hurricanes Katrina, Rita and Wilma, within our specialty reinsurance unit, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $51.6 million at December 31, 2011 (2010 - $57.8 million, 2009 - $63.1 million).
Sensitivity Analysis
The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2011 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2011 claims and claim expense reserves within our specialty reinsurance business unit. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2011	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2011	% Impact of Change on Net Loss for the Year Ended December 31, 2011	% Impact of Change on Shareholders’ Equity at December 31, 2011
Increase expected claims and claim expense ratio by 25%	Slower reporting	$158,074	7.9%	(174.9)%	(4.4)%
Increase expected claims and claim expense ratio by 25%	Expected reporting	75,464	3.8%	(83.5)%	(2.1)%
Increase expected claims and claim expense ratio by 25%	Faster reporting	2,596	0.1%	(2.9)%	(0.1)%
Expected claims and claim expense ratio	Slower reporting	66,088	3.3%	(73.1)%	(1.8)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(58,295)	(2.9)%	64.5%	1.6%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(25,897)	(1.3)%	28.7%	0.7%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(75,464)	(3.8)%	83.5%	2.1%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(119,185)	(6.0)%	131.9%	3.3%

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

Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd's segment for the years ended December 31, 2011, 2010 and 2009:

Year ended December 31,	2011	2010	2009
(in thousands)
Lloyd's	$478	$(197)	$—

We commenced our Lloyd's operations in mid-2009 and the reserve development in this segment since that time has not been significant.
Actual Results vs. Initial Estimates
The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our Lloyd’s segment associated with catastrophe losses. Similar to our catastrophe unit above, the key assumption in estimating reserves for catastrophe losses in our Lloyd’s segment is our estimate of the ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2010 and 2011, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2011 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2011 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries or loss related premium such as reinstatement premium.
Actual vs. Initial Estimated Lloyd’s Segment Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages)
Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves at December 31, 2011	% of Claims and Claim Expenses Unpaid at December 31, 2011
		2009	2010	2011
2010	$5,277	—	$5,277	$5,986	$(709)	(13.4)%	$5,986	100.0%
2011	30,121	—	—	30,121	—	—%	23,555	78.2%
	$35,398	$—	$5,277	$36,107	$(709)	(13.4)%	$29,541	81.8%

Our Lloyd's segment commenced writing business in mid-2009 and experienced its first catastrophe loss in 2010, namely the September 2010 New Zealand earthquake. During 2011, our Lloyd's segment was primarily impacted by the February 2011 New Zealand earthquake, the Tohoku earthquake, the large U.S. tornadoes, hurricane Irene and the Thailand flooding.

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

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2009	December 31, 2010	December 31, 2011
2010	63.3%	—%	62.7%	56.5%
2011	66.0%	—%	—%	83.0%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within specialty insurance and reinsurance in our Lloyd’s segment as of the end of each calendar year.
Sensitivity Analysis
The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2011 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events associated with property catastrophe reinsurance business within our Lloyd’s segment. The reasonably likely changes are based on a historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year.

Lloyd’s Segment Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2011	$ Impact of Change on Ultimate Claims and Claim Expenses at December 31, 2011	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2011	% Impact of Change on Net Loss for the Year Ended December 31, 2011	% Impact of Change on Shareholders’ Equity at December 31, 2011
Higher	$48,905	$12,798	0.6%	(14.2)%	(0.4)%
Recorded	36,107	—	—%	—%	—%
Lower	$23,309	$(12,798)	(0.6)%	14.2%	0.4%

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
Lloyd’s Segment Specialty Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2011	% Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2011	% Impact of Change on Net Loss for the Year Ended December 31, 2011	% Impact of Change on Shareholders’ Equity at December 31, 2011
Increase expected claims and claim expense ratio by 25%	Slower reporting	$21,944	1.1%	(24.3)%	(0.6)%
Increase expected claims and claim expense ratio by 25%	Expected reporting	11,134	0.6%	(12.3)%	(0.3)%
Increase expected claims and claim expense ratio by 25%	Faster reporting	(4,852)	(0.2)%	5.4%	0.1%
Expected claims and claim expense ratio	Slower reporting	8,648	4.0%	(9.6)%	(0.2)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(12,788)	(0.6)%	14.1%	0.4%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(4,647)	(0.2)%	5.1%	0.1%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(11,134)	(0.6)%	12.3%	0.3%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(20,725)	(1.0)%	22.9%	0.6%

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
Development of Prior Year Liability for Unpaid Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Insurance segment for the years ended December 31, 2011, 2010 and 2009 split between large catastrophe events and attritional claims and claim expenses:

Year ended December 31,	2011	2010	2009
(in thousands)
Large catastrophe events	$4,243	$300	$1,603
Attritional claims and claim expenses	1,389	15,615	15,106
Actuarial assumption changes	(10,063)	—	—
Total	$(4,431)	$15,915	$16,709

The adverse development on prior accident years of $4.4 million in 2011 within the Company's Insurance segment was principally due to the construction defect book of business, which experienced higher than expected reported losses, and was subsequently subject to a comprehensive actuarial review during the fourth quarter of 2011, which review resulted in an increase of $10.1 million to the estimated ultimate claims and claim expenses related to this book of business due to changes in the actuarial assumptions. The total gross reserve for claims and claim expenses for the construction defect book of business at December 31, 2011 is $58.8 million. Partially offsetting the adverse development on prior accident years within the construction defect book of business, noted above, was favorable development of $4.2 million related to large catastrophe events, of which $4.6 million related to the 2005 hurricanes, and $1.4 million related to the application of our formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves.

The favorable development of $15.9 million in 2010 on prior accident year claims and claim expenses within the Company's Insurance segment was principally driven by the application of the Company's formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves. There were no significant changes made to the actuarial assumptions in 2010 or to the ultimate claims associated with the large catastrophe events.
The favorable development within the Company's Insurance segment of $16.7 million in 2009 was principally driven by the application of the Company's formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves. During 2009, there were no significant changes made to the actuarial assumptions used as part of the Company's formulaic actuarial reserving methodology noted above. The Company's Insurance segment experienced a $2.1 million decrease in the net ultimate claims and claim expenses associated with the 2004 and 2005 large hurricanes during 2009, including the adoption the actuarial technique noted above for these hurricanes.  The total decrease in net ultimate claims and claim expenses associated with large catastrophes in 2009 was $1.6 million.
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
Actual vs. Initial Estimated Insurance Segment Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2009	December 31, 2010	December 31, 2011
2003	55.3%	30.6%	30.6%	32.6%
2004	50.2%	46.6%	45.1%	45.6%
2005	45.0%	47.5%	46.5%	46.5%
2006	47.4%	39.9%	36.6%	40.6%
2007	45.7%	27.0%	24.3%	24.7%
2008	46.0%	70.6%	68.0%	64.4%
2009	53.0%	89.8%	66.7%	61.5%
2010	57.9%	—%	129.5%	68.9%
2011	—%	—%	—%	—%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our Insurance segment as of the end of each calendar year. Our initial estimated ultimate remained relatively constant between 2005 and 2008. This reflects the fact that management has not made significant changes to its estimated initial expected ultimate claims and claim expense ratio from one period to the next during that period. The principal reason for the changes from one year to the next, for example, the 2009 through 2010 underwriting years, is that the mix of business has changed. As each underwriting year has developed, our re-estimated ultimate claims and claim expense ratios have generally been reduced until recently. This reflects the impact of actual experience in our Insurance business where actual paid and reported losses to date for attritional losses are less than originally expected. For the years 2008 through 2010, our re-estimated ultimate claims and claim expense ratios increased from the initial estimate due to reported losses exceeding our initial estimate within our Insurance segment’s commercial property line of business, combined with a relatively low level of net premiums earned during those periods for our commercial property line of business. As described above, under the Bornhuetter-Ferguson actuarial method less weight is placed on initial estimates and more weight is placed on actual experience as our claims and claim expense reserves age.
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

(in thousands)		Re-estimated Claims and Claim Expenses at
Events (Accident Year)	Initial Estimate of Accident Year Claims and Claim Expenses	December 31, 2009	December 31, 2010	December 31, 2011	Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Estimate	Claims and Claim Expense Reserves at December 31, 2011	% of Claims and Claim Expenses Unpaid at December 31, 2011
Charley, Frances, Ivan and Jeanne (2004)	$210,323	$250,493	$249,949	$249,456	$(39,133)	(18.6)%	$605	0.2%
Katrina, Rita and Wilma (2005)	311,312	295,765	297,596	293,477	17,835	5.7%	1,990	0.7%
Gustav and Ike (2008)	19,258	19,410	19,849	18,500	758	3.9%	5,970	32.3%
	$540,893	$565,668	$567,394	$561,433	$(20,540)	(3.8)%	$8,565	1.5%

Sensitivity Analysis
The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2011 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2011 claims and claim expense reserves within our Insurance segment. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries or loss related premium and is before tax.

Insurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2011	% Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2011	% Impact of Change on Net Loss for the Year Ended December 31, 2011	% Impact of Change on Shareholders’ Equity at December 31, 2011
Increase expected claims and claim expense ratio by 25%	Slower reporting	$36,491	1.8%	(40.4)%	(1.0)%
Increase expected claims and claim expense ratio by 25%	Expected reporting	13,718	0.7%	(15.2)%	(0.4)%
Increase expected claims and claim expense ratio by 25%	Faster reporting	(967)	—%	1.1%	—%
Expected claims and claim expense ratio	Slower reporting	18,218	0.9%	(20.2)%	(0.5)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(11,749)	(0.6)%	13.0%	0.3%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(55)	—%	0.1%	—%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(13,718)	(0.7)%	15.2%	0.4%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(22,530)	(1.1)%	24.9%	0.6%

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
We estimate our valuation allowance by applying specific percentages against each recovery based on our counterparty’s credit rating.  The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates.  We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors.  The valuation allowance recorded against reinsurance recoverable was $7.3 million at December 31, 2011 (2010 - $3.5 million). The reinsurers with the three largest balances accounted for 27.3%, 14.9% and 12.4%, respectively, of our reinsurance recoverable balance at December 31, 2011 (2010 - 31.7%, 13.7% and 12.7%, respectively). The three largest company-specific components of the valuation allowance represented 34.2%, 27.3% and 12.0%, respectively, of our total valuation allowance at December 31, 2011 (2010 - 57.0%, 24.9% and 3.7%, respectively).
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement of the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability.
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
There have been no material changes in our valuation techniques, nor have there been any transfers between Level 1 and Level 2, during the period represented by these consolidated financial statements. The Company transferred $6.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder to Level 3, from Level 2, at the end of the period.
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount of such assets and liabilities on our consolidated balance sheet:

At December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Fixed maturity investments	$4,433,517	$885,152	$3,520,604	$27,761
Short term investments	905,477	—	905,477	—
Equity investments trading	50,560	50,560	—	—
Other investments	748,984	—	352,458	396,526
Other assets and (liabilities) (1)	16,071	(6,162)	(6,293)	28,526
	$6,154,609	$929,550	$4,772,246	$452,813
Percentage of total fair value assets and liabilities	100.0%	15.1%	77.5%	7.4%

(1)
Other assets of $1.0 million, $5.8 million and $71.9 million are included in Level 1, Level 2 and Level 3, respectively. Other liabilities of $7.2 million, $12.1 million and $43.4 million are included in Level 1, Level 2 and Level 3, respectively.

As at December 31, 2011, we classified $496.2 million and $43.4 million of assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 6.4% and 1.2% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.
See “Note 6. Fair Value Measurements in our Notes to Consolidated Financial Statements” for additional information about fair value measurements.

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
In assessing our intent to sell securities, our procedures may include actions such as discussing planned sales with our third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of our intent to sell or hold the relevant securities. The Company recognized a total of $0.0 million of other-than-temporary impairments due to our intent to sell these securities during the year ended December 31, 2011 (2010 - $0.0 million).
In assessing whether it is more likely than not that we will be required to sell a security before its anticipated recovery, we consider various factors including our future cash flow forecasts and requirements, legal and regulatory requirements, the level of our cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2011 we recognized $0.0 million of other-than-temporary impairments due to required sales (2010 – $0.0 million).
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
Once we determine that it is possible that a credit loss may exist for a security, we perform a detailed review of the cash flows expected to be collected from the issuer. We estimate expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the year ended December 31, 2011, we recognized $0.6 million and $0.1 million of credit related other-than-temporary impairments which were recognized in earnings and other than-temporary impairments related to other factors which were recognized in other comprehensive income, respectively (2010 – $0.8 million and $2 thousand, respectively). At December 31, 2011, our gross unrealized losses on fixed maturity investments available for sale totaled $0.8 million.

Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is impaired and is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2011, we had $70.7 million (2010 - $85.6 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $9.0 million of goodwill and $24.5 million of other intangible assets (2010 – $8.5 million and $29.7 million).
In determining whether an equity method investment is impaired, we look at a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. In doing this, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. During the year ended December 31, 2011, we recorded $0.0 million (2010 - $0.8 million, 2009 - $0.0 million) other-than-temporary impairment charges related to investments in other ventures, under the equity method.
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
We test goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets and is tested based on the cash flows they produce. There are generally many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. As at December 31, 2011, excluding the amounts recorded in investments in other ventures, under equity method, as noted above, our consolidated balance sheets include $5.9 million of goodwill (2010 - $8.2 million) and $3.0 million of other intangible assets (2010 - $6.5 million). Impairment charges were $5.2 million during the year ended December 31, 2011 (2010 - $0.0 million, 2009 - $0.0 million).

Income Taxes
Income taxes have been provided in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of the Company's assets and liabilities. Such temporary differences are primarily due to net operating loss carryforwards, deferred interest expense, tax sharing obligations and GAAP versus tax basis accounting differences related to accrued expenses and investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.
At December 31, 2011, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $34.6 million (2010 - $2.9 million) and $35.0 million (2010 - $3.5 million), respectively (see “Note 14. Taxation in our Notes to Consolidated Financial Statements” for additional information).  At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.  Losses incurred within our U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss for the three year period ended December 31, 2011. Effective December 31, 2011, our valuation allowance was reassessed and we now believe that it is more likely than not that we will not be able to recover our U.S. net deferred tax asset. At December 31, 2011, our U.S. tax-paying subsidiaries had a net deferred tax asset of $26.4 million, for which a full valuation allowance was established during the fourth quarter of 2011. The remaining valuation allowance as of December 31, 2011 relates exclusively to our operations in Ireland and the U.K. Our Ireland and U.K. operations have produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover our net deferred tax assets from these operations.
The Company has unrecognized tax benefits of $3.3 million as of December 31, 2011 (2010 - $0.0 million). Due to the unrecognized tax benefits being attributable to a temporary difference and the Company's U.S. net operating loss carryforward position, unrecognized tax benefits, if recognized, would have no affect on the Company's effective tax rate or on tax payments made to government authorities. Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense.  At December 31, 2011, interest and penalties accrued on unrecognized tax benefits was $0.0 million. Income tax returns filed for tax years 2008 through 2010, 2007 through 2010 and 2010, are open for examination by the Internal Revenue Service, Irish tax authorities and U.K. tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS FOR 2011, 2010 AND 2009

Year ended December 31,	2011	2010	2009
(in thousands, except per share amounts and percentages)
Highlights
Gross premiums written	$1,434,976	$1,165,295	$1,228,881
Net premiums written	1,012,773	848,965	838,333
Net premiums earned	951,049	864,921	882,204
Net claims and claim expenses incurred	861,179	129,345	(70,698)
Underwriting (loss) income	(177,172)	474,573	695,200
Net investment income	118,000	203,955	318,179
Net realized and unrealized gains on investments	70,668	144,444	93,679
Net other-than-temporary impairments	(552)	(829)	(22,450)
(Loss) income from continuing operations	(74,502)	798,482	1,045,959
(Loss) income from discontinued operations	(15,890)	62,670	6,700
Net (loss) income	(90,392)	861,152	1,052,659
Net (loss) income (attributable) available to RenaissanceRe common shareholders	(92,235)	702,613	838,858
Total assets	$7,744,912	$8,138,278	$7,926,212
Total shareholders’ equity attributable to RenaissanceRe	$3,605,193	$3,936,325	$3,840,786
Per share data
(Loss) income from continuing operations (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(1.53)	$11.18	$13.29
(Loss) income from discontinued operations per common share – diluted	(0.31)	1.13	0.11
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(1.84)	$12.31	$13.40

Dividends per common share	$1.04	$1.00	$0.96

Book value per common share	$59.27	$62.58	$51.68
Accumulated dividends per common share	10.92	9.88	8.88
Book value per common share plus accumulated dividends	$70.19	$72.46	$60.56
Change in book value per common share plus change in accumulated dividends	(3.6)%	23.0%	35.9%
Key ratios
Net claims and claim expense ratio – current accident year	104.4%	49.9%	22.2%
Net claims and claim expense ratio – prior accident years	(13.8)%	(34.9)%	(30.2)%
Net claims and claim expense ratio – calendar year	90.6%	15.0%	(8.0)%
Underwriting expense ratio	28.0%	30.1%	29.2%
Combined ratio	118.6%	45.1%	21.2%

Return on average common equity	(3.0)%	21.7%	30.2%

Net loss attributable to RenaissanceRe common shareholders was $92.2 million in 2011, compared to $702.6 million of net income available to RenaissanceRe common shareholders in 2010, a decrease of $794.8 million. In 2009, we generated income available to RenaissanceRe common shareholders of $838.9 million. As a result of our net loss attributable to RenaissanceRe common shareholders in 2011, we generated a negative return on average common equity of 3.0% and our book value per common share decreased from $62.58 at December 31, 2010 to $59.27 at December 31, 2011, a 3.6% decrease, after considering the change in accumulated dividends paid to our common shareholders. In 2010 and 2009, we generated returns on average common equity of 21.7% and 30.2%, respectively, and increased our book value per common share plus the change in accumulated dividends by 23.0% and 35.9%, respectively.
The most significant events affecting our financial performance during 2011, on a comparative basis to 2010 include:

•
Significant Catastrophe Events and Corresponding Underwriting Losses - our underwriting loss of $177.2 million in 2011 deteriorated $651.7 million from underwriting income of $474.6 million in 2010, primarily due to $725.2 million of underwriting losses as a result of a number of large losses, namely the February 2011 New Zealand and Tohoku earthquakes, the large U.S. tornadoes, the Australian floods, losses arising from certain aggregate contracts, hurricane Irene and the Thailand floods (collectively referred to as the “Large 2011 Losses”), and resulted in $559.5 million of net negative impact, compared to $211.7 million of net negative impact from the large losses of 2010, an increase of $347.9 million, as detailed below;

•
Lower Favorable Development on Prior Years Claims and Claim Expenses - favorable development on prior years claims and claim expenses decreased $170.1 million to $132.0 million in 2011, compared to $302.1 million in 2010, and was comprised primarily of $136.9 million related to our Reinsurance segment, as detailed below;

•
Lower Investment Results - net investment income and net realized and unrealized gains on investments deteriorated $86.0 million and $73.8 million, respectively, compared to 2010. The decrease in our investment results was primarily due to lower total returns on the fixed maturity investments portfolio, a decrease in the returns from our hedge fund and private equity investments due to relatively weaker performance, and lower returns on certain non-investment grade allocations included in other investments;

•
Other (Loss) Income - our other (loss) income deteriorated $41.8 million to a loss of $0.7 million in 2011, compared to income of $41.1 million in 2010, primarily the result of $45.0 million of trading losses within the Company's weather and energy risk management operations due to the unusually warm weather experienced in the United Kingdom and certain parts of the the United States during the fourth quarter of 2011, compared to trading income of $8.1 million in 2010, more than offsetting our ceded reinsurance contracts accounted for at fair value which generated $37.4 million in income in 2011, compared to $5.2 million in 2010, principally as a result of net recoverables from the Tohoku earthquake;

•
Equity in Losses of Other Ventures - our equity in losses of other ventures deteriorated to a loss of $36.5 million in 2011, compared to a loss of $11.8 million in 2010. The decrease is primarily due to our equity investment in Top Layer Re which incurred a loss of $37.5 million in 2011, compared to a loss of $12.1 million in 2010, a deterioration of $25.4 million, principally due to current accident year claims and claim expenses in Top Layer Re related to the February 2011 New Zealand earthquake and the Tohoku earthquake;

•
Loss from Discontinued Operations - our loss from discontinued operations is $15.9 million in 2011, compared to income from discontinued operations of $62.7 million in 2010, and is primarily due to certain tax related adjustments and the recognition of a $10.0 million expense related to a contractually agreed obligation to pay, or otherwise reimburse, QBE for amounts up to $10.0 million in respect of net adverse development on prior accident years net claims and claims expenses for reserves that were sold to QBE.  Income from discontinued operations in 2010 is primarily due to underwriting income of $57.0 million which was principally attributable to strong underwriting results for the 2010 crop year; and partially offset by

•
Net Loss Attributable to Redeemable Noncontrolling Interest - DaVinciRe - our net loss attributable to redeemable noncontrolling interest - DaVinciRe was $33.7 million in 2011, compared to net income attributable to redeemable noncontrolling interest - DaVinciRe of $116.5 million in 2010, a change of $150.2 million, and principally due to a significant reduction in underwriting income, due to the increase in current accident year net claims and claim expenses, combined with lower investment results, as noted above, which also impacted DaVinciRe and together resulted in a net loss for 2011, compared to net income in 2010, and consequently decreased redeemable noncontrolling interest - DaVinciRe.

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

•
Lower Investment Results – including a $114.2 million decrease in net investment income, partially offset by a $50.8 million increase in net realized and unrealized gains on fixed maturity investments and a $21.6 million decrease in net other-than-temporary impairments, which collectively decreased our net income by $41.8 million in 2010, compared to 2009. The decrease in our investment results was primarily due to lower total returns in the fixed maturity investments portfolio, lower returns in certain of the Company’s non-investment grade allocations, which the Company includes in other investments, and partially offset by higher returns in the Company’s hedge funds and private equity investments. The $50.8 million increase in net realized and unrealized gains on fixed maturity investments is due in part to the fact that during the fourth quarter of 2009, we started designating, upon acquisition, certain fixed maturity investments as trading, rather than available for sale, and as a result, $24.8 million of net unrealized gains on these securities are recorded in net realized and unrealized gains on fixed maturity investments in our consolidated statements of operations in 2010 rather than in accumulated other comprehensive income in shareholders’ equity. The reduction in net other-than-temporary impairments was due in part to our adoption in the second quarter of 2009 of new guidance on the recognition and presentation of other-than-temporary impairments, as well as improving market conditions for our investments, and the designation upon acquisition, of a significant portion of our fixed maturity investments as trading, rather than as available for sale; and partially offset by

•
Lower Net Income Attributable to Redeemable Noncontrolling Interest – DaVinciRe – our net income attributable to redeemable noncontrolling interest – DaVinciRe decreased $55.1 million principally due to a reduction in DaVinciRe’s underwriting income, due to an increase in current accident year net claims and claim expenses primarily due to the 2010 earthquakes, which also impacted DaVinciRe and decreased its net income in 2010, and consequently decreased redeemable noncontrolling interest – DaVinciRe, combined with an increase in our ownership of DaVinciRe to 41.2% in 2010, compared to 38.2% in 2009; and

•
Increased Other Income – other income increased $39.3 million, to $41.1 million in 2010, compared to 2009, primarily the result of: a $15.8 million gain on the sale of our interest in ChannelRe in 2010; a $10.1 million positive mark-to-market on the Platinum warrants, compared to $5.0 million in 2009, due to the increase in the common share price of Platinum during 2010; a reduction in other losses associated with our weather-related and loss mitigation activities of $11.1 million in 2010; a $37.8 million improvement in other income associated with the fair value of the assumed and ceded reinsurance contracts accounted for at fair value or as deposits; and partially offset by a decrease of $29.0 million in other income from our weather and energy risk management operations due to overall less favorable trading conditions experienced in 2010, compared to 2009.

Net Negative Impact of Specific Events
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, redeemable noncontrolling interest - DaVinci Re and equity in the net claims and claim expenses of Top Layer Re, and other income in respect of ceded reinsurance contracts accounted for at fair value. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of the various catastrophe events described herein, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. In addition, a significant portion of the net claims and claim expenses associated with the February 2011 New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.
See the supplemental financial data below for additional information detailing the net negative impact of the Large 2011 Losses, on our consolidated financial statements for 2011.

	Large 2011 Losses
Year ended December 31, 2011	February 2011 New Zealand Earthquake	Tohoku Earthquake	Large U.S. Tornadoes	Australian Floods	Aggregate Contracts	Hurricane Irene	Thailand Floods	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(273,596)	$(284,348)	$(135,090)	$(12,273)	$(33,080)	$(32,530)	$(76,437)	$(847,354)
Assumed reinstatement premiums earned	49,878	60,914	23,273	1,694	1,524	5,874	17,144	160,301
Ceded reinstatement premiums earned	(3,542)	(26,004)	—	—	—	—	—	(29,546)
Lost profit commissions	(7,522)	(331)	(151)	(348)	—	—	(245)	(8,597)
Net negative impact on underwriting result	(234,782)	(249,769)	(111,968)	(10,927)	(31,556)	(26,656)	(59,538)	(725,196)
Equity in net claims and claim expenses of Top Layer Re	(23,757)	(26,243)	—	—	—	—	—	(50,000)
Recoveries from ceded reinsurance contracts accounted for at fair value	—	45,000	—	—	—	—	—	45,000
Redeemable noncontrolling interest - DaVinciRe	55,748	53,669	32,941	1,182	4,944	7,698	14,474	170,656
Net negative impact	$(202,791)	$(177,343)	$(79,027)	$(9,745)	$(26,612)	$(18,958)	$(45,064)	$(559,540)
Percentage point impact on consolidated combined ratio	25.0	26.5	11.6	1.1	3.3	2.7	6.0	85.4

Net negative impact on Reinsurance segment underwriting result	$(228,756)	$(237,480)	$(109,043)	$(10,927)	$(31,556)	$(24,156)	$(53,538)	$(695,456)
Net negative impact on Lloyd's segment underwriting result	(6,026)	(12,289)	(2,925)	—	—	(2,500)	(6,000)	(29,740)
Net negative impact on underwriting result	$(234,782)	$(249,769)	$(111,968)	$(10,927)	$(31,556)	$(26,656)	$(59,538)	$(725,196)

See the supplemental financial data below for additional information detailing the net negative impact due to the large catastrophes of 2010, namely, the September 2010 New Zealand and Chilean earthquakes, on our consolidated financial statements for 2010.

Year ended December 31, 2010	September 2010 New Zealand Earthquake	Chilean Earthquake	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(135,292)	$(129,770)	$(265,062)
Net reinstatement premiums earned	2,532	25,508	28,040
Lost profit commissions	(9,730)	(5,372)	(15,102)
Net impact on underwriting result	(142,490)	(109,634)	(252,124)
Equity in losses of Top Layer Re	(23,940)	—	(23,940)
Redeemable noncontrolling interest – DaVinciRe	38,352	26,032	64,384
Net negative impact	$(128,078)	$(83,602)	$(211,680)
Percentage point impact on consolidated combined ratio	16.7	14.7	32.0

Net negative impact on Reinsurance segment underwriting result	$(137,283)	$(109,634)	$(246,917)
Net negative impact on Lloyd’s segment underwriting result	(5,207)	—	(5,207)
Net negative impact on underwriting result	$(142,490)	$(109,634)	$(252,124)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Year ended December 31,	2011	2010	2009
(in thousands, except percentages)
Gross premiums written (1)	$1,323,187	$1,123,619	$1,210,795
Net premiums written	$913,499	$809,719	$839,023
Net premiums earned	$873,088	$838,790	$849,725
Net claims and claim expenses incurred	783,704	113,804	(87,639)
Acquisition expenses	82,978	77,954	78,848
Operational expenses	131,251	129,990	139,328
Underwriting (loss) income	$(124,845)	$517,042	$719,188

Net claims and claim expenses incurred – current accident year	$920,602	$399,823	$161,868
Net claims and claim expenses incurred – prior accident years	(136,898)	(286,019)	(249,507)
Net claims and claim expenses incurred – total	$783,704	$113,804	$(87,639)

Net claims and claim expense ratio – current accident year	105.4%	47.7%	19.0%
Net claims and claim expense ratio – prior accident years	(15.6)%	(34.1)%	(29.3)%
Net claims and claim expense ratio – calendar year	89.8%	13.6%	(10.3)%
Underwriting expense ratio	24.5%	24.8%	25.7%
Combined ratio	114.3%	38.4%	15.4%

(1)	Includes gross premiums written of $0.0 million assumed from the Insurance segment for the year ended December 31, 2011 (2010 - $9.5 million, 2009 - $12.7 million).
Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $199.6 million, or 17.8%, to $1,323.2 million in 2011, compared to $1,123.6 million in 2010, primarily due to an increase in gross premiums written in the catastrophe unit which was positively impacted by reinstatement premiums written on the Large 2011 Losses. Excluding the impact of $159.8 million and $28.0 million of reinstatement premiums written in 2011 and 2010, respectively, gross premiums written increased $67.8 million, or 6.2%, primarily due to improving market conditions in our core catastrophe markets during the June and July 2011 renewals, and partially offset by the softer market conditions in our core markets during the January 2011 renewals. In addition, our specialty reinsurance gross premiums written increased $16.5 million, or 12.8%, to $145.9 million, compared to $129.4 million in 2010, primarily due to the inception of some new contracts during 2011 which met our risk-adjusted return thresholds.
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

Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions. In addition, our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium as we have found business derived from exposures in Europe and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes. A summary of gross premiums written allocated by territory of coverage for our Reinsurance segment is included in "Item 1. Business - Geographic Breakdown".
Ceded Premiums Written

Year ended December 31,	2011	2010	2009
(in thousands)
Ceded premiums written – Reinsurance segment	$409,688	$313,900	$371,772

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
Ceded premiums written increased by $95.8 million in 2011, compared to 2010, principally due to our decision to purchase additional reinsurance protection, combined with $28.0 million of reinstatement premiums related to recoveries on certain programs impacted by the February 2011 New Zealand and Tohoku earthquakes.
Ceded premiums written decreased by $57.9 million in 2010, compared to 2009, principally due to the non-renewal of Timicuan Reinsurance II Ltd., to which the Company ceded $32.0 million of assumed catastrophe premiums in 2009, combined with the our decision to reduce our reinsurance protection given the insufficiently priced coverage being available during 2010.
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
Reinsurance Segment Underwriting Results – Our Reinsurance segment incurred an underwriting loss of $124.8 million in 2011, compared to $517.0 million of underwriting income in 2010, a decrease of $641.9 million. In 2011, our Reinsurance segment generated a net claims and claim expense ratio of 89.8%, an underwriting expense ratio of 24.5% and a combined ratio of 114.3%, compared to 13.6%, 24.8% and 38.4%, respectively, in 2010.
The $641.9 million decrease in the Reinsurance segment's underwriting result and 75.9 percentage point increase in the combined ratio was principally due to a $520.8 million increase in current accident year losses and a $149.1 million decrease in favorable development on prior years reserves in 2011, compared to 2010. The increase in current accident year losses was primarily due to the Large 2011 Losses, which negatively impacted the Reinsurance segment's underwriting result and combined ratio by $695.5 million and 91.3 percentage points, respectively, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

	Large 2011 Losses
Year ended December 31, 2011	February 2011 New Zealand Earthquake	Tohoku Earthquake	Large U.S. Tornadoes	Australian Floods	Aggregate Contracts	Hurricane Irene	Thailand Floods	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(267,570)	$(273,334)	$(131,965)	$(12,273)	$(33,080)	$(30,030)	$(70,437)	$(818,689)
Assumed reinstatement premiums earned	49,878	60,603	23,073	1,694	1,524	5,874	17,144	159,790
Ceded reinstatement premiums earned	(3,542)	(24,418)	—	—	—	—	—	(27,960)
Lost profit commissions	(7,522)	(331)	(151)	(348)	—	—	(245)	(8,597)
Net negative impact on Reinsurance segment underwriting result	$(228,756)	$(237,480)	$(109,043)	$(10,927)	$(31,556)	$(24,156)	$(53,538)	$(695,456)
Percentage point impact on Reinsurance segment combined ratio	26.9	27.8	12.4	1.2	3.6	2.7	6.0	91.3

Net negative impact on catastrophe unit underwriting result	$(222,256)	$(229,980)	$(109,043)	$(4,927)	$(31,556)	$(24,156)	$(47,538)	$(669,456)
Net negative impact on specialty unit underwriting result	(6,500)	(7,500)	—	(6,000)	—	—	(6,000)	(26,000)
Net negative impact on Reinsurance segment underwriting result	$(228,756)	$(237,480)	$(109,043)	$(10,927)	$(31,556)	$(24,156)	$(53,538)	$(695,456)

Our Reinsurance segment generated $517.0 million of underwriting income and had a combined ratio of 38.4% in 2010, compared to $719.2 million of underwriting income and a 15.4% combined ratio in 2009. The $202.1 million decrease in underwriting income was primarily due to a $238.0 million increase in current accident year net claims and claim expenses due to a comparably high level of insured catastrophes occurring in 2010 compared to 2009, specifically the comparative impact of the September 2010 New Zealand and Chilean earthquakes noted below, which added $259.9 million in net claims and claim expenses and 32.6 percentage points to the Reinsurance segment’s combined ratio in 2010, and estimated ultimate claims and claims expenses related to tropical storm Tasha of $18.1million.

Year ended December 31, 2010	September 2010 New Zealand Earthquake	Chilean Earthquake	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(130,085)	$(129,770)	$(259,855)
Net reinstatement premiums earned	2,532	25,508	28,040
Lost profit commissions	(9,730)	(5,372)	(15,102)
Net impact on Reinsurance segment underwriting result	$(137,283)	$(109,634)	$(246,917)
Percentage point impact on Reinsurance segment combined ratio	16.6	15.4	32.6

Our underwriting results over the last three years have been, and may well continue to be, impacted by prior accident year reserve development. Our Reinsurance segment prior year reserves experienced $136.9 million, $286.0 million and $249.5 million of net favorable development in 2011, 2010 and 2009, respectively. The favorable development on prior year reserves in 2011 included $59.1 million related to our catastrophe reinsurance unit and $77.8 million related to our specialty reinsurance unit. The favorable development on prior year reserves in 2011 within the catastrophe reinsurance unit of $59.1 million was due to $27.0 million related to reductions in the estimated ultimate losses of smaller catastrophe events, $32.1 million arising from net reductions to the estimated ultimate losses of large catastrophe events, including $13.9 million, $10.0 million, $8.5 million and $4.7 million related to tropical cyclone Tasha, the 2005 hurricanes, the Chilean earthquake and the World Trade Center, and partially offset by $15.2 million of adverse development related to the September 2010 New Zealand earthquake. The favorable development within the specialty reinsurance unit included $37.1 million due to reported losses developing more favorably than expected during 2011 on prior accident years events, $26.8 million associated with actuarial assumption changes, principally in our workers’ compensation quota share and risk, property risk and energy risk lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, and $13.9 million related to a decrease in case reserves and additional case reserves, which are established at the contract level for specific loss or large events.
The favorable development on prior year reserves in 2010 included $157.5 million related to our catastrophe reinsurance unit and $128.6 million related to our specialty reinsurance unit. The favorable development within the catastrophe reinsurance unit was due to reductions of $37.9 million to the estimated ultimate losses of mature, large, mainly international catastrophe events, combined with reductions in net ultimate losses associated with the 2005 Buncefield Oil Depot loss of $27.4 million, the 2005 hurricanes of $25.5 million, the 2008 hurricanes of $10.9 million, European windstorm Klaus of $8.0 million and the 2004 hurricanes of $8.1 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes. The favorable development within the specialty unit includes $31.4 million associated with actuarial assumption changes made in the first quarter of 2010, principally in the casualty clash and surety lines of business, and partially offset by an increase in reserves within the workers compensation per risk line of business, principally as a result of revised initial expected loss ratios and loss development factors due to actual experience coming in better than expected; $25.9 million due to a decrease in case reserves and additional case reserves; and reported losses developing more favorably than expected in 2010 on prior accident years events.
Losses from our property catastrophe reinsurance and specialty reinsurance policies can be infrequent, but severe, as demonstrated by our 2011 results. During periods with low levels of property catastrophe loss activity, such as 2009, we have the potential to produce a low level of losses and a related increase in underwriting income. As described above, we believe there has been an increase in the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, a longer-term trend towards global warming, or both or other factors.
Our underwriting expenses consist of acquisition expenses and operational expenses. Acquisition expenses consist of the costs to acquire premiums and are principally comprised of broker commissions and excise taxes. Acquisition expenses are driven by contract terms and are normally a set percentage of premiums and, accordingly, these costs will normally move in line with the fluctuation in gross premiums earned. Our acquisition expense ratio was 9.5%, 9.3% and 9.3% in 2011, 2010 and 2009, respectively, and has remained relatively constant.
Operating expenses consist primarily of salaries and other general and administrative expenses. For 2011, operating expenses increased $1.3 million, or 1.0%, to $131.3 million, compared to $130.0 million in 2010. Operating expenses decreased $9.3 million, or 6.7%, to $130.0 million in 2010, compared to $139.3 million in 2009. The decrease in operating expenses in the Reinsurance segment for 2010 is primarily due to a change in our internal allocation of certain expenses as a result of increased percentage allocations to other business units due to growth in those business units. Our operating expense ratio may increase over time, as a result of factors including the absolute and comparative growth of our operating expenses, further refinements to internal expense allocations, and market trends and dynamics.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $58.3 million, $56.5 million and $70.0 million in 2011, 2010 and 2009, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 6.7%, 6.7% and 8.2% for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest –

DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $77.0 million, $91.6 million and $124.0 million for the years ending December 31, 2011, 2010 and 2009, respectively.
Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Year ended December 31,	2011	2010	2009
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$742,236	$630,080	$706,947
DaVinci	435,060	364,153	389,502
Total property catastrophe gross premiums written (1)	$1,177,296	$994,233	$1,096,449
Net premiums written	$773,560	$685,393	$732,886
Net premiums earned	$737,545	$721,419	$705,598
Net claims and claim expenses incurred	770,350	153,290	(102,072)
Acquisition expenses	62,882	63,889	55,198
Operational expenses	100,932	104,535	103,040
Underwriting (loss) income	$(196,619)	$399,705	$649,432

Net claims and claim expenses incurred – current accident year	$829,487	$310,748	$82,323
Net claims and claim expenses incurred – prior accident years	(59,137)	(157,458)	(184,395)
Net claims and claim expenses incurred – total	$770,350	$153,290	$(102,072)

Net claims and claim expense ratio – current accident year	112.5%	43.1%	11.7%
Net claims and claim expense ratio – prior accident years	(8.1)%	(21.9)%	(26.2)%
Net claims and claim expense ratio – calendar year	104.4%	21.2%	(14.5)%
Underwriting expense ratio	22.3%	23.4%	22.5%
Combined ratio	126.7%	44.6%	8.0%

(1)	Includes gross premiums written of $0.0 million assumed from the Insurance segment for the year ended December 31, 2011 (2010 - $9.5 million, 2009 - $12.7 million).
Catastrophe Reinsurance Gross Premiums Written – In 2011, our catastrophe reinsurance gross premiums written increased by $183.1 million, or 18.4%, to $1,177.3 million, compared to $994.2 million in 2010. The increase is due in part to reinstatement premiums written on Large 2011 Losses, and the improving market conditions in our core markets during the June and July 2011 renewals, partially offset by the then softer market conditions in our core markets during the January 2011 renewals. Excluding the impact of $159.8 million and $28.0 million of reinstatement premiums written in 2011 and 2010, respectively, our catastrophe unit gross premiums written increased $51.3 million, or 5.3%, in 2011.
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
Catastrophe Reinsurance Underwriting Results – Our catastrophe unit incurred an underwriting loss of $196.6 million in 2011, compared to underwriting income of $399.7 million in 2010, a decrease of $596.3 million. The decrease in underwriting income was primarily due to a $518.7 million increase in current accident year claims and claim expenses as a result of the Large 2011 Losses and a decrease of $98.3 million in favorable development on prior accident years claims and claim expenses, and partially offset by a $16.1 million increase in net premiums earned due to the reinstatement premiums written and earned, noted above.
In 2011, our catastrophe unit generated a net claims and claim expense ratio of 104.4%, an underwriting expense ratio of 22.3% and a combined ratio of 126.7%, compared to 21.2%, 23.4% and 44.6%, respectively, in 2010. The decrease in the underwriting expense ratio to 22.3% in 2011, from 23.4% in 2010, was driven in part by an increase in net premiums earned as a result of the reinstatement premiums written and earned, which do not incur additional acquisition expenses, as well as a $3.6 million reduction in operating expenses. The increase in current accident year losses was primarily due to the Large 2011 Losses, which negatively impacted the catastrophe unit's underwriting results and combined ratio by $669.5 million and 104.8 percentage points, respectively, after considering the impact of net reinstatement premiums earned and lost profit commissions related to these events, as detailed in the table below.

	Large 2011 Losses
Year ended December 31, 2011	February 2011 New Zealand Earthquake	Tohoku Earthquake	Large U.S. Tornadoes	Australian Floods	Aggregate Contracts	Hurricane Irene	Thailand Floods	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(261,070)	$(265,834)	$(131,965)	$(6,273)	$(33,080)	$(30,030)	$(64,437)	$(792,689)
Assumed reinstatement premiums earned	49,878	60,603	23,073	1,694	1,524	5,874	17,144	159,790
Ceded reinstatement premiums earned	(3,542)	(24,418)	—	—	—	—	—	(27,960)
Lost profit commissions	(7,522)	(331)	(151)	(348)	—	—	(245)	(8,597)
Net negative impact on catastrophe unit underwriting result	$(222,256)	$(229,980)	$(109,043)	$(4,927)	$(31,556)	$(24,156)	$(47,538)	$(669,456)
Percentage point impact on catastrophe unit combined ratio	30.4	31.5	14.4	0.6	4.3	3.1	6.0	104.8

Our catastrophe unit generated $399.7 million of underwriting income in 2010, compared to $649.4 million in 2009, a decrease of $249.7 million. The decrease in underwriting income was due primarily to a $255.4 million increase in net claims and claim expenses as a result of $252.4 million of net claims and claim expenses related to the 2010 earthquakes and a $10.2 million increase in underwriting expenses, and partially offset by a $15.8 million increase in net premiums earned. Net premiums earned in 2010 included $28.0 million of reinstatement premiums earned as a result of the 2010 earthquakes. The September 2010 New Zealand and Chilean earthquakes added 36.8 percentage points to the catastrophe unit’s combined ratio for 2010 as detailed in the table below:

Year ended December 31, 2010	September 2010 New Zealand Earthquake	Chilean Earthquake	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(130,085)	$(122,270)	$(252,355)
Net reinstatement premiums earned	2,532	25,508	28,040
Lost profit commissions	(9,730)	(5,372)	(15,102)
Net impact on catastrophe unit underwriting result	$(137,283)	$(102,134)	$(239,417)
Percentage point impact on catastrophe unit combined ratio	19.3	16.7	36.8

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
During 2011, we experienced $59.1 million of favorable development on prior year reserves, compared to $157.5 million of favorable development on prior years reserves in 2010. The favorable development on prior year reserves in 2011 within the catastrophe reinsurance unit of $59.1 million was due to $27.0 million related to reductions in the estimated ultimate losses of smaller catastrophe events, $32.1 million arising from net reductions to the estimated ultimate losses of large catastrophe events, including $13.9 million, $10.0 million, $8.5 million and $4.7 million related to tropical cyclone Tasha, the 2005 hurricanes, the Chilean earthquake and the World Trade Center, and partially offset by $15.2 million of adverse development related to the September 2010 New Zealand earthquake. See “Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
During 2010, we experienced $157.5 million of favorable development on prior year reserves due in part to reductions of $37.9 million to the estimated ultimate losses of mature, large, mainly international catastrophe events, combined with reductions in net ultimate losses associated with the 2005 Buncefield Oil Depot loss of $27.4 million, the 2005 hurricanes of $25.5 million, the 2008 hurricanes of $10.9 million, European windstorm Klaus of $8.0 million and the 2004 hurricanes of $8.1 million, with the remainder due to a reduction in ultimate losses on a large number of relatively small catastrophes.

Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Year ended December 31,	2011	2010	2009
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$144,192	$126,848	$111,889
DaVinci	1,699	2,538	2,457
Total specialty gross premiums written	$145,891	$129,386	$114,346
Net premiums written	$139,939	$124,326	$106,137
Net premiums earned	$135,543	$117,371	$144,127
Net claims and claim expenses incurred	13,354	(39,486)	14,433
Acquisition expenses	20,096	14,065	23,650
Operational expenses	30,319	25,455	36,288
Underwriting income	$71,774	$117,337	$69,756

Net claims and claim expenses incurred – current accident year	$91,115	$89,075	$79,545
Net claims and claim expenses incurred – prior accident years	(77,761)	(128,561)	(65,112)
Net claims and claim expenses incurred – total	$13,354	$(39,486)	$14,433

Net claims and claim expense ratio – current accident year	67.2%	75.9%	55.2%
Net claims and claim expense ratio – prior accident years	(57.3)%	(109.5)%	(45.2)%
Net claims and claim expense ratio – calendar year	9.9%	(33.6)%	10.0%
Underwriting expense ratio	37.1%	33.6%	41.6%
Combined ratio	47.0%	—%	51.6%

Specialty Reinsurance Gross Premiums Written – In 2011, our specialty reinsurance gross premiums written increased $16.5 million, or 12.8%, to $145.9 million, compared to $129.4 million in 2010, primarily due to the inception of new contracts during 2011 which met our risk-adjusted return thresholds.
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
Specialty Reinsurance Underwriting Results – Our specialty unit generated $71.8 million of underwriting income in 2011, compared to $117.3 million in 2010, a decrease of $45.6 million, principally due to a $52.8 million increase in net claims and claim expenses. The $52.8 million increase in net claims and claim expenses is primarily driven by a $50.8 million decrease in favorable development on prior accident year net claims and claim expenses, as discussed below. Included in current accident year net claims and claim expenses of $91.1 million are estimated losses associated with several large events including the Tohoku earthquake of $7.5 million, the February 2011 New Zealand earthquake of $6.5 million, the Australian floods of $6.0 million and the Thailand floods of $6.0 million. In 2011, our specialty unit generated a net claims and claim expense ratio of 9.9%, an underwriting expense ratio of 37.1% and a combined ratio of 47.0%, compared to negative 33.6%, 33.6% and 0.0%, respectively, in 2010. The 3.5 percentage point increase in the underwriting expense ratio was principally driven by an increase in operational expenses due to higher allocated operating expenses and a relative increase in contracts with higher acquisition expense ratios during 2011.

Our specialty reinsurance unit generated $117.3 million of underwriting income in 2010, compared to $69.8 million in 2009, an increase of $47.6 million, primarily due to decreases of $53.9 million and $20.4 million in net claims and claim expenses and underwriting expenses, respectively, and partially offset by a $26.8 million decrease in net premiums earned. Current accident year losses in 2010 of $89.1 million were up $9.5 million from $79.5 million in 2009, and include $15.0 million of loss reserves established in 2010 associated with the Deepwater Horizon oil rig event. In 2010, our specialty reinsurance unit generated a net claims and claim expense ratio of negative 33.6%, an underwriting expense ratio of 33.6% and a combined ratio of 0.0%, compared to 10.0%, 41.6% and 51.6%, respectively, in 2009. The net claims and claim expense ratio of negative 33.6% in 2010 is driven by the favorable development on prior accident years of $128.6 million exceeding current accident year claims of $89.1 million. The 8.0 percentage point decrease in the specialty unit’s underwriting expenses ratio in 2010, compared to 2009, is primarily due to the non-renewal and portfolio transfer out of a catastrophe exposed personal lines property quota share contract, which carried higher acquisition costs than the business we wrote in 2010.
The favorable development of $77.8 million within our specialty reinsurance unit in 2011 included $37.1 million due to reported losses developing more favorably than expected during 2011 on prior accident years events, $26.8 million associated with actuarial assumption changes, principally in our workers’ compensation quota share and risk, property risk and energy risk lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, and $13.9 million related to a decrease in case reserves and additional case reserves, which are established at the contract level for specific loss or large events. See “Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
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

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Year ended December 31,	2011	2010
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$83,641	$34,065
Catastrophe	27,943	14,724
Insurance	—	17,420
Total Lloyd’s gross premiums written (1)	$111,584	$66,209
Net premiums written	$98,617	$61,189
Net premiums earned	$76,386	$50,204
Net claims and claim expenses incurred	73,259	25,676
Acquisition expenses	14,031	10,784
Operational expenses	36,732	24,837
Underwriting loss	$(47,636)	$(11,093)

Net claims and claim expenses incurred – current accident year	$72,781	$25,873
Net claims and claim expenses incurred – prior accident years	478	(197)
Net claims and claim expenses incurred – total	$73,259	$25,676

Net claims and claim expense ratio – current accident year	95.3%	51.5%
Net claims and claim expense ratio – prior accident years	0.6%	(0.4)%
Net claims and claim expense ratio – calendar year	95.9%	51.1%
Underwriting expense ratio	66.5%	71.0%
Combined ratio	162.4%	122.1%

(1)
Includes gross premiums written of $0.0 million and $0.1 million assumed from the Insurance and Reinsurance segments, respectively, for the year ended December 31, 2011 (2010 - $17.4 million and $0.2 million, respectively).

In 2009, we established Syndicate 1458, a Lloyd’s syndicate, to start writing certain lines of insurance and reinsurance business. The syndicate was established to enhance our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. Our Lloyd’s segment reflects results principally from our subsidiary, Syndicate 1458, our corporate capital vehicle, RenaissanceRe CCL, prior to its inter-company cession of Syndicate 1458 business to Renaissance Reinsurance, and our managing agency, RSML. The results of our Lloyd’s unit were not significant in 2009; however, we expect its absolute and relative contributions to our consolidated results of operations to continue to grow over time.
Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $45.4 million, or 68.5% to $111.6 million in 2011, compared to $66.2 million in 2010. Excluding the impact of an intercompany quota share agreement in the second quarter of 2010, gross premiums written in the Lloyd's segment increased $63.0 million, or 129.7%, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business, most notably its casualty lines of business.
Gross premiums written in the Lloyd’s segment in 2010 were $66.2 million, and include $34.1 million of specialty premiums, $17.4 million of insurance premiums and $14.7 million of property catastrophe premiums.

Lloyd’s Underwriting Results – Our Lloyd's segment incurred an underwriting loss of $47.6 million and a combined ratio of 162.4% in 2011, compared to an underwriting loss of $11.1 million and a combined ratio of 122.1% in 2010. Our Lloyd's segment was negatively impacted by the Large 2011 Losses which resulted in $29.7 million of underwriting losses and increased the combined ratio by 39.3 percentage points. Operational expenses increased $11.9 million, to $36.7 million in 2011, compared to 2010, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 66.5% in 2011, from 71.0% in 2010, was primarily driven by the increase in net premiums earned.
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
Insurance segment
Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview
Year ended December 31,	2011	2010	2009
(in thousands, except percentages)
Gross premiums written	$282	$2,585	$30,736
Net premiums written	$657	$(21,943)	$(690)
Net premiums earned	$1,575	$(24,073)	$32,479
Net claims and claim expenses incurred	4,216	(10,135)	16,941
Acquisition expenses	367	6,223	25,302
Operational expenses	1,683	11,215	14,224
Underwriting loss	$(4,691)	$(31,376)	$(23,988)

Net claims and claim expenses incurred – current accident year	$(215)	$5,780	$33,650
Net claims and claim expenses incurred – prior accident years	4,431	(15,915)	(16,709)
Net claims and claim expenses incurred – total	$4,216	$(10,135)	$16,941

Net claims and claim expense ratio – current accident year	(13.7)%	(24.0)%	103.6%
Net claims and claim expense ratio – prior accident years	281.4%	66.1%	(51.4)%
Net claims and claim expense ratio – calendar year	267.7%	42.1%	52.2%
Underwriting expense ratio	130.1%	(72.4)%	121.7%
Combined ratio	397.8%	(30.3)%	173.9%

Insurance Segment Gross Premiums Written – Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities for our Insurance segment. Gross premiums written in our Insurance segment during 2011 are primarily attributable to premium adjustments on prior underwriting year contracts.
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

Insurance Segment Underwriting Results – Our Insurance segment incurred an underwriting loss of $4.7 million in 2011, primarily due to adverse development on prior accident years of $4.4 million. The adverse development in 2011 was principally due to the construction defect book of business, which experienced higher than expected reported losses, and was subsequently subject to a comprehensive actuarial review during the fourth quarter of 2011, which review resulted in an increase of $10.1 million to the estimated ultimate claims and claim expenses related to this book of business due to changes in the actuarial assumptions. The total gross reserve for claims and claim expenses for the construction defect book of business at December 31, 2011 is $58.8 million. Partially offsetting the adverse development on prior accident years within the construction defect book of business, noted above, was favorable development of $4.2 million related to large catastrophe events, of which $4.6 million related to the 2005 hurricanes and $1.4 million related to the application of our formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves.
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
Net Investment Income

Year ended December 31,	2011	2010	2009
(in thousands)
Fixed maturity investments	$89,858	$108,195	$160,476
Short term investments	1,666	2,318	4,139
Equity investments trading	471	—	—
Other investments
Hedge funds and private equity investments	27,541	64,419	18,279
Other	8,458	39,305	145,367
Cash and cash equivalents	163	277	600
	128,157	214,514	328,861
Investment expenses	(10,157)	(10,559)	(10,682)
Net investment income	$118,000	$203,955	$318,179

Net investment income was $118.0 million in 2011, compared to $204.0 million in 2010. The $86.0 million decrease in net investment income was principally driven by a $36.9 million decrease in the returns from our hedge fund and private equity investments due to lower returns in 2011, a $30.8 million decrease in the returns on certain non-investment grade investments included in other investments, and an $18.3 million decrease in net investment income related to fixed maturity investments, which was driven by a widening in credit spreads during 2011, and included $26.7 million of losses on derivatives and futures used to hedge the interest rate exposure of credit sensitive fixed maturity investments. Historically low interest rates as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $12.7 million in 2011, compared to $57.5 million in 2010.

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
Net investment income was $204.0 million in 2010, compared to $318.2 million in 2009. The $114.2 million decrease in net investment income was principally driven by a $106.1 million decrease from our other investments, primarily due to lower average invested assets in senior secured bank loan funds in 2010, compared to 2009, combined with a $52.3 million decrease in net investment income from our fixed maturity investments due to lower yields during 2010, compared to 2009. Partially offsetting the decreases noted above, was net investment income from our hedge funds and private equity investments which increased $46.1 million due to higher total returns, principally from private equity investments. Our hedge funds, private equity and other investments are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $57.5 million in 2010, compared to $88.5 million in 2009.
Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Year ended December 31,	2011	2010	2009
(in thousands)
Gross realized gains	$79,358	$138,814	$143,173
Gross realized losses	(30,659)	(19,147)	(38,655)
Net realized gains on fixed maturity investments	48,699	119,667	104,518
Net unrealized gains (losses) on fixed maturity investments trading	19,404	24,777	(10,839)
Net unrealized gains on equity investments trading	2,565	—	—
Net realized and unrealized gains on investments	$70,668	$144,444	$93,679
Total other-than-temporary impairments	(630)	(831)	(26,968)
Portion recognized in other comprehensive income, before taxes	78	2	4,518
Net other-than-temporary impairments	$(552)	$(829)	$(22,450)

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
As noted above, commencing in the first quarter of 2011, we established a portfolio of certain publicly traded equities which are reflected in our consolidated balance sheet as equity investments trading. This portfolio of equity investments is carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains (losses) on investments, in our consolidated statements of operations. We expect to add to this portfolio during subsequent periods, although we do not expect it to come to represent a material portion of our invested assets or our financial results for the reasonably foreseeable period. Included in net realized and unrealized gains on investment in 2011 is $2.6 million of net unrealized gains on equity investment trading due to increases in the share prices of our equity positions.
Net realized and unrealized gains on investments were $70.7 million in 2011, compared to $144.4 million in 2010, a decrease of $73.8 million. The unrealized gains on our fixed maturity investments trading of $19.4 million during the 2011 decreased $5.4 million, compared to $24.8 million in 2010, primarily as a result of an increase in credit spreads during 2011.

Net realized gains on fixed maturity investments were $119.7 million in 2010, compared to $104.5 million in 2009, an increase of $15.1 million, as a result of a $19.5 million decrease in gross realized losses and a $4.4 million decrease in gross realized gains. Net other-than-temporary impairments recognized in earnings were $0.8 million in 2010 compared to $22.5 million for 2009. Net other-than-temporary impairments relate to our fixed maturity investments available for sale. Of the total other-than-temporary impairment charges in 2010, $0.8 million was recognized in earnings and includes $0.8 million for credit losses and $0.0 million for investments we intend to sell, and $2 thousand related to other factors recorded as an unrealized loss in accumulated other comprehensive income. Under the new guidance which became effective in the second quarter of 2009, we recognize other-than-temporary impairments in earnings for impaired fixed maturity investments available for sale (i) for which we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery and (iii) for those securities which have a credit loss.
Equity in (Losses) Earnings of Other Ventures

Year ended December 31,	2011	2010	2009
(in thousands)
Tower Hill Companies	$2,923	$1,151	$(2,083)
Top Layer Re	(37,471)	(12,103)	12,619
Other	(1,985)	(862)	440
Total equity in (losses) earnings of other ventures	$(36,533)	$(11,814)	$10,976

Equity in (losses) earnings of other ventures primarily represents our pro-rata share of the net (loss) income from our investments in the Tower Hill Companies and Top Layer Re. Equity in losses of other ventures was $36.5 million in 2011, compared to of $11.8 million in 2010. The $24.7 million deterioration in equity in losses of other ventures was primarily due to our equity in losses of Top Layer Re of $37.5 million during 2011, primarily as a result of Top Layer Re experiencing net claims and claim expenses related to the February 2011 New Zealand and Tohoku earthquakes. During 2011, we sold our entire ownership interest in NBIC Holdings, Inc. (“NBIC”), a holding company for a specialty underwriter of homeowners' insurance products and services, for $12.0 million. Included in Other in the table above, is equity in losses of NBIC of $2.8 million.
Equity in losses of other ventures was $11.8 million in 2010, compared to equity in earnings of other ventures of $11.0 million in 2009. The $22.8 million decrease was primarily due to our equity in losses of Top Layer Re of $12.1 million during 2010, compared to equity in earnings of $12.6 million in 2009, as a result of Top Layer Re experiencing net claims and claim expenses related to the September 2010 New Zealand earthquake.
The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other (Loss) Income

Year ended December 31,	2011	2010	2009
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$37,414	$5,214	$(32,635)
Gain on NBIC	4,836	—	—
Mark-to-market on Platinum warrant	2,975	10,054	4,958
Gain on sale of ChannelRe	—	15,835	—
Weather and energy risk management operations	(45,030)	8,149	37,184
Other	(880)	1,868	(7,709)
Total other (loss) income	$(685)	$41,120	$1,798

In 2011, we incurred an other loss of $0.7 million, compared to generating $41.1 million of other income in 2010. The $41.8 million decrease is primarily due to losses from our weather and energy risk management operations of $45.0 million due to the unusually warm weather experienced in the United Kingdom and certain parts of the United States during the fourth quarter of 2011, compared to income of $8.1 million in 2010, combined with two nonrecurring items: a decrease in the mark-to-market adjustment on the Platinum warrant due to its sale during the first quarter of 2011, and the absence of a gain of $15.8 million which occurred in the third quarter of 2010 on the sale of our entire ownership in ChannelRe Holdings Ltd. ("ChannelRe"), as noted below. Offsetting the items noted above, was other income of $37.4 million generated by our assumed and ceded reinsurance contracts accounted for at fair value, compared to $5.2 million in 2010, principally as a result of net recoverables from the Tohoku earthquake and a gain on sale of NBIC of $4.8 million, as noted above.
In 2010, we generated $41.1 million of other income, compared to $1.8 million in 2009. We sold our entire ownership interest in ChannelRe, a financial guaranty reinsurance company, for $15.8 million in July 2010 and recorded other income of $15.8 million as a result of the sale. We no longer have an ownership interest in ChannelRe and have no contractual obligations to provide capital or other financial support to ChannelRe. Other income attributable to our weather and energy risk management operations of $8.1 million in 2010, decreased $29.0 million, from other income of $37.2 million in 2009, due to a combination of less favorable net positions in respect of certain weather outcomes, lower business volume and less liquidity in the markets in which we operate. Our assumed and ceded reinsurance contracts accounted for as derivatives and deposits generated $5.2 million in other income in 2010, compared to an other loss of $32.6 million in 2009, an improvement of $37.8 million, primarily due to less ceded reinsurance contracts that were accounted for at fair value in 2010, compared to 2009.
Certain contracts we enter into in our weather and energy risk operations are based in part on proprietary weather forecasts provided by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.  We continue to allocate an increased amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. We also continually seek new markets and relationships for our weather and energy risk products, including by leveraging strategic affiliations and ceding risk where appropriate.  Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.  We have expanded our weather and energy risk management operations in the last several years to include weather contingent energy products and by increasing the size and volume of transactions with respect to our previously existing weather and energy risk management operations.  The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities.  We are currently in the process of enhancing our weather and energy risk management infrastructure and operations to expand our participation in physical delivery and settlement of various of our energy products with our customers. These activities present certain operational as well as financial risks, which we seek to mitigate.
Corporate Expenses

Year ended December 31,	2011	2010	2009
(in thousands)
Other corporate expenses	$19,939	$22,130	$21,683
Internal review and external investigation related expenses	(1,675)	(1,994)	(9,025)
Total corporate expenses	$18,264	$20,136	$12,658

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $18.3 million in 2011, compared to $20.1 million in 2010, with the decrease primarily due to a decrease in legal and consulting expenses. Included in corporate expenses during 2011, was $5.2 million of impairment charges related to goodwill and intangible assets and a corporate insurance recovery of $1.7 million.
Corporate expenses were $20.1 million in 2010, compared to $12.7 million in 2009, with the increase primarily due to a reduction in the recognition of a corporate insurance recovery.

Interest Expense and Preferred Share Dividends

Year ended December 31,	2011	2010	2009
(in thousands)
Interest expense
DaVinciRe revolving credit facility	$474	$2,029	$3,192
RenaissanceRe revolving credit facility	—	—	3,398
$100 million 5.875% Senior Notes	5,875	5,875	5,875
$250 million 5.75% Senior Notes	14,375	11,373	—
Other	2,644	2,552	2,646
Total interest expense	23,368	21,829	15,111
Preferred share dividends
$100 million 7.30% Series B Preference Shares	—	7,118	7,300
$250 million 6.08% Series C Preference Shares	15,200	15,200	15,200
$300 million 6.60% Series D Preference Shares	19,800	19,800	19,800
Total preferred share dividends	35,000	42,118	42,300
Total interest expense and preferred share dividends	$58,368	$63,947	$57,411

Interest expense increased $1.5 million to $23.4 million in 2011, compared to $21.8 million in 2010, primarily due to a full year of interest expense on the $250.0 million of 5.75% Senior Notes which were issued by RRNAH on March 17, 2010. During 2011, our preferred share dividends decreased $7.1 million to $35.0 million, compared to $42.1 million in 2010, principally due to the the redemption of our 7.30% Series B Preference Shares on December 20, 2010, as noted below.
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
Income Tax Benefit (Expense)

Year ended December 31,	2011	2010	2009
(in thousands)
Income tax benefit (expense)	$315	$6,124	$(10,031)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal. During 2011 and 2010, we generated an income tax benefit of $0.3 million and $6.1 million, respectively, which was principally the result of our U.S. operations incurring pretax losses, compared to an income tax expense of $10.0 million in 2009, which was principally the result of our U.S. operations generating pretax income.
Our valuation allowance totaled $35.0 million and $3.5 million at December 31, 2011 and 2010, respectively. Losses incurred within our U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss for the three year period ended December 31, 2011. Effective December 31, 2011, our valuation allowance was reassessed and we now believe that it is more likely than not that we will not be able to recover our U.S. net deferred tax asset. At December 31, 2011, our U.S. tax-paying subsidiaries had a net deferred tax asset of $26.4 million, for which a full valuation allowance was established during the fourth quarter of 2011. The remaining valuation allowance as of December 31, 2011 relates exclusively to our operations in Ireland and the U.K. Our Ireland and U.K. operations have produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover our net deferred tax assets from these jurisdictions. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand. In addition, it is possible that we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.
Net Loss (Income) Attributable to Noncontrolling Interests

Year ended December 31,	2011	2010	2009
(in thousands)
Net loss (income) attributable to noncontrolling interests	$33,157	$(116,421)	$(171,501)

Our net loss attributable to the noncontrolling interests was $33.2 million in 2011, compared to net income attributable to noncontrolling interests of $116.4 million in 2010. The change is primarily due to net losses of DaVinciRe as DaVinciRe incurred an underwriting loss in 2011, compared to underwriting income in 2010, principally due to the Large 2011 Losses, as discussed above.
The net income attributable to the noncontrolling interests decreased $55.1 million to $116.4 million in 2010, compared to $171.5 million in 2009, primarily due to the decreased profitability of DaVinciRe. The change in net income attributable to noncontrolling interests was driven by DaVinciRe generating lower underwriting income in 2010, compared to 2009, principally due to the 2010 earthquakes and also due to an increase in our ownership of DaVinciRe to 41.2% in 2010, compared to 38.2% in 2009.
In January 2011, DaVinciRe redeemed the shares of certain third party DaVinciRe shareholders. As a result of this transaction, our ownership interest in DaVinciRe increased to 44.0% effective January 1, 2011.
Effective January 1, 2012, we sold a portion of our DaVinciRe shares to a new third party shareholder and subsequent to this transaction, our ownership interest in DaVinciRe decreased to 34.7% effective January 1, 2012. We expect our ownership in DaVinciRe to fluctuate over time.
(Loss) Income from Discontinued Operations

Year ended December 31,	2011	2010	2009
(in thousands)
(Loss) income from discontinued operations	$(15,890)	$62,670	$6,700

(Loss) income from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Loss from discontinued operations of $15.9 million in 2011 is primarily due to certain tax related adjustments and the recognition of a $10.0 million expense related to a contractually agreed obligation to pay, or otherwise reimburse, QBE for amounts potentially up to $10.0 million in respect of net adverse development on prior accident years net claims and claims expenses for reserves that were sold to QBE.  We recognized a $10.0 million liability and corresponding expense related to the reserve collar due to purported net adverse development on prior accident years net claims and claim expenses.  The $10.0 million represents the maximum amount payable under the reserve collar. We continue to evaluate any favorable or adverse developments related to the reserve collar pursuant to the terms of the Stock Purchase Agreement with QBE.
Included in income from discontinued operations in 2010 is underwriting income of $57.0 million, compared to $1.9 million in 2009. The $55.1 million increase in underwriting income is primarily attributable to strong underwriting results for the 2010 crop year. Included in the underwriting result for 2010 and 2009 was favorable (adverse) development on prior accident years of $56.0 million and $(21.7) million, respectively. The favorable development on prior accident years in 2010 was primarily related to the crop insurance line of business which experienced a decrease in the frequency and severity of reported loss activity in 2010 on the 2009 crop year. The adverse development on prior accident years in 2009 was primarily related to the crop insurance line of business which experienced an increase in the severity of reported loss activity in 2009 on the 2008 crop year.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2011, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2.7 billion (2010 - $3.3 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $552.9 million (2010 – $483.3 million). During 2011, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. (“RenRe Insurance”) returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received of $6.7 million, $77.9 million and $547.3 million, respectively (2010 – $513.1 million, $0.0 million and $69.8 million, respectively).
Under the Insurance Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR model. The BSCR is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a TCL for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2011 BSCR for Renaissance Reinsurance and DaVinci must be filed with the BMA on or before April 30, 2012; at this time we believe both companies will exceed the target level of required capital.
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the FSA under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At December 31, 2011, the Company maintained $118.5 million and £24.5 million as a Funds at Lloyd’s facility (2010 – $74.3 million and £15.0 million). In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at December 31, 2011.
As discussed in the “Capital Resources” section below, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level. Although not required to maintain Top Layer Re's minimum solvency margin as defined by the BMA, nor mandatorily obligated to, Renaissance Reinsurance contributed $38.5 million in additional paid-in capital to Top Layer Re during 2011, following the February 2011 New Zealand and Tohoku earthquakes.

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
Cash Flows and Liquidity

Year ended December 31,	2011	2010	2009
(in thousands)
Net cash provided by operating activities	$165,933	$494,720	$588,889
Net cash provided by (used in) investing activities	315,031	108,610	(115,817)
Net cash used in financing activities	(542,236)	(531,592)	(485,772)
Effect of exchange rate changes on foreign currency cash	518	(1,003)	(1,276)
Net (decrease) increase in cash and cash equivalents	(60,754)	70,735	(13,976)
Net decrease in cash and cash equivalents of discontinued operations	—	3,891	31,961
Cash and cash equivalents, beginning of period	277,738	203,112	185,127
Cash and cash equivalents, end of period	$216,984	$277,738	$203,112

During 2011, our cash and cash equivalents decreased $60.8 million, to $217.0 million at December 31, 2011, compared to $277.7 million at December 31, 2010.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2011 were $165.9 million, compared to $494.7 million in 2010. Cash flows provided by operating activities during 2011 were primarily the result of certain adjustments to reconcile our net loss of $90.4 million to net cash provided by operating activities, including: an increase in our reserve for claims and claim expenses of $734.5 million driven by the significant catastrophes in 2011; an increase in unearned premiums of $61.5 million due to growth in our gross premiums written; and partially offset by an increase in premiums receivable and reinsurance recoverable of $149.8 million and $302.3 million, respectively; a decrease in reinsurance balances payable of $61.1 million; and net realized and unrealized gains on investments of $70.7 million. As discussed under “Summary of Results of Operations for 2011, 2010 and 2009”, we incurred significant underwriting losses and lower investment results, which contributed to the decrease in cash flows provided by operating activities.
Cash flows provided by investing activities. During 2011, our cash flows provided by investing activities were $315.0 million, which principally reflected $269.5 million in net proceeds from the sale of substantially all of our U.S.-based insurance operations to QBE and $47.9 million related to the sale of our Platinum warrant during the first quarter of 2011. In response to the large catastrophes of 2011 and our payment of valid claims quickly, we had net sales of short term investments of $103.1 million. In addition, we invested a portion of our net cash provided by operating activities in fixed maturity investments and investments in other ventures.
Cash flows used in financing activities. Our cash flows used in financing activities in 2011 were $542.2 million, principally comprised of the repurchase of $191.6 million of our common shares, the payment of $53.5 million and $35.0 million in dividends to our common and preferred shareholders, respectively, the repurchase of $132.2 million of DaVinciRe shares and the repayment of the outstanding principal of the DaVinciRe revolving credit facility of $200.0 million, as discussed below in the “Capital Resources” section. Partially offsetting the above cash flows used in financing activities was a $70.0 million cash inflow attributable to redeemable noncontrolling interest related to the DaVinciRe equity capital raise executed during the second quarter of 2011.
During 2010, our cash and cash equivalents increased $74.6 million, to $277.7 million at December 31, 2010, compared to $203.1 million at December 31, 2009, which excludes a decrease of $3.9 million in cash and cash equivalents related to our discontinued operations held for sale. The following discussion of our cash flows includes the results of operations and financial position of our discontinued operations held for sale at December 31, 2010, related to the sale of substantially all of our U.S.-based insurance operations.

Cash flows provided by operating activities. Cash flows provided by operating activities in 2010 were $494.7 million, which consisted of, among other items, our net income of $861.2 million, partially offset by a decrease in the reserve for claims and claim expenses of $170.0 million, net realized and unrealized investment gains on fixed maturity investments of $151.2 million and unrealized gains included in net investment income of $57.5 million related to our other investments. As discussed under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Summary of Results of Operations for 2011, 2010 and 2009”, we generated strong underwriting and investment results, which contributed to the $494.7 million in cash flows provided by operating activities. In addition, as noted above, the reserve for claims and claim expenses decreased $170.0 million in 2010, primarily as a result of $402.3 million of paid claims and claim expenses during 2010, partially offset by incurred claims and claim expenses of $242.5 million. Our 2010 cash flows provided by operating activities were primarily used to support our common share repurchase activities as discussed below.
Cash flows provided by investing activities. During 2010, our cash flows provided by investing activities were $108.6 million, which principally reflects our decision to decrease our allocation to other investments, specifically hedge funds, resulting in net sales of other investments of $122.1 million. In addition, during 2010 we continued to transition our portfolio of fixed maturity investments available for sale to trading. Our 2010 cash flows provided by investing activities were primarily used to support our common share repurchase activities as discussed below.
Cash flows used in financing activities. Our cash flows used in financing activities in 2010 were $531.6 million. We used the cash flows generated from our operating and investing activities to return capital to our shareholders as we were in an excess capital position in 2010. This included repurchasing $448.9 million of our common shares, redeeming $100.0 million of our 7.30% Series B Preference Shares as discussed below, paying $55.9 million and $42.1 million in dividends to our common and preferred shareholders, respectively, and repurchasing $136.7 million of DaVinciRe shares from third party shareholders. This was partially offset by the issuance of $250.0 million of 5.75% Senior Notes for $249.1 million.
We have generated cash flows from operations for the three year period between 2009 and 2011 significantly in excess of our operating commitments. However, because a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of the 2010 and 2011 large loss events, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.
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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At December 31, 2011	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$681,771	$271,990	$388,147	$1,341,908
Specialty	120,189	49,840	301,589	471,618
Total Reinsurance	801,960	321,830	689,736	1,813,526
Lloyd’s	17,909	14,459	55,127	87,495
Insurance	32,944	3,515	54,874	91,333
Total	$852,813	$339,804	$799,737	$1,992,354

At December 31, 2010
(in thousands)
Catastrophe	$173,157	$281,202	$163,021	$617,380
Specialty	102,521	60,196	350,573	513,290
Total Reinsurance	275,678	341,398	513,594	1,130,670
Lloyd's	172	6,874	12,985	20,031
Insurance	40,943	3,317	62,882	107,142
Total	$316,793	$351,589	$589,461	$1,257,843

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the year ended December 31, 2011, changes to prior year estimated claims reserves decreased our net loss by $132.0 million (2010 - increased our net income by $302.1 million, 2009 - increased our net income by $266.2 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.
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
Our estimates of losses from the large events of 2011, 2010 and 2008 are based on factors including currently available information derived from the Company's claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for the 2011 and 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, September 2010 New Zealand, February 2011 New Zealand and Tohoku earthquakes); and in the case of the Australian flooding and the recent Thailand flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. In addition, a significant portion of the net claims and claim expenses associated with the New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially with regard to the Tohoku earthquake and Thailand flooding, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Capital Resources
Our total capital resources are as follows:

At December 31,	2011	2010
(in thousands)
Common shareholders’ equity	$3,055,193	$3,386,325
Preference shares	550,000	550,000
Total shareholders’ equity attributable to RenaissanceRe	3,605,193	3,936,325
5.875% Senior Notes	100,000	100,000
5.750% Senior Notes	249,247	249,155
RenaissanceRe revolving credit facility – borrowed	—	—
RenaissanceRe revolving credit facility – unborrowed	150,000	150,000
DaVinciRe revolving credit facility – borrowed	—	200,000
DaVinciRe revolving credit facility – unborrowed	—	—
Renaissance Trading credit facility – borrowed	4,373	—
Renaissance Trading credit facility – unborrowed	5,627	10,000
Total capital resources	$4,114,440	$4,645,480

In 2011, our capital resources decreased by $531.0 million, principally due to a decrease in shareholders' equity as a result of our comprehensive loss attributable to RenaissanceRe of $65.3 million, $53.5 million of dividends on our common shares, $191.6 million of common share repurchases as discussed in more detail in “Item 5. Issuer Repurchases of Equity Securities”, and the repayment on April 1, 2011 of the outstanding principal of $200.0 million under, and subsequent termination of, the DaVinciRe revolving credit facility, as more fully discussed below.
Preference Shares
In December 2006, we raised $300.0 million through the issuance of 12 million Series D Preference Shares; in March 2004, we raised $250.0 million through the issuance of 10 million Series C Preference Shares; and in February 2003, we raised $100.0 million through the issuance of 4 million Series B Preference Shares. On November 17, 2010, we gave redemption notices to the holders of the 7.30% Series B Preference Shares to redeem such shares for $25 per share. On December 20, 2010, we redeemed all of the issued and outstanding 7.30% Series B Preference Shares for $100.0 million plus accrued and unpaid dividends thereon. The Series D and Series C Preference Shares may be redeemed at $25 per share at our option on or after December 1, 2011 and March 23, 2009, respectively. Dividends on the Series D and Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60% and 6.08%, respectively, when, if and as declared by the Board of Directors. The preference shares have no stated maturity and are not convertible into any other of our securities.
5.875% Senior Notes
In January 2003, we issued $100.0 million of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by us prior to maturity, subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.
5.75% Senior Notes
On March 17, 2010, RRNAH issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity, subject to payment of a "make-whole" premium. The notes were issued pursuant to an Indenture, dated as of March 17, 2010, by and among RenaissanceRe, RRNAH, and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of March 17, 2010 (as so supplemented, the “Indenture”). The documents governing the notes contain various covenants, including limitations on the ability of RRNAH and RenaissanceRe to merge, consolidate and transfer or lease their respective properties and assets as an entirety or substantially as an entirety, as well as restrictions on RRNAH and RenaissanceRe relating to the disposition of the stock of designated subsidiaries and the creation of liens on the stock of designated subsidiaries.
RenaissanceRe Revolving Credit Facility (the “Credit Agreement”)
Effective April 22, 2010, RenaissanceRe entered into a revolving credit agreement with various financial institutions parties thereto, Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent for the lenders thereunder, and Wells Fargo Bank, National Association, as syndication agent.
The Credit Agreement provides for a revolving commitment to RenaissanceRe of $150.0 million, including the issuance of letters of credit for the account of RenaissanceRe and RenaissanceRe’s insurance subsidiaries of up to $150.0 million and the issuance of letters of credit for the account of RenaissanceRe’s non-insurance subsidiaries of up to $50.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $250.0 million. The scheduled commitment maturity date of the Credit Agreement is April 22, 2013. At December 31, 2011, the revolving commitment of $150.0 million remained unused and available to RenaissanceRe.

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit the ability of RenaissanceRe and its subsidiaries to merge, consolidate, enter into negative pledge agreements, sell, transfer or lease all or any substantial part of their respective assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $2.4 billion and $960.0 million, respectively. The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement.
DaVinciRe Revolving Credit Facility
DaVinciRe was a party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (the “DaVinciRe Credit Agreement”), which provides for a revolving credit facility in an aggregate amount of up to $200.0 million and was scheduled to mature on April 5, 2011. On April 1, 2011, DaVinciRe repaid in full the $200.0 million borrowed under the DaVinciRe Credit Agreement and terminated the lenders' lending commitment thereunder. In connection with such repayment and termination, on March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40 to 1.00 and a net worth of no less than $500.0 million. At December 31, 2011, $200.0 million remained outstanding under the Loan Agreement.
Principal Letter of Credit Facility
Effective April 22, 2010, RenaissanceRe and its affiliates, Renaissance Reinsurance, ROE, Glencoe and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Third Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Lenders”), Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the Lenders, and certain other agents (the “Reimbursement Agreement”).
The Reimbursement Agreement serves as our principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. As of December 31, 2010, the Reimbursement Agreement provided commitments from the Lenders in an aggregate amount of $1.0 billion. Effective as of February 15, 2011, we reduced the commitments under the Reimbursement Agreement from $1.0 billion to $700.0 million.  Effective March 7, 2011, we further reduced the commitments under the Reimbursement Agreement from $700.0 million to $600.0 million.  The reductions were implemented in connection with a reassessment of the future collateral needs of the Account Parties, taking into account, among other things, their access to alternative sources of credit enhancement.  Prior to the expiration date set forth above and after giving effect to the full $400.0 million reduction, the commitments of the Lenders under the Reimbursement Agreement may be increased from time to time up to an aggregate amount not to exceed $1.1 billion, subject to the satisfaction of certain conditions. At December 31, 2011, we had $420.5 million of letters of credit with effective dates on or before December 31, 2011 outstanding under the Reimbursement Agreement.
The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe and the Account Parties and Renaissance Investment Holdings Ltd. (“RIHL”) that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate, sell, transfer or lease all or any substantial part of their respective assets. RIHL, a wholly owned subsidiary of the Company, holds investment grade fixed maturity securities and short term investments and was formed to enhance administrative efficiency and take advantage of the increased benefits and reduced costs ordinarily associated with the management of large investment portfolios of different subsidiaries in the same group. Through RIHL, certain of our operating subsidiaries invest in a diversified portfolio of highly liquid debt securities which are recorded at fair value. RIHL has been assigned a rating of AAf/S2 by S&P and 100% of the securities held through RIHL have been assigned a rating of A or higher by nationally recognized rating agencies. The Reimbursement Agreement also contains certain financial covenants that are customary for reinsurance and insurance companies in facilities of this type, which require

RenaissanceRe and DaVinci to maintain a minimum net worth of $1.97 billion and $744.0 million, respectively. The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.
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
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective September 17, 2010, each of Renaissance Reinsurance, DaVinci and Glencoe (collectively, the “Bilateral Facility Participants”), entered into a secured letter of credit facility with Citibank Europe plc (“CEP”). The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million. The Bilateral Facility expires on December 31, 2013 and is evidenced by a Facility Letter (as amended) and three separate Master Agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At December 31, 2011, the Bilateral Facility of $300.0 million remained unused and available to the Bilateral Facility Participants.
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
Funds at Lloyd's ("FAL") Letter of Credit Facility
On April 26, 2010, Renaissance Reinsurance and CEP entered into an Amended and Restated Pledge Agreement (the “Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, and provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. At December 31, 2011, two letters of credit issued by CEP under the Reimbursement Agreement were outstanding, in the amount of $118.5 million and £24.5 million, respectively, each having an expiration date of December 31, 2013. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Reimbursement Agreement certain securities with a collateral value equal to 100% of the aggregate amount of the then-outstanding letters of credit issued under the Reimbursement Agreement.

Letters of Credit
At December 31, 2011, we had total letters of credit outstanding under all facilities of $576.8 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust ("MBRT") to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to essentially all U.S. states to become Trusteed Reinsurers. As of December 31, 2011, Renaissance Reinsurance and DaVinci are approved in 37 and 35 U.S. states, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit, to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. New business incepting with cedants domiciled in approved states will be collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at December 31, 2011 with respect to the MBRTs totaled $450.8 million and $101.9 million for Renaissance Reinsurance and DaVinci, respectively.
Renaissance Trading Margin Facility and Guarantees
Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility.  This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe.  Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points.  At December 31, 2011, $4.4 million was outstanding under the facility.
At December 31, 2011, RenaissanceRe had provided guarantees in the aggregate amount of $371.2 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.
Redeemable Noncontrolling Interest – DaVinciRe
DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding us, with certain redemption rights, that enable each shareholder to notify DaVinciRe of such shareholder's desire for DaVinciRe to repurchase up to half of such shareholder's aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe's capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe's capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinciRe repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years.

Effective January 1, 2012, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In connection with the sale by the existing third party shareholder, DaVinciRe retained a $4.9 million holdback.  In addition, effective January 1, 2012, we sold a portion of our shares of DaVinci Re to a separate new third party shareholder.  We sold these shares for $98.9 million, net of a $10.0 million reserve holdback due from DaVinciRe.  Our ownership in DaVinciRe was 42.8% at December 31, 2011 (2010 - 41.2%) and subsequent to the above transactions, our ownership interest in DaVinciRe decreased to 34.7% effective January 1, 2012.
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before February 15, 2012, were for shares of DaVinciRe with a GAAP book value of $19.0 million at December 31, 2011.
On June 1, 2011, DaVinciRe completed an equity raise of $100.0 million from new and existing shareholders, including $30.0 million contributed by the Company. The capital raised was used to support the ongoing underwriting activities of DaVinci, which primarily writes property catastrophe reinsurance and certain classes of specialty reinsurance. As a result of the equity raise, our ownership in DaVinciRe decreased to 42.8% effective June 1, 2011, compared to 44.0% at January 1, 2011. We expect our ownership in DaVinciRe to fluctuate over time.
In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $9.2 million at December 31, 2011. Effective January 1, 2012, DaVinciRe redeemed the shares for $9.2 million, less a $1.8 million reserve holdback.
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
Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the ERM rating of RenaissanceRe as of February 15, 2012.

February 15, 2012	A.M. Best	S&P (4)	Moody’s	Fitch
REINSURANCE SEGMENT (1)
Renaissance Reinsurance	A+	AA-	A1	A+
DaVinci	A	A+	A3	—
Top Layer Re	A+	AA	—	—
ROE	A+	AA-	—	—
LLOYD’S SEGMENT
RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	A+
INSURANCE SEGMENT (1)
Glencoe	A	A	—	—
RENAISSANCERE (3)	—	Excellent	—	—

(1)	The A.M. Best, S&P, Moody’s and Fitch ratings for the companies in the Reinsurance and Insurance segments reflect the insurer’s financial strength rating.

(2)	The A.M. Best, S&P and Fitch ratings for the Lloyd’s Overall Market Rating represent its financial strength rating.

(3)	The S&P rating for RenaissanceRe represents rating on its Enterprise Risk Management practices.

(4)	The S&P ratings for the companies in the Reinsurance and Insurance segments reflect, in addition to the insurer’s financial strength rating, the insurer’s issuer credit rating.

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
On May 23, 2011, A.M. Best affirmed the financial strength rating (“FSR”) of A+ (Superior) of Top Layer Re. The outlook is stable for this rating.
On May 18, 2011, A.M. Best affirmed the FSR of “A+” (Superior) of Renaissance Reinsurance and ROE. Concurrently, A.M. Best affirmed the FSR of “A” (Excellent) of DaVinci. In addition, A.M. Best removed from under review with negative implications and affirmed the FSR of A (Excellent) of Glencoe. The outlook is stable for these ratings.
S&P.    The “AA” range (“AA+”, “AA”, AA-”), which has been assigned by S&P to Renaissance Reinsurance, ROE and Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurers have very strong financial security characteristics, differing only slightly from those rated higher. S&P assigns an issuer credit rating to an entity which is an opinion on the credit worthiness of obligor with respect to a specific financial obligation.
On June 23, 2011, S&P affirmed its “A” counterparty credit rating (“CCR”) on RenaissanceRe. At the same time, S&P affirmed its “A” senior debt rating on our senior unsecured notes. In addition, S&P affirmed its “AA-” CCR and FSR on Renaissance Reinsurance and ROE and its “A+” and “A” CCR and FSR on DaVinci and Glencoe respectively. The outlook is stable for these ratings.
On May 17, 2011, following the sale of substantially all of our U.S.-based insurance operations, S&P lowered Glencoe's “CCR” to “A” from “A+”. The outlook is stable for this rating.
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
On June 30, 2011, Moody's assigned an “A3” insurance FSR to DaVinci and a “Baa2” long-term issuer rating to DaVinciRe Holdings Ltd. The outlook is stable for this rating.
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
On December 5, 2011, Fitch affirmed the IFS of Renaissance Reinsurance at “A+”. The outlook is stable for this rating.

Lloyd’s Overall Market Rating
A.M. Best, S&P and Fitch have each assigned an FSR to the Lloyd’s overall market. The financial risks to policy holders of syndicates within the Lloyd’s market are partially mutualized through the Lloyd’s Central Fund, to which all underwriting members contribute. Because of the presence of the Lloyd’s Central Fund, and the current legal and regulatory structure of the Lloyd’s market, FSRs on individual syndicates would not be particularly meaningful and in any event would not be lower than the FSR of the Lloyd's overall market.
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
Investments
The table below shows the aggregate amounts of our invested assets:

At December 31,	2011		2010
(in thousands, except percentages)
U.S. treasuries	$885,152	14.3%	$761,461	12.4%
Agencies	158,561	2.6%	216,963	3.6%
Non-U.S. government (Sovereign debt)	227,912	3.7%	184,387	3.0%
FDIC guaranteed corporate	423,630	6.8%	388,468	6.4%
Non-U.S. government-backed corporate	641,082	10.3%	357,504	5.9%
Corporate	1,206,904	19.4%	1,512,411	24.7%
Agency mortgage-backed	441,749	7.1%	401,807	6.6%
Non-agency mortgage-backed	104,771	1.7%	34,149	0.6%
Commercial mortgage-backed	325,729	5.2%	219,440	3.6%
Asset-backed	18,027	0.3%	40,107	0.7%
Total fixed maturity investments, at fair value	4,433,517	71.4%	4,116,697	67.5%
Short term investments, at fair value	905,477	14.6%	1,110,364	18.2%
Equity investments trading, at fair value	50,560	0.8%	—	—%
Other investments, at fair value	748,984	12.1%	787,548	12.9%
Total managed investment portfolio	6,138,538	98.9%	6,014,609	98.6%
Investments in other ventures, under equity method	70,714	1.1%	85,603	1.4%
Total investments	$6,209,252	100.0%	$6,100,212	100.0%

At December 31, 2011, we held investments totaling $6.2 billion, compared to $6.1 billion at December 31, 2010, with net unrealized appreciation included in accumulated other comprehensive income of $11.8 million at December 31, 2011, compared to $19.8 million at December 31, 2010. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities, Federal Deposit Insurance Corporation (“FDIC”) guaranteed corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other investments. At December 31, 2011, these other investments totaled $749.0 million, or 12.1%, of our total investments (2010 – $787.5 million or 12.9%).
At December 31, 2011, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2010 – AA) and a weighted average effective yield of 1.9% (2010 – 2.1%). At December 31, 2011, our non-investment grade and not rated fixed maturity investments totaled $199.1 million or 4.5% of our fixed maturity investments (2010 - $125.2 million or 3.0%, respectively). In addition, within our other investments category we have several funds that invest in non-investment grade fixed income securities and non-investment grade cat-linked securities. At December 31, 2011, the funds that invest in non-investment grade fixed income securities and non-investment grade cat-linked securities totaled $328.9 million (2010 – $331.2 million).
At December 31, 2011, we had $905.5 million of short term investments (2010 – $1,110.4 million). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value.
Our duration for our fixed maturity investments and short term investments at December 31, 2011 was 2.6 years (2010 – 3.2 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
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

At December 31,	2011		2010
(in thousands, except percentages)
Due in less than one year	$619,845	14.0%	$90,450	2.2%
Due after one through five years	2,035,383	45.9%	2,330,181	56.6%
Due after five through ten years	742,050	16.7%	827,981	20.1%
Due after ten years	145,963	3.3%	172,582	4.2%
Mortgage-backed	872,249	19.7%	655,396	15.9%
Asset-backed	18,027	0.4%	40,107	1.0%
Total fixed maturity investments, at fair value	$4,433,517	100.0%	$4,116,697	100.0%

The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31,	2011		2010
(in thousands, except percentages)
AAA	$1,023,890	23.1%	$2,531,922	61.5%
AA (1)	2,244,016	50.6%	489,780	11.9%
A	631,479	14.2%	666,497	16.2%
BBB	335,002	7.6%	303,269	7.4%
Non-investment grade and not rated	199,130	4.5%	125,229	3.0%
Total fixed maturity investments, at fair value	$4,433,517	100.0%	$4,116,697	100.0%

(1) Included in the AA rating category at December 31, 2011 is $1,467.3 million of U.S. treasuries, agencies and FDIC guaranteed corporate fixed maturity investments that were included in the AAA rating category in prior periods.
Our fixed maturity investments are classified as available for sale or trading and are reported at fair value. The net unrealized appreciation or depreciation on fixed maturity investments available for sale is included in accumulated other comprehensive income. The net unrealized gains (losses) on fixed maturity investments trading is included in net realized and unrealized gains on fixed maturity investments. Net investment income includes interest income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity investments is computed using the effective yield method. The Company’s fixed maturity investments portfolios are priced using pricing services, such as index providers and pricing vendors, and broker quotations.
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. Pursuant to authoritative guidance effective April 1, 2009, we revised our quarterly process for assessing whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if we have the intent to sell the debt security or (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security. See “Note 5. Investments in our Notes to Consolidated Financial Statements” for additional information regarding other-than-temporary impairments.

During 2011, we recorded $0.6 million (2010 - $0.8 million, 2009 – $22.5 million) in net other-than-temporary impairment charges. Net other-than-temporary impairments decreased in 2011 and 2010, compared to 2009 due to the designation, upon acquisition of our fixed maturity investments as trading, rather than as available for sale, and as a result, at December 31, 2011, our fixed maturity investments available for sale represented 3.2% of our total fixed maturity investments (2010 - 5.9%, 2009 - 83.1%). The net other-than-temporary impairment charges in 2009 were primarily due to widening credit spreads during the early part of 2009 as a result of the turmoil in the financial and capital markets. For the three months ended March 31, 2009, we recognized impairment charges for principally all of our fixed maturity investments available for sale that were in an unrealized loss position at the end of each quarter as under prior authoritative accounting guidance we did not have the intent to hold them until they fully recovered in value. Credit-related impairment charges were $0.6 million in 2011 and relate to impaired securities which we believe we would not be able to recover the full principal amount if held to maturity (2010 - $0.8 million, 2009 - $2.2 million). At December 31, 2011, our gross unrealized losses on fixed maturity investments available for sale totaled $0.8 million. At December 31, 2011, we held 14 fixed maturity investments available for sale securities that were in an unrealized loss position for greater than twelve months.

Weighted Average Effective Yield and Credit Rating
The following table summarizes the composition of the amortized cost and fair value of our fixed maturity investments, short term investments and other investments at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available, and the respective effective yield.

					Credit Rating (1)
At December 31, 2011	Amortized Cost	Fair Value	% of Total Managed Investment Portfolio	Weighted Average Effective Yield	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)
Short term investments	$905,477	$905,477	14.8%	0.2%	$723,901	$177,247	$4,310	$—	$19	$—
		100.0%			79.9%	19.6%	0.5%	—%	—%	—%
Fixed maturity investments
U.S. treasuries	874,969	885,152	14.5%	0.6%	—	885,152	—	—	—	—
Agencies
Fannie Mae & Freddie Mac	142,182	143,562	2.3%	0.5%	—	143,562	—	—	—	—
Other agencies	14,804	14,999	0.2%	0.8%	—	14,999	—	—	—	—
Total agencies	156,986	158,561	2.5%	0.5%	—	158,561	—	—	—	—
Non-U.S. government (Sovereign debt)	225,335	227,912	3.7%	2.3%	130,624	54,654	17,285	16,810	7,713	826
FDIC guaranteed corporate	422,505	423,630	6.9%	0.3%	—	423,630	—	—	—	—
Non-U.S. government-backed corporate	640,892	641,082	10.5%	1.4%	598,360	39,465	3,257	—	—	—
Corporate	1,201,715	1,206,904	19.7%	4.2%	27,629	186,000	537,977	311,224	133,246	10,828
Mortgage-backed
Residential mortgage-backed
Agency securities	433,158	441,749	7.2%	1.5%	—	441,749	—	—	—	—
Non-agency securities - Prime	73,228	68,678	1.1%	8.0%	26,661	3,555	656	906	36,900	—
Non-agency securities - Alt A	36,648	36,093	0.6%	9.1%	18,732	—	6,963	781	9,617	—
Total residential mortgage-backed	543,034	546,520	8.9%	2.8%	45,393	445,304	7,619	1,687	46,517	—
Commercial mortgage-backed	313,327	325,729	5.3%	3.2%	203,857	51,250	65,341	5,281	—	—
Total mortgage-backed	856,361	872,249	14.2%	3.0%	249,250	496,554	72,960	6,968	46,517	—
Asset-backed
Credit cards	8,946	8,955	0.1%	0.8%	8,955	—	—	—	—	—
Student loans	1,323	1,287	—%	3.1%	1,287	—	—	—	—	—
Other	7,566	7,785	0.1%	0.8%	7,785	—	—	—	—	—
Total asset-backed	17,835	18,027	0.2%	0.9%	18,027	—	—	—	—	—
Total securitized assets	874,196	890,276	14.4%	2.9%	267,277	496,554	72,960	6,968	46,517	—
Total fixed maturity investments	4,396,598	4,433,517	72.2%	2.2%	1,023,890	2,244,016	631,479	335,002	187,476	11,654
		100.0%			23.1%	50.6%	14.2%	7.6%	4.2%	0.3%
Equity investments trading		50,560	0.8%		—	—	—	—	—	50,560
		100.0%			—%	—%	—%	—%	—%	100.0%
Other investments
Private equity partnerships		367,909	6.0%		—	—	—	—	—	367,909
Senior secured bank loan funds		257,870	4.2%		—	—	—	—	257,870	—
Catastrophe bonds		70,999	1.2%		—	—	—	—	70,999	—
Non-U.S. fixed income funds		28,862	0.5%		—	—	—	28,862	—	—
Hedge funds		21,344	0.3%		—	—	—	—	—	21,344
Miscellaneous other investments		2,000	—%		—	—	—	—	—	2,000
Total other investments		748,984	12.2%		—	—	—	28,862	328,869	391,253
		100.0%			—%	—%	—%	3.9%	43.9%	52.2%
Total managed investment portfolio		$6,138,538	100.0%		$1,747,791	$2,421,263	$635,789	$363,864	$516,364	$453,467
		100.0%			28.5%	39.4%	10.4%	5.9%	8.4%	7.4%

(1)
The credit ratings included in this table are those assigned by S&P.  When ratings provided by S&P were not available, ratings from other nationally recognized rating agencies were used. The Company has grouped short term investments with an A-1+ and A-1 short-term issue credit rating as AAA, short term investments with A-2 short-term issue credit rating as AA and short term investments with an A-3 short-term issue credit rating as A.

European Sovereign Debt Exposures
The table below presents our exposure by country to European government and corporate issuers within our fixed maturity and short term investments portfolio, further segregated by sector, subsector and credit rating. For corporate issuers, the country of issuer is determined by assessing both the location of principal management as well as the primary country of business activity.

			Sector			Credit Rating
At December 31, 2011	Amortized Cost (1)	Fair Value (1)	Non-U.S. Government (Sovereign debt)	Non-U.S. Government-backed Corporate	Corporate	AAA	AA	A	BBB	Non-Investment Grade
(in thousands)
Country of Issuer
Non-Eurozone
United Kingdom	$287,839	$290,524	$34,738	$133,883	$121,903	$156,456	$29,776	$87,405	$15,003	$1,884
Sweden	123,659	123,744	20,172	85,611	17,961	102,490	21,254	—	—	—
Norway	62,411	59,530	—	23,071	36,459	28,124	7,825	1,854	21,727	—
Switzerland	34,698	34,493	—	—	34,493	—	14,340	18,468	1,461	224
Denmark	27,478	27,537	—	24,668	2,869	24,668	—	—	2,869	—
Russian Federation	15,611	15,287	3,081	—	12,206	—	—	—	14,410	877
Other	5,542	5,289	4,949	—	340	—	—	1,113	762	3,414
Total Non-Eurozone	$557,238	$556,404	$62,940	$267,233	$226,231	$311,738	$73,195	$108,840	$56,232	$6,399
Eurozone
Netherlands	$131,680	$131,039	$—	$100,571	$30,468	$104,461	$12,036	$12,820	$637	$1,085
France	61,560	58,514	8,787	9,707	40,020	8,788	19,032	9,949	20,745	—
Austria	37,658	37,092	—	37,092	—	37,092	—	—	—	—
Germany	37,816	38,053	15,618	8,320	14,115	23,937	—	5,982	6,636	1,498
Finland	24,168	24,109	8,650	15,459	—	24,109	—	—	—	—
Belgium	6,259	6,552	—	—	6,552	—	—	6,552	—	—
Luxembourg	1,117	1,052	—	—	1,052	—	—	—	—	1,052
	300,258	296,411	33,055	171,149	92,207	198,387	31,068	35,303	28,018	3,635
Italy	11,562	10,168	—	—	10,168	—	6,104	890	2,813	361
Spain	6,837	6,471	—	—	6,471	—	2,650	961	2,759	101
Ireland	388	351	—	—	351	—	—	—	—	351
Greece	—	—	—	—	—	—	—	—	—	—
Portugal	—	—	—	—	—	—	—	—	—	—
	$18,787	$16,990	$—	$—	$16,990	$—	$8,754	$1,851	$5,572	$813
Total Eurozone	$319,045	$313,401	$33,055	$171,149	$109,197	$198,387	$39,822	$37,154	$33,590	$4,448
Total European Issuer	$876,283	$869,805	$95,995	$438,382	$335,428	$510,125	$113,017	$145,994	$89,822	$10,847

Subsector
Financial	$550,307	$541,305	$—	$355,666	$185,639	$339,445	$73,277	$97,945	$30,101	$537
Industrial, utilities and energy	107,035	108,891	—	32,124	76,767	32,124	19,551	32,379	23,042	1,795
Non-U.S. government (Sovereign debt)	95,404	95,995	95,995	—	—	87,964	—	1,114	3,843	3,074
Other	123,537	123,614	—	50,592	73,022	50,592	20,189	14,556	32,836	5,441
Total European Issuer	$876,283	$869,805	$95,995	$438,382	$335,428	$510,125	$113,017	$145,994	$89,822	$10,847

(1) Included in amortized cost and fair value is $2.3 million of fixed maturity investments available for sale.
At December 31, 2011, we held fixed maturity and short term investments with a fair value of $869.8 million and weighted average credit rating of AA in European issuers, including holdings of $96.0 million, $438.4 million and $335.4 million related to non-U.S. government (Sovereign debt), non-U.S. government backed corporates and corporates, respectively. Our holdings of fixed maturity investment and short term investments in Ireland, Italy, Spain, Greece and Portugal was comprised entirely of corporate securities and had a fair value of $17.0 million at December 31, 2011.
At December 31, 2011, we had foreign currency forward contracts outstanding, primarily related to the Euro and British pound sterling, with $24.6 million in notional long positions, $151.3 million in notional short positions and a fair value of $4.3 million. From time to time, we enter into foreign currency forward contracts to economically hedge our exposure to currency fluctuations from certain non-U.S. denominated investments. We typically use these hedges to hedge fixed maturity investments with exposure to European currencies.

In addition to our Eurozone sovereign debt exposure noted above, we have investments in private equity funds, hedge funds, bank loan funds and a non-U.S. dollar fixed income fund that may have exposure to European sovereign debt.  We also have exposure to European sovereign debt directly and indirectly through our underwriting portfolio.  This portfolio contains insurance and reinsurance risks that we have assumed and ceded in respect of risks related to companies located within Europe, to companies that provide coverage within Europe, and to companies that have investments in European sovereign debt.  We underwrite these risks in accordance with our underwriting standards as described in "Item 1. Business, Underwriting and Enterprise Risk Management".  As a result of the underwriting operations noted above, our cash and cash equivalents, premiums receivable, reinsurance recoverable, reserve for claims and claim expenses may be indirectly impacted by European debt exposure. In addition, see "Note. 18 Derivative Instruments of our Notes to Consolidated Financial Statements" for additional information regarding underwriting operations related foreign currency contracts outstanding related to the balances noted above. We will continue to monitor our Eurozone risks, but to date, the financial turmoil within Europe has not materially impacted our results of operations or financial condition.
Corporate Fixed Maturity Investments
The following table summarizes the composition of the fair value of our corporate fixed maturity investments at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31, 2011
(in thousands)
Sector	Total	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Financials	$586,442	$18,589	$119,673	$345,834	$80,360	$11,732	$10,254
Industrial, utilities and energy	214,272	—	20,826	68,698	86,224	38,524	—
Communications and technology	155,777	—	942	55,216	69,603	29,465	551
Consumer	95,112	—	6,719	31,750	33,169	23,459	15
Basic materials	67,422	—	—	12,381	36,735	18,298	8
Health care	57,990	—	28,021	15,240	3,086	11,643	—
Other	29,889	9,040	9,819	8,858	2,047	125	—
Total corporate fixed maturity investments, at fair value (1)	$1,206,904	$27,629	$186,000	$537,977	$311,224	$133,246	$10,828

(1)	Excludes FDIC guaranteed and non-U.S. government-backed corporate fixed maturity investments, at fair value.

The following table summarizes the composition of the fair value of the fixed maturity investments and short term investments of our top ten corporate issuers at the date indicated.

At December 31, 2011
(in thousands)
Issuer	Total	Short term investments	Fixed maturity investments
JP Morgan Chase & Co.	$66,718	$1,683	$65,035
General Electric Company	47,218	—	47,218
Citigroup Inc.	45,018	—	45,018
Bank of America Corp.	34,520	—	34,520
Credit Suisse Group AG	32,958	—	32,958
Goldman Sachs Group Inc.	24,651	—	24,651
Morgan Stanley	23,561	—	23,561
Lloyds Banking Group PLC	22,516	—	22,516
HSBC Holdings PLC	22,200	—	22,200
Eksportfinans ASA	21,727	—	21,727
Total (1)	$341,087	$1,683	$339,404

(1)	Excludes FDIC guaranteed and non-U.S. government-backed corporate fixed maturity investments, repurchase agreements and commercial paper, at fair value.
Other Investments
The table below shows our portfolio of other investments:

At December 31,	2011	2010
(in thousands)
Private equity partnerships	$367,909	$347,556
Senior secured bank loan funds	257,870	166,106
Catastrophe bonds	70,999	123,961
Non-U.S. fixed income funds	28,862	80,224
Hedge funds	21,344	41,005
Miscellaneous other investments	2,000	28,696
Total other investments	$748,984	$787,548

We account for our other investments at fair value in accordance with ASC Topic Financial Instruments. The fair value of certain of our fund investments, which principally include hedge funds, private equity funds, senior secured bank loan funds and non-U.S. fixed income funds, are recorded on our balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Certain of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. The typical reporting lag experienced by us to receive a final net asset value report is one month for hedge funds, senior secured bank loan funds and non-U.S. fixed income funds and three months for private equity funds, although, in the past, in respect of certain of our private equity funds, we have on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the year ended December 31, 2011 is a loss of $1.4 million (2010 - income of $5.3 million, 2009 - loss of $10.7 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.
Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $36.0 million of net investment income for the year ended December 31, 2011 (2010 - $103.7 million, 2009 - $163.6 million). Of this amount, $12.7 million relates to net unrealized gains (2010 - $57.5 million, 2009 - $88.5 million).
We have committed capital to private equity partnerships and other entities of $684.0 million, of which $540.6 million has been contributed at December 31, 2011. Our remaining commitments to these funds at December 31, 2011 totaled $144.6 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows our portfolio of other investments measured using net asset valuations:

At December 31, 2011	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
(in thousands)
Private equity partnerships	$367,909	$139,454	See below	See below
Senior secured bank loan funds	257,870	5,099	See below	See below
Non-U.S. fixed income funds	28,862	—	Monthly, Bi-monthly	5 - 20 days
Hedge funds	21,344	—	Annually, Bi-annually	45 - 90 days
Total other investments measured using net asset valuations	$675,985	$144,553

Private equity partnerships - Included in our investments in private equity partnerships are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair values of the investments in this category have been estimated using the net asset value of the investments. We generally have no right to redeem our interest in any of these private equity partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by us in connection with the liquidation of the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the limited partnership.
Senior secured bank loan funds - Our investment in senior secured bank loan funds includes funds that invest primarily in senior secured bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $237.8 million are redeemable, in part on a monthly basis, or in whole over a three month period.

We also have a $20.1 million investment in a closed end fund which invests in loans. We have no right to redeem our investment in this fund.
Non-U.S. fixed income funds - Our non-U.S. fixed income funds invest primarily in non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $28.9 million are redeemable, in whole or in part, on a bi-monthly basis.
Hedge funds - We invest in hedge funds that pursue multiple strategies. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Included in our investments in hedge funds at December 31, 2011 are $6.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, we will still retain our interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2011			2010
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$32,645	$50,000	25.0%	$38,431
Tower Hill	10,000	28.6%	14,173	10,000	28.6%	14,155
Tower Hill Signature	500	25.0%	—	—	—%	—
Total Tower Hill Companies	60,500		46,818	60,000		52,586
Top Layer Re	65,375	50.0%	15,872	26,875	50.0%	14,844
Other	6,000	40.0%	8,024	19,000	n/a	18,173
Total investments in other ventures, under equity method	$131,875		$70,714	$105,875		$85,603

Top Layer Re incurred net claims and claims expenses from the February 2011 New Zealand and Tohoku earthquakes, subsequently, the Company contributed $38.5 million of additional paid-in capital to Top Layer Re to replenish its capital position.
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
Off-Balance Sheet and Special Purpose Entity Arrangements
At December 31, 2011, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
 The table below shows our contractual obligations:

At December 31, 2011	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
5.875% Senior Notes	$106,615	$5,875	$100,740	$—	$—
5.75% Senior Notes	367,914	14,375	28,750	28,750	296,039
Private equity and investment commitments (2)	144,553	144,553	—	—	—
Operating lease obligations	20,310	6,242	8,360	5,639	69
Capital lease obligations	44,871	2,892	5,784	5,152	31,043
Payable for investments purchased	303,264	303,264	—	—	—
Reserve for claims and claim expenses (3)	1,992,354	871,547	564,673	218,976	337,158
Renaissance Trading credit facility	4,373	4,373	—	—	—
Other	7,113	3,355	3,488	270	—
Total contractual obligations	$2,991,367	$1,356,476	$711,795	$258,787	$664,309

(1)	Includes contractual interest payments.

(2)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

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

Current Outlook
Impact of Recent Catastrophes and Other Developments
During 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including severe flooding in Australia, the series of earthquakes affecting New Zealand, tornadoes in the U.S., hurricane Irene, the flooding which occurred in Thailand over four months and, most materially, the Tohoku earthquake. According to leading global intermediaries and other published reports, aggregate industry losses in 2011 already constitute the second most severe year for insured industry loss on record, exceeded only by 2005 which was impacted by hurricanes Katrina, Rita and Wilma. Overall, we believe these events somewhat depleted the excess capital we estimated was held by private market insurers and reinsurers in 2010, and may lead, over time, to increased demand for the coverages and solutions in which we specialize. In addition, we currently estimate that demand may be favorably impacted by the release of Version 11.0 of the RMS Atlantic Hurricane Model for the U.S. (“RMS version 11”) and the continued low investment return environment. In addition, RMS has released a further updated model relating to European windstorms as part of the broader RMS version 11 changes, which can produce substantial increases in annual average loss estimates for many insurers in respect of this peril. We believe that over time adoption of this model is likely to affect demand for our products in Europe, although it is unclear at this time whether or not such impact will be favorable; moreover, at this time widespread utilization of RMS version 11 by market participants for policies due to be renewed effective January 1, 2012 remains uncertain. We cannot assure you that increased demand will indeed materialize or be sustained, or will lead directly to improvements in our book of business.
General Economic Conditions
Although the U.S. reported modest improvements in terms of certain key macroeconomic measures in the fourth quarter of 2011, meaningful uncertainty remains regarding the strength, duration and comprehensiveness of any economic recovery in the U.S. and our other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and, increasingly, the Eurozone market as a whole, the rising cost of oil and for energy more generally, the rising prices for various agricultural and other commodities, and other factors. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or disruptions in general economic conditions, including dislocations in the financial markets which could give rise to increased economic uncertainty, or to further deterioration of economic conditions. Moreover, if economic growth were to continue, such growth may be only at a comparably suppressed rate for a relatively extended period of time. If the current economic conditions persist at their current levels or decline, demand for the products sold by us or our customers or our overall ability to write business at risk-adequate rates could weaken. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any economic downturn.
Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio.  The onset, duration and severity of an inflationary period cannot be estimated with precision. The sovereign debt crisis in Europe and the related financial restructuring efforts has, among other factors, made it more difficult to predict the inflationary environment.
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

Historically low interest rates and lower spreads have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. In 2009 and 2010, our investment results benefited substantially from factors including spreads tightening and improving valuations at levels which we would not anticipate repeating in future periods. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is impacted by the prevailing environment of comparably low yields. While it is possible yields will improve in future periods, we currently expect the challenging economic conditions to persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.
Market Conditions and Competition
Over the last few renewal periods, regions directly impacted by the catastrophe events of 2010 and 2011 have evidenced signs of stabilization and, for certain coverages or accounts, improvement. During the January 2012 renewal season, the property catastrophe reinsurance market overall continued to indicate signs of gradual firming driven by the recent catastrophe losses incurred through the year and, to some degree, by the incorporation of updated catastrophe models and exposure data.  While market pricing and terms in general remain subject to a range of unpredictable factors, and while a wide range of considerations impact the terms and conditions of any single placement, we currently continue to estimate that future periods may be characterized by a general increase in demand for certain of the products in which we specialize, driven by factors including these losses, the prevailing interest rate environment, and the ongoing adoption of revised vendor catastrophe models. According to U.S. state regulators, brokers and other parties, there is also growing evidence of rate increases on underlying U.S. primary property insurance business, as well as certain improvements in respect of terms and conditions, which over time may support increased demand for catastrophe reinsurance coverage. Notwithstanding these catastrophe market developments, leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a relatively soft pricing environment, with pockets of niche or specialty casualty renewals providing more attractive opportunities for stronger or well-positioned reinsurers.
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
The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of tropical cyclones experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue in the future. At the same time, certain markets we target continue to be impacted by fundamental weakness experienced by primary insurers, due to the ongoing economic dislocation and, in many cases, inadequate primary insurance rate levels, including without limitation insurers operating on an admitted basis in Florida. These conditions, which occurred in a period characterized by relatively low insured catastrophic losses for these respective regions, have contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods.
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
In early 2011, California's two Senators, Dianne Feinstein and Barbara Boxer, introduced the Earthquake Insurance Affordability Act of 2011 (S. 367), pursuant to which the federal government would provide limited federal backing to certain qualifying state-affiliated organizations that provide catastrophic residential earthquake insurance as a way to help them reduce the amount they spend each year in reinsurance premiums. In the third quarter of 2011, companion legislation was introduced in respect of S. 367 in the U.S. House of Representatives. According to published reports, the sole state organization currently eligible to participate is the California Earthquake Authority (the “CEA”). Should the legislation be enacted, the CEA has stated it would decrease significantly the relative and, perhaps, the absolute amount of private reinsurance purchased by the CEA in the future.
If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally. While none of this legislation has been enacted to date, and although we believe such legislation will continue to be vigorously opposed, if adopted these bills would likely diminish the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Throughout 2009 and into early 2010, Congress passed a series of short term extensions of the NFIP. In July 2011, the U.S. House passed, by a 406-22 vote, the Flood Insurance Reform Act of 2011, which would renew the NFIP through September 30, 2016, and effect substantial reforms in the program. The NFIP's current authorization expires in May 2012. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) would be explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the United States, and to assess the capacity of the private reinsurance market to assume some of the program's risk. FEMA would be required to submit a report on this assessment within six months of enactment. The House bill would also increase the annual limitation on program premium increases from 10 percent to 20 percent of the average of the risk premium rates for the properties concerned; would establish a four-year phase-in, after the first year, in annual 20 percent increments, of full actuarial rates for a newly mapped risk premium rate area; and would instruct FEMA to establish new flood insurance rate maps. If enacted, these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. In September, the Senate

Banking Committee passed companion legislation. However, at this time the full Senate has yet to act in respect of the legislation and there can be no assurance that Congress will ultimately pass reform legislation, or that the studies and pilot programs contemplated by the bill will indeed contribute meaningfully to private sector reforms. At the same time, expansions or weakening of the NFIP, or a failure to act on the expiring current program in a timely fashion, particularly if unanticipated by industry participants, could have dislocating impacts on the industry and our customers and potentially have an adverse impact on us.
In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund's (“FHCF”) provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses.  For 2012, Citizens' rates will increase a statewide average of 6.2%.  The rate increases and cut back on coverage by FHCF and Citizens are expected to support, over time, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
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
On February 16, 2012, the Florida Senate Banking and Insurance Committee approved, with one dissenting vote, legislation to reform the FHCF and solidify its financial fund. If enacted, this bill would take effect in 2013 and reduce the FHCF limit which admitted carriers are mandated to buy from the FHCF from an industry aggregate of $17 billion to $12 billion by 2015; would reduce the 90% purchase option (the percentage of the FHCF mandatory coverage layer a company purchases) which is selected by most insurers to 75% by 2015; and would increase industry wide "retention", or deductible, from $7.3 to $8 billion. At this time, neither the full Florida Senate nor the Florida House have taken further action to adopt this legislation this year.
We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the ongoing instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2011, an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. The advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims paying capacity of Citizens and the FHCF. In October 2011, the FHCF Advisory Council approved official bonding capacity estimates in respect of the current contract year, reflecting the amount of post-catastrophe bonding currently estimated to be achievable by the FHCF's management and lead financial advisor.  The FHCF projected a 2011 year-end fund balance of approximately $7.2 billion, and a total bonding capacity estimate of $8.0 billion; given the FHCF's total potential claims-paying obligation of $18.4 billion; this estimated claims-paying capacity of approximately $15.2 billion was therefore estimated by the FHCF's lead adviser to reflect a potential shortfall of $3.2 billion in respect of an initial season or event.  Any inability, or delay, in the claims paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. The FHCF and the Florida Office of Insurance Regulation ("OIR") have each estimated that even partial failure, or deferral, of the FHCF's ability to pay claims in full could substantially weaken numerous private insurers, with the OIR having estimated that a 25% shortfall in the FHCF's claims-paying capacity could cause as many as 24 of the top 50 insurers in the state to have less than the statutory minimum surplus of $5.0 million, with such insurers representing approximately 35% of the market based on premium volume, or approximately 2.2 million policies. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products, to collect premiums we may be owed on policies we have already written, to renew business with our customers for future periods, or have other adverse impacts, some of which may be difficult to foresee, and could therefore have a material adverse effect on our operations.
Internationally, in the wake of the large natural catastrophes in 2011 and early 2012 a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring flood risk in the U.K., flood risk in Australia and earthquake risk in New Zealand. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
Over the past few years the U.S. Congress has considered legislation which, if passed, would deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates. In February 2012, the Obama administration included a formal proposal for such a provision in its budget proposal. As described in the administration's 2012 budget request, the proposal would deny an insurance company a deduction for premiums and other amounts paid to affiliated foreign companies with respect to reinsurance of property and casualty risks to the extent that the foreign reinsurer (or its parent company) is not subject to U.S. income tax with respect to the premiums received; and would exclude from the insurance company's income (in the same proportion in which the premium deduction was denied) any return premiums, ceding commissions, reinsurance recovered, or other amounts received with respect to reinsurance policies for which a premium deduction is wholly or partially denied. We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular.
On February 7, 2012, U.S. Senators Carl Levin and Kent Conrad introduced legislation in the U.S. Senate entitled the “Cut Unjustified Loopholes Act” (S. 2075). Senator Levin introduced similar legislation in 2011 and 2010. If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, certain corporate entities if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.
In July 2010 the Dodd-Frank Act was signed into law by President Obama.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company's business.  However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company's results of operations, financial condition or liquidity. Even if we are not subject to significant additional regulation by the federal government, new or additional state, federal or international financial sector regulatory reform, including the Dodd-Frank Act, could have a significant impact on us. For example, legislative or regulatory changes, or their resultant impact on our market, could have an unexpected adverse effect on our customers, our competitive position or our rights as a creditor. Although we do not currently expect material adverse consequences to our business from the developments of which we are aware, we cannot assure you this expectation will prove accurate or that the Dodd-Frank Act or other developments will not impact our business more adversely than we currently estimate.

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
The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of 1.9%, which equated to a decrease in market value of approximately $101.4 million on a portfolio valued at $5.3 billion at December 31, 2011. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
We use interest rate futures within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2011, we had $3.2 billion of notional long positions and $285.7 million of notional short positions of primarily Eurodollar, U.S. Treasury and non-U.S. dollar futures contracts (2010 - $2.2 billion and $209.1 million, respectively). The fair value of these derivatives is determined using exchange traded prices. The fair value of these derivatives recognized in other assets and liabilities, depending on the rights or obligations, in our consolidated balance sheet at December 31, 2011, was $0.6 million (2010 - $2.5 million) and $0.3 million (2010 - $0.7 million), respectively. During 2011, we recorded a loss of $25.3 million (2010 - loss of $9.1 million, 2009 - gain of $5.2 million) in our consolidated statement of operations related to these derivatives.
The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause a decrease in market value of our net position in these derivatives of approximately $2.3 million at December 31, 2011. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
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
Underwriting Operations Related Foreign Currency Contracts
Our foreign currency policy with regard to our underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, we may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with our underwriting operations. The fair value of the Company's underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2011, the Company had outstanding underwriting related foreign currency contracts of $160.5 million in notional long positions and $700.8 million in notional short positions, denominated in U.S. dollars (2010 - $42.0 million and $188.1 million, respectively). During 2011, we recorded a loss of $5.4 million (2010 - gain of $4.2 million, 2009 - loss of $0.1 million), on our foreign currency forward and option contracts related to our underwriting operations.

Investment Portfolio Related Foreign Currency Forward Contracts
Our investment operations are exposed to currency fluctuations through our investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. At December 31, 2011, our combined investment in these non-U.S. dollar investments was $262.9 million. To economically hedge our exposure to currency fluctuations from these investments, we have entered into foreign currency forward contracts. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in accumulated other comprehensive income. Realized foreign exchange gains or losses from the sale of our non-U.S. dollar fixed maturity investments available for sale, realized and unrealized foreign exchange gains or losses from the sale of our non-U.S. dollar fixed maturity investments trading and other investments, and foreign exchange gains or losses associated with our hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in our consolidated statements of operations. The fair value of the Company's investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2011, we had outstanding investment portfolio related foreign currency contracts of $48.1 million in notional long positions and $211.6 million in notional short positions, denominated in U.S. dollars (2010 - $69.2 million and $281.0 million, respectively). During 2011, we recorded a loss of $4.3 million (2010 - gain of $20.1 million, 2009 - loss of $6.4 million) on our foreign currency forward contracts related to hedging our non-U.S. dollar investments. We also generated a gain of $1.0 million (2010 - loss of $17.8 million, 2009 - gain of $5.5 million) on our non-U.S. dollar denominated investments in 2011. This was offset by a loss of $0.1 million in accumulated other comprehensive income (2010 - $2.8 million) related to the change in unrealized foreign exchange losses on non-U.S. dollar investments which are classified as available for sale. In the future, we may choose to increase our exposure to non-U.S. dollar investments.
Energy and Risk Management Operations Related Foreign Currency Contracts
Our energy and risk management operations are exposed to currency fluctuations through certain derivative transactions we enter into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company's energy and risk operations related foreign currency contracts is based on exchange traded prices. At December 31, 2011, our energy and risk management operations had outstanding foreign currency contracts of the total notional amount in U.S. dollars of our energy and risk management operations related foreign currency contracts of $7.8 million in notional long positions and $12.7 million in notional short positions (2010 - $0.0 million and $10.0 million). During 2011, we recorded a gain of $0.6 million (2010 - gain of $0.5 million, 2009 - loss of $0.5 million) on our foreign currency forward and option contracts related to our energy and risk management operations.
Credit Risk
Our exposure to credit risk is primarily due to our fixed maturity investments, short term investments, premiums receivable and reinsurance recoverables.  At December 31, 2011 and 2010, our invested asset portfolio had a dollar weighted average rating of AA.  From time to time, we purchase credit derivatives to hedge our exposures in the insurance industry and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives are determined using industry valuation models, broker bid indications or internal valuation models. We record them on our consolidated balance sheet as other assets or other liabilities depending on the rights or obligations. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2011, we had outstanding credit derivatives of $15.0 million in notional long positions and $38.1 million in notional short positions, denominated in U.S. dollars (2010 - $15.0 million and $118.0 million respectively). The fair value of these credit derivatives, as recognized in other liabilities in our consolidated balance sheet at December 31, 2011, was $0.5 million (2010 - other assets of $3.1 million).  During 2011, we recorded a loss of $1.5 million (2010 - gain of $1.3 million, 2009 - loss of $0.3 million) in our consolidated statement of operations from our credit derivative positions.

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
At December 31, 2011, the estimated VaR for our portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $45.1 million. The average, low and high amounts calculated by our VaR analysis during the year ended December 31, 2011 were $35.6 million, $10.8 million and $84.8 million, respectively. The energy and weather-related derivative trading markets in which we transact are cyclical in nature, with the three months ended December 31, 2011 experiencing the greatest level of volatility during 2011. The average, low and high amounts calculated by our VaR analysis during the three months ended December 31, 2011 were $65.8 million, $41.9 million and $84.8 million, respectively.

Equity Price Risk
We are indirectly exposed to equity price risk through our investments in: 1) equity investments trading which are traded on nationally recognized stock exchanges, and totaled $50.6 million at December 31, 2011 (2010 - $0.0 million); 2) some hedge funds that have net long equity positions and private equity partnerships whose exit strategies often depend on the equity markets; such investments totaled $389.3 million at December 31, 2011 (2010 - $388.6 million); and 3) our investments in other ventures, under equity method, which totaled $70.7 million at December 31, 2011 (2010 - $85.6 million). A hypothetical 10 percent decline in the prices of these equity investments trading, hedge funds, private equity partnerships and investments in other ventures, under equity method, holding all other factors constant, would have resulted in a $51.1 million decline in the fair value of these investments at December 31, 2011.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Internal Controls: We have designed various disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act), to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this annual report, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2011, the Company's disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1	Financial Statements
The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2	Financial Statement Schedules
The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (4)

10.2	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (8)

10.3	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (9)

10.4	Employment Agreement, dated as of June 10, 2009, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (11)

10.5	Amendment No. 1 the Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (9)

10.6	Form of Employment Agreement for Executive Officers. (10)

10.7	Form of Amendment to Employment Agreement for Executive Officers. (13)

10.8	Form of Amendment No. 2 to Employment Agreement for Executive Officers. (7)

10.9	Form of Amendment No. 3 to the Amended and Restated Employment Agreement for Executive Officers. (9)

10.10
Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders. (16)

10.11
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of March 9, 2010, among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto and Citibank, N.A., as administrative agent for the lenders. (32)

10.12	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.13	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.14	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.15	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.16	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (40)

10.17	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (37)

10.18	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.19	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (20)

10.20	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.21	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.22	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (22)

10.23	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (23)

10.24	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (22)

10.25	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.26	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.27	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (26)

10.28	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.29	Form of Restricted Stock Grant Agreement for Directors. (5)

10.30	Form of Option Grant Agreement for Directors. (5)

10.31
Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Timicuan Reinsurance Ltd. has become a party to this agreement pursuant to an accession agreement. (27)

10.32	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (29)

10.33	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares. (30)

10.34	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee. (12)

10.35	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003. (14)

10.36	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.37	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.38	Agreement Regarding Use of Aircraft Interest, dated as of November 17, 2009, by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (42)

10.39	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (42)

10.40	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (42)

10.41	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Issuer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (33)

10.42
First Supplemental Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Insurer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (33)

10.43	Senior Debt Securities Guarantee Agreement, dated as of March 17, 2010, between RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Guarantee Trustee. (33)

10.44	Waiver Agreement, dated as of January 21, 2011, by and among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas, as Trustee. (41)

10.45
Credit Agreement, dated as of April 22, 2010, by and among RenaissanceRe Holdings Ltd., as Borrower, the financial institutions parties thereto, as Lenders, and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (34)

10.46
Amendment, Consent and Waiver to Credit Agreement, dated as of January 18, 2011, by and among RenaissanceRe Holdings Ltd., as Borrower, the financial institutions parties thereto, as Lenders, and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (41)

10.47
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

10.48
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

10.49
Second Amended and Restated RIHL Undertaking and Agreement, dated as of April 22, 2010, by RenaissanceRe Investment Holdings Ltd., in favor of Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as Administrative Agent, and the other Lender Parties. (34)

10.50	Form of Letter Agreement with Neill A. Currie Regarding Performance Share Awards. (35)

10.51	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (35)

10.52	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers.

10.53
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (36)

10.54
Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (36)

10.55	Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (38)

10.56
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. have each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names. (38)

10.57	Stock Purchase Agreement, dated as of November 18, 2010, by and between RenRe North America Holdings Inc., and QBE Holdings Inc. (39)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2008.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 23, 2012.
RENAISSANCERE HOLDINGS LTD.

/s/ Neill A. Currie
Neill A. Currie
President, Chief Executive Officer,
Director

Signature	Title	Date

/s/ Neill A. Currie	President, Chief Executive Officer, Director	February 23, 2012
Neill A. Currie

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	February 23, 2012
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 23, 2012
Mark A. Wilcox

/s/ Ralph B. Levy	Chairman of the Board of Directors	February 23, 2012
Ralph B. Levy

/s/ David C. Bushnell	Director	February 23, 2012
David C. Bushnell

/s/ Thomas A. Cooper	Director	February 23, 2012
Thomas A. Cooper

/s/ James L. Gibbons	Director	February 23, 2012
James L. Gibbons

/s/ Jean D. Hamilton	Director	February 23, 2012
Jean D. Hamilton

/s/ Henry Klehm, III	Director	February 23, 2012
Henry Klehm, III

/s/ W. James MacGinnitie	Director	February 23, 2012
W. James MacGinnitie

/s/ Anthony M. Santomero	Director	February 23, 2012
Anthony M. Santomero

/s/ Nicholas L. Trivisonno	Director	February 23, 2012
Nicholas L. Trivisonno

/s/ Edward J. Zore	Director	February 23, 2012
Edward J. Zore

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that RenaissanceRe maintained effective internal control over financial reporting as of December 31, 2011.
RenaissanceRe’s effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young Ltd., the Independent Registered Public Accountants who also audited RenaissanceRe’s consolidated financial statements. Ernst & Young Ltd.’s attestation report on the effectiveness of RenaissanceRe’s internal control over financial reporting appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive (loss) income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited RenaissanceRe Holdings Ltd. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RenaissanceRe Holdings Ltd. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RenaissanceRe Holdings Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive (loss) income, and cash flows for each of the three years in the period ended December 31, 2011 of RenaissanceRe Holdings Ltd. and Subsidiaries and our report dated February 23, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 23, 2012

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2011 and 2010
(in thousands of United States Dollars, except per share amounts)

	2011	2010
Assets
Fixed maturity investments trading, at fair value
(Amortized cost $4,265,929 and $3,859,442 at December 31, 2011 and 2010, respectively) (Notes 5 and 6)	$4,291,465	$3,871,780
Fixed maturity investments available for sale, at fair value
(Amortized cost $130,669 and $225,549 at December 31, 2011 and 2010 respectively) (Notes 5 and 6)	142,052	244,917
Short term investments, at fair value (Notes 5 and 6)	905,477	1,110,364
Equity investments trading, at fair value (Notes 5 and 6)	50,560	—
Other investments, at fair value (Notes 5 and 6)	748,984	787,548
Investments in other ventures, under equity method (Note 5)	70,714	85,603
Total investments	6,209,252	6,100,212
Cash and cash equivalents	216,984	277,738
Premiums receivable	471,878	322,080
Prepaid reinsurance premiums (Note 7)	58,522	60,643
Reinsurance recoverable (Notes 7 and 8)	404,029	101,711
Accrued investment income	33,523	34,560
Deferred acquisition costs	43,721	35,648
Receivable for investments sold	117,117	99,226
Other assets	180,992	219,623
Goodwill and other intangible assets (Note 4)	8,894	14,690
Assets of discontinued operations held for sale (Note 3)	—	872,147
Total assets	$7,744,912	$8,138,278
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$1,992,354	$1,257,843
Unearned premiums	347,655	286,183
Debt (Note 9)	353,620	549,155
Reinsurance balances payable	256,883	318,024
Payable for investments purchased	303,264	195,383
Other liabilities	211,369	236,310
Liabilities of discontinued operations held for sale (Note 3)	13,507	598,511
Total liabilities	3,478,652	3,441,409
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interest – DaVinciRe (Note 10)	657,727	757,655
Shareholders’ Equity (Note 11)
Preference Shares: $1.00 par value – 22,000,000 shares issued and outstanding at December 31, 2011 (2010 – 22,000,000 shares)	550,000	550,000
Common shares: $1.00 par value – 51,542,955 shares issued and outstanding at December 31, 2011 (2010 – 54,109,840 shares)	51,543	54,110
Accumulated other comprehensive income	11,760	19,823
Retained earnings	2,991,890	3,312,392
Total shareholders’ equity attributable to RenaissanceRe	3,605,193	3,936,325
Noncontrolling interest (Note 10)	3,340	2,889
Total shareholders’ equity	3,608,533	3,939,214
Total liabilities, noncontrolling interests and shareholders’ equity	$7,744,912	$8,138,278
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2011, 2010 and 2009
(in thousands of United States Dollars, except per share amounts)

	2011	2010	2009
Revenues
Gross premiums written	$1,434,976	$1,165,295	$1,228,881
Net premiums written (Note 7)	$1,012,773	$848,965	$838,333
(Increase) decrease in unearned premiums	(61,724)	15,956	43,871
Net premiums earned (Note 7)	951,049	864,921	882,204
Net investment income (Note 5)	118,000	203,955	318,179
Net foreign exchange losses	(6,911)	(17,126)	(13,623)
Equity in (losses) earnings of other ventures (Note 5)	(36,533)	(11,814)	10,976
Other (loss) income	(685)	41,120	1,798
Net realized and unrealized gains on investments (Note 5)	70,668	144,444	93,679
Total other-than-temporary impairments	(630)	(831)	(26,968)
Portion recognized in other comprehensive income, before taxes	78	2	4,518
Net other-than-temporary impairments (Note 5)	(552)	(829)	(22,450)
Total revenues	1,095,036	1,224,671	1,270,763
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	861,179	129,345	(70,698)
Acquisition expenses	97,376	94,961	104,150
Operational expenses	169,666	166,042	153,552
Corporate expenses	18,264	20,136	12,658
Interest expense (Note 9)	23,368	21,829	15,111
Total expenses	1,169,853	432,313	214,773
(Loss) income from continuing operations before taxes	(74,817)	792,358	1,055,990
Income tax benefit (expense) (Note 14)	315	6,124	(10,031)
(Loss) income from continuing operations	(74,502)	798,482	1,045,959
(Loss) income from discontinued operations (Note 3)	(15,890)	62,670	6,700
Net (loss) income	(90,392)	861,152	1,052,659
Net loss (income) attributable to noncontrolling interests (Note 10)	33,157	(116,421)	(171,501)
Net (loss) income attributable to RenaissanceRe	(57,235)	744,731	881,158
Dividends on preference shares (Note 11)	(35,000)	(42,118)	(42,300)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(92,235)	$702,613	$838,858
(Loss) income from continuing operations (attributable) available to RenaissanceRe common shareholders per common share – basic	$(1.53)	$11.28	$13.39
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share – basic	(0.31)	1.14	0.11
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic (Note 12)	$(1.84)	$12.42	$13.50
(Loss) income from continuing operations (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(1.53)	$11.18	$13.29
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share – diluted	(0.31)	1.13	0.11
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted (Note 12)	$(1.84)	$12.31	$13.40
Dividends per common share (Note 11)	$1.04	$1.00	$0.96
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2011, 2010 and 2009
(in thousands of United States Dollars)

	2011	2010	2009
Preference shares
Balance – January 1	$550,000	$650,000	$650,000
Repurchase of shares	—	(100,000)	—
Balance – December 31	550,000	550,000	650,000
Common shares
Balance – January 1	54,110	61,745	61,503
Repurchase of shares	(2,889)	(8,198)	(951)
Exercise of options and issuance of restricted stock awards (Note 16)	322	563	1,193
Balance – December 31	51,543	54,110	61,745
Additional paid-in capital
Balance – January 1	—	—	—
Repurchase of shares	(13,923)	(30,284)	(36,455)
Change in redeemable noncontrolling interest – DaVinciRe	(473)	5,200	896
Exercise of options and issuance of restricted stock awards (Note 16)	14,396	25,084	35,559
Balance – December 31	—	—	—
Accumulated other comprehensive income
Balance – January 1	19,823	41,438	75,387
Cumulative effect of change in accounting principle, net of taxes (1)	—	—	(76,198)
Change in net unrealized gains on fixed maturity investments available for sale	(7,985)	(21,613)	46,767
Portion of other-than-temporary impairments recognized in other comprehensive income	(78)	(2)	(4,518)
Balance – December 31	11,760	19,823	41,438
Retained earnings
Balance – January 1	3,312,392	3,087,603	2,245,853
Cumulative effect of change in accounting principle, net of taxes (1)	—	—	76,198
Net (loss) income	(90,392)	861,152	1,052,659
Net loss (income) attributable to noncontrolling interests (Note 10)	33,157	(116,421)	(171,501)
Repurchase of shares	(174,807)	(421,888)	(13,566)
Dividends on common shares	(53,460)	(55,936)	(59,740)
Dividends on preference shares	(35,000)	(42,118)	(42,300)
Balance – December 31	2,991,890	3,312,392	3,087,603
Noncontrolling interest (Note 10)	3,340	2,889	—
Total shareholders’ equity	$3,608,533	$3,939,214	$3,840,786

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

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
For the years ended December 31, 2011, 2010 and 2009
(in thousands of United States Dollars)

	2011	2010	2009
Comprehensive (loss) income
Net (loss) income	$(90,392)	$861,152	$1,052,659
Change in net unrealized gains on fixed maturity investments available for sale	(7,991)	(25,040)	46,069
Portion of other-than-temporary impairments recognized in other comprehensive income	(78)	(2)	(4,518)
Comprehensive (loss) income	(98,461)	836,110	1,094,210
Net loss (income) attributable to noncontrolling interests	33,157	(116,421)	(171,501)
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	6	3,427	698
Comprehensive loss (income) attributable to noncontrolling interests	33,163	(112,994)	(170,803)
Comprehensive (loss) income attributable to RenaissanceRe	$(65,298)	$723,116	$923,407
Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains on fixed maturity investments available for sale and net other-than-temporary impairments	$(2,426)	$58,284	$130,179
Net realized gains on fixed maturity investments available for sale (1)	(6,111)	(80,726)	(105,893)
Net other-than-temporary impairments recognized in earnings (2)	552	829	22,481
Change in net unrealized gains on fixed maturity investments available for sale	$(7,985)	$(21,613)	$46,767

(1)
Included in net realized gains on fixed maturity investments available for sale is $0.0 million, $7.7 million and $0.1 million of net realized gains on fixed maturity investments available for sale included within the Company’s discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)
Included in net other-than-temporary impairments recognized in earnings is $0.0 million, $0.0 million and $31 thousand of net other-than-temporary impairments recognized in earnings included within the Company’s discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009
(in thousands of United States Dollars)

	2011	2010	2009
Cash flows provided by operating activities
Net (loss) income	$(90,392)	$861,152	$1,052,659
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization, accretion and depreciation	42,298	59,719	9,213
Equity in undistributed losses (earnings) of other ventures	39,581	23,959	(592)
Net realized and unrealized gains on investments	(70,668)	(151,213)	(93,162)
Net other-than-temporary impairments	552	829	22,481
Net unrealized gains included in net investment income	(22,683)	(57,540)	(88,545)
Net unrealized losses (gains) included in other (loss) income	1,553	(12,337)	(20,378)
Change in:
Premiums receivable	(149,798)	(23,215)	(24,197)
Prepaid reinsurance premiums	2,121	14,030	(3,833)
Reinsurance recoverable	(302,318)	10,110	105,293
Deferred acquisition costs	(8,073)	10,479	20,034
Reserve for claims and claim expenses	734,511	(169,974)	(458,606)
Unearned premiums	61,472	(46,023)	(63,586)
Reinsurance balances payable	(61,141)	(29,432)	66,147
Other	(11,082)	4,176	65,961
Net cash provided by operating activities	165,933	494,720	588,889
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	6,089,468	7,795,587	61,218
Purchases of fixed maturity investments trading	(6,271,623)	(11,122,823)	(845,466)
Proceeds from sales and maturities of fixed maturity investments available for sale	106,362	3,751,669	10,036,434
Purchases of fixed maturity investments available for sale	(4,107)	(403,660)	(10,516,908)
Purchases of equity investments trading	(47,995)	—	—
Net sales (purchases) of short term investments	103,148	(26,752)	1,170,037
Net sales of other investments	50,940	122,065	3,994
Net purchases of investments in other ventures	(39,000)	(1,915)	(3,000)
Net sales (purchases) of other assets	58,318	(5,561)	(19,385)
Net proceeds from sale of discontinued operations held for sale	269,520	—	—
Net purchases of subsidiaries	—	—	(2,741)
Net cash provided by (used in) investing activities	315,031	108,610	(115,817)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(53,460)	(55,936)	(59,740)
Dividends paid – preference shares	(35,000)	(42,118)	(42,300)
RenaissanceRe common share repurchases	(191,619)	(448,882)	(50,972)
Net (repayment) issuance of debt	(200,000)	249,046	(150,000)
Redemption of 7.30% Series B preference shares	—	(100,000)	—
Reverse repurchase agreement	—	—	(50,042)
Net third party DaVinciRe share repurchases	(62,157)	(136,702)	(132,718)
Third party investment in noncontrolling interest	—	3,000	—
Net cash used in financing activities	(542,236)	(531,592)	(485,772)
Effect of exchange rate changes on foreign currency cash	518	(1,003)	(1,276)
Net (decrease) increase in cash and cash equivalents	(60,754)	70,735	(13,976)
Net decrease in cash and cash equivalents of discontinued operations	—	3,891	31,961
Cash and cash equivalents, beginning of year	277,738	203,112	185,127
Cash and cash equivalents, end of year	$216,984	$277,738	$203,112
See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(amounts in tables expressed in thousands of United States (“U.S.”) dollars, except per share amounts and percentages)
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

•
The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Redeemable noncontrolling interest – DaVinciRe represents the interests of external parties with respect to the net loss (income) and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

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

•
On November 18, 2010, the Company entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with QBE Holdings, Inc. (“QBE”) to sell substantially all of its U.S.-based insurance operations including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National Inc. (“Agro National”), its commercial property insurance operations and its claims operations. At December 31, 2010, the Company classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented in the Company's consolidated financial statements as “discontinued operations” for all periods presented. On March 4, 2011, the Company and QBE closed the transaction contemplated by the Stock Purchase Agreement. Refer to “Note 3. Discontinued Operations,” for more information.

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
DISCONTINUED OPERATIONS
The results of operations of substantially all of the Company’s U.S.-based insurance operations sold to QBE are classified as held for sale and are reported as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Discontinued Operations. The consolidated financial statements and notes thereto are presented excluding the operations and cash flows of the discontinued operations from the continuing operations of the Company since the Company will not have any significant continuing involvement in the operations after the sale. The financial position and results of operations of discontinued operations are presented as single line items on the consolidated balance sheets and statements of operations, respectively. Certain prior year comparatives have been reclassified to conform to the current year presentation.
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
INVESTMENTS, CASH AND CASH EQUIVALENTS
Fixed Maturity Investments
Investments in fixed maturities are classified as available for sale or trading and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a receivable for investments sold or a payable for investments purchased. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the effective yield method. For mortgage-backed securities and other holdings for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. The net unrealized appreciation or depreciation on fixed maturity investments available for sale is included in accumulated other comprehensive income. The net unrealized appreciation or depreciation on fixed maturity investments trading is included in net realized and unrealized gains on investments in the consolidated statements of operations. Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and, for fixed maturity investments available for sale, include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary.
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
Equity Investments, Classified as Trading
Equity investments are accounted for at fair value in accordance with FASB ASC Topic Financial Instruments. Fair values are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. Net investment income includes dividend income and the net realized and unrealized appreciation or depreciation on equity investments is included in net realized and unrealized gains on investments in the consolidated statements of operations.
Short Term Investments and Cash and Cash Equivalents
Short term investments, which are managed as part of the Company’s investment portfolio and have a maturity of one year or less when purchased, are carried at amortized cost, which approximates fair value. The net unrealized appreciation or depreciation on short term investments is included in net realized and unrealized gains on investments in the consolidated statements of operations. Cash equivalents include money market instruments with a maturity of ninety days or less when purchased.
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of the Company's fund investments, which principally include hedge funds, private equity funds, senior secured bank loan funds and non-U.S. fixed income funds, are recorded on its balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Certain of the Company's fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company's current reporting date. The typical reporting lag experienced by the Company to receive a final net asset value report is one month for hedge funds, senior secured bank loan funds and non-U.S. fixed income funds and three months for private equity funds, although, in the past, in respect of certain of the Company's private equity funds, the Company has on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all information available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from the Company's estimates and these differences are recorded in the Company's statement of operations in the period in which they are reported to the Company as a change in estimate.

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
STOCK INCENTIVE COMPENSATION
The Company is authorized to issue restricted stock awards and units, stock options and other equity-based awards to its employees and directors. The fair value of the compensation cost is measured at the grant date and expensed over the period for which the employee is required to provide services in exchange for the award. Forfeiture benefits are estimated on a quarterly basis and incorporated in the determination of stock-based compensation.
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
FAIR VALUE
The Company accounts for certain of its assets and liabilities at fair value in accordance with FASB ASC Topic Fair Value Measurements and Disclosures.  The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operations, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive (loss) income in shareholders’ equity.
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

NONCONTROLLING INTERESTS
The Company accounts for its noncontrolling interest in the shareholders’ equity section of the Company’s consolidated balance sheet in accordance with FASB ASC Topic Consolidations, and presents such noncontrolling shareholders' interest in the net assets of the subsidiary. Net income (loss) attributable to noncontrolling interests is presented separately in the Company’s consolidated statements of operations.
In addition, the Company accounts for its redeemable noncontrolling interest in DaVinciRe in the mezzanine section of the Company’s consolidated balance sheet in accordance with Securities and Exchange Commission (“SEC”) guidance which is applicable to SEC registrants. The SEC guidance requires shares, not required to be accounted for in accordance with FASB ASC Topic Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer, to be classified outside of permanent equity in the mezzanine section of the balance sheet. Because the share classes related to the redeemable noncontrolling interest portion of DaVinciRe are not considered liabilities in accordance with FASB ASC Topic Distinguishing Liabilities from Equity and have redemption features that are not solely within the control of DaVinciRe, the redeemable noncontrolling interest in DaVinciRe is presented in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The SEC guidance does not impact the accounting for redeemable noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FASB ASC Topic Consolidation with respect to the consolidated statements of operations still apply.
Refer to “Note 10. Noncontrolling Interests” for more information.
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
Refer to “Note 10. Noncontrolling Interests” for additional information.
EARNINGS PER SHARE
The Company calculates earnings per share in accordance with FASB ASC Topic Earnings per Share. Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants.
The two-class method is used to determine earnings per share based on dividends declared on common stock and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Unvested restricted stock granted by the Company to its employees is considered a participating security and the Company uses the two-class method to calculate its net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic and diluted.

FOREIGN EXCHANGE
The Company’s functional currency is the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses which are included in the determination of net (loss) income.
TAXATION
Income taxes have been provided in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to accrued expenses, investments and tax sharing obligations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.
Uncertain tax positions are also accounted for in accordance with FASB ASC Topic Income Taxes.  Uncertain tax positions must meet a more-likely-than-not recognition threshold to be recognized.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which amends FASB ASC Topic Financial Services - Insurance. ASU 2010-26 modifies the definition of the types of costs that can be capitalized in relation to the acquisition of new and renewal insurance contracts. The amended guidance requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts in order to be capitalized as a deferred acquisition cost. Capitalized costs would include incremental direct costs, such as commissions paid to brokers. Additionally, the portion of employee salaries and benefits directly related to time spent for acquired contracts would be capitalized. Costs that fall outside the revised definition must be expensed when incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retroactive application permitted. The Company is currently evaluating the potential impacts of the adoption of ASU 2010-26, but does not currently expect this standard to have a material impact on its consolidated statements of operations and financial condition.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB ASC Topic Fair Value Measurement. ASU 2011-04 was issued to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board's new International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under GAAP and requires enhanced disclosures covering all transfers between Levels 1 and 2 of the fair value hierarchy. Additional disclosures covering Level 3 assets are also required. ASU 2011-04 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the potential impacts of the adoption of ASU 2011-04, but does not currently expect this standard to have a material impact on its consolidated statements of operations and financial condition.

Presentation of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends FASB ASC Topic Comprehensive Income. ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retroactive application required. The Company is currently evaluating the potential impacts of the adoption of ASU 2011-05, but does not currently expect this standard to have a material impact on its consolidated statements of operations, consolidated statements of comprehensive (loss) income, or its financial condition.
NOTE 3. DISCONTINUED OPERATIONS
U.S.-Based Insurance Operations
On November 18, 2010, the Company entered into a Stock Purchase Agreement with QBE to sell substantially all of its U.S.-based insurance operations, including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National, its commercial property insurance operations and its claims operations.  At December 31, 2010, the Company classified the assets and liabilities associated with this transaction as held for sale and the assets and liabilities were recorded at the lower of the carrying value or fair value less costs to sell. The financial results for these operations have been presented as discontinued operations in the Company's consolidated statements of operations for all periods presented.
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
During 2011, the Company recognized a $10.0 million liability and corresponding expense in liabilities of discontinued operations held for sale and (loss) income from discontinued operations, respectively, due to purported net adverse development on prior accident years net claims and claim expenses associated with the Reserve Collar.  The $10.0 million represents the maximum amount payable under the Reserve Collar.

The Company has reclassified the assets and liabilities of the discontinued operations to assets of discontinued operations and liabilities of discontinued operations, respectively, on its consolidated balance sheets. Details of the assets, liabilities and shareholder’s equity of discontinued operations held for sale at December 31, 2011 and 2010 are as follows:

At December 31,	2011	2010
Assets of Discontinued Operations Held for Sale
Fixed maturity investments trading, at fair value (Amortized cost $0 and $157,744 at December 31, 2011 and 2010, respectively)	$—	$156,282
Fixed maturity investments available for sale, at fair value (Amortized cost $0 and $529 at December 31, 2011 and 2010, respectively)	—	529
Short term investments, at fair value	—	59,594
Total investments	—	216,405
Cash and cash equivalents	—	53,713
Premiums receivable	—	290,962
Prepaid reinsurance premiums	—	17,179
Reinsurance recoverable	—	82,420
Accrued investment income	—	1,240
Deferred acquisition costs	—	15,743
Other assets	—	27,832
Goodwill and other intangibles	—	57,034
Amounts due from affiliates	—	109,619
Total assets of discontinued operations held for sale	$—	$872,147
Liabilities of Discontinued Operations Held for Sale
Reserve for claims and claim expenses	$—	$274,189
Unearned premiums	—	114,443
Reinsurance balances payable	—	143,711
Other liabilities	13,507	66,168
Total liabilities of discontinued operations held for sale	$13,507	$598,511
Shareholder’s Equity of Discontinued Operations Held for Sale
Total shareholder’s equity of discontinued operations held for sale	(13,507)	273,636
Total liabilities and shareholder’s equity of discontinued operations held for sale	$—	$872,147

The Company has reclassified the results of operations of the discontinued operations to (loss) income from discontinued operations in its consolidated statements of operations. Details of the (loss) income from discontinued operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

Year ended December 31,	2011	2010	2009
Revenues
Gross premiums written	$21,546	$478,308	$500,051
Net premiums written	$(44,935)	$290,188	$368,064
Decrease in unearned premiums	66,137	16,037	23,548
Net premiums earned	$21,202	$306,225	$391,612
Net investment income	339	5,082	5,802
Other (loss) income	(9,904)	5,811	223
Net realized and unrealized gains (losses) on fixed maturity investments	42	6,769	(517)
Net other-than-temporary impairments	—	—	(31)
Total revenues	11,679	323,887	397,089
Expenses
Net claims and claim expenses incurred	8,430	113,186	267,985
Acquisition expenses	6,059	68,777	85,625
Operational expenses	7,272	67,236	36,134
Corporate expenses	770	5,567	1,582
Total expenses	22,531	254,766	391,326
(Loss) income before taxes	(10,852)	69,121	5,763
Income tax (expense) benefit	(5,038)	(6,451)	937
(Loss) income from discontinued operations	$(15,890)	$62,670	$6,700

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows an analysis of goodwill and other intangible assets for the years ended December 31, 2010 and 2011:

	Goodwill and other intangibles
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2009 (1)
Gross amount	$8,160	$12,999	$21,159
Accumulated impairment losses and amortization	—	(5,853)	(5,853)
	8,160	7,146	15,306
Acquired during the year	—	—	—
Amortization	—	(616)	(616)
Impairment losses	—	—	—
Balance as of December 31, 2010 (1)
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	—	(6,469)	(6,469)
	8,160	6,530	14,690
Acquired during the year	—	—	—
Amortization	—	(563)	(563)
Impairment losses	(2,299)	(2,934)	(5,233)
Balance as of December 31, 2011
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	(2,299)	(9,966)	(12,265)
	$5,861	$3,033	$8,894

(1)
Excludes goodwill and intangible assets of $23.7 million and $33.3 million, respectively, at December 31, 2010 associated with the assets of discontinued operations held for sale (2009 – $23.7 million and $37.7 million, respectively).

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method for the years ended December 31, 2010 and 2011:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2009
Gross amount	$8,477	$44,323	$52,800
Accumulated impairment losses and amortization	—	(8,989)	(8,989)
	8,477	35,334	43,811
Acquired during the year	—	—	—
Amortization	—	(5,670)	(5,670)
Impairment losses	—	—	—
Balance as of December 31, 2010
Gross amount	8,477	44,323	52,800
Accumulated impairment losses and amortization	—	(14,659)	(14,659)
	8,477	29,664	38,141
Acquired during the year	544	—	544
Amortization	—	(5,161)	(5,161)
Impairment losses	—	—	—
Balance as of December 31, 2011
Gross amount	9,021	44,323	53,344
Accumulated impairment losses and amortization	—	(19,820)	(19,820)
	$9,021	$24,503	$33,524

The gross carrying value and accumulated amortization by major category of other intangible assets is shown below:

	Other intangible assets
At December 31, 2011	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$39,485	$(16,777)	$22,708
Covenants not-to-compete	2,130	(1,065)	1,065
Patents and intellectual property	4,500	(4,134)	366
Software	8,730	(7,725)	1,005
Trademarks and trade names	610	(85)	525
Lloyd’s managing agency license	1,867	—	1,867
	$57,322	$(29,786)	$27,536

The useful life of intangible assets with finite lives ranges from two to 25 years, with a weighted-average amortization period of 11 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total
2012	$409	$4,653	$5,062
2013	375	3,979	4,354
2014	209	3,305	3,514
2015	173	2,644	2,817
2016 and thereafter	—	9,922	9,922
Total remaining amortization expense	$1,166	$24,503	$25,669
Indefinite lived	1,867	—	1,867
Total	$3,033	$24,503	$27,536

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

At December 31,	2011	2010
U.S. treasuries	$885,152	$761,461
Agencies	158,561	216,963
Non-U.S. government (Sovereign debt)	216,916	157,867
FDIC guaranteed corporate	423,630	388,468
Non-U.S. government-backed corporate	640,757	356,119
Corporate	1,187,437	1,476,029
Agency mortgage-backed	428,042	383,403
Non-agency mortgage-backed	82,096	5,765
Commercial mortgage-backed	255,885	125,705
Asset-backed	12,989	—
Total fixed maturity investments trading	$4,291,465	$3,871,780

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Non-U.S. government (Sovereign debt)	$10,087	$921	$(12)	$10,996	$—
Non-U.S. government-backed corporate	312	13	—	325	—
Corporate	18,449	1,535	(517)	19,467	(176)
Agency mortgage-backed	12,636	1,071	—	13,707	—
Non-agency mortgage-backed	21,097	1,862	(284)	22,675	(1,837)
Commercial mortgage-backed	63,269	6,576	(1)	69,844	—
Asset-backed	4,819	219	—	5,038	—
Total fixed maturity investments available for sale	$130,669	$12,197	$(814)	$142,052	$(2,013)

		Included in Accumulated Other Comprehensive Income
At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Non-U.S. government (Sovereign debt)	$23,836	$2,830	$(146)	$26,520	$—
Non-U.S. government-backed corporate	1,332	53	—	1,385	—
Corporate	33,018	3,768	(404)	36,382	(1,818)
Agency mortgage-backed	17,159	1,245	—	18,404	—
Non-agency mortgage-backed	24,972	3,452	(40)	28,384	(2,063)
Commercial mortgage-backed	86,194	7,570	(29)	93,735	—
Asset-backed	39,038	1,124	(55)	40,107	(598)
Total fixed maturity investments available for sale	$225,549	$20,042	$(674)	$244,917	$(4,479)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
At December 31, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$617,974	$619,717	$152	$128	$618,126	$619,845
Due after one through five years	2,029,005	2,022,698	12,010	12,685	2,041,015	2,035,383
Due after five through ten years	719,737	730,259	11,223	11,791	730,960	742,050
Due after ten years	127,223	139,779	5,463	6,184	132,686	145,963
Mortgage-backed	758,975	766,023	97,002	106,226	855,977	872,249
Asset-backed	13,015	12,989	4,819	5,038	17,834	18,027
Total	$4,265,929	$4,291,465	$130,669	$142,052	$4,396,598	$4,433,517

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

At December 31,	2011	2010
Financial institution securities	$50,560	$—

Pledged Investments
At December 31, 2011, $1,292.7 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company's principal letter of credit facility. Of this amount, $403.4 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

Year ended December 31,	2011	2010	2009
Fixed maturity investments	$89,858	$108,195	$160,476
Short term investments	1,666	2,318	4,139
Equity investments	471	—	—
Other investments
Hedge funds and private equity investments	27,541	64,419	18,279
Other	8,458	39,305	145,367
Cash and cash equivalents	163	277	600
	128,157	214,514	328,861
Investment expenses	(10,157)	(10,559)	(10,682)
Net investment income	$118,000	$203,955	$318,179

Net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

Year ended December 31,	2011	2010	2009
Gross realized gains	$79,358	$138,814	$143,173
Gross realized losses	(30,659)	(19,147)	(38,655)
Net realized gains on fixed maturity investments	48,699	119,667	104,518
Net unrealized gains (losses) on fixed maturity investments trading	19,404	24,777	(10,839)
Net unrealized gains on equity investments trading	2,565	—	—
Net realized and unrealized gains on investments	$70,668	$144,444	$93,679
Total other-than-temporary impairments	$(630)	$(831)	$(26,968)
Portion recognized in other comprehensive income, before taxes	78	2	4,518
Net other-than-temporary impairments	$(552)	$(829)	$(22,450)

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government (Sovereign debt)	$915	$(9)	$42	$(3)	$957	$(12)
Corporate	3,935	(385)	412	(132)	4,347	(517)
Non-agency mortgage-backed	8,024	(224)	798	(60)	8,822	(284)
Commercial mortgage-backed	—	—	455	(1)	455	(1)
Total	$12,874	$(618)	$1,707	$(196)	$14,581	$(814)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government (Sovereign debt)	$2,363	$(129)	$291	$(17)	$2,654	$(146)
Corporate	2,581	(285)	801	(119)	3,382	(404)
Non-agency mortgage-backed	—	—	1,645	(40)	1,645	(40)
Commercial mortgage-backed	2,199	(29)	—	—	2,199	(29)
Asset-backed	3,172	(39)	3,196	(16)	6,368	(55)
Total	$10,315	$(482)	$5,933	$(192)	$16,248	$(674)

At December 31, 2011, the Company held 14 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the year ended December 31, 2011 and 2010, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

Other-Than-Temporary Impairment Process Prior to April 1, 2009
Under the pre-existing guidance, which was in effect for the three months ended March 31, 2009, the Company assessed, on a quarterly basis, whether declines in the fair value of its fixed maturity investments available for sale represented impairments that were other-than-temporary based on several factors. The factors the Company considered in the assessment of a security included: (i) the time period during which there had been a significant decline below cost; (ii) the extent of the decline below cost; (iii) the Company’s intent and ability to hold the security; (iv) the potential for the security to recover in value; (v) an analysis of the financial condition of the issuer; and (vi) an analysis of the collateral structure and credit support of the security, if applicable. Where the Company determined that there was an other-than-temporary decline in the fair value of the security, the cost of the security was written down to its fair value and the unrealized loss at the time of determination was reflected in the Company’s consolidated statements of operations. For the three months ended March 31, 2009 the Company recorded other-than-temporary impairments of $19.0 million.
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
In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the year ended December 31, 2011, the Company recognized $0.0 million other-than-temporary impairments due to the Company’s intent to sell these securities as of December 31, 2011 (2010 – $0.0 million, 2009 - $1.3 million).
In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2011, the Company recognized $0.0 million of other-than-temporary impairments due to required sales (2010 – $0.0 million, 2009 - $0.0 million).
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
Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the year ended December 31, 2011, the Company recognized $0.6 million of other-than-temporary impairments which were recognized in earnings and $0.1 million, related to other factors which were recognized in other comprehensive income (2010 – $0.8 million and $2 thousand, respectively, 2009 – $22.5 million and $4.5 million, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income for the year ended December 31, 2011 and 2010:

Year ended December 31,	2011	2010
Balance – January 1	$3,098	$9,987
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	30	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	172	70
Reductions:
Securities sold during the period	(2,736)	(6,959)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – December 31	$564	$3,098

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2011	2010
Private equity partnerships	$367,909	$347,556
Senior secured bank loan funds	257,870	166,106
Catastrophe bonds	70,999	123,961
Non-U.S. fixed income funds	28,862	80,224
Hedge funds	21,344	41,005
Miscellaneous other investments	2,000	28,696
Total other investments	$748,984	$787,548

Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and totaled $36.0 million (2010 – $103.7 million, 2009 – $163.6 million) of which $12.7 million was related to net unrealized gains (2010 – $57.5 million, 2009 – $88.5 million). Included in net investment income for the year ended December 31, 2011 is a loss of $1.4 million (2010 - income of $5.3 million, 2009 - loss of $10.7 million) representing the change in estimate during the period related to the difference between the Company's estimated net investment income due to the lag in reporting, as discussed in "Note 2. Significant Accounting Policies", and the actual amount as reported in the final net asset values provided by the Company's fund managers.
The Company has committed capital to private equity partnerships and other entities of $684.0 million, of which $540.6 million has been contributed at December 31, 2011. The Company’s remaining commitments to these funds at December 31, 2011 totaled $144.6 million. In the future, the Company may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2011			2010
At December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$32,645	$50,000	25.0%	$38,431
Tower Hill	10,000	28.6%	14,173	10,000	28.6%	14,155
Tower Hill Signature	500	25.0%	—	—	—%	—
Total Tower Hill Companies	60,500		46,818	60,000		52,586
Top Layer Re	65,375	50.0%	15,872	26,875	50.0%	14,844
Other	6,000	40.0%	8,024	19,000	n/a	18,173
Total investments in other ventures, under equity method	$131,875		$70,714	$105,875		$85,603

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
The Company originally invested $13.1 million and $10.0 million in Top Layer Re and Tower Hill, respectively, representing a 50.0% and 28.6% ownership, respectively. In December 2010, March 2011 and December 2011, primarily as a result of the September 2010, February 2011 New Zealand and Tohoku earthquakes, respectively, the Company invested an additional $13.8 million, $20.5 million and $18.0 million respectively, in Top Layer Re, maintaining the Company’s 50.0% ownership interest.
The table below shows the Company’s equity in (losses) earnings of other ventures, under equity method:

Year ended December 31,	2011	2010	2009
Tower Hill Companies	$2,923	$1,151	$(2,083)
Top Layer Re	(37,471)	(12,103)	12,619
Other	(1,985)	(862)	440
Total equity in (losses) earnings of other ventures	$(36,533)	$(11,814)	$10,976

Undistributed losses in the Company’s investments in other ventures, under equity method were $39.6 million at December 31, 2011. During 2011, the Company received $9.5 million of dividends from its investments in other ventures, under equity method (2010 – $17.9 million, 2009 – $16.4 million). During the third quarter of 2011, the Company sold its entire ownership interest in NBIC Holdings, Inc. (“NBIC”), a holding company for a specialty underwriter of homeowners' insurance products and services, for $12.0 million. Included in Other in the table above is equity in losses of NBIC of $2.8 million, which was accounted for under the equity method of accounting prior to its sale. As a result of the sale, the Company recorded a $4.8 million gain, included in other income.
The equity in earnings of the Tower Hill Companies are reported one quarter in arrears.

NOTE 6. FAIR VALUE MEASUREMENTS
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company's financial statements. Fair value is defined under accounting guidance currently applicable to the Company to be the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its consolidated statements of operations, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders' equity.
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

•
Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals, broker quotes and certain pricing indices; and

•
Level 3 inputs are based on unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In these cases, significant management assumptions can be used to establish management's best estimate of the assumptions used by other market participants in determining the fair value of the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and the Company considers factors specific to the asset or liability.
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
There have been no material changes in the Company's valuation techniques, nor have there been any transfers between Level 1 and Level 2, during the period represented by these consolidated financial statements. The Company transferred $6.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder to Level 3, from Level 2, at the end of the period.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet at December 31, 2011 and 2010:

At December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$885,152	$885,152	$—	$—
Agencies	158,561	—	158,561	—
Non-U.S. government (Sovereign debt)	227,912	—	227,912	—
FDIC guaranteed corporate	423,630	—	423,630	—
Non-U.S. government-backed corporate	641,082	—	641,082	—
Corporate	1,206,904	—	1,179,143	27,761
Agency mortgage-backed	441,749	—	441,749	—
Non-agency mortgage-backed	104,771	—	104,771	—
Commercial mortgage-backed	325,729	—	325,729	—
Asset-backed	18,027	—	18,027	—
Total fixed maturity investments	4,433,517	885,152	3,520,604	27,761
Short term investments	905,477	—	905,477	—
Equity investments trading	50,560	50,560	—	—
Other investments
Private equity partnerships	367,909	—	—	367,909
Senior secured bank loan funds	257,870	—	237,815	20,055
Catastrophe bonds	70,999	—	70,999	—
Non-U.S. fixed income funds	28,862	—	28,862	—
Hedge funds	21,344	—	14,782	6,562
Miscellaneous other investments	2,000	—	—	2,000
Total other investments	748,984	—	352,458	396,526
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	2,115	—	—	2,115
Derivatives (1)	3,312	707	(6,293)	8,898
Other	10,644	(6,869)	—	17,513
Total other assets and (liabilities)	16,071	(6,162)	(6,293)	28,526
	$6,154,609	$929,550	$4,772,246	$452,813

(1) See "Note 18. Derivative Instruments" for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$761,461	$761,461	$—	$—
Agencies	216,963	—	216,963	—
Non-U.S. government (Sovereign debt)	184,387	—	184,387	—
FDIC guaranteed corporate	388,468	—	388,468	—
Non-U.S. government-backed corporate	357,504	—	357,504	—
Corporate	1,512,411	—	1,490,626	21,785
Agency mortgage-backed	401,807	—	401,807	—
Non-agency mortgage-backed	34,149	—	34,149	—
Commercial mortgage-backed	219,440	—	219,440	—
Asset-backed	40,107	—	40,107	—
Total fixed maturity investments	4,116,697	761,461	3,333,451	21,785
Short term investments	1,110,364	—	1,110,364	—
Other investments
Private equity partnerships	347,556	—	—	347,556
Senior secured bank loan funds	166,106	—	158,386	7,720
Catastrophe bonds	123,961	—	123,961	—
Non-U.S. fixed income funds	80,224	—	80,224	—
Hedge funds	41,005	—	41,005	—
Miscellaneous other investments	28,696	—	21,870	6,826
Total other investments	787,548	—	425,446	362,102
Other secured assets	14,250	—	14,250	—
Other assets and (liabilities)
Platinum warrants	44,925	—	44,925	—
Assumed and ceded (re)insurance contracts	1,772	—	—	1,772
Derivatives (1)	2,693	(51)	6,245	(3,501)
Other	13,629	(4,599)	—	18,228
Total other assets and (liabilities)	63,019	(4,650)	51,170	16,499
	$6,091,878	$756,811	$4,934,681	$400,386

(1) See "Note 18. Derivative Instruments" for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
The Company’s fixed maturity investments portfolios are priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. In general, the pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers, reference data and industry and economic events. Index pricing generally relies on market traders as the primary source for pricing, however models are also utilized to provide prices for all index eligible securities. The models use a variety of observable inputs such as benchmark yields, transactional data, dealer runs, broker-dealer quotes and corporate actions. Prices are generally verified using third party data. Securities which are priced by an index provider, are generally included in the index.
In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies include mapping securities based on trade data, bids or offers wanted, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices are generally verified using third party data. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets.
The Company considers these Level 2 inputs as they are corroborated with other externally obtained information. The techniques generally used to determine the fair value of our fixed maturity investments are detailed below by asset class.
U.S. treasuries
At December 31, 2011, the Company’s U.S. treasuries fixed maturity investments had a weighted average effective yield of 0.6%, a weighted average credit quality of AA, and are primarily priced by pricing vendors. When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers, as such, the Company considers its U.S. treasuries fixed maturity investments Level 1. All data sources are regularly reviewed for accuracy to ensure the most reliable price source is used for each issue and maturity date.
Agencies
At December 31, 2011, the Company’s agency fixed maturity investments had a weighted average effective yield of 0.5% and a weighted average credit quality of AA. The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing vendors. When evaluating these securities, the pricing services gather information from market sources and integrates other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The dollar value for each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. The Company considers its agency fixed maturity investments Level 2.
Non-U.S. government (Sovereign debt)
Non-U.S. government fixed maturity investments held by the Company at December 31, 2011, had a weighted average yield to maturity of 2.3% and a weighted average credit quality of AA. The issuers for securities in this sector are generally non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets. The Company considers its non-U.S. government fixed maturity investments Level 2.
FDIC guaranteed corporate
The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average effective yield of 0.3% and a weighted average credit quality of AA at December 31, 2011. The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security, obtain credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve. The Company considers its FDIC guaranteed corporate fixed maturity investments Level 2.
Non-U.S. government-backed corporate
Non-U.S. government-backed corporate fixed maturity investments are considered Level 2 by the Company and had a weighted average effective yield of 1.4% and a weighted average credit quality of AAA at December 31, 2011. Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
At December 31, 2011, the Company’s corporate fixed maturity investments had a weighted average effective yield of 4.2% and a weighted average credit quality of A, and principally consist of U.S. and international corporations. The Company’s corporate fixed maturity investments are primarily priced by pricing services, and are considered Level 2 by the Company. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security, obtains credit data, as well as other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. Each security is individually evaluated using a spread model which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
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
Agency mortgage-backed
At December 31, 2011, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 1.5%, a weighted average credit quality of AA and a weighted average life of 2.6 years. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active and the to be announced ("TBA") market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes. The Company considers its agency mortgage-backed fixed maturity investments Level 2.
Non-agency mortgage-backed
The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments, and the Company considers these fixed maturity investments Level 2. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At December 31, 2011, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 8.0%, a weighted average credit quality of BBB, and a weighted average life of 3.3 years. The Company’s non-agency Alt-A fixed maturity investments held at December 31, 2011 have a weighted average effective yield of 9.1%, a weighted average credit quality of A, a weighted average life of 3.8 years, and are from vintage years 2006 and prior. Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (”OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
The Company’s commercial mortgage-backed fixed maturity investments held at December 31, 2011 have a weighted average effective yield of 3.2%, a weighted average credit quality of AA, and a weighted average life of 4.2 years. Securities held in these sectors are primarily priced by pricing services and are considered Level 2 by the Company. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average effective yield. The model generates a derived price for the bond by applying the most likely scenario.
Asset-backed
At December 31, 2011, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 0.9%, a weighted average credit quality of AAA and a weighted average life of 1.8 years. The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables and other receivables. Securities held in these sectors are primarily priced by pricing services and are considered Level 2 by the Company. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The model utilizes a single cash flow stream and computes both a yield to call and weighted average effective yield. The model generates a derived price for the bond by applying the most likely scenario.
Short term investments
Short term investments are considered Level 2 and fair values are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
Equity investments, classified as trading
Equity investments are considered Level 1 by the Company and fair values are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers and applicable securities exchanges. All data sources are regularly reviewed for accuracy to ensure the most reliable price source is used for each issue.
Other investments
Private equity partnerships
Included in the Company’s investments in private equity partnerships at December 31, 2011 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on net asset values obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information, and as a result is unable to corroborate the fair value measurement and therefore requires significant management judgment to determine the underlying value of the private equity partnership and accordingly the fair value of the Company’s investment in each private equity partnership is considered Level 3. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. The Company regularly reviews the performance of its private equity partnerships directly with the fund managers.
Senior secured bank loan funds
At December 31, 2011, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are estimated using the net asset value per share of the funds. Investments of $237.8 million are redeemable, in part on a monthly basis, or in whole over a three month period. These investments are valued at the net asset value of the fund and are considered Level 2.
The Company also has a $20.1 million investment in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using monthly net asset valuations received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs.
Catastrophe bonds
The Company's other investments include investments in catastrophe bonds which are recorded at fair value. The fair value of the Company's investments in catastrophe bonds considered Level 2 are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.
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
Hedge funds
The Company has investments in hedge funds that pursue multiple strategies. The fair values of the Company’s hedge funds have been estimated using the net asset value per share of the investments which are provided by third parties such as the relevant investment manager or administrator, recent financial information issued by the applicable investee entity or available market data to estimate fair value. The Company considers its hedge fund investments Level 2. However, in certain instances, a portion of the Company's hedge fund investment may be invested in so called "side pockets" or illiquid investments. In these instances, the Company has generally lost its ability to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3.
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
Other assets and liabilities
Included in other assets and liabilities measured at fair value at December 31, 2011 are certain derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and the fair value of these contracts is obtained through the use of exchange traded market prices, or in the absence of such market prices, industry or internal valuation models, as such, these products are considered Level 1 and Level 3, respectively. The Company considers assumed and ceded insurance contracts accounted for at fair value as Level 3, as the fair value of these contracts is obtained through the use of internal valuation models with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. In addition, other assets and liabilities include certain other derivatives entered into by the Company; the fair value of these transactions include the fair value of certain exchange traded foreign currency forward contracts which are considered Level 1, and the fair value of certain credit derivatives, determined using industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments, trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2011	$21,785	$362,102	$16,499	$400,386
Total unrealized gains (losses)
Included in net investment income	5,976	23,473	—	29,449
Included in other loss	—	—	(4,528)	(4,528)
Total realized gains
Included in net investment income	—	(223)	—	(223)
Included in other loss	—	—	38,318	38,318
Total foreign exchange losses	—	(1,635)	(95)	(1,730)
Purchases	—	74,293	56,543	130,836
Sales	—	—	(44,562)	(44,562)
Settlements	—	(68,046)	(33,649)	(101,695)
Net transfers into Level 3	—	6,562	—	6,562
Balance – December 31, 2011	$27,761	$396,526	$28,526	$452,813

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2010	$—	$393,913	$17,026	$410,939
Total unrealized gains (losses)
Included in net investment income	574	29,659	—	30,233
Included in other income	—	—	(3,001)	(3,001)
Total realized gains
Included in net investment income	—	(2,963)	—	(2,963)
Included in other income	—	—	47,137	47,137
Total foreign exchange losses	—	(1,391)	(861)	(2,252)
Purchases	21,211	74,027	19,262	114,500
Sales	—	(30,978)	(53,927)	(84,905)
Settlements	—	(100,165)	(9,137)	(109,302)
Net transfers into Level 3	—	—	—	—
Balance – December 31, 2010	$21,785	$362,102	$16,499	$400,386

Senior Notes
In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. At December 31, 2011, the fair value of the 5.875% Senior Notes was $103.4 million (2010 – $105.9 million).
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At December 31, 2011, the fair value of the 5.75% Senior Notes was $263.0 million (2010 - $252.4 million).
The fair value of RenaissanceRe’s 5.875% Senior Notes and RRNAH’s 5.75% Senior Notes is determined using indicative market pricing obtained from third-party service providers.
The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for certain assets and liabilities at fair value under FASB ASC Topic Financial Instruments. The Company has elected to use the guidance under FASB ASC Topic Financial Instruments, as the Company believes it represents the most meaningful measurement basis for these assets and liabilities. Below is a summary of the balances the Company has elected to account for at fair value:

At December 31,	2011	2010
Other investments	$748,984	$787,548
Other secured assets	$—	$14,250
Other assets	$19,628	$20,000

Included in net investment income for 2011 was $12.7 million of net unrealized gains related to the changes in fair value of other investments (2010 – $57.5 million, 2009 – $88.5 million). Net unrealized losses related to the changes in the fair value of other secured assets recorded in other (loss) income was $0.1 million for 2011 (2010 – unrealized gains of $41 thousand, 2009 – unrealized gains of $1.4 million). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other (loss) income was $2.8 million for 2011 (2010 – $2.2 million, 2009 – $0.8 million).
Reinsurance Contracts Accounted for at Fair Value
The Company assumes and cedes certain reinsurance contracts that are accounted for at fair value under the fair value option. As noted above, the Company has elected to use the guidance under FASB ASC Topic Financial Instruments to account for certain assets and liabilities as it believes it represents the most meaningful measurement basis for these assets and liabilities. The fair value of these contracts is obtained through the use of internal valuation models. These contracts are recorded on the Company’s balance sheet in other assets and other liabilities and totaled $2.1 million and $0.0 million at December 31, 2011, respectively (2010 – $1.8 million and $0.0 million, respectively). During 2011, the Company recorded income of $37.6 million (2010 – losses of $2.9 million, 2009 – losses of $31.9 million) which are included in other income and represent changes in the fair value of these contracts.

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

December 31, 2011	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$367,909	$139,454	See below	See below	See below
Senior secured bank loan funds	257,870	5,099	See below	See below	See below
Non-U.S. fixed income funds	28,862	—	Monthly, Bi-monthly	5	20
Hedge funds	21,344	—	Annually, Bi-annually	45	90
Total other investments measured using net asset valuations	$675,985	$144,553

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
Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $237.8 million are redeemable, in part on a monthly basis, or in whole over a three month period.
The Company also has a $20.1 million investment in a closed end fund which invests in loans. The Company has no right to redeem its investment in this fund.
Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Investments of $28.9 million are redeemable, in whole or in part, on a bi-monthly basis.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category have been estimated using the net asset value per share of the funds. Included in the Company's investments in hedge funds at December 31, 2011, are $6.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 7. CEDED REINSURANCE
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
The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2011	2010	2009
Premiums written
Direct	$29,725	$9,133	$469
Assumed	1,405,251	1,156,162	1,228,412
Ceded	(422,203)	(316,330)	(390,548)
Net premiums written	$1,012,773	$848,965	$838,333
Premiums earned
Direct	$17,794	$5,329	$1,419
Assumed	1,356,205	1,191,375	1,270,553
Ceded	(422,950)	(331,783)	(389,768)
Net premiums earned	$951,049	$864,921	$882,204
Claims and claim expenses
Gross claims and claim expenses incurred	$1,270,487	$178,422	$(81,233)
Claims and claim expenses recovered	(409,308)	(49,077)	10,535
Net claims and claim expenses incurred	$861,179	$129,345	$(70,698)

The reinsurers with the three largest balances accounted for 27.3%, 14.9% and 12.4%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2011 (2010 – 31.7%, 13.7% and 12.7%, respectively). At December 31, 2011, the Company had a $7.3 million valuation allowance against reinsurance recoverable (2010 – $3.5 million). The three largest company-specific components of the valuation allowance represented 34.2%, 27.3% and 12.0%, respectively, of the Company’s total valuation allowance at December 31, 2011 (2010 – 57.0%, 24.9% and 3.7%, respectively).
NOTE 8. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a claim to the Company and the settlement of the Company's liability may be many years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserve for claims and claim expenses of the Company, and at other times requiring a reallocation of incurred but not reported (“IBNR”) reserves to specific case reserves or additional case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in the results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to the Company's reserve for claims and claim expenses can impact current year net income (loss) by increasing net income or decreasing net loss if the estimates of prior year claims and claim expense reserves prove to be overstated or by decreasing net income or increasing net loss if the estimates of prior year claims and claim expense reserves prove to be insufficient.
The Company's estimates of claims and claim expenses are also based in part upon the estimation of claims resulting from natural and man-made disasters such as hurricanes, earthquakes, tsunamis, winter storms, terrorist attacks and other catastrophic events. Estimation by the Company of claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, the Company has recently increased its specialty reinsurance business but does not have the benefit of a significant amount of its own historical experience in certain of these lines. Therefore, the Company uses both proprietary and commercially available models, as well as historical (re)insurance industry claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2011	2010	2009
Net reserves as of January 1	$1,156,132	$1,260,334	$1,565,230
Net incurred related to:
Current year	993,168	431,476	195,518
Prior years	(131,989)	(302,131)	(266,216)
Total net incurred	861,179	129,345	(70,698)
Net paid related to:
Current year	299,299	50,793	42,712
Prior years	129,687	182,754	191,486
Total net paid	428,986	233,547	234,198
Total net reserves as of December 31	1,588,325	1,156,132	1,260,334
Reinsurance recoverable as of December 31	404,029	101,711	84,099
Total gross reserves as of December 31	$1,992,354	$1,257,843	$1,344,433

The following table details the Company's prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2011	2010	2009
Reinsurance	$(136,898)	$(286,019)	$(249,507)
Lloyd's	478	(197)	—
Insurance	4,431	(15,915)	(16,709)
Total	$(131,989)	$(302,131)	$(266,216)

For the year ended December 31, 2011, the prior year net favorable development of $132.0 million included favorable development of $136.9 million, adverse development of $0.5 million and adverse development of $4.4 million attributable to the Company's Reinsurance, Lloyd's and Insurance segments, respectively. Within the Company's Reinsurance segment, the catastrophe unit experienced $59.1 million of favorable development on prior years claims and claim expense reserves and the specialty reinsurance unit experienced $77.8 million of favorable development on prior years claims and claim expense reserves.
For the year ended December 31, 2010, the prior year favorable development of $302.1 million included favorable development of $286.0 million, $0.2 million and $15.9 million attributable to the Company's Reinsurance, Lloyd's and Insurance segments, respectively. Within the Company's Reinsurance segment, the catastrophe unit experienced $157.5 million of favorable development on prior years claims and claim expense reserves and the specialty reinsurance unit experienced $128.6 million of favorable development on prior years claims and claim expense reserves.
For the year ended December 31, 2009, the prior year favorable development of $266.2 million included favorable development of $249.5 million and $16.7 million attributable to the Company's Reinsurance and Insurance segments, respectively. Within the Company's Reinsurance segment, the Company's catastrophe unit experienced $184.4 million of favorable development on prior years claims and claim expense reserves and its specialty reinsurance unit experienced $65.1 million of favorable development on prior years claims and claim expense reserves.

Reinsurance Segment
The Company reviews substantially all of its catastrophe reinsurance claims and claim expense reserves quarterly. The Company's quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining its best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist the Company in developing its best estimate. This process is judgmental in that it involves reviewing changes in paid and reported claims each period and adjusting the Company's estimates of the ultimate expected claims for each event where there are developments that are different from its previous expectations. If the Company determines that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. It should be noted that the level of the Company's claims associated with certain catastrophes can be very large. For example, within the Company's Reinsurance segment, initial estimated ultimate claims associated with 2005 hurricanes, Katrina, Rita and Wilma, were over $1.5 billion, and the initial estimated ultimate claims associated with the 2008 hurricanes, Gustav and Ike, were over $530 million. As a result, small percentage changes in the estimated ultimate claims of large catastrophic events can significantly impact the Company's reserves for claims and claim expenses in subsequent periods.
When initially developing the Company's reserving techniques for its specialty reinsurance coverages, the Company considered estimating reserves utilizing several actuarial techniques such as paid and reported claims development methods. The Company elected to use the Bornhuetter-Ferguson actuarial method because this method is appropriate for lines of business, such as the Company's specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively impacted by one particular year or quarter of actual paid and/or reported claims data. This method uses initial expected claims ratio expectations to the extent that claims are not paid or reported, and it assumes that past experience is not fully representative of the future. As the Company's reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims is reflected in the respective reporting period as a change in estimate. The Company reevaluates its actuarial reserving techniques on a periodic basis.
The Company reviews substantially all of its specialty reinsurance claims and claim expense reserves quarterly. Typically, the quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing the Company's overall experience by underwriting year and in the aggregate. The Company monitors its expected ultimate claims and claim expense ratios and expected claims reporting assumptions on a quarterly basis and compares them to its actual experience. These actuarial assumptions are generally reviewed annually, based on input from the Company's actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage the Company provides, changes in industry standards, as well as its actual experience, to the extent the Company has enough data to rely on its own experience. If the Company determines that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified.

The following table details the development of the Company's liability for unpaid claims and claim expenses for its Reinsurance segment for the year ended December 31, 2011 split between its catastrophe reinsurance unit and its specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Year ended December 31, 2011	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
Tropical Cyclone Tasha (2010)	$13,922	$3,000	$16,922
Hurricanes Katrina, Rita and Wilma (2005)	10,008	6,215	16,223
Chilean Earthquake (2010)	8,455	4,688	13,143
World Trade Center (2001)	4,701	—	4,701
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	4,076	—	4,076
U.K. Floods (2007)	3,635	—	3,635
Windstorm Kyrill (2007)	2,494	—	2,494
New Zealand Earthquake (2010)	(15,179)	—	(15,179)
Total large catastrophe events	32,112	13,903	46,015
Small catastrophe events
U.S. PCS 21 Wildland Fire (2007)	4,554	—	4,554
U.S. PCS 33 Great Midwest Storm (2010)	3,125	—	3,125
U.S. PCS 31 Wind and Thunderstorm (2010)	3,039	—	3,039
U.S. PCS 96 Wind and Thunderstorm (2010)	2,288	—	2,288
Other	14,019	—	14,019
Total small catastrophe events	27,025	—	27,025
Total catastrophe claims and claim expenses	$59,137	$13,903	$73,040
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	$37,058	$37,058
Actuarial assumption changes	—	26,800	26,800
Total attritional claims and claim expenses	$—	$63,858	$63,858
Total favorable development of prior accident years claims and claim expenses	$59,137	$77,761	$136,898

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within the Company's catastrophe reinsurance unit in 2011 of $59.1 million was due to net reductions of $32.1 million arising from the estimated ultimate claims of large catastrophe events, including the 2005 hurricanes and the World Trade Center, for which the claims are principally paid and the amount of additional reported claims had slowed considerably and therefore the ultimate claims were reduced, and tropical cyclone Tasha and the Chilean earthquake, as reported claims came in better than expected in 2011. Partially offsetting the above reductions in estimated ultimate claims during 2011, the Company increased its estimated ultimate claims for the September 2010 New Zealand earthquake due to additional claims reporting information being available to the Company. The remainder of the favorable development of prior accident years claims and claim expenses was due to a reduction in ultimate claims on a large number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.

Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within the Company's specialty reinsurance unit in 2011 of $77.8 million includes: $26.8 million associated with actuarial assumption changes, principally in the Company's workers’ compensation quota share and per risk and property risk and energy lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected; $13.9 million due to reductions in case reserves and additional case reserves for certain large catastrophe events; and the remainder of $37.1 million due to reported claims coming in better than expected in 2011 on prior accident years events, as a result of the application of the Company's formulaic actuarial reserving methodology.

The following table details the development of the Company's liability for unpaid claims and claim expenses for its Reinsurance segment for the year ended December 31, 2010 split between its catastrophe reinsurance unit and its specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Year ended December 31, 2010	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
Mature, large catastrophe events
European Windstorm Erwin (2005)	$10,593	$—	$10,593
World Trade Center (2001)	9,914	—	9,914
Hurricanes Martin and Floyd (1999)	4,822	—	4,822
European Floods (2002)	4,361	—	4,361
U.S. PCS 88 Wind and Thunderstorm (2003)	2,873	—	2,873
Hurricane Isabel (2003)	1,995	—	1,995
U.S. PCS 97 Wildland Fire (2003)	1,231	—	1,231
Northridge Earthquake (1993)	1,094	—	1,094
Windstorm Anatol (1999)	971	—	971
Total mature, large catastrophe events	37,854	—	37,854
Buncefield Oil Depot (2005)	27,418	2,073	29,491
Hurricanes Katrina, Rita and Wilma (2005)	25,482	5,350	30,832
Hurricanes Gustav and Ike (2008)	10,878	—	10,878
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	8,149	—	8,149
European Windstorm Klaus (2009)	8,000	—	8,000
Total large catastrophe events	117,781	7,423	125,204
Small catastrophe events
U.S. PCS 78 Wind and Thunderstorm (2009)	3,215	—	3,215
U.S. PCS 66 Wind and Thunderstorm (2009)	3,149	—	3,149
U.S. Winter Storm (2009)	3,000	—	3,000
Hurricane Bill (2009)	2,500	—	2,500
U.S. PCS 82 Wind and Thunderstorm (2009)	2,429	—	2,429
Austrian Floods (2009)	2,356	—	2,356
Other	23,028	—	23,028
Total small catastrophe events	39,677	—	39,677
Total catastrophe claims and claim expenses	$157,458	$7,423	$164,881
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	$71,261	$71,261
Actuarial assumption changes	—	31,400	31,400
Reductions in specific events	—	18,477	18,477
Total attritional claims and claim expenses	$—	$121,138	$121,138
Total favorable development of prior accident years claims and claim expenses	$157,458	$128,561	$286,019

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within the Company's catastrophe reinsurance unit in 2010 of $157.5 million was due to reductions of $37.9 million to the estimated ultimate claims of mature, large catastrophe events, such as the 2001 World Trade Center, European windstorm Erwin and the large European windstorms of 1999, for which the claims are principally paid and the amount of additional reported claims had slowed considerably and therefore the ultimate claims were reduced. In addition, the 2005 Buncefield Oil Depot claim was reduced by $27.4 million in 2010, principally due to the underlying insured subrogating its liability and subsequently reimbursing the Company for claims the Company had previously paid to the insured. The ultimate claims associated with the 2005 hurricanes, Katrina, Rita and Wilma, and the 2004 hurricanes, Charley, Frances, Ivan and Jeanne, were reduced by $25.5 million and $8.1 million, respectively, as reported claims came in better than expected in 2010. As discussed below, the Company adopted a new actuarial technique in 2009 to reserve for these hurricanes and the level of reported claims in 2010 was less than the actuarial technique would have indicated, resulting in formulaic decreases to the ultimate claims for these large hurricanes. The ultimate claims associated with the 2008 hurricanes, Gustav and Ike, were reduced by $10.9 million and the 2009 European windstorm Klaus were reduced by $8.0 million in 2010, due to better than expected reported claims activity. The remainder of the favorable development of prior accident years claims and claim expenses was due to a reduction in ultimate claims on a large number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within the Company's specialty reinsurance unit in 2010 of $128.6 million includes $31.4 million associated with actuarial assumption changes, principally in the Company's casualty clash and surety lines of business, and partially offset by an increase in reserves within the Company's workers compensation per risk line of business, principally as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected; $18.5 million due to reductions in case reserves and additional case reserves, which are reserves established at the contract level for specific events; $7.4 million due to reductions in case reserves and additional case reserves for certain large catastrophe events; and the remainder of $71.3 million due to reported claims coming in better than expected in 2010 on prior accident years events, principally the 2005 through 2009 underwriting years, as a result of the application of the Company's formulaic actuarial reserving methodology.

The following table details the development of the Company's liability for unpaid claims and claim expenses for its Reinsurance segment for the year ended December 31, 2009 split between its property catastrophe reinsurance unit and its specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Year ended December 31, 2009	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
Hurricanes Gustav and Ike (2008)	$44,664	$—	$44,664
Hurricanes Katrina, Rita and Wilma (2005)	25,456	10,000	35,456
Windstorm Kyrill (2007)	16,719	—	16,719
U.K. Floods (2007)	14,589	—	14,589
U.S. PCS 21 California Wildland Fire (2007)	14,085	—	14,085
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	11,302	—	11,302
Total large catastrophe events	126,815	10,000	136,815
Small catastrophe events
Windstorm Emma (2008)	8,910	—	8,910
U.S. PCS 27 Wind and Thunderstorm (2008)	4,237	—	4,237
Hurricane Dean (2007)	3,889	—	3,889
U.S. PCS 42 Wind and Thunderstorm (2008)	3,862	—	3,862
U.S. PCS 43 Wind and Thunderstorm (2008)	3,171	—	3,171
Other	33,511	—	33,511
Total small catastrophe events	57,580	—	57,580
Total catastrophe claims and claim expenses	$184,395	$10,000	$194,395
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	$92,115	$92,115
Madoff	—	(32,500)	(32,500)
Subprime	—	(4,503)	(4,503)
Total attritional claims and claim expenses	$—	$55,112	$55,112
Total favorable development of prior accident years claims and claim expenses	$184,395	$65,112	$249,507

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within the Company's property catastrophe unit of $184.4 million in 2009 includes a $44.7 million reduction in the ultimate claims associated with the 2008 hurricanes, Gustav and Ike. Given the magnitude and the then recent occurrence of the 2008 hurricanes, Gustav and Ike, during the third quarter of 2008, combined with delays in receiving claims data, potential uncertainties related to reinsurance recoveries and other uncertainties inherent in claims estimation, meaningful uncertainty remained regarding the ultimate claims related to these hurricanes at December 31, 2008. Accordingly, as the Company received additional information during 2009, the level of reported claims was less than expected and, as such, the ultimate claims associated with these hurricanes was reduced.
In 2009, the Company reviewed its processes and methodology for estimating the ultimate expected cost to settle all claims arising from certain mature, large U.S. hurricanes. During this process, the Company evaluated several actuarial methodologies including using paid claim development factors, reported claim development factors and ratios of IBNR to case reserves. In this review, among other things, the Company looked at its historical claims experience on these mature large U.S. hurricanes, the amount of case reserves associated with these mature, large U.S. hurricanes and available industry claims information on the same or similar events. The Company determined that the use of the reported claim development factor methodology for these mature, large U.S. hurricanes would provide the Company with the best estimate of ultimate claims in respect of these events. Currently, the Company believes this approach is only applicable for the 2004 and 2005 large hurricanes as it believes that (i) these events have a large enough number of reported claims to be statistically sound, (ii) these events have available industry reported claims information to supplement the Company's own historical reported claim information, and (iii) a sufficient amount of time has passed from the date of claim that the use of an actuarial method could assist in estimating the ultimate costs. The Company implemented this actuarial methodology in 2009 with respect to its 2004 and 2005 hurricane claims. In implementing this actuarial technique, the Company adjusted its ultimate claims at December 31, 2009 on the 2004 hurricanes from 96.6% reported to 98.1% reported and from 93.6% reported to 95.8% reported for the 2005 hurricanes. The impact of these changes within the Company's catastrophe reinsurance unit was a decrease in ultimate claims on the 2004 hurricanes by $12.3 million and by $28.1 million for the Company's 2005 hurricane claims, prior to the impact of changes in the Company's reinsurance recoveries. At December 31, 2010, the Company estimated its reported claims were 99.3% and 98.1% reported for the 2004 and 2005 hurricanes, respectively. The remainder of the reduction in ultimate claims in 2009 was due to the 2007 European windstorm Kyrill of $16.7 million; the 2007 California wildfires of $14.1 million; the 2007 flooding in the U.K. of $14.6 million; and $57.6 million related to reductions in the ultimate net claims on a variety of smaller catastrophes such as hail storms, winter freezes, floods, fires and tornadoes which occurred during the 2006 through 2008 accident years.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within the Company's specialty reinsurance unit of $65.1 million in 2009 was principally attributable to lower than expected claims emergence on the 2005 through 2008 underwriting years of $92.1 million, which was driven by the application of the Company's formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial IBNR reserves, $10.0 million due to a reduction on one claim on a contract related to the 2005 hurricanes, and partially offset by a $32.5 million increase in the Company's estimated ultimate net claims on the 2008 Madoff matter and a $4.5 million increase due to the subprime claims, with both of these increases driven by higher than expected claims activity.
Lloyd's Segment
The Company uses the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within its Lloyd's segment for its property and casualty (re)insurance contracts and quota share reinsurance business. The comments discussed above relating to the Company's reserving techniques and processes for the Company's specialty reinsurance unit within the Company's Reinsurance segment also apply to the Company's Lloyd's segment. In addition, certain of the Company's coverages may be impacted by natural and man-made catastrophes. The Company estimates claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the Company's catastrophe reinsurance unit discussed above.
The following table details the development of the Company's liability for unpaid claims and claim expenses for its Lloyd's segment for the years ended December 31, 2011, 2010 and 2009:

Year ended December 31,	2011	2010	2009
Lloyd's	$478	$(197)	$—

The Company commenced its Lloyd's operations in mid-2009 and the reserve development in this segment since that time has not been significant.

Insurance Segment
The Company uses the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within its Insurance segment for its property and casualty insurance contracts and quota share reinsurance business. The comments discussed above relating to the Company's reserving techniques and processes for its specialty reinsurance unit within the Company's Reinsurance segment also apply to the Company's Insurance segment. In addition, certain of the Company's coverages may be impacted by natural and man-made catastrophes. The Company estimates claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the Company's catastrophe reinsurance unit discussed above. The following table details the development of the Company's liability for unpaid claims and claim expenses for its Insurance segment for the years ended December 31, 2011, 2010 and 2009:

Year ended December 31,	2011	2010	2009
Large catastrophe events	$4,243	$300	$1,603
Attritional claims and claim expenses	1,389	15,615	15,106
Actuarial assumption changes	(10,063)	—	—
Total	$(4,431)	$15,915	$16,709

The adverse development on prior accident years of $4.4 million in 2011 within the Company's Insurance segment was principally due to the construction defect book of business, which experienced higher than expected reported losses, and was subsequently subject to a comprehensive actuarial review during the fourth quarter of 2011, which review resulted in an increase of $10.1 million to the estimated ultimate claims and claim expenses related to this book of business due to changes in the actuarial assumptions. The total gross reserve for claims and claim expenses for the construction defect book of business at December 31, 2011 is $58.8 million. Partially offsetting the adverse development on prior accident years within the construction defect book of business, noted above, was favorable development of $4.2 million related to large catastrophe events, of which $4.6 million related to the 2005 hurricanes, and $1.4 million related to the application of the Company's formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves.
The favorable development of $15.9 million in 2010 on prior accident year claims and claim expenses within the Company's Insurance segment was principally driven by the application of the Company's formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves. There were no significant changes made to the actuarial assumptions in 2010 or to the ultimate claims associated with the large catastrophe events.
The favorable development within the Company's Insurance segment of $16.7 million in 2009 was principally driven by the application of the Company's formulaic actuarial reserving methodology for this business with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves. During 2009, there were no significant changes made to the actuarial assumptions used as part of the Company's formulaic actuarial reserving methodology noted above. The Company's Insurance segment experienced a $2.1 million decrease in the net ultimate claims and claim expenses associated with the 2004 and 2005 large hurricanes during 2009, including the adoption of the actuarial technique noted above for these hurricanes.  The total decrease in net ultimate claims and claim expenses associated with large catastrophes in 2009 was $1.6 million.
Assumed Reinsurance Contracts Classified As Deposit Contracts
Net claims and claim expenses incurred were reduced by $0.2 million during 2011 (2010 – $0.2 million, 2009 – $3.3 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only.  Other loss was increased by $0.1 million during 2011 (2010 – other income increased by $8.1 million, 2009 – other income reduced by $0.7 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only.  Aggregate deposit liabilities of $50.0 million are included in reinsurance balances payable at December 31, 2011 (2010 – $52.1 million) and aggregate deposit assets of $0.0 million are included in other assets at December 31, 2011 (2010 – $0.0 million) associated with these contracts.

NOTE 9. DEBT
5.875% Senior Notes
In January 2003, the Company issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. The notes can be redeemed by the Company prior to maturity, subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.
5.75% Senior Notes
On March 17, 2010, RRNAH issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity, subject to the payment of a "make-whole" premium. The Notes were issued pursuant to an Indenture, dated as of March 17, 2010, by and among RenaissanceRe, RRNAH, and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of March 17, 2010 (as so supplemented, the “Indenture”).
RenaissanceRe Revolving Credit Facility (the “Credit Agreement”)
Effective April 22, 2010, RenaissanceRe entered into a revolving credit agreement with various financial institutions parties thereto, Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent for the lenders thereunder, and Wells Fargo Bank, National Association, as syndication agent. The Credit Agreement provides for a revolving commitment to RenaissanceRe of $150.0 million, including the issuance of letters of credit for the account of RenaissanceRe and RenaissanceRe’s insurance subsidiaries of up to $150.0 million and the issuance of letters of credit for the account of RenaissanceRe’s non-insurance subsidiaries of up to $50.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $250.0 million. The scheduled commitment maturity date of the Credit Agreement is April 22, 2013. At December 31, 2011, the revolving commitment of $150.0 million remained unused and available to RenaissanceRe.
The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit the ability of RenaissanceRe and its subsidiaries to merge, consolidate, enter into negative pledge agreements, sell, transfer or lease all or any substantial part of their respective assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed $2.4 billion and $960.0 million, respectively. The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement.
DaVinciRe Revolving Credit Facility
DaVinciRe was a party to a Third Amended and Restated Credit Agreement, dated as of April 5, 2006 (the “DaVinciRe Credit Agreement”), which provides for a revolving credit facility in an aggregate amount of up to $200.0 million and was scheduled to mature on April 5, 2011. On April 1, 2011, DaVinciRe repaid in full the $200.0 million borrowed under the DaVinciRe Credit Agreement and terminated the lenders' lending commitment thereunder. In connection with such repayment and termination, on March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40 to 1.00 and a net worth of no less than $500.0 million. At December 31, 2011, $200.0 million remained outstanding under the Loan Agreement.

Principal Letter of Credit Facility
Effective April 22, 2010, RenaissanceRe and its affiliates, Renaissance Reinsurance, Renaissance Reinsurance of Europe, Glencoe Insurance Ltd. and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Third Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Lenders”), with Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the Lenders, and certain other agents (the “Reimbursement Agreement”).
The Reimbursement Agreement serves as the Company’s principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. As of December 31, 2010, the Reimbursement Agreement provided commitments from the Lenders in an aggregate amount of $1.0 billion. Effective February 15, 2011, the Company reduced the commitments under the Reimbursement Agreement from $1.0 billion to $700.0 million. Effective March 7, 2011, the Company further reduced the commitments under the Reimbursement Agreement from $700.0 million to $600.0 million. The reductions were implemented in connection with a reassessment of the future collateral needs of the Account Parties, taking into account, amount other things, their access to alternative sources of credit enhancement. Prior to the expiration date set forth above and after giving effect to the full $400.0 million reduction, the commitments of the Lenders under the Reimbursement Agreement may be increased from time to time up to an aggregate amount not to exceed $1.1 billion, subject to the satisfaction of certain conditions. At December 31, 2011, the Company had $420.5 million of letters of credit with effective dates on or before December 31, 2011 outstanding under the Reimbursement Agreement.
The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe and the Account Parties and Renaissance Investment Holdings Ltd. (“RIHL”) that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate, sell, transfer or lease all or any substantial part of their respective assets. The Reimbursement Agreement also contains certain financial covenants that are customary for reinsurance and insurance companies in facilities of this type, which require RenaissanceRe and DaVinci to maintain a minimum net worth of $1.97 billion and $744.0 million, respectively. The foregoing net worth requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.
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
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective September 17, 2010, each of Renaissance Reinsurance, DaVinci and Glencoe (collectively, the “Bilateral Facility Participants”), entered into a secured letter of credit facility with Citibank Europe plc (“CEP”). The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million. The Bilateral Facility expires on December 31, 2013 and is evidenced by a Facility Letter (as amended) and three separate Master Agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At December 31, 2011, the Bilateral Facility of $300.0 million remained unused and available to the Bilateral Facility Participants.

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
Funds at Lloyd’s Letter of Credit Facility
On April 26, 2010, Renaissance Reinsurance and CEP entered into an Amended and Restated Pledge Agreement (the “Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, and provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. At December 31, 2011, two letters of credit issued by CEP under the Reimbursement Agreement were outstanding, in the amount of $118.5 million and £24.5 million, respectively, each having an expiration date of December 31, 2013. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Reimbursement Agreement certain securities with a collateral value equal to 100% of the aggregate amount of the then-outstanding letters of credit issued under the Reimbursement Agreement.
Letters of Credit
At December 31, 2011, we had total letters of credit outstanding under all facilities of $576.8 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Renaissance Trading Margin Facility
Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility. This margin facility is supported by a $10.0 million guarantee issued by RenaissanceRe. Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points. At December 31, 2011, $4.4 million was outstanding under the facility.
Guarantees
At December 31, 2011, RenaissanceRe had provided guarantees in the amount of $371.2 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.
Interest paid on the above debt totaled $23.8 million for the year ended December 31, 2011 (2010 – $17.7 million, 2009 – $18.7 million).

The following table sets forth the Company’s aggregate amount of maturities related to the Company’s debt obligations reflected on its consolidated balance sheet at December 31, 2011:

Year ended December 31, 2011
2012	$4,373
2013	100,000
2014	—
2015	—
2016	—
After 2016	250,000
Unamortized debt issuance expenses	(753)
$353,620

NOTE 10. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties for the years ended December 31, 2011, 2010 and 2009 is recorded in the consolidated statements of operations as net (loss) income attributable to noncontrolling interests. The Company's ownership in DaVinciRe was 42.8% at December 31, 2011 (2010 - 41.2%, 2009 - 38.2%).
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
In advance of the March 1, 2011 redemption notice date, certain third party shareholders of DaVinciRe have submitted repurchase notices, in accordance with the Shareholders Agreement, for shares of DaVinciRe with a GAAP book value of $9.2 million at December 31, 2011. Effective January 1, 2012, DaVinciRe redeemed the shares for $9.2 million, less a $1.8 million reserve holdback.
On June 1, 2011, DaVinciRe completed an equity raise of $100.0 million from new and existing shareholders, including $30.0 million contributed by the Company. As a result of the equity raise, the Company's ownership in DaVinciRe decreased to 42.8% effective June 1, 2011.
Effective January 1, 2012, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In connection with the sale by the existing third party shareholder, DaVinciRe retained a $4.9 million holdback.  In addition, effective January 1, 2012, the Company sold a portion of its shares of DaVinciRe to a separate new third party shareholder.  The Company sold these shares for $98.9 million, net of a $10.0 million reserve holdback due from DaVinciRe.  The Company's ownership in DaVinciRe was 42.8% at December 31, 2011 and subsequent to the above transactions, its ownership interest in DaVinciRe decreased to 34.7% effective January 1, 2012.
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before February 15, 2012, were for shares of DaVinciRe with a GAAP book value of $19.0 million at December 31, 2011.
The Company expects its ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

Year ended December 31,	2011	2010
Balance – January 1	$757,655	$786,647
Purchase of shares from redeemable noncontrolling interest	(136,225)	(142,097)
Sale of shares to redeemable noncontrolling interests	70,000	—
Comprehensive income:
Net (loss) income attributable to redeemable noncontrolling interest	(33,697)	116,532
Other comprehensive loss attributable to redeemable noncontrolling interest	(6)	(3,427)
Balance – December 31	$657,727	$757,655

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, invested $41 thousand in the Angus Fund, representing a 1.0% ownership interest at December 31, 2011 (2010 - $40 thousand and 1.0%, respectively), and RRCA, a limited partner, invested $1.0 million in the Angus Fund, representing a 24.2% ownership interest at December 31, 2011 (2010 - $1.0 million and 24.8%, respectively). The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a VIE, therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The Company expects its ownership in the Angus Fund to fluctuate over time. The portion of the Angus Fund's earnings owned by third parties for the year ended December 31, 2011 and 2010, is recorded in the consolidated statements of operations as noncontrolling interest. The Company expects its ownership in the Angus Fund to fluctuate over time.
The activity in noncontrolling interest is detailed in the table below:

Year ended December 31,	2011	2010
Balance – January 1	$2,889	$—
Purchase of shares by noncontrolling interest	100	3,000
Comprehensive income:
Net income (loss) attributable to noncontrolling interest	540	(111)
Dividends on common shares	(189)	—
Other comprehensive income attributable to noncontrolling interest	—	—
Balance – December 31	$3,340	$2,889

NOTE 11. SHAREHOLDERS’ EQUITY
The aggregate authorized capital of the Company is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2011	2010	2009
(thousands of shares)
Issued and outstanding shares – January 1	54,110	61,745	61,503
Shares repurchased	(2,889)	(8,198)	(951)
Exercise of options and issuance of restricted stock awards	322	563	1,193
Issued and outstanding shares – December 31	51,543	54,110	61,745

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2011, $191.6 million of shares (2010 – $460.4 million, 2009 – $51.0 million) were repurchased under this program. Common shares repurchased by the Company are normally canceled and retired. At December 31, 2011, $483.2 million remained available for repurchase under the Board authorized share repurchase program. On February 22, 2012, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Dividends declared and paid on common shares amounted to $1.04, $1.00 and $0.96 per common share for the years ended December 31, 2011, 2010 and 2009, respectively, or $53.5 million, $55.9 million and $59.7 million, respectively, on all common shares outstanding.

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
During 2011, the Company declared and paid $35.0 million in preference share dividends (2010 – $42.1 million, 2009 – $42.3 million).
NOTE 12. EARNINGS PER SHARE
The Company accounts for its weighted average shares in accordance with FASB ASC Topic Earnings per Share. Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants. In accordance with FASB ASC Topic Earnings per Share, earnings per share calculations use average common shares outstanding - basic, when the Company is in a net loss position for the period.
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2011	2010	2009
(thousands of shares)
Numerator:
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(92,235)	$702,613	$838,858
Amount allocated to participating common shareholders (1)	(990)	(17,765)	(18,473)
Net (loss) income allocated to RenaissanceRe common shareholders	$(93,225)	$684,848	$820,385
Denominator:
Denominator for basic (loss) income per RenaissanceRe common share - weighted average common shares	50,747	55,145	60,775
Per common share equivalents of employee stock options and restricted shares	—	496	435
Denominator for diluted (loss) income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	50,747	55,641	61,210
Basic (loss) income per RenaissanceRe common share	$(1.84)	$12.42	$13.50
Diluted (loss) income per RenaissanceRe common share	$(1.84)	$12.31	$13.40

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

NOTE 13. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
During 2010, the Company issued a $5.0 million promissory note to Tower Hill Insurance Group, LLC (“THIG”). Interest is due quarterly and is accrued on the unpaid principal balance at LIBOR plus 6.0%. THIG can voluntarily prepay the loan in whole, or in part, plus accrued interest, without premium or penalty at any time. Included in other assets on the Company’s consolidated balance sheet at December 31, 2011 is the promissory note principal balance of $4.5 million (2010 - $5.0 million). Interest income earned on the promissory note of $0.3 million (2010 - $0.0 million) is included in other income on the Company's consolidated statements of operations.
The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by the Tower Hill Companies. For the year ended December 31, 2011, the Company recorded $29.8 million (2010 - $29.7 million, 2009 - $28.1 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates. Gross premiums earned totaled $28.9 million (2010 - $38.4 million, 2009 - $58.5 million) and expenses incurred were $3.3 million (2010 - $4.1 million, 2009 - $14.3 million) for the year ended December 31, 2011. The Company had a net related outstanding receivable balance of $12.2 million as of December 31, 2011 (2010 – $14.9 million). During 2011, the Company recovered net claims and claims expenses of $8.0 million (2010 - assumed $15.5 million, 2009 - assumed $10.0 million) and, as of December 31, 2011, had a net reserve for claims and claim expenses of $11.6 million (2010 - $13.9 million). In addition, the Company received distributions of $9.5 million from THIG during 2011.
During 2008, the Company invested $6.0 million in Angus Partners LLC (“Angus”), representing a 40% equity interest, which is accounted for under the equity method of accounting. Angus provides commodity related risk management products to third party customers. The Company had an outstanding net asset position of $3.8 million at December 31, 2011 (2010 - net liability position of $0.9 million) related to certain derivative trades with Angus. For the year ended December 31, 2011, the Company generated other income of $3.4 million (2010 - $8.3 million, 2009 - $1.2 million) related to these trades.
During 2011, the Company received distributions from Top Layer Re of $0.0 million (2010 – $12.9 million, 2009 – $11.5 million), and a management fee of $3.7 million (2010 – $3.3 million, 2009 – $3.3 million). The management fee reimburses the Company for services it provides to Top Layer Re. In addition, during 2011, the Company contributed additional paid in capital of $38.5 million to Top Layer Re (2010 - $13.8 million).
During 2011, the Company received 90.7% of its Reinsurance segment gross premiums written (2010 – 88.2%, 2009 – 90.1%) from three brokers. Subsidiaries and affiliates of AON Benfield, Marsh Inc., and the Willis Group accounted for approximately 56.1%, 21.9% and 12.7%, respectively, of gross premiums written for the Reinsurance segment in 2011 (2010 – 53.5%, 23.1% and 11.6%, respectively, 2009 – 58.7%, 20.9% and 10.5%, respectively).
NOTE 14. TAXATION
Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Acts of 1987 and 2011, respectively.
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

The following is a summary of the Company’s income from continuing operations before taxes allocated between U.S. and non-U.S. jurisdictions:

Year ended December 31,	2011	2010	2009
U.S. (domestic)	$(81,549)	$(10,938)	$17,692
Non-U.S. (foreign)	6,732	803,296	1,038,298
(Loss) income from continuing operations before taxes	$(74,817)	$792,358	$1,055,990

Income tax benefit (expense) is comprised as follows:

Year ended December 31, 2011	Current	Deferred	Total
Total income tax benefit	$13,467	$(13,152)	$315
Year ended December 31, 2010
Total income tax benefit	$(1,384)	$7,508	$6,124
Year ended December 31, 2009
Total income tax expense	$139	$(10,170)	$(10,031)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0%, 12.5% and 26.0%, have been used for the Bermuda, U.S., Ireland and the U.K., respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2011	2010	2009
Expected income tax benefit (expense)	$30,589	$5,647	$(5,834)
Transfer pricing adjustments	(306)	37	(2,830)
Change in valuation allowance	(27,601)	(1,175)	(979)
Non-deductible expenses	(941)	(28)	(65)
State income tax expense, net of federal benefit	(871)	(67)	(223)
Other	(555)	1,710	(100)
Income tax benefit (expense)	$315	$6,124	$(10,031)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2011	2010
Deferred tax assets
Tax loss and credit carryforwards	$19,230	$3,471
Accrued expenses	2,983	4,427
Investments	7,744	4,209
Deferred interest expense	4,011	—
Amortization and depreciation	1,256	217
	35,224	12,324
Deferred tax liabilities
Tax sharing obligation	—	(8,744)
Amortization and depreciation	(649)	(635)
	(649)	(9,379)
Net deferred tax asset before valuation allowance	34,575	2,945
Valuation allowance	(34,983)	(3,537)
Net deferred tax liability	$(408)	$(592)

During 2011, the Company recorded a net increase to the valuation allowance of $31.4 million (2010 – $1.2 million, 2009 – $1.0 million). The Company’s net deferred tax asset relates primarily to net operating loss carryforwards, deferred interest expense, tax sharing obligations and GAAP versus tax basis accounting differences relating to accrued expenses and investments. The Company’s U.S. operations generated a cumulative GAAP taxable loss for the three year period ended December 31, 2011. Accordingly, the Company believes that it is more likely than not that the U.S. net deferred tax asset will not be realized and as a result has provided a full valuation allowance against its U.S. net deferred tax asset. In addition, a valuation allowance has been provided against deferred tax assets in Ireland and the U.K. These deferred tax assets relate principally to net operating loss carryforwards.
In the U.S., the Company has net operating loss carryforwards of $25.6 million. Under applicable law, the U.S. net operating loss carryforwards will expire in 2032. In Ireland, the Company has net operating loss carryforwards of $14.0 million. Under applicable law, the Irish net operating loss can be carried forward for an indefinite period. In the U.K., the Company has net operating loss carryforwards of $27.1 million. Under applicable law, the U.K. net operating loss can be carried forward for an indefinite period.
The Company made net payments for U.S. federal, Irish and U.K. income taxes of $11.0 million for the year ended 2011 (2010 – net payments of $3.5 million, 2009 – net refund of $0.4 million).
The Company has unrecognized tax benefits of $3.3 million as of December 31, 2011 (2010 - $0.0 million). Due to the unrecognized tax benefits being attributable to a temporary difference and the Company's U.S. net operating loss carryforward position, unrecognized tax benefits, if recognized, would have no affect on the Company's effective tax rate or on tax payments made to government authorities. Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense.  At December 31, 2011, interest and penalties accrued on unrecognized tax benefits was $0.0 million. Income tax returns filed for tax years 2008 through 2010, 2007 through 2010 and 2010, are open for examination by the Internal Revenue Service, Irish tax authorities and U.K. tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its consolidated statements of operations and financial condition.
NOTE 15. SEGMENT REPORTING
The Company has three reportable segments: Reinsurance, Lloyd's and Insurance.
The Company's Reinsurance operations are comprised of: 1) property catastrophe reinsurance, primarily written through Renaissance Reinsurance and DaVinci; 2) specialty reinsurance, primarily written through Renaissance Reinsurance and DaVinci; and 3) certain property catastrophe and specialty joint ventures, as described herein. The Reinsurance segment is managed by the Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to the Company's proprietary risk management, underwriting and modeling resources and tools.
The Company's Lloyd's segment includes reinsurance and insurance business written through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance the Company's underwriting platform by providing access to Lloyd's extensive distribution network and worldwide licenses and is managed by the Chief Underwriting Officer Lloyd's. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458.
The Company's Insurance segment includes the operations of the Company's former Insurance segment that were not sold pursuant to the Stock Purchase Agreement with QBE, as discussed in “Note 1. Organization”. The Insurance segment is managed by the Global Chief Underwriting Officer. The Insurance business is written by Glencoe Insurance Ltd. (“Glencoe”). Glencoe is a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.
The financial results of the Company's strategic investments, weather and energy risk management operations and noncontrolling interests are included in the Other category of the Company's segment results. Also included in the Other category of the Company's segment results are the Company's investments in other ventures, investments unit, corporate expenses and capital servicing costs.

The Company does not manage its assets by segment; accordingly, net investment income (loss) and total assets are not allocated to the segments.
A summary of the significant components of the Company's revenues and expenses is as follows:

Year ended December 31, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,323,187	$111,584	$282	$(77)	$—	$1,434,976
Net premiums written	$913,499	$98,617	$657		—	$1,012,773
Net premiums earned	$873,088	$76,386	$1,575		—	$951,049
Net claims and claim expenses incurred	783,704	73,259	4,216		—	861,179
Acquisition expenses	82,978	14,031	367		—	97,376
Operational expenses	131,251	36,732	1,683		—	169,666
Underwriting loss	$(124,845)	$(47,636)	$(4,691)		—	(177,172)
Net investment income					118,000	118,000
Net foreign exchange losses					(6,911)	(6,911)
Equity in losses of other ventures					(36,533)	(36,533)
Other loss					(685)	(685)
Net realized and unrealized gains on investments					70,668	70,668
Net other-than-temporary impairments					(552)	(552)
Corporate expenses					(18,264)	(18,264)
Interest expense					(23,368)	(23,368)
Loss from continuing operations before taxes						(74,817)
Income tax benefit					315	315
Loss from discontinued operations					(15,890)	(15,890)
Net loss attributable to noncontrolling interests					33,157	33,157
Dividends on preference shares					(35,000)	(35,000)
Net loss attributable to RenaissanceRe common shareholders						$(92,235)

Net claims and claim expenses incurred – current accident year	$920,602	$72,781	$(215)			$993,168
Net claims and claim expenses incurred – prior accident years	(136,898)	478	4,431			(131,989)
Net claims and claim expenses incurred – total	$783,704	$73,259	$4,216			$861,179

Net claims and claim expense ratio – current accident year	105.4%	95.3%	(13.7)%			104.4%
Net claims and claim expense ratio – prior accident years	(15.6)%	0.6%	281.4%			(13.8)%
Net claims and claim expense ratio – calendar year	89.8%	95.9%	267.7%			90.6%
Underwriting expense ratio	24.5%	66.5%	130.1%			28.0%
Combined ratio	114.3%	162.4%	397.8%			118.6%

(1)	Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

Year ended December 31, 2010	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,123,619	$66,209	$2,585	$(27,118)	$—	$1,165,295
Net premiums written	$809,719	$61,189	$(21,943)		—	$848,965
Net premiums earned	$838,790	$50,204	$(24,073)		—	$864,921
Net claims and claim expenses incurred	113,804	25,676	(10,135)		—	129,345
Acquisition expenses	77,954	10,784	6,223		—	94,961
Operational expenses	129,990	24,837	11,215		—	166,042
Underwriting income (loss)	$517,042	$(11,093)	$(31,376)		—	474,573
Net investment income					203,955	203,955
Net foreign exchange losses					(17,126)	(17,126)
Equity in losses of other ventures					(11,814)	(11,814)
Other income					41,120	41,120
Net realized and unrealized gains on investments					144,444	144,444
Net other-than-temporary impairments					(829)	(829)
Corporate expenses					(20,136)	(20,136)
Interest expense					(21,829)	(21,829)
Income from continuing operations before taxes						792,358
Income tax benefit					6,124	6,124
Income from discontinued operations					62,670	62,670
Income attributable to redeemable noncontrolling interest – DaVinciRe					(116,421)	(116,421)
Dividends on preference shares					(42,118)	(42,118)
Net income available to RenaissanceRe common shareholders						$702,613

Net claims and claim expenses incurred – current accident year	$399,823	$25,873	$5,780			$431,476
Net claims and claim expenses incurred – prior accident years	(286,019)	(197)	(15,915)			(302,131)
Net claims and claim expenses incurred – total	$113,804	$25,676	$(10,135)			$129,345

Net claims and claim expense ratio – current accident year	47.7%	51.5%	(24.0)%			49.9%
Net claims and claim expense ratio – prior accident years	(34.1)%	(0.4)%	66.1%			(34.9)%
Net claims and claim expense ratio – calendar year	13.6%	51.1%	42.1%			15.0%
Underwriting expense ratio	24.8%	71.0%	(72.4)%			30.1%
Combined ratio	38.4%	122.1%	(30.3)%			45.1%

(1)
Represents $9.5 million, $17.4 million and $0.2 million of gross premiums ceded from the Insurance segment to the Reinsurance segment, from the Insurance segment to the Lloyd’s segment and from the Reinsurance segment to the Lloyd’s segment, respectively.

Year ended December 31, 2009	Reinsurance	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,210,795	$30,736	$(12,650)	$—	$1,228,881
Net premiums written	$839,023	$(690)		—	$838,333
Net premiums earned	$849,725	$32,479		—	$882,204
Net claims and claim expenses incurred	(87,639)	16,941		—	(70,698)
Acquisition expenses	78,848	25,302		—	104,150
Operational expenses	139,328	14,224		—	153,552
Underwriting income (loss)	$719,188	$(23,988)		—	695,200
Net investment income				318,179	318,179
Net foreign exchange losses				(13,623)	(13,623)
Equity in earnings of other ventures				10,976	10,976
Other income				1,798	1,798
Net realized and unrealized gains on fixed maturity investments				93,679	93,679
Net other-than-temporary impairments				(22,450)	(22,450)
Corporate expenses				(12,658)	(12,658)
Interest expense				(15,111)	(15,111)
Income from continuing operations before taxes					1,055,990
Income tax expense				(10,031)	(10,031)
Income from discontinued operations				6,700	6,700
Income attributable to redeemable noncontrolling interest – DaVinciRe				(171,501)	(171,501)
Dividends on preference shares				(42,300)	(42,300)
Net income available to RenaissanceRe common shareholders					$838,858

Net claims and claim expenses incurred – current accident year	$161,868	$33,650			$195,518
Net claims and claim expenses incurred – prior accident years	(249,507)	(16,709)			(266,216)
Net claims and claim expenses incurred – total	$(87,639)	$16,941			$(70,698)

Net claims and claim expense ratio – current accident year	19.0%	103.6%			22.2%
Net claims and claim expense ratio – prior accident years	(29.3)%	(51.4)%			(30.2)%
Net claims and claim expense ratio – calendar year	(10.3)%	52.2%			(8.0)%
Underwriting expense ratio	25.7%	121.7%			29.2%
Combined ratio	15.4%	173.9%			21.2%

(1)	Represents gross premiums ceded from the Insurance segment to the Reinsurance segment.

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2011	2010	2009
Catastrophe
U.S. and Caribbean	$786,721	$720,250	$828,490
Worldwide (excluding U.S.) (1)	164,112	113,270	78,222
Worldwide	124,797	65,500	92,586
Japan	49,021	26,188	29,436
Europe	31,888	59,480	60,363
Australia and New Zealand	16,818	6,269	5,293
Other	3,939	3,276	2,059
Total catastrophe	1,177,296	994,233	1,096,449
Specialty
Worldwide	91,032	59,636	68,704
U.S. and Caribbean	49,832	57,461	39,712
Europe	3,595	2,786	5,037
Australia and New Zealand	792	8,934	51
Other	640	569	842
Total specialty	145,891	129,386	114,346
Total Reinsurance	1,323,187	1,123,619	1,210,795
Lloyd’s
U.S. and Caribbean	48,435	43,178	—
Worldwide	47,605	16,207	—
Europe	8,044	3,174	—
Australia and New Zealand	2,060	91	—
Worldwide (excluding U.S.) (1)	238	1,049	—
Other	5,202	2,510	—
Total Lloyd’s	111,584	66,209	—
Insurance (2)	282	2,585	30,736
Eliminations (3)	(77)	(27,118)	(12,650)
Total gross premiums written	$1,434,976	$1,165,295	$1,228,881

(1)
The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)	The category Insurance consists of contracts that are primarily exposed to U.S. risks.

(3)
Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment for the year ended December 31, 2011 (2010 - $9.5 million, $17.4 million and $0.2 million of gross premiums ceded from the Insurance segment to the Reinsurance segment, from the Insurance segment to the Lloyd’s segment and from the Reinsurance segment to the Lloyd’s segment, respectively, 2009 - $12.7 million gross premiums ceded from the Insurance segment to the Reinsurance segment).

NOTE 16. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS
2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan
The Company has a stock incentive plan (the “2001 Stock Incentive Plan”) under which employees of the Company and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company’s 2001 Stock Incentive Plan allows for the purchase of the Company’s common shares at a price that is equal to the fair market value of the Company’s common shares as of the grant effective date. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and generally expire ten years from the date of grant. Restricted common shares are granted periodically by the Board of Directors and generally vest ratably over a four year period. In addition, awards granted under the Company’s prior 1993 stock incentive plan remain outstanding, with terms similar to the 2001 Stock Incentive Plan. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to the Company’s non-employee directors.
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
Valuation Assumptions
The fair value of each performance share is valued on the date of grant using the Monte-Carlo Simulation model with the following weighted average-assumptions for all shares issued in each respective year:

	Performance Shares
Year ended December 31,	2011	2010
Expected volatility	35%	36%
Expected term (in years)	n/a	n/a
Expected dividend yield	n/a	n/a
Risk-free interest rate (1)	0.16% - 2.11%	0.19% - 2.47%

(1)	The risk-free interest rate applied is specific to each tranche of Performance Shares.
Expected volatility:  The expected volatility is estimated by the Company based on the Company’s historical stock volatility.
Expected term: The expected term is estimated by looking at historical experience of similar awards, giving consideration to the contractual terms of the award, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of their performance shares.
Expected dividend yield:  The expected dividend yield is estimated by reviewing the most recent dividend declared by the Board of Directors.
Risk-free interest rate:  The risk free rate is estimated based on the yield on a U.S. treasury zero-coupon issue with a remaining term equal to the expected term of the performance shares.
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

Summary of Stock Compensation Activity
The following is a summary of activity under the Company’s existing stock compensation plans for the years ending December 31, 2009, 2010 and 2011, respectively:
2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2008	4,006,733	$44.79		6.6	$29,583	$11.92 – $59.66
Options granted	—	—	—			—
Options forfeited	(7,616)	51.26
Options expired	—	—
Options exercised	(426,138)	31.03			$8,284
Balance, December 31, 2009	3,572,979	$46.42		5.9	$24,891	$12.40 – $59.66
Options granted	—	—	—			—
Options forfeited	(35,942)	54.11
Options expired	(42,029)	53.86
Options exercised	(653,673)	41.77			$10,491
Balance, December 31, 2010	2,841,335	$47.28		4.8	$46,616	$33.85 – $59.66
Options granted	—	—	—			—
Options forfeited	(40,010)	52.68
Options expired	(4,404)	53.86
Options exercised	(823,614)	46.88			$18,155
Balance, December 31, 2011	1,973,307	$47.33		4.6	$53,363	$37.51 - $59.66
Total options exercisable at December 31, 2011	1,862,111	$46.94		4.5	$51,071	$37.75 - $59.66

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Fair value of options	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2008 (1)	3,774,000	$82.34			—	$73.06 – $98.98
Options granted	—	—
Options forfeited	(2,500,000)	86.61
Options expired	—	—
Options exercised	—	—
Balance, December 31, 2009 (1)	1,274,000	$73.96			—	$73.06 – $74.24
Options granted	—	—
Options forfeited	(82,000)	74.24
Options expired	—	—
Options exercised	—	—
Balance, December 31, 2010 (1)	1,192,000	$73.94			—	$73.06 – $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Balance, December 31, 2011 (1)	1,192,000	$73.94		2.2	$509	$73.06 - $74.24
Total options exercisable at December 31, 2011 (1)	1,192,000	$73.94		2.2	$509	$73.06 - $74.24

(1)	The Premium Option Plan was terminated, as to new issuances, at the August 2007 Board of Directors meeting and consequently, the shares available for grant under the plan are zero.
2010 Cash Settled Restricted Stock Unit Plan and 2010 Performance-Based Equity Incentive Plan

	Cash Settled Restricted Stock Unit Plan	Performance Shares
	Number of shares	Number of shares	Weighted average grant-dated fair value
Nonvested at December 31, 2009	—	—	$—
Awards granted	386,235	275,813	$29.47
Awards vested	—	—	—
Awards forfeited	(14,447)	—	—
Nonvested at December 31, 2010	371,788	275,813	$29.47
Awards granted	215,711	89,037	$31.91
Awards vested	(98,676)	(63,562)	—
Awards forfeited	(65,850)	(11,421)	—
Nonvested at December 31, 2011	422,973	289,867	$30.06

Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value
Nonvested at December 31, 2008	899,291	$49.17	38,309	$51.33	937,600	$49.26
Awards granted	919,481	44.67	24,981	44.03	944,462	44.65
Awards vested	(447,614)	47.53	(18,675)	49.98	(466,289)	47.63
Awards forfeited	(22,364)	49.25	—	—	(22,364)	49.25
Nonvested at December 31, 2009	1,348,794	$46.64	44,615	$47.81	1,393,409	$46.68
Awards granted	284,873	55.80	23,327	56.15	308,200	55.83
Awards vested	(561,086)	46.81	(25,134)	49.46	(586,220)	46.92
Awards forfeited	(68,155)	49.89	—	—	(68,155)	49.89
Nonvested at December 31, 2010	1,004,426	$48.93	42,808	$51.38	1,047,234	$49.03
Awards granted	200,745	66.21	18,272	66.21	219,017	66.21
Awards vested	(362,234)	48.74	(21,495)	50.66	(383,729)	48.84
Awards forfeited	(78,176)	47.71	—	—	(78,176)	47.71
Nonvested at December 31, 2011	764,761	$53.68	39,585	$58.43	804,346	$53.91

Shares available for issuance under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan, 2010 Performance Share Plan and 2010 Restricted Stock Unit Plan totaled 3.1 million at December 31, 2011. The total fair value of shares vested during the year ended December 31, 2011 was $36.5 million (2010 – $32.5 million, 2009 – $21.5 million). Cash in the amount of $0.1 million was received from employees as a result of employee stock option exercises during the year ended December 31, 2011 (2010 – $1.1 million, 2009 – $5.0 million). In connection with these exercises, there was no tax benefit realized by the Company. The Company issues new shares upon the exercise of an option.
The total stock compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2011 was $33.1 million (2010 – $33.8 million, 2009 – $35.6 million). As of December 31, 2011, there was $38.0 million of total unrecognized compensation cost related to restricted stock awards, $26.1 million related to restricted stock units and $0.1 million related to stock options expense which will be recognized during the next 1.8, 2.6 and 0.2 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $3.2 million to its defined contribution pension plans in 2011 (2010 – $3.2 million, 2009 – $2.3 million).
NOTE 17. STATUTORY REQUIREMENTS
Bermuda-Based Insurance Entities
Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (the “Insurance Act”), certain subsidiaries of the Company are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2011, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2.7 billion (2010 – $3.3 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $552.9 million (2010 – $483.3 million). In addition, Renaissance Reinsurance and DaVinci are restricted as to the payment of dividends in the amount of 25% of the prior year’s statutory capital and surplus, unless at least two members of the Board of Directors attest that a dividend in excess of this amount would not cause the company to fail to meet its relevant margins. During 2011, Renaissance Reinsurance and DaVinci declared aggregate cash dividends of $180.7 million (2010 – $513.1 million) and $6.8 million (2010 – $3.1 million), respectively.
Under the Insurance Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement ("BSCR") model. The BSCR is a standard mathematical model designed to give the Bermuda Monetary Authority ("BMA") more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The Company is currently completing the 2011 BSCR for Renaissance Reinsurance and DaVinci which must be filed with the BMA on or before April 30, 2012, and at this time believes both companies will exceed the target level of required capital.
Under the Act, Glencoe is classified as a Class 3A insurer and Glencoe is also eligible as an excess and surplus lines insurer in a number of states in the U.S. Under the various capital and surplus requirements in Bermuda and in these states, Glencoe is required to maintain a minimum amount of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital are limited to the extent that the above requirement is met. During 2011, Glencoe declared aggregate cash dividends and returned capital of $15.9 million and $234.1 million, respectively (2010 – $0.0 million and $0.0 million, respectively).
Syndicate 1458
The statutory capital of Syndicate 1458, known as Funds at Lloyd’s (the “FAL”), is currently calculated using the internal Lloyd’s risk-based capital model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At December 31, 2011, the FAL requirement set by Lloyd’s for Syndicate 1458 is $145.5 million based on its business plan, approved in November 2011 (2010 – $93.9 million based on its business plan, approved November 2010). Actual FAL posted for Syndicate 1458 at December 31, 2011 by RenaissanceRe CCL, is $156.4 million, supported 100% by letters of credit (2010 – $99.9 million). Effective January 1, 2013, Syndicate 1458’s capital requirements are expected to be driven by Solvency II requirements.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust ("MBRT") to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2011 with respect to the MBRTs totaled $450.8 million and $101.9 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $254.5 million and $53.9 million, respectively.

NOTE 18. DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company's balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.
The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At December 31,	2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other assets	$612	Other assets	$2,459
Foreign currency forward contracts (1)	Other assets	—	Other assets	6,341
Foreign currency forward contracts (2)	Other assets	7,219	Other assets	—
Foreign currency forward contracts (3)	Other assets	387	Other assets	—
Credit default swaps	Other assets	—	Other assets	3,064
Energy and weather contracts (4)	Other assets	52,721	Other assets	17,925
Platinum warrant	Other assets	—	Other assets	44,925
Total		$60,939		$74,714

	Derivative Liabilities
At December 31,	2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other liabilities	$339	Other liabilities	$719
Foreign currency forward contracts (1)	Other liabilities	11,754	Other liabilities	—
Foreign currency forward contracts (2)	Other liabilities	1,606	Other liabilities	3,141
Foreign currency forward contracts (3)	Other liabilities	—	Other liabilities	44
Credit default swaps	Other liabilities	539	Other liabilities	—
Energy and weather contracts (4)	Other liabilities	43,389	Other liabilities	15,013
Total		$57,627		$18,917

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

(4)
Included in other assets is $104.6 million of derivative assets (2010 – $21.7 million) and $51.9 million of derivative liabilities (2010 – $3.7 million). Included in other liabilities is $8.8 million of derivative assets (2010 – $9.9 million) and $52.2 million of derivative liabilities (2010 – $24.9 million).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2011	2010	2009
Interest rate futures	Net investment income	$(25,256)	$(9,124)	$5,173
Foreign currency forward contracts (1)	Net foreign exchange losses	(5,443)	4,242	(86)
Foreign currency forward contracts (2)	Net foreign exchange losses	(4,335)	20,111	(6,400)
Foreign currency forward contracts (3)	Net foreign exchange losses	620	498	(485)
Credit default swaps	Net investment income	(1,467)	1,265	312
Energy and weather contracts	Other (loss) income	(22,978)	28,976	52,294
Platinum warrant	Other (loss) income	2,975	10,054	4,958
Total		$(55,884)	$56,022	$55,766

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2011.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At December 31, 2011, the Company had $3.2 billion of notional long positions and $285.7 million of notional short positions of primarily Eurodollar and U.S. Treasury and non-U.S. dollar futures contracts (2010 – $2.2 billion and $209.1 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company's underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2011, the Company had outstanding underwriting related foreign currency contracts of $160.5 million in notional long positions and $700.8 million notional in short positions, denominated in U.S. dollars (2010 – $42.0 million and $188.1 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange losses in its consolidated statements of operations. The fair value of the Company's investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2011, the Company had outstanding investment portfolio related foreign currency contracts of $48.1 million in notional long positions and $211.6 million in notional short positions, denominated in U.S. dollars (2010 – $69.2 million and $281.0 million, respectively).
Energy and Risk Operations Related Foreign Currency Contracts
The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company's energy and risk operations related foreign currency contracts is based on exchange traded prices. At December 31, 2011, the Company’s energy and risk operations had foreign currency contracts of $7.8 million in notional long positions and $12.7 million in notional short positions (2010 – $0.0 million and $10.0 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2011, the Company had outstanding credit derivatives of $15.0 million in notional long positions and $38.1 million in notional short positions, denominated in U.S. dollars (2010 – $15.0 million and $118.0 million, respectively).
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

The Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

	Quantity (1)
Year ended December 31,	2011	2010	Unit of measurement
Energy	240,363,364	136,767,119	One million British thermal units (“MMBTUs")
Temperature	14,917,438	5,419,846	$ per Degree Day Fahrenheit
Agriculture	6,098,000	260,000	Bushels
Precipitation	65,000	—	$ per Inch
Wind	712	—	$ per Meters per Second Hour

(1)	Represents the sum of gross long and gross short derivative contracts.
At December 31, 2011, RenaissanceRe had provided guarantees in the aggregate amount of $371.2 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.
Platinum Warrant
The Company held a warrant to purchase up to 2.5 million common shares of Platinum for $27.00 per share. The Company recorded its investment in the Platinum warrant at fair value. The fair value of the warrant was estimated using either the Black-Scholes option pricing model or the in-the-money value, the greater of which the Company considered the best estimate of the exit value of the warrant. On January 20, 2011, the Company sold its warrant to Platinum for an aggregate of $47.9 million, and recognized a $3.0 million gain on the sale, which is included in other (loss) income for 2011.
NOTE 19. COMMITMENTS AND CONTINGENCIES
CONCENTRATION OF CREDIT RISK
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2011. See “Note 7. Ceded Reinsurance”, for information with respect to reinsurance recoverable.
EMPLOYMENT AGREEMENTS
The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for, among other things, severance payments under certain circumstances, as well as accelerated vesting of options and restricted stock grants, upon a change in control, as defined therein and under the terms of the Company’s 2001 Stock Incentive Plan, Premium Option Plan and 2010 Performance-Based Equity Incentive Plan.
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
The Company has recognized a $10.0 million liability and corresponding expense related to the Reserve Collar due to purported net adverse development on prior accident years net claims and claim expenses.  The $10.0 million represents the maximum amount payable under the Reserve Collar.

LETTERS OF CREDIT AND OTHER COMMITMENTS
At December 31, 2011, the Company’s banks have issued letters of credit of approximately $576.8 million in favor of certain ceding companies. In connection with the Company’s Top Layer Re joint venture, the Company has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s principal letter of credit facility contains certain financial covenants.
At December 31, 2011, RenaissanceRe has provided guarantees in the amount of $371.2 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading. In addition, the Company's weather and energy risk operations have entered into certain service contract commitments at December 31, 2011 of $7.1 million.
On April 29, 2009, Renaissance Reinsurance entered into a Master Reimbursement Agreement (the “Reimbursement Agreement”) and a Pledge Agreement (the “Pledge Agreement”) with Citibank Europe PLC (“CEP”).  The Reimbursement Agreement provides for the issuance and renewal of letters of credit by CEP from time to time in its sole discretion, which are used to support business written by Syndicate 1458, described above. Letter of credit fees will be payable pursuant to the terms of the Reimbursement Agreement. Two letters of credit in the amount of $109.5 million and £25.0 million, respectively, were issued by CEP on April 29, 2009, having an expiration date of December 31, 2013. At December 31, 2011, these letters of credit amounted to $118.5 million and £24.5 million, respectively. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge and maintain certain securities with a collateral value equal to 75% of the aggregate amount of the then outstanding letters of credit. In respect of the 25% unsecured portion, Renaissance Reinsurance is required to comply with certain financial covenants, including maintaining a certain minimum financial strength rating, minimum net worth, and a maximum consolidated debt to capital ratio for the consolidated group. In the event Renaissance Reinsurance is unable to satisfy any of these financial covenants, it will be required to pledge additional collateral in respect of the unsecured portion.
PRIVATE EQUITY AND INVESTMENT COMMITMENTS
The Company has committed capital to private equity partnerships and other entities of $684.0 million, of which $540.6 million has been contributed at December 31, 2011. The Company’s remaining commitments to these funds at December 31, 2011 totaled $144.6 million. These commitments do not have a defined contractual commitment date.
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

OPERATING LEASES
The Company and its subsidiaries lease office space under operating leases which expire at various dates through 2019. Future minimum lease payments under existing operating leases are expected to be as follows:

Year ended December 31, 2011	Minimum lease payments
2012	$6,242
2013	4,752
2014	3,608
2015	3,215
2016	2,424
After 2016	69
$20,310

CAPITAL LEASES
The Company’s capital leases primarily relate to office space in Bermuda. The initial lease term is for 20 years, with a bargain renewal option for an additional 30 years. The future minimum lease payments of the Company’s capital leases are detailed below, and relate principally to the transaction noted above, excluding the bargain renewal option.

Year ended December 31, 2011	Minimum lease payments
2012	$2,892
2013	2,892
2014	2,892
2015	2,735
2016	2,417
After 2016	31,043
$44,871

LITIGATION
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from the Company's business ventures.  The Company's operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages.  Generally, the Company's direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by the Company's subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance.  Any such litigation or arbitration contains an element of uncertainty, and the Company believes the inherent uncertainty in such matters may have increased recently and will likely continue to increase. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues
Gross premiums written	$610,505	$516,011	$641,563	$506,540	$139,938	$111,543	$42,970	$31,201
Net premiums written	$452,575	$407,159	$427,995	$329,334	$103,010	$82,307	$29,193	$30,165
(Increase) decrease in unearned premiums	(147,034)	(156,506)	(210,820)	(117,163)	126,214	130,048	169,916	159,577
Net premiums earned	305,541	250,653	217,175	212,171	229,224	212,355	199,109	189,742
Net investment income (loss)	60,281	65,709	33,328	26,173	(27,940)	59,570	52,331	52,503
Net foreign exchange gains (losses)	660	(11,342)	(4,521)	(609)	(2,650)	(529)	(400)	(4,646)
Equity in (losses) earnings of other ventures	(23,753)	2,156	5,128	3,160	4,794	(6,740)	(22,702)	(10,390)
Other income (loss)	50,145	(6,191)	(5,167)	(3,742)	(2,015)	25,021	(43,648)	26,032
Net realized and unrealized (losses) gains on investments	(5,214)	48,200	34,979	70,051	16,983	92,342	23,920	(66,149)
Total other-than-temporary impairments	—	(33)	—	(798)	(498)	—	(132)	—
Portion recognized in other comprehensive income, before taxes	—	—	—	2	49	—	29	—
Net other-than-temporary impairments	—	(33)	—	(796)	(449)	—	(103)	—
Total revenues	387,660	349,152	280,922	306,408	217,947	382,019	208,507	187,092
Expenses
Net claims and claim expenses incurred	628,537	97,340	151,261	(18,803)	77,830	77,936	3,551	(27,128)
Acquisition costs	32,335	26,435	13,883	23,580	26,057	26,143	25,101	18,803
Operational expenses	41,830	45,150	42,299	38,040	42,169	36,970	43,368	45,882
Corporate expenses	2,064	5,309	4,011	4,493	3,582	5,590	8,607	4,744
Interest expense	6,195	3,156	5,730	6,206	5,722	6,164	5,721	6,303
Total expenses	710,961	177,390	217,184	53,516	155,360	152,803	86,348	48,604
(Loss) income from continuing operations before taxes	(323,301)	171,762	63,738	252,892	62,587	229,216	122,159	138,488
Income tax benefit (expense)	52	2,963	1,773	958	1,435	2,399	(2,945)	(196)
(Loss) income from continuing operations	(323,249)	174,725	65,511	253,850	64,022	231,615	119,214	138,292
Net (loss) income from discontinued operations	(1,526)	11,447	(10,094)	18,881	(965)	21,234	(3,305)	11,108
Net (loss) income	(324,775)	186,172	55,417	272,731	63,057	252,849	115,909	149,400
Net loss (income) attributable to noncontrolling interests	85,492	(10,550)	(21,903)	(51,915)	(5,044)	(37,524)	(25,388)	(16,432)
Net (loss) income (attributable) available to RenaissanceRe	(239,283)	175,622	33,514	220,816	58,013	215,325	90,521	132,968
Dividends on preference shares	(8,750)	(10,575)	(8,750)	(10,575)	(8,750)	(10,575)	(8,750)	(10,393)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(248,033)	$165,047	$24,764	$210,241	$49,263	$204,750	$81,771	$122,575
(Loss) income from continuing operations (attributable) available to RenaissanceRe common shareholders per common share – basic	$(4.66)	$2.55	$0.68	$3.35	$0.98	$3.33	$1.66	$2.04
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share – basic	(0.03)	0.20	(0.20)	0.34	(0.02)	0.40	(0.07)	0.21
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic	$(4.69)	$2.75	$0.48	$3.69	$0.96	$3.73	$1.59	$2.25
(Loss) income from continuing operations (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(4.66)	$2.54	$0.68	$3.32	$0.97	$3.31	$1.64	$2.02
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share – diluted	(0.03)	0.19	(0.20)	0.34	(0.02)	0.39	(0.06)	0.21
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(4.69)	$2.73	$0.48	$3.66	$0.95	$3.70	$1.58	$2.23
Average shares outstanding – basic	51,504	58,407	50,493	55,538	50,501	53,467	50,501	53,166
Average shares outstanding – diluted	51,504	58,887	51,050	56,044	50,973	53,965	50,860	53,667
Net claims and claim expense ratio	205.7%	38.8%	69.6%	(8.9)%	34.0%	36.7%	1.8%	(14.3)%
Underwriting expense ratio	24.3%	28.6%	25.9%	29.1%	29.7%	29.7%	34.4%	34.1%
Combined ratio	230.0%	67.4%	95.5%	20.2%	63.7%	66.4%	36.2%	19.8%

NOTE 21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at December 31, 2011 and 2010, condensed consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009, and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010, and 2009, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.
On March 17, 2010, RRNAH issued, and RenaissanceRe guaranteed, $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15. The notes can be redeemed by RRNAH prior to maturity, subject to payment of a “make-whole” premium. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.

Condensed Consolidating Balance Sheet December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$593,973	$104,869	$5,510,410	$—	$6,209,252
Cash and cash equivalents	10,606	4,920	201,458	—	216,984
Investments in subsidiaries	2,776,997	83,031	—	(2,860,028)	—
Due from subsidiaries and affiliates	172,069	846	—	(172,915)	—
Premiums receivable	—	—	471,878	—	471,878
Prepaid reinsurance premiums	—	—	58,522	—	58,522
Reinsurance recoverable	—	—	404,029	—	404,029
Accrued investment income	4,106	311	29,106	—	33,523
Deferred acquisition costs	—	—	43,721	—	43,721
Other assets	206,171	27,198	275,092	(201,458)	307,003
Total assets	$3,763,922	$221,175	$6,994,216	$(3,234,401)	$7,744,912
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,992,354	$—	$1,992,354
Unearned premiums	—	—	347,655	—	347,655
Debt	100,000	249,247	4,373	—	353,620
Amounts due to subsidiaries and affiliates	30,519	6,081	—	(36,600)	—
Reinsurance balances payable	—	—	256,883	—	256,883
Other liabilities	28,210	3,755	482,668	—	514,633
Liabilities of discontinued operations held for sale	—	13,507	—	—	13,507
Total liabilities	158,729	272,590	3,083,933	(36,600)	3,478,652
Redeemable noncontrolling interest – DaVinciRe	—	—	657,727	—	657,727
Shareholders’ Equity
Total shareholders’ equity	3,605,193	(51,415)	3,252,556	(3,197,801)	3,608,533
Total liabilities, noncontrolling interests and shareholders’ equity	$3,763,922	$221,175	$6,994,216	$(3,234,401)	$7,744,912

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$517,640	$12,560	$5,570,012	$—	$6,100,212
Cash and cash equivalents	3,414	3,940	270,384	—	277,738
Investments in subsidiaries	3,533,266	140,923	—	(3,674,189)	—
Due from subsidiaries and affiliates	145,298	—	—	(145,298)	—
Premiums receivable	—	—	322,080	—	322,080
Prepaid reinsurance premiums	—	—	60,643	—	60,643
Reinsurance recoverable	—	—	101,711	—	101,711
Accrued investment income	3,720	5	30,835	—	34,560
Deferred acquisition costs	—	—	35,648	—	35,648
Other assets	139,654	2,307	318,077	(126,499)	333,539
Assets of discontinued operations held for sale	—	872,147	—	—	872,147
Total assets	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,257,843	$—	$1,257,843
Unearned premiums	—	—	286,183	—	286,183
Debt	377,512	374,196	200,000	(402,553)	549,155
Amounts due to subsidiaries and affiliates	—	843	—	(843)	—
Reinsurance balances payable	—	—	318,024	—	318,024
Other liabilities	29,155	22,623	379,915	—	431,693
Liabilities of discontinued operations held for sale	—	598,511	—	—	598,511
Total liabilities	406,667	996,173	2,441,965	(403,396)	3,441,409
Redeemable noncontrolling interest – DaVinciRe	—	—	757,655	—	757,655
Shareholders’ Equity
Total shareholders’ equity	3,936,325	35,709	3,509,770	(3,542,590)	3,939,214
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,342,992	$1,031,882	$6,709,390	$(3,945,986)	$8,138,278

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$951,049	$—	$951,049
Net investment income	20,845	944	102,023	(5,812)	118,000
Net foreign exchange gains (losses)	112	—	(7,023)	—	(6,911)
Equity in losses of other ventures	—	—	(36,533)	—	(36,533)
Other loss	(11)	—	(674)	—	(685)
Net realized and unrealized gains on investments	11,377	1,217	58,074	—	70,668
Net other-than-temporary impairments	—	—	(552)	—	(552)
Total revenues	32,323	2,161	1,066,364	(5,812)	1,095,036
Expenses
Net claims and claim expenses incurred	—	—	861,179	—	861,179
Acquisition expenses	—	—	97,376	—	97,376
Operational expenses	(4,842)	7,910	166,598	—	169,666
Corporate expenses	11,486	229	6,549	—	18,264
Interest expense	10,472	14,568	3,026	(4,698)	23,368
Total expenses	17,116	22,707	1,134,728	(4,698)	1,169,853
Income (loss) before equity in net (loss) income of subsidiaries and taxes	15,207	(20,546)	(68,364)	(1,114)	(74,817)
Equity in net loss of subsidiaries	(73,066)	(52,358)	—	125,424	—
Loss from continuing operations before taxes	(57,859)	(72,904)	(68,364)	124,310	(74,817)
Income tax benefit (expense)	624	1,677	(1,986)	—	315
Loss from continuing operations	(57,235)	(71,227)	(70,350)	124,310	(74,502)
Income from discontinued operations	—	(15,890)	—	—	(15,890)
Net loss	(57,235)	(87,117)	(70,350)	124,310	(90,392)
Net loss attributable to noncontrolling interests	—	—	33,157	—	33,157
Net loss attributable to RenaissanceRe	(57,235)	(87,117)	(37,193)	124,310	(57,235)
Dividends on preference shares	(35,000)	—	—	—	(35,000)
Net loss attributable to RenaissanceRe common shareholders	$(92,235)	$(87,117)	$(37,193)	$124,310	$(92,235)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$864,921	$—	$864,921
Net investment income	16,101	914	186,981	(41)	203,955
Net foreign exchange losses	(523)	—	(16,603)	—	(17,126)
Equity in losses of other ventures	—	—	(11,814)	—	(11,814)
Other income	631	—	40,489	—	41,120
Net realized and unrealized gains (losses) on investments	10,107	(2,432)	136,769	—	144,444
Net other-than-temporary impairments	—	—	(829)	—	(829)
Total revenues	26,316	(1,518)	1,199,914	(41)	1,224,671
Expenses
Net claims and claim expenses incurred	—	—	129,345	—	129,345
Acquisition expenses	—	—	94,961	—	94,961
Operational expenses	(3,819)	5,014	164,847	—	166,042
Corporate expenses	13,022	199	6,915	—	20,136
Interest expense	15,464	14,518	1,510	(9,663)	21,829
Total expenses	24,667	19,731	397,578	(9,663)	432,313
Income (loss) before equity in net income (loss) of subsidiaries and taxes	1,649	(21,249)	802,336	9,622	792,358
Equity in net income (loss) of subsidiaries	744,492	(66,323)	—	(678,169)	—
Income (loss) from continuing operations before taxes	746,141	(87,572)	802,336	(668,547)	792,358
Income tax (expense) benefit	(1,410)	20,733	(13,199)	—	6,124
Income (loss) from continuing operations	744,731	(66,839)	789,137	(668,547)	798,482
Income from discontinued operations	—	62,670	—	—	62,670
Net income (loss)	744,731	(4,169)	789,137	(668,547)	861,152
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(116,421)	—	(116,421)
Net income (loss) attributable to RenaissanceRe	744,731	(4,169)	672,716	(668,547)	744,731
Dividends on preference shares	(42,118)	—	—	—	(42,118)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$702,613	$(4,169)	$672,716	$(668,547)	$702,613

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$882,204	$—	$882,204
Net investment income	11,360	14	306,805	—	318,179
Net foreign exchange losses	(120)	—	(13,503)	—	(13,623)
Equity in earnings of other ventures	—	—	10,976	—	10,976
Other income	516	—	1,282	—	1,798
Net realized and unrealized gains on investments	3,010	—	90,669	—	93,679
Net other-than-temporary impairments	(904)	—	(21,546)	—	(22,450)
Total revenues	13,862	14	1,256,887	—	1,270,763
Expenses
Net claims and claim expenses incurred	—	—	(70,698)	—	(70,698)
Acquisition expenses	—	—	104,150	—	104,150
Operational expenses	(6,962)	233	153,319	6,962	153,552
Corporate expenses	8,090	52	4,516	—	12,658
Interest expense	9,306	9,073	(3,268)	—	15,111
Total expenses	10,434	9,358	188,019	6,962	214,773
Income (loss) before equity in net income of subsidiaries and taxes	3,428	(9,344)	1,068,868	(6,962)	1,055,990
Equity in net income of subsidiaries	877,730	157	—	(877,887)	—
Income (loss) from continuing operations before taxes	881,158	(9,187)	1,068,868	(884,849)	1,055,990
Income tax benefit (expense)	—	3,634	(13,665)	—	(10,031)
Income (loss) from continuing operations	881,158	(5,553)	1,055,203	(884,849)	1,045,959
Income from discontinued operations	—	6,700	—	—	6,700
Net income	881,158	1,147	1,055,203	(884,849)	1,052,659
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(171,501)	—	(171,501)
Net income attributable to RenaissanceRe	881,158	1,147	883,702	(884,849)	881,158
Dividends on preference shares	(42,300)	—	—	—	(42,300)
Net income available to RenaissanceRe common shareholders	$838,858	$1,147	$883,702	$(884,849)	$838,858

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(58,721)	$(56,438)	$281,092	$165,933
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	532,864	221,189	5,335,415	6,089,468
Purchases of fixed maturity investments trading	(684,951)	(322,318)	(5,264,354)	(6,271,623)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	106,362	106,362
Purchases of fixed maturity investments available for sale	—	—	(4,107)	(4,107)
Purchases of equity investments trading	—	—	(47,995)	(47,995)
Net (purchases) sales of short term investments	(6,014)	9,184	99,978	103,148
Net sales of other investments	102,717	—	(51,777)	50,940
Net purchases of investments in other ventures	—	—	(39,000)	(39,000)
Net sales of other assets	—	—	58,318	58,318
Dividends and return of capital from subsidiaries	945,195	9,306	(954,501)	—
Contributions to subsidiaries	(272,366)	(8,294)	280,660	—
Due to (from) subsidiary	6,059	3,780	(9,839)	—
Net proceeds from sale of discontinued operations	—	269,520	—	269,520
Net cash provided by (used in) investing activities	623,504	182,367	(490,840)	315,031
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(53,460)	—	—	(53,460)
Dividends paid – preference shares	(35,000)	—	—	(35,000)
RenaissanceRe common share repurchases	(191,619)	—	—	(191,619)
Net repayment of debt	(277,512)	(124,949)	202,461	(200,000)
Third party DaVinciRe share repurchases	—	—	(62,157)	(62,157)
Net cash (used in) provided by financing activities	(557,591)	(124,949)	140,304	(542,236)
Effect of exchange rate changes on foreign currency cash	—	—	518	518
Net increase (decrease) in cash and cash equivalents	7,192	980	(68,926)	(60,754)
Cash and cash equivalents, beginning of year	3,414	3,940	270,384	277,738
Cash and cash equivalents, end of year	$10,606	$4,920	$201,458	$216,984

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(112,852)	$(7,561)	$615,133	$494,720
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of investments available for sale	37,457	244,147	3,470,065	3,751,669
Purchases of investments available for sale	(240)	(246,570)	(156,850)	(403,660)
Proceeds from sales and maturities of investments trading	528,662	—	7,266,925	7,795,587
Purchases of investments trading	(610,276)	—	(10,512,547)	(11,122,823)
Net sales (purchases) of short term investments	16,339	(12,150)	(30,941)	(26,752)
Net (purchases) sales of other investments	(3,814)	—	125,879	122,065
Net purchases of investments in other ventures	—	—	(1,915)	(1,915)
Net purchases of other assets	—	—	(5,561)	(5,561)
Dividends and return of capital from subsidiaries	941,878	11,676	(953,554)	—
Contributions to subsidiaries	(301,555)	(47,493)	349,048	—
Due to (from) subsidiary	23,329	(312)	(23,017)	—
Net cash provided by (used in) investing activities	631,780	(50,702)	(472,468)	108,610
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(55,936)	—	—	(55,936)
Dividends paid – preference shares	(42,118)	—	—	(42,118)
RenaissanceRe common share repurchases	(448,882)	—	—	(448,882)
Return of additional paid in capital to parent company	—	(239,599)	239,599	—
Net issuance (repayment) of debt	253,512	294,196	(298,662)	249,046
Redemption of 7.30% Series B preference shares	(100,000)	—	—	(100,000)
Third party investment in noncontrolling interest	—	—	3,000	3,000
Third party DaVinciRe share repurchases	(136,702)	—	—	(136,702)
Net cash (used in) provided by financing activities	(530,126)	54,597	(56,063)	(531,592)
Effect of exchange rate changes on foreign currency cash	(594)	—	(409)	(1,003)
Net (decrease) increase in cash and cash equivalents	(11,792)	(3,666)	86,193	70,735
Net decrease in cash and cash equivalents of discontinued operations	—	—	3,891	3,891
Cash and cash equivalents, beginning of year	15,206	7,606	180,300	203,112
Cash and cash equivalents, end of year	$3,414	$3,940	$270,384	$277,738

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2009	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by operating activities
Net cash provided by operating activities	$32,589	$2,887	$553,413	$588,889
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of investments available for sale	518,941	—	9,517,493	10,036,434
Purchases of investments available for sale	(477,412)	—	(10,039,496)	(10,516,908)
Proceeds from sales and maturities of investments trading	22,308	—	38,910	61,218
Purchases of investments trading	(216,676)	—	(628,790)	(845,466)
Net sales of short term investments	61,842	2	1,108,193	1,170,037
Net (purchases) sales of other investments	(81,519)	—	85,513	3,994
Net purchases of investments in other ventures	—	—	(3,000)	(3,000)
Net purchases of other assets	—	—	(19,385)	(19,385)
Net purchases of subsidiaries	—	—	(2,741)	(2,741)
Dividends and return of capital from subsidiaries	838,809	9,304	(848,113)	—
Contributions to subsidiaries	(248,589)	(8,752)	257,341	—
Due (from) to subsidiary	(28,373)	388	27,985	—
Net cash provided by (used in) investing activities	389,331	942	(506,090)	(115,817)
Cash flows used in financing activities
Dividends paid – common shares	(59,740)	—	—	(59,740)
Dividends paid – preference shares	(42,300)	—	—	(42,300)
RenaissanceRe common share repurchases	(50,972)	—	—	(50,972)
Capital contributions	—	4,215	(4,215)	—
Net repayment of debt	(126,000)	(6,000)	(18,000)	(150,000)
Reverse repurchase agreement	—	—	(50,042)	(50,042)
Third party DaVinciRe share repurchases	(132,718)	—	—	(132,718)
Net cash used in financing activities	(411,730)	(1,785)	(72,257)	(485,772)
Effect of exchange rate changes on foreign currency cash	(106)	—	(1,170)	(1,276)
Net increase (decrease) in cash and cash equivalents	10,084	2,044	(26,104)	(13,976)
Net decrease in cash and cash equivalents of discontinued operations	—	—	31,961	31,961
Cash and cash equivalents, beginning of year	5,122	5,562	174,443	185,127
Cash and cash equivalents, end of year	$15,206	$7,606	$180,300	$203,112

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 23, 2012 included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2011. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 23, 2012

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2011
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturity investments
U.S. treasuries	$874,969	$885,152	$885,152
Agencies	156,986	158,561	158,561
Non-U.S. government (Sovereign debt)	225,335	227,912	227,912
FDIC guaranteed corporate	422,505	423,630	423,630
Non-U.S. government-backed corporate	640,892	641,082	641,082
Corporate	1,201,715	1,206,904	1,206,904
Agency mortgage-backed	433,158	441,749	441,749
Non-agency mortgage-backed	109,876	104,771	104,771
Commercial mortgage-backed	313,327	325,729	325,729
Asset-backed	17,835	18,027	18,027
Total fixed maturity investments	$4,396,598	4,433,517	4,433,517
Short term investments		905,477	905,477
Equity investments		50,560	50,560
Other investments		748,984	748,984
Investments in other ventures, under equity method		70,714	70,714
Total investments		$6,209,252	$6,209,252

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2011 AND 2010
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2011	2010
Assets
Fixed maturity investments trading, at fair value (Amortized cost $421,278 and $254,317 at December 31, 2011 and 2010, respectively)	$430,007	$258,093
Short term investments, at fair value	163,966	157,952
Other investments	—	101,595
Total investments	593,973	517,640
Cash and cash equivalents	10,606	3,414
Investments in subsidiaries	2,776,997	3,533,266
Due from subsidiaries	17,108	23,167
Dividends due from subsidiaries	154,961	122,131
Accrued investment income	4,106	3,720
Other assets	206,171	139,654
Total Assets	$3,763,922	$4,342,992
Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$100,000	$377,512
Contributions due to subsidiaries	30,519	—
Other liabilities	28,210	29,155
Total Liabilities	158,729	406,667
Shareholders’ Equity
Preference Shares: $1.00 par value – 22,000,000 shares issued and outstanding at December 31, 2011 (2010 – 22,000,000 shares)	550,000	550,000
Common Shares: $1.00 par value – 51,542,955 shares issued and outstanding at December 31, 2011 (2010 – 54,109,840 shares)	51,543	54,110
Accumulated other comprehensive income	11,760	19,823
Retained earnings	2,991,890	3,312,392
Total Shareholders’ Equity	3,605,193	3,936,325
Total Liabilities and Shareholders’ Equity	$3,763,922	$4,342,992

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2011	2010	2009
Revenues
Net investment income	$20,845	$16,101	$11,360
Net foreign exchange gains (losses)	112	(523)	(120)
Other (loss) income	(11)	631	516
Net realized and unrealized gains on investments	11,377	10,107	3,010
Total other-than-temporary impairments	—	—	(1,041)
Portion recognized in other comprehensive income, before taxes	—	—	137
Net other-than-temporary impairments	—	—	(904)
Total revenues	32,323	26,316	13,862
Expenses
Interest expense	10,472	15,464	9,306
Operating and corporate expenses	6,644	9,203	1,128
Total expenses	17,116	24,667	10,434
Income before equity in net (losses) income of subsidiaries and taxes	15,207	1,649	3,428
Equity in net (losses) income of subsidiaries	(73,066)	744,492	877,730
(Loss) income before taxes	(57,859)	746,141	881,158
Income tax benefit (expense)	624	(1,410)	—
Net (loss) income	(57,235)	744,731	881,158
Dividends on preference shares	(35,000)	(42,118)	(42,300)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(92,235)	$702,613	$838,858

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net (loss) income	$(57,235)	$744,731	$881,158
Less: equity in net (losses) income of subsidiaries	(73,066)	744,492	877,730
	15,831	239	3,428
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Net unrealized gains included in net investment income	(1,696)	(4,462)	(190)
Net unrealized losses (gains) included in other (loss) income	304	(267)	(577)
Net realized and unrealized gains on investments	(11,377)	(10,107)	(3,010)
Net other-than-temporary impairments	—	—	904
Other	(61,783)	(98,255)	32,034
Net cash (used in) provided by operating activities	(58,721)	(112,852)	32,589
Cash flows provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	532,864	528,662	22,308
Purchases of fixed maturity investments trading	(684,951)	(610,276)	(216,676)
Proceeds from maturities and sales of fixed maturity investments available for sale	—	37,457	518,941
Purchases of fixed maturity investments available for sale	—	(240)	(477,412)
Contributions to subsidiaries	(272,366)	(301,555)	(248,589)
Dividends and return of capital from subsidiaries	945,195	941,878	838,809
Net (purchases) sales of short term investments	(6,014)	16,339	61,842
Net sales (purchases) of other investments	102,717	(3,814)	(81,519)
Due to (from) subsidiary	6,059	23,329	(28,373)
Net cash provided by investing activities	623,504	631,780	389,331
Cash flows used in financing activities:
Dividends paid – RenaissanceRe common shares	(53,460)	(55,936)	(59,740)
Dividends paid – preference shares	(35,000)	(42,118)	(42,300)
RenaissanceRe common share repurchases	(191,619)	(448,882)	(50,972)
Redemption of 7.30% Series B preference shares	—	(100,000)	—
Net (repayment) issuance of debt	(277,512)	253,512	(126,000)
Third party DaVinciRe share repurchases	—	(136,702)	(132,718)
Net cash used in financing activities	(557,591)	(530,126)	(411,730)
Effect of exchange rate changes on foreign currency cash	—	(594)	(106)
Net increase (decrease) in cash and cash equivalents	7,192	(11,792)	10,084
Cash and cash equivalents, beginning of year	3,414	15,206	5,122
Cash and cash equivalents, end of year	$10,606	$3,414	$15,206

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2011			Year ended December 31, 2011
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$34,923	$1,813,526	$301,845	$873,088	$—	$783,704	$82,978	$131,251	$913,499
Lloyd’s	8,039	87,495	43,367	76,386	—	73,259	14,031	36,732	98,617
Insurance	759	91,333	2,443	1,575	—	4,216	367	1,683	657
Other	—	—	—	—	118,000	—	—	—	—
Total	$43,721	$1,992,354	$347,655	$951,049	$118,000	$861,179	$97,376	$169,666	$1,012,773

	December 31, 2010			Year ended December 31, 2010
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$31,685	$1,130,670	$264,113	$838,790	$—	$113,804	$77,954	$129,990	$809,719
Lloyd’s	3,585	20,031	21,162	50,204	—	25,676	10,784	24,837	61,189
Insurance	378	107,142	908	(24,073)	—	(10,135)	6,223	11,215	(21,943)
Other	—	—	—	—	203,955	—	—	—	—
Total	$35,648	$1,257,843	$286,183	$864,921	$203,955	$129,345	$94,961	$166,042	$848,965

	December 31, 2009			Year ended December 31, 2009
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Reinsurance	$34,638	$1,175,960	$302,915	$849,725	$—	$(87,639)	$78,848	$139,328	$839,023
Insurance	4,430	168,473	14,677	32,479	—	16,941	25,302	14,224	(690)
Other	—	—	—	—	318,179	—	—	—	—
Total	$39,068	$1,344,433	$317,592	$882,204	$318,179	$(70,698)	$104,150	$153,552	$838,333

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
REINSURANCE
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2011
Property and liability premiums earned	$17,794	$422,950	$1,356,205	$951,049	143%
Year ended December 31, 2010
Property and liability premiums earned	$5,329	$331,783	$1,191,375	$864,921	138%
Year ended December 31, 2009
Property and liability premiums earned	$1,419	$389,768	$1,270,553	$882,204	144%

SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2011	$43,721	$1,992,354	$—	$347,655	$951,049	$118,000
Year ended December 31, 2010	$35,648	$1,257,843	$—	$286,183	$864,921	$203,955
Year ended December 31, 2009	$39,068	$1,344,433	$—	$317,592	$882,204	$318,179

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2011	$993,168	$(131,989)	$97,376	$428,986	$1,012,773
Year ended December 31, 2010	$431,476	$(302,131)	$94,961	$233,547	$848,965
Year ended December 31, 2009	$195,518	$(266,216)	$104,150	$234,198	$838,333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBITS
TO
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.
RenaissanceRe Holdings Ltd.

Exhibits

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1	Financial Statements
The Consolidated Financial Statements of RenaissanceRe Holdings Ltd. and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Form 10-K.

2	Financial Statement Schedules
The Schedules to the Consolidated Financial Statements of RenaissanceRe Holdings Ltd. are listed in the accompanying Index to Schedules to Consolidated Financial Statements and are filed as a part of this Form 10-K.

3	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

10.1	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (4)

10.2	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (8)

10.3	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (9)

10.4	Employment Agreement, dated as of June 10, 2009, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (11)

10.5	Amendment No. 1 the Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (9)

10.6	Form of Employment Agreement for Executive Officers. (10)

10.7	Form of Amendment to Employment Agreement for Executive Officers. (13)

10.8	Form of Amendment No. 2 to Employment Agreement for Executive Officers. (7)

10.9	Form of Amendment No. 3 to the Amended and Restated Employment Agreement for Executive Officers. (9)

10.10
Third Amended and Restated Credit Agreement, dated as of April 5, 2006, by and among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger, book manager and syndication agent, and Citibank, N.A. as administrative agent for the Lenders. (16)

10.11
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of March 9, 2010, among DaVinciRe Holdings Ltd., the banks, financial institutions and other institutional lenders listed thereto and Citibank, N.A., as administrative agent for the lenders. (32)

10.12	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.13	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.14	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.15	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.16	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (40)

10.17	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (37)

10.18	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (20)

10.19	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (20)

10.20	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.21	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.22	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (22)

10.23	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (23)

10.24	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (22)

10.25	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.26	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (25)

10.27	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (26)

10.28	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.29	Form of Restricted Stock Grant Agreement for Directors. (5)

10.30	Form of Option Grant Agreement for Directors. (5)

10.31
Master Standby Letter of Credit Reimbursement Agreement, dated as of November 2, 2001, between Renaissance Reinsurance Ltd. and Fleet National Bank. Timicuan Reinsurance Ltd. has become a party to this agreement pursuant to an accession agreement. (27)

10.32	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (29)

10.33	Certificate of Designation, Preferences and Rights of 6.60% Series D Preference Shares. (30)

10.34	Senior Indenture, dated as of July 1, 2001, between RenaissanceRe Holdings Ltd., as Issuer, and Bankers Trust Company, as Trustee. (12)

10.35	Second Supplemental Indenture, by and between RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), dated as of January 31, 2003. (14)

10.36	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.37	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (20)

10.38	Agreement Regarding Use of Aircraft Interest, dated as of November 17, 2009, by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (42)

10.39	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (42)

10.40	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (42)

10.41	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Issuer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (33)

10.42
First Supplemental Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Insurer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (33)

10.43	Senior Debt Securities Guarantee Agreement, dated as of March 17, 2010, between RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Guarantee Trustee. (33)

10.44	Waiver Agreement, dated as of January 21, 2011, by and among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas, as Trustee. (41)

10.45
Credit Agreement, dated as of April 22, 2010, by and among RenaissanceRe Holdings Ltd., as Borrower, the financial institutions parties thereto, as Lenders, and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (34)

10.46
Amendment, Consent and Waiver to Credit Agreement, dated as of January 18, 2011, by and among RenaissanceRe Holdings Ltd., as Borrower, the financial institutions parties thereto, as Lenders, and Bank of America, N.A., as Fronting Bank, LC Administrator and Administrative Agent. (41)

10.47
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

10.48
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

10.49
Second Amended and Restated RIHL Undertaking and Agreement, dated as of April 22, 2010, by RenaissanceRe Investment Holdings Ltd., in favor of Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as Administrative Agent, and the other Lender Parties. (34)

10.50	Form of Letter Agreement with Neill A. Currie Regarding Performance Share Awards. (35)

10.51	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (35)

10.52	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers.

10.53
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (36)

10.54
Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (36)

10.55	Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (38)

10.56
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. have each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names. (38)

10.57	Stock Purchase Agreement, dated as of November 18, 2010, by and between RenRe North America Holdings Inc., and QBE Holdings Inc. (39)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428)

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2008.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

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