Form 10-Q
period 2012-03-31
RENAISSANCERE HOLDINGS LTD
filed 2012-05-03
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at April 26, 2012 was 51,763,738.

RENAISSANCERE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	March 31 2012	December 31, 2011
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value
(Amortized cost $4,129,942 and $4,265,929 at March 31, 2012 and December 31, 2011, respectively)	$4,176,827	$4,291,465
Fixed maturity investments available for sale, at fair value
(Amortized cost $113,131 and $130,669 at March 31, 2012 and December 31, 2011, respectively)	125,292	142,052
Short term investments, at fair value	1,172,839	905,477
Equity investments trading, at fair value	53,080	50,560
Other investments, at fair value	806,782	748,984
Investments in other ventures, under equity method	76,723	70,714
Total investments	6,411,543	6,209,252
Cash and cash equivalents	260,982	216,984
Premiums receivable	703,932	471,878
Prepaid reinsurance premiums	143,690	58,522
Reinsurance recoverable	279,398	404,029
Accrued investment income	30,782	33,523
Deferred acquisition costs	71,162	43,721
Receivable for investments sold	237,372	117,117
Other assets	205,660	180,992
Goodwill and other intangible assets	9,077	8,894
Total assets	$8,353,598	$7,744,912
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,858,203	$1,992,354
Unearned premiums	646,733	347,655
Debt	351,999	353,620
Reinsurance balances payable	285,207	256,883
Payable for investments purchased	361,460	303,264
Other liabilities	242,257	211,369
Liabilities of discontinued operations held for sale	12,539	13,507
Total liabilities	3,758,398	3,478,652
Commitments and Contingencies
Redeemable noncontrolling interest – DaVinciRe	796,743	657,727
Shareholders’ Equity (Note 11)
Preference Shares: $1.00 par value – 22,000,000 shares issued and outstanding at March 31, 2012 (December 31, 2011 – 22,000,000)	550,000	550,000
Common shares: $1.00 par value – 51,765,197 shares issued and outstanding at March 31, 2012 (December 31, 2011 – 51,542,955)	51,765	51,543
Additional paid-in capital	379	—
Accumulated other comprehensive income	12,988	11,760
Retained earnings	3,179,433	2,991,890
Total shareholders’ equity attributable to RenaissanceRe	3,794,565	3,605,193
Noncontrolling interest	3,892	3,340
Total shareholders’ equity	3,798,457	3,608,533
Total liabilities, noncontrolling interests and shareholders’ equity	$8,353,598	$7,744,912
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Revenues
Gross premiums written	$664,151	$610,505
Net premiums written	$492,575	$452,575
Increase in unearned premiums	(213,910)	(147,034)
Net premiums earned	278,665	305,541
Net investment income	66,971	60,281
Net foreign exchange (losses) gains	(1,460)	660
Equity in earnings (losses) of other ventures	5,470	(23,753)
Other (loss) income	(39,094)	50,145
Net realized and unrealized gains (losses) on investments	46,113	(5,214)
Total other-than-temporary impairments	(161)	—
Portion recognized in other comprehensive income, before taxes	27	—
Net other-than-temporary impairments	(134)	—
Total revenues	356,531	387,660
Expenses
Net claims and claim expenses incurred	15,552	628,537
Acquisition expenses	24,111	32,335
Operational expenses	42,383	41,830
Corporate expenses	4,811	2,064
Interest expense	5,718	6,195
Total expenses	92,575	710,961
Income (loss) from continuing operations before taxes	263,956	(323,301)
Income tax benefit	37	52
Income (loss) from continuing operations	263,993	(323,249)
Loss from discontinued operations	(173)	(1,526)
Net income (loss)	263,820	(324,775)
Net (income) loss attributable to noncontrolling interests	(53,641)	85,492
Net income (loss) attributable to RenaissanceRe	210,179	(239,283)
Dividends on preference shares	(8,750)	(8,750)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$201,429	$(248,033)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – basic	$3.93	$(4.66)
Loss from discontinued operations attributable to RenaissanceRe common shareholders per common share – basic	—	(0.03)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$3.93	$(4.69)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.88	$(4.66)
Loss from discontinued operations attributable to RenaissanceRe common shareholders per common share – diluted	—	(0.03)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.88	$(4.69)
Dividends per common share	$0.27	$0.26

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Comprehensive income (loss)
Net income (loss)	$263,820	$(324,775)
Change in net unrealized gains on investments	1,255	19
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(27)	—
Comprehensive income (loss)	265,048	(324,756)
Net (income) loss attributable to noncontrolling interests	(53,641)	85,492
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	3
Comprehensive (income) loss attributable to noncontrolling interests	(53,641)	85,495
Comprehensive income (loss) attributable to RenaissanceRe	$211,407	$(239,261)
Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains (losses) on investments and net other-than-temporary impairments	$2,424	$(390)
Net realized (gains) losses on fixed maturity investments available for sale	(1,303)	412
Net other-than-temporary impairments recognized in earnings	134	—
Change in net unrealized gains on investments	$1,255	$22

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Preference shares
Balance – January 1	$550,000	$550,000
Balance – March 31	550,000	550,000
Common shares
Balance – January 1	51,543	54,110
Repurchase of shares	(51)	(2,655)
Exercise of options and issuance of restricted stock awards	273	287
Balance – March 31	51,765	51,742
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	(3,584)	546
Change in redeemable noncontrolling interest	3,578	26
Exercise of options and issuance of restricted stock awards	385	(572)
Balance – March 31	379	—
Accumulated other comprehensive income
Balance – January 1	11,760	19,823
Change in net unrealized gains on investments	1,255	22
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(27)	—
Balance – March 31	12,988	19,845
Retained earnings
Balance – January 1	2,991,890	3,312,392
Net income (loss)	263,820	(324,775)
Net (income) loss attributable to noncontrolling interests	(53,641)	85,492
Repurchase of shares	—	(172,683)
Dividends on common shares	(13,886)	(13,361)
Dividends on preference shares	(8,750)	(8,750)
Balance – March 31	3,179,433	2,878,315
Noncontrolling interest	3,892	3,160
Total shareholders’ equity	$3,798,457	$3,503,062

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Cash flows provided by (used in) operating activities
Net income (loss)	$263,820	$(324,775)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	13,581	10,523
Equity in undistributed (earnings) losses of other ventures	(4,933)	26,368
Net realized and unrealized (gains) losses on investments	(46,113)	5,214
Net other-than-temporary impairments	134	—
Net unrealized gains included in net investment income	(36,061)	(28,067)
Net unrealized gains included in other (loss) income	(18,563)	(56,820)
Change in:
Premiums receivable	(232,054)	(252,467)
Prepaid reinsurance premiums	(85,168)	(65,079)
Reinsurance recoverable	124,631	(222,413)
Deferred acquisition costs	(27,441)	(21,008)
Reserve for claims and claim expenses	(134,151)	812,252
Unearned premiums	299,078	213,982
Reinsurance balances payable	28,324	(61,361)
Other	26,020	(42,646)
Net cash provided by (used in) operating activities	171,104	(6,297)
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	2,656,296	1,628,600
Purchases of fixed maturity investments trading	(2,551,249)	(1,414,735)
Proceeds from sales and maturities of fixed maturity investments available for sale	20,385	13,984
Purchases of equity investments trading	—	(12,108)
Net purchases of short term investments	(305,867)	(249,878)
Net (purchases) sales of other investments	(9,663)	38,083
Net purchases of investments in other ventures	—	(21,000)
Net sales of other assets	125	47,400
Net proceeds from sale of discontinued operations held for sale	—	269,520
Net cash (used in) provided by investing activities	(189,973)	299,866
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(13,886)	(13,361)
Dividends paid – preference shares	(8,750)	(8,750)
RenaissanceRe common share repurchases	(3,635)	(174,792)
Net third party DaVinciRe share repurchases	88,146	(124,047)
Net cash provided by (used in) financing activities	61,875	(320,950)
Effect of exchange rate changes on foreign currency cash	992	2,274
Net increase (decrease) in cash and cash equivalents	43,998	(25,107)
Cash and cash equivalents, beginning of period	216,984	277,738
Cash and cash equivalents, end of period	$260,982	$252,631

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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

•
The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of DaVinci's parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Redeemable noncontrolling interest – DaVinciRe represents the interests of external parties with respect to the net loss (income) and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.
BASIS OF PRESENTATION
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. Except as discussed in “Note 3. Discontinued Operations,” and unless otherwise noted, the notes to the consolidated financial statements reflect the Company's continuing operations.
Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company's business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.
USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses, reinsurance recoverables, including allowances for reinsurance recoverables deemed uncollectible, estimates of written and earned premiums, fair value, including the fair value of investments, financial instruments and derivatives, impairment charges and the Company’s deferred tax valuation allowance.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which amends FASB ASC Topic Financial Services - Insurance. ASU 2010-26 modifies the definition of the types of costs that can be capitalized in relation to the acquisition of new and renewal insurance contracts. The amended guidance requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts in order to be capitalized as a deferred acquisition cost. Capitalized costs would include incremental direct costs, such as commissions paid to brokers. Additionally, the portion of employee salaries and benefits directly related to time spent for acquired contracts would be capitalized. Costs that fall outside the revised definition must be expensed when incurred. ASU 2010-26 became effective for fiscal periods beginning on or after December 15, 2011, and as a result, the Company adopted ASU 2010-26 effective January 1, 2012. The adoption of ASU 2010-26 did not have a material impact on the Company's consolidated statements of operations and financial condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends FASB ASC Topic Fair Value Measurement. ASU 2011-04 was issued to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board's new International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under GAAP and requires enhanced disclosures covering all transfers between Levels 1 and 2 of the fair value hierarchy. Additional disclosures covering Level 3 assets are also required. ASU 2011-04 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and as a result, the Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated statements of operations and financial condition. The additional disclosures required by ASU 2011-04 have been provided in "Note 5. Fair Value Measurements" of the Company's Notes to Consolidated Financial Statements.
Presentation of Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends FASB ASC Topic Comprehensive Income. ASU 2011-05 increases the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity. ASU 2011-05 requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retroactive application required. The Company adopted ASU 2010-26 effective January 1, 2012 and it did not have a material impact on the Company's consolidated statements of operations and financial condition.
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
During 2011, the Company recognized a $10.0 million liability and corresponding expense in liabilities of discontinued operations held for sale and (loss) income from discontinued operations, respectively, due to purported net adverse development on prior accident years net claims and claim expenses associated with the Reserve Collar.  The $10.0 million represented the maximum amount payable under the Reserve Collar.

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2012	December 31, 2011
U.S. treasuries	$1,309,243	$885,152
Agencies	343,575	158,561
Non-U.S. government (Sovereign debt)	122,875	216,916
FDIC guaranteed corporate	103,554	423,630
Non-U.S. government-backed corporate	500,835	640,757
Corporate	1,131,255	1,187,437
Agency mortgage-backed	307,134	428,042
Non-agency mortgage-backed	85,095	82,096
Commercial mortgage-backed	267,250	255,885
Asset-backed	6,011	12,989
Total fixed maturity investments trading	$4,176,827	$4,291,465

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Non-U.S. government (Sovereign debt)	$7,448	$578	$(2)	$8,024	$—
Non-U.S. government-backed corporate	310	15	—	325	—
Corporate	13,923	1,276	(243)	14,956	(165)
Agency mortgage-backed	11,135	946	—	12,081	—
Non-agency mortgage-backed	20,319	2,665	(32)	22,952	(1,784)
Commercial mortgage-backed	55,346	6,747	—	62,093	—
Asset-backed	4,650	211	—	4,861	—
Total fixed maturity investments available for sale	$113,131	$12,438	$(277)	$125,292	$(1,949)

		Included in Accumulated Other Comprehensive Income
At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Non-U.S. government (Sovereign debt)	$10,087	$921	$(12)	$10,996	$—
Non-U.S. government-backed corporate	312	13	—	325	—
Corporate	18,449	1,535	(517)	19,467	(176)
Agency mortgage-backed	12,636	1,071	—	13,707	—
Non-agency mortgage-backed	21,097	1,862	(284)	22,675	(1,837)
Commercial mortgage-backed	63,269	6,576	(1)	69,844	—
Asset-backed	4,819	219	—	5,038	—
Total fixed maturity investments available for sale	$130,669	$12,197	$(814)	$142,052	$(2,013)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
At March 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$385,039	$385,831	$437	$428	$385,476	$386,259
Due after one through five years	2,348,627	2,357,996	8,861	9,348	2,357,488	2,367,344
Due after five through ten years	619,557	636,756	8,658	9,335	628,215	646,091
Due after ten years	120,767	130,754	3,725	4,194	124,492	134,948
Mortgage-backed	649,942	659,479	86,800	97,126	736,742	756,605
Asset-backed	6,010	6,011	4,650	4,861	10,660	10,872
Total	$4,129,942	$4,176,827	$113,131	$125,292	$4,243,073	$4,302,119

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2012	December 31, 2011
Financial institution securities	$53,080	$50,560

Pledged Investments
At March 31, 2012, $1,252.1 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company's principal letter of credit facility. Of this amount, $483.0 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Net Investment Income, Net Realized and Unrealized Gains (Losses) on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

Three months ended March 31,	2012	2011
Fixed maturity investments	$26,333	$27,913
Short term investments	500	595
Equity investments	170	14
Other investments
Hedge funds and private equity investments	28,473	23,507
Other	14,170	10,827
Cash and cash equivalents	26	41
	69,672	62,897
Investment expenses	(2,701)	(2,616)
Net investment income	$66,971	$60,281

Net realized and unrealized gains (losses) on investments and net other-than-temporary impairments are as follows:

Three months ended March 31,	2012	2011
Gross realized gains	$36,286	$10,562
Gross realized losses	(6,950)	(12,617)
Net realized gains (losses) on fixed maturity investments	29,336	(2,055)
Net unrealized gains (losses) on fixed maturity investments trading	14,257	(3,758)
Net unrealized gains on equity investments trading	2,520	599
Net realized and unrealized gains (losses) on investments	$46,113	$(5,214)
Total other-than-temporary impairments	$(161)	$—
Portion recognized in other comprehensive income, before taxes	27	—
Net other-than-temporary impairments	$(134)	$—

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government (Sovereign debt)	$240	$(2)	$—	$—	$240	$(2)
Corporate	1,838	(101)	513	(142)	2,351	(243)
Non-agency mortgage-backed	555	(6)	813	(26)	1,368	(32)
Total	$2,633	$(109)	$1,326	$(168)	$3,959	$(277)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government (Sovereign debt)	$915	$(9)	$42	$(3)	$957	$(12)
Corporate	3,935	(385)	412	(132)	4,347	(517)
Non-agency mortgage-backed	8,024	(224)	798	(60)	8,822	(284)
Commercial mortgage-backed	—	—	455	(1)	455	(1)
Total	$12,874	$(618)	$1,707	$(196)	$14,581	$(814)

At March 31, 2012, the Company held 15 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the three months ended March 31, 2012 and 2011, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
Other-Than-Temporary Impairment Process
The Company's process for assessing whether declines in the fair value of its fixed maturity investments available for sale represent impairments that are other-than-temporary includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if the Company has the intent to sell the debt security or (ii) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security.
In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the three months ended March 31, 2012, the Company recognized $Nil other-than-temporary impairments due to the Company’s intent to sell these securities as of March 31, 2012 (2011 – $Nil).
In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2012, the Company recognized $Nil of other-than-temporary impairments due to required sales (2011 – $Nil).
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
Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three months ended March 31, 2012, the Company recognized $0.1 million of other-than-temporary impairments which were recognized in earnings and $27 thousand related to other factors which were recognized in other comprehensive income (2011 – $Nil and $Nil, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	2012	2011
Balance – January 1	$564	$3,098
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	9	—
Reductions:
Securities sold during the period	(53)	(223)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – March 31	$520	$2,875

NOTE 5. FAIR VALUE MEASUREMENTS
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,309,243	$1,309,243	$—	$—
Agencies	343,575	—	343,575	—
Non-U.S. government (Sovereign debt)	130,899	—	130,899	—
FDIC guaranteed corporate	103,554	—	103,554	—
Non-U.S. government-backed corporate	501,160	—	501,160	—
Corporate	1,146,211	—	1,118,373	27,838
Agency mortgage-backed	319,215	—	319,215	—
Non-agency mortgage-backed	108,047	—	108,047	—
Commercial mortgage-backed	329,343	—	329,343	—
Asset-backed	10,872	—	10,872	—
Total fixed maturity investments	4,302,119	1,309,243	2,965,038	27,838
Short term investments	1,172,839	—	1,172,839	—
Equity investments trading	53,080	53,080	—	—
Other investments
Private equity partnerships	389,451	—	—	389,451
Senior secured bank loan funds	266,141	—	245,141	21,000
Catastrophe bonds	95,827	—	95,827	—
Non-U.S. fixed income funds	31,713	—	31,713	—
Hedge funds	22,310	—	15,564	6,746
Miscellaneous other investments	1,340	—	—	1,340
Total other investments	806,782	—	388,245	418,537
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	6,163	—	—	6,163
Derivatives (1)	33,405	413	6,427	26,565
Other	13,936	(1,481)	—	15,417
Total other assets and (liabilities)	53,504	(1,068)	6,427	48,145
	$6,388,324	$1,361,255	$4,532,549	$494,520

(1) See "Note 11. Derivative Instruments" for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

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

(1) See "Note 11. Derivative Instruments" for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
Level 1 and Level 2 Assets and Liabilities Measured at Fair Value
Fixed Maturity Investments
Fixed maturity investments included in Level 1 consist of the Company's investments in U.S. treasuries. Fixed maturity investments included in Level 2 are agencies, non-U.S. government, Federal Deposit Insurance Company ("FDIC") guaranteed corporate, non-U.S. government-backed corporate, corporate, agency mortgage-backed, non-agency mortgage-backed, commercial mortgage-backed and asset-backed fixed maturity investments.
The Company’s fixed maturity investments portfolios are primarily priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. In general, the pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers, reference data and industry and economic events. Index pricing generally relies on market traders as the primary source for pricing, however models are also utilized to provide prices for all index eligible securities. The models use a variety of observable inputs such as benchmark yields, transactional data, dealer runs, broker-dealer quotes and corporate actions. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index.
In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets.
The Company considers these Level 2 inputs as they are corroborated with other market observable inputs. The techniques generally used to determine the fair value of our fixed maturity investments are detailed below by asset class.
U.S. treasuries
Level 1 - At March 31, 2012, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.6% and a weighted average credit quality of AA (December 31, 2011 - 0.6% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2012, the Company’s agency fixed maturity investments had a weighted average effective yield of 0.7% and a weighted average credit quality of AA (December 31, 2011 - 0.5% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrates other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at March 31, 2012, had a weighted average effective yield of 2.9% and a weighted average credit quality of AA (December 31, 2011 - 2.3% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

FDIC guaranteed corporate
Level 2 - The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average effective yield of 0.2% and a weighted average credit quality of AA at March 31, 2012 (December 31, 2011 - 0.3% and AA, respectively). The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.3% and a weighted average credit quality of AAA at March 31, 2012 (December 31, 2011 - 1.4% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At March 31, 2012, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 3.7% and a weighted average credit quality of A (December 31, 2011 - 4.2% and A, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At March 31, 2012, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 1.4%, a weighted average credit quality of AA and a weighted average life of 2.6 years (December 31, 2011 - 1.5%, AA and 2.6 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active and the to be announced ("TBA") market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At March 31, 2012, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 6.4%, a weighted average credit quality of BBB, and a weighted average life of 3.5 years (December 31, 2011 - 8.0%, BBB and 3.3 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2012 have a weighted average effective yield of 6.7%, a weighted average credit quality of A, a weighted average life of 3.9 years, and are from vintage years 2006 and prior (December 31, 2011 - 9.1%, A, 3.8 years and 2006 and prior, respectively) . Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (”OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at March 31, 2012 have a weighted average effective yield of 2.7%, a weighted average credit quality of AA, and a weighted average life of 3.9 years (December 31, 2011 - 3.2%, AA and 4.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2012, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 0.5%, a weighted average credit quality of AAA and a weighted average life of 1.2 years (December 31, 2011 - 0.9%, AAA and 1.8 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - The fair value of the Company's portfolio of short term investments are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
Equity Investments, Classified as Trading
Level 1 - The fair value of the Company's portfolio of equity investments, classified as trading are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers and applicable securities exchanges. All data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue.
Other investments
Senior secured bank loan funds
Level 2 - At March 31, 2012, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are determined using the net asset value per share of the funds. Investments of $245.1 million are redeemable, in part on a monthly basis, or in whole over a three month period.

Catastrophe bonds
Level 2 - The Company's other investments include investments in catastrophe bonds which are recorded at fair value. The fair value of the Company's investments in catastrophe bonds is based on broker or underwriter bid indications.
Non-U.S. fixed income funds
Level 2 - The Company’s non-U.S. fixed income funds invest primarily in non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the investments which are provided by third parties such as the relevant investment manager or administrator. During April 2012, the Company fully redeemed its remaining investment in non-U.S. fixed income funds at the then net asset value per share.
Hedge funds
Level 2 - The Company has investments in hedge funds that pursue multiple strategies. The fair values of the Company’s hedge funds are determined by adjusting the previous period's reported net asset value, which is generally one month in arrears, for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value of each investor's interest.
Other assets and liabilities
Derivatives
Level 1 and Level 2 - Other assets and liabilities include certain other derivatives entered into by the Company. The fair value of these transactions include certain exchange traded foreign currency forward contracts which are considered Level 1, and certain credit derivatives, determined using standard industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs, including credit spreads, credit ratings of the underlying referenced security, the risk free rate and the contract term.
Other
Level 1 - The liabilities measured at fair value and included in Level 1 at March 31, 2012 of $1.5 million are principally cash settled restricted stock units (“CSRSU”) that form part of the Company's compensation program. The fair value of the Company's CSRSUs is determined using observable exchange traded prices for the Company's common shares.
Senior Notes
In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. At March 31, 2012, the fair value of the 5.875% Senior Notes was $103.5 million (December 31, 2011 – $103.4 million).
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At March 31, 2012, the fair value of the 5.75% Senior Notes was $262.0 million (December 31, 2011 - $263.0 million).
The fair value of RenaissanceRe’s 5.875% Senior Notes and RRNAH’s 5.75% Senior Notes is determined using indicative market pricing obtained from third-party service providers, which the Company considers Level 2 in the fair value hierarchy. There have been no changes during the period in the Company's valuation technique used to determine the fair value of its Senior Notes.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2012	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$17,584	Discounted cash flow ("DCF")	Credit spread (U)	n/a	n/a	4.1%
			Illiquidity premium (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.2%
			Dividend rate (O)	n/a	n/a	5.9%
	10,254	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	27,838
Other investments
Private equity partnerships	389,451	Net asset valuation	Estimated performance (U)	(6.0)%	64.4%	8.4%
Senior secured bank loan funds	21,000	Net asset valuation	Estimated performance (U)	n/a	n/a	2.1%
Hedge funds	6,746	Net asset valuation	Estimated performance (U)	0.0%	0.7%	0.2%
Miscellaneous other investments	1,340	DCF	Illiquidity premium (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.5%
			Credit spread (U)	n/a	n/a	7.5%
Total other investments	418,537
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	6,163	Internal valuation model	Net premiums written (O)	—	$6.0 million	See below
			Contract period (O)	183 days	365 days	See below
			Net reserve for claims and claim expenses (U)	—	—	See below
Weather and energy related derivatives	26,565	Spread option; Quanto; Black Scholes; Simulation	Correlation (U)	0	1	See below
			Volatility (U)	7.0%	350.0%	See below
			Commodity curve (U)	$1.77	$66.00	See below
			Weather curve (U)	19	5,000	See below
			Counterparty default risk (U)	0.0%	22.5%	See below
Other	14,167	Net asset valuation	Estimated performance (U)	n/a	n/a	See below
	1,250	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total other assets and (liabilities)	48,145
	$494,520

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company's corporate fixed maturity investments is an investment with a fair value of $17.6 million in the preferred equity of a property and casualty insurance group organized to market residential property insurance in North America. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available to it. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At March 31, 2012, the dividend rate was 5.9%. In addition, the Company has estimated an illiquidity premium of 1.0% and a risk-free rate of 0.2%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company's investment in corporate fixed maturity investments determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, illiquidity premium and the risk-free rate.
In addition, the Company's corporate fixed maturity investments include an investment with a fair value of $10.3 million in the preferred equity of a company that provides insurance for a variety of veterinarian costs, including surgeries, medication and diagnostic testing. When utilizing an internal valuation model to determine the fair value of this investment, the Company uses a combination of quantitative and qualitative factors, which may include, but are not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts, capital transactions and third party valuations. In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparableness of that transaction and incorporate into its internal valuation model accordingly. Recent private market transactions of investments similar to that held by the Company have been used to determine the fair value of $10.3 million at March 31, 2012, as the Company believes it represents the price that would be received upon the sale of its investment in an orderly transaction among market participants. Consequently, should future relevant private market transactions occur, the Company will re-evaluate the information available used to determine fair value of this investment and record any adjustments to fair value in its consolidated statements of operations.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s investments in private equity partnerships at March 31, 2012 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended March 31, 2012 was negative 6.0% to positive 64.4% with a weighted average of 8.4%. The fair value of the Company's investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited financial statements to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner's interest.
Senior secured bank loan funds
Level 3 - The Company also has a $21.0 million investment in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The Company obtains and reviews the latest audited financial statements to attempt to ensure that the fund is following fair value principles consistent with GAAP in determining the net asset value.
Hedge funds
Level 3 - In certain instances, a portion of the Company's hedge fund investment may be invested in so called "side pockets" or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments are determined by adjusting the previous periods' reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited financial statements to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Miscellaneous other investments
Level 3 - Included in miscellaneous other investments is a loan to a third party. As a result of the recent restructuring of the loan, including prepayment of principal during the first quarter of 2012, the outstanding principal on the loan decreased to $1.3 million. The Company determines the fair value of this loan using a DCF model and endeavors to incorporate all relevant information reasonably available, including the outstanding principal amount, interest rate inherent in the loan as determined using the 3-month LIBOR, credit spread and an illiquidity premium. The fair value of this loan is inversely correlated to the 3-month LIBOR, credit spread and illiquidity premium.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - The fair value of the Company's assumed and ceded (re)insurance contracts is obtained through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. The Company has elected the fair value option to measure certain of its assumed and ceded (re)insurance contracts. The most significant unobservable input is the reserve for claims and claim expenses and losses recoverable. Generally, an increase (decrease) in the reserve for claims and claim expenses, or a decrease (increase) in losses recoverable, would result in a decrease (increase) to the fair value of the Company's assumed and ceded (re)insurance contracts.

Derivatives
Level 3 - Derivatives measured at fair value include certain derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and in instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value and are considered Level 3. These models may reference prices for similar instruments.
Observable and unobservable inputs to these valuation techniques vary by contract requirements and commodity type, are validated using market-based or independently sourced parameters where applicable and would typically include the following, if applicable, dependent on contract requirements and commodity type:

•	observable inputs: contract price, notional, option strike, term to expiry, interest rate, contractual limits;

•	unobservable inputs: correlation; and

•	both observable and unobservable: spot and forward volatilities, forward commodity price, forward weather curve, counterparty credit risk.
The range of each unobservable input could vary based on the specific commodity, including, but not limited to natural gas, electricity, crude, liquids, temperature or precipitation. Due to the diversity of the portfolio, the range of unobservable inputs could be wide-spread as reflected in the above table on quantitative information.
If a trade has one or more significant valuation inputs that are unobservable, such trades are initially valued at the transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the initial valuation, the Company updates market observable inputs to reflect observable market changes. The unobservable inputs are validated at each reporting period and are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data. The Company seeks to use broker quotes in less liquid markets.
Changes in any or all of the unobservable inputs listed above may contribute positively or negatively to the overall portfolio fair value depending upon the underlying position. In general, movements in weather curves are the largest contributing factor that impact fair value. However, trades valued using unobservable inputs represent a small percentage of the total number of transactions in the portfolio.
Pricing models are internally approved by the Company's Risk Committee prior to implementation and are reviewed periodically.
Other
Level 3 - The Company has an investment of $14.2 million at March 31, 2012 in the common equity of a mortgage insurance company which provides private capital to lenders and investors that supports financing for homeowner mortgages. The fair value of this investment is based on the unadjusted net asset value obtained from the management of the mortgage insurance company. The fair value of the Company's investment is positively correlated to the net asset valuation. The Company also considers factors such as recent financial information, the value of capital transactions with the mortgage insurance company and management's judgment regarding whether any adjustments should be made to the net asset value.
The Company also has an investment in the preferred equity of a company that develops online risk management products primarily focused on motor fuels risk, more specifically, structuring products, sourcing the risk and facilitating the settlement of capital. The fair value of this investment at March 31, 2012 of $1.3 million was determined using recent private market transactions. In instances where private market transactions are not available, the fair value is measured using a number of qualitative and quantitative factors, including but not limited to a net asset estimation of the company, projected earnings, private market transactions, and any other information that may be available to the Company. At March 31, 2012, the Company determined that the fair value of its investment was appropriate when compared to the net asset position of the company and recent private market transactions. Should the net asset position of the company increase, the fair value of the Company's investment would also increase.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments, trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2012	$27,761	$396,526	$28,526	$452,813
Total unrealized gains (losses)
Included in net investment income	77	29,107	—	29,184
Included in other loss	—	—	18,563	18,563
Total realized gains
Included in net investment income	—	—	—	—
Included in other loss	—	—	(55,308)	(55,308)
Total foreign exchange losses	—	730	(377)	353
Purchases	—	12,689	9,281	21,970
Sales	—	—	(13,431)	(13,431)
Settlements	—	(20,515)	60,891	40,376
Net transfers into Level 3	—	—	—	—
Balance – March 31, 2012	$27,838	$418,537	$48,145	$494,520

Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income	$77	$29,107	$—	$29,184
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other loss	$—	$—	$10,513	$10,513

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2011	$21,785	$362,102	$16,499	$400,386
Total unrealized gains (losses)
Included in net investment income	41	23,757	—	23,798
Included in other income	—	—	40,068	40,068
Total realized gains
Included in net investment income	—	—	—	—
Included in other income	—	—	10,955	10,955
Total foreign exchange losses	—	1,369	(51)	1,318
Purchases	—	17,465	1,631	19,096
Sales	—	—	(4,160)	(4,160)
Settlements	—	(22,878)	3,438	(19,440)
Net transfers into Level 3	—	—	—	—
Balance – March 31, 2011	$21,826	$381,815	$68,380	$472,021

Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income	$41	$23,757	$—	$23,798
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other income	$—	$—	$45,474	$45,474

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

	March 31, 2012	December 31, 2011
Other investments	$806,782	$748,984
Other assets	$21,580	$19,628

Included in net investment income for the three months ended March 31, 2012 was $35.3 million of net unrealized gains related to the changes in fair value of other investments (2011 – $28.1 million). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other (loss) income was $2.1 million for the three months ended March 31, 2012 (2011 – $42.7 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At March 31, 2012	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$389,451	$100,120	See below	See below	See below
Senior secured bank loan funds	266,141	5,115	See below	See below	See below
Non-U.S. fixed income funds	31,713	—	Bi-monthly	5	20
Hedge funds	22,310	—	Annually, Bi-annually	45	90
Total other investments measured using net asset valuations	$709,615	$105,235

Private equity partnerships – Included in the Company’s investments in private equity partnerships are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair values of the investments in this category have been estimated using the net asset value of the investments, as discussed in detail above. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the applicable limited partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the limited partnership.
Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been determined using the net asset value per share of the funds or the estimated net asset per share where applicable, as discussed in detail above. Investments of $245.1 million are redeemable, in part on a monthly basis, or in whole over a three month period.
The Company also has a $21.0 million investment in a closed end fund which invests in loans. The Company has no right to redeem its investment in this fund.

Non-U.S. fixed income funds – The Company’s non-U.S. fixed income funds invest primarily in non-U.S. convertible securities. The fair values of the investments in this category have been estimated using the net asset value per share of the funds, as discussed above. Investments of $31.7 million are redeemable, in whole or in part, on a bi-monthly basis. During April 2012, the Company fully redeemed its remaining investment in non-U.S. fixed income funds at the then net asset value per share.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category have been estimated using the net asset value per share of the funds, as discussed in detail above. Included in the Company's investments in hedge funds at March 31, 2012, are $6.7 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As to each investment in a hedge fund that includes side pocket investments, if the investment is otherwise fully redeemed, the Company will still retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
NOTE 6. CEDED REINSURANCE
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
The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Three months ended March 31,	2012	2011
Premiums written
Direct	$8,463	$6,252
Assumed	655,688	604,253
Ceded	(171,576)	(157,930)
Net premiums written	$492,575	$452,575
Premiums earned
Direct	$7,787	$2,482
Assumed	357,286	394,535
Ceded	(86,408)	(91,476)
Net premiums earned	$278,665	$305,541
Claims and claim expenses
Gross claims and claim expenses incurred	$15,282	$863,323
Claims and claim expenses recovered	270	(234,786)
Net claims and claim expenses incurred	$15,552	$628,537

NOTE 7. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interests. The Company's ownership in DaVinciRe was 34.7% at March 31, 2012 (December 31, 2011 - 42.8%).
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
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2011, in accordance with the Shareholders Agreement. The repurchase notices submitted on or before March 1, 2011, were for shares of DaVinciRe with a GAAP book value of $9.2 million at December 31, 2011. Effective January 1, 2012, DaVinciRe redeemed the shares for $9.2 million, less a $1.8 million reserve holdback.
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
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before March 1, 2012, were for shares of DaVinciRe with a GAAP book value of $48.2 million at March 31, 2012.
The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

Three months ended March 31,	2012	2011
Balance – January 1	$657,727	$757,655
Net purchase of shares from redeemable noncontrolling interests	—	(135,172)
Net sale of shares to redeemable noncontrolling interests	85,668	—
Comprehensive income:
Net income (loss) attributable to redeemable noncontrolling interest	53,348	(85,763)
Other comprehensive loss attributable to redeemable noncontrolling interest	—	(3)
Balance – March 31	$796,743	$536,717

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, has invested $55 thousand in the Angus Fund, representing a 1.0% ownership interest at March 31, 2012 (December 31, 2011 - $41 thousand and 1.0%, respectively), and RRCA, a limited partner, has invested $2.0 million in the Angus Fund, representing a 36.3% ownership interest at March 31, 2012 (December 31, 2011 - $1.0 million and 24.2%, respectively). The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a VIE, therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The portion of the Angus Fund's earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interest. The Company expects its ownership in the Angus Fund to fluctuate over time.
The activity in noncontrolling interest is detailed in the table below:

Three months ended March 31,	2012	2011
Balance – January 1	$3,340	$2,889
Sale of shares to noncontrolling interest	300	—
Comprehensive income:
Net income attributable to noncontrolling interest	293	271
Dividends on common shares	(41)	—
Balance – March 31	$3,892	$3,160

NOTE 8. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.27 per common share to shareholders of record on March 15, 2012.
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2012, the Company repurchased 51 thousand shares in open market transactions, at an aggregate cost of $3.6 million, and at an average share price of $71.81. On February 22, 2012, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. At March 31, 2012, $500.0 million remained available for repurchase under the Board authorized share repurchase program.

See "Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds" for additional information.
In December 2006, the Company raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share and in March 2004, the Company raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share. On November 17, 2010, the Company gave redemption notices to the holders of the 7.30% Series B Preference Shares to redeem such shares for $25 per share. The Series D and Series C Preference Shares may be redeemed at $25 per share at the Company’s option on or after December 1, 2011 and March 23, 2009, respectively. Dividends on the Series D and Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60% and 6.08%, respectively, when, if, and as declared by the Board of Directors. The preference shares have no stated maturity and are not convertible into any other securities of the Company. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of the Company.
During the three months ended March 31, 2012, the Company declared and paid $8.8 million in preference share dividends (2011 – $8.8 million).
NOTE 9. EARNINGS PER SHARE
The Company accounts for its earnings per share in accordance with FASB ASC Topic Earnings per Share. Basic earnings per common share is based on weighted average common shares and excludes any dilutive effects of stock options and restricted stock. Diluted earnings per common share assumes the exercise of all dilutive stock options and restricted stock grants. In accordance with FASB ASC Topic Earnings per Share, earnings per share calculations use average common shares outstanding - basic, when the Company is in a net loss position for the period.
The following table sets forth the computation of basic and diluted earnings per common share:

Three months ended March 31,	2012	2011
(thousands of shares)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$201,429	$(248,033)
Amount allocated to participating common shareholders (1)	(3,404)	6,327
Net income (loss) allocated to RenaissanceRe common shareholders	$198,025	$(241,706)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares	50,377	51,504
Per common share equivalents of employee stock options and restricted shares	604	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	50,981	51,504
Basic income (loss) per RenaissanceRe common share	$3.93	$(4.69)
Diluted income (loss) per RenaissanceRe common share	$3.88	$(4.69)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

NOTE 10. SEGMENT REPORTING
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company's revenues and expenses is as follows:

Three months ended March 31, 2012	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$609,762	$54,817	$—	$(428)	$—	$664,151
Net premiums written	$458,638	$33,937	$—		—	$492,575
Net premiums earned	$253,818	$24,822	$25		—	$278,665
Net claims and claim expenses incurred	8,324	9,001	(1,773)		—	15,552
Acquisition expenses	19,386	4,668	57		—	24,111
Operational expenses	32,044	10,057	282		—	42,383
Underwriting income	$194,064	$1,096	$1,459		—	196,619
Net investment income					66,971	66,971
Net foreign exchange losses					(1,460)	(1,460)
Equity in earnings of other ventures					5,470	5,470
Other loss					(39,094)	(39,094)
Net realized and unrealized gains on investments					46,113	46,113
Net other-than-temporary impairments					(134)	(134)
Corporate expenses					(4,811)	(4,811)
Interest expense					(5,718)	(5,718)
Income from continuing operations before taxes						263,956
Income tax benefit					37	37
Loss from discontinued operations					(173)	(173)
Net income attributable to noncontrolling interests					(53,641)	(53,641)
Dividends on preference shares					(8,750)	(8,750)
Net income attributable to RenaissanceRe common shareholders						$201,429

Net claims and claim expenses incurred – current accident year	$55,144	$16,280	$—			$71,424
Net claims and claim expenses incurred – prior accident years	(46,820)	(7,279)	(1,773)			(55,872)
Net claims and claim expenses incurred – total	$8,324	$9,001	$(1,773)			$15,552

Net claims and claim expense ratio – current accident year	21.7%	65.6%	—%			25.6%
Net claims and claim expense ratio – prior accident years	(18.4)%	(29.3)%	(7,092.0)%			(20.0)%
Net claims and claim expense ratio – calendar year	3.3%	36.3%	(7,092.0)%			5.6%
Underwriting expense ratio	20.2%	59.3%	1,356.0%			23.8%
Combined ratio	23.5%	95.6%	(5,736.0)%			29.4%

(1)	Represents $0.4 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

Three months ended March 31, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$573,682	$36,620	$280	$(77)	$—	$610,505
Net premiums written	$423,566	$28,737	$272		—	$452,575
Net premiums earned	$289,429	$15,674	$438		—	$305,541
Net claims and claim expenses incurred	595,404	30,523	2,610		—	628,537
Acquisition expenses	29,792	2,461	82		—	32,335
Operational expenses	32,363	8,972	495		—	41,830
Underwriting loss	$(368,130)	$(26,282)	$(2,749)		—	(397,161)
Net investment income					60,281	60,281
Net foreign exchange gains					660	660
Equity in losses of other ventures					(23,753)	(23,753)
Other income					50,145	50,145
Net realized and unrealized losses on investments					(5,214)	(5,214)
Corporate expenses					(2,064)	(2,064)
Interest expense					(6,195)	(6,195)
Loss from continuing operations before taxes						(323,301)
Income tax benefit					52	52
Loss from discontinued operations					(1,526)	(1,526)
Net loss attributable to redeemable noncontrolling interest – DaVinciRe					85,492	85,492
Dividends on preference shares					(8,750)	(8,750)
Net loss attributable to RenaissanceRe common shareholders						$(248,033)

Net claims and claim expenses incurred – current accident year	$667,362	$29,326	$9			$696,697
Net claims and claim expenses incurred – prior accident years	(71,958)	1,197	2,601			(68,160)
Net claims and claim expenses incurred – total	$595,404	$30,523	$2,610			$628,537

Net claims and claim expense ratio – current accident year	230.6%	187.1%	2.1%			228.0%
Net claims and claim expense ratio – prior accident years	(24.9)%	7.6%	593.8%			(22.3)%
Net claims and claim expense ratio – calendar year	205.7%	194.7%	595.9%			205.7%
Underwriting expense ratio	21.5%	73.0%	131.7%			24.3%
Combined ratio	227.2%	267.7%	727.6%			230.0%

(1)	Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

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
The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other assets	$613	Other assets	$612
Foreign currency forward contracts (1)	Other assets	9,406	Other assets	—
Foreign currency forward contracts (2)	Other assets	3,081	Other assets	7,219
Foreign currency forward contracts (3)	Other assets	140	Other assets	387
Credit default swaps	Other assets	568	Other assets	—
Energy and weather contracts (4)	Other assets	53,364	Other assets	52,721
Total		$67,172		$60,939

	Derivative Liabilities
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other liabilities	$202	Other liabilities	$339
Foreign currency forward contracts (1)	Other liabilities	6,322	Other liabilities	11,754
Foreign currency forward contracts (2)	Other liabilities	3,966	Other liabilities	1,606
Credit default swaps	Other liabilities	631	Other liabilities	539
Energy and weather contracts (4)	Other liabilities	22,646	Other liabilities	43,389
Total		$33,767		$57,627

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

(4)
Included in other assets is $171.2 million of derivative assets (December 31, 2011 – $104.6 million) and $117.8 million of derivative liabilities (December 31, 2011 – $51.9 million). Included in other liabilities is $7.3 million of derivative assets (December 31, 2011 – $8.8 million) and $29.9 million of derivative liabilities (December 31, 2011 – $52.2 million).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2012	2011
Interest rate futures	Net investment income	$1,030	$(654)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	3,552	7,799
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(4,248)	(13,400)
Foreign currency forward contracts (3)	Net foreign exchange (losses) gains	137	(436)
Credit default swaps	Net investment income	558	722
Energy and weather contracts	Other (loss) income	(28,713)	8,500
Platinum warrant	Other (loss) income	—	2,975
Total		$(27,684)	$5,506

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2012.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At March 31, 2012, the Company had $385.3 million of notional long positions and $215.1 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2011 – $3.2 billion and $285.7 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company's underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2012, the Company had outstanding underwriting related foreign currency contracts of $236.6 million in notional long positions and $575.5 million notional in short positions, denominated in U.S. dollars (December 31, 2011 – $160.5 million and $700.8 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange (losses) gains in its consolidated statements of operations. The fair value of the Company's investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2012, the Company had outstanding investment portfolio related foreign currency contracts of $126.3 million in notional long positions and $217.6 million in notional short positions, denominated in U.S. dollars (December 31, 2011 – $48.1 million and $211.6 million, respectively).
Energy and Risk Operations Related Foreign Currency Contracts
The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company's energy and risk operations related foreign currency contracts is based on exchange traded prices. At March 31, 2012, the Company’s energy and risk operations had foreign currency contracts of $21.2 million in notional long positions and $13.3 million in notional short positions (December 31, 2011 – $7.8 million and $12.7 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2012, the Company had outstanding credit derivatives of $15.0 million in notional long positions and $23.8 million in notional short positions, denominated in U.S. dollars (December 31, 2011 – $15.0 million and $38.1 million, respectively).
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

As of the dates set forth below, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

	Quantity (1)
	March 31, 2012	December 31, 2011	Unit of measurement
Energy	465,396,010	240,363,364	One million British thermal units (“MMBTUs")
Temperature	21,596,501	14,917,438	$ per Degree Day Fahrenheit
Agriculture	13,073,000	6,098,000	Bushels
Precipitation	3,174,114	65,000	$ per Inch
Wind	513	712	$ per Meters per Second Hour

(1)	Represents the sum of gross long and gross short derivative contracts.
The Company uses, among other things, value-at-risk (“VaR”) analysis to monitor the risks associated with its energy and weather derivatives trading portfolio. VaR is a tool that measures the potential loss that could occur if the Company's trading positions were maintained over a defined period of time, calculated at a given statistical confidence level. Due to the seasonal nature of the Company's energy and weather derivatives trading activities, the VaR is based on a rolling two season (one-year) holding period assuming no dynamic trading during the holding period. A 99% confidence level is used for the VaR analysis. A 99% confidence level implies that within a one-year period, the potential loss in the Company's portfolio is not expected to exceed the VaR estimate in 99% of the possible modeled outcomes. In the remaining estimated 1% of the possible outcomes, the anticipated potential loss is expected to be higher than the VaR figure, and on average substantially higher.
The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. The expected value of the risk factors in the Company's portfolio is generally obtained from exchange-traded futures markets. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on our estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. The Company then estimates the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes is realized. The 99th percentile of this distribution is then calculated as the portfolio VaR. The major limitation of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming normal distribution of market risk factors, (ii) future movements in market risk factors follow estimated historical movements, and (iii) the assessed exposures do not change during the holding period. There is no guarantee that these assumptions will prove correct. The Company expects that, for any given period, its actual results will differ from its assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR.
At March 31, 2012, the estimated VaR for the Company's portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $13.6 million. The average, low and high amounts calculated by the Company's VaR analysis during the three months ended March 31, 2012 were $28.6 million, $13.0 million and $49.3 million, respectively.
At March 31, 2012, RenaissanceRe had provided guarantees in the aggregate amount of $361.0 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

Platinum Warrant
The Company held a warrant to purchase up to 2.5 million common shares of Platinum for $27.00 per share. The Company recorded its investment in the Platinum warrant at fair value. The fair value of the warrant was estimated using either the Black-Scholes option pricing model or the in-the-money value, the greater of which the Company considered the best estimate of the exit value of the warrant. On January 20, 2011, the Company sold its warrant to Platinum for an aggregate of $47.9 million, and recognized a $3.0 million gain on the sale, which is included in other income during the three months ended March 31, 2011.
NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at March 31, 2012 and December 31, 2011, condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011, and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at March 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$534,825	$64,616	$5,812,102	$—	$6,411,543
Cash and cash equivalents	13,339	740	246,903	—	260,982
Investments in subsidiaries	2,968,902	85,164	—	(3,054,066)	—
Due from subsidiaries and affiliates	213,462	4	—	(213,466)	—
Premiums receivable	—	—	703,932	—	703,932
Prepaid reinsurance premiums	—	—	143,690	—	143,690
Reinsurance recoverable	—	—	279,398	—	279,398
Accrued investment income	3,103	512	27,167	—	30,782
Deferred acquisition costs	—	—	71,162	—	71,162
Other assets	223,782	31,014	399,562	(202,249)	452,109
Total assets	$3,957,413	$182,050	$7,683,916	$(3,469,781)	$8,353,598
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,858,203	$—	$1,858,203
Unearned premiums	—	—	646,733	—	646,733
Debt	100,000	249,270	2,729	—	351,999
Amounts due to subsidiaries and affiliates	49,303	4,887	—	(54,190)	—
Reinsurance balances payable	—	—	285,207	—	285,207
Other liabilities	13,545	4,116	586,264	(208)	603,717
Liabilities of discontinued operations held for sale	—	12,539	—	—	12,539
Total liabilities	162,848	270,812	3,379,136	(54,398)	3,758,398
Redeemable noncontrolling interest – DaVinciRe	—	—	796,743	—	796,743
Shareholders’ Equity
Total shareholders’ equity	3,794,565	(88,762)	3,508,037	(3,415,383)	3,798,457
Total liabilities, noncontrolling interests and shareholders’ equity	$3,957,413	$182,050	$7,683,916	$(3,469,781)	$8,353,598

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$593,973	$104,869	$5,510,410	$—	$6,209,252
Cash and cash equivalents	10,606	4,920	201,458	—	216,984
Investments in subsidiaries	2,776,997	83,031	—	(2,860,028)	—
Due from subsidiaries and affiliates	172,069	846	—	(172,915)	—
Premiums receivable	—	—	471,878	—	471,878
Prepaid reinsurance premiums	—	—	58,522	—	58,522
Reinsurance recoverable	—	—	404,029	—	404,029
Accrued investment income	4,106	311	29,106	—	33,523
Deferred acquisition costs	—	—	43,721	—	43,721
Other assets	206,171	27,198	275,092	(201,458)	307,003
Total assets	$3,763,922	$221,175	$6,994,216	$(3,234,401)	$7,744,912
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,992,354	$—	$1,992,354
Unearned premiums	—	—	347,655	—	347,655
Debt	100,000	249,247	4,373	—	353,620
Amounts due to subsidiaries and affiliates	30,519	6,081	—	(36,600)	—
Reinsurance balances payable	—	—	256,883	—	256,883
Other liabilities	28,210	3,755	482,668	—	514,633
Liabilities of discontinued operations held for sale	—	13,507	—	—	13,507
Total liabilities	158,729	272,590	3,083,933	(36,600)	3,478,652
Redeemable noncontrolling interest – DaVinciRe	—	—	657,727	—	657,727
Shareholders’ Equity
Total shareholders’ equity	3,605,193	(51,415)	3,252,556	(3,197,801)	3,608,533
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,763,922	$221,175	$6,994,216	$(3,234,401)	$7,744,912

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$278,665	$—	$278,665
Net investment income	4,448	269	64,359	(2,105)	66,971
Net foreign exchange gains (losses)	20	—	(1,480)	—	(1,460)
Equity in earnings of other ventures	—	—	5,470	—	5,470
Other income (loss)	92	—	(39,186)	—	(39,094)
Net realized and unrealized gains on investments	3,512	1,044	41,557	—	46,113
Net other-than-temporary impairments	—	—	(134)	—	(134)
Total revenues	8,072	1,313	349,251	(2,105)	356,531
Expenses
Net claims and claim expenses incurred	—	—	15,552	—	15,552
Acquisition expenses	—	—	24,111	—	24,111
Operational expenses	(1,311)	2,008	41,686	—	42,383
Corporate expenses	4,178	93	540	—	4,811
Interest expense	1,469	3,617	632	—	5,718
Total expenses	4,336	5,718	82,521	—	92,575
Income (loss) before equity in net income (loss) of subsidiaries and taxes	3,736	(4,405)	266,730	(2,105)	263,956
Equity in net income (loss) of subsidiaries	206,443	(30,268)	—	(176,175)	—
Income (loss) from continuing operations before taxes	210,179	(34,673)	266,730	(178,280)	263,956
Income tax (expense) benefit	—	(2,568)	2,605	—	37
Income (loss) from continuing operations	210,179	(37,241)	269,335	(178,280)	263,993
Loss from discontinued operations	—	(173)	—	—	(173)
Net income (loss)	210,179	(37,414)	269,335	(178,280)	263,820
Net income attributable to noncontrolling interests	—	—	(53,641)	—	(53,641)
Net income (loss) attributable to RenaissanceRe	210,179	(37,414)	215,694	(178,280)	210,179
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net income (loss) attributable to RenaissanceRe common shareholders	$201,429	$(37,414)	$215,694	$(178,280)	$201,429

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$210,179	$(37,414)	$269,335	$(178,280)	$263,820
Change in net unrealized gains on investments	—	—	1,255	—	1,255
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	(27)	—	(27)
Comprehensive income (loss)	210,179	(37,414)	270,563	(178,280)	265,048
Net income attributable to noncontrolling interests	—	—	(53,641)	—	(53,641)
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	—	—	(53,641)	—	(53,641)
Comprehensive income (loss) attributable to RenaissanceRe	$210,179	$(37,414)	$216,922	$(178,280)	$211,407

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$305,541	$—	$305,541
Net investment income	5,164	16	55,202	(101)	60,281
Net foreign exchange gains	91	—	569	—	660
Equity in losses of other ventures	—	—	(23,753)	—	(23,753)
Other income	166	—	49,979	—	50,145
Net realized and unrealized losses on investments	(992)	—	(4,222)	—	(5,214)
Total revenues	4,429	16	383,316	(101)	387,660
Expenses
Net claims and claim expenses incurred	—	—	628,537	—	628,537
Acquisition expenses	—	—	32,335	—	32,335
Operational expenses	(1,220)	1,502	41,548	—	41,830
Corporate expenses	2,041	61	(38)	—	2,064
Interest expense	4,975	3,718	1,109	(3,607)	6,195
Total expenses	5,796	5,281	703,491	(3,607)	710,961
Loss before equity in net (loss) income of subsidiaries and taxes	(1,367)	(5,265)	(320,175)	3,506	(323,301)
Equity in net (loss) income of subsidiaries	(238,206)	1,836	—	236,370	—
Loss from continuing operations before taxes	(239,573)	(3,429)	(320,175)	239,876	(323,301)
Income tax benefit (expense)	290	1,565	(1,803)	—	52
Loss from continuing operations	(239,283)	(1,864)	(321,978)	239,876	(323,249)
Loss from discontinued operations	—	(1,526)	—	—	(1,526)
Net loss	(239,283)	(3,390)	(321,978)	239,876	(324,775)
Net loss attributable to redeemable noncontrolling interest – DaVinciRe	—	—	85,492	—	85,492
Net loss attributable to RenaissanceRe	(239,283)	(3,390)	(236,486)	239,876	(239,283)
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net loss attributable to RenaissanceRe common shareholders	$(248,033)	$(3,390)	$(236,486)	$239,876	$(248,033)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Loss for the three months ended March 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive loss
Net loss	$(239,283)	$(3,390)	$(321,978)	$239,876	$(324,775)
Change in net unrealized gains on investments	—	—	19	—	19
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	—	—	—
Comprehensive loss	(239,283)	(3,390)	(321,959)	239,876	(324,756)
Net loss attributable to noncontrolling interests	—	—	85,492	—	85,492
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	3	—	3
Comprehensive loss attributable to noncontrolling interests	—	—	85,495	—	85,495
Comprehensive loss attributable to RenaissanceRe	$(239,283)	$(3,390)	$(236,464)	$239,876	$(239,261)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(74)	$(11,568)	$182,746	$171,104
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	382,538	92,508	2,181,250	2,656,296
Purchases of fixed maturity investments trading	(302,878)	(49,796)	(2,198,575)	(2,551,249)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	20,385	20,385
Net (purchases) sales of short term investments	(43,739)	(1,729)	(260,399)	(305,867)
Net sales of other investments	—	—	(9,663)	(9,663)
Net sales of other assets	—	—	125	125
Dividends and return of capital from subsidiaries	185,961	4,299	(190,260)	—
Contributions to subsidiaries	(200,769)	(36,700)	237,469	—
Due to (from) subsidiary	7,965	(1,194)	(6,771)	—
Net cash provided by (used in) investing activities	29,078	7,388	(226,439)	(189,973)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(13,886)	—	—	(13,886)
Dividends paid – preference shares	(8,750)	—	—	(8,750)
RenaissanceRe common share repurchases	(3,635)	—	—	(3,635)
Third party DaVinciRe share repurchases	—	—	88,146	88,146
Net cash (used in) provided by financing activities	(26,271)	—	88,146	61,875
Effect of exchange rate changes on foreign currency cash	—	—	992	992
Net increase (decrease) in cash and cash equivalents	2,733	(4,180)	45,445	43,998
Cash and cash equivalents, beginning of period	10,606	4,920	201,458	216,984
Cash and cash equivalents, end of period	$13,339	$740	$246,903	$260,982

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$108,624	$(21,049)	$(93,872)	$(6,297)
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	11,399	—	1,617,201	1,628,600
Purchases of fixed maturity investments trading	(13,899)	—	(1,400,836)	(1,414,735)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	13,984	13,984
Net purchases of equity investments trading	—	—	(12,108)	(12,108)
Net purchases of short term investments	(68,731)	(129,698)	(51,449)	(249,878)
Net (purchases) sales of other investments	(1,029)	—	39,112	38,083
Net purchases of investments in other ventures	—	—	(21,000)	(21,000)
Net sales of other assets	—	—	47,400	47,400
Dividends and return of capital from subsidiaries	190,771	5,205	(195,976)	—
Contributions to subsidiaries	(85,586)	—	85,586	—
Due to (from) subsidiary	49,605	2,429	(52,034)	—
Net proceeds from sale of discontinued operations held for sale	—	269,520	—	269,520
Net cash provided by investing activities	82,530	147,456	69,880	299,866
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(13,361)	—	—	(13,361)
Dividends paid – preference shares	(8,750)	—	—	(8,750)
RenaissanceRe common share repurchases	(174,792)	—	—	(174,792)
Net issuance (repayment) of debt	3,506	(125,018)	121,512	—
Third party DaVinciRe share repurchases	—	—	(124,047)	(124,047)
Net cash used in financing activities	(193,397)	(125,018)	(2,535)	(320,950)
Effect of exchange rate changes on foreign currency cash	—	—	2,274	2,274
Net (decrease) increase in cash and cash equivalents	(2,243)	1,389	(24,253)	(25,107)
Cash and cash equivalents, beginning of period	3,414	3,940	270,384	277,738
Cash and cash equivalents, end of period	$1,171	$5,329	$246,131	$252,631

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 13. COMMITMENTS AND CONTINGENCIES
There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2012 and 2011, respectively. The following also includes a discussion of our liquidity and capital resources at March 31, 2012. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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

Lloyd’s
Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. The syndicate enhances our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe CCL, an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. We expect Syndicate 1458's absolute and relative contributions to our consolidated results of operations to continue to grow over time.
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
Effective January 1, 2012, we formed and launched a new managed joint venture, Upsilon Reinsurance Ltd. (“Upsilon Re”), a special purpose insurer, to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year. The original business was written by Renaissance Reinsurance of Europe ("ROE"), a wholly owned subsidiary of the Company, and included $33.5 million of gross premiums written. This business was in turn ceded to Upsilon Re under a fully collateralized retrocessional reinsurance contract, effective January 1, 2012. In conjunction with the formation and launch of Upsilon Re, $15.0 million of non-voting Class B shares were sold to external investors, and we invested $43.7 million in Upsilon Re's non-voting Class B shares, representing a 74.5% ownership interest in Upsilon Re. The Class B shareholders will participate in substantially all of the profits or losses of Upsilon Re while the Class B shares remain outstanding. The holders of Class B shares indemnify Upsilon Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under Financial Accounting Standards Board Accounting Standards Codification Topic Financial Services - Insurance. In addition, another third party investor supplied $15.0 million of capital through a reinsurance participation with ROE alongside Upsilon Re. Inclusive of the third party quota share agreement, we have a 61.4% participation in the original risks assumed by ROE. Both Upsilon Re and the third party reinsurance participation related to Upsilon Re are managed by RUM in return for an expense override, as well as a potential underwriting profit commission. We maintain majority voting control of Upsilon Re and, accordingly, we have consolidated the results of Upsilon Re in our consolidated results of operations and financial position. We currently have an ownership interest in Upsilon Re which could change over time, perhaps materially so, and we may also elect to underwrite additional risks within Upsilon Re and utilize Upsilon Re to write business in future underwriting years. We cannot assure you that additional opportunities to grow the business we have accessed through Upsilon Re will be realized, however.
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
During 2011, the Company recognized a $10.0 million liability and corresponding expense in liabilities of discontinued operations held for sale and (loss) income from discontinued operations, respectively, due to purported net adverse development on prior accident years net claims and claim expenses associated with the Reserve Collar.  The $10.0 million represented the maximum amount payable under the Reserve Collar. We continue to evaluate any favorable or adverse developments related to the Reserve Collar pursuant to the Stock Purchase Agreement with QBE.
See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company's critical accounting estimates are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2011.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Three months ended March 31,	2012	2011	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$664,151	$610,505	$53,646
Net premiums written	492,575	452,575	40,000
Net premiums earned	278,665	305,541	(26,876)
Net claims and claim expenses incurred	15,552	628,537	(612,985)
Underwriting income (loss)	196,619	(397,161)	593,780
Net investment income	66,971	60,281	6,690
Net realized and unrealized gains (losses) on investments	46,113	(5,214)	51,327
Income (loss) from continuing operations	263,993	(323,249)	587,242
(Loss) income from discontinued operations	(173)	(1,526)	1,353
Net income (loss)	263,820	(324,775)	588,595
Net income (loss) available (attributable) to RenaissanceRe common shareholders	201,429	(248,033)	449,462

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.88	$(4.66)	$8.54
Loss from discontinued operations per common share – diluted	—	(0.03)	0.03
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.88	$(4.69)	$8.57
Dividends per common share	$0.27	$0.26	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	25.6%	228.0%	(202.4)%
Net claims and claim expense ratio – prior accident years	(20.0)%	(22.3)%	2.3%
Net claims and claim expense ratio – calendar year	5.6%	205.7%	(200.1)%
Underwriting expense ratio	23.8%	24.3%	(0.5)%
Combined ratio	29.4%	230.0%	(200.6)%

Return on average common equity	25.6%	(31.3)%	56.9%

Book value	March 31, 2012	December 31, 2011	Change
Book value per common share	$62.68	$59.27	$3.41
Accumulated dividends per common share	11.19	10.92	0.27
Book value per common share plus accumulated dividends	$73.87	$70.19	$3.68
Change in book value per common share plus change in accumulated dividends	6.2%

Balance sheet highlights
Total assets	$8,353,598	$7,744,912	$608,686
Total shareholders’ equity attributable to RenaissanceRe	$3,794,565	$3,605,193	$189,372

Net income available to RenaissanceRe common shareholders was $201.4 million in the first quarter of 2012, compared to a net loss attributable to RenaissanceRe common shareholders of $248.0 million in the first quarter of 2011, an improvement of $449.5 million. As a result of our net income available to RenaissanceRe common shareholders in the first quarter of 2012, we generated a return on average common equity of 25.6% and our book value per common share increased from $59.27 at December 31, 2011 to $62.68 at March 31, 2012, a 6.2% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first quarter of 2012, on a comparative basis to the first quarter of 2011 include:

•
Significantly Improved Underwriting Results - our underwriting income of $196.6 million in the first quarter of 2012 improved $593.8 million from an underwriting loss of $397.2 million in the first quarter of 2011, primarily due to the absence of $565.2 million of underwriting losses as a result of a number of large losses which occurred in the first quarter of 2011, namely the February 2011 New Zealand and Tohoku earthquakes and the Australian floods (collectively referred to as the "First Quarter 2011 Large Losses"), as detailed below;

•
Higher Investment Results - net investment income and net realized and unrealized gains (losses) on investments in the first quarter of 2012 improved $6.7 million and $51.3 million, respectively, compared to the first quarter of 2011. The increase in our investment results was primarily due to higher total returns on the fixed maturity investments portfolio as a result of tightening credit spreads during the first quarter of 2012 and improved returns for our private equity investments portfolio;

•
Equity in Earnings of Other Ventures - our equity in earnings of other ventures improved to earnings of $5.5 million in the first quarter of 2012, compared to a loss of $23.8 million in the first quarter of 2011. The improvement is primarily due to our equity investment in Top Layer Re which generated income of $4.7 million in the first quarter of 2012, compared to a loss of $22.5 million in 2011, an improvement of $27.2 million, principally due to the absence of large losses during the first quarter of 2012, compared to claims and claim expenses incurred in the first quarter of 2011 in Top Layer Re related to the February 2011 New Zealand earthquake; and partially offset by

•
Other (Loss) Income - our other (loss) income deteriorated $89.2 million to a loss of $39.1 million in the first quarter of 2012, compared to income of $50.1 million in the first quarter of 2011, primarily the result of $35.5 million of trading losses within the Company's weather and energy risk management operations due to the unusually warm weather experienced in parts of the United Kingdom and parts of the United States during the first quarter of 2012, compared to trading income of $3.3 million in the first quarter of 2011; and ceded reinsurance contracts accounted for at fair value which incurred a loss of $1.8 million the first quarter of 2012, compared to income of $43.5 million in the first quarter of 2011, due to net recoverables on the Tohoku earthquake in the first quarter of 2011 which net recoverables did not reoccur in the first quarter of 2012; and

•
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest - DaVinciRe - our net income attributable to redeemable noncontrolling interest - DaVinciRe was $53.3 million in the first quarter of 2012, compared to net loss attributable to redeemable noncontrolling interest - DaVinciRe of $85.8 million in the first quarter of 2011, a change of $139.1 million, principally due to a significant improvement in underwriting income as a result of the decrease in current accident year net claims and claim expenses and higher investment results, as noted above, which also impacted DaVinciRe, and together resulted in net income for the first quarter of 2012, compared to net loss in the first quarter of 2011. In addition, our ownership in DaVinciRe decreased from 42.8% at December 31, 2011 to 34.7% at March 31, 2012, consequently increasing redeemable noncontrolling interest - DaVinciRe.

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
See the financial data below for additional information detailing the net negative impact of the First Quarter 2011 Large Losses, on our consolidated financial statements for the first quarter of 2011.

	First Quarter 2011 Large Losses
Three months ended March 31, 2011	February 2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(209,840)	$(402,045)	$(46,118)	$(658,003)
Assumed reinstatement premiums earned	23,375	82,041	8,050	113,466
Ceded reinstatement premiums earned	(2,140)	(9,889)	—	(12,029)
Lost profit commissions	(8,452)	1,337	(1,550)	(8,665)
Net negative impact on underwriting result	(197,057)	(328,556)	(39,618)	(565,231)
Equity in net claims and claim expenses of Top Layer Re	(23,758)	—	—	(23,758)
Recoveries from ceded reinsurance contracts accounted for at fair value	—	45,000	—	45,000
Redeemable noncontrolling interest - DaVinciRe	42,125	66,146	8,274	116,545
Net negative impact	$(178,690)	$(217,410)	$(31,344)	$(427,444)
Percentage point impact on consolidated combined ratio	59.6	100.6	9.8	212.3

Net negative impact on Reinsurance segment underwriting result	$(191,103)	$(313,980)	$(39,618)	$(544,701)
Net negative impact on Lloyd's segment underwriting result	(5,954)	(14,576)	—	(20,530)
Net negative impact on underwriting result	$(197,057)	$(328,556)	$(39,618)	$(565,231)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Three months ended March 31,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$609,762	$573,682	$36,080
Net premiums written	$458,638	$423,566	$35,072
Net premiums earned	$253,818	$289,429	$(35,611)
Net claims and claim expenses incurred	8,324	595,404	(587,080)
Acquisition expenses	19,386	29,792	(10,406)
Operational expenses	32,044	32,363	(319)
Underwriting income (loss)	$194,064	$(368,130)	$562,194

Net claims and claim expenses incurred – current accident year	$55,144	$667,362	$(612,218)
Net claims and claim expenses incurred – prior accident years	(46,820)	(71,958)	25,138
Net claims and claim expenses incurred – total	$8,324	$595,404	$(587,080)

Net claims and claim expense ratio – current accident year	21.7%	230.6%	(208.9)%
Net claims and claim expense ratio – prior accident years	(18.4)%	(24.9)%	6.5%
Net claims and claim expense ratio – calendar year	3.3%	205.7%	(202.4)%
Underwriting expense ratio	20.2%	21.5%	(1.3)%
Combined ratio	23.5%	227.2%	(203.7)%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $36.1 million, or 6.3%, to $609.8 million in the first quarter of 2012, compared to $573.7 million in the first quarter of 2011. Excluding the impact of $Nil and $112.8 million of reinstatement premiums written in the first quarter of 2012 and 2011, respectively, gross premiums written increased $148.8 million or 32.3%, primarily due to the catastrophe unit experiencing improved market conditions on a risk-adjusted basis within its core lines of business during the January 2012 renewals. In addition, our specialty reinsurance gross premiums written increased $25.5 million, or 34.0%, to $100.5 million in the first quarter of 2012, compared to $75.0 million in the first quarter of 2011, primarily due to the inception of certain new contracts during the first quarter of 2012 which met our risk-adjusted return thresholds.
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
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $194.1 million in the first quarter of 2012, compared to incurring an underwriting loss of $368.1 million in the first quarter of 2011, an increase of $562.2 million. In the first quarter of 2012, our Reinsurance segment generated a net claims and claim expense ratio of 3.3%, an underwriting expense ratio of 20.2% and a combined ratio of 23.5%, compared to 205.7%, 21.5% and 227.2%, respectively, in the first quarter of 2011.

The $562.2 million increase in the Reinsurance segment's underwriting result and 203.7 percentage point decrease in the combined ratio was principally due to a the absence of large losses in the first quarter of 2012, compared to the first quarter of 2011. The First Quarter 2011 Large Losses had a net negative impact of $544.7 million and added 220.9 percentage points to the Reinsurance segment combined ratio, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

	First Quarter 2011 Large Losses
Three months ended March 31, 2011	February 2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(203,886)	$(387,053)	$(46,118)	$(637,057)
Assumed reinstatement premiums earned	23,375	81,327	8,050	112,752
Ceded reinstatement premiums earned	(2,140)	(9,591)	—	(11,731)
Lost profit commissions	(8,452)	1,337	(1,550)	(8,665)
Net negative impact on Reinsurance segment underwriting result	$(191,103)	$(313,980)	$(39,618)	$(544,701)
Percentage point impact on Reinsurance segment combined ratio	61.2	102.3	10.4	220.9

Net negative impact on catastrophe unit underwriting result	$(178,603)	$(293,980)	$(33,618)	$(506,201)
Net negative impact on specialty unit underwriting result	(12,500)	(20,000)	(6,000)	(38,500)
Net negative impact on Reinsurance segment underwriting result	$(191,103)	$(313,980)	$(39,618)	$(544,701)

Our Reinsurance segment prior year reserves experienced $46.8 million and $72.0 million of net favorable development in the first quarter of 2012 and 2011, respectively. The favorable development on prior year reserves in the first quarter of 2012 included $34.9 million related to our catastrophe reinsurance unit and $11.9 million related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $18.3 million and $4.5 million, in the first quarter of 2012 and 2011, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 7.2% and 1.6%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $34.7 million and $1.2 million, in the first quarter of 2012 and 2011, respectively.

Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Three months ended March 31,	2012	2011	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$330,427	$311,642	$18,785
DaVinci	178,813	187,036	(8,223)
Total property catastrophe gross premiums written	$509,240	$498,678	$10,562
Net premiums written	$362,252	$352,637	$9,615
Net premiums earned	$215,055	$255,289	$(40,234)
Net claims and claim expenses incurred	(3,316)	586,518	(589,834)
Acquisition expenses	14,317	23,613	(9,296)
Operational expenses	25,328	25,001	327
Underwriting income (loss)	$178,726	$(379,843)	$558,569

Net claims and claim expenses incurred – current accident year	$31,623	$606,227	$(574,604)
Net claims and claim expenses incurred – prior accident years	(34,939)	(19,709)	(15,230)
Net claims and claim expenses incurred – total	$(3,316)	$586,518	$(589,834)

Net claims and claim expense ratio – current accident year	14.7%	237.5%	(222.8)%
Net claims and claim expense ratio – prior accident years	(16.2)%	(7.8)%	(8.4)%
Net claims and claim expense ratio – calendar year	(1.5)%	229.7%	(231.2)%
Underwriting expense ratio	18.4%	19.1%	(0.7)%
Combined ratio	16.9%	248.8%	(231.9)%

Catastrophe Reinsurance Gross Premiums Written – In the first quarter of 2012, our catastrophe reinsurance gross premiums written increased by $10.6 million, or 2.1%, to $509.2 million, compared to $498.7 million in the first quarter of 2011. Excluding the impact of $Nil and $112.8 million of reinstatement premiums written in the first quarter of 2012 and 2011, respectively, our catastrophe unit gross premiums written increased $123.3 million, or 32.0%, in the first quarter of 2012, primarily due to improved market conditions on a risk-adjusted basis within our core lines of business during the January 2012 renewals, and inclusive of $33.5 million of gross premiums written on behalf of our most recent fully collateralized joint venture, Upsilon Re.
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
Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $178.7 million in the first quarter of 2012, compared to incurring an underwriting loss of $379.8 million in the first quarter of 2011, an increase of $558.6 million. The increase in underwriting income was principally due to a $574.6 million decrease in current accident year claims and claim expenses as a result of the absence of large losses during the first quarter of 2012, compared to the first quarter of 2011 which was negatively impacted by the First Quarter 2011 Large Losses of $598.6 million, partially offset by a $40.2 million decrease in net premiums earned, which was driven by the absence of net earned reinstatement premiums in the the first quarter of 2012, compared to $101.0 million of net earned reinstatement premiums in the first quarter of 2011.

In the first quarter of 2012, our catastrophe unit generated a net claims and claim expense ratio of negative 1.5%, an underwriting expense ratio of 18.4% and a combined ratio of 16.9%, compared to 229.7%, 19.1% and 248.8%, respectively, in the first quarter of 2011. The catastrophe unit experienced a light catastrophe loss quarter in the first quarter of 2012, with $31.6 million of current accident year net claims and claim expenses, compared to the first quarter of 2011 which was negatively impacted by the First Quarter 2011 Large Losses which had a net negative impact on the catastrophe unit underwriting result of $506.2 million and added 230.7 percentage points to the catastrophe unit combined ratio, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

	First Quarter 2011 Large Losses
Three months ended March 31, 2011	February 2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(191,386)	$(367,053)	$(40,118)	$(598,557)
Assumed reinstatement premiums earned	23,375	81,327	8,050	112,752
Ceded reinstatement premiums earned	(2,140)	(9,591)	—	(11,731)
Lost profit commissions	(8,452)	1,337	(1,550)	(8,665)
Net negative impact on catastrophe unit underwriting result	$(178,603)	$(293,980)	$(33,618)	$(506,201)
Percentage point impact on catastrophe unit combined ratio	62.8	102.0	8.8	230.7

During the first quarter of 2012, we experienced $34.9 million of favorable development on prior year reserves, compared to $19.7 million of favorable development on prior years reserves in the first quarter of 2011. The favorable development on prior year reserves in the first quarter of 2012 within the catastrophe reinsurance unit of $34.9 million was primarily due to $17.3 million, $4.6 million and $1.9 million related to flooding in the United Kingdom (2007), hurricane Irene and the 2005 hurricanes, respectively, with the remainder due to better than expected claims emergence associated with a number of other catastrophes. The favorable development of $19.7 million in the first quarter of 2011 was due to $13.8 million and $5.9 million related to large and small catastrophe events, respectively. Favorable development of prior accident years claims and claim expenses was primarily related to large catastrophe events due to decreases in estimated ultimate losses on the 2005 hurricanes of $4.5 million, tropical cyclone Tasha of $4.0 million and flooding in the United Kingdom of $3.6 million, with the remainder due to better than expected claims emergence associated with a number of other large and small catastrophe events.

Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Three months ended March 31,	2012	2011	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$99,545	$74,395	$25,150
DaVinci	977	609	368
Total specialty gross premiums written	$100,522	$75,004	$25,518
Net premiums written	$96,386	$70,929	$25,457
Net premiums earned	$38,763	$34,140	$4,623
Net claims and claim expenses incurred	11,640	8,886	2,754
Acquisition expenses	5,069	6,179	(1,110)
Operational expenses	6,716	7,362	(646)
Underwriting income	$15,338	$11,713	$3,625

Net claims and claim expenses incurred – current accident year	$23,521	$61,135	$(37,614)
Net claims and claim expenses incurred – prior accident years	(11,881)	(52,249)	40,368
Net claims and claim expenses incurred – total	$11,640	$8,886	$2,754

Net claims and claim expense ratio – current accident year	60.7%	179.1%	(118.4)%
Net claims and claim expense ratio – prior accident years	(30.7)%	(153.1)%	122.4%
Net claims and claim expense ratio – calendar year	30.0%	26.0%	4.0%
Underwriting expense ratio	30.4%	39.7%	(9.3)%
Combined ratio	60.4%	65.7%	(5.3)%

Specialty Reinsurance Gross Premiums Written – In the first quarter of 2012, our specialty reinsurance gross premiums written increased $25.5 million, or 34.0%, to $100.5 million, compared to $75.0 million in the first quarter of 2011, primarily due to the inception of certain new contracts during the first quarter of 2012 which met our risk-adjusted return thresholds and principally within the financial and trade credit lines of business.
Specialty Reinsurance Underwriting Results – Our specialty unit generated $15.3 million of underwriting income in the first quarter of 2012, compared to $11.7 million in the first quarter of 2011, an increase of $3.6 million, principally due to a $4.6 million increase in net premiums earned, a $1.1 million decrease in acquisition expenses, and partially offset by a $2.8 million increase in net claims and claim expenses. The $2.8 million increase in net claims and claim expenses is primarily driven by a $40.4 million decrease in favorable development on prior accident year net claims and claim expenses, as discussed below, and partially offset by a $37.6 million decrease in current accident year net claims and claim expenses, as discussed below.
In the first quarter of 2012, our specialty unit generated a net claims and claim expense ratio of 30.0%, an underwriting expense ratio of 30.4% and a combined ratio of 60.4%, compared to 26.0%, 39.7% and 65.7%, respectively, in the first quarter of 2011. The 9.3 percentage point decrease in the underwriting expense ratio was principally driven by a combination of an increase in net premiums earned as a result of the increase in gross premiums written, noted above, and a $1.1 million decrease in acquisition expenses due to the increase in the financial and trade credit lines of business gross premiums written which has a relatively lower acquisition expense ratio, during the first quarter of 2012, compared to the first quarter of 2011.

Current accident year net claims and claim expenses of $23.5 million included $5.0 million related to the grounding of the Costa Concordia cruise ship, with the remainder due to attritional losses, compared with the the first quarter of 2011 which experienced estimated losses associated with the February 2011 New Zealand earthquake, Tohoku earthquake and the Australian flooding of $12.5 million, $20.0 million and $6.0 million, respectively.
The favorable development of $11.9 million within our specialty reinsurance unit in the first quarter of 2012 included $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, and partially offset by $2.5 million of reported losses developing less favorably than expected during the first quarter of 2012 on prior accident years events. The favorable development on prior accident years in the first quarter of 2011 of $52.2 million was principally the result of $18.4 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Three months ended March 31,	2012	2011	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$39,329	$29,235	$10,094
Catastrophe	15,488	7,385	8,103
Total Lloyd’s gross premiums written	$54,817	$36,620	$18,197
Net premiums written	$33,937	$28,737	$5,200
Net premiums earned	$24,822	$15,674	$9,148
Net claims and claim expenses incurred	9,001	30,523	(21,522)
Acquisition expenses	4,668	2,461	2,207
Operational expenses	10,057	8,972	1,085
Underwriting income (loss)	$1,096	$(26,282)	$27,378

Net claims and claim expenses incurred – current accident year	$16,280	$29,326	$(13,046)
Net claims and claim expenses incurred – prior accident years	(7,279)	1,197	(8,476)
Net claims and claim expenses incurred – total	$9,001	$30,523	$(21,522)

Net claims and claim expense ratio – current accident year	65.6%	187.1%	(121.5)%
Net claims and claim expense ratio – prior accident years	(29.3)%	7.6%	(36.9)%
Net claims and claim expense ratio – calendar year	36.3%	194.7%	(158.4)%
Underwriting expense ratio	59.3%	73.0%	(13.7)%
Combined ratio	95.6%	267.7%	(172.1)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $18.2 million, or 49.7% to $54.8 million in the first quarter of 2012, compared to $36.6 million in the first quarter of 2011, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business and the impact of rate increases, most notably in its casualty lines of business.

Lloyd’s Underwriting Results – Our Lloyd's segment generated underwriting income of $1.1 million and a combined ratio of 95.6% in the first quarter of 2012, compared to an underwriting loss of $26.3 million and a combined ratio of 267.7% in the first quarter of 2011. Our Lloyd's segment experienced current accident year net claims and claim expenses of $16.3 million during the first quarter of 2012, compared to the first quarter of 2011 which was negatively impacted by the First Quarter 2011 Large Losses of $20.9 million, resulting in $20.5 million of underwriting losses and increasing the combined ratio by 230.7 percentage points, after considering the impact of net reinstatement premiums earned and lost profit commissions related to these events, as detailed in the table below. Operational expenses increased $1.1 million, to $10.1 million in the first quarter of 2012, compared to the first quarter of 2011, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 59.3% in the first quarter of 2012, from 73.0% in the first quarter of 2011, was primarily driven by the increase in net premiums earned.

	First Quarter 2011 Large Losses
Three months ended March 31, 2011	February 2011 New Zealand Earthquake	Tohoku Earthquake	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(5,954)	$(14,992)	$(20,946)
Assumed reinstatement premiums earned	—	714	714
Ceded reinstatement premiums earned	—	(298)	(298)
Net negative impact on Lloyd's segment underwriting result	$(5,954)	$(14,576)	$(20,530)
Percentage point impact on Lloyd's segment combined ratio	38.0	89.5	230.7

Insurance segment
Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview
Three months ended March 31,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$—	$280	$(280)
Net premiums written	$—	$272	$(272)
Net premiums earned	$25	$438	$(413)
Net claims and claim expenses incurred	(1,773)	2,610	(4,383)
Acquisition expenses	57	82	(25)
Operational expenses	282	495	(213)
Underwriting income (loss)	$1,459	$(2,749)	$4,208

Net claims and claim expenses incurred – current accident year	$—	$9	$(9)
Net claims and claim expenses incurred – prior accident years	(1,773)	2,601	(4,374)
Net claims and claim expenses incurred – total	$(1,773)	$2,610	$(4,383)

Net claims and claim expense ratio – current accident year	—%	2.1%	(2.1)%
Net claims and claim expense ratio – prior accident years	(7,092.0)%	593.8%	(7,685.8)%
Net claims and claim expense ratio – calendar year	(7,092.0)%	595.9%	(7,687.9)%
Underwriting expense ratio	1,356.0%	131.7%	1,224.3%
Combined ratio	(5,736.0)%	727.6%	(6,463.6)%

Insurance Segment Gross Premiums Written – Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities for our Insurance segment. Gross premiums written in our Insurance segment during the first quarter of 2011 were primarily attributable to premium adjustments on prior underwriting year contracts. Gross premiums written in the Insurance segment can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of quota share reinsurance contracts, including whether or not the Company has portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.
Insurance Segment Underwriting Results – Our Insurance segment generated underwriting income of $1.5 million in the first quarter of 2012, primarily due to favorable development on prior accident years of $1.8 million as a result of reductions in reported losses on certain attritional loss contracts.
Net Investment Income

Three months ended March 31,	2012	2011	Change
(in thousands)
Fixed maturity investments	$26,333	$27,913	$(1,580)
Short term investments	500	595	(95)
Equity investments trading	170	14	156
Other investments
Hedge funds and private equity investments	28,473	23,507	4,966
Other	14,170	10,827	3,343
Cash and cash equivalents	26	41	(15)
	69,672	62,897	6,775
Investment expenses	(2,701)	(2,616)	(85)
Net investment income	$66,971	$60,281	$6,690

Net investment income was $67.0 million in the first quarter of 2012, compared to $60.3 million in the first quarter of 2011. The $6.7 million increase in net investment income was principally driven by a $5.0 million increase in the returns from our hedge fund and private equity investments due to higher returns in the first quarter of 2012, and a $3.3 million increase in the returns on the remaining investments included in other investments. Historically low interest rates as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $35.3 million in the first quarter of 2012, compared to $28.1 million in the first quarter of 2011.
Commencing in the first quarter of 2011, we established a portfolio of certain publicly traded equities which are reflected in our consolidated balance sheet as equity investments trading. This portfolio of equity investments is carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains (losses) on investments, in our consolidated statements of operations. We may add to this portfolio during subsequent periods, although we do not expect it to represent a material portion of our invested assets or our financial results for the reasonably foreseeable period.

Net Realized and Unrealized Gains (Losses) on Investments and Net Other-Than-Temporary Impairments

Three months ended March 31,	2012	2011	Change
(in thousands)
Gross realized gains	$36,286	$10,562	$25,724
Gross realized losses	(6,950)	(12,617)	5,667
Net realized gains (losses) on fixed maturity investments	29,336	(2,055)	31,391
Net unrealized gains (losses) on fixed maturity investments trading	14,257	(3,758)	18,015
Net unrealized gains on equity investments trading	2,520	599	1,921
Net realized and unrealized gains (losses) on investments	$46,113	$(5,214)	$51,327
Total other-than-temporary impairments	(161)	—	(161)
Portion recognized in other comprehensive income, before taxes	27	—	27
Net other-than-temporary impairments	$(134)	$—	$(134)

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized gains from the turnover of our investment portfolio, and as interest rates rise, we will tend to have realized losses from the turnover of our investment portfolio. We experienced net realized gains on fixed maturity investments of $29.3 million during the first quarter of 2012. However, we cannot assure you that this trend will continue given historically low interest rates (as compared to recent years) may increase in the near term resulting in a rising interest rate environment which would tend to diminish our ability to generate net realized gains on our portfolio of fixed maturity investments.
Net realized and unrealized gains on investments were $46.1 million in the first quarter of 2012, compared to net realized and unrealized losses of $5.2 million in the first quarter of 2011, an improvement of $51.3 million. The unrealized gains on our fixed maturity investments trading of $14.3 million during the the first quarter of 2012 increased $18.0 million, compared to $3.8 million of unrealized losses in the first quarter of 2011, primarily due to the net appreciation of our fixed maturity investment portfolio as a result of tightening credit spreads during the first quarter of 2012. Included in net realized and unrealized gains on investment in the first quarter of 2012 is $2.5 million of net unrealized gains on equity investment trading due to increases in the share prices of our equity positions.
Equity in Earnings (Losses) of Other Ventures

Three months ended March 31,	2012	2011	Change
(in thousands)
Top Layer Re	$4,737	$(22,509)	$27,246
Tower Hill Companies	1,117	(449)	1,566
Other	(384)	(795)	411
Total equity in earnings (losses) of other ventures	$5,470	$(23,753)	$29,223

Equity in earnings (losses) of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Top Layer Re and the Tower Hill Companies and was $5.5 million in the first quarter of 2012, compared to losses of $23.8 million in the first quarter of 2011. The $29.2 million improvement in equity in earnings of other ventures was primarily due to our equity in earnings of Top Layer Re of $4.7 million during the first quarter of 2012, primarily as a result of Top Layer Re experiencing no net claims and claims expenses during the first quarter of 2012, compared to the first quarter of 2011, which was negatively impacted by net claims and claim expenses related to the February 2011 New Zealand earthquake. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other (Loss) Income

Three months ended March 31,	2012	2011	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(1,779)	$43,521	$(45,300)
Weather and energy risk management operations	(35,463)	3,295	(38,758)
Mark-to-market on Platinum warrant	—	2,975	(2,975)
Other	(1,852)	354	(2,206)
Total other (loss) income	$(39,094)	$50,145	$(89,239)

In the first quarter of 2012 we incurred an other loss of $39.1 million, compared to other income of $50.1 million in the first quarter of 2011. The $89.2 million deterioration in other income is primarily due to:

•
a $45.3 million decrease in other income generated by our assumed and ceded reinsurance contracts accounted for at fair value, principally as a result of net recoverables from the Tohoku earthquake during the first quarter of 2011 not reoccurring in the first quarter of 2012;

•
losses from our weather and energy risk management operations of $35.5 million due to the unusually warm weather experienced in parts of the United Kingdom and parts of the United States during the first quarter of 2012, compared to income of $3.3 million in the first quarter of 2011;and

•	the absence of a mark-to-market adjustment on the Platinum warrant due to its sale during the first quarter of 2011.
Certain contracts we enter into in our weather and energy risk operations are based in part on proprietary weather forecasts provided by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.  We continue to allocate an increased amount of capital to our weather and energy risk management operations, and have offered certain new financial products within this group. We also continually seek new markets and relationships for our weather and energy risk products, including leveraging strategic affiliations and ceding risk where appropriate.  Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.  We have expanded our weather and energy risk management operations in the last several years to include weather contingent energy products and by increasing the size and volume of transactions with respect to our previously existing weather and energy risk management operations.  The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities.  We are currently in the process of enhancing our weather and energy risk management infrastructure and operations to expand our participation in physical delivery and settlement of various of our energy products with our customers. These activities present certain operational as well as financial risks, which we seek to mitigate, although there can be no assurance that we will be able to successfully mitigate such risks.
Corporate Expenses

Three months ended March 31,	2012	2011	Change
(in thousands)
Total corporate expenses	$4,811	$2,064	$2,747

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $4.8 million in the first quarter of 2012, compared to $2.1 million in the first quarter of 2011, with the increase primarily due to the absence of a corporate insurance recovery which was recorded in the first quarter of 2011 and did not reoccur in the first quarter of 2012.

Net (Income) Loss Attributable to Noncontrolling Interests

Three months ended March 31,	2012	2011	Change
(in thousands)
Net (income) loss attributable to noncontrolling interests	$(53,641)	$85,492	$(139,133)

Our net income attributable to the noncontrolling interests was $53.6 million in the first quarter of 2012, compared to a net loss attributable to noncontrolling interests of $85.5 million in the first quarter of 2011. The change is primarily due to an increase in profitability of DaVinciRe as a result of the absence of large losses during the first quarter of 2012, compared to the first quarter of 2011 which was negatively impacted by the First Quarter 2011 Large Losses, combined with a decrease in our ownership percentage in DaVinciRe from 42.8% at December 31, 2011 to 34.7% at March 31, 2012. We expect our ownership in DaVinciRe to fluctuate over time.
Loss from Discontinued Operations

Three months ended March 31,	2012	2011	Change
(in thousands)
Loss from discontinued operations	$(173)	$(1,526)	$1,353

Loss from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Loss from discontinued operations of $0.2 million in the first quarter of 2012 is primarily due to operating expenses.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and RenaissanceRe common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority ("BMA") for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At March 31, 2012, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.0 billion (December 31, 2011 - $2.7 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $594.6 million (December 31, 2011 - $552.9 million). During the first quarter of 2012, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received of $4.3 million, $10.7 million and $Nil, respectively (2011 – $Nil, $36.5 million and $38.0 million, respectively).
As discussed in the “Capital Resources” section below, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re's capital below a specified level.
Under the Insurance Act, Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its Enhanced Capital Requirement ("ECR") which is established by reference to the Bermuda Solvency and Capital Requirement ("BSCR") model. The BSCR is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the

Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a Target Capital Level ("TCL") for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2011 BSCR for Renaissance Reinsurance and DaVinci was filed with the BMA in advance of the April 30, 2012 deadline, and both companies exceeded the target level of required capital.
RenaissanceRe Corporate Capital (UK) Limited and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RenaissanceRe Syndicate Management Limited is subject to regulation by the Financial Services Authority ("FSA") under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At March 31, 2012, the Company maintained $118.5 million and £24.5 million as a Funds at Lloyd’s facility (December 31, 2011 - $118.5 million and £24.5 million). In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at December 31, 2011.
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
Cash Flows and Liquidity

Three months ended March 31,	2012	2011
(in thousands)
Net cash provided by (used in) operating activities	$171,104	$(6,297)
Net cash (used in) provided by investing activities	(189,973)	299,866
Net cash provided by (used in) financing activities	61,875	(320,950)
Effect of exchange rate changes on foreign currency cash	992	2,274
Net increase (decrease) in cash and cash equivalents	43,998	(25,107)
Cash and cash equivalents, beginning of period	216,984	277,738
Cash and cash equivalents, end of period	$260,982	$252,631

During the first quarter of 2012, our cash and cash equivalents increased $44.0 million, to $261.0 million at March 31, 2012, compared to $217.0 million at December 31, 2011.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first quarter of 2012 were $171.1 million, compared to cash flows used in operating activities of $6.3 million in the first quarter of 2011. Cash flows provided by operating activities during the first quarter of 2012 were primarily the result of certain adjustments to reconcile our net income of $263.8 million to net cash provided by operating activities, including: an increase in unearned premiums of $299.1 million due to growth in our gross premiums written and a reduction in reinsurance recoverable of $124.6 million primarily due to the collection of those balances; and partially offset by a decrease in our reserve for claims and claim expenses of $134.2 million driven by the payment of claims and favorable development on prior accident years net claims and claims expenses during the first quarter of 2012 and an increase in premiums receivable of $232.1 million due to gross premiums written during the January 1st renewal season. As discussed under “Summary of Results of Operations”, we generated significantly higher underwriting income and higher investment results, which contributed to the increase in cash flows provided by operating activities.

Cash flows used in investing activities. During the first quarter of 2012, our cash flows used in investing activities were $190.0 million, which principally reflected our net investment in short term investments of $305.9 million, which was funded primarily by cash provided by our operating activities and net sales of $125.4 million related to our fixed maturity investments.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the first quarter of 2012 were $61.9 million, and were principally comprised of net inflows of $88.1 million related to additional third party equity capital raised during the first quarter of 2012 in our redeemable noncontrolling interest - DaVinciRe, partially offset by the repurchase of $3.6 million of our common shares, and the payment of $13.9 million and $8.8 million in dividends to our common and preferred shareholders, respectively.
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

Reserves for Claims and Claim Expenses
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us ("IBNR").
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At March 31, 2012	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$633,228	$243,651	$350,708	$1,227,587
Specialty	135,492	53,045	270,225	458,762
Total Reinsurance	768,720	296,696	620,933	1,686,349
Lloyd’s	18,421	7,579	67,101	93,101
Insurance	20,810	5,338	52,605	78,753
Total	$807,951	$309,613	$740,639	$1,858,203

At December 31, 2011
(in thousands)
Catastrophe	$681,771	$271,990	$388,147	$1,341,908
Specialty	120,189	49,840	301,589	471,618
Total Reinsurance	801,960	321,830	689,736	1,813,526
Lloyd's	17,909	14,459	55,127	87,495
Insurance	32,944	3,515	54,874	91,333
Total	$852,813	$339,804	$799,737	$1,992,354

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the three months ended March 31, 2012, changes to prior year estimated claims reserves increased our net income by $55.9 million (2011 - $68.2 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.
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
Our estimates of losses from the large events of 2011, 2010 and 2008 are based on factors including currently available information derived from the Company's claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for the 2011 and 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, September 2010 New Zealand, February 2011 New Zealand and Tohoku earthquakes); and in the case of the Australian flooding and the Thailand flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. In addition, a significant portion of the net claims and claim expenses associated with the New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially with regard to the Tohoku earthquake and Thailand flooding, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31,	2012	2011
Net reserves as of January 1	$1,588,325	$1,156,132
Net incurred related to:
Current year	71,424	696,697
Prior years	(55,872)	(68,160)
Total net incurred	15,552	628,537
Net paid related to:
Current year	7,657	512
Prior years	17,415	38,186
Total net paid	25,072	38,698
Total net reserves as of March 31	1,578,805	1,745,971
Reinsurance recoverable as of March 31	279,398	324,124
Total gross reserves as of March 31	$1,858,203	$2,070,095

The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Three months ended March 31	2012	2011
Reinsurance	$(46,820)	$(71,958)
Lloyd's	(7,279)	1,197
Insurance	(1,773)	2,601
Total	$(55,872)	$(68,160)

For the three months ended March 31, 2012, the prior year net favorable development of $55.9 million included favorable development of $46.8 million, $7.3 million and $1.8 million attributable to our Reinsurance, Lloyd's and Insurance segments, respectively. Within our Reinsurance segment, the catastrophe unit experienced $34.9 million of favorable development on prior years claims and claim expense reserves and the specialty reinsurance unit experienced $11.9 million of favorable development on prior years claims and claim expense reserves.
For the three months ended March 31, 2011, the prior year favorable development of $68.2 million included favorable development of $72.0 million, adverse development of $1.2 million and adverse development of $2.6 million attributable to our Reinsurance, Lloyd's and Insurance segments, respectively. Within our Reinsurance segment, the catastrophe unit experienced $19.7 million of favorable development on prior years claims and claim expense reserves and the specialty reinsurance unit experienced $52.2 million of favorable development on prior years claims and claim expense reserves.
Reinsurance Segment
We review substantially all of our catastrophe reinsurance claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist us in developing our best estimate. This process is judgmental in that it involves reviewing changes in paid and reported claims each period and adjusting our estimates of the ultimate expected claims for each event where there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. The level of our claims associated with certain catastrophes can be very large. For example, within our Reinsurance segment, initial estimated ultimate claims associated with 2005 hurricanes, Katrina, Rita and Wilma, were over $1.5 billion, and the initial estimated ultimate claims associated with the 2008 hurricanes, Gustav and Ike, were over $530 million. As a result, small percentage changes in the estimated ultimate claims of large catastrophic events can significantly impact our reserves for claims and claim expenses in subsequent periods.
When initially developing reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and reported claims development methods. We elected to use the Bornhuetter-Ferguson actuarial method because this method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively impacted by one particular year or quarter of actual paid and/or reported claims data. This method uses initial expected claims ratio expectations to the extent that claims are not paid or reported, and it assumes that past experience is not fully representative of the future. As our reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims is reflected in the respective reporting period as a change in estimate. We reevaluate our actuarial reserving techniques on a periodic basis.
We review substantially all of our specialty reinsurance claims and claim expense reserves quarterly. Typically, the quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing our overall experience by underwriting year and in the aggregate. We monitor our expected ultimate claims and claim expense ratios and expected claims reporting assumptions on a quarterly basis and compares them to our actual experience. These actuarial assumptions are generally reviewed annually, based on input from our actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage we provide, changes in industry standards, as well as our actual experience, to the extent we have enough data to rely on our own experience. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified.

The following table details the development of our liability for unpaid claims and claim expenses for our Reinsurance segment for the three months ended March 31, 2012 split between our catastrophe reinsurance unit and our specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Three months ended March 31, 2012	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
U.K. Floods (2007)	$17,271	$—	$17,271
Hurricane Irene (2011)	4,630	—	4,630
Hurricanes Katrina, Rita and Wilma (2005)	1,869	—	1,869
Other	2,452	—	2,452
Total large catastrophe events	26,222	—	26,222
Small catastrophe events
Danish Floods (2011)	5,000	—	5,000
U.S. PCS 63 Winter Storm (2011)	2,600	—	2,600
Other	1,117	—	1,117
Total small catastrophe events	8,717	—	8,717
Total catastrophe claims and claim expenses	$34,939	$—	$34,939
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	$—	$(2,518)	$(2,518)
Actuarial assumption changes	—	14,399	14,399
Total attritional claims and claim expenses	$—	$11,881	$11,881
Total favorable development of prior accident years claims and claim expenses	$34,939	$11,881	$46,820

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit in the three months ended March 31, 2012 of $34.9 million was primarily due to net reductions of $26.2 million arising from the estimated ultimate claims of large catastrophe events, including the 2007 U.K. flooding, hurricane Irene of 2011 and the 2005 hurricanes, as reported claims came in better than expected. The remainder of the favorable development of prior accident years claims and claim expenses was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the three months ended March 31, 2012 of $11.9 million includes: $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected and partially offset by $2.5 million due to reported claims coming in higher than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

The following table details the development of our liability for unpaid claims and claim expenses for its Reinsurance segment for the three months ended March 31, 2011 split between its catastrophe reinsurance unit and its specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Three months ended March 31, 2011	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
Hurricanes Katrina, Rita and Wilma (2005)	$4,478	$4,108	$8,586
Tropical Cyclone Tasha (2010)	4,016	—	4,016
Chile Earthquake (2010)	—	3,750	3,750
U.K. Floods (2007)	3,635	—	3,635
European Windstorm Kyrill (2007)	2,494	—	2,494
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	1,368	—	1,368
New Zealand Earthquake (2010)	(2,144)	—	(2,144)
Total large catastrophe events	13,847	7,858	21,705
Small catastrophe events
U.S. PCS 96 Wind and Thunderstorm (2010)	1,991	—	1,991
Other	3,871	—	3,871
Total small catastrophe events	5,862	—	5,862
Total catastrophe claims and claim expenses	$19,709	$7,858	$27,567
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	$17,591	$17,591
Actuarial assumption changes	—	26,800	26,800
Total attritional claims and claim expenses	$—	$44,391	$44,391
Total favorable development of prior accident years claims and claim expenses	$19,709	$52,249	$71,958

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit of $19.7 million in the first quarter of 2011 was due to $13.8 million and $5.9 million related to large and small catastrophe events, respectively. Favorable development of prior accident years claims and claim expenses related to large catastrophe events was primarily related to decreases in estimated ultimate losses on the 2005 hurricanes of $4.5 million, tropical cyclone Tasha of $4.0 million and flooding in the United Kingdom of $3.6 million, with the remainder due to better than expected claims emergence associated with a number of other large and small catastrophe events.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the first quarter of 2011 of $52.2 million was principally the result of $17.6 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions determined in accordance with our annually scheduled review of our specialty unit actuarial assumptions. In addition, favorable development on large catastrophe events of $7.9 million was principally due to decreases in estimate ultimated losses on the 2005 hurricanes of $4.1 million and the Chilean earthquake of $3.8 million.

Lloyd's Segment
We use the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within our Lloyd's segment for our property and casualty (re)insurance contracts and quota share reinsurance business. The comments discussed above relating to our reserving techniques and processes for the specialty reinsurance unit within our Reinsurance segment also apply to our Lloyd's segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to our catastrophe reinsurance unit discussed above.
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd's segment for the three months ended March 31, 2012 and 2011:

Three months ended March 31,	2012	2011
Catastrophe events	$4,000	$(1,603)
Attritional claims and claim expenses	3,279	406
Total	$7,279	$(1,197)

The favorable development of prior accident years claims and claim expenses within our Lloyd's segment of $7.3 million during the three months ended March 31, 2012 was principally due to decreases in estimated ultimate losses on certain specific events, including $2.0 million related to hurricane Irene, $2.0 million related to the Thailand floods, $2.0 million related to aggregate crop losses in Manitoba, Canada, with the remainder due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
Insurance Segment
The Company uses the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within its Insurance segment for its property and casualty insurance contracts and quota share reinsurance business. The comments discussed above relating to the Company's reserving techniques and processes for its specialty reinsurance unit within the Company's Reinsurance segment also apply to the Company's Insurance segment. In addition, certain of the Company's coverages may be impacted by natural and man-made catastrophes. The Company estimates claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the Company's catastrophe reinsurance unit discussed above. The following table details the development of the Company's liability for unpaid claims and claim expenses for its Insurance segment for the the three months ended March 31, 2012 and 2011:

Three months ended March 31,	2012	2011
Catastrophe events	$(761)	$(288)
Attritional claims and claim expenses	2,534	(2,313)
Total	$1,773	$(2,601)

The favorable development on prior accident years of $1.8 million in the three months ended March 31, 2012 within our Insurance segment was principally due to reductions in reported losses on certain attritional loss contracts.
The adverse development of $2.6 million in the three months ended March 31, 2011 on prior accident year claims and claim expenses within the Company's Insurance segment was principally driven by the application of the Company's formulaic actuarial reserving methodology for this business with the increases being due to actual paid and reported claim activity coming in higher than what was originally anticipated when setting the initial reserves.
There were no significant changes made to the actuarial assumptions in the three months ended March 31, 2012 or 2011.

Capital Resources
Our total capital resources are as follows:

	At March 31, 2012	At December 31, 2011	Change
(in thousands)
Common shareholders’ equity	$3,244,565	$3,055,193	$189,372
Preference shares	550,000	550,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,794,565	3,605,193	189,372
5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,270	249,247	23
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	150,000	150,000	—
Renaissance Trading credit facility – borrowed	2,729	4,373	(1,644)
Renaissance Trading credit facility – unborrowed	7,271	5,627	1,644
Total capital resources	$4,303,835	$4,114,440	$189,395

In the first quarter of 2012, our capital resources increased by $189.4 million, principally due to an increase in shareholders' equity as a result of our comprehensive income attributable to RenaissanceRe of $211.4 million, partially offset by $13.9 million of dividends on our common shares and $3.6 million of common share repurchases as discussed in more detail in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”. There have been no material changes in our capital resources as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, other than noted below.
RenaissanceRe Revolving Credit Facility (the “Credit Agreement”)
Effective April 22, 2010, RenaissanceRe entered into a revolving credit agreement with various financial institutions parties thereto, Bank of America, N.A., as fronting bank, letter of credit administrator and administrative agent for the lenders thereunder, and Wells Fargo Bank, National Association, as syndication agent.
The Credit Agreement provides for a revolving commitment to RenaissanceRe of $150.0 million, including the issuance of letters of credit for the account of RenaissanceRe and RenaissanceRe’s insurance subsidiaries of up to $150.0 million and the issuance of letters of credit for the account of RenaissanceRe’s non-insurance subsidiaries of up to $50.0 million. The scheduled commitment maturity date of the Credit Agreement is April 22, 2013. At March 31, 2012, the revolving commitment of $150.0 million remained unused and available to RenaissanceRe.
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

The Reimbursement Agreement serves as our principal secured letter of credit facility and the commitments thereunder expire on April 22, 2013. As of March 31, 2012, the Reimbursement Agreement provided commitments from the Lenders in an aggregate amount $600.0 million.  At March 31, 2012, we had $307.7 million of letters of credit with effective dates on or before March 31, 2012 outstanding under the Reimbursement Agreement.
We are currently engaged in discussions with our lenders to renew the Reimbursement Agreement, although it is possible that such renewal, if any, may be on terms that are less favorable to us than those contained in the existing Reimbursement Agreement, particularly in light of the ongoing disruptions, uncertainty and volatility in the capital and credit markets, during which access to capital on attractive terms has been challenging for many companies. Our ability to renew the Reimbursement Agreement, and the terms of such renewal, if any, will depend upon the facts and circumstances at the time, including our financial position, operating results and credit and capital market conditions. In the event that we are unable to renew the Reimbursement Agreement at a reasonable price and otherwise on terms satisfactory to us or at all, we may have to seek alternative means of supporting the operations of our Bermuda-based entities, which could include utilizing holding company funds. These alternatives, if required, could increase our operating expenses on an absolute and relative basis compared to past periods.
Letters of Credit
At March 31, 2012, we had total letters of credit outstanding under all facilities of $470.9 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust ("MBRT") to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to essentially all U.S. states to become Trusteed Reinsurers. As of March 31, 2012, Renaissance Reinsurance and DaVinci are approved in 41 and 40 U.S. states, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit, to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. New business incepting with cedants domiciled in approved states will be collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at March 31, 2012 with respect to the MBRTs totaled $506.3 million and $133.7 million for Renaissance Reinsurance and DaVinci, respectively.
Renaissance Trading Margin Facility and Guarantees
Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility.  This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $10.0 million guarantee issued by RenaissanceRe.  Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points.  At March 31, 2012, $2.7 million was outstanding under the facility.
At March 31, 2012, RenaissanceRe had provided guarantees in the aggregate amount of $361.0 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

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
Effective January 1, 2012, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In connection with the sale by the existing third party shareholder, DaVinciRe retained a $4.9 million holdback.  In addition, effective January 1, 2012, we sold a portion of our shares of DaVinci Re to a separate new third party shareholder.  We sold these shares for $98.9 million, net of a $10.0 million reserve holdback due from DaVinciRe.  Our ownership in DaVinciRe was 42.8% at December 31, 2011 and subsequent to the above transactions, our ownership interest in DaVinciRe decreased to 34.7% effective January 1, 2012.
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before March 1, 2012, were for shares of DaVinciRe with a GAAP book value of $48.2 million at March 31, 2012. We expect our ownership in DaVinciRe to fluctuate over time.
Investments
The table below shows the aggregate amounts of our invested assets:

	March 31, 2012		December 31, 2011
(in thousands, except percentages)
U.S. treasuries	$1,309,243	20.4%	$885,152	14.3%
Agencies	343,575	5.4%	158,561	2.6%
Non-U.S. government (Sovereign debt)	130,899	2.0%	227,912	3.7%
FDIC guaranteed corporate	103,554	1.6%	423,630	6.8%
Non-U.S. government-backed corporate	501,160	7.8%	641,082	10.3%
Corporate	1,146,211	17.9%	1,206,904	19.4%
Agency mortgage-backed	319,215	5.0%	441,749	7.1%
Non-agency mortgage-backed	108,047	1.7%	104,771	1.7%
Commercial mortgage-backed	329,343	5.1%	325,729	5.2%
Asset-backed	10,872	0.2%	18,027	0.3%
Total fixed maturity investments, at fair value	4,302,119	67.1%	4,433,517	71.4%
Short term investments, at fair value	1,172,839	18.3%	905,477	14.6%
Equity investments trading, at fair value	53,080	0.8%	50,560	0.8%
Other investments, at fair value	806,782	12.6%	748,984	12.1%
Total managed investment portfolio	6,334,820	98.8%	6,138,538	98.9%
Investments in other ventures, under equity method	76,723	1.2%	70,714	1.1%
Total investments	$6,411,543	100.0%	$6,209,252	100.0%

At March 31, 2012, we held investments totaling $6.4 billion, compared to $6.2 billion at December 31, 2011, with net unrealized appreciation included in accumulated other comprehensive income of $12.2 million at March 31, 2012, compared to $11.4 million at December 31, 2011. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
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
Other Investments
The table below shows our portfolio of other investments:

	March 31, 2012	December 31, 2011	Change
(in thousands)
Private equity partnerships	$389,451	$367,909	$21,542
Senior secured bank loan funds	266,141	257,870	8,271
Catastrophe bonds	95,827	70,999	24,828
Non-U.S. fixed income funds	31,713	28,862	2,851
Hedge funds	22,310	21,344	966
Miscellaneous other investments	1,340	2,000	(660)
Total other investments	$806,782	$748,984	$57,798

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the three months ended March 31, 2012 is a loss of $3.1 million (2011 - $2.0 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.
Interest income, income distributions and realized and unrealized gains and losses on other investments are included in net investment income and resulted in $42.6 million of net investment income for the three months ended March 31, 2012 (2011 - $34.3 million). Of this amount, $35.3 million relates to net unrealized gains (2011 - $28.1 million).
We have committed capital to private equity partnerships and other investments of $684.3 million, of which $550.7 million has been contributed at March 31, 2012. Our remaining commitments to these investments at March 31, 2012 totaled $133.7 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At March 31, 2012, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of March 31, 2012, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
In certain circumstances, our contractual obligations may be accelerated to dates other than those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

CURRENT OUTLOOK
Impact of Recent Catastrophes and Other Developments
During 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including severe flooding in Australia, the series of earthquakes affecting New Zealand, tornadoes in the U.S., hurricane Irene, the flooding which occurred in Thailand over four months and, most materially, the Tohoku earthquake. According to leading global intermediaries and other published reports, aggregate industry losses in 2011 constituted the second most severe year for insured industry loss on record, exceeded only by 2005 which was impacted by hurricanes Katrina, Rita and Wilma. Overall, we believe these events somewhat depleted the excess capital we estimated was held by private market insurers and reinsurers in 2010, and are among the factors contributing to a degree of increased demand for certain coverages and solutions, particularly in the impacted regions and in respect of the catastrophe-exposed products in which we specialize. In addition, we currently estimate that demand may continue to be favorably impacted by the ongoing adoption of Version 11.0 of the RMS Atlantic Hurricane Model for the U.S. (“RMS version 11”), and by the continued low investment return environment. In addition, RMS has released a further updated model relating to European windstorms as part of the broader RMS version 11 changes, which can produce substantial increases in annual average loss estimates for many insurers in respect of this peril. We believe that over time adoption of this model is likely to affect demand for our products in Europe, although it is unclear at this time whether or not such impact will be favorable; moreover, at this time widespread utilization of RMS version 11 by market participants for policies due to be renewed effective January 1, 2013 remains uncertain, as does the degree to which any demand impact will be offset by adverse economic and fiscal conditions in Europe. We cannot assure you that increased demand will indeed materialize or be sustained, or will lead directly to improvements in our book of business.
General Economic Conditions
Although the U.S. reported modest improvements in terms of certain key macroeconomic measures in 2011, meaningful uncertainty remains regarding the strength, duration and comprehensiveness of any economic recovery in the U.S. and our other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and, increasingly, the Eurozone market as a whole. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or disruptions in general economic and financial market conditions, which could give rise to increased economic uncertainty, or to further deterioration of economic conditions. Moreover, if economic growth were to return, such growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or our overall ability to write business at risk-adequate rates could weaken. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any economic downturn.
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
Market Conditions and Competition
Over the last few renewal periods, regions directly impacted by the catastrophe events of 2010 and 2011 have evidenced signs of stabilization and, for certain coverages or accounts, improvement. During the January 2012 renewal season, the property catastrophe reinsurance market overall continued to indicate signs of gradual firming driven by the recent catastrophe losses incurred through the year and, to some degree, by the incorporation of updated catastrophe models and exposure data.  Nonetheless, in certain international regions, new or increased reinsurance purchasing failed to meet post-event market expectations.  While market pricing and terms in general remain subject to a range of unpredictable factors, and while a wide range of considerations impact the terms and conditions of any single placement, we currently continue to estimate that future periods may be characterized by a general increase in demand for certain of the products in which we specialize, driven by factors including these losses, the prevailing interest rate environment, and the ongoing adoption of revised vendor catastrophe models. According to U.S. state regulators, brokers and other parties, there is also growing evidence of rate increases on underlying U.S. primary property insurance business, as well as certain improvements in respect of terms and conditions, which over time may support increased demand for catastrophe reinsurance coverage.
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a relatively soft pricing environment, with pockets of niche or specialty casualty renewals providing more attractive opportunities for stronger or well-positioned reinsurers.
As a result of these developments, we currently anticipate a healthy demand for our catastrophe coverages over coming periods, also balanced by ample supplies of private market capital. However, it is not certain that any increase in demand will indeed occur, will be sustained over time, or will not be offset by adverse or unforeseen factors. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims paying ability and other client service will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
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
In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund's (“FHCF”) provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens Property Insurance Corporation ("Citizens"), to raise its rates up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses.  For 2012, Citizens' rates will increase a statewide average of 6.2%.  The rate increases and cut back on coverage by FHCF and Citizens are expected to support, over time, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
In May 2011, the Florida legislature passed Florida Senate bill 408 (“SB 408”), relating principally to property insurance. Among other things, SB 408 requires an increase in minimum capital and surplus for newly licensed Florida domestic insurers from $5 million to $15 million; institutes a 3-year claims filing deadline for new and reopened claims from the date of a hurricane or windstorm; allows an insurer to offer coverage where replacement cost value is paid, but initial payment is limited to actual cash value; allows admitted insurers to seek rate increases up to 15% to adjust for third party reinsurance costs; and institutes a range of reforms relating to various matters that have increased the costs of insuring sinkholes in Florida. While we believe SB 408 should contribute over time to stabilization of the Florida market, legislation intended to further reform and stabilize Citizens was not passed in the 2011 or 2012 legislative sessions.
On February 16, 2012, the Florida Senate Banking and Insurance Committee approved, with one dissenting vote, legislation to reform the FHCF and solidify its financial fund. The bill provided for incremental reductions in the FHCF limit which admitted carriers are mandated to buy from the FHCF from an industry aggregate of $17 billion to $12 billion by 2015; would have reduced the 90% purchase option (the percentage of the FHCF mandatory coverage layer a company purchases) which is selected by most insurers to 75% by 2015; and would have increased the industry wide "retention", or deductible, from $7.3 to $8 billion. While the bill did not pass the full legislature in 2012, its sponsor has announced an intention to reintroduce the legislation in 2013. We cannot estimate the likelihood of enactment, or the possible final form of this or similar legislation.
We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the ongoing instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2011, an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. The advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims paying capacity of Citizens and the FHCF. In October 2011, the FHCF Advisory Council approved official bonding capacity estimates in respect of the current contract year, reflecting the amount of post-catastrophe bonding currently estimated to be achievable by the FHCF's management and lead financial advisor.  The FHCF projected a 2011 year-end fund balance of approximately $7.2 billion, and a total bonding capacity estimate of $8.0 billion; given the FHCF's total potential claims-paying obligation of $18.4 billion, this estimated claims-paying capacity of approximately $15.2 billion was therefore estimated by the FHCF's lead adviser to reflect a potential shortfall of $3.2 billion in respect of an initial season or event.  Any inability, or delay, in the claims paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. The FHCF and the Florida Office of Insurance Regulation ("OIR") have each estimated that even partial failure, or deferral, of the FHCF's ability to pay claims in full could substantially weaken numerous private insurers, with the OIR having estimated that a 25% shortfall in the FHCF's claims-paying capacity could cause as many as 24 of the top 50 insurers in the state to have less than the statutory minimum surplus of $5.0 million, with such insurers representing approximately 35% of the market based on premium volume, or approximately 2.2 million policies. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products, to collect premiums we may be owed on policies we have already written, to renew business with our customers for future periods, or have other adverse impacts, some of which may be difficult to foresee, and could therefore have a material adverse effect on our operations.
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

•
risks relating to adverse legislative developments that could reduce the size of the private markets we serve, or impede their future growth, including proposals to shift U.S. catastrophe risks to federal mechanisms; proposals at the state level in the U.S., including the risk of new legislation in Florida to expand the reinsurance coverages offered by the FHCF and the insurance policies written by state-sponsored Citizens, or failing to implement reforms to reduce such coverages; and the risk that new legislation will be enacted in the international markets we serve which might reduce market opportunities in the private sector, weaken our customers or otherwise adversely impact us;

•
risks relating to the inability, or delay, in the claims paying ability of Citizens, FHCF or of private market participants in Florida, particularly following a large windstorm or of multiple smaller storms, which we believe would further weaken or destabilize the Florida market and give rise to an unpredictable range of impacts which might be adverse, perhaps materially so;

•	changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including risks arising out of the Dodd-Frank Act or its related rule making or implementation;

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

•	acts of terrorism, war or political unrest;

•	risks that the advent of the new U.S. Federal Insurance Office or other related developments may adversely impact our business, or significantly increase our operating costs;

•	operational risks, including system or human failures;

•	risks in connection with our management of third party capital;

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

•	risks relating to failure to comply with covenants in our debt agreements;

•	risks relating to the inability of our operating subsidiaries to declare and pay dividends to RenaissanceRe;

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

The factors listed above should not be construed as exhaustive. Certain of these risk factors and others are described in more detail from time to time in our filings with the SEC. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; credit risk; energy and weather-related risk; and equity price risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2011 for additional information related to the Company’s exposure to these risks.

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2012, the Company's disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER IFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
ITEM 1A.    RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 22, 2012, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended March 31, 2012, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$483.2
January 1 - 31, 2012	53,599	$71.88	2,979	$73.08	50,620	$71.81	(3.6)
February 1 - 29, 2012	20,082	$73.53	20,082	$73.53	—	$—	—
February 22, 2012 - increased authorized share repurchase program to $500.0 million							20.4
Dollar amount available to be repurchased							500.0
March 1 - 31, 2012	42,924	$73.94	42,924	$73.94	—	$—	—
Total	116,605	$72.92	65,985	$73.78	50,620	$71.81	$500.0

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS
10.1            Memorandum of Agreement by and between the Company and Neill A. Currie, dated February 21, 2012. (1)

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on February 27, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	May 3, 2012
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	May 3, 2012
Mark A. Wilcox