Form 10-Q
period 2012-06-30
RENAISSANCERE HOLDINGS LTD
filed 2012-08-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at July 30, 2012 was 50,537,049.

RENAISSANCERE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	June 30, 2012	December 31, 2011
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value
(Amortized cost $4,890,251 and $4,265,929 at June 30, 2012 and December 31, 2011, respectively)	$4,948,955	$4,291,465
Fixed maturity investments available for sale, at fair value
(Amortized cost $96,647 and $130,669 at June 30, 2012 and December 31, 2011, respectively)	108,102	142,052
Short term investments, at fair value	654,912	905,477
Equity investments trading, at fair value	55,381	50,560
Other investments, at fair value	743,568	748,984
Investments in other ventures, under equity method	79,692	70,714
Total investments	6,590,610	6,209,252
Cash and cash equivalents	264,232	216,984
Premiums receivable	971,546	471,878
Prepaid reinsurance premiums	278,242	58,522
Reinsurance recoverable	198,777	404,029
Accrued investment income	35,938	33,523
Deferred acquisition costs	106,027	43,721
Receivable for investments sold	311,658	117,117
Other assets	193,798	180,992
Goodwill and other intangible assets	8,690	8,894
Total assets	$8,959,518	$7,744,912
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,801,247	$1,992,354
Unearned premiums	964,499	347,655
Debt	354,293	353,620
Reinsurance balances payable	396,669	256,883
Payable for investments purchased	519,619	303,264
Other liabilities	173,433	211,369
Liabilities of discontinued operations held for sale	1,959	13,507
Total liabilities	4,211,719	3,478,652
Commitments and Contingencies
Redeemable noncontrolling interest – DaVinciRe	900,878	657,727
Shareholders’ Equity
Preference Shares: $1.00 par value – 22,000,000 shares issued and outstanding at June 30, 2012 (December 31, 2011 – 22,000,000)	550,000	550,000
Common shares: $1.00 par value – 50,608,641 shares issued and outstanding at June 30, 2012 (December 31, 2011 – 51,542,955)	50,609	51,543
Accumulated other comprehensive income	12,531	11,760
Retained earnings	3,229,870	2,991,890
Total shareholders’ equity attributable to RenaissanceRe	3,843,010	3,605,193
Noncontrolling interest	3,911	3,340
Total shareholders’ equity	3,846,921	3,608,533
Total liabilities, noncontrolling interests and shareholders’ equity	$8,959,518	$7,744,912
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2012 and 2011
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues
Gross premiums written	$667,336	$641,563	$1,331,487	$1,252,068
Net premiums written	$427,630	$427,995	$920,205	$880,570
Increase in unearned premiums	(183,214)	(210,820)	(397,124)	(357,854)
Net premiums earned	244,416	217,175	523,081	522,716
Net investment income	14,743	33,328	81,714	93,609
Net foreign exchange gains (losses)	2,410	(4,521)	950	(3,861)
Equity in earnings (losses) of other ventures	6,846	5,128	12,316	(18,625)
Other income (loss)	11,289	(5,167)	(27,805)	44,978
Net realized and unrealized gains on investments	31,003	34,979	77,116	29,765
Total other-than-temporary impairments	(234)	—	(395)	—
Portion recognized in other comprehensive income, before taxes	25	—	52	—
Net other-than-temporary impairments	(209)	—	(343)	—
Total revenues	310,498	280,922	667,029	668,582
Expenses
Net claims and claim expenses incurred	49,551	151,261	65,103	779,798
Acquisition expenses	25,608	13,883	49,719	46,218
Operational expenses	41,407	42,299	83,790	84,129
Corporate expenses	4,067	4,011	8,878	6,075
Interest expense	5,716	5,730	11,434	11,925
Total expenses	126,349	217,184	218,924	928,145
Income (loss) from continuing operations before taxes	184,149	63,738	448,105	(259,563)
Income tax (expense) benefit	(898)	1,773	(861)	1,825
Income (loss) from continuing operations	183,251	65,511	447,244	(257,738)
Income (loss) from discontinued operations	1,393	(10,094)	1,220	(11,620)
Net income (loss)	184,644	55,417	448,464	(269,358)
Net (income) loss attributable to noncontrolling interests	(33,624)	(21,903)	(87,265)	63,589
Net income (loss) attributable to RenaissanceRe	151,020	33,514	361,199	(205,769)
Dividends on preference shares	(8,750)	(8,750)	(17,500)	(17,500)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$142,270	$24,764	$343,699	$(223,269)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – basic	$2.75	$0.68	$6.70	$(4.16)
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – basic	0.03	(0.20)	0.02	(0.23)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$2.78	$0.48	$6.72	$(4.39)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$2.72	$0.68	$6.61	$(4.16)
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	0.03	(0.20)	0.02	(0.23)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$2.75	$0.48	$6.63	$(4.39)
Dividends per common share	$0.27	$0.26	$0.54	$0.52
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Comprehensive income (loss)
Net income (loss)	$184,644	$55,417	$448,464	$(269,358)
Change in net unrealized gains on investments	(432)	(1,817)	823	(1,798)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(25)	—	(52)	—
Comprehensive income (loss)	184,187	53,600	449,235	(271,156)
Net (income) loss attributable to noncontrolling interests	(33,624)	(21,903)	(87,265)	63,589
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	3	—	6
Comprehensive (income) loss attributable to noncontrolling interests	(33,624)	(21,900)	(87,265)	63,595
Comprehensive income (loss) attributable to RenaissanceRe	$150,563	$31,700	$361,970	$(207,561)
Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains on investments and net other-than-temporary impairments	$105	$1,292	$2,529	$902
Net realized gains on fixed maturity investments available for sale	(746)	(3,106)	(2,049)	(2,694)
Net other-than-temporary impairments recognized in earnings	209	—	343	—
Change in net unrealized gains on investments	$(432)	$(1,814)	$823	$(1,792)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Preference shares
Balance – January 1	$550,000	$550,000
Balance – June 30	550,000	550,000
Common shares
Balance – January 1	51,543	54,110
Repurchase of shares	(1,229)	(2,655)
Exercise of options and issuance of restricted stock awards	295	298
Balance – June 30	50,609	51,753
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	(12,350)	546
Change in redeemable noncontrolling interest	7,056	(143)
Exercise of options and issuance of restricted stock awards	5,294	5,365
Balance – June 30	—	5,768
Accumulated other comprehensive income
Balance – January 1	11,760	19,823
Change in net unrealized gains on investments	823	(1,792)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(52)	—
Balance – June 30	12,531	18,031
Retained earnings
Balance – January 1	2,991,890	3,312,392
Net income (loss)	448,464	(269,358)
Net (income) loss attributable to noncontrolling interests	(87,265)	63,589
Repurchase of shares	(78,046)	(172,683)
Dividends on common shares	(27,673)	(26,721)
Dividends on preference shares	(17,500)	(17,500)
Balance – June 30	3,229,870	2,889,719
Noncontrolling interest	3,911	3,430
Total shareholders’ equity	$3,846,921	$3,518,701

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Cash flows provided by operating activities
Net income (loss)	$448,464	$(269,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization, accretion and depreciation	28,785	17,249
Equity in undistributed (earnings) losses of other ventures	(8,868)	21,355
Net realized and unrealized gains on investments	(77,116)	(29,765)
Net other-than-temporary impairments	343	—
Net unrealized gains included in net investment income	(23,821)	(22,270)
Net unrealized gains included in other income (loss)	(2,987)	(63,141)
Change in:
Premiums receivable	(499,668)	(611,439)
Prepaid reinsurance premiums	(219,720)	(185,033)
Reinsurance recoverable	205,252	(231,534)
Deferred acquisition costs	(62,306)	(55,210)
Reserve for claims and claim expenses	(191,107)	912,885
Unearned premiums	616,844	544,756
Reinsurance balances payable	139,786	85,128
Other	(50,104)	(82,627)
Net cash provided by operating activities	303,777	30,996
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,792,702	2,879,215
Purchases of fixed maturity investments trading	(5,312,902)	(2,811,678)
Proceeds from sales and maturities of fixed maturity investments available for sale	37,530	48,135
Purchases of fixed maturity investments available for sale	—	(4,078)
Purchases of equity investments trading	—	(32,676)
Net sales of short term investments	183,605	50,852
Net sales (purchases) of other investments	18,681	(23,881)
Net purchases of investments in other ventures	—	(21,000)
Net (purchases) sales of other assets	(166)	46,984
Net proceeds from sale of discontinued operations held for sale	—	269,520
Net cash (used in) provided by investing activities	(280,550)	401,393
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(27,673)	(26,721)
Dividends paid – preference shares	(17,500)	(17,500)
RenaissanceRe common share repurchases	(90,111)	(174,792)
Net repayment of debt	—	(200,000)
Net third party DaVinciRe share transactions	160,864	(56,708)
Net cash provided by (used in) financing activities	25,580	(475,721)
Effect of exchange rate changes on foreign currency cash	(1,559)	3,331
Net increase (decrease) in cash and cash equivalents	47,248	(40,001)
Cash and cash equivalents, beginning of period	216,984	277,738
Cash and cash equivalents, end of period	$264,232	$237,737

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
Pursuant to the Stock Purchase Agreement, the Company was subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010 (the “Reserve Collar”). Subsequent to the post-closing review, the Company was liable to pay, or otherwise reimburse QBE amounts up to $10.0 million for net adverse development on prior accident years net claims and claim expenses. Conversely, if prior accident years net claims and claim expenses experienced net favorable development, QBE was liable to pay, or otherwise reimburse the Company amounts up to $10.0 million.
During 2011, the Company recognized a $10.0 million liability and corresponding expense in liabilities of discontinued operations held for sale and (loss) income from discontinued operations, respectively, due to purported net adverse development on prior accident years net claims and claim expenses associated with the Reserve Collar.  Effective May 23, 2012, the Company and QBE reached an agreement in respect of the Reserve Collar, and the Company paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar and recorded a gain of $1.0 million in income from discontinued operations during the second quarter of 2012.

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2012	December 31, 2011
U.S. treasuries	$1,126,759	$885,152
Agencies	436,691	158,561
Non-U.S. government (Sovereign debt)	172,008	216,916
FDIC guaranteed corporate	29,386	423,630
Non-U.S. government-backed corporate	393,875	640,757
Corporate	1,652,007	1,187,437
Agency mortgage-backed	580,971	428,042
Non-agency mortgage-backed	135,268	82,096
Commercial mortgage-backed	414,524	255,885
Asset-backed	7,466	12,989
Total fixed maturity investments trading	$4,948,955	$4,291,465

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Non-U.S. government (Sovereign debt)	$5,000	$223	$—	$5,223	$—
Corporate	11,815	1,010	(110)	12,715	75
Agency mortgage-backed	10,478	906	—	11,384	—
Non-agency mortgage-backed	15,929	2,496	(19)	18,406	891
Commercial mortgage-backed	48,926	6,717	—	55,643	—
Asset-backed	4,499	232	—	4,731	—
Total fixed maturity investments available for sale	$96,647	$11,584	$(129)	$108,102	$966

		Included in Accumulated Other Comprehensive Income
At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Non-U.S. government (Sovereign debt)	$10,087	$921	$(12)	$10,996	$—
Non-U.S. government-backed corporate	312	13	—	325	—
Corporate	18,449	1,535	(517)	19,467	(176)
Agency mortgage-backed	12,636	1,071	—	13,707	—
Non-agency mortgage-backed	21,097	1,862	(284)	22,675	(1,837)
Commercial mortgage-backed	63,269	6,576	(1)	69,844	—
Asset-backed	4,819	219	—	5,038	—
Total fixed maturity investments available for sale	$130,669	$12,197	$(814)	$142,052	$(2,013)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
At June 30, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$405,210	$405,547	$112	$89	$405,322	$405,636
Due after one through five years	2,606,528	2,615,915	8,358	8,761	2,614,886	2,624,676
Due after five through ten years	625,279	646,130	6,200	6,779	631,479	652,909
Due after ten years	130,574	143,134	2,145	2,309	132,719	145,443
Mortgage-backed	1,115,304	1,130,763	75,333	85,433	1,190,637	1,216,196
Asset-backed	7,356	7,466	4,499	4,731	11,855	12,197
Total	$4,890,251	$4,948,955	$96,647	$108,102	$4,986,898	$5,057,057

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2012	December 31, 2011
Financial institution securities	$55,381	$50,560

Pledged Investments
At June 30, 2012, $1,330.9 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company's principal letter of credit facility. Of this amount, $522.6 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

Three months ended June 30,	2012	2011
Fixed maturity investments	$22,436	$24,426
Short term investments	234	433
Equity investments	181	112
Other investments
Hedge funds and private equity investments	(10,413)	8,230
Other	4,975	2,838
Cash and cash equivalents	54	45
	17,467	36,084
Investment expenses	(2,724)	(2,756)
Net investment income	$14,743	$33,328

Six months ended June 30,	2012	2011
Fixed maturity investments	$48,769	$52,339
Short term investments	734	1,028
Equity investments	351	126
Other investments
Hedge funds and private equity investments	18,060	31,737
Other	19,145	13,665
Cash and cash equivalents	80	86
	87,139	98,981
Investment expenses	(5,425)	(5,372)
Net investment income	$81,714	$93,609

Net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

Three months ended June 30,	2012	2011
Gross realized gains	$19,458	$15,430
Gross realized losses	(3,294)	(4,156)
Net realized gains on fixed maturity investments	16,164	11,274
Net unrealized gains on fixed maturity investments trading	12,538	24,728
Net unrealized gains (losses) on equity investments trading	2,301	(1,023)
Net realized and unrealized gains on investments	$31,003	$34,979
Total other-than-temporary impairments	$(234)	$—
Portion recognized in other comprehensive income, before taxes	25	—
Net other-than-temporary impairments	$(209)	$—

Six months ended June 30,	2012	2011
Gross realized gains	$55,744	$25,992
Gross realized losses	(10,244)	(16,773)
Net realized gains on fixed maturity investments	45,500	9,219
Net unrealized gains on fixed maturity investments trading	26,795	20,970
Net unrealized gains on equity investments trading	4,821	(424)
Net realized and unrealized gains on investments	$77,116	$29,765
Total other-than-temporary impairments	$(395)	$—
Portion recognized in other comprehensive income, before taxes	52	—
Net other-than-temporary impairments	$(343)	$—

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$1,424	$(49)	$513	$(61)	$1,937	$(110)
Non-agency mortgage-backed	—	—	98	(19)	98	(19)
Total	$1,424	$(49)	$611	$(80)	$2,035	$(129)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government (Sovereign debt)	$915	$(9)	$42	$(3)	$957	$(12)
Corporate	3,935	(385)	412	(132)	4,347	(517)
Non-agency mortgage-backed	8,024	(224)	798	(60)	8,822	(284)
Commercial mortgage-backed	—	—	455	(1)	455	(1)
Total	$12,874	$(618)	$1,707	$(196)	$14,581	$(814)

At June 30, 2012, the Company held 44 fixed maturity investments available for sale securities that were in an unrealized loss position, including 13 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the six months ended June 30, 2012 and 2011, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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

In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the six months ended June 30, 2012, the Company recognized $Nil other-than-temporary impairments due to the Company’s intent to sell these securities as of June 30, 2012 (2011 – $Nil).
In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2012, the Company recognized $Nil of other-than-temporary impairments due to required sales (2011 – $Nil).
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
Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the six months ended June 30, 2012, the Company recognized $0.3 million of other-than-temporary impairments which were recognized in earnings and $52 thousand related to other factors which were recognized in other comprehensive income (2011 – $Nil and $Nil, respectively).

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	2012	2011
Balance – April 1	$520	$2,875
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	11	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	41	—
Reductions:
Securities sold during the period	(396)	(246)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – June 30	$176	$2,629

	2012	2011
Balance – January 1	$564	$3,098
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	11	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	50	—
Reductions:
Securities sold during the period	(449)	(469)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – June 30	$176	$2,629

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At June 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,126,759	$1,126,759	$—	$—
Agencies	436,691	—	436,691	—
Non-U.S. government (Sovereign debt)	177,231	—	177,231	—
FDIC guaranteed corporate	29,386	—	29,386	—
Non-U.S. government-backed corporate	393,875	—	393,875	—
Corporate	1,664,722	—	1,636,947	27,775
Agency mortgage-backed	592,355	—	592,355	—
Non-agency mortgage-backed	153,674	—	153,674	—
Commercial mortgage-backed	470,167	—	470,167	—
Asset-backed	12,197	—	12,197	—
Total fixed maturity investments	5,057,057	1,126,759	3,902,523	27,775
Short term investments	654,912	—	654,912	—
Equity investments trading	55,381	55,381	—	—
Other investments
Private equity partnerships	360,268	—	—	360,268
Senior secured bank loan funds	269,317	—	246,593	22,724
Catastrophe bonds	106,470	—	106,470	—
Hedge funds	6,243	—	—	6,243
Miscellaneous other investments	1,270	—	—	1,270
Total other investments	743,568	—	353,063	390,505
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	9,689	—	—	9,689
Derivatives (1)	14,752	2,011	3,660	9,081
Other	10,811	(4,604)	—	15,415
Total other assets and (liabilities)	35,252	(2,593)	3,660	34,185
	$6,546,170	$1,179,547	$4,914,158	$452,465

(1) See "Note 12. Derivative Instruments" for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

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

(1) See "Note 12. Derivative Instruments" for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
U.S. treasuries
Level 1 - At June 30, 2012, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.5% and a weighted average credit quality of AA (December 31, 2011 - 0.6% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2012, the Company’s agency fixed maturity investments had a weighted average effective yield of 0.7% and a weighted average credit quality of AA (December 31, 2011 - 0.5% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrates other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at June 30, 2012, had a weighted average effective yield of 2.2% and a weighted average credit quality of AA (December 31, 2011 - 2.3% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

FDIC guaranteed corporate
Level 2 - The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average effective yield of 0.3% and a weighted average credit quality of AA at June 30, 2012 (December 31, 2011 - 0.3% and AA, respectively). The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.2% and a weighted average credit quality of AAA at June 30, 2012 (December 31, 2011 - 1.4% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2012, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 3.1% and a weighted average credit quality of A (December 31, 2011 - 4.2% and A, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At June 30, 2012, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 1.5%, a weighted average credit quality of AA and a weighted average life of 2.8 years (December 31, 2011 - 1.5%, AA and 2.6 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active and the to be announced ("TBA") market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At June 30, 2012, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 5.2%, a weighted average credit quality of BBB, and a weighted average life of 5.2 years (December 31, 2011 - 8.0%, BBB and 3.3 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2012 have a weighted average effective yield of 7.0%, a weighted average credit quality of BBB and a weighted average life of 5.5 years (December 31, 2011 - 9.1%, A and 3.8 years, respectively) . Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (”OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at June 30, 2012 have a weighted average effective yield of 2.5%, a weighted average credit quality of AA, and a weighted average life of 3.8 years (December 31, 2011 - 3.2%, AA and 4.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2012, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.5%, a weighted average credit quality of AAA and a weighted average life of 3.8 years (December 31, 2011 - 0.9%, AAA and 1.8 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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
Other investments
Senior secured bank loan funds
Level 2 - At June 30, 2012, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are determined using the net asset value per share of the funds. Investments of $246.6 million are redeemable, in part on a monthly basis, or in whole over a three month period.

Catastrophe bonds
Level 2 - The Company's other investments include investments in catastrophe bonds which are recorded at fair value. The fair value of the Company's investments in catastrophe bonds is based on broker or underwriter bid indications.
Non-U.S. fixed income funds
Level 2 - The Company’s non-U.S. fixed income funds invested primarily in non-U.S. convertible securities. The fair values of the investments in this category were estimated using the net asset value per share of the investments which were provided by third parties such as the relevant investment manager or administrator. During April 2012, the Company fully redeemed its remaining investment in non-U.S. fixed income funds at the then net asset value per share.
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
During June 2012, the Company fully redeemed the portion of its investment in hedge funds which the Company had considered Level 2 in the fair value hierarchy, at the then net asset value per share.
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
Other
Level 1 - The liabilities measured at fair value and included in Level 1 at June 30, 2012 of $4.6 million are principally cash settled restricted stock units (“CSRSU”) that form part of the Company's compensation program. The fair value of the Company's CSRSUs is determined using observable exchange traded prices for the Company's common shares.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2012	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$17,521	Discounted cash flow ("DCF")	Credit spread (U)	n/a	n/a	4.6%
			Illiquidity premium (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.2%
			Dividend rate (O)	n/a	n/a	5.9%
	10,254	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	27,775
Other investments
Private equity partnerships	360,268	Net asset valuation	Estimated performance (U)	(19.7)%	12.6%	(1.4)%
Senior secured bank loan funds	22,724	Net asset valuation	Estimated performance (U)	n/a	n/a	0.4%
Hedge funds	6,243	Net asset valuation	Estimated performance (U)	(0.4)%	3.0%	1.9%
Miscellaneous other investments	1,270	DCF	Illiquidity premium (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.5%
			Credit spread (U)	n/a	n/a	7.4%
Total other investments	390,505
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	9,689	Internal valuation model	Net premiums written (O)	—	$12.3 million	See below
			Contract period (O)	183 days	365 days	See below
			Net reserve for claims and claim expenses (U)	—	—	See below
Weather and energy related derivatives	9,081	Spread option; Quanto; Black Scholes; Simulation	Correlation (U)	0	1	See below
			Volatility (U)	9.4%	525.0%	See below
			Commodity curve (U)	$2.62	$200.00	See below
			Weather curve (U)	19	5,000	See below
			Counterparty default risk (U)	0.0%	22.5%	See below
Other	14,165	Net asset valuation	Estimated performance (U)	n/a	n/a	See below
	1,250	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total other assets and (liabilities)	34,185
	$452,465

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company's corporate fixed maturity investments is an investment with a fair value of $17.5 million in the preferred equity of a property and casualty insurance group organized to market residential property insurance in North America. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available to it. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At June 30, 2012, the dividend rate was 5.9%. In addition, the Company has estimated an illiquidity premium of 1.0% and a risk-free rate of 0.2%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company's investment in corporate fixed maturity investments determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, illiquidity premium and the risk-free rate.
In addition, the Company's corporate fixed maturity investments include an investment with a fair value of $10.3 million at June 30, 2012 in the preferred equity of a company that provides insurance for a variety of veterinarian costs, including surgeries, medication and diagnostic testing. When utilizing an internal valuation model to determine the fair value of this investment, the Company uses a combination of quantitative and qualitative factors, which may include, but are not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts, capital transactions and third party valuations. In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparableness of that transaction and incorporate into its internal valuation model accordingly. Recent private market transactions of investments similar to that held by the Company have been used to determine the fair value of $10.3 million at June 30, 2012, as the Company believes it represents the price that would be received upon the sale of its investment in an orderly transaction among market participants. Consequently, should future relevant private market transactions occur, the Company will re-evaluate the information available used to determine fair value of this investment and record any adjustments to fair value in its consolidated statements of operations.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $360.3 million of investments in private equity partnerships at June 30, 2012 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the six months ended June 30, 2012 was negative 19.7% to positive 12.6% with a weighted average of negative 1.4%. The fair value of the Company's investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited financial statements to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner's interest.
Senior secured bank loan funds
Level 3 - The Company has a $22.7 million investment in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The Company obtains and reviews the latest audited financial statements to attempt to ensure that the fund is following fair value principles consistent with GAAP in determining the net asset value.
Hedge funds
Level 3 - The Company has $6.2 million of hedge fund investments that are invested in so called "side pockets" or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments are determined by adjusting the previous periods' reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited financial statements to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Miscellaneous other investments
Level 3 - Included in miscellaneous other investments is a loan to a third party with a fair value of $1.3 million. The Company determines the fair value of this loan using a DCF model and endeavors to incorporate all relevant information reasonably available, including the outstanding principal amount, interest rate inherent in the loan as determined using the 3-month LIBOR, credit spread and an illiquidity premium. The fair value of this loan is inversely correlated to the 3-month LIBOR, credit spread and illiquidity premium.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - The $9.7 million fair value of the Company's assumed and ceded (re)insurance contracts accounted for at fair value is obtained through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. The most significant unobservable inputs are the reserve for claims and claim expenses and losses recoverable. Generally, an increase (decrease) in the reserve for claims and claim expenses, or a decrease (increase) in losses recoverable, would result in a decrease (increase) to the fair value of the Company's assumed and ceded (re)insurance contracts.

Derivatives
Level 3 - Derivatives measured at fair value include $9.1 million of proprietary, non-exchange traded derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and in instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value and are considered Level 3. These models may reference prices for similar instruments.
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
Other
Level 3 - The Company has an investment of $14.2 million at June 30, 2012 in the common equity of a mortgage insurance company which provides private capital to lenders and investors that supports financing for homeowner mortgages. The fair value of this investment is based on the unadjusted net asset value obtained from the management of the mortgage insurance company. The fair value of the Company's investment is positively correlated to the net asset valuation. The Company also considers factors such as recent financial information, the value of capital transactions with the mortgage insurance company and management's judgment regarding whether any adjustments should be made to the net asset value.
The Company also has an investment in the preferred equity of a company that develops online risk management products primarily focused on motor fuels risk, more specifically, structuring products, sourcing the risk and facilitating the settlement of capital. The fair value of this investment at June 30, 2012 of $1.3 million was determined using recent private market transactions. In instances where private market transactions are not available, the fair value is measured using a number of qualitative and quantitative factors, including but not limited to a net asset estimation of the company, projected earnings, private market transactions, and any other information that may be available to the Company. At June 30, 2012, the Company determined that the fair value of its investment was appropriate when compared to the net asset position of the company and recent private market transactions. Should the net asset position of the company increase, the fair value of the Company's investment would also increase.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments, trading	Other investments	Other assets and (liabilities)	Total
Balance – April 1, 2012	$27,838	$418,537	$48,145	$494,520
Total unrealized losses
Included in net investment income	(63)	(13,013)	—	(13,076)
Included in other income	—	—	(15,576)	(15,576)
Total realized gains
Included in net investment income	—	—	—	—
Included in other income	—	—	22,076	22,076
Total foreign exchange (losses) gains	—	(1,394)	371	(1,023)
Purchases	—	5,956	40,878	46,834
Sales	—	—	(91,655)	(91,655)
Settlements	—	(19,581)	29,946	10,365
Net transfers into Level 3	—	—	—	—
Balance – June 30, 2012	$27,775	$390,505	$34,185	$452,465
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income	$(63)	$(13,013)	$—	$(13,076)
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$8,019	$8,019

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments, trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2012	$27,761	$396,526	$28,526	$452,813
Total unrealized gains (losses)
Included in net investment income	14	16,094	—	16,108
Included in other loss	—	—	2,987	2,987
Total realized gains
Included in net investment income	—	—	—	—
Included in other loss	—	—	(33,232)	(33,232)
Total foreign exchange losses	—	(664)	(6)	(670)
Purchases	—	18,645	50,159	68,804
Sales	—	—	(105,086)	(105,086)
Settlements	—	(40,096)	90,837	50,741
Net transfers into Level 3	—	—	—	—
Balance – June 30, 2012	$27,775	$390,505	$34,185	$452,465
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income	$14	$16,094	$—	$16,108
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$9,678	$9,678

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance – April 1, 2011	$21,826	$381,815	$68,380	$472,021
Total unrealized (losses) gains
Included in net investment income	(562)	6,135	—	5,573
Included in other loss	—	—	91	91
Total realized gains
Included in net investment income	—	—	—	—
Included in other loss	—	—	3,307	3,307
Total foreign exchange losses	—	553	(91)	462
Purchases	—	11,219	8,984	20,203
Sales	—	—	(6,864)	(6,864)
Settlements	—	(18,599)	(815)	(19,414)
Net transfers into Level 3	—	—	—	—
Balance – June 30, 2011	$21,264	$381,123	$72,992	$475,379
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income	$(562)	$6,135	$—	$5,573
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$4,195	$4,195

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2011	$21,785	$362,102	$16,499	$400,386
Total unrealized (losses) gains
Included in net investment income	(521)	29,892	—	29,371
Included in other income	—	—	41,599	41,599
Total realized gains
Included in net investment income	—	—	—	—
Included in other income	—	—	12,822	12,822
Total foreign exchange losses	—	1,922	(142)	1,780
Purchases	—	28,684	10,615	39,299
Sales	—	—	(11,024)	(11,024)
Settlements	—	(41,477)	2,623	(38,854)
Net transfers into Level 3	—	—	—	—
Balance – June 30, 2011	$21,264	$381,123	$72,992	$475,379
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income	$(521)	$29,892	$—	$29,371
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$48,598	$48,598

Financial Instruments Disclosed, But Not Carried, at Fair Value
The Company uses various financial instruments in the normal course of its business. The Company's insurance contracts are excluded from fair value of financial instruments accounting guidance, unless the Company elects the fair value option, and therefore, are not included in the amounts discussed herein. The carrying values of cash, accrued interest, receivables for investments sold, certain other assets, payables for investments purchased, certain other liabilities, and other financial instruments not included herein approximated their fair values.
Senior Notes
In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. At June 30, 2012, the fair value of the 5.875% Senior Notes was $102.2 million (December 31, 2011 – $103.4 million).
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At June 30, 2012, the fair value of the 5.75% Senior Notes was $264.1 million (December 31, 2011 - $263.0 million).
The fair value of RenaissanceRe’s 5.875% Senior Notes and RRNAH’s 5.75% Senior Notes is determined using indicative market pricing obtained from third-party service providers, which the Company considers Level 2 in the fair value hierarchy. There have been no changes during the period in the Company's valuation technique used to determine the fair value of its Senior Notes.
The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for certain assets and liabilities at fair value using the guidance under FASB ASC Topic Financial Instruments as the Company believes it represents the most meaningful measurement basis for these assets and liabilities. Below is a summary of the balances the Company has elected to account for at fair value:

	June 30, 2012	December 31, 2011
Other investments	$743,568	$748,984
Other assets	$25,104	$19,628

Included in net investment income for the three and six months ended June 30, 2012 was net unrealized (losses) gains of $(13.4) million and $21.9 million related to the changes in fair value of other investments (2011 – $5.7 million and $33.7 million, respectively). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other (loss) income was $0.4 million and $2.5 million for the three and six months ended June 30, 2012 (2011 – $(0.8) million and $43.3 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At June 30, 2012	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$360,268	$99,125	See below	See below	See below
Senior secured bank loan funds	269,317	2,901	See below	See below	See below
Hedge funds	6,243	—	See below	See below	See below
Total other investments measured using net asset valuations	$635,828	$102,026

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
Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been determined using the net asset value per share of the funds or the estimated net asset per share where applicable, as discussed in detail above. Investments of $246.6 million are redeemable, in part on a monthly basis, or in whole over a three month period.
The Company also has a $22.7 million investment in a closed end fund which invests in loans. The Company has no right to redeem its investment in this fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The remaining portion of the Company's investments in hedge funds at June 30, 2012, are $6.2 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As noted above, the Company fully redeemed the remaining non-side pocket investments in hedge funds during June 2012. The Company has retained its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

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
The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Three months ended June 30,	2012	2011
Premiums written
Direct	$11,736	$9,309
Assumed	655,600	632,254
Ceded	(239,706)	(213,568)
Net premiums written	$427,630	$427,995
Premiums earned
Direct	$7,950	$4,033
Assumed	341,620	306,757
Ceded	(105,154)	(93,615)
Net premiums earned	$244,416	$217,175
Claims and claim expenses
Gross claims and claim expenses incurred	$70,101	$164,670
Claims and claim expenses recovered	(20,550)	(13,409)
Net claims and claim expenses incurred	$49,551	$151,261

Six months ended June 30,	2012	2011
Premiums written
Direct	$20,199	$15,561
Assumed	1,311,288	1,236,507
Ceded	(411,282)	(371,498)
Net premiums written	$920,205	$880,570
Premiums earned
Direct	$15,737	$6,515
Assumed	698,906	701,292
Ceded	(191,562)	(185,091)
Net premiums earned	$523,081	$522,716
Claims and claim expenses
Gross claims and claim expenses incurred	$85,383	$1,027,993
Claims and claim expenses recovered	(20,280)	(248,195)
Net claims and claim expenses incurred	$65,103	$779,798

NOTE 7. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interests. The Company's ownership in DaVinciRe was 31.5% at June 30, 2012 (December 31, 2011 - 42.8%).
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
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before March 1, 2012, were for shares of DaVinciRe with a GAAP book value of $50.0 million at June 30, 2012.
On June 1, 2012, DaVinciRe completed an equity raise of $49.3 million from a new third party investor.  In addition, the Company and an existing third party investor each sold $24.7 million in common shares of DaVinciRe to another existing third party investor, for a total of $49.4 million.  In connection with the sale by the Company and the existing third party investor, DaVinciRe retained a $5.0 million holdback, $2.5 million of which is payable to the Company.  As a result of the above transactions, the Company's ownership in DaVinciRe decreased to 31.5% effective January 1, 2012.
The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2012	2011
Balance – April 1	$796,743	$536,717
Purchase of shares from redeemable noncontrolling interest	—	(446)
Sale of shares to redeemable noncontrolling interests	70,501	70,000
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	33,634	21,733
Other comprehensive loss attributable to redeemable noncontrolling interest	—	(3)
Balance – June 30	$900,878	$628,001

	2012	2011
Balance – January 1	$657,727	$757,655
Purchase of shares from redeemable noncontrolling interest	—	(135,618)
Sale of shares to redeemable noncontrolling interests	156,169	70,000
Comprehensive income:
Net income (loss) attributable to redeemable noncontrolling interest	86,982	(64,030)
Other comprehensive loss attributable to redeemable noncontrolling interest	—	(6)
Balance – June 30	$900,878	$628,001

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, has invested $55 thousand in the Angus Fund, representing a 1.0% ownership interest at June 30, 2012 (December 31, 2011 - $41 thousand and 1.0%, respectively), and RRCA, a limited partner, has invested $2.0 million in the Angus Fund, representing a 35.1% ownership interest at June 30, 2012 (December 31, 2011 - $1.0 million and 24.2%, respectively). The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a variable interest entity ("VIE"), therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The portion of the Angus Fund's earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interest. The Company expects its ownership in the Angus Fund to fluctuate over time.
The activity in noncontrolling interest is detailed in the table below:

	2012	2011
Balance – April 1	$3,892	$3,160
Sale of shares by noncontrolling interest	—	100
Comprehensive income:
Net (loss) income attributable to noncontrolling interest	(10)	170
Dividends on common shares	29	—
Balance – June 30	$3,911	$3,430

	2012	2011
Balance – January 1	$3,340	$2,889
Sale of shares by noncontrolling interest	300	100
Comprehensive income:
Net income attributable to noncontrolling interest	283	441
Dividends on common shares	(12)	—
Balance – June 30	$3,911	$3,430

NOTE 8. VARIABLE INTEREST ENTITIES
Effective January 1, 2012, the Company formed and launched a new managed joint venture, Upsilon Reinsurance Ltd. (“Upsilon Re”), a Bermuda domiciled special purpose insurer ("SPI"), to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year. The original business was written by Renaissance Reinsurance of Europe ("ROE"), a wholly owned subsidiary of RenaissanceRe, and included $37.4 million of gross premiums written. A portion of this business was in turn ceded to Upsilon Re under a fully-collateralized retrocessional reinsurance contract, effective January 1, 2012. In conjunction with the formation and launch of Upsilon Re, $16.8 million of non-voting Class B shares were sold to external investors, and the Company invested $48.8 million in Upsilon Re's non-voting Class B shares, representing a 74.5% ownership interest in Upsilon Re. The Class B shareholders will participate in substantially all of the profits or losses of Upsilon Re while the Class B shares remain outstanding. The holders of Class B shares indemnify Upsilon Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under Financial Accounting Standards Board Accounting Standards Codification Topic Financial Services - Insurance. In addition, another third party investor supplied $17.6 million of capital through a reinsurance participation with ROE alongside Upsilon Re. Inclusive of the third party quota share agreement, the Company has a 61.4% participation in the original risks assumed by ROE. Both Upsilon Re and the third party reinsurance participation related to Upsilon Re are managed by RUM in return for an expense override, as well as a potential underwriting profit commission. Upsilon Re is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon Re is consolidated by the Company and all significant inter-company transactions have been eliminated.
The Company's ownership interest in Upsilon Re could change over time, perhaps materially so, and the Company may also elect to underwrite additional risks within Upsilon Re and to write business within Upsilon Re in future underwriting years.
Effective June 1, 2012, the Company formed and launched a new managed joint venture, Timicuan Reinsurance III Limited (“Tim Re III”), a Bermuda domiciled SPI, to provide collateralized reinsurance in respect of a portfolio of Florida reinstatement premium protection ("RPP") contracts. The original business was written by Renaissance Reinsurance and DaVinci, and included $41.1 million of gross premiums written incepting June 1, 2012 and Renaissance Reinsurance and DaVinci ceded $37.7 million to Tim Re III under a fully-collateralized reinsurance contract. In conjunction with the formation and launch of Tim Re III, $44.8 million of non-voting Class B shares were sold to external investors, and the Company invested an additional $10.3 million in Tim Re III's non-voting Class B shares, representing an 18.6% ownership interest in Tim Re III. The Class B shareholders will participate in substantially all of the profits or losses of Tim Re III while the Class B shares remain outstanding. The holders of Class B shares indemnify Tim Re III against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under Financial Accounting Standards Board Accounting Standards Codification Topic Financial Services - Insurance. In addition, another third party investor supplied $5.2 million of capital through a reinsurance participation with Renaissance Reinsurance and DaVinci, alongside Tim Re III. Both Tim Re III and the third party reinsurance participation related to Tim Re III are managed by RUM in return for a potential underwriting profit commission. Tim Re III is considered a VIE and the Company is considered the primary beneficiary. As a result, Tim Re III is consolidated by the Company and all significant inter-company transactions have been eliminated.

NOTE 9. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.27 per common share to shareholders of record on March 15 and June 15, 2012, respectively.
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the six months ended June 30, 2012, the Company repurchased 1.2 million shares in open market transactions, at an aggregate cost of $91.6 million, and at an average share price of $74.57. Subsequent to June 30, 2012 and through the period ending July 30, 2012, the Company repurchased approximately 71 thousand common shares in open market transactions at an aggregate cost of $5.3 million and at an average share price of $74.21. On February 22, 2012, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. At June 30, 2012, $412.0 million remained available for repurchase under the Board authorized share repurchase program. See "Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds" for additional information.
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
During the six months ended June 30, 2012, the Company declared and paid $17.5 million in preference share dividends (2011 – $17.5 million).

NOTE 10. EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per common share:

Three months ended June 30,	2012	2011
(thousands of shares)
Numerator:
Net income available to RenaissanceRe common shareholders	$142,270	$24,764
Amount allocated to participating common shareholders (1)	(2,236)	(461)
Net income allocated to RenaissanceRe common shareholders	$140,034	$24,303
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	50,278	50,493
Per common share equivalents of employee stock options and restricted shares	734	557
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	51,012	51,050
Basic income per RenaissanceRe common share	$2.78	$0.48
Diluted income per RenaissanceRe common share	$2.75	$0.48

Six months ended June 30,	2012	2011
(thousands of shares)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$343,699	$(223,269)
Amount allocated to participating common shareholders (1)	(5,601)	(514)
Net income (loss) allocated to RenaissanceRe common shareholders	$338,098	$(223,783)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares	50,328	50,994
Per common share equivalents of employee stock options and restricted shares	669	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	50,997	50,994
Basic income (loss) per RenaissanceRe common share	$6.72	$(4.39)
Diluted income (loss) per RenaissanceRe common share	$6.63	$(4.39)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

NOTE 11. SEGMENT REPORTING
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company's revenues and expenses is as follows:

Three months ended June 30, 2012	Reinsurance	Lloyd’s	Insurance	Other	Total
Gross premiums written	$617,039	$50,297	$—	$—	$667,336
Net premiums written	$379,369	$48,510	$(249)	—	$427,630
Net premiums earned	$214,296	$30,369	$(249)	—	$244,416
Net claims and claim expenses incurred	35,488	14,960	(897)	—	49,551
Acquisition expenses	20,098	5,510	—	—	25,608
Operational expenses	30,346	10,806	255	—	41,407
Underwriting income (loss)	$128,364	$(907)	$393	—	127,850
Net investment income				14,743	14,743
Net foreign exchange gains				2,410	2,410
Equity in earnings of other ventures				6,846	6,846
Other income				11,289	11,289
Net realized and unrealized gains on investments				31,003	31,003
Net other-than-temporary impairments				(209)	(209)
Corporate expenses				(4,067)	(4,067)
Interest expense				(5,716)	(5,716)
Income from continuing operations before taxes					184,149
Income tax expense				(898)	(898)
Income from discontinued operations				1,393	1,393
Net income attributable to noncontrolling interests				(33,624)	(33,624)
Dividends on preference shares				(8,750)	(8,750)
Net income available to RenaissanceRe common shareholders					$142,270

Net claims and claim expenses incurred – current accident year	$76,631	$18,366	$—		$94,997
Net claims and claim expenses incurred – prior accident years	(41,143)	(3,406)	(897)		(45,446)
Net claims and claim expenses incurred – total	$35,488	$14,960	$(897)		$49,551

Net claims and claim expense ratio – current accident year	35.8%	60.5%	—%		38.9%
Net claims and claim expense ratio – prior accident years	(19.2)%	(11.2)%	360.2%		(18.6)%
Net claims and claim expense ratio – calendar year	16.6%	49.3%	360.2%		20.3%
Underwriting expense ratio	23.5%	53.7%	(102.4)%		27.4%
Combined ratio	40.1%	103.0%	257.8%		47.7%

Six months ended June 30, 2012	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,226,801	$105,114	$—	$(428)	$—	$1,331,487
Net premiums written	$838,007	$82,447	$(249)		—	$920,205
Net premiums earned	$468,114	$55,191	$(224)		—	$523,081
Net claims and claim expenses incurred	43,812	23,961	(2,670)		—	65,103
Acquisition expenses	39,484	10,178	57		—	49,719
Operational expenses	62,390	20,863	537		—	83,790
Underwriting income	$322,428	$189	$1,852		—	324,469
Net investment income					81,714	81,714
Net foreign exchange gains					950	950
Equity in earnings of other ventures					12,316	12,316
Other loss					(27,805)	(27,805)
Net realized and unrealized gains on investments					77,116	77,116
Net other-than-temporary impairments					(343)	(343)
Corporate expenses					(8,878)	(8,878)
Interest expense					(11,434)	(11,434)
Income from continuing operations before taxes						448,105
Income tax expense					(861)	(861)
Income from discontinued operations					1,220	1,220
Net income attributable to noncontrolling interests					(87,265)	(87,265)
Dividends on preference shares					(17,500)	(17,500)
Net income available to RenaissanceRe common shareholders						$343,699

Net claims and claim expenses incurred – current accident year	$131,775	$34,646	$—			$166,421
Net claims and claim expenses incurred – prior accident years	(87,963)	(10,685)	(2,670)			(101,318)
Net claims and claim expenses incurred – total	$43,812	$23,961	$(2,670)			$65,103

Net claims and claim expense ratio – current accident year	28.2%	62.8%	—%			31.8%
Net claims and claim expense ratio – prior accident years	(18.8)%	(19.4)%	1,192.0%			(19.4)%
Net claims and claim expense ratio – calendar year	9.4%	43.4%	1,192.0%			12.4%
Underwriting expense ratio	21.7%	56.3%	(265.2)%			25.6%
Combined ratio	31.1%	99.7%	926.8%			38.0%

(1)	Represents $0.4 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

Three months ended June 30, 2011	Reinsurance	Lloyd’s	Insurance	Other	Total
Gross premiums written	$607,404	$34,126	$33	$—	$641,563
Net premiums written	$395,856	$32,084	$55	—	$427,995
Net premiums earned	$199,461	$17,233	$481	—	$217,175
Net claims and claim expenses incurred	143,219	8,619	(577)	—	151,261
Acquisition expenses	10,431	3,305	147	—	13,883
Operational expenses	32,901	8,635	763	—	42,299
Underwriting income (loss)	$12,910	$(3,326)	$148	—	9,732
Net investment income				33,328	33,328
Net foreign exchange losses				(4,521)	(4,521)
Equity in earnings of other ventures				5,128	5,128
Other loss				(5,167)	(5,167)
Net realized and unrealized gains on investments				34,979	34,979
Corporate expenses				(4,011)	(4,011)
Interest expense				(5,730)	(5,730)
Income from continuing operations before taxes					63,738
Income tax benefit				1,773	1,773
Loss from discontinued operations				(10,094)	(10,094)
Net income attributable to redeemable noncontrolling interest – DaVinciRe				(21,903)	(21,903)
Dividends on preference shares				(8,750)	(8,750)
Net income available to RenaissanceRe common shareholders					$24,764

Net claims and claim expenses incurred – current accident year	$162,398	$9,612	$(78)		$171,932
Net claims and claim expenses incurred – prior accident years	(19,179)	(993)	(499)		(20,671)
Net claims and claim expenses incurred – total	$143,219	$8,619	$(577)		$151,261

Net claims and claim expense ratio – current accident year	81.4%	55.8%	(16.2)%		79.2%
Net claims and claim expense ratio – prior accident years	(9.6)%	(5.8)%	(103.8)%		(9.6)%
Net claims and claim expense ratio – calendar year	71.8%	50.0%	(120.0)%		69.6%
Underwriting expense ratio	21.7%	69.3%	189.2%		25.9%
Combined ratio	93.5%	119.3%	69.2%		95.5%

Six months ended June 30, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,181,086	$70,746	$313	$(77)	$—	$1,252,068
Net premiums written	$819,422	$60,821	$327		—	$880,570
Net premiums earned	$488,890	$32,907	$919		—	$522,716
Net claims and claim expenses incurred	738,623	39,142	2,033		—	779,798
Acquisition expenses	40,223	5,766	229		—	46,218
Operational expenses	65,264	17,607	1,258		—	84,129
Underwriting loss	$(355,220)	$(29,608)	$(2,601)		—	(387,429)
Net investment income					93,609	93,609
Net foreign exchange losses					(3,861)	(3,861)
Equity in losses of other ventures					(18,625)	(18,625)
Other income					44,978	44,978
Net realized and unrealized gains on investments					29,765	29,765
Corporate expenses					(6,075)	(6,075)
Interest expense					(11,925)	(11,925)
Loss from continuing operations before taxes						(259,563)
Income tax benefit					1,825	1,825
Loss from discontinued operations					(11,620)	(11,620)
Net loss attributable to redeemable noncontrolling interest – DaVinciRe					63,589	63,589
Dividends on preference shares					(17,500)	(17,500)
Net loss attributable to RenaissanceRe common shareholders						$(223,269)

Net claims and claim expenses incurred – current accident year	$829,760	$38,938	$(69)			$868,629
Net claims and claim expenses incurred – prior accident years	(91,137)	204	2,102			(88,831)
Net claims and claim expenses incurred – total	$738,623	$39,142	$2,033			$779,798

Net claims and claim expense ratio – current accident year	169.7%	118.3%	(7.5)%			166.2%
Net claims and claim expense ratio – prior accident years	(18.6)%	0.6%	228.7%			(17.0)%
Net claims and claim expense ratio – calendar year	151.1%	118.9%	221.2%			149.2%
Underwriting expense ratio	21.6%	71.1%	161.8%			24.9%
Combined ratio	172.7%	190.0%	383.0%			174.1%

(1)	Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

NOTE 12. DERIVATIVE INSTRUMENTS
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
The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other assets	$2,301	Other assets	$612
Foreign currency forward contracts (1)	Other assets	4,278	Other assets	—
Foreign currency forward contracts (2)	Other liabilities	3,359	Other liabilities	7,219
Foreign currency forward contracts (3)	Other assets	—	Other assets	387
Credit default swaps	Other assets	491	Other assets	—
Energy and weather contracts (4)	Other assets	27,516	Other assets	52,721
Total		$37,945		$60,939

	Derivative Liabilities
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other liabilities	$289	Other liabilities	$339
Foreign currency forward contracts (1)	Other liabilities	4,987	Other liabilities	11,754
Foreign currency forward contracts (2)	Other liabilities	3,684	Other liabilities	1,606
Foreign currency forward contracts (3)	Other assets	175	Other assets	—
Credit default swaps	Other liabilities	536	Other liabilities	539
Energy and weather contracts (4)	Other liabilities	13,522	Other liabilities	43,389
Total		$23,193		$57,627

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)
Contracts used to manage foreign currency risks in investment operations. Included in other liabilities are derivative assets of $3.4 million (December 31, 2011 – $7.2 million) which are netted with derivative liabilities of $3.7 million (December 31, 2011 – $1.6 million) under a master netting arrangements.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

(4)
Included in other assets is $56.8 million of derivative assets (December 31, 2011 – $104.6 million) and $29.3 million of derivative liabilities (December 31, 2011 – $51.9 million). Included in other liabilities is $5.2 million of derivative assets (December 31, 2011 – $8.8 million) and $18.7 million of derivative liabilities (December 31, 2011 – $52.2 million).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2012	2011
Interest rate futures	Net investment income	$(2,847)	$(7,693)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(2,183)	9,208
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	1,899	(7,752)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	376	(212)
Credit default swaps	Net investment income	(24)	420
Energy and weather contracts	Other income (loss)	11,987	1,429
Total		$9,208	$(4,600)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2012	2011
Interest rate futures	Net investment income	$(1,817)	$(8,347)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	1,369	17,007
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(2,349)	(21,152)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	513	(648)
Credit default swaps	Net investment income	534	1,142
Energy and weather contracts	Other income (loss)	(16,726)	9,929
Platinum warrant	Other income (loss)	—	2,975
Total		$(18,476)	$906

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2012.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At June 30, 2012, the Company had $360.2 million of notional long positions and $303.7 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2011 – $3.2 billion and $285.7 million, respectively). The fair value of these derivatives is determined using exchange traded prices.

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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company's underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2012, the Company had outstanding underwriting related foreign currency contracts of $179.7 million in notional long positions and $503.4 million notional in short positions, denominated in U.S. dollars (December 31, 2011 – $160.5 million and $700.8 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange (losses) gains in its consolidated statements of operations. The fair value of the Company's investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2012, the Company had outstanding investment portfolio related foreign currency contracts of $198.3 million in notional long positions and $284.6 million in notional short positions, denominated in U.S. dollars (December 31, 2011 – $48.1 million and $211.6 million, respectively).
Energy and Risk Operations Related Foreign Currency Contracts
The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company's energy and risk operations related foreign currency contracts is based on exchange traded prices. At June 30, 2012, the Company’s energy and risk operations had foreign currency contracts of $Nil in notional long positions and $16.7 million in notional short positions (December 31, 2011 – $7.8 million and $12.7 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2012, the Company had outstanding credit derivatives of $15.0 million in notional long positions and $24.4 million in notional short positions, denominated in U.S. dollars (December 31, 2011 – $15.0 million and $38.1 million, respectively).

Energy and Weather-Related Derivatives
The Company regularly transacts in certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models. Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature. Over time, the Company currently expects that its participation in these markets, and the impact of these operations on its financial results, is likely to increase on both an absolute and relative basis.
As of the dates set forth below, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

	Quantity (1)
	June 30, 2012	December 31, 2011	Unit of measurement
Energy	170,095,670	240,363,364	One million British thermal units (“MMBTUs")
Temperature	24,141,394	14,917,438	$ per Degree Day Fahrenheit
Agriculture	29,798,000	6,098,000	Bushels
Precipitation	1,799,475	65,000	$ per Inch
Wind	146	712	$ per Meters per Second Hour

(1)	Represents the sum of gross long and gross short derivative contracts.
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
The VaR model, based on a Monte Carlo simulation methodology, seeks to take into account correlations between different positions and potential for movements to offset one another within the portfolio. The expected value of the risk factors in the Company's portfolio is generally obtained from exchange-traded futures markets. For most of the risk factors, the volatility is derived from exchange-traded options markets. For those risk factors for which exchange-traded options might not exist, the volatility is based on historical analysis matched to broker quotes from the over-the-counter market, where available. The joint distribution of outcomes is based on our estimate of the historical seasonal dependence among the underlying risk factors, scaled to the current market levels. The Company then estimates the expected outcomes by applying a Monte Carlo simulation to these risk factors. The joint distribution of the simulated risk factors is then filtered through the portfolio positions, and then the distribution of the outcomes is realized. The 99th percentile of this distribution is then calculated as the portfolio VaR. Among the significant limitations of this methodology is that the market data used to forecast parameters of the model may not be an appropriate proxy of those parameters. The VaR methodology uses a number of assumptions, such as (i) risks are measured under average market conditions, assuming normal distribution of market risk factors, (ii) future movements in market risk factors follow estimated historical movements, and (iii) the assessed exposures do not change during the holding period. We believe the VaR methodology has utility but do not derive absolute assurance from it. Accordingly, there is no guarantee that these assumptions will prove correct and actual outcomes may vary, perhaps substantially and adversely. The Company expects that, for any given period, its actual results will differ from its assumptions, including with respect to previously estimated potential losses and that such losses could be substantially higher than the estimated VaR.

At June 30, 2012, the estimated VaR for the Company's portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $42.0 million. The average, low and high amounts calculated by the Company's VaR analysis during the six months ended June 30, 2012 were $26.4 million, $13.0 million and $49.3 million, respectively.
At June 30, 2012, RenaissanceRe had provided guarantees in the aggregate amount of $354.3 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.
Platinum Warrant
The Company held a warrant to purchase up to 2.5 million common shares of Platinum for $27.00 per share. The Company recorded its investment in the Platinum warrant at fair value. The fair value of the warrant was estimated using either the Black-Scholes option pricing model or the in-the-money value, the greater of which the Company considered the best estimate of the exit value of the warrant. On January 20, 2011, the Company sold its warrant to Platinum for an aggregate of $47.9 million, and recognized a $3.0 million gain on the sale, which is included in other income during the six months ended June 30, 2011.
NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at June 30, 2012 and December 31, 2011, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a wholly owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$348,875	$41,934	$6,199,801	$—	$6,590,610
Cash and cash equivalents	4,749	871	258,612	—	264,232
Investments in subsidiaries	3,277,526	104,976	—	(3,382,502)	—
Due from subsidiaries and affiliates	117,128	—	—	(117,128)	—
Premiums receivable	—	—	971,546	—	971,546
Prepaid reinsurance premiums	—	—	278,242	—	278,242
Reinsurance recoverable	—	—	198,777	—	198,777
Accrued investment income	3,030	79	32,829	—	35,938
Deferred acquisition costs	—	—	106,027	—	106,027
Other assets	209,827	27,710	495,109	(218,500)	514,146
Total assets	$3,961,135	$175,570	$8,540,943	$(3,718,130)	$8,959,518
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,801,247	$—	$1,801,247
Unearned premiums	—	—	964,499	—	964,499
Debt	100,000	249,293	5,000	—	354,293
Amounts due to subsidiaries and affiliates	—	5,215	—	(5,215)	—
Reinsurance balances payable	—	—	396,669	—	396,669
Other liabilities	18,125	5,571	670,814	(1,458)	693,052
Liabilities of discontinued operations held for sale	—	1,959	—	—	1,959
Total liabilities	118,125	262,038	3,838,229	(6,673)	4,211,719
Redeemable noncontrolling interest – DaVinciRe	—	—	900,878	—	900,878
Shareholders’ Equity
Total shareholders’ equity	3,843,010	(86,468)	3,801,836	(3,711,457)	3,846,921
Total liabilities, noncontrolling interests and shareholders’ equity	$3,961,135	$175,570	$8,540,943	$(3,718,130)	$8,959,518

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$593,973	$104,869	$5,510,410	$—	$6,209,252
Cash and cash equivalents	10,606	4,920	201,458	—	216,984
Investments in subsidiaries	2,776,997	83,031	—	(2,860,028)	—
Due from subsidiaries and affiliates	172,069	846	—	(172,915)	—
Premiums receivable	—	—	471,878	—	471,878
Prepaid reinsurance premiums	—	—	58,522	—	58,522
Reinsurance recoverable	—	—	404,029	—	404,029
Accrued investment income	4,106	311	29,106	—	33,523
Deferred acquisition costs	—	—	43,721	—	43,721
Other assets	206,171	27,198	275,092	(201,458)	307,003
Total assets	$3,763,922	$221,175	$6,994,216	$(3,234,401)	$7,744,912
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,992,354	$—	$1,992,354
Unearned premiums	—	—	347,655	—	347,655
Debt	100,000	249,247	4,373	—	353,620
Amounts due to subsidiaries and affiliates	30,519	6,081	—	(36,600)	—
Reinsurance balances payable	—	—	256,883	—	256,883
Other liabilities	28,210	3,755	482,668	—	514,633
Liabilities of discontinued operations held for sale	—	13,507	—	—	13,507
Total liabilities	158,729	272,590	3,083,933	(36,600)	3,478,652
Redeemable noncontrolling interest – DaVinciRe	—	—	657,727	—	657,727
Shareholders’ Equity
Total shareholders’ equity	3,605,193	(51,415)	3,252,556	(3,197,801)	3,608,533
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,763,922	$221,175	$6,994,216	$(3,234,401)	$7,744,912

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$244,416	$—	$244,416
Net investment income	3,243	206	13,338	(2,044)	14,743
Net foreign exchange (losses) gains	(13)	—	2,423	—	2,410
Equity in earnings of other ventures	—	—	6,846	—	6,846
Other income	60	—	11,229	—	11,289
Net realized and unrealized gains on investments	4,907	8	26,088	—	31,003
Net other-than-temporary impairments	—	—	(209)	—	(209)
Total revenues	8,197	214	304,131	(2,044)	310,498
Expenses
Net claims and claim expenses incurred	—	—	49,551	—	49,551
Acquisition expenses	—	—	25,608	—	25,608
Operational expenses	(1,303)	1,749	40,961	—	41,407
Corporate expenses	3,501	59	507	—	4,067
Interest expense	1,469	3,616	631	—	5,716
Total expenses	3,667	5,424	117,258	—	126,349
Income (loss) before equity in net income of subsidiaries and taxes	4,530	(5,210)	186,873	(2,044)	184,149
Equity in net income of subsidiaries	146,490	6,511	—	(153,001)	—
Income from continuing operations before taxes	151,020	1,301	186,873	(155,045)	184,149
Income tax expense	—	(400)	(498)	—	(898)
Income from continuing operations	151,020	901	186,375	(155,045)	183,251
Income from discontinued operations	—	1,393	—	—	1,393
Net income	151,020	2,294	186,375	(155,045)	184,644
Net income attributable to noncontrolling interests	—	—	(33,624)	—	(33,624)
Net income attributable to RenaissanceRe	151,020	2,294	152,751	(155,045)	151,020
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net income attributable to RenaissanceRe common shareholders	$142,270	$2,294	$152,751	$(155,045)	$142,270

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$151,020	$2,294	$186,375	$(155,045)	$184,644
Change in net unrealized gains on investments	—	—	(432)	—	(432)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	(25)	—	(25)
Comprehensive income	151,020	2,294	185,918	(155,045)	184,187
Net income attributable to noncontrolling interests	—	—	(33,624)	—	(33,624)
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	—	—	(33,624)	—	(33,624)
Comprehensive income attributable to RenaissanceRe	$151,020	$2,294	$152,294	$(155,045)	$150,563

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$523,081	$—	$523,081
Net investment income	7,691	475	77,697	(4,149)	81,714
Net foreign exchange gains	7	—	943	—	950
Equity in earnings of other ventures	—	—	12,316	—	12,316
Other income (loss)	152	—	(27,957)	—	(27,805)
Net realized and unrealized gains on investments	8,419	1,052	67,645	—	77,116
Net other-than-temporary impairments	—	—	(343)	—	(343)
Total revenues	16,269	1,527	653,382	(4,149)	667,029
Expenses
Net claims and claim expenses incurred	—	—	65,103	—	65,103
Acquisition expenses	—	—	49,719	—	49,719
Operational expenses	(2,614)	3,757	82,647	—	83,790
Corporate expenses	7,679	152	1,047	—	8,878
Interest expense	2,938	7,233	1,263	—	11,434
Total expenses	8,003	11,142	199,779	—	218,924
Income (loss) before equity in net income (loss) of subsidiaries and taxes	8,266	(9,615)	453,603	(4,149)	448,105
Equity in net income (loss) of subsidiaries	352,933	(23,757)	—	(329,176)	—
Income (loss) from continuing operations before taxes	361,199	(33,372)	453,603	(333,325)	448,105
Income tax (expense) benefit	—	(2,968)	2,107	—	(861)
Income (loss) from continuing operations	361,199	(36,340)	455,710	(333,325)	447,244
Income from discontinued operations	—	1,220	—	—	1,220
Net income (loss)	361,199	(35,120)	455,710	(333,325)	448,464
Net income attributable to noncontrolling interests	—	—	(87,265)	—	(87,265)
Net income (loss) attributable to RenaissanceRe	361,199	(35,120)	368,445	(333,325)	361,199
Dividends on preference shares	(17,500)	—	—	—	(17,500)
Net income (loss) attributable to RenaissanceRe common shareholders	$343,699	$(35,120)	$368,445	$(333,325)	$343,699

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$361,199	$(35,120)	$455,710	$(333,325)	$448,464
Change in net unrealized gains on investments	—	—	823	—	823
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	(52)	—	(52)
Comprehensive income (loss)	361,199	(35,120)	456,481	(333,325)	449,235
Net income attributable to noncontrolling interests	—	—	(87,265)	—	(87,265)
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	—	—	(87,265)	—	(87,265)
Comprehensive income (loss) attributable to RenaissanceRe	$361,199	$(35,120)	$369,216	$(333,325)	$361,970

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$217,175	$—	$217,175
Net investment income	5,586	203	29,441	(1,902)	33,328
Net foreign exchange gains (losses)	5	—	(4,526)	—	(4,521)
Equity in earnings of other ventures	—	—	5,128	—	5,128
Other income (loss)	29	—	(5,196)	—	(5,167)
Net realized and unrealized gains (losses) on investments	3,324	(39)	31,694	—	34,979
Total revenues	8,944	164	273,716	(1,902)	280,922
Expenses
Net claims and claim expenses incurred	—	—	151,261	—	151,261
Acquisition expenses	—	—	13,883	—	13,883
Operational expenses	(1,196)	1,542	41,953	—	42,299
Corporate expenses	3,474	48	489	—	4,011
Interest expense	2,559	3,617	645	(1,091)	5,730
Total expenses	4,837	5,207	208,231	(1,091)	217,184
Income (loss) before equity in net loss of subsidiaries and taxes	4,107	(5,043)	65,485	(811)	63,738
Equity in net income (loss) of subsidiaries	29,407	(2,568)	—	(26,839)	—
Income (loss) from continuing operations before taxes	33,514	(7,611)	65,485	(27,650)	63,738
Income tax benefit	—	1,512	261	—	1,773
Income (loss) from continuing operations	33,514	(6,099)	65,746	(27,650)	65,511
Loss from discontinued operations	—	(10,094)	—	—	(10,094)
Net income (loss)	33,514	(16,193)	65,746	(27,650)	55,417
Net income attributable to noncontrolling interest	—	—	(21,903)	—	(21,903)
Net income (loss) attributable to RenaissanceRe	33,514	(16,193)	43,843	(27,650)	33,514
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net income (loss) attributable to RenaissanceRe common shareholders	$24,764	$(16,193)	$43,843	$(27,650)	$24,764

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$33,514	$(16,193)	$65,746	$(27,650)	$55,417
Change in net unrealized gains on investments	—	—	(1,817)	—	(1,817)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	33,514	(16,193)	63,929	(27,650)	53,600
Net income attributable to noncontrolling interests	—	—	(21,903)	—	(21,903)
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	3	—	3
Comprehensive income attributable to noncontrolling interests	—	—	(21,900)	—	(21,900)
Comprehensive income (loss) attributable to RenaissanceRe	$33,514	$(16,193)	$42,029	$(27,650)	$31,700

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$522,716	$—	$522,716
Net investment income	10,750	219	84,643	(2,003)	93,609
Net foreign exchange gains (losses)	96	—	(3,957)	—	(3,861)
Equity in losses of other ventures	—	—	(18,625)	—	(18,625)
Other income	195	—	44,783	—	44,978
Net realized and unrealized gains (losses) on investments	2,332	(39)	27,472	—	29,765
Total revenues	13,373	180	657,032	(2,003)	668,582
Expenses
Net claims and claim expenses incurred	—	—	779,798	—	779,798
Acquisition expenses	—	—	46,218	—	46,218
Operational expenses	(2,416)	3,044	83,501	—	84,129
Corporate expenses	5,515	109	451	—	6,075
Interest expense	7,534	7,335	1,754	(4,698)	11,925
Total expenses	10,633	10,488	911,722	(4,698)	928,145
Income (loss) before equity in net loss of subsidiaries and taxes	2,740	(10,308)	(254,690)	2,695	(259,563)
Equity in net loss subsidiaries	(208,799)	(732)	—	209,531	—
Loss from continuing operations before taxes	(206,059)	(11,040)	(254,690)	212,226	(259,563)
Income tax benefit (expense)	290	3,077	(1,542)	—	1,825
Loss from continuing operations	(205,769)	(7,963)	(256,232)	212,226	(257,738)
Loss from discontinued operations	—	(11,620)	—	—	(11,620)
Net loss	(205,769)	(19,583)	(256,232)	212,226	(269,358)
Net loss attributable to redeemable noncontrolling interest – DaVinciRe	—	—	63,589	—	63,589
Net loss attributable to RenaissanceRe	(205,769)	(19,583)	(192,643)	212,226	(205,769)
Dividends on preference shares	(17,500)	—	—	—	(17,500)
Net loss attributable to RenaissanceRe common shareholders	$(223,269)	$(19,583)	$(192,643)	$212,226	$(223,269)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Loss for the six months ended June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive loss
Net loss	$(205,769)	$(19,583)	$(256,232)	$212,226	$(269,358)
Change in net unrealized gains on investments	—	—	(1,798)	—	(1,798)
Portion of other-than-temporary impairments recognized in other comprehensive loss	—	—	—	—	—
Comprehensive loss	(205,769)	(19,583)	(258,030)	212,226	(271,156)
Net loss attributable to noncontrolling interests	—	—	63,589	—	63,589
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	6	—	6
Comprehensive loss attributable to noncontrolling interests	—	—	63,595	—	63,595
Comprehensive loss attributable to RenaissanceRe	$(205,769)	$(19,583)	$(194,435)	$212,226	$(207,561)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$9,361	$(21,004)	$315,420	$303,777
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	507,082	124,658	4,160,962	4,792,702
Purchases of fixed maturity investments trading	(405,809)	(57,652)	(4,849,441)	(5,312,902)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	37,530	37,530
Net sales (purchases) of short term investments	141,196	(3,483)	45,892	183,605
Net sales of other investments	—	—	18,681	18,681
Net sales of other assets	—	—	(166)	(166)
Dividends and return of capital from subsidiaries	256,153	4,298	(260,451)	—
Contributions to subsidiaries	(372,700)	(50,000)	422,700	—
Due to (from) subsidiary	(5,856)	(866)	6,722	—
Net cash provided by (used in) investing activities	120,066	16,955	(417,571)	(280,550)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(27,673)	—	—	(27,673)
Dividends paid – preference shares	(17,500)	—	—	(17,500)
RenaissanceRe common share repurchases	(90,111)	—	—	(90,111)
Third party DaVinciRe share transactions	—	—	160,864	160,864
Net cash (used in) provided by financing activities	(135,284)	—	160,864	25,580
Effect of exchange rate changes on foreign currency cash	—	—	(1,559)	(1,559)
Net (decrease) increase in cash and cash equivalents	(5,857)	(4,049)	57,154	47,248
Cash and cash equivalents, beginning of period	10,606	4,920	201,458	216,984
Cash and cash equivalents, end of period	$4,749	$871	$258,612	$264,232

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$123,220	$(25,043)	$(67,181)	$30,996
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	28,749	72,982	2,777,484	2,879,215
Purchases of fixed maturity investments trading	(33,626)	(208,847)	(2,569,205)	(2,811,678)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	48,135	48,135
Purchases of fixed maturity investments available for sale	—	—	(4,078)	(4,078)
Net purchases of equity investments trading	—	—	(32,676)	(32,676)
Net sales of short term investments	24,965	7,468	18,419	50,852
Net sales (purchases) of other investments	102,717	—	(126,598)	(23,881)
Net purchases of investments in other ventures	—	—	(21,000)	(21,000)
Net sales of other assets	—	—	46,984	46,984
Dividends and return of capital from subsidiaries	718,294	9,306	(727,600)	—
Contributions to subsidiaries	(262,115)	(5,700)	267,815	—
Due (from) to subsidiaries	(230,079)	1,645	228,434	—
Net proceeds from sale of discontinued operations held for sale	—	269,520	—	269,520
Net cash provided by investing activities	348,905	146,374	(93,886)	401,393
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(26,721)	—	—	(26,721)
Dividends paid – preference shares	(17,500)	—	—	(17,500)
RenaissanceRe common share repurchases	(174,792)	—	—	(174,792)
Net repayment of debt	(253,512)	(124,995)	178,507	(200,000)
Third party DaVinciRe share transactions	—	—	(56,708)	(56,708)
Net cash used in financing activities	(472,525)	(124,995)	121,799	(475,721)
Effect of exchange rate changes on foreign currency cash	—	—	3,331	3,331
Net decrease in cash and cash equivalents	(400)	(3,664)	(35,937)	(40,001)
Cash and cash equivalents, beginning of period	3,414	3,940	270,384	277,738
Cash and cash equivalents, end of period	$3,014	$276	$234,447	$237,737

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 14. COMMITMENTS AND CONTINGENCIES
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2012 and 2011, respectively. The following also includes a discussion of our liquidity and capital resources at June 30, 2012. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
During the first six months of 2012, the Company formed and launched two new managed joint ventures, namely Tim Re III and Upsilon Re. Tim Re III and Upsilon Re are partially owned subsidiaries of RenaissanceRe and Bermuda domiciled SPIs, providing collateralized reinsurance of a portfolio of Florida RPP contracts and additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year, respectively. Our ownership interest in Tim Re III and Upsilon Re could change over time, perhaps materially so, and we may also elect to underwrite additional risks within Tim Re III and Upsilon Re and these entities to write business in future underwriting years. We cannot assure you that additional opportunities to grow the business we have accessed through Tim Re III and Upsilon Re will be realized, however. See "Note 8. Variable Interest Entities" in our notes to the consolidated financial statements for additional information related to Tim Re III and Upsilon Re.
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
Pursuant to the Stock Purchase Agreement, the Company was subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010 (the “Reserve Collar”). Subsequent to the post-closing review, the Company was liable to pay, or otherwise reimburse QBE amounts up to $10.0 million for net adverse development on prior accident years net claims and claim expenses. Conversely, if prior accident years net claims and claim expenses experienced net favorable development, QBE was liable to pay, or otherwise reimburse the Company amounts up to $10.0 million.
During 2011, the Company recognized a $10.0 million liability and corresponding expense in liabilities of discontinued operations held for sale and (loss) income from discontinued operations, respectively, due to purported net adverse development on prior accident years net claims and claim expenses associated with the Reserve Collar.  Effective May 23, 2012, the Company and QBE reached an agreement in respect of the Reserve Collar, and the Company paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar and recorded a gain of $1.0 million in income from discontinued operations during the second quarter of 2012.
See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company's critical accounting estimates are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2011.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Three months ended June 30,	2012	2011	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$667,336	$641,563	$25,773
Net premiums written	427,630	427,995	(365)
Net premiums earned	244,416	217,175	27,241
Net claims and claim expenses incurred	49,551	151,261	(101,710)
Underwriting income	127,850	9,732	118,118
Net investment income	14,743	33,328	(18,585)
Net realized and unrealized gains on investments	31,003	34,979	(3,976)
Income from continuing operations	183,251	65,511	117,740
Income (loss) from discontinued operations	1,393	(10,094)	11,487
Net income	184,644	55,417	129,227
Net income available to RenaissanceRe common shareholders	142,270	24,764	117,506

Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$2.72	$0.68	$2.04
Income (loss) from discontinued operations per common share – diluted	0.03	(0.20)	0.23
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.75	$0.48	$2.27
Dividends per common share	$0.27	$0.26	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	38.9%	79.2%	(40.3)%
Net claims and claim expense ratio – prior accident years	(18.6)%	(9.6)%	(9.0)%
Net claims and claim expense ratio – calendar year	20.3%	69.6%	(49.3)%
Underwriting expense ratio	27.4%	25.9%	1.5%
Combined ratio	47.7%	95.5%	(47.8)%

Return on average common equity	17.5%	3.3%	14.2%

Book value	June 30, 2012	March 31, 2012	Change
Book value per common share	$65.07	$62.68	$2.39
Accumulated dividends per common share	11.46	11.19	0.27
Book value per common share plus accumulated dividends	$76.53	$73.87	$2.66
Change in book value per common share plus change in accumulated dividends	4.2%

Balance sheet highlights	June 30, 2012	March 31, 2012	Change
Total assets	$8,959,518	$8,353,598	$605,920
Total shareholders’ equity attributable to RenaissanceRe	$3,843,010	$3,794,565	$48,445

Net income available to RenaissanceRe common shareholders was $142.3 million in the second quarter of 2012, compared to $24.8 million in the second quarter of 2011, an improvement of $117.5 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2012, we generated an annualized return on average common equity of 17.5% and our book value per common share increased from $62.68 at March 31, 2012 to $65.07 at June 30, 2012, a 4.2% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the second quarter of 2012, on a comparative basis to the second quarter of 2011 include:

•
Significantly Improved Underwriting Results - our underwriting income of $127.9 million in the second quarter of 2012 improved $118.1 million from $9.7 million in the second quarter of 2011, primarily due to a relatively low level of insured catastrophes during the second quarter of 2012, compared to $99.9 million of underwriting losses as a result of the U.S. tornadoes in the second quarter of 2011, as detailed below;

•
Improved Other Income - other income improved $16.5 million in the second quarter of 2012, compared to the second quarter of 2011, primarily due to our weather and energy risk management operations generating income of $5.9 million, compared to incurring a loss of $3.8 million, primarily as a result of positive results from its positions in the United Kingdom and its summer positions as at June 30, 2012 in certain regions of the United States and Canada;

•
Income from Discontinued Operations - income (loss) from discontinued operations improved to income of $1.4 million in the second quarter of 2012, compared to a loss of $10.1 million in the second quarter of 2011 principally due to the absence of a $10.0 million expense recorded in the second quarter of 2011 related to the Reserve Collar with QBE; partially offset by

•
Lower Investment Results - net investment income and net realized and unrealized gains on investments in the second quarter of 2012 decreased $18.6 million and $4.0 million, respectively, compared to the second quarter of 2011. The decrease in our investment results was primarily due to lower returns on our portfolio of other investments, principally our private equity investments; and

•
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest - DaVinciRe - our net income attributable to redeemable noncontrolling interest - DaVinciRe was $33.6 million in the second quarter of 2012, compared to $21.7 million in the second quarter of 2011, a change of $11.9 million, principally due to an increase in net income in DaVinciRe, combined with a decrease in our ownership in DaVinciRe from 42.8% at June 30, 2011 to 31.5% at June 30, 2012, consequently increasing redeemable noncontrolling interest - DaVinciRe.

Net Negative Impact of U.S. Tornadoes in the Second Quarter of 2011
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest - DaVinciRe. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of the U.S. tornadoes, delays in receiving claims data, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from the U.S. tornadoes. Accordingly, our actual net negative impact from the U.S. tornadoes will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the financial data below for additional information detailing the net negative impact of the U.S. tornadoes on our consolidated financial statements for the second quarter of 2011.

Three months ended June 30, 2011	U.S. Tornadoes
(in thousands, except percentages)
Net claims and claim expenses incurred	$(121,655)
Reinstatement premiums earned	22,499
Lost profit commissions	(708)
Net negative impact on underwriting result	(99,864)
Redeemable noncontrolling interest - DaVinciRe	29,054
Net negative impact	$(70,810)
Percentage point impact on consolidated combined ratio	51.8

Net negative impact on Reinsurance segment underwriting result	(96,944)
Net negative impact on Lloyd's segment underwriting result	(2,920)
Net negative impact on underwriting result	$(99,864)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Three months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$617,039	$607,404	$9,635
Net premiums written	$379,369	$395,856	$(16,487)
Net premiums earned	$214,296	$199,461	$14,835
Net claims and claim expenses incurred	35,488	143,219	(107,731)
Acquisition expenses	20,098	10,431	9,667
Operational expenses	30,346	32,901	(2,555)
Underwriting income	$128,364	$12,910	$115,454

Net claims and claim expenses incurred – current accident year	$76,631	$162,398	$(85,767)
Net claims and claim expenses incurred – prior accident years	(41,143)	(19,179)	(21,964)
Net claims and claim expenses incurred – total	$35,488	$143,219	$(107,731)

Net claims and claim expense ratio – current accident year	35.8%	81.4%	(45.6)%
Net claims and claim expense ratio – prior accident years	(19.2)%	(9.6)%	(9.6)%
Net claims and claim expense ratio – calendar year	16.6%	71.8%	(55.2)%
Underwriting expense ratio	23.5%	21.7%	1.8%
Combined ratio	40.1%	93.5%	(53.4)%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $9.6 million, or 1.6%, to $617.0 million in the second quarter of 2012, compared to $607.4 million in the second quarter of 2011. Excluding the impact of negative reinstatement premiums adjustments on the 2011 New Zealand and Tohoku earthquakes of $30.7 million recorded in the second quarter of 2012, as discussed below, and reinstatement premiums written in the second quarter of 2011 of $23.2 million, as discussed above, related primarily to the U.S. tornadoes, our Reinsurance segment gross premiums written increased $63.4 million or 10.9%, primarily due to our catastrophe unit writing more business during the June 2012 renewals, as well as the inception of certain new contracts in our specialty unit which met our risk-adjusted return thresholds and some loss related premiums in our specialty unit in the second quarter of 2012. During the second quarter of 2012, our remaining incurred but not reported (“IBNR”) reserves for the 2011 New Zealand and Tohoku earthquakes were allocated to the contract level and in doing so we re-estimated our allocation of losses from higher rate on line excess of loss retrocessional reinsurance contracts to lower rate on line excess of loss primary reinsurance contracts resulting in a downward adjustment to our estimate of ultimate reinstatement premiums from these two large events.  In addition, the reinstatement premiums were also impacted by changes to the ultimate losses for these events.  The net negative impact from the movement in the ultimate reinstatement premium and related losses for these two large events was $19.8 million for the second quarter of 2012.  With the passage of time more information in respect of these two large events will become known, including updated reported losses from our clients, and the losses will subsequently be paid and the reinstatement premium ultimately received, which will likely result in further changes to our estimated ultimate losses and reinstatement premiums from these two large events, perhaps materially so.
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
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $128.4 million in the second quarter of 2012, compared to $12.9 million in the second quarter of 2011, an increase of $115.5 million. In the second quarter of 2012, our Reinsurance segment generated a net claims and claim expense ratio of 16.6%, an underwriting expense ratio of 23.5% and a combined ratio of 40.1%, compared to 71.8%, 21.7% and 93.5%, respectively, in the second quarter of 2011.
The $115.5 million increase in the Reinsurance segment's underwriting result and 53.4 percentage point decrease in the combined ratio was principally due to the relatively low level of insured catastrophes in the second quarter of 2012, compared to the second quarter of 2011. The U.S. tornadoes during the second quarter of 2011 had a net negative impact on the Reinsurance segment underwriting result of $96.9 million and added 55.5 percentage points to the Reinsurance segment combined ratio, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

Three months ended June 30, 2011	U.S. Tornadoes
(in thousands, except percentages)
Net claims and claim expenses incurred	$(118,655)
Reinstatement premiums earned	22,419
Lost profit commissions	(708)
Net negative impact on Reinsurance segment underwriting result	$(96,944)
Percentage point impact on Reinsurance segment combined ratio	55.5

Net negative impact on catastrophe unit underwriting result	$(96,944)
Net negative impact on specialty unit underwriting result	—
Net negative impact on Reinsurance segment underwriting result	$(96,944)

Our Reinsurance segment prior year reserves experienced $41.1 million and $19.2 million of net favorable development in the second quarter of 2012 and 2011, respectively. The favorable development on prior year reserves in the second quarter of 2012 included $33.2 million related to our catastrophe reinsurance unit and $7.9 million related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $18.5 million and $24.6 million in the second quarter of 2012 and 2011, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.7% and 12.3%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $31.8 million and $15.5 million in the second quarter of 2012 and 2011, respectively.
Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Three months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$345,094	$366,929	$(21,835)
DaVinci	234,644	216,317	18,327
Total property catastrophe gross premiums written	$579,738	$583,246	$(3,508)
Net premiums written	$344,497	$373,039	$(28,542)
Net premiums earned	$170,637	$167,509	$3,128
Net claims and claim expenses incurred	19,578	127,374	(107,796)
Acquisition expenses	14,847	5,896	8,951
Operational expenses	23,245	25,460	(2,215)
Underwriting income	$112,967	$8,779	$104,188

Net claims and claim expenses incurred – current accident year	$52,781	$139,161	$(86,380)
Net claims and claim expenses incurred – prior accident years	(33,203)	(11,787)	(21,416)
Net claims and claim expenses incurred – total	$19,578	$127,374	$(107,796)

Net claims and claim expense ratio – current accident year	30.9%	83.1%	(52.2)%
Net claims and claim expense ratio – prior accident years	(19.4)%	(7.1)%	(12.3)%
Net claims and claim expense ratio – calendar year	11.5%	76.0%	(64.5)%
Underwriting expense ratio	22.3%	18.8%	3.5%
Combined ratio	33.8%	94.8%	(61.0)%

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2012 our catastrophe reinsurance gross premiums written decreased by $3.5 million, or 0.6%, to $579.7 million, compared to $583.2 million in the second quarter of 2011. Excluding the impact of $30.7 million of negative reinstatement premiums adjustments recorded in the second quarter of 2012, and reinstatement premiums written in the second quarter of 2011 of $23.0 million, each as discussed above, the catastrophe unit gross premiums written increased $50.3 million, or 9.0%, in the second quarter of 2012, primarily due to our catastrophe unit writing more business during the June 2012 renewals, and inclusive of $37.7 million of gross premiums written on behalf of our most recent fully-collateralized joint venture, Tim Re III.
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
Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $113.0 million in the second quarter of 2012, compared to $8.8 million in the second quarter of 2011, an increase of $104.2 million. The increase in underwriting income was principally due to a $86.4 million decrease in current accident year claims and claim expenses as a result of the relatively low level of insured catastrophes in the second quarter of 2012, compared to the second quarter of 2011 which was negatively impacted by net claims and claim expenses related to the U.S. tornadoes of $118.7 million.
In the second quarter of 2012, our catastrophe unit generated a net claims and claim expense ratio of 11.5%, an underwriting expense ratio of 22.3% and a combined ratio of 33.8%, compared to 76.0%, 18.8% and 94.8%, respectively, in the second quarter of 2011. As noted above, the catastrophe unit experienced a relatively low level of insured catastrophes in the second quarter of 2012, with $52.8 million of current accident year net claims and claim expenses, including net claims and claim expenses of $20.5 million related to the June 29, 2012 derecho (PCS 83) which impacted the Midwest to Mid-Atlantic coast of the U.S. In comparison, the second quarter of 2011 was negatively impacted by the U.S. tornadoes and resulted in $118.7 million of net claims and claim expenses which had a net negative impact on the catastrophe unit underwriting result of $96.9 million and added 67.7 percentage points to the catastrophe unit combined ratio, after considering the impact of net reinstatement premiums earned and net lost profit commission related to the U.S. tornadoes, as detailed in the table below.

Three months ended June 30, 2011	U.S. Tornadoes
(in thousands, except percentages)
Net claims and claim expenses incurred	$(118,655)
Reinstatement premiums earned	22,419
Lost profit commissions	(708)
Net negative impact on catastrophe unit underwriting result	$(96,944)
Percentage point impact on catastrophe unit combined ratio	67.7

During the second quarter of 2012, we experienced $33.2 million of favorable development on prior year reserves within the catastrophe unit, compared to $11.8 million of favorable development on prior years reserves in the second quarter of 2011, primarily due to reductions in estimated ultimate losses on certain specific events occurring in prior accident years including the Tohoku earthquake ($10.6 million), the 2011 Thailand floods ($3.9 million), a number of other relatively small catastrophes and $5.9 million of actuarial assumption changes, partially offset by adverse development on the 2011 New Zealand earthquake of $5.9 million. The $5.9 million of actuarial assumption changes noted above were related to our small catastrophe paid loss development curve due to better than expected paid loss activity. The favorable development of $11.8 million in the second quarter of 2011 was primarily related to decreases in estimated ultimate losses on certain specific events, including $3.5 million related to the 2005 hurricanes and $3.0 million related to the 2007 California wildfires, with the remainder due to better than expected claims emergence associated with a number of other catastrophes.

Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Three months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$35,778	23,066	$12,712
DaVinci	1,523	1,092	431
Total specialty gross premiums written	$37,301	$24,158	$13,143
Net premiums written	$34,872	$22,817	$12,055
Net premiums earned	$43,659	$31,952	$11,707
Net claims and claim expenses incurred	15,910	15,845	65
Acquisition expenses	5,251	4,535	716
Operational expenses	7,101	7,441	(340)
Underwriting income	$15,397	$4,131	$11,266

Net claims and claim expenses incurred – current accident year	$23,850	$23,237	$613
Net claims and claim expenses incurred – prior accident years	(7,940)	(7,392)	(548)
Net claims and claim expenses incurred – total	$15,910	$15,845	$65

Net claims and claim expense ratio – current accident year	54.6%	72.7%	(18.1)%
Net claims and claim expense ratio – prior accident years	(18.2)%	(23.1)%	4.9%
Net claims and claim expense ratio – calendar year	36.4%	49.6%	(13.2)%
Underwriting expense ratio	28.3%	37.5%	(9.2)%
Combined ratio	64.7%	87.1%	(22.4)%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2012, our specialty reinsurance gross premiums written increased $13.1 million, or 54.4%, to $37.3 million, compared to $24.2 million in the second quarter of 2011, primarily due to the inception of several new quota share contracts and loss related premiums during the second quarter of 2012.
Specialty Reinsurance Underwriting Results – Our specialty unit generated $15.4 million of underwriting income in the second quarter of 2012, compared to $4.1 million in the second quarter of 2011, an increase of $11.3 million, principally due to an $11.7 million increase in net premiums earned as a result of the increase in gross premiums written, as noted above.
In the second quarter of 2012, our specialty unit generated a net claims and claim expense ratio of 36.4%, an underwriting expense ratio of 28.3% and a combined ratio of 64.7%, compared to 49.6%, 37.5% and 87.1%, respectively, in the second quarter of 2011. The 13.2% percentage point decrease in the underwriting expense ratio was principally driven by the increase in net premiums earned during the second quarter of 2012 as a result of the increase in gross premiums written, as noted above, compared to the second quarter of 2011, while underwriting expenses were relatively flat.
Current accident year net claims and claim expenses of $23.9 million was principally comprised of the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The favorable development of $7.9 million and $7.4 million within our specialty reinsurance unit in the second quarter of 2012 and 2011, respectively, was principally the result of lower than expected claims emergence.

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Three months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$32,925	$17,546	$15,379
Catastrophe	17,372	16,580	792
Total Lloyd’s gross premiums written	$50,297	$34,126	$16,171
Net premiums written	$48,510	$32,084	$16,426
Net premiums earned	$30,369	$17,233	$13,136
Net claims and claim expenses incurred	14,960	8,619	6,341
Acquisition expenses	5,510	3,305	2,205
Operational expenses	10,806	8,635	2,171
Underwriting loss	$(907)	$(3,326)	$2,419

Net claims and claim expenses incurred – current accident year	$18,366	$9,612	$8,754
Net claims and claim expenses incurred – prior accident years	(3,406)	(993)	(2,413)
Net claims and claim expenses incurred – total	$14,960	$8,619	$6,341

Net claims and claim expense ratio – current accident year	60.5%	55.8%	4.7%
Net claims and claim expense ratio – prior accident years	(11.2)%	(5.8)%	(5.4)%
Net claims and claim expense ratio – calendar year	49.3%	50.0%	(0.7)%
Underwriting expense ratio	53.7%	69.3%	(15.6)%
Combined ratio	103.0%	119.3%	(16.3)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $16.2 million, or 47.4%, to $50.3 million in the second quarter of 2012, compared to $34.1 million in the second quarter of 2011, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd's segment incurred an underwriting loss of $0.9 million and generated a combined ratio of 103.0% in the second quarter of 2012, compared to $3.3 million and 119.3%, respectively, in the second quarter of 2011. Our Lloyd's segment experienced current accident year net claims and claim expenses of $18.4 million during the second quarter of 2012 which was principally due to the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses, compared to the second quarter of 2011 which was negatively impacted $3.0 million by the U.S. tornadoes. Operational expenses increased $2.2 million to $10.8 million in the second quarter of 2012, compared to the second quarter of 2011, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 53.7% in the second quarter of 2012, from 69.3% in the second quarter of 2011, was primarily driven by the increase in net premiums earned.

Insurance segment
Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview
Three months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$—	$33	$(33)
Net premiums written	$(249)	$55	$(304)
Net premiums earned	$(249)	$481	$(730)
Net claims and claim expenses incurred	(897)	(577)	(320)
Acquisition expenses	—	147	(147)
Operational expenses	255	763	(508)
Underwriting income	$393	$148	$245

Net claims and claim expenses incurred – current accident year	$—	$(78)	$78
Net claims and claim expenses incurred – prior accident years	(897)	(499)	(398)
Net claims and claim expenses incurred – total	$(897)	$(577)	$(320)

Net claims and claim expense ratio – current accident year	—%	(16.2)%	16.2%
Net claims and claim expense ratio – prior accident years	360.2%	(103.8)%	464.0%
Net claims and claim expense ratio – calendar year	360.2%	(120.0)%	480.2%
Underwriting expense ratio	(102.4)%	189.2%	(291.6)%
Combined ratio	257.8%	69.2%	188.6%

Insurance Segment Gross Premiums Written – Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities for our Insurance segment. Gross premiums written in our Insurance segment during the second quarter of 2011 were primarily attributable to premium adjustments on prior underwriting year contracts. Gross premiums written in the Insurance segment can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of quota share reinsurance contracts, including whether or not the Company has portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.
Insurance Segment Underwriting Results – Our Insurance segment generated underwriting income of $0.4 million in the second quarter of 2012, primarily due to favorable development on prior accident years of $0.9 million as a result of reductions in reported losses on certain attritional loss contracts.

Net Investment Income

Three months ended June 30,	2012	2011	Change
(in thousands)
Fixed maturity investments	$22,436	$24,426	$(1,990)
Short term investments	234	433	(199)
Equity investments trading	181	112	69
Other investments
Hedge funds and private equity investments	(10,413)	8,230	(18,643)
Other	4,975	2,838	2,137
Cash and cash equivalents	54	45	9
	17,467	36,084	(18,617)
Investment expenses	(2,724)	(2,756)	32
Net investment income	$14,743	$33,328	$(18,585)

Net investment income was $14.7 million in the second quarter of 2012, compared to $33.3 million in the second quarter of 2011. The $18.6 million decrease in net investment income was primarily due to lower returns in our portfolio of other investments, principally our private equity investments.
Historically low interest rates as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized losses of $13.4 million in the second quarter of 2012, compared to unrealized gains of $5.7 million in the second quarter of 2011.
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
Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended June 30,	2012	2011	Change
(in thousands)
Gross realized gains	$19,458	$15,430	$4,028
Gross realized losses	(3,294)	(4,156)	862
Net realized gains on fixed maturity investments	16,164	11,274	4,890
Net unrealized gains on fixed maturity investments trading	12,538	24,728	(12,190)
Net unrealized gains (losses) on equity investments trading	2,301	(1,023)	3,324
Net realized and unrealized gains on investments	$31,003	$34,979	$(3,976)
Total other-than-temporary impairments	(234)	—	(234)
Portion recognized in other comprehensive income, before taxes	25	—	25
Net other-than-temporary impairments	$(209)	$—	$(209)

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio. We experienced net realized and unrealized gains on fixed maturity investments included in our consolidated statements of operations of $28.7 million during the second quarter of 2012. However, we cannot assure you that this trend will continue as historically low interest rates (as compared to recent years) may increase in the near term resulting in a rising interest rate environment which would tend to diminish our ability to generate net realized gains on our portfolio of fixed maturity investments.
Net realized and unrealized gains on investments were $31.0 million in the second quarter of 2012, compared to $35.0 million in the second quarter of 2011, a decrease of $4.0 million. The net unrealized gains on our fixed maturity investments trading of $12.5 million during the the second quarter of 2012 decreased $12.2 million, compared to $24.7 million in the second quarter of 2011, primarily due to the net depreciation of our fixed maturity investment portfolio as a result of widening credit spreads during the second quarter of 2012. Included in net realized and unrealized gains on investment in the second quarter of 2012 is $2.3 million of net unrealized gains on equity investments trading due to increases in the share prices of our equity positions.
Equity in Earnings of Other Ventures

Three months ended June 30,	2012	2011	Change
(in thousands)
Top Layer Re	$5,113	$3,967	$1,146
Tower Hill Companies	1,744	1,216	528
Other	(11)	(55)	44
Total equity in earnings of other ventures	$6,846	$5,128	$1,718

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and the Tower Hill Companies and was $6.8 million in the second quarter of 2012, compared to $5.1 million in the second quarter of 2011. The $1.7 million improvement in equity in earnings of other ventures was primarily due to improved profitability in both Top Layer Re and the Tower Hill Companies. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other Income (Loss)

Three months ended June 30,	2012	2011	Change
(in thousands)
Weather and energy risk management operations	$5,875	$(3,779)	$9,654
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	4,082	(1,022)	5,104
Other	1,332	(366)	1,698
Total other income (loss)	$11,289	$(5,167)	$16,456

In the second quarter of 2012 we generated other income of $11.3 million, compared to an other loss of $5.2 million in the second quarter of 2011. The $16.5 million improvement in other income is primarily due our weather and energy risk management operations generating income of $5.9 million, compared to incurring a loss of $3.8 million primarily as a result of positive results from its positions in the United Kingdom and its summer positions as at June 30, 2012 in certain regions of the United States and Canada.
Certain contracts we enter into in our weather and energy risk operations are informed in part on proprietary weather forecasts provided by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.  We continue to allocate capital to our weather and energy risk management operations. This operation continually seeks new markets and relationships for its weather and energy risk products, including leveraging strategic affiliations and ceding risk where appropriate.  Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.  We have expanded our weather and energy risk management operations in the last several years to include weather contingent energy products and by increasing the size and volume of transactions with respect to our previously existing weather and energy risk management operations.  The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities.  We are currently in the process of enhancing our weather and energy risk management infrastructure and operations. These activities present certain operational as well as financial risks, which we seek to mitigate, although there can be no assurance that we will be able to successfully mitigate such risks.
Corporate Expenses

Three months ended June 30,	2012	2011	Change
(in thousands)
Total corporate expenses	$4,067	$4,011	$56

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were relatively flat at $4.1 million in the second quarter of 2012, compared to $4.0 million in the second quarter of 2011.
Net Income Attributable to Noncontrolling Interests

Three months ended June 30,	2012	2011	Change
(in thousands)
Net income attributable to noncontrolling interests	$(33,624)	$(21,903)	$(11,721)

Our net income attributable to the noncontrolling interests was $33.6 million in the second quarter of 2012, compared to $21.9 million in the second quarter of 2011. The $11.7 million change is primarily due to an increase in the profitability of DaVinciRe and a decrease in our ownership in DaVinciRe from 42.8% at June 30, 2011 to 31.5% at June 30, 2012, consequently increasing redeemable noncontrolling interest - DaVinciRe. We expect our ownership in DaVinciRe to fluctuate over time.
Income (Loss) from Discontinued Operations

Three months ended June 30,	2012	2011	Change
(in thousands)
Income (loss) from discontinued operations	$1,393	$(10,094)	$11,487

Income (loss) from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Income from discontinued operations of $1.4 million in the second quarter of 2012 is primarily due to recognizing a gain of $1.0 million on the settlement of the Reserve Collar, as noted below, compared to a loss from discontinued operations of $10.1 million in the second quarter of 2011 which was primarily due to the recognition of a $10.0 million expense related to the contractually agreed obligation to pay, or otherwise reimburse, QBE for amounts potentially up to $10.0 million in respect of net adverse development on prior accident years net claims and claim expenses. Effective May 23, 2012, the Company and QBE reached an agreement in respect of the Reserve Collar, and the Company paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Six months ended June 30,	2012	2011	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,331,487	$1,252,068	$79,419
Net premiums written	920,205	880,570	39,635
Net premiums earned	523,081	522,716	365
Net claims and claim expenses incurred	65,103	779,798	(714,695)
Underwriting income (loss)	324,469	(387,429)	711,898
Net investment income	81,714	93,609	(11,895)
Net realized and unrealized gains on investments	77,116	29,765	47,351
Income (loss) from continuing operations	447,244	(257,738)	704,982
Income (loss) from discontinued operations	1,220	(11,620)	12,840
Net income (loss)	448,464	(269,358)	717,822
Net income (loss) available (attributable) to RenaissanceRe common shareholders	343,699	(223,269)	566,968

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$6.61	$(4.16)	$10.77
Income (loss) from discontinued operations per common share – diluted	0.02	(0.23)	0.25
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$6.63	$(4.39)	$11.02
Dividends per common share	$0.54	$0.52	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	31.8%	166.2%	(134.4)%
Net claims and claim expense ratio – prior accident years	(19.4)%	(17.0)%	(2.4)%
Net claims and claim expense ratio – calendar year	12.4%	149.2%	(136.8)%
Underwriting expense ratio	25.6%	24.9%	0.7%
Combined ratio	38.0%	174.1%	(136.1)%

Return on average common equity	21.5%	(14.4)%	35.9%

Book value	June 30, 2012	December 31, 2011	Change
Book value per common share	$65.07	$59.27	$5.80
Accumulated dividends per common share	11.46	10.92	0.54
Book value per common share plus accumulated dividends	$76.53	$70.19	$6.34
Change in book value per common share plus change in accumulated dividends	10.7%

Balance sheet highlights	June 30, 2012	December 31, 2011	Change
Total assets	$8,959,518	$7,744,912	$1,214,606
Total shareholders’ equity attributable to RenaissanceRe	$3,843,010	$3,605,193	$237,817

Net income available to RenaissanceRe common shareholders was $343.7 million in the first six months of 2012, compared to a net loss attributable to RenaissanceRe common shareholders of $223.3 million in the first six months of 2011, an improvement of $567.0 million. As a result of our net income available to RenaissanceRe common shareholders in the first six months of 2012, we generated an annualized return on average common equity of 21.5% and our book value per common share increased from $59.27 at December 31, 2011 to $65.07 at June 30, 2012, a 10.7% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first six months of 2012, on a comparative basis to the first six months of 2011 include:

•
Significantly Improved Underwriting Results - our underwriting income of $324.5 million in the first six months of 2012 improved $711.9 million from an underwriting loss of $387.4 million in the first six months of 2011, primarily due to a relatively low level of insured catastrophes in the first six months of 2012 and improved pricing which resulted in higher premiums, compared to $662.5 million of underwriting losses as a result of a number of large losses which occurred in the first six months of 2011, namely the 2011 New Zealand and Tohoku earthquakes, the Australian floods and the U.S. tornadoes (collectively referred to as the "2011 Large Losses"), as detailed below;

•
Higher Investment Results - our net realized and unrealized gains on investments increased $47.4 million in the first six months of 2012, compared to the first six months of 2011, primarily due to increased turnover and improved valuations in our fixed maturity investments portfolio combined with improved valuations within our equity investments portfolio. The increase in our net realized and unrealized gains on investments was partially offset by a $11.9 million decrease in net investment income in the first six months of 2012, compared to the first six months of 2011, primarily as a result of lower returns from our private equity investments portfolio;

•
Equity in Earnings of Other Ventures - our equity in earnings of other ventures improved to earnings of $12.3 million in the first six months of 2012, compared to a loss of $18.6 million in the first six months of 2011. The $30.9 million improvement is primarily due to our equity investment in Top Layer Re which generated income of $9.9 million in the first six months of 2012, compared to a loss of $18.5 million in the first six months of 2011, an improvement of $28.4 million, principally due to the absence of large losses during the first six months of 2012, compared to claims and claim expenses incurred in the first six months of 2011 in Top Layer Re related to the 2011 New Zealand earthquake; and partially offset by

•
Net (Income) Loss Attributable to Redeemable Noncontrolling Interest - DaVinciRe - our net income attributable to redeemable noncontrolling interest - DaVinciRe was $87.0 million in the first six months of 2012, compared to net loss attributable to redeemable noncontrolling interest - DaVinciRe of $64.0 million in the first six months of 2011, a change of $151.0 million, principally due to a significant improvement in underwriting income as a result of the decrease in current accident year net claims and claim expenses and higher investment results, as noted above, which also impacted DaVinciRe, and together resulted in net income for the first six months of 2012, compared to net loss in the first six months of 2011. In addition, our ownership in DaVinciRe decreased from 42.8% at June 30, 2011 to 31.5% at June 30, 2012, consequently increasing redeemable noncontrolling interest - DaVinciRe; and

•
Other (Loss) Income - our other (loss) income deteriorated $72.8 million to a loss of $27.8 million in the first six months of 2012, compared to income of $45.0 million in the first six months of 2011, primarily the result of $29.6 million of trading losses within the Company's weather and energy risk management operations due to the unusually warm weather experienced in parts of the United Kingdom and parts of the United States experienced during the first quarter of 2012, compared to a trading loss of $0.5 million in the first six months of 2011; and ceded reinsurance contracts accounted for at fair value which generated income of $2.3 million the first six months of 2012, compared to $42.5 million in the first six months of 2011, due to net recoverables on the Tohoku earthquake in the first quarter of 2011 which did not reoccur in the first six months of 2012.

Net Negative Impact of the 2011 Large Losses
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions, redeemable noncontrolling interest - DaVinci Re, equity in the net claims and claim expenses of Top Layer Re, and other income in respect of ceded reinsurance contracts accounted for at fair value. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of the 2011 Large Losses, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from the 2011 Large Losses. In addition, a significant portion of the net claims and claim expenses associated with the 2011 New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Accordingly, our actual net negative impact from the 2011 Large Losses will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.
See the financial data below for additional information detailing the net negative impact of the 2011 Large Losses, on our consolidated financial statements for the first six months of 2011.

	2011 Large Losses
Six months ended June 30, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(209,954)	$(399,989)	$(46,118)	$(121,655)	$(777,716)
Assumed reinstatement premiums earned	23,375	82,087	8,672	22,499	136,633
Ceded reinstatement premiums earned	(2,140)	(9,889)	—	—	(12,029)
Lost profit commissions	(8,452)	1,337	(1,550)	(708)	(9,373)
Net negative impact on underwriting result	(197,171)	(326,454)	(38,996)	(99,864)	(662,485)
Equity in net claims and claim expenses of Top Layer Re	(23,758)	—	—	—	(23,758)
Recoveries from ceded reinsurance contracts accounted for at fair value	—	44,903	—	—	44,903
Redeemable noncontrolling interest - DaVinciRe	42,183	66,120	8,148	29,054	145,505
Net negative impact	$(178,746)	$(215,431)	$(30,848)	$(70,810)	$(495,835)
Percentage point impact on consolidated combined ratio	32.6	60.6	6.3	16.6	143.2

Net negative impact on Reinsurance segment underwriting result	$(191,217)	$(313,912)	$(38,996)	$(96,944)	(641,069)
Net negative impact on Lloyd's segment underwriting result	(5,954)	(12,542)	—	(2,920)	(21,416)
Net negative impact on underwriting result	$(197,171)	$(326,454)	$(38,996)	$(99,864)	$(662,485)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Six months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$1,226,801	$1,181,086	$45,715
Net premiums written	$838,007	$819,422	$18,585
Net premiums earned	$468,114	$488,890	$(20,776)
Net claims and claim expenses incurred	43,812	738,623	(694,811)
Acquisition expenses	39,484	40,223	(739)
Operational expenses	62,390	65,264	(2,874)
Underwriting income (loss)	$322,428	$(355,220)	$677,648

Net claims and claim expenses incurred – current accident year	$131,775	$829,760	$(697,985)
Net claims and claim expenses incurred – prior accident years	(87,963)	(91,137)	3,174
Net claims and claim expenses incurred – total	$43,812	$738,623	$(694,811)

Net claims and claim expense ratio – current accident year	28.2%	169.7%	(141.5)%
Net claims and claim expense ratio – prior accident years	(18.8)%	(18.6)%	(0.2)%
Net claims and claim expense ratio – calendar year	9.4%	151.1%	(141.7)%
Underwriting expense ratio	21.7%	21.6%	0.1%
Combined ratio	31.1%	172.7%	(141.6)%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $45.7 million, or 3.9%, to $1,226.8 million in the first six months of 2012, compared to $1,181.1 million in the first six months of 2011. Excluding the impact of $30.7 million of negative reinstatement premiums adjustments in the first six months of 2012 and $135.8 million of reinstatement premiums written in the first six months of 2011, each as discussed above, gross premiums written increased $212.3 million or 20.3%, primarily due to the catastrophe unit experiencing improved market conditions on a risk-adjusted basis within its core lines of business during the January 2012 renewals and writing more business during the June 2012 renewals and due to the inception of several new contracts during the first six months of 2012 which met our risk-adjusted return thresholds within our specialty unit.
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
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $322.4 million in the first six months of 2012, compared to incurring an underwriting loss of $355.2 million in the first six months of 2011, an improvement of $677.6 million. In the first six months of 2012, our Reinsurance segment generated a net claims and claim expense ratio of 9.4%, an underwriting expense ratio of 21.7% and a combined ratio of 31.1%, compared to 151.1%, 21.6% and 172.7%, respectively, in the first six months of 2011.

The $677.6 million improvement in the Reinsurance segment's underwriting result and 141.6 percentage point decrease in the combined ratio was principally due to the relatively low level of insured catastrophes in the first six months of 2012, compared to the first six months of 2011. The 2011 Large Losses had a net negative impact on the Reinsurance segment underwriting result of $641.1 million and added 151.0 percentage points to the Reinsurance segment combined ratio, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

	2011 Large Losses
Six months ended June 30, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(204,000)	$(386,985)	$(46,118)	$(118,655)	$(755,758)
Assumed reinstatement premiums earned	23,375	81,327	8,672	22,419	135,793
Ceded reinstatement premiums earned	(2,140)	(9,591)	—	—	(11,731)
Lost profit commissions	(8,452)	1,337	(1,550)	(708)	(9,373)
Net negative impact on Reinsurance segment underwriting result	$(191,217)	$(313,912)	$(38,996)	$(96,944)	$(641,069)
Percentage point impact on Reinsurance segment combined ratio	37.6	62.8	6.8	17.3	151.0

Net negative impact on catastrophe unit underwriting result	$(178,717)	$(293,912)	$(32,996)	$(96,944)	$(602,569)
Net negative impact on specialty unit underwriting result	(12,500)	(20,000)	(6,000)	—	(38,500)
Net negative impact on Reinsurance segment underwriting result	$(191,217)	$(313,912)	$(38,996)	$(96,944)	$(641,069)

Our Reinsurance segment prior year reserves experienced $88.0 million and $91.1 million of net favorable development in the first six months of 2012 and 2011, respectively. The favorable development on prior year reserves in the first six months of 2012 included $68.1 million related to our catastrophe reinsurance unit and $19.8 million related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $36.9 million and $29.1 million in the first six months of 2012 and 2011, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 7.9% and 6.0%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $66.5 million and $16.7 million in the first six months of 2012 and 2011, respectively.

Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Six months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$675,521	$678,571	$(3,050)
DaVinci	413,457	403,353	10,104
Total property catastrophe gross premiums written	$1,088,978	$1,081,924	$7,054
Net premiums written	$706,749	$725,676	$(18,927)
Net premiums earned	$385,692	$422,798	$(37,106)
Net claims and claim expenses incurred	16,262	713,892	(697,630)
Acquisition expenses	29,164	29,509	(345)
Operational expenses	48,573	50,461	(1,888)
Underwriting income (loss)	$291,693	$(371,064)	$662,757

Net claims and claim expenses incurred – current accident year	$84,404	$745,388	$(660,984)
Net claims and claim expenses incurred – prior accident years	(68,142)	(31,496)	(36,646)
Net claims and claim expenses incurred – total	$16,262	$713,892	$(697,630)

Net claims and claim expense ratio – current accident year	21.9%	176.3%	(154.4)%
Net claims and claim expense ratio – prior accident years	(17.7)%	(7.5)%	(10.2)%
Net claims and claim expense ratio – calendar year	4.2%	168.8%	(164.6)%
Underwriting expense ratio	20.2%	19.0%	1.2%
Combined ratio	24.4%	187.8%	(163.4)%

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2012, our catastrophe reinsurance gross premiums written increased by $7.1 million, or 0.7%, to $1,089.0 million, compared to $1,081.9 million in the first six months of 2011. Excluding the impact of $30.7 million of negative reinstatement premiums adjustments in the first six months of 2012 and $135.8 million of reinstatement premiums written in the first six months of 2011, each as discussed above, our catastrophe unit gross premiums written increased $173.6 million, or 18.3%, in the first six months of 2012, primarily due to improved market conditions on a risk-adjusted basis within our core lines of business during the January 2012 renewals and writing more business during the June 2012 renewals, inclusive of $37.4 million and $37.7 million of gross premiums written on behalf of our most recent fully-collateralized joint ventures, Upsilon Re and Tim Re III.
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

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $291.7 million in the first six months of 2012, compared to incurring an underwriting loss of $371.1 million in the first six months of 2011, an improvement of $662.8 million. The improvement in underwriting income was principally due to a $661.0 million decrease in current accident year claims and claim expenses as a result of the relatively low level of insured catastrophe losses during the first six months of 2012, compared to the first six months of 2011 which was negatively impacted by net claims and claim expenses related to the 2011 Large Losses of $717.3 million. Partially offsetting the decrease in current accident year net claims and claim expenses was a $37.1 million decrease in net premiums earned, which was driven by the absence of net earned reinstatement premiums in the first six months of 2012, compared to $124.1 million of net earned reinstatement premiums in the first six months of 2011.
In the first six months of 2012, our catastrophe unit generated a net claims and claim expense ratio of 4.2%, an underwriting expense ratio of 20.2% and a combined ratio of 24.4%, compared to 168.8%, 19.0% and 187.8%, respectively, in the first six months of 2011. Current accident year net claims and claim expenses of $84.4 million includes $20.5 million related to the June 29, 2012 derecho (PCS 83) which impacted the Midwest to Mid-Atlantic coast of the U.S., with the remainder due primarily to a number of other relatively small events throughout the U.S., compared to the first six months of 2011 which was negatively impacted by the 2011 Large Losses which had a net negative impact on the catastrophe unit underwriting result of $602.6 million and added 165.3 percentage points to the catastrophe unit combined ratio, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

	2011 Large Losses
Six months ended June 30, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(191,500)	$(366,985)	$(40,118)	$(118,655)	$(717,258)
Assumed reinstatement premiums earned	23,375	81,327	8,672	22,419	135,793
Ceded reinstatement premiums earned	(2,140)	(9,591)	—	—	(11,731)
Lost profit commissions	(8,452)	1,337	(1,550)	(708)	(9,373)
Net negative impact on catastrophe unit underwriting result	$(178,717)	$(293,912)	$(32,996)	$(96,944)	$(602,569)
Percentage point impact on catastrophe unit combined ratio	39.9	65.8	6.2	19.3	165.3

During the first six months of 2012, we experienced $68.1 million of favorable development on prior year reserves, compared to $31.5 million of favorable development on prior years reserves in the first six months of 2011. The favorable development on prior year reserves in the first six months of 2012 within the catastrophe reinsurance unit of $68.1 million was primarily due to $17.3 million related to the 2007 U.K floods, $12.0 million related to the Tohoku earthquake, $5.0 million related to the 2011 Danish floods, $4.6 million related to hurricane Irene, and $5.9 million related to actuarial assumption changes, with the remainder due to better than expected claims emergence associated with a number of other catastrophes, partially offset by adverse development on the 2011 New Zealand earthquake of $5.9 million. The favorable development of $31.5 million in the first six months of 2012 was primarily related to decreases in estimated ultimate losses on certain specific events, including $4.0 million related to tropical cyclone Tasha and $7.7 million related to the 2005 hurricanes, with the remainder due to better than expected claims emergence associated with a number of other catastrophes.

Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Six months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$135,323	$97,461	$37,862
DaVinci	2,500	1,701	799
Total specialty gross premiums written	$137,823	$99,162	$38,661
Net premiums written	$131,258	$93,746	$37,512
Net premiums earned	$82,422	$66,092	$16,330
Net claims and claim expenses incurred	27,550	24,731	2,819
Acquisition expenses	10,320	10,714	(394)
Operational expenses	13,817	14,803	(986)
Underwriting income	$30,735	$15,844	$14,891

Net claims and claim expenses incurred – current accident year	$47,371	$84,372	$(37,001)
Net claims and claim expenses incurred – prior accident years	(19,821)	(59,641)	39,820
Net claims and claim expenses incurred – total	$27,550	$24,731	$2,819

Net claims and claim expense ratio – current accident year	57.5%	127.7%	(70.2)%
Net claims and claim expense ratio – prior accident years	(24.1)%	(90.3)%	66.2%
Net claims and claim expense ratio – calendar year	33.4%	37.4%	(4.0)%
Underwriting expense ratio	29.3%	38.6%	(9.3)%
Combined ratio	62.7%	76.0%	(13.3)%

Specialty Reinsurance Gross Premiums Written – In the first six months of 2012, our specialty reinsurance gross premiums written increased $38.7 million, or 39.0%, to $137.8 million, compared to $99.2 million in the first six months of 2011, primarily due to the inception of several new contracts during the first six months of 2012 which met our risk-adjusted return thresholds.
Specialty Reinsurance Underwriting Results – Our specialty unit generated $30.7 million of underwriting income in the first six months of 2012, compared to $15.8 million in the first six months of 2011, an increase of $14.9 million, principally due to a $16.3 million increase in net premiums earned, partially offset by a $2.8 million increase in net claims and claim expenses. The $2.8 million increase in net claims and claim expenses is primarily driven by a $39.8 million decrease in favorable development on prior accident year net claims and claim expenses, as discussed below, and partially offset by a $37.0 million decrease in current accident year net claims and claim expenses, as discussed below.
In the first six months of 2012, our specialty unit generated a net claims and claim expense ratio of 33.4%, an underwriting expense ratio of 29.3% and a combined ratio of 62.7%, compared to 37.4%, 38.6% and 76.0%, respectively, in the first six months of 2011. The 9.3 percentage point decrease in the underwriting expense ratio was principally driven by a combination of an increase in net premiums earned as a result of the increase in gross premiums written, as noted above, and a $0.4 million and $1.0 million decrease in acquisition and operational expenses, respectively, during the first six months of 2012, compared to the first six months of 2011.

Current accident year net claims and claim expenses of $47.4 million included $5.0 million related to the grounding of the Costa Concordia cruise ship, with the remainder primarily due to attritional losses, compared with the the first six months of 2011 which experienced estimated losses associated with the Tohoku earthquake, 2011 New Zealand earthquake and the Australian flooding of $20.0 million, $12.5 million and $6.0 million, respectively.
The favorable development of $19.8 million within our specialty reinsurance unit in the first six months of 2012 included $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, $2.0 million favorable development on the 2005 hurricanes and $3.4 million of reported losses developing more favorably than expected during the first six months of 2012 on prior accident years events. The favorable development on prior accident years in the first six months of 2011 of $59.6 million was principally the result of $32.8 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Six months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$72,254	$46,781	$25,473
Catastrophe	32,860	23,965	8,895
Total Lloyd’s gross premiums written	$105,114	$70,746	$34,368
Net premiums written	$82,447	$60,821	$21,626
Net premiums earned	$55,191	$32,907	$22,284
Net claims and claim expenses incurred	23,961	39,142	(15,181)
Acquisition expenses	10,178	5,766	4,412
Operational expenses	20,863	17,607	3,256
Underwriting income (loss)	$189	$(29,608)	$29,797

Net claims and claim expenses incurred – current accident year	$34,646	$38,938	$(4,292)
Net claims and claim expenses incurred – prior accident years	(10,685)	204	(10,889)
Net claims and claim expenses incurred – total	$23,961	$39,142	$(15,181)

Net claims and claim expense ratio – current accident year	62.8%	118.3%	(55.5)%
Net claims and claim expense ratio – prior accident years	(19.4)%	0.6%	(20.0)%
Net claims and claim expense ratio – calendar year	43.4%	118.9%	(75.5)%
Underwriting expense ratio	56.3%	71.1%	(14.8)%
Combined ratio	99.7%	190.0%	(90.3)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $34.4 million, or 48.6% to $105.1 million in the first six months of 2012, compared to $70.7 million in the first six months of 2011, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business and the impact of rate increases, most notably in its casualty lines of business.

Lloyd’s Underwriting Results – Our Lloyd's segment generated underwriting income of $0.2 million and a combined ratio of 99.7% in the first six months of 2012, compared to an underwriting loss of $29.6 million and a combined ratio of 190.0% in the first six months of 2011. Our Lloyd's segment experienced current accident year net claims and claim expenses of $34.6 million during the first six months of 2012, compared to $38.9 million in the first six months of 2011 which was negatively impacted by the 2011 Large Losses, resulting in $21.4 million of underwriting losses from the 2011 Large Losses and increasing the combined ratio by 64.5 percentage points, after considering the impact of net reinstatement premiums earned and lost profit commissions related to these events, as detailed in the table below. Operational expenses increased $3.3 million, to $20.9 million in the first six months of 2012, compared to the first six months of 2011, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 56.3% in the first six months of 2012, from 71.1% in the first six months of 2011, was primarily driven by the increase in net premiums earned.

	2011 Large Losses
Six months ended June 30, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(5,954)	$(13,004)	$(3,000)	$(21,958)
Assumed reinstatement premiums earned	—	760	80	840
Ceded reinstatement premiums earned	—	(298)	—	(298)
Net negative impact on Lloyd's segment underwriting result	$(5,954)	$(12,542)	$(2,920)	$(21,416)
Percentage point impact on Lloyd's segment combined ratio	18.1	36.0	8.7	64.5

Insurance segment
Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview
Six months ended June 30,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$—	$313	$(313)
Net premiums written	$(249)	$327	$(576)
Net premiums earned	$(224)	$919	$(1,143)
Net claims and claim expenses incurred	(2,670)	2,033	(4,703)
Acquisition expenses	57	229	(172)
Operational expenses	537	1,258	(721)
Underwriting income (loss)	$1,852	$(2,601)	$4,453

Net claims and claim expenses incurred – current accident year	$—	$(69)	$69
Net claims and claim expenses incurred – prior accident years	(2,670)	2,102	(4,772)
Net claims and claim expenses incurred – total	$(2,670)	$2,033	$(4,703)

Net claims and claim expense ratio – current accident year	—%	(7.5)%	7.5%
Net claims and claim expense ratio – prior accident years	1,192.0%	228.7%	963.3%
Net claims and claim expense ratio – calendar year	1,192.0%	221.2%	970.8%
Underwriting expense ratio	(265.2)%	161.8%	(427.0)%
Combined ratio	926.8%	383.0%	543.8%

Insurance Segment Gross Premiums Written – Insurance policies and quota-share reinsurance contracts written in connection with our Bermuda-based insurance operations not sold to QBE are included in continuing operations and are reported in our Insurance segment. Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities for our Insurance segment. Gross premiums written in our Insurance segment during the first six months of 2011 were primarily attributable to premium adjustments on prior underwriting year contracts. Gross premiums written in the Insurance segment can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of quota share reinsurance contracts, including whether or not the Company has portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.
Insurance Segment Underwriting Results – Our Insurance segment generated underwriting income of $1.9 million in the first six months of 2012, primarily due to favorable development on prior accident years of $2.7 million as a result of reductions in reported losses on certain attritional loss contracts, compared to incurring an underwriting loss of $2.6 million in the first six months of 2011.
Net Investment Income

Six months ended June 30,	2012	2011	Change
(in thousands)
Fixed maturity investments	$48,769	$52,339	$(3,570)
Short term investments	734	1,028	(294)
Equity investments trading	351	126	225
Other investments
Hedge funds and private equity investments	18,060	31,737	(13,677)
Other	19,145	13,665	5,480
Cash and cash equivalents	80	86	(6)
	87,139	98,981	(11,842)
Investment expenses	(5,425)	(5,372)	(53)
Net investment income	$81,714	$93,609	$(11,895)

Net investment income was $81.7 million in the first six months of 2012, compared to $93.6 million in the first six months of 2011. The $11.9 million decrease in net investment income was principally driven by a $13.7 million decrease in the returns primarily from our private equity investments due to lower returns in the first six months of 2012, and a $3.6 million decrease from our fixed maturity portfolio due to the continued low interest rate environment, partially offset by a $5.5 million increase in the returns on the remaining investments included in other investments. Historically low interest rates as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $21.9 million in the first six months of 2012, compared to $33.7 million in the first six months of 2011.
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

Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Six months ended June 30,	2012	2011	Change
(in thousands)
Gross realized gains	$55,744	$25,992	$29,752
Gross realized losses	(10,244)	(16,773)	6,529
Net realized gains on fixed maturity investments	45,500	9,219	36,281
Net unrealized gains on fixed maturity investments trading	26,795	20,970	5,825
Net unrealized gains (losses) on equity investments trading	4,821	(424)	5,245
Net realized and unrealized gains on investments	$77,116	$29,765	$47,351
Total other-than-temporary impairments	(395)	—	(395)
Portion recognized in other comprehensive income, before taxes	52	—	52
Net other-than-temporary impairments	$(343)	$—	$(343)

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio. We experienced net realized and unrealized gains on fixed maturity investments included in our consolidated statements of operations of $72.3 million during the first six months of 2012. However, we cannot assure you that this trend will continue as historically low interest rates (as compared to recent years) may increase in the near term resulting in a rising interest rate environment which would tend to diminish our ability to generate net realized gains on our portfolio of fixed maturity investments.
Net realized and unrealized gains on investments were $77.1 million in the first six months of 2012, compared to $29.8 million in the first six months of 2011, an improvement of $47.4 million. In addition to increased turnover in our fixed maturity investments portfolio generating $45.5 million of net realized gains in the the first six months of 2012, unrealized gains on our fixed maturity investments trading of $26.8 million during the the first six months of 2012 increased $5.8 million, compared to $21.0 million of unrealized gains in the first six months of 2011, primarily due to the net appreciation of our fixed maturity investment portfolio as a result of tightening credit spreads during the first six months of 2012. Included in net realized and unrealized gains on investments in the first six months of 2012 is $4.8 million of net unrealized gains on equity investments trading due to increases in the share prices of our equity positions.
Equity in Earnings (Losses) of Other Ventures

Six months ended June 30,	2012	2011	Change
(in thousands)
Top Layer Re	$9,850	$(18,542)	$28,392
Tower Hill Companies	2,861	767	2,094
Other	(395)	(850)	455
Total equity in earnings (losses) of other ventures	$12,316	$(18,625)	$30,941

Equity in earnings (losses) of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Top Layer Re and the Tower Hill Companies and was $12.3 million in the first six months of 2012, compared to losses of $18.6 million in the first six months of 2011. The $30.9 million improvement in equity in earnings of other ventures was primarily due to our equity in earnings of Top Layer Re of $9.9 million during the first six months of 2012, as a result of Top Layer Re experiencing no net claims and claims expenses during the first six months of 2012, compared to the first six months of 2011, which was negatively impacted by net claims and claim expenses related to the 2011 New Zealand earthquake. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.

Other (Loss) Income

Six months ended June 30,	2012	2011	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$2,303	$42,499	$(40,196)
Weather and energy risk management operations	(29,588)	(484)	(29,104)
Mark-to-market on Platinum warrant	—	2,975	(2,975)
Other	(520)	(12)	(508)
Total other (loss) income	$(27,805)	$44,978	$(72,783)

In the first six months of 2012 we incurred an other loss of $27.8 million, compared to other income of $45.0 million in the first six months of 2011. The $72.8 million deterioration in other income is primarily due to:

•
a $40.2 million decrease in other income generated by our assumed and ceded reinsurance contracts accounted for at fair value, principally as a result of $44.9 million of net recoverables from the Tohoku earthquake during the first six months of 2011 not reoccurring in the first six months of 2012;

•
losses from our weather and energy risk management operations of $29.6 million due to the unusually warm weather experienced in parts of the United Kingdom and parts of the United States during the first quarter of 2012, compared to losses from these operations of $0.5 million in the first six months of 2011; and

•	the absence in the first six months of 2012 of a mark-to-market adjustment on the Platinum warrant due to its sale during the first quarter of 2011.
Certain contracts we enter into in our weather and energy risk operations are informed in part on proprietary weather forecasts provided by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.  We continue to allocate capital to our weather and energy risk management operations. This operation continually seeks new markets and relationships for its weather and energy risk products, including leveraging strategic affiliations and ceding risk where appropriate.  Although there can be no assurances, it is possible that our results from these activities will increase on an absolute or relative basis over time.  We have expanded our weather and energy risk management operations in the last several years to include weather contingent energy products and by increasing the size and volume of transactions with respect to our previously existing weather and energy risk management operations.  The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities.  We are currently in the process of enhancing our weather and energy risk management infrastructure and operations. These activities present certain operational as well as financial risks, which we seek to mitigate, although there can be no assurance that we will be able to successfully mitigate such risks.
Corporate Expenses

Six months ended June 30,	2012	2011	Change
(in thousands)
Total corporate expenses	$8,878	$6,075	$2,803

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $8.9 million in the first six months of 2012, compared to $6.1 million in the first six months of 2011, with the increase primarily due to the absence of a corporate insurance recovery which was recorded in the first quarter of 2011 and did not reoccur in the first six months of 2012.

Net (Income) Loss Attributable to Noncontrolling Interests

Six months ended June 30,	2012	2011	Change
(in thousands)
Net (income) loss attributable to noncontrolling interests	$(87,265)	$63,589	$(150,854)

Our net income attributable to the noncontrolling interests was $87.3 million in the first six months of 2012, compared to a net loss attributable to noncontrolling interests of $63.6 million in the first six months of 2011. The $150.9 million change is primarily due to an increase in the profitability of DaVinciRe as a result of the relatively low level of insured catastrophes during the first six months of 2012, compared to the first six months of 2011 which was negatively impacted by the 2011 Large Losses, combined with a decrease in our ownership percentage in DaVinciRe from 42.8% at June 30, 2011 to 31.5% at June 30, 2012. We expect our ownership in DaVinciRe to fluctuate over time.
Income (Loss) from Discontinued Operations

Six months ended June 30,	2012	2011	Change
(in thousands)
Income (loss) from discontinued operations	$1,220	$(11,620)	$12,840

Income (loss) from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Income from discontinued operations of $1.2 million in the first six months of 2012 is primarily due to recognizing a gain of $1.0 million on the settlement of the Reserve Collar, as noted below, compared to a loss from discontinued operations of $11.6 million in the first six months of 2011 which was primarily due to the recognition of a $10.0 million expense related to the contractually agreed obligation to pay, or otherwise reimburse, QBE for amounts potentially up to $10.0 million in respect of net adverse development on prior accident years net claims and claim expenses. Effective May 23, 2012, the Company and QBE reached an agreement in respect of the Reserve Collar, and the Company paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority ("BMA") for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At June 30, 2012, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.0 billion (December 31, 2011 - $2.7 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $562.8 million (December 31, 2011 - $552.9 million). During the first six months of 2012, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received of $114.4 million, $123.5 million and $Nil, respectively (2011 – $Nil, $6.5 million and $547.3 million, respectively).
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
RenaissanceRe Corporate Capital (UK) Limited and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RenaissanceRe Syndicate Management Limited is subject to regulation by the Financial Services Authority ("FSA") under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At June 30, 2012, the Company maintained $127.5 million and £26.5 million as a Funds at Lloyd’s facility (December 31, 2011 - $118.5 million and £24.5 million). In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at December 31, 2011.
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
Cash Flows and Liquidity

Six months ended June 30,	2012	2011
(in thousands)
Net cash provided by operating activities	$303,777	$30,996
Net cash (used in) provided by investing activities	(280,550)	401,393
Net cash provided by (used in) financing activities	25,580	(475,721)
Effect of exchange rate changes on foreign currency cash	(1,559)	3,331
Net increase (decrease) in cash and cash equivalents	47,248	(40,001)
Cash and cash equivalents, beginning of period	216,984	277,738
Cash and cash equivalents, end of period	$264,232	$237,737

During the first six months of 2012, our cash and cash equivalents increased $47.2 million, to $264.2 million at June 30, 2012, compared to $217.0 million at December 31, 2011.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first six months of 2012 were $303.8 million, compared to $31.0 million in the first six months of 2011. Cash flows provided by operating activities during the first six months of 2012 were primarily the result of certain adjustments to reconcile our net income of $448.5 million to net cash provided by operating activities, including: an increase in unearned premiums of $616.8 million due to the timing of, and growth in, our gross premiums written; a reduction in reinsurance recoverable of $205.3 million primarily due to the collection of those balances; and a $139.8 million increase in reinsurance balances payable due to the timing of, and increase in, our premiums ceded, and partially offset by an increase in premiums receivable of $499.7 million due to gross premiums written during the June renewal season, an increase in our prepaid reinsurance premiums of $219.7 million due to the timing of, and increase in, our premiums ceded and a decrease in our reserve for claims and claim expenses of $191.1 million driven by the payment of claims and favorable development on prior accident years net claims and claims expenses during the first six months of 2012. As discussed under “Summary of Results of Operations”, we generated higher underwriting income and higher investment results in the first six months of 2012 compared to the first six months of 2011, which contributed to the increase in cash flows provided by operating activities.
Cash flows used in investing activities. During the first six months of 2012, our cash flows used in investing activities were $280.6 million, principally reflecting our net investment in fixed maturity investments trading of $520.2 million, which was funded primarily by cash provided by our operating activities and net sales of short term investments of $183.6 million.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the first six months of 2012 were $25.6 million, and were principally comprised of net inflows of $160.9 million related to additional third party equity capital raised during the first six months of 2012 in our redeemable noncontrolling interest - DaVinciRe, partially offset by the repurchase of $90.1 million of our common shares, and the payment of $27.7 million and $17.5 million in dividends to our common and preferred shareholders, respectively.
During the first six months of 2011, our cash and cash equivalents decreased $40.0 million, to $237.7 million at June 30, 2011, compared to $277.7 million at December 31, 2010.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first six months of 2011 were $31.0 million, compared to $288.5 million in the first six months of 2010 and were primarily the result of certain adjustments to reconcile our net loss of $269.4 million to net cash provided by operating activities, including: an increase in our reserve for claims and claim expenses of $912.9 million; an increase in unearned premiums of $544.8 million; an increase in reinsurance balances payable of $85.1 million; and partially offset by an increase in premiums receivable and prepaid reinsurance premiums of $611.4 million and $185.0 million, respectively; an increase in deferred acquisition costs of $55.2 million; and net unrealized gains included in other income of $63.1 million principally due to reinsurance contracts accounted for at fair value which experienced net recoverables from the Tohoku earthquake during the first quarter of 2011. As discussed under “Summary of Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011”, we incurred underwriting losses and lower investment results, which contributed to the decrease in cash flows provided by operating activities.
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
Cash flows used in financing activities. Our cash flows used in financing activities in the first six months of 2011 were $475.7 million, principally comprised of the repurchase of $174.8 million of our common shares, the payment of $26.7 million and $17.5 million in dividends to our common and preferred shareholders, respectively, the repurchase of $126.7 million of DaVinciRe shares and the repayment of the outstanding principal of the DaVinciRe revolving credit facility of $200.0 million. Partially offsetting the above cash flows used in financing activities, was a $70.0 million cash inflow related to the redeemable noncontrolling interest portion of the DaVinciRe equity capital raise executed during the second quarter of 2011.

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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At June 30, 2012	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$698,335	$306,158	$160,478	$1,164,971
Specialty	123,978	87,277	247,290	458,545
Total Reinsurance	822,313	393,435	407,768	1,623,516
Lloyd’s	19,219	7,920	74,411	101,550
Insurance	21,605	8,336	46,240	76,181
Total	$863,137	$409,691	$528,419	$1,801,247

At December 31, 2011
(in thousands)
Catastrophe	$681,771	$271,990	$388,147	$1,341,908
Specialty	120,189	49,840	301,589	471,618
Total Reinsurance	801,960	321,830	689,736	1,813,526
Lloyd's	17,909	14,459	55,127	87,495
Insurance	32,944	3,515	54,874	91,333
Total	$852,813	$339,804	$799,737	$1,992,354

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the six months ended June 30, 2012, changes to prior year estimated claims reserves increased (decreased) our net income (loss) by $101.3 million (2011 - $88.8 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.

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
Our estimates of losses from the large events of 2011, 2010 and 2008 are based on factors including currently available information derived from the Company's claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for the 2011 and 2010 events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, September 2010 New Zealand, 2011 New Zealand and Tohoku earthquakes); and in the case of the Australian flooding and the Thailand flooding, significant uncertainty as to the form of the claims and legal issues including, but not limited to, the number, nature and fiscal periods of the loss events under the relevant terms of insurance contracts and reinsurance treaties. In addition, a significant portion of the net claims and claim expenses associated with the New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially with regard to the Tohoku earthquake and Thailand flooding, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2012	2011
Net reserves as of January 1	$1,588,325	$1,156,132
Net incurred related to:
Current year	166,421	868,629
Prior years	(101,318)	(88,831)
Total net incurred	65,103	779,798
Net paid related to:
Current year	18,937	51,578
Prior years	32,021	46,869
Total net paid	50,958	98,447
Total net reserves as of June 30	1,602,470	1,837,483
Reinsurance recoverable as of June 30	198,777	333,245
Total gross reserves as of June 30	$1,801,247	$2,170,728

The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2012	2011
Reinsurance	$(87,963)	$(91,137)
Lloyd's	(10,685)	204
Insurance	(2,670)	2,102
Total	$(101,318)	$(88,831)

For the six months ended June 30, 2012, the prior year net favorable development of $101.3 million included favorable development of $88.0 million, $10.7 million and $2.7 million attributable to our Reinsurance, Lloyd's and Insurance segments, respectively. Within our Reinsurance segment, the catastrophe unit experienced $68.1 million of favorable development on prior years claims and claim expense reserves and the specialty reinsurance unit experienced $19.8 million of favorable development on prior years claims and claim expense reserves.
For the six months ended June 30, 2011, the prior year favorable development of $88.8 million included favorable development of $91.1 million, adverse development of $0.2 million and adverse development of $2.1 million attributable to our Reinsurance, Lloyd's and Insurance segments, respectively. Within our Reinsurance segment, the catastrophe unit experienced $31.5 million of favorable development on prior years claims and claim expense reserves and the specialty reinsurance unit experienced $59.6 million of favorable development on prior years claims and claim expense reserves.

Reinsurance Segment
We review substantially all of our catastrophe reinsurance claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist us in developing our best estimate. This process is judgmental in that it involves reviewing changes in paid and reported claims each period and adjusting our estimates of the ultimate expected claims for each event where there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. The level of our claims associated with certain catastrophes can be very large. For example, within our Reinsurance segment, initial estimated ultimate claims associated with the 2005 hurricanes, Katrina, Rita and Wilma, were over $1.5 billion, the 2008 hurricanes, Gustav and Ike, were over $530 million and the large losses of 2011 (including the 2011 New Zealand earthquake, the Tohoku earthquake, the U.S. tornadoes, flooding in Australia, certain aggregate losses, hurricane Irene and the Thailand floods) were over $1.2 billion. As a result, small percentage changes in the estimated ultimate claims of large catastrophic events can significantly impact our reserves for claims and claim expenses in subsequent periods.
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

The following table details the development of our liability for unpaid claims and claim expenses for our Reinsurance segment for the six months ended June 30, 2012 split between our catastrophe reinsurance unit and our specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Six months ended June 30, 2012	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
U.K. Floods (2007)	$17,271	$—	$17,271
Tohoku Earthquake and Tsunami (2011)	12,025	—	12,025
Hurricanes Katrina, Rita and Wilma (2005)	3,859	2,000	5,859
Hurricane Irene (2011)	4,630	—	4,630
Thailand Floods (2011)	3,932	—	3,932
New Zealand Earthquake (2011)	(5,894)	—	(5,894)
Other	2,221	—	2,221
Total large catastrophe events	38,044	2,000	40,044
Small catastrophe events
Danish Floods (2011)	5,000	—	5,000
U.S. PCS 63 Winter Storm (2011)	2,600	—	2,600
U.S. PCS 42 Winter Storm (2011)	2,560	—	2,560
U.S. PCS 53 Winter Storm (2011)	2,179	—	2,179
Other	11,827	—	11,827
Total small catastrophe events	24,166	—	24,166
Total catastrophe claims and claim expenses	$62,210	$2,000	$64,210
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	$—	$3,422	$3,422
Actuarial assumption changes	5,932	14,399	20,331
Total attritional claims and claim expenses	$5,932	$17,821	$23,753
Total favorable development of prior accident years claims and claim expenses	$68,142	$19,821	$87,963

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit in the six months ended June 30, 2012 of $68.1 million was primarily due to net reductions of $38.0 million arising from the estimated ultimate claims of large catastrophe events, including the 2007 U.K. flooding, the Tohoku earthquake, the 2005 hurricanes, hurricane Irene of 2011 and the 2011 Thailand floods, as reported claims came in better than expected. The remainder of the favorable development of prior accident years claims and claim expenses was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was a $5.9 million increase in net claims and claim expenses from the 2011 New Zealand earthquake primarily as a result of increased cedant gross ultimate loss estimates.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the six months ended June 30, 2012 of $19.8 million includes $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected and $3.4 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
The following table details the development of our liability for unpaid claims and claim expenses for its Reinsurance segment for the six months ended June 30, 2011 split between its catastrophe reinsurance unit and its specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Six months ended June 30, 2011	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
Hurricanes Katrina, Rita and Wilma (2005)	$7,743	$4,108	$11,851
Tropical Cyclone Tasha (2010)	4,016	1,500	5,516
Chile Earthquake (2010)	—	3,750	3,750
U.K. Floods (2007)	3,635	—	3,635
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	2,631	—	2,631
European Windstorm Kyrill (2007)	2,494	—	2,494
New Zealand Earthquake (2010)	(1,972)	—	(1,972)
Total large catastrophe events	18,547	9,358	27,905
Small catastrophe events
U.S. PCS 21 Wildland Fire (2007)	3,000	—	3,000
U.S. PCS 96 Wind and Thunderstorm (2010)	2,107	—	2,107
Other	7,842	—	7,842
Total small catastrophe events	12,949	—	12,949
Total catastrophe claims and claim expenses	$31,496	$9,358	$40,854
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	$23,483	$23,483
Actuarial assumption changes	—	26,800	26,800
Total attritional claims and claim expenses	$—	$50,283	$50,283
Total favorable development of prior accident years claims and claim expenses	$31,496	$59,641	$91,137

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit of $31.5 million in the six months ended June 30, 2011 was due to $18.5 million and $12.9 million related to large and small catastrophe events, respectively. Favorable development of prior accident years claims and claim expenses related to large catastrophe events was primarily related to decreases in estimated ultimate losses on the 2005 hurricanes of $7.7 million, tropical cyclone Tasha of $4.0 million and the 2007 U.K. flooding of $3.6 million, with the remainder due to better than expected claims emergence associated with a number of other large and small catastrophe events.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the six months ended June 30, 2011 of $59.6 million was principally the result of $23.5 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions determined in accordance with our annually scheduled review of our specialty unit actuarial assumptions. In addition, favorable development on large catastrophe events of $9.4 million was principally due to decreases in estimated ultimate losses on the 2005 hurricanes of $4.1 million, the Chilean earthquake of $3.8 million and tropical cyclone Tasha of $1.5 million.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd's segment for the six months ended June 30, 2012 and 2011:

Six months ended June 30,	2012	2011
Catastrophe events	$4,000	$—
Attritional claims and claim expenses	7,970	(204)
Actuarial assumption changes	(1,285)	—
Total	$10,685	$(204)

The favorable development of prior accident years claims and claim expenses within our Lloyd's segment of $10.7 million during the six months ended June 30, 2012 was principally due to decreases in estimated ultimate losses on certain specific events, including $2.0 million related to hurricane Irene and $2.0 million related to the Thailand floods, with the remainder due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology, partially offset by adverse development of $1.3 million due to assumption changes used in our formulaic actuarial reserving methodology.
Insurance Segment
The Company uses the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within its Insurance segment for its property and casualty insurance contracts and quota share reinsurance business. The comments discussed above relating to the Company's reserving techniques and processes for its specialty reinsurance unit within the Company's Reinsurance segment also apply to the Company's Insurance segment. In addition, certain of the Company's coverages may be impacted by natural and man-made catastrophes. The Company estimates claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the Company's catastrophe reinsurance unit discussed above. The following table details the development of the Company's liability for unpaid claims and claim expenses for its Insurance segment for the the six months ended June 30, 2012 and 2011:

Six months ended June 30,	2012	2011
Catastrophe events	$(1,103)	$(150)
Attritional claims and claim expenses	3,773	(1,952)
Total	$2,670	$(2,102)

The favorable development on prior accident years of $2.7 million in the six months ended June 30, 2012 within our Insurance segment was principally due to reductions in reported losses on certain attritional loss contracts. The adverse development of $2.1 million in the six months ended June 30, 2011 on prior accident year claims and claim expenses within the Company's Insurance segment was principally driven by the application of the Company's formulaic actuarial reserving methodology for this business with the increases being due to actual paid and reported claim activity coming in higher than what was originally anticipated when setting the initial reserves.
There were no significant changes made to the actuarial assumptions in the six months ended June 30, 2012 or 2011.

Capital Resources
Our total capital resources are as follows:

	At June 30, 2012	At December 31, 2011	Change
(in thousands)
Common shareholders’ equity	$3,293,010	$3,055,193	$237,817
Preference shares	550,000	550,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,843,010	3,605,193	237,817
5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,293	249,247	46
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	150,000	150,000	—
Renaissance Trading credit facility – borrowed	5,000	4,373	627
Renaissance Trading credit facility – unborrowed	5,000	5,627	(627)
Total capital resources	$4,352,303	$4,114,440	$237,863

In the first six months of 2012, our capital resources increased by $237.9 million, principally due to an increase in shareholders' equity as a result of our comprehensive income attributable to RenaissanceRe of $362.0 million, partially offset by $27.7 million of dividends on our common shares and $91.6 million of common share repurchases as discussed in more detail in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”. There have been no material changes in our capital resources as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, other than noted below.
RenaissanceRe Revolving Credit Facility
Effective May 17, 2012, RenaissanceRe entered into a credit agreement with various banks and financial institutions parties thereto (collectively, the "Lenders"), Wells Fargo Bank, National Association ("Wells Fargo"), as fronting bank, letter of credit administrator and administrative agent for the Lenders, Citibank, N.A. (“Citibank”), as syndication agent, and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint lead bookrunners (the “Credit Agreement”). The Credit Agreement replaces the Credit Agreement, dated as of April 22, 2010, which was terminated concurrently with the effectiveness of the Credit Agreement.
The Credit Agreement provides for a revolving commitment to RenaissanceRe of $150.0 million, including the issuance of letters of credit for the account of RenaissanceRe and RenaissanceRe’s insurance subsidiaries of up to $150.0 million and the issuance of letters of credit for the account of RenaissanceRe’s non-insurance subsidiaries of up to $50.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $250.0 million. Amounts borrowed under the Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Credit Agreement) plus a margin, all as more fully set forth in the Credit Agreement.
The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit RenaissanceRe and its subsidiaries' ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed approximately $2.2 billion and $1.1 billion, respectively (the “Net Worth Requirements”). The Net Worth Requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement. The scheduled commitment maturity date of the Credit Agreement is May 17, 2015.
In the event of the occurrence and continuation of certain events of default, the administrative agent shall, at the request of the Required Lenders (as defined in the Credit Agreement), or may, with the consent of the Required Lenders, among other things, take any or all of the following actions: terminate the Lenders'

obligations to make loans or issue letters of credit, accelerate the outstanding obligations of RenaissanceRe under the Credit Agreement and require RenaissanceRe to cash collateralize the outstanding letter of credit obligations in an amount equal to 103% thereof.
Principal Letter of Credit Facility
Effective May 17, 2012, RenaissanceRe and certain of its affiliates, Renaissance Reinsurance, ROE, Glencoe and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Fourth Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Banks”), Wells Fargo, as issuing bank, administrative agent and collateral agent for the Banks, and certain other agents (the “Reimbursement Agreement”). The Reimbursement Agreement amends and restates in its entirety the Third Amended and Restated Reimbursement Agreement, dated as of April 22, 2010 (the “Prior Reimbursement Agreement”), which was terminated concurrently with the effectiveness of the Reimbursement Agreement.
The Reimbursement Agreement continues to serve as RenaissanceRe's principal secured letter of credit facility and the commitments thereunder expire on May 17, 2015. The Reimbursement Agreement provides a commitment from the Banks in an aggregate amount of $450.0 million, which may be increased up to an amount not to exceed $800.0 million, subject to RenaissanceRe satisfying certain conditions. The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe, the Account Parties and their respective subsidiaries that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate and sell a substantial amount of assets. The Reimbursement Agreement contains certain financial covenants requiring RenaissanceRe and DaVinci to maintain a minimum net worth of approximately $1.8 billion and $675.0 million, respectively, which requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.
Under the Reimbursement Agreement, each Account Party is required to pledge eligible collateral having a value sufficient to cover all of its obligations under the Reimbursement Agreement, including reimbursement obligations for outstanding letters of credit issued for its account. In the case of an event of default under the Reimbursement Agreement, and in certain other circumstances set forth in the Reimbursement Agreement, including, among others, a decrease in the net worth of an Account Party below the level specified therein for such Account Party, a decline in collateral value, and certain failures to maintain specified ratings, the Banks may exercise certain remedies, including conversion of collateral into cash.
Under the Reimbursement Agreement, redeemable preference shares of Renaissance Investment Holdings Ltd. are no longer eligible collateral. Therefore, the Second Amended and Restated RIHL Undertaking and Agreement, dated as of April 22, 2010, entered into in connection with the Prior Reimbursement Agreement, was terminated concurrently with the execution of the Reimbursement Agreement.
At June 30, 2012, we had $272.3 million of letters of credit with effective dates on or before June 30, 2012 outstanding under the Reimbursement Agreement.
Letters of Credit
At June 30, 2012, we had total letters of credit outstanding under all facilities of $446.4 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust ("MBRT") to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to essentially all U.S. states to become

Trusteed Reinsurers. As of June 30, 2012, Renaissance Reinsurance and DaVinci are approved in 46 and 45 U.S. states, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit, to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. New business incepting with cedants domiciled in approved states will be collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at June 30, 2012 with respect to the MBRTs totaled $402.1 million and $153.5 million for Renaissance Reinsurance and DaVinci, respectively.
Renaissance Trading Margin Facility and Guarantees
Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility.  This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $20.0 million guarantee issued by RenaissanceRe.  Interest on amounts outstanding under this facility is at overnight LIBOR plus 75 basis points.  At June 30, 2012, $5.0 million was outstanding under the facility.
At June 30, 2012, RenaissanceRe had provided guarantees in the aggregate amount of $354.3 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.
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
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before March 1, 2012, were for shares of DaVinciRe with a GAAP book value of $50.0 million at June 30, 2012.
On June 1, 2012, DaVinciRe completed an equity raise of $49.3 million from a new third party investor.  In addition, the Company and an existing third party investor each sold $24.7 million in common shares of DaVinciRe to another existing third party investor, for a total of $49.4 million.  In connection with the sale by the Company and the existing third party investor, DaVinciRe retained a $5.0 million holdback, $2.5 million of which is payable to the Company.  As a result of the above transactions, the Company's ownership in DaVinciRe decreased to 31.5% effective retroactively to January 1, 2012. We expect our ownership in DaVinciRe to fluctuate over time.

Investments
The table below shows the aggregate amounts of our invested assets:

	June 30, 2012		December 31, 2011		Change
(in thousands, except percentages)
U.S. treasuries	$1,126,759	17.1%	$885,152	14.3%	$241,607
Agencies	436,691	6.7%	158,561	2.6%	278,130
Non-U.S. government (Sovereign debt)	177,231	2.7%	227,912	3.7%	(50,681)
FDIC guaranteed corporate	29,386	0.4%	423,630	6.8%	(394,244)
Non-U.S. government-backed corporate	393,875	6.0%	641,082	10.3%	(247,207)
Corporate	1,664,722	25.3%	1,206,904	19.4%	457,818
Agency mortgage-backed	592,355	9.0%	441,749	7.1%	150,606
Non-agency mortgage-backed	153,674	2.3%	104,771	1.7%	48,903
Commercial mortgage-backed	470,167	7.1%	325,729	5.2%	144,438
Asset-backed	12,197	0.2%	18,027	0.3%	(5,830)
Total fixed maturity investments, at fair value	5,057,057	76.8%	4,433,517	71.4%	623,540
Short term investments, at fair value	654,912	9.9%	905,477	14.6%	(250,565)
Equity investments trading, at fair value	55,381	0.8%	50,560	0.8%	4,821
Other investments, at fair value	743,568	11.3%	748,984	12.1%	(5,416)
Total managed investment portfolio	6,510,918	98.8%	6,138,538	98.9%	372,380
Investments in other ventures, under equity method	79,692	1.2%	70,714	1.1%	8,978
Total investments	$6,590,610	100.0%	$6,209,252	100.0%	$381,358

At June 30, 2012, we held investments totaling $6.6 billion, compared to $6.2 billion at December 31, 2011, with net unrealized appreciation included in accumulated other comprehensive income of $12.5 million at June 30, 2012, compared to $11.8 million at December 31, 2011. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
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

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2012	December 31, 2011	Change
(in thousands)
Private equity partnerships	$360,268	$367,909	$(7,641)
Senior secured bank loan funds	269,317	257,870	11,447
Catastrophe bonds	106,470	70,999	35,471
Hedge funds	6,243	21,344	(15,101)
Non-U.S. fixed income funds	—	28,862	(28,862)
Miscellaneous other investments	1,270	2,000	(730)
Total other investments	$743,568	$748,984	$(5,416)

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the six months ended June 30, 2012 is a loss of $4.7 million (2011 - $1.4 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $37.2 million of net investment income for the six months ended June 30, 2012 (2011 - $45.4 million). Of this amount, $21.9 million relates to net unrealized gains (2011 - $33.7 million).

We have committed capital to private equity partnerships and other investments of $681.8 million, of which $554.0 million has been contributed at June 30, 2012. Our remaining commitments to these investments at June 30, 2012 totaled $130.1 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2012, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of June 30, 2012, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
CURRENT OUTLOOK
Catastrophe Exposed Market Developments
During 2011, the global insurance and reinsurance markets experienced significant losses from natural catastrophes, including severe flooding in Australia, the series of earthquakes affecting New Zealand, tornadoes in the U.S., hurricane Irene, the flooding which occurred in Thailand over four months and, most materially, the Tohoku earthquake. Overall, we believe these events somewhat depleted the excess capital we estimated was then held by private market insurers and reinsurers in 2010, and were among the factors contributing to a degree of increased demand for certain coverages and solutions, particularly in the impacted regions and in respect of the catastrophe-exposed products in which we specialize. In addition, over this period we believe that demand was favorably impacted by the ongoing adoption of Version 11.0 of the RMS Atlantic Hurricane Model for the U.S., and by the continued low investment return environment. During the June and July 2012 renewal markets we believe that supply, principally from traditional market participants and complemented by alternative capital providers generally offset increased demand, resulting in overall market pricing we estimate to have been approximately flat on a risk-adjusted basis. Moreover, we believe that many of the positive factors impacting market conditions since 2011 have now been absorbed by the market and, we believe, are unlikely to drive further improvement in our core catastrophe-exposed markets absent new developments. Accordingly, we cannot assure you that the increased demand of recent market renewals will be sustained, or that we can continue to improve the size and portfolio quality of our book of business.

According to the National Oceanic and Atmospheric Administration, whose records date back to 1895, 2012 has thus far been the hottest year ever recorded in the U.S. Among other things, the extreme weather experienced, particularly including the severe and ongoing drought conditions throughout most of the Midwestern region of the U.S., has adversely impacted the production of a range of crops, including those subject to the U.S. federal government's multi-peril crop insurance ("MPCI") program. According to industry and government reports, a record number of U.S. farmers reportedly are prepared to abandon their 2012 crop, which may contribute towards significant insured claims for insurers and reinsurers that write MPCI. Preliminary estimates indicate that the total indemnified losses as a result of the Midwest droughts could significantly exceed last year's record of $10 billion, and would be borne primarily by the private carriers who write MPCI, or those who reinsure such carriers, with additional amounts subsidized by the U.S. federal government. We underwrite certain crop-related coverages principally on an excess of loss reinsurance basis with gross premiums written of approximately $8 million in 2012 of which approximately $3 million relates to the U.S. MPCI business. This excess of loss reinsurance is typically written at relatively low rates on line. While meaningful uncertainty remains regarding the impact of the severe U.S. drought conditions on crop prices and yields for the 2012 crop year, we currently believe that the crop insurance industry as a whole will sustain losses, perhaps significant in magnitude, as a result. Accordingly, any such losses could have a net negative impact on our business and operations and would likely be reflected in our third or fourth quarter 2012 results as the losses arise and become known.
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
Market Conditions and Competition
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a relatively soft pricing environment, with pockets of niche or specialty casualty renewals providing more attractive opportunities for stronger or well-positioned reinsurers. We anticipate that persistent low investment returns and, to a degree, balance sheet issues in the broader market may increase demand for coverages on terms that we find attractive. However, we cannot assure you that any increased demand will indeed materialize or that we will be successful in consummating new or expanded transactions.
As described above, we currently anticipate a continued level of healthy demand for our catastrophe coverages over coming periods, offset by ample supplies of private market capital and decreased drivers of new demand. In addition, the relatively attractive prevailing market conditions for many of the products in which we specialize could also be offset by adverse or unforeseen factors. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims paying ability and other client service will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, which have generally grown dramatically in recent years, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of tropical cyclones experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue in the future. At the same time, certain markets we target continue to be impacted by fundamental weakness experienced by primary insurers, due to ongoing economic weakness and, in many cases, inadequate primary insurance rate levels, including without limitation insurers operating on an admitted basis in Florida. These conditions, which occurred in a period characterized by relatively low insured catastrophic losses for these respective regions, have contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods.
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
In June 2012, Congress passed the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012, which provided for a five-year renewal of the National Flood Insurance Program (“NFIP”) and effected substantial reforms in the program. The NFIP had not been subject to a long-term renewal since 2004. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) is explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program's risk. FEMA is required to submit a report on this assessment within six months of enactment. The bill also increased the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allows multi-family properties to purchase NFIP polices; and introduces minimum deductibles for flood claims. We believe that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. However, we cannot assure you that the bill will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
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
In May 2011, the Florida legislature passed Florida Senate bill 408 (“SB 408”), relating principally to property insurance. Among other things, SB 408 requires an increase in minimum capital and surplus for newly licensed Florida domestic insurers from $5.0 million to $15.0 million; institutes a 3-year claims filing deadline for new and reopened claims from the date of a hurricane or windstorm; allows an insurer to offer coverage where replacement cost value is paid, but initial payment is limited to actual cash value; allows admitted insurers to seek rate increases up to 15% to adjust for third party reinsurance costs; and institutes a range of reforms relating to various matters that have increased the costs of insuring sinkholes in Florida.

While we believe SB 408 should contribute over time to stabilization of the Florida market, legislation intended to further reform and stabilize Citizens was not passed in the 2011 or 2012 legislative sessions.
On February 16, 2012, the Florida Senate Banking and Insurance Committee approved, with one dissenting vote, legislation to reform the FHCF and solidify its financial fund. The bill provided for incremental reductions in the FHCF limit which admitted carriers are mandated to buy from the FHCF from an industry aggregate of $17.0 billion to $12.0 billion by 2015; would have reduced the 90% purchase option (the percentage of the FHCF mandatory coverage layer a company purchases) which is selected by most insurers to 75% by 2015; and would have increased the industry wide "retention", or deductible, from $7.3 to $8.0 billion. While the bill did not pass the full legislature in 2012, its sponsor has announced an intention to reintroduce the legislation in 2013. We cannot estimate the likelihood of enactment, or the possible final form of this or similar legislation.
We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the ongoing instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2011, an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. The advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims paying capacity of Citizens and the FHCF. In May 2012, the FHCF Advisory Council approved official bonding capacity estimates in respect of the current contract year, reflecting the amount of post-catastrophe bonding currently estimated to be achievable by the FHCF's management and lead financial advisor.  The FHCF projected a 2012 year-end fund balance of approximately $8.5 billion, and a total bonding capacity estimate of $7.0 billion; given the FHCF's total potential claims-paying obligation of $17.3 billion, this estimated claims-paying capacity of approximately $15.6 billion was therefore estimated by the FHCF's lead adviser to reflect a potential shortfall of $1.8 billion in respect of an initial season or event.  Any inability, or delay, in the claims paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. The FHCF and the Florida Office of Insurance Regulation ("OIR") have each estimated that even partial failure, or deferral, of the FHCF's ability to pay claims in full could substantially weaken numerous private insurers, with the OIR having estimated that a 25% shortfall in the FHCF's claims-paying capacity could cause as many as 24 of the top 50 insurers in the state to have less than the statutory minimum surplus of $5.0 million, with such insurers representing approximately 35% of the market based on premium volume, or approximately 2.2 million policies. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products, to collect premiums we may be owed on policies we have already written, to renew business with our customers for future periods, or have other adverse impacts, some of which may be difficult to foresee, and could therefore have a material adverse effect on our operations.
Internationally, in the wake of the large natural catastrophes in 2011 a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring flood risk in the U.K., flood risk in Australia and earthquake risk in New Zealand. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
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

•
the inherent uncertainties in our reserving process, particularly as regards the large catastrophic events of 2010 and 2011, and also including those related to the 2005 and 2008 catastrophes, which uncertainties could increase as the product classes we offer evolve over time;

•
risks relating to adverse legislative developments that could reduce the size of the private markets we serve, or impede their future growth, including proposals to shift U.S. catastrophe risks to federal mechanisms; similar proposals at the state level in the U.S., including the risk of new legislation in Florida to expand the reinsurance coverages offered by the FHCF and the insurance policies written by state-sponsored Citizens, or failing to implement reforms to reduce such coverages; and the risk that new legislation will be enacted in the international markets we serve which might reduce market opportunities in the private sector, weaken our customers or otherwise adversely impact us;

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

•
the impact of the perceived inability of the U.S. to continue to pay its debt obligations when due, including the downgrade of U.S. government securities by Standard & Poor's, and the resulting effect on the value of securities in our investment portfolio as well as the uncertainty in the market generally;

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

•
risks that certain of our new or potentially expanding business lines could have a significant negative impact on our financial results or cause significant volatility in our results for any particular period, including risks relating to our weather and energy risk operations, whose results may be more volatile than we estimate;

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2012, the Company's disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 22, 2012, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended June 30, 2012, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
April 1 - 30, 2012	—	$—	—	$—	—	$—	—
May 1 - 31, 2012	160,042	$76.84	1,514	$79.74	158,528	$76.81	(12.2)
June 1 - 30, 2012	1,019,539	$74.36	—	$—	1,019,539	$74.36	(75.8)
Total	1,179,581	$74.70	1,514	$79.74	1,178,067	$74.69	$412.0

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. Subsequent to June 30, 2012 and through the period ending July 30, 2012, the Company has repurchased approximately 71 thousand common shares in open market transactions at an aggregate cost of $5.3 million and at an average share price of $74.21.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

10.1
Credit Agreement, dated as of May 17, 2012, by and among RenaissanceRe Holdings Ltd., various banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, Citibank, N.A., as Syndication Agent, and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Bookrunners. (1)

10.2
Fourth Amended and Restated Reimbursement Agreement, dated as of May 17, 2012, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., the banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the lenders, and certain other agents. (1)

31.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Neill A. Currie, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on May 22, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	August 1, 2012
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	August 1, 2012
Mark A. Wilcox