Form 10-Q
period 2012-09-30
RENAISSANCERE HOLDINGS LTD
filed 2012-11-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at October 31, 2012 was 48,156,329.

RENAISSANCERE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	September 30, 2012	December 31, 2011
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value
(Amortized cost $4,971,116 and $4,265,929 at September 30, 2012 and December 31, 2011, respectively)	$5,089,540	$4,291,465
Fixed maturity investments available for sale, at fair value
(Amortized cost $82,045 and $130,669 at September 30, 2012 and December 31, 2011, respectively)	94,826	142,052
Short term investments, at fair value	679,356	905,477
Equity investments trading, at fair value	57,617	50,560
Other investments, at fair value	752,000	748,984
Investments in other ventures, under equity method	82,212	70,714
Total investments	6,755,551	6,209,252
Cash and cash equivalents	249,123	216,984
Premiums receivable	701,240	471,878
Prepaid reinsurance premiums	189,592	58,522
Reinsurance recoverable	209,490	404,029
Accrued investment income	37,327	33,523
Deferred acquisition costs	83,222	43,721
Receivable for investments sold	344,367	117,117
Other assets	215,008	180,992
Goodwill and other intangible assets	8,588	8,894
Total assets	$8,793,508	$7,744,912
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,782,680	$1,992,354
Unearned premiums	718,261	347,655
Debt	358,595	353,620
Reinsurance balances payable	356,136	256,883
Payable for investments purchased	576,052	303,264
Other liabilities	206,709	211,369
Liabilities of discontinued operations held for sale	1,318	13,507
Total liabilities	3,999,751	3,478,652
Commitments and Contingencies
Redeemable noncontrolling interest – DaVinciRe	950,822	657,727
Shareholders’ Equity
Preference Shares: $1.00 par value – 22,000,000 shares issued and outstanding at September 30, 2012 (December 31, 2011 – 22,000,000)	550,000	550,000
Common shares: $1.00 par value – 48,228,296 shares issued and outstanding at September 30, 2012 (December 31, 2011 – 51,542,955)	48,228	51,543
Accumulated other comprehensive income	14,067	11,760
Retained earnings	3,226,661	2,991,890
Total shareholders’ equity attributable to RenaissanceRe	3,838,956	3,605,193
Noncontrolling interest	3,979	3,340
Total shareholders’ equity	3,842,935	3,608,533
Total liabilities, noncontrolling interests and shareholders’ equity	$8,793,508	$7,744,912
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2012 and 2011
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Gross premiums written	$136,359	$139,938	$1,467,846	$1,392,006
Net premiums written	$105,035	$103,010	$1,025,240	$983,580
Increase in unearned premiums	157,588	126,214	(239,536)	(231,640)
Net premiums earned	262,623	229,224	785,704	751,940
Net investment income (loss)	45,164	(27,940)	126,878	65,669
Net foreign exchange gains (losses)	3,001	(2,650)	3,951	(6,511)
Equity in earnings (losses) of other ventures	4,310	4,794	16,626	(13,831)
Other (loss) income	(881)	(2,015)	(28,686)	42,963
Net realized and unrealized gains on investments	76,258	16,983	153,374	46,748
Total other-than-temporary impairments	—	(498)	(395)	(498)
Portion recognized in other comprehensive income, before taxes	—	49	52	49
Net other-than-temporary impairments	—	(449)	(343)	(449)
Total revenues	390,475	217,947	1,057,504	886,529
Expenses
Net claims and claim expenses incurred	73,215	77,830	138,318	857,628
Acquisition expenses	24,438	26,057	74,157	72,275
Operational expenses	42,390	42,169	126,180	126,298
Corporate expenses	3,850	3,582	12,728	9,657
Interest expense	5,891	5,722	17,325	17,647
Total expenses	149,784	155,360	368,708	1,083,505
Income (loss) from continuing operations before taxes	240,691	62,587	688,796	(196,976)
Income tax (expense) benefit	(144)	1,435	(1,005)	3,260
Income (loss) from continuing operations	240,547	64,022	687,791	(193,716)
(Loss) income from discontinued operations	(54)	(965)	1,166	(12,585)
Net income (loss)	240,493	63,057	688,957	(206,301)
Net (income) loss attributable to noncontrolling interests	(51,083)	(5,044)	(138,348)	58,545
Net income (loss) attributable to RenaissanceRe	189,410	58,013	550,609	(147,756)
Dividends on preference shares	(8,750)	(8,750)	(26,250)	(26,250)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$180,660	$49,263	$524,359	$(174,006)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – basic	$3.67	$0.98	$10.36	$(3.19)
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share – basic	—	(0.02)	0.02	(0.25)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$3.67	$0.96	$10.38	$(3.44)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.62	$0.97	$10.22	$(3.19)
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share – diluted	—	(0.02)	0.02	(0.25)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.62	$0.95	$10.24	$(3.44)
Dividends per common share	$0.27	$0.26	$0.81	$0.78
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Comprehensive income (loss)
Net income (loss)	$240,493	$63,057	$688,957	$(206,301)
Change in net unrealized gains on investments	1,536	(6,890)	2,359	(8,688)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	(49)	(52)	(49)
Comprehensive income (loss)	242,029	56,118	691,264	(215,038)
Net (income) loss attributable to noncontrolling interests	(51,083)	(5,044)	(138,348)	58,545
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	—	6
Comprehensive (income) loss attributable to noncontrolling interests	(51,083)	(5,044)	(138,348)	58,551
Comprehensive income (loss) attributable to RenaissanceRe	$190,946	$51,074	$552,916	$(156,487)
Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains (losses) on investments and net other-than-temporary impairments	$2,293	$(4,320)	$4,822	$(3,418)
Net realized gains on fixed maturity investments available for sale	(757)	(3,019)	(2,806)	(5,713)
Net other-than-temporary impairments recognized in earnings	—	449	343	449
Change in net unrealized gains on investments	$1,536	$(6,890)	$2,359	$(8,682)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Preference shares
Balance – January 1	$550,000	$550,000
Balance – September 30	550,000	550,000
Common shares
Balance – January 1	51,543	54,110
Repurchase of shares	(3,619)	(2,655)
Exercise of options and issuance of restricted stock awards	304	332
Balance – September 30	48,228	51,787
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	(19,423)	546
Change in redeemable noncontrolling interest	7,176	(305)
Exercise of options and issuance of restricted stock awards	12,247	9,090
Balance – September 30	—	9,331
Accumulated other comprehensive income
Balance – January 1	11,760	19,823
Change in net unrealized gains on investments	2,359	(8,682)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	(52)	(49)
Balance – September 30	14,067	11,092
Retained earnings
Balance – January 1	2,991,890	3,312,392
Net income (loss)	688,957	(206,301)
Net (income) loss attributable to noncontrolling interests	(138,348)	58,545
Repurchase of shares	(248,847)	(172,683)
Dividends on common shares	(40,741)	(40,099)
Dividends on preference shares	(26,250)	(26,250)
Balance – September 30	3,226,661	2,925,604
Noncontrolling interest	3,979	3,227
Total shareholders’ equity	$3,842,935	$3,551,041

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012 and 2011
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows provided by operating activities
Net income (loss)	$688,957	$(206,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization, accretion and depreciation	45,303	27,040
Equity in undistributed (earnings) losses of other ventures	(12,309)	14,552
Net realized and unrealized gains on investments	(153,374)	(46,748)
Net other-than-temporary impairments	343	449
Net unrealized gains included in net investment income (loss)	(35,115)	(16,018)
Net unrealized losses included in other (loss) income	10,713	1,542
Change in:
Premiums receivable	(229,362)	(373,083)
Prepaid reinsurance premiums	(131,070)	(103,904)
Reinsurance recoverable	194,539	(332,842)
Deferred acquisition costs	(39,501)	(35,577)
Reserve for claims and claim expenses	(209,674)	968,162
Unearned premiums	370,606	337,413
Reinsurance balances payable	99,253	(397)
Other	(63,643)	(39,802)
Net cash provided by operating activities	535,666	194,486
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	6,287,723	4,771,628
Purchases of fixed maturity investments trading	(6,886,239)	(4,353,649)
Proceeds from sales and maturities of fixed maturity investments available for sale	47,925	97,302
Purchases of fixed maturity investments available for sale	—	(4,092)
Purchases of equity investments trading	—	(47,996)
Net sales (purchases) of short term investments	170,162	(535,055)
Net sales of other investments	41,262	26,878
Net purchases of investments in other ventures	—	(21,000)
Net (purchases) sales of other assets	(4,204)	58,568
Net proceeds from sale of discontinued operations held for sale	—	269,520
Net cash (used in) provided by investing activities	(343,371)	262,104
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(40,741)	(40,099)
Dividends paid – preference shares	(26,250)	(26,250)
RenaissanceRe common share repurchases	(257,461)	(174,792)
Net drawdown (repayment) of debt	4,907	(200,000)
Net third party DaVinciRe share transactions	157,999	(59,357)
Net cash used in financing activities	(161,546)	(500,498)
Effect of exchange rate changes on foreign currency cash	1,390	1,228
Net increase (decrease) in cash and cash equivalents	32,139	(42,680)
Cash and cash equivalents, beginning of period	216,984	277,738
Cash and cash equivalents, end of period	$249,123	$235,058

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

•
RenaissanceRe Syndicate 1458 (“Syndicate 1458”) is the Company’s Lloyd’s syndicate which was licensed to start writing certain lines of insurance and reinsurance business effective June 1, 2009. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), a wholly owned subsidiary of RenaissanceRe, is Syndicate 1458’s sole corporate member and RenaissanceRe Syndicate Management Ltd. (“RSML”), a wholly owned subsidiary of RenaissanceRe from November 2, 2009, is the managing agent for Syndicate 1458.

•
The Company, through Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (“REAL”), transacts certain derivative-based risk management products primarily to address weather and energy risk and engages in hedging and trading activities related to those transactions.

•
On November 18, 2010, RenaissanceRe entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) with QBE Holdings, Inc. (“QBE”) to sell substantially all of its U.S.-based insurance operations including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National Inc. (“Agro National”), its commercial property insurance operations and its claims operations. At December 31, 2010, the Company classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented in the Company's consolidated financial statements as “discontinued operations” for all periods presented. On March 4, 2011, RenaissanceRe and QBE closed the transaction contemplated by the Stock Purchase Agreement. Refer to “Note 3. Discontinued Operations,” for more information.

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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”), which amends FASB ASC Topic Financial Services - Insurance. ASU 2010-26 modifies the definition of the types of costs that can be capitalized in relation to the acquisition of new and renewal insurance contracts. The amended guidance requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts in order to be capitalized as a deferred acquisition cost. Capitalized costs would include incremental direct costs, such as commissions paid to brokers. Additionally, the portion of employee salaries and benefits directly related to time spent for acquired contracts would be capitalized. Costs that fall outside the revised definition must be expensed when incurred. ASU 2010-26 became effective for fiscal periods beginning on or after December 15, 2011, and as a result, the Company adopted ASU 2010-26 effective January 1, 2012. The adoption of ASU 2010-26 did not have a material impact on the Company's consolidated statements of operations and financial condition.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Disclosures About Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation of the new disclosure required. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's consolidated financial statements.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 simplifies the guidance for testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an organization the option to first assess the qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3. DISCONTINUED OPERATIONS
U.S.-Based Insurance Operations
On November 18, 2010, RenaissanceRe entered into a Stock Purchase Agreement with QBE to sell substantially all of its U.S.-based insurance operations, including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National, its commercial property insurance operations and its claims operations.  At December 31, 2010, the Company classified the assets and liabilities associated with this transaction as held for sale and the assets and liabilities were recorded at the lower of the carrying value or fair value less costs to sell. The financial results for these operations have been presented as discontinued operations in the Company's consolidated statements of operations for all periods presented.
Consideration for the transaction was book value at December 31, 2010, for the aforementioned businesses, payable in cash at closing and subject to adjustment for certain tax and other items. The transaction closed on March 4, 2011 and net consideration of $269.5 million was received by RenaissanceRe.
Pursuant to the Stock Purchase Agreement, RenaissanceRe was subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010 (the “Reserve Collar”). Subsequent to the post-closing review, RenaissanceRe was liable to pay, or otherwise reimburse QBE amounts up to $10.0 million for net adverse development on prior accident years net claims and claim expenses. Conversely, if prior accident years net claims and claim expenses experienced net favorable development, QBE was liable to pay, or otherwise reimburse RenaissanceRe amounts up to $10.0 million.
During 2011, the Company recognized a $10.0 million liability and corresponding expense in liabilities of discontinued operations held for sale and (loss) income from discontinued operations, respectively, due to purported net adverse development on prior accident years net claims and claim expenses associated with the Reserve Collar.  Effective May 23, 2012, RenaissanceRe and QBE reached an agreement in respect of the Reserve Collar, and RenaissanceRe paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar and recorded a gain of $1.0 million in income from discontinued operations during the second quarter of 2012.
NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2012	December 31, 2011
U.S. treasuries	$1,178,345	$885,152
Agencies	426,067	158,561
Non-U.S. government (Sovereign debt)	156,473	216,916
FDIC guaranteed corporate	14,105	423,630
Non-U.S. government-backed corporate	371,186	640,757
Corporate	1,709,229	1,187,437
Agency mortgage-backed	571,028	428,042
Non-agency mortgage-backed	206,156	82,096
Commercial mortgage-backed	447,945	255,885
Asset-backed	9,006	12,989
Total fixed maturity investments trading	$5,089,540	$4,291,465

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Corporate	$9,472	$1,051	$(125)	$10,398	$(46)
Agency mortgage-backed	8,980	815	—	9,795	—
Non-agency mortgage-backed	15,329	3,149	(15)	18,463	(863)
Commercial mortgage-backed	43,910	7,639	(3)	51,546	—
Asset-backed	4,354	270	—	4,624	—
Total fixed maturity investments available for sale	$82,045	$12,924	$(143)	$94,826	$(909)

		Included in Accumulated Other Comprehensive Income
At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Non-U.S. government (Sovereign debt)	$10,087	$921	$(12)	$10,996	$—
Non-U.S. government-backed corporate	312	13	—	325	—
Corporate	18,449	1,535	(517)	19,467	(176)
Agency mortgage-backed	12,636	1,071	—	13,707	—
Non-agency mortgage-backed	21,097	1,862	(284)	22,675	(1,837)
Commercial mortgage-backed	63,269	6,576	(1)	69,844	—
Asset-backed	4,819	219	—	5,038	—
Total fixed maturity investments available for sale	$130,669	$12,197	$(814)	$142,052	$(2,013)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
At September 30, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$417,241	$417,618	$112	$104	$417,353	$417,722
Due after one through five years	2,600,399	2,630,258	2,892	3,064	2,603,291	2,633,322
Due after five through ten years	630,006	665,788	5,051	5,620	635,057	671,408
Due after ten years	126,717	141,741	1,417	1,610	128,134	143,351
Mortgage-backed	1,188,134	1,225,129	68,219	79,804	1,256,353	1,304,933
Asset-backed	8,619	9,006	4,354	4,624	12,973	13,630
Total	$4,971,116	$5,089,540	$82,045	$94,826	$5,053,161	$5,184,366

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2012	December 31, 2011
Financial institution securities	$57,617	$50,560

Pledged Investments
At September 30, 2012, $1,270.7 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company's principal letter of credit facility. Of this amount, $515.1 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Net Investment Income (Loss), Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

Three months ended September 30,	2012	2011
Fixed maturity investments	$24,785	$11,435
Short term investments	219	281
Equity investments	181	171
Other investments
Hedge funds and private equity investments	10,383	(25,702)
Other	12,737	(11,665)
Cash and cash equivalents	63	66
	48,368	(25,414)
Investment expenses	(3,204)	(2,526)
Net investment income (loss)	$45,164	$(27,940)

Nine months ended September 30,	2012	2011
Fixed maturity investments	$73,554	$63,774
Short term investments	953	1,309
Equity investments	532	297
Other investments
Hedge funds and private equity investments	28,443	6,035
Other	31,882	2,000
Cash and cash equivalents	143	152
	135,507	73,567
Investment expenses	(8,629)	(7,898)
Net investment income	$126,878	$65,669

Net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

Three months ended September 30,	2012	2011
Gross realized gains	$19,891	$38,054
Gross realized losses	(2,811)	(6,099)
Net realized gains on fixed maturity investments	17,080	31,955
Net unrealized gains on fixed maturity investments trading	56,942	(13,007)
Net unrealized gains (losses) on equity investments trading	2,236	(1,965)
Net realized and unrealized gains on investments	$76,258	$16,983
Total other-than-temporary impairments	$—	$(498)
Portion recognized in other comprehensive income, before taxes	—	49
Net other-than-temporary impairments	$—	$(449)

Nine months ended September 30,	2012	2011
Gross realized gains	$75,635	$64,046
Gross realized losses	(13,055)	(22,872)
Net realized gains on fixed maturity investments	62,580	41,174
Net unrealized gains on fixed maturity investments trading	83,737	7,963
Net unrealized gains on equity investments trading	7,057	(2,389)
Net realized and unrealized gains on investments	$153,374	$46,748
Total other-than-temporary impairments	$(395)	$(498)
Portion recognized in other comprehensive income, before taxes	52	49
Net other-than-temporary impairments	$(343)	$(449)

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$549	$(44)	$673	$(81)	$1,222	$(125)
Non-agency mortgage-backed	—	—	96	(15)	96	(15)
Commercial mortgage-backed	2,522	(3)	—	—	2,522	(3)
Total	$3,071	$(47)	$769	$(96)	$3,840	$(143)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government (Sovereign debt)	$915	$(9)	$42	$(3)	$957	$(12)
Corporate	3,935	(385)	412	(132)	4,347	(517)
Non-agency mortgage-backed	8,024	(224)	798	(60)	8,822	(284)
Commercial mortgage-backed	—	—	455	(1)	455	(1)
Total	$12,874	$(618)	$1,707	$(196)	$14,581	$(814)

At September 30, 2012, the Company held 33 fixed maturity investments available for sale securities that were in an unrealized loss position, including 15 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the nine months ended September 30, 2012 and 2011, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the nine months ended September 30, 2012, the Company recognized $Nil other-than-temporary impairments due to the Company’s intent to sell these securities as of September 30, 2012 (2011 – $Nil).
In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2012, the Company recognized $Nil of other-than-temporary impairments due to required sales (2011 – $Nil).
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
Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the nine months ended September 30, 2012, the Company recognized $0.3 million of other-than-temporary impairments which were recognized in earnings and $52 thousand related to other factors which were recognized in other comprehensive income (2011 – $0.4 million and $49 thousand, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	2012	2011
Balance – July 1	$176	$2,629
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	30
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	134
Reductions:
Securities sold during the period	(51)	(2,256)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – September 30	$125	$537

	2012	2011
Balance – January 1	$564	$3,098
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	11	30
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	50	134
Reductions:
Securities sold during the period	(500)	(2,725)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – September 30	$125	$537

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,178,345	$1,178,345	$—	$—
Agencies	426,067	—	426,067	—
Non-U.S. government (Sovereign debt)	156,473	—	156,473	—
FDIC guaranteed corporate	14,105	—	14,105	—
Non-U.S. government-backed corporate	371,186	—	371,186	—
Corporate	1,719,627	—	1,691,874	27,753
Agency mortgage-backed	580,823	—	580,823	—
Non-agency mortgage-backed	224,619	—	224,619	—
Commercial mortgage-backed	499,491	—	499,491	—
Asset-backed	13,630	—	13,630	—
Total fixed maturity investments	5,184,366	1,178,345	3,978,268	27,753
Short term investments	679,356	—	679,356	—
Equity investments trading	57,617	57,617	—	—
Other investments
Private equity partnerships	359,880	—	—	359,880
Senior secured bank loan funds	279,839	—	252,809	27,030
Catastrophe bonds	106,319	—	106,319	—
Hedge funds	5,962	—	—	5,962
Total other investments	752,000	—	359,128	392,872
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	5,945	—	—	5,945
Derivatives (1)	24,383	74	27,670	(3,361)
Other	11,451	(7,818)	—	19,269
Total other assets and (liabilities)	41,779	(7,744)	27,670	21,853
	$6,715,118	$1,228,218	$5,044,422	$442,478

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
U.S. treasuries
Level 1 - At September 30, 2012, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.4% and a weighted average credit quality of AA (December 31, 2011 - 0.6% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2012, the Company’s agency fixed maturity investments had a weighted average effective yield of 0.6% and a weighted average credit quality of AA (December 31, 2011 - 0.5% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrates other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at September 30, 2012, had a weighted average effective yield of 1.8% and a weighted average credit quality of AA (December 31, 2011 - 2.3% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
FDIC guaranteed corporate
Level 2 - The Company’s FDIC guaranteed corporate fixed maturity investments had a weighted average effective yield of 0.5% and a weighted average credit quality of AA at September 30, 2012 (December 31, 2011 - 0.3% and AA, respectively). The issuers consist of well known corporate issuers who participate in the FDIC program. The Company’s FDIC guaranteed corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 0.8% and a weighted average credit quality of AAA at September 30, 2012 (December 31, 2011 - 1.4% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2012, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 2.5% and a weighted average credit quality of A (December 31, 2011 - 4.2% and A, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At September 30, 2012, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 0.9%, a weighted average credit quality of AA and a weighted average life of 2.5 years (December 31, 2011 - 1.5%, AA and 2.6 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced ("TBA") market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At September 30, 2012, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 3.8%, a weighted average credit quality of BBB, and a weighted average life of 4.4 years (December 31, 2011 - 8.0%, BBB and 3.3 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2012 have a weighted average effective yield of 5.4%, a weighted average credit quality of BBB and a weighted average life of 4.9 years (December 31, 2011 - 9.1%, A and 3.8 years, respectively) . Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (”OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at September 30, 2012 have a weighted average effective yield of 1.8%, a weighted average credit quality of AA, and a weighted average life of 3.7 years (December 31, 2011 - 3.2%, AA and 4.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2012, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.9%, a weighted average credit quality of AAA and a weighted average life of 3.5 years (December 31, 2011 - 0.9%, AAA and 1.8 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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
Other investments
Senior secured bank loan funds
Level 2 - At September 30, 2012, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are determined using the net asset value per share of the funds. Investments of $252.8 million are redeemable, in part on a monthly basis, or in whole over a three month period.
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
Other assets and liabilities
Derivatives
Level 1 and Level 2 - Other assets and liabilities include certain other derivatives entered into by the Company. The fair value of these transactions include certain exchange traded foreign currency forward contracts which are considered Level 1, and certain credit derivatives, determined using standard industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs, including credit spreads, credit ratings of the underlying referenced security, the risk free rate and the contract term. In addition, included in Level 2 are certain exchange traded weather and energy related derivatives primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and can be illiquid in nature. In these instances, the Company utilizes information from the most recent trade to establish fair value.
Other
Level 1 - The liabilities measured at fair value and included in Level 1 at September 30, 2012 of $7.8 million are principally cash settled restricted stock units (“CSRSU”) that form part of the Company's compensation program. The fair value of the Company's CSRSUs is determined using observable exchange traded prices for the Company's common shares.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2012	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$17,499	Discounted cash flow ("DCF")	Credit spread (U)	n/a	n/a	5.0%
			Illiquidity premium (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.1%
			Dividend rate (O)	n/a	n/a	5.9%
	10,254	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	27,753
Other investments
Private equity partnerships	359,880	Net asset valuation	Estimated performance (U)	(14.9)%	34.0%	2.6%
Senior secured bank loan funds	27,030	Net asset valuation	Estimated performance (U)	n/a	n/a	2.9%
Hedge funds	5,962	Net asset valuation	Estimated performance (U)	(1.3)%	0.0%	(0.1)%
Total other investments	392,872
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	5,945	Internal valuation model	Net premiums written (O)	—	$12.3 million	See below
			Contract period (O)	183 days	365 days	See below
			Net reserve for claims and claim expenses (U)	—	—	See below
Weather and energy related derivatives	(3,361)	Spread option; Quanto; Black Scholes; Simulation	Correlation (U)	0	1	See below
			Volatility (U)	9.4%	114.0%	See below
			Commodity curve (U)	$2.57	$94.56	See below
			Weather curve (U)	28	5,543	See below
			Counterparty default risk (U)	0.0%	22.5%	See below
Other	18,019	Net asset valuation	Estimated performance (U)	n/a	n/a	(2.2)%
	1,250	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total other assets and (liabilities)	21,853
	$442,478

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company's corporate fixed maturity investments is an investment with a fair value of $17.5 million in the preferred equity of a property and casualty insurance group organized to market residential property insurance in North America. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available to it. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At September 30, 2012, the dividend rate was 5.9%. In addition, the Company has estimated an illiquidity premium of 1.0%, a risk-free rate of 0.1% and a credit spread of 5.0%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company's investment in corporate fixed maturity investments determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, illiquidity premium and the risk-free rate.
In addition, the Company's corporate fixed maturity investments include an investment with a fair value of $10.3 million at September 30, 2012 in the preferred equity of a company that provides insurance for a variety of veterinarian costs, including surgeries, medication and diagnostic testing. When utilizing an internal valuation model to determine the fair value of this investment, the Company uses a combination of quantitative and qualitative factors, which may include, but are not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts, capital transactions and third party valuations. In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparableness of that transaction and incorporate it into its internal valuation model accordingly. Recent private market transactions of investments similar to that held by the Company have been used to determine the fair value of $10.3 million at September 30, 2012, as the Company believes it represents the price that would be received upon the sale of its investment in an orderly transaction among market participants. Consequently, should future relevant private market transactions occur, the Company will re-evaluate the information available used to determine fair value of this investment and record any adjustments to fair value in its consolidated statements of operations.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $359.9 million of investments in private equity partnerships at September 30, 2012 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended September 30, 2012 was negative 14.9% to positive 34.0% with a weighted average of positive 2.6%. The fair value of the Company's investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited financial statements to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner's interest.
Senior secured bank loan funds
Level 3 - The Company has $27.0 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in these funds result in a lack of current observable market transactions between the fund participants and the funds, and therefore, the Company considers the fair value of its investment in these funds to be determined using Level 3 inputs. The Company obtains and reviews the latest audited financial statements to attempt to ensure that these funds are following fair value principles consistent with GAAP in determining the net asset value.
Hedge funds
Level 3 - The Company has $6.0 million of hedge fund investments that are invested in so called "side pockets" or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments are determined by adjusting the previous periods' reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited financial statements to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - The $5.9 million fair value of the Company's assumed and ceded (re)insurance contracts accounted for at fair value is obtained through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. The most significant unobservable inputs are the reserve for claims and claim expenses and losses recoverable. Generally, an increase (decrease) in the reserve for claims and claim expenses, or a decrease (increase) in losses recoverable, would result in a decrease (increase) to the fair value of the Company's assumed and ceded (re)insurance contracts.
Derivatives
Level 3 - Derivatives measured at fair value include net liabilities of $3.4 million related to proprietary, non-exchange traded derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and in instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value and are considered Level 3. These models may reference prices for similar instruments.

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
Other
Level 3 - The Company has an investment of $18.0 million at September 30, 2012 in the common equity of a mortgage insurance company which provides private capital to lenders and investors that supports financing for homeowner mortgages. The fair value of this investment is based on the net asset value obtained from the management of the mortgage insurance company and incorporates both actual and expected results for the current period. The fair value of the Company's investment is positively correlated to the net asset valuation. The Company also considers factors such as recent financial information, the value of capital transactions with the mortgage insurance company and management's judgment regarding whether any adjustments should be made to the net asset value.
The Company also has an investment in the preferred equity of a company that develops online risk management products primarily focused on motor fuels risk, more specifically, structuring products, sourcing the risk and facilitating the settlement of capital. The fair value of this investment at September 30, 2012 of $1.3 million was determined using recent private market transactions. In instances where private market transactions are not available, the fair value is measured using a number of qualitative and quantitative factors, including but not limited to a net asset estimation of the company, projected earnings, private market transactions, and any other information that may be available to the Company. At September 30, 2012, the Company determined that the fair value of its investment was appropriate when compared to the net asset position of the company and recent private market transactions. Should the net asset position of the company increase, the fair value of the Company's investment would also increase.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments, trading	Other investments	Other assets and (liabilities)	Total
Balance – July 1, 2012	$27,775	$390,505	$34,185	$452,465
Total unrealized gains (losses)
Included in net investment income (loss)	(22)	7,961	—	7,939
Included in other (loss) income	—	—	(13,700)	(13,700)
Total realized gains
Included in net investment income (loss)	—	—	—	—
Included in other (loss) income	—	—	994	994
Total foreign exchange gains	—	682	161	843
Purchases	—	10,589	19,845	30,434
Sales	—	(899)	(10,244)	(11,143)
Settlements	—	(15,966)	(9,388)	(25,354)
Net transfers into Level 3	—	—	—	—
Balance – September 30, 2012	$27,753	$392,872	$21,853	$442,478
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income (loss)	$(22)	$7,961	$—	$7,939
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other (loss) income	$—	$—	$(4,882)	$(4,882)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments, trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2012	$27,761	$396,526	$28,526	$452,813
Total unrealized gains (losses)
Included in net investment income (loss)	(8)	24,055	—	24,047
Included in other (loss) income	—	—	(10,713)	(10,713)
Total realized losses
Included in net investment income (loss)	—	—	—	—
Included in other (loss) income	—	—	(32,238)	(32,238)
Total foreign exchange gains	—	18	155	173
Purchases	—	29,234	70,004	99,238
Sales	—	(899)	(115,330)	(116,229)
Settlements	—	(56,062)	81,449	25,387
Net transfers into Level 3	—	—	—	—
Balance – September 30, 2012	$27,753	$392,872	$21,853	$442,478
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income (loss)	$(8)	$24,055	$—	$24,047
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other (loss) income	$—	$—	$1,173	$1,173

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance – July 1, 2011	$21,264	$381,123	$72,992	$475,379
Total unrealized losses
Included in net investment income (loss)	(350)	(25,262)	—	(25,612)
Included in other (loss) income	—	—	(46,116)	(46,116)
Total realized gains
Included in net investment income (loss)	—	—	—	—
Included in other (loss) income	—	—	48,393	48,393
Total foreign exchange losses	—	(2,511)	(55)	(2,566)
Purchases	—	19,460	26,224	45,684
Sales	—	—	(19,860)	(19,860)
Settlements	—	(9,173)	(57,001)	(66,174)
Net transfers into Level 3	—	—	—	—
Balance – September 30, 2011	$20,914	$363,637	$24,577	$409,128
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income (loss)	$(350)	$(25,262)	$—	$(25,612)
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other (loss) income	$—	$—	$4,213	$4,213

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance – January 1, 2011	$21,785	$362,102	$16,499	$400,386
Total unrealized gains (losses)
Included in net investment income (loss)	(871)	4,630	—	3,759
Included in other (loss) income	—	—	(4,517)	(4,517)
Total realized gains
Included in net investment income (loss)	—	—	—	—
Included in other (loss) income	—	—	61,215	61,215
Total foreign exchange losses	—	(589)	(197)	(786)
Purchases	—	48,144	36,839	84,983
Sales	—	—	(30,884)	(30,884)
Settlements	—	(50,650)	(54,378)	(105,028)
Net transfers into Level 3	—	—	—	—
Balance – September 30, 2011	$20,914	$363,637	$24,577	$409,128
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in net investment income (loss)	$(871)	$4,630	$—	$3,759
Change in unrealized gains (losses) for the period included in earnings for assets held at the end of the period included in other (loss) income	$—	$—	$6,567	$6,567

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
Senior Notes
In January 2003, RenaissanceRe issued $100.0 million, which represents the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. At September 30, 2012, the fair value of the 5.875% Senior Notes was $101.6 million (December 31, 2011 – $103.4 million).
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At September 30, 2012, the fair value of the 5.75% Senior Notes was $279.1 million (December 31, 2011 - $263.0 million).
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

	September 30, 2012	December 31, 2011
Other investments	$752,000	$748,984
Other assets	$25,214	$19,628

Included in net investment income for the three and nine months ended September 30, 2012 was net unrealized gains of $14.0 million and $36.0 million related to the changes in fair value of other investments (2011 – net unrealized losses of $42.9 million and $9.2 million, respectively). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other (loss) income was $0.3 million and $2.8 million for the three and nine months ended September 30, 2012 (2011 – net unrealized losses of $45.5 million and $2.2 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At September 30, 2012	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$359,880	$96,873	See below	See below	See below
Senior secured bank loan funds	279,839	24,325	See below	See below	See below
Hedge funds	5,962	—	See below	See below	See below
Total other investments measured using net asset valuations	$645,681	$121,198

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
Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been determined using the net asset value per share of the funds or the estimated net asset per share where applicable, as discussed in detail above. Investments of $252.8 million are redeemable, in part on a monthly basis, or in whole over a three month period.
The Company also has $27.0 million invested in closed end funds which invest in loans. The Company has no right to redeem its investment in these funds.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company's investments in hedge funds at September 30, 2012, are $6.0 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. As noted above, the Company fully redeemed the remaining non-side pocket investments in hedge funds during June 2012. The Company has retained its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

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
The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Three months ended September 30,	2012	2011
Premiums written
Direct	$7,193	$6,423
Assumed	129,166	133,515
Ceded	(31,324)	(36,928)
Net premiums written	$105,035	$103,010
Premiums earned
Direct	$8,844	$5,262
Assumed	373,753	342,019
Ceded	(119,974)	(118,057)
Net premiums earned	$262,623	$229,224
Claims and claim expenses
Gross claims and claim expenses incurred	$83,189	$179,664
Claims and claim expenses recovered	(9,974)	(101,834)
Net claims and claim expenses incurred	$73,215	$77,830

Nine months ended September 30,	2012	2011
Premiums written
Direct	$27,392	$21,984
Assumed	1,440,454	1,370,022
Ceded	(442,606)	(408,426)
Net premiums written	$1,025,240	$983,580
Premiums earned
Direct	$24,581	$11,777
Assumed	1,072,659	1,043,311
Ceded	(311,536)	(303,148)
Net premiums earned	$785,704	$751,940
Claims and claim expenses
Gross claims and claim expenses incurred	$168,572	$1,207,657
Claims and claim expenses recovered	(30,254)	(350,029)
Net claims and claim expenses incurred	$138,318	$857,628

NOTE 7. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interests. The Company's ownership in DaVinciRe was 31.5% at September 30, 2012 (December 31, 2011 - 42.8%).
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
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before March 1, 2012, were for shares of DaVinciRe with a GAAP book value of $52.8 million at September 30, 2012.
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
On October 1, 2012, the Company sold a portion of its shares of DaVinciRe to a new third party shareholder for $9.8 million. The Company's ownership in DaVinciRe decreased to 30.8% effective October 1, 2012 as a result of this sale. The Company expects its ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2012	2011
Balance – July 1	$900,878	$628,001
Purchase of shares from redeemable noncontrolling interest	—	(136)
Sale of shares to redeemable noncontrolling interests	(1,006)	—
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	50,950	5,247
Balance – September 30	$950,822	$633,112

	2012	2011
Balance – January 1	$657,727	$757,655
Purchase of shares from redeemable noncontrolling interest	—	(135,754)
Sale of shares to redeemable noncontrolling interests	155,163	70,000
Comprehensive income:
Net income (loss) attributable to redeemable noncontrolling interest	137,932	(58,783)
Other comprehensive loss attributable to redeemable noncontrolling interest	—	(6)
Balance – September 30	$950,822	$633,112

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, has invested $55 thousand in the Angus Fund, representing a 1.0% ownership interest at September 30, 2012 (December 31, 2011 - $41 thousand and 1.0%, respectively), and RRCA, a limited partner, has invested $2.0 million in the Angus Fund, representing a 35.1% ownership interest at September 30, 2012 (December 31, 2011 - $1.0 million and 24.2%, respectively). The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a variable interest entity ("VIE"), therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The portion of the Angus Fund's earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interest. The Company expects its ownership in the Angus Fund to fluctuate over time.

The activity in noncontrolling interest is detailed in the table below:

	2012	2011
Balance – July 1	$3,911	$3,430
Net income (loss) attributable to noncontrolling interest	133	(203)
Dividends on common shares	(65)	—
Balance – September 30	$3,979	$3,227

	2012	2011
Balance – January 1	$3,340	$2,889
Sale of shares by noncontrolling interest	300	100
Net income attributable to noncontrolling interest	416	238
Dividends on common shares	(77)	—
Balance – September 30	$3,979	$3,227

NOTE 8. VARIABLE INTEREST ENTITIES
Effective January 1, 2012, the Company formed and launched a new managed joint venture, Upsilon Reinsurance Ltd. (“Upsilon Re”), a Bermuda domiciled special purpose insurer ("SPI"), to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year. The original business was written by Renaissance Reinsurance of Europe ("ROE"), a wholly owned subsidiary of RenaissanceRe, and included $37.4 million of gross premiums written. A portion of this business was in turn ceded to Upsilon Re under a fully-collateralized retrocessional reinsurance contract, effective January 1, 2012. In conjunction with the formation and launch of Upsilon Re, $16.8 million of non-voting Class B shares were sold to external investors, and the Company invested $48.8 million in Upsilon Re's non-voting Class B shares, representing a 74.5% ownership interest in Upsilon Re. The Class B shareholders will participate in substantially all of the profits or losses of Upsilon Re while the Class B shares remain outstanding. The holders of Class B shares indemnify Upsilon Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB Accounting Standards Codification ("ASC") Topic Financial Services - Insurance. In addition, another third party investor supplied $17.6 million of capital through a reinsurance participation with ROE alongside Upsilon Re. Inclusive of the third party quota share agreement, the Company has a 61.4% participation in the original risks assumed by ROE. Both Upsilon Re and the third party reinsurance participation related to Upsilon Re are managed by RUM in return for an expense override, as well as a potential underwriting profit commission. Upsilon Re is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon Re is consolidated by the Company and all significant inter-company transactions have been eliminated.
The Company's ownership interest in Upsilon Re could change over time, perhaps materially so, and the Company may also elect to underwrite additional risks within Upsilon Re and to write business within Upsilon Re in future underwriting years.
Effective June 1, 2012, the Company formed and launched a new managed joint venture, Timicuan Reinsurance III Limited (“Tim Re III”), a Bermuda domiciled SPI, to provide collateralized reinsurance in respect of a portfolio of Florida reinstatement premium protection ("RPP") contracts. The original business was written by Renaissance Reinsurance and DaVinci, and included $41.1 million of gross premiums written incepting June 1, 2012 and Renaissance Reinsurance and DaVinci ceded $37.7 million to Tim Re III under a fully-collateralized reinsurance contract. In conjunction with the formation and launch of Tim Re III, $44.8 million of non-voting Class B shares were sold to external investors, and the Company invested $10.3 million in Tim Re III's non-voting Class B shares, representing an 18.6% ownership interest in Tim Re III. The Class B shareholders will participate in substantially all of the profits or losses of Tim Re III while the Class B shares remain outstanding. The holders of Class B shares indemnify Tim Re III against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $5.2 million of capital through a reinsurance participation with Renaissance Reinsurance and DaVinci, alongside Tim Re III. Both Tim Re III and the third party reinsurance participation related to Tim Re III are managed by RUM in return for a potential underwriting profit commission. Tim Re III is considered a VIE and the Company is considered the primary beneficiary. As a result, Tim Re III is consolidated by the Company and all significant inter-company transactions have been eliminated.
NOTE 9. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.27 per common share to shareholders of record on March 15, June 15 and September 14, 2012, respectively.
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2012, the Company repurchased 3.6 million shares in open market transactions, at an aggregate cost of $271.9 million, and at an average share price of $75.13. Subsequent to September 30, 2012 and through the period ending October 31, 2012, the Company repurchased approximately 111 thousand common shares in open market transactions at an aggregate cost of $8.5 million and at an average share price of $77.01. On August 8, 2012, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. At September 30, 2012, $459.6 million remained available for repurchase under the Board authorized share repurchase program. See "Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds" for additional information.
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
During the nine months ended September 30, 2012, the Company declared and paid $26.3 million in preference share dividends (2011 – $26.3 million).

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
The following table sets forth the computation of basic and diluted earnings per common share:

Three months ended September 30,	2012	2011
(thousands of shares)
Numerator:
Net income available to RenaissanceRe common shareholders	$180,660	$49,263
Amount allocated to participating common shareholders (1)	(2,787)	(911)
Net income allocated to RenaissanceRe common shareholders	$177,873	$48,352
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	48,394	50,501
Per common share equivalents of employee stock options and restricted shares	725	472
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	49,119	50,973
Basic income per RenaissanceRe common share	$3.67	$0.96
Diluted income per RenaissanceRe common share	$3.62	$0.95

Nine months ended September 30,	2012	2011
(thousands of shares)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$524,359	$(174,006)
Amount allocated to participating common shareholders (1)	(8,395)	(761)
Net income (loss) allocated to RenaissanceRe common shareholders	$515,964	$(174,767)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares	49,683	50,830
Per common share equivalents of employee stock options and restricted shares	687	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	50,370	50,830
Basic income (loss) per RenaissanceRe common share	$10.38	$(3.44)
Diluted income (loss) per RenaissanceRe common share	$10.24	$(3.44)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

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
The Company's Lloyd's segment includes reinsurance and insurance business written through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance the Company's underwriting platform by providing access to Lloyd's extensive distribution network and worldwide licenses and is managed by the Chief Underwriting Officer Lloyd's. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of RenaissanceRe, is the sole corporate member of Syndicate 1458.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company's revenues and expenses is as follows:

Three months ended September 30, 2012	Reinsurance	Lloyd’s	Insurance	Other	Total
Gross premiums written	$107,637	$28,722	$—	$—	$136,359
Net premiums written	$78,164	$26,982	$(111)	—	$105,035
Net premiums earned	$230,359	$32,375	$(111)	—	$262,623
Net claims and claim expenses incurred	47,080	26,331	(196)	—	73,215
Acquisition expenses	18,258	6,051	129	—	24,438
Operational expenses	30,856	11,532	2	—	42,390
Underwriting income (loss)	$134,165	$(11,539)	$(46)	—	122,580
Net investment income				45,164	45,164
Net foreign exchange gains				3,001	3,001
Equity in earnings of other ventures				4,310	4,310
Other loss				(881)	(881)
Net realized and unrealized gains on investments				76,258	76,258
Corporate expenses				(3,850)	(3,850)
Interest expense				(5,891)	(5,891)
Income from continuing operations before taxes					240,691
Income tax expense				(144)	(144)
Loss from discontinued operations				(54)	(54)
Net income attributable to noncontrolling interests				(51,083)	(51,083)
Dividends on preference shares				(8,750)	(8,750)
Net income available to RenaissanceRe common shareholders					$180,660

Net claims and claim expenses incurred – current accident year	$64,488	$29,051	$—		$93,539
Net claims and claim expenses incurred – prior accident years	(17,408)	(2,720)	(196)		(20,324)
Net claims and claim expenses incurred – total	$47,080	$26,331	$(196)		$73,215

Net claims and claim expense ratio – current accident year	28.0%	89.7%	—%		35.6%
Net claims and claim expense ratio – prior accident years	(7.6)%	(8.4)%	176.6%		(7.7)%
Net claims and claim expense ratio – calendar year	20.4%	81.3%	176.6%		27.9%
Underwriting expense ratio	21.4%	54.3%	(118.0)%		25.4%
Combined ratio	41.8%	135.6%	58.6%		53.3%

Nine months ended September 30, 2012	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,334,438	$133,836	$—	$(428)	$—	$1,467,846
Net premiums written	$916,171	$109,429	$(360)		—	$1,025,240
Net premiums earned	$698,473	$87,566	$(335)		—	$785,704
Net claims and claim expenses incurred	90,892	50,292	(2,866)		—	138,318
Acquisition expenses	57,742	16,229	186		—	74,157
Operational expenses	93,246	32,395	539		—	126,180
Underwriting income (loss)	$456,593	$(11,350)	$1,806		—	447,049
Net investment income					126,878	126,878
Net foreign exchange gains					3,951	3,951
Equity in earnings of other ventures					16,626	16,626
Other loss					(28,686)	(28,686)
Net realized and unrealized gains on investments					153,374	153,374
Net other-than-temporary impairments					(343)	(343)
Corporate expenses					(12,728)	(12,728)
Interest expense					(17,325)	(17,325)
Income from continuing operations before taxes						688,796
Income tax expense					(1,005)	(1,005)
Income from discontinued operations					1,166	1,166
Net income attributable to noncontrolling interests					(138,348)	(138,348)
Dividends on preference shares					(26,250)	(26,250)
Net income available to RenaissanceRe common shareholders						$524,359

Net claims and claim expenses incurred – current accident year	$196,263	$63,697	$—			$259,960
Net claims and claim expenses incurred – prior accident years	(105,371)	(13,405)	(2,866)			(121,642)
Net claims and claim expenses incurred – total	$90,892	$50,292	$(2,866)			$138,318

Net claims and claim expense ratio – current accident year	28.1%	72.7%	—%			33.1%
Net claims and claim expense ratio – prior accident years	(15.1)%	(15.3)%	855.5%			(15.5)%
Net claims and claim expense ratio – calendar year	13.0%	57.4%	855.5%			17.6%
Underwriting expense ratio	21.6%	55.6%	(216.4)%			25.5%
Combined ratio	34.6%	113.0%	639.1%			43.1%

(1)	Represents $0.4 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

Three months ended September 30, 2011	Reinsurance	Lloyd’s	Insurance	Other	Total
Gross premiums written	$122,811	$17,127	$—	$—	$139,938
Net premiums written	$86,745	$16,125	$140	—	$103,010
Net premiums earned	$208,074	$20,797	$353	—	$229,224
Net claims and claim expenses incurred	58,565	14,141	5,124	—	77,830
Acquisition expenses	21,964	4,013	80	—	26,057
Operational expenses	32,462	9,560	147	—	42,169
Underwriting income (loss)	$95,083	$(6,917)	$(4,998)	—	83,168
Net investment loss				(27,940)	(27,940)
Net foreign exchange losses				(2,650)	(2,650)
Equity in earnings of other ventures				4,794	4,794
Other loss				(2,015)	(2,015)
Net realized and unrealized gains on investments				16,983	16,983
Net other-than-temporary impairments				(449)	(449)
Corporate expenses				(3,582)	(3,582)
Interest expense				(5,722)	(5,722)
Income from continuing operations before taxes					62,587
Income tax benefit				1,435	1,435
Loss from discontinued operations				(965)	(965)
Net income attributable to noncontrolling interests				(5,044)	(5,044)
Dividends on preference shares				(8,750)	(8,750)
Net income available to RenaissanceRe common shareholders					$49,263

Net claims and claim expenses incurred – current accident year	$72,358	$14,089	$(17)		$86,430
Net claims and claim expenses incurred – prior accident years	(13,793)	52	5,141		(8,600)
Net claims and claim expenses incurred – total	$58,565	$14,141	$5,124		$77,830

Net claims and claim expense ratio – current accident year	34.8%	67.7%	(4.8)%		37.7%
Net claims and claim expense ratio – prior accident years	(6.7)%	0.3%	1,456.4%		(3.7)%
Net claims and claim expense ratio – calendar year	28.1%	68.0%	1,451.6%		34.0%
Underwriting expense ratio	26.2%	65.3%	64.3%		29.7%
Combined ratio	54.3%	133.3%	1,515.9%		63.7%

Nine months ended September 30, 2011	Reinsurance	Lloyd’s	Insurance	Eliminations (1)	Other	Total
Gross premiums written	$1,303,897	$87,873	$313	$(77)	$—	$1,392,006
Net premiums written	$906,167	$76,946	$467		—	$983,580
Net premiums earned	$696,964	$53,704	$1,272		—	$751,940
Net claims and claim expenses incurred	797,188	53,283	7,157		—	857,628
Acquisition expenses	62,187	9,779	309		—	72,275
Operational expenses	97,726	27,167	1,405		—	126,298
Underwriting loss	$(260,137)	$(36,525)	$(7,599)		—	(304,261)
Net investment income					65,669	65,669
Net foreign exchange losses					(6,511)	(6,511)
Equity in losses of other ventures					(13,831)	(13,831)
Other income					42,963	42,963
Net realized and unrealized gains on investments					46,748	46,748
Net other-than-temporary impairments					(449)	(449)
Corporate expenses					(9,657)	(9,657)
Interest expense					(17,647)	(17,647)
Loss from continuing operations before taxes						(196,976)
Income tax benefit					3,260	3,260
Loss from discontinued operations					(12,585)	(12,585)
Net loss attributable to noncontrolling interests					58,545	58,545
Dividends on preference shares					(26,250)	(26,250)
Net loss attributable to RenaissanceRe common shareholders						$(174,006)

Net claims and claim expenses incurred – current accident year	$902,118	$53,027	$(86)			$955,059
Net claims and claim expenses incurred – prior accident years	(104,930)	256	7,243			(97,431)
Net claims and claim expenses incurred – total	$797,188	$53,283	$7,157			$857,628

Net claims and claim expense ratio – current accident year	129.4%	98.7%	(6.8)%			127.0%
Net claims and claim expense ratio – prior accident years	(15.0)%	0.5%	569.5%			(12.9)%
Net claims and claim expense ratio – calendar year	114.4%	99.2%	562.7%			114.1%
Underwriting expense ratio	22.9%	68.8%	134.7%			26.4%
Combined ratio	137.3%	168.0%	697.4%			140.5%

(1)	Represents $0.1 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

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
The table below shows the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other assets	$207	Other assets	$612
Foreign currency forward contracts (1)	Other assets	8,847	Other assets	—
Foreign currency forward contracts (2)	Other liabilities	3,883	Other liabilities	7,219
Foreign currency forward contracts (3)	Other assets	—	Other assets	387
Credit default swaps	Other assets	1,553	Other assets	—
Energy and weather contracts (4)	Other assets	37,087	Other assets	52,721
Total		$51,577		$60,939

	Derivative Liabilities
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate futures	Other liabilities	$130	Other liabilities	$339
Foreign currency forward contracts (1)	Other liabilities	1,066	Other liabilities	11,754
Foreign currency forward contracts (2)	Other liabilities	5,099	Other liabilities	1,606
Foreign currency forward contracts (3)	Other assets	417	Other assets	—
Credit default swaps	Other liabilities	662	Other liabilities	539
Energy and weather contracts (4)	Other liabilities	19,820	Other liabilities	43,389
Total		$27,194		$57,627

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)
Contracts used to manage foreign currency risks in investment operations. Included in other liabilities are derivative assets of $3.9 million (December 31, 2011 – $7.2 million) which are netted with derivative liabilities of $5.1 million (December 31, 2011 – $1.6 million) under master netting arrangements.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

(4)
Included in other assets is $63.7 million of derivative assets (December 31, 2011 – $104.6 million) and $26.6 million of derivative liabilities (December 31, 2011 – $51.9 million). Included in other liabilities is $6.4 million of derivative assets (December 31, 2011 – $8.8 million) and $26.2 million of derivative liabilities (December 31, 2011 – $52.2 million).

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2012	2011
Interest rate futures	Net investment income (loss)	$(1,087)	$(15,235)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	13,056	(15,927)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(430)	14,586
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(424)	775
Credit default swaps	Net investment income (loss)	127	(4,290)
Energy and weather contracts	Other (loss) income	6,731	2,272
Total		$17,973	$(17,819)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2012	2011
Interest rate futures	Net investment income (loss)	$(2,904)	$(23,582)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	14,425	1,080
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(2,779)	(6,566)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	89	127
Credit default swaps	Net investment income (loss)	661	(3,148)
Energy and weather contracts	Other (loss) income	(9,995)	12,201
Platinum warrant	Other (loss) income	—	2,975
Total		$(503)	$(16,913)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2012.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At September 30, 2012, the Company had $341.2 million of notional long positions and $302.0 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2011 – $3.2 billion and $285.7 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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

Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company's underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2012, the Company had outstanding underwriting related foreign currency contracts of $121.2 million in notional long positions and $469.9 million notional in short positions, denominated in U.S. dollars (December 31, 2011 – $160.5 million and $700.8 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange (losses) gains in its consolidated statements of operations. The fair value of the Company's investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2012, the Company had outstanding investment portfolio related foreign currency contracts of $220.9 million in notional long positions and $266.0 million in notional short positions, denominated in U.S. dollars (December 31, 2011 – $48.1 million and $211.6 million, respectively).
Energy and Risk Operations Related Foreign Currency Contracts
The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company's energy and risk operations related foreign currency contracts is based on exchange traded prices. At September 30, 2012, the Company’s energy and risk operations had foreign currency contracts of $Nil in notional long positions and $25.2 million in notional short positions, denominated in U.S. dollars (December 31, 2011 – $7.8 million and $12.7 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2012, the Company had outstanding credit derivatives of $32.2 million in notional long positions and $43.2 million in notional short positions, denominated in U.S. dollars (December 31, 2011 – $15.0 million and $38.1 million, respectively).
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

	Quantity (1)
	September 30, 2012	December 31, 2011	Unit of measurement
Energy	150,231,356	240,363,364	One million British thermal units (“MMBTUs")
Temperature	11,641,411	14,917,438	$ per Degree Day Fahrenheit
Agriculture	37,911,137	6,098,000	Bushels
Precipitation	1,139,771	65,000	$ per Inch
Wind	74	712	$ per Meters per Second Hour

(1)	Represents the sum of gross long and gross short derivative contracts.
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
At September 30, 2012, the estimated VaR for the Company's portfolio of energy and weather-related derivatives, as described above, calculated at an estimated 99% confidence level, was $43.4 million. The average, low and high amounts calculated by the Company's VaR analysis during the nine months ended September 30, 2012 were $31.2 million, $13.0 million and $49.3 million, respectively.

At September 30, 2012, RenaissanceRe had provided guarantees in the aggregate amount of $299.4 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.
Platinum Warrant
The Company held a warrant to purchase up to 2.5 million common shares of Platinum for $27.00 per share. The Company recorded its investment in the Platinum warrant at fair value. The fair value of the warrant was estimated using either the Black-Scholes option pricing model or the in-the-money value, the greater of which the Company considered the best estimate of the exit value of the warrant. On January 20, 2011, the Company sold its warrant to Platinum for an aggregate of $47.9 million, and recognized a $3.0 million gain on the sale, which is included in other income during the nine months ended September 30, 2011.
NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at September 30, 2012 and December 31, 2011, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$434,216	$54,261	$6,267,074	$—	$6,755,551
Cash and cash equivalents	7,365	985	240,773	—	249,123
Investments in subsidiaries	3,153,598	106,386	—	(3,259,984)	—
Due from subsidiaries and affiliates	161,307	722	—	(162,029)	—
Premiums receivable	—	—	701,240	—	701,240
Prepaid reinsurance premiums	—	—	189,592	—	189,592
Reinsurance recoverable	—	—	209,490	—	209,490
Accrued investment income	2,729	299	34,299	—	37,327
Deferred acquisition costs	—	—	83,222	—	83,222
Other assets	215,308	8,873	551,074	(207,292)	567,963
Total assets	$3,974,523	$171,526	$8,276,764	$(3,629,305)	$8,793,508
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,782,680	$—	$1,782,680
Unearned premiums	—	—	718,261	—	718,261
Debt	100,000	249,316	9,279	—	358,595
Amounts due to subsidiaries and affiliates	3,353	5,470	—	(8,823)	—
Reinsurance balances payable	—	—	356,136	—	356,136
Other liabilities	32,214	—	750,788	(241)	782,761
Liabilities of discontinued operations held for sale	—	1,318	—	—	1,318
Total liabilities	135,567	256,104	3,617,144	(9,064)	3,999,751
Redeemable noncontrolling interest – DaVinciRe	—	—	950,822	—	950,822
Shareholders’ Equity
Total shareholders’ equity	3,838,956	(84,578)	3,708,798	(3,620,241)	3,842,935
Total liabilities, noncontrolling interests and shareholders’ equity	$3,974,523	$171,526	$8,276,764	$(3,629,305)	$8,793,508

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$593,973	$104,869	$5,510,410	$—	$6,209,252
Cash and cash equivalents	10,606	4,920	201,458	—	216,984
Investments in subsidiaries	2,776,997	83,031	—	(2,860,028)	—
Due from subsidiaries and affiliates	172,069	846	—	(172,915)	—
Premiums receivable	—	—	471,878	—	471,878
Prepaid reinsurance premiums	—	—	58,522	—	58,522
Reinsurance recoverable	—	—	404,029	—	404,029
Accrued investment income	4,106	311	29,106	—	33,523
Deferred acquisition costs	—	—	43,721	—	43,721
Other assets	206,171	27,198	275,092	(201,458)	307,003
Total assets	$3,763,922	$221,175	$6,994,216	$(3,234,401)	$7,744,912
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,992,354	$—	$1,992,354
Unearned premiums	—	—	347,655	—	347,655
Debt	100,000	249,247	4,373	—	353,620
Amounts due to subsidiaries and affiliates	30,519	6,081	—	(36,600)	—
Reinsurance balances payable	—	—	256,883	—	256,883
Other liabilities	28,210	3,755	482,668	—	514,633
Liabilities of discontinued operations held for sale	—	13,507	—	—	13,507
Total liabilities	158,729	272,590	3,083,933	(36,600)	3,478,652
Redeemable noncontrolling interest – DaVinciRe	—	—	657,727	—	657,727
Shareholders’ Equity
Total shareholders’ equity	3,605,193	(51,415)	3,252,556	(3,197,801)	3,608,533
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,763,922	$221,175	$6,994,216	$(3,234,401)	$7,744,912

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$262,623	$—	$262,623
Net investment income	3,306	185	43,704	(2,031)	45,164
Net foreign exchange gains	21	—	2,980	—	3,001
Equity in earnings of other ventures	—	—	4,310	—	4,310
Other income (loss)	2,410	—	(3,291)	—	(881)
Net realized and unrealized gains on investments	5,915	438	69,905	—	76,258
Total revenues	11,652	623	380,231	(2,031)	390,475
Expenses
Net claims and claim expenses incurred	—	—	73,215	—	73,215
Acquisition expenses	—	—	24,438	—	24,438
Operational expenses	(1,256)	1,889	41,757	—	42,390
Corporate expenses	3,272	61	517	—	3,850
Interest expense	1,468	3,617	806	—	5,891
Total expenses	3,484	5,567	140,733	—	149,784
Income (loss) before equity in net income (loss) of subsidiaries and taxes	8,168	(4,944)	239,498	(2,031)	240,691
Equity in net income (loss) of subsidiaries	181,246	(2,068)	—	(179,178)	—
Income (loss) from continuing operations before taxes	189,414	(7,012)	239,498	(181,209)	240,691
Income tax benefit (expense)	—	1,477	(1,621)	—	(144)
Income (loss) from continuing operations	189,414	(5,535)	237,877	(181,209)	240,547
Loss from discontinued operations	—	(54)	—	—	(54)
Net income (loss)	189,414	(5,589)	237,877	(181,209)	240,493
Net income attributable to noncontrolling interests	—	—	(51,083)	—	(51,083)
Net income (loss) attributable to RenaissanceRe	189,414	(5,589)	186,794	(181,209)	189,410
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net income (loss) attributable to RenaissanceRe common shareholders	$180,664	$(5,589)	$186,794	$(181,209)	$180,660

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$189,414	$(5,589)	$237,877	$(181,209)	$240,493
Change in net unrealized gains on investments	—	—	1,536	—	1,536
Comprehensive income (loss)	189,414	(5,589)	239,413	(181,209)	242,029
Net income attributable to noncontrolling interests	—	—	(51,083)	—	(51,083)
Comprehensive income attributable to noncontrolling interests	—	—	(51,083)	—	(51,083)
Comprehensive income (loss) attributable to RenaissanceRe	$189,414	$(5,589)	$188,330	$(181,209)	$190,946

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$785,704	$—	$785,704
Net investment income	10,997	660	121,401	(6,180)	126,878
Net foreign exchange gains	28	—	3,923	—	3,951
Equity in earnings of other ventures	—	—	16,626	—	16,626
Other income (loss)	2,562	—	(31,248)	—	(28,686)
Net realized and unrealized gains on investments	14,334	1,490	137,550	—	153,374
Net other-than-temporary impairments	—	—	(343)	—	(343)
Total revenues	27,921	2,150	1,033,613	(6,180)	1,057,504
Expenses
Net claims and claim expenses incurred	—	—	138,318	—	138,318
Acquisition expenses	—	—	74,157	—	74,157
Operational expenses	(3,866)	5,646	124,400	—	126,180
Corporate expenses	10,951	213	1,564	—	12,728
Interest expense	4,406	10,850	2,069	—	17,325
Total expenses	11,491	16,709	340,508	—	368,708
Income (loss) before equity in net income (loss) of subsidiaries and taxes	16,430	(14,559)	693,105	(6,180)	688,796
Equity in net income (loss) of subsidiaries	534,179	(25,825)	—	(508,354)	—
Income (loss) from continuing operations before taxes	550,609	(40,384)	693,105	(514,534)	688,796
Income tax (expense) benefit	—	(1,491)	486	—	(1,005)
Income (loss) from continuing operations	550,609	(41,875)	693,591	(514,534)	687,791
Income from discontinued operations	—	1,166	—	—	1,166
Net income (loss)	550,609	(40,709)	693,591	(514,534)	688,957
Net income attributable to noncontrolling interests	—	—	(138,348)	—	(138,348)
Net income (loss) attributable to RenaissanceRe	550,609	(40,709)	555,243	(514,534)	550,609
Dividends on preference shares	(26,250)	—	—	—	(26,250)
Net income (loss) attributable to RenaissanceRe common shareholders	$524,359	$(40,709)	$555,243	$(514,534)	$524,359

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$550,609	$(40,709)	$693,591	$(514,534)	$688,957
Change in net unrealized gains on investments	—	—	2,359	—	2,359
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—	(52)	—	(52)
Comprehensive income (loss)	550,609	(40,709)	695,898	(514,534)	691,264
Net income attributable to noncontrolling interests	—	—	(138,348)	—	(138,348)
Comprehensive income attributable to noncontrolling interests	—	—	(138,348)	—	(138,348)
Comprehensive income (loss) attributable to RenaissanceRe	$550,609	$(40,709)	$557,550	$(514,534)	$552,916

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$229,224	$—	$229,224
Net investment income	5,266	423	(31,756)	(1,873)	(27,940)
Net foreign exchange losses	(120)	—	(2,530)	—	(2,650)
Equity in earnings of other ventures	—	—	4,794	—	4,794
Other loss	(367)	—	(1,648)	—	(2,015)
Net realized and unrealized gains on investments	9,741	3,067	4,175	—	16,983
Net other-than-temporary impairments	—	—	(449)	—	(449)
Total revenues	14,520	3,490	201,810	(1,873)	217,947
Expenses
Net claims and claim expenses incurred	—	—	77,830	—	77,830
Acquisition expenses	—	—	26,057	—	26,057
Operational expenses	(979)	2,197	40,951	—	42,169
Corporate expenses	3,045	60	477	—	3,582
Interest expense	1,469	3,616	(8,557)	9,194	5,722
Total expenses	3,535	5,873	136,758	9,194	155,360
Income (loss) before equity in net income (loss) of subsidiaries and taxes	10,985	(2,383)	65,052	(11,067)	62,587
Equity in net income (loss) of subsidiaries	47,028	(2,689)	—	(44,339)	—
Income (loss) from continuing operations before taxes	58,013	(5,072)	65,052	(55,406)	62,587
Income tax benefit	—	1,077	358	—	1,435
Income (loss) from continuing operations	58,013	(3,995)	65,410	(55,406)	64,022
Loss from discontinued operations	—	(965)	—	—	(965)
Net income (loss)	58,013	(4,960)	65,410	(55,406)	63,057
Net income attributable to noncontrolling interest	—	—	(5,044)	—	(5,044)
Net income (loss) attributable to RenaissanceRe	58,013	(4,960)	60,366	(55,406)	58,013
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net income (loss) attributable to RenaissanceRe common shareholders	$49,263	$(4,960)	$60,366	$(55,406)	$49,263

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$58,013	$(4,960)	$65,410	$(55,406)	$63,057
Change in net unrealized gains on investments	—	—	(6,890)	—	(6,890)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—	(49)	—	(49)
Comprehensive income (loss)	58,013	(4,960)	58,471	(55,406)	56,118
Net income attributable to noncontrolling interests	—	—	(5,044)	—	(5,044)
Comprehensive income attributable to noncontrolling interests	—	—	(5,044)	—	(5,044)
Comprehensive income (loss) attributable to RenaissanceRe	$58,013	$(4,960)	$53,427	$(55,406)	$51,074

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$751,940	$—	$751,940
Net investment income	16,016	642	52,887	(3,876)	65,669
Net foreign exchange losses	(24)	—	(6,487)	—	(6,511)
Equity in losses of other ventures	—	—	(13,831)	—	(13,831)
Other (loss) income	(172)	—	43,135	—	42,963
Net realized and unrealized gains on investments	12,073	3,028	31,647	—	46,748
Net other-than-temporary impairments	—	—	(449)	—	(449)
Total revenues	27,893	3,670	858,842	(3,876)	886,529
Expenses
Net claims and claim expenses incurred	—	—	857,628	—	857,628
Acquisition expenses	—	—	72,275	—	72,275
Operational expenses	(3,395)	5,241	124,452	—	126,298
Corporate expenses	8,560	169	928	—	9,657
Interest expense	9,003	10,951	(6,803)	4,496	17,647
Total expenses	14,168	16,361	1,048,480	4,496	1,083,505
Income (loss) before equity in net loss of subsidiaries and taxes	13,725	(12,691)	(189,638)	(8,372)	(196,976)
Equity in net loss subsidiaries	(161,771)	(3,421)	—	165,192	—
Loss from continuing operations before taxes	(148,046)	(16,112)	(189,638)	156,820	(196,976)
Income tax benefit (expense)	290	4,154	(1,184)	—	3,260
Loss from continuing operations	(147,756)	(11,958)	(190,822)	156,820	(193,716)
Loss from discontinued operations	—	(12,585)	—	—	(12,585)
Net loss	(147,756)	(24,543)	(190,822)	156,820	(206,301)
Net loss attributable to redeemable noncontrolling interest – DaVinciRe	—	—	58,545	—	58,545
Net loss attributable to RenaissanceRe	(147,756)	(24,543)	(132,277)	156,820	(147,756)
Dividends on preference shares	(26,250)	—	—	—	(26,250)
Net loss attributable to RenaissanceRe common shareholders	$(174,006)	$(24,543)	$(132,277)	$156,820	$(174,006)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Loss for the nine months ended September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive loss
Net loss	$(147,756)	$(24,543)	$(190,822)	$156,820	$(206,301)
Change in net unrealized gains on investments	—	—	(8,688)	—	(8,688)
Portion of other-than-temporary impairments recognized in other comprehensive loss	—	—	(49)	—	(49)
Comprehensive loss	(147,756)	(24,543)	(199,559)	156,820	(215,038)
Net loss attributable to noncontrolling interests	—	—	58,545	—	58,545
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	6	—	6
Comprehensive loss attributable to noncontrolling interests	—	—	58,551	—	58,551
Comprehensive loss attributable to RenaissanceRe	$(147,756)	$(24,543)	$(141,008)	$156,820	$(156,487)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$16,604	$(13,194)	$532,256	$535,666
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	580,563	124,658	5,582,502	6,287,723
Purchases of fixed maturity investments trading	(471,459)	(65,331)	(6,349,449)	(6,886,239)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	47,925	47,925
Net sales (purchases) of short term investments	52,022	(7,756)	125,896	170,162
Net sales of other investments	—	—	41,262	41,262
Net purchases of other assets	—	—	(4,204)	(4,204)
Dividends and return of capital from subsidiaries	520,317	8,299	(528,616)	—
Contributions to subsidiaries	(370,280)	(50,000)	420,280	—
Due to (from) subsidiary	(6,556)	(611)	7,167	—
Net cash provided by (used in) investing activities	304,607	9,259	(657,237)	(343,371)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(40,741)	—	—	(40,741)
Dividends paid – preference shares	(26,250)	—	—	(26,250)
RenaissanceRe common share repurchases	(257,461)	—	—	(257,461)
Net drawdown of debt	—	—	4,907	4,907
Third party DaVinciRe share transactions	—	—	157,999	157,999
Net cash used in financing activities	(324,452)	—	162,906	(161,546)
Effect of exchange rate changes on foreign currency cash	—	—	1,390	1,390
Net (decrease) increase in cash and cash equivalents	(3,241)	(3,935)	39,315	32,139
Cash and cash equivalents, beginning of period	10,606	4,920	201,458	216,984
Cash and cash equivalents, end of period	$7,365	$985	$240,773	$249,123

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(71,737)	$(32,579)	$298,802	$194,486
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	279,923	198,641	4,293,064	4,771,628
Purchases of fixed maturity investments trading	(489,766)	(282,627)	(3,581,256)	(4,353,649)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	97,302	97,302
Purchases of fixed maturity investments available for sale	—	—	(4,092)	(4,092)
Net purchases of equity investments trading	—	—	(47,996)	(47,996)
Net sales (purchases) of short term investments	26,329	(26,926)	(534,458)	(535,055)
Net sales of other investments	102,717	—	(75,839)	26,878
Net purchases of investments in other ventures	—	—	(21,000)	(21,000)
Net sales of other assets	—	—	58,568	58,568
Dividends and return of capital from subsidiaries	945,196	9,306	(954,502)	—
Contributions to subsidiaries	(301,334)	(8,294)	309,628	—
Due to (from) subsidiaries	7,617	(843)	(6,774)	—
Net proceeds from sale of discontinued operations held for sale	—	269,520	—	269,520
Net cash provided by investing activities	570,682	158,777	(467,355)	262,104
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(40,099)	—	—	(40,099)
Dividends paid – preference shares	(26,250)	—	—	(26,250)
RenaissanceRe common share repurchases	(174,792)	—	—	(174,792)
Net repayment of debt	(253,512)	(124,972)	178,484	(200,000)
Third party DaVinciRe share transactions	—	—	(59,357)	(59,357)
Net cash used in financing activities	(494,653)	(124,972)	119,127	(500,498)
Effect of exchange rate changes on foreign currency cash	—	—	1,228	1,228
Net increase (decrease) in cash and cash equivalents	4,292	1,226	(48,198)	(42,680)
Cash and cash equivalents, beginning of period	3,414	3,940	270,384	277,738
Cash and cash equivalents, end of period	$7,706	$5,166	$222,186	$235,058

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

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
NOTE 15. SUBSEQUENT EVENT
In late October, hurricane Sandy impacted the Mid-Atlantic and Northeast coasts of the U.S., ultimately making landfall in New Jersey, with tropical storm force or greater winds at landfall.  In addition, hurricane Sandy generated significant storm surge, which contributed substantially to loss of life, widespread power outages, significant disruptions to travel and devastating flooding throughout a number of states, including New York and New Jersey.  Hurricane Sandy is currently estimated to have been the largest Atlantic hurricane in diameter ever recorded and to have produced the lowest barometric pressure readings for an Atlantic windstorm north of North Carolina. Given the severe magnitude and recent occurrence of this event, and the ongoing dislocation within the affected region, there is a lack of data available from industry participants and clients, resulting in significant uncertainty with respect to potential insured losses from this event, and also with respect to the Company's potential losses from this event.
Accordingly, it is not possible at this time to provide an estimate of the financial impact of this event on the Company.  Based upon the current publicly available industry preliminary insured loss estimates, market share analysis, the application of the Company's modeling techniques and a review of the Company's in-force contracts, the Company's current preliminary assessment is that the impact of hurricane Sandy on its financial results (net of reinstatement premiums, retrocessional recoveries and noncontrolling interest) will likely be significant.  Losses from this event will be recorded in the Company's fourth quarter 2012 results and any subsequent changes in these estimates will be recorded in the period in which they occur.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011, respectively. The following also includes a discussion of our liquidity and capital resources at September 30, 2012. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
During the first nine months of 2012, the Company formed and launched two new managed joint ventures, namely Tim Re III and Upsilon Re. Tim Re III and Upsilon Re are partially owned subsidiaries of RenaissanceRe and Bermuda domiciled SPIs, providing collateralized reinsurance of a portfolio of Florida RPP contracts and additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year, respectively. Our ownership interest in Tim Re III and Upsilon Re could change over time, perhaps materially so, and we may also elect to underwrite additional risks within Tim Re III and Upsilon Re and use these entities to write business in future underwriting years. We cannot assure you that additional opportunities to grow the business we have accessed through Tim Re III and Upsilon Re will be realized, however. See "Note 8. Variable Interest Entities" in our notes to the consolidated financial statements for additional information related to Tim Re III and Upsilon Re.
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
Pursuant to the Stock Purchase Agreement, RenaissanceRe was subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010 (the “Reserve Collar”). Subsequent to the post-closing review, RenaissanceRe was liable to pay, or otherwise reimburse QBE amounts up to $10.0 million for net adverse development on prior accident years net claims and claim expenses. Conversely, if prior accident years net claims and claim expenses experienced net favorable development, QBE was liable to pay, or otherwise reimburse RenaissanceRe amounts up to $10.0 million.
During 2011, RenaissanceRe recognized a $10.0 million liability and corresponding expense in liabilities of discontinued operations held for sale and income (loss) from discontinued operations, respectively, due to purported net adverse development on prior accident years net claims and claim expenses associated with the Reserve Collar.  Effective May 23, 2012, RenaissanceRe and QBE reached an agreement in respect of the Reserve Collar, and RenaissanceRe paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar and recorded a gain of $1.0 million in income from discontinued operations during the second quarter of 2012.
See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company's critical accounting estimates are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2011.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Three months ended September 30,	2012	2011	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$136,359	$139,938	$(3,579)
Net premiums written	105,035	103,010	2,025
Net premiums earned	262,623	229,224	33,399
Net claims and claim expenses incurred	73,215	77,830	(4,615)
Underwriting income	122,580	83,168	39,412
Net investment income (loss)	45,164	(27,940)	73,104
Net realized and unrealized gains on investments	76,258	16,983	59,275
Income from continuing operations	240,547	64,022	176,525
Loss from discontinued operations	(54)	(965)	911
Net income	240,493	63,057	177,436
Net income available to RenaissanceRe common shareholders	180,660	49,263	131,397

Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$3.62	$0.97	$2.65
Loss from discontinued operations per common share – diluted	—	(0.02)	0.02
Net income available to RenaissanceRe common shareholders per common share – diluted	$3.62	$0.95	$2.67
Dividends per common share	$0.27	$0.26	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	35.6%	37.7%	(2.1)%
Net claims and claim expense ratio – prior accident years	(7.7)%	(3.7)%	(4.0)%
Net claims and claim expense ratio – calendar year	27.9%	34.0%	(6.1)%
Underwriting expense ratio	25.4%	29.7%	(4.3)%
Combined ratio	53.3%	63.7%	(10.4)%

Return on average common equity	22.0%	6.6%	15.4%

Book value	September 30, 2012	June 30, 2012	Change
Book value per common share	$68.20	$65.07	$3.13
Accumulated dividends per common share	11.73	11.46	0.27
Book value per common share plus accumulated dividends	$79.93	$76.53	$3.40
Change in book value per common share plus change in accumulated dividends	5.2%

Balance sheet highlights	September 30, 2012	June 30, 2012	Change
Total assets	$8,793,508	$8,959,518	$(166,010)
Total shareholders’ equity attributable to RenaissanceRe	$3,838,956	$3,843,010	$(4,054)

Net income available to RenaissanceRe common shareholders was $180.7 million in the third quarter of 2012, compared to $49.3 million in the third quarter of 2011, an improvement of $131.4 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2012, we generated an annualized return on average common equity of 22.0% and our book value per common share increased from $65.07 at June 30, 2012 to $68.20 at September 30, 2012, a 5.2% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the third quarter of 2012, on a comparative basis to the third quarter of 2011, include:

•
Improved Underwriting Results - our underwriting income of $122.6 million in the third quarter of 2012 improved $39.4 million from $83.2 million in the third quarter of 2011, primarily driven by an increase in net premiums earned of $33.4 million due to an increase in gross premiums written during 2012. Included in net claims and claim expenses of $73.2 million is $29.0 million related to hurricane Isaac, $23.5 million in estimated ultimate losses associated with potential exposure to LIBOR related claims (as discussed further under the summary of underwriting results and ratios for our specialty reinsurance unit for the third quarter of 2012 compared to the third quarter of 2011) and $8.0 million related to the 2012 crop season. During the third quarter of 2012 hurricane Isaac had a net negative impact of $15.6 million, or 10.6 percentage points, on our consolidated results and combined ratio, respectively;

•
Significantly Improved Investment Results - net investment income and net realized and unrealized gains on investments in the third quarter of 2012 increased $73.1 million and $59.3 million, respectively, compared to the third quarter of 2011. The increases were driven by higher total returns in our fixed maturity investment portfolio as a result of increased allocations to credit which benefited from tightening spreads across most sectors during the quarter, improved returns in our portfolio of other investments principally as a result of increased valuations in the equity markets and an increase in average invested assets; partially offset by

•
Net Income (Loss) Attributable to Redeemable Noncontrolling Interest - DaVinciRe - our net income attributable to redeemable noncontrolling interest - DaVinciRe was $51.0 million in the third quarter of 2012, compared to $5.2 million in the third quarter of 2011, a change of $45.7 million, principally due to an increase in net income in DaVinciRe, combined with a decrease in our ownership in DaVinciRe from 42.8% at June 30, 2011 to 31.5% at September 30, 2012, consequently increasing redeemable noncontrolling interest - DaVinciRe.

Net Negative Impact of Hurricane Isaac
Net negative impact of hurricane Isaac includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest - DaVinciRe. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and relatively recent occurrence of this event, delays in receiving claims data, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from this event. Accordingly, our actual net negative impact from this event will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the financial data below for additional information detailing the net negative impact of hurricane Isaac on our consolidated financial statements for the third quarter of 2012.

Three months ended September 30, 2012	Hurricane Isaac
(in thousands, except percentages)
Net claims and claim expenses incurred	$(29,004)
Reinstatement premiums earned	7,436
Lost profit commissions	(2,016)
Net negative impact on underwriting result	(23,584)
Redeemable noncontrolling interest - DaVinciRe	7,935
Net negative impact	$(15,649)
Percentage point impact on consolidated combined ratio	10.6

Net negative impact on Reinsurance segment underwriting result	$(23,084)
Net negative impact on Lloyd's segment underwriting result	(500)
Net negative impact on underwriting result	$(23,584)

See the financial data below for additional information detailing the net negative impact of aggregate loss contracts and hurricane Irene on our consolidated financial statements for the third quarter of 2011.

Three months ended September 30, 2011	Aggregate Loss Contracts	Hurricane Irene	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,090)	$(30,172)	$(60,262)
Reinstatement premiums earned	—	5,460	5,460
Net negative impact on underwriting result	(30,090)	(24,712)	(54,802)
Redeemable noncontrolling interest - DaVinciRe	4,457	6,794	11,251
Net negative impact	$(25,633)	$(17,918)	$(43,551)
Percentage point impact on consolidated combined ratio	13.1	11.9	25.4

Net negative impact on Reinsurance segment underwriting result	$(30,090)	$(22,212)	$(52,302)
Net negative impact on Lloyd's segment underwriting result	—	(2,500)	(2,500)
Net negative impact on underwriting result	$(30,090)	$(24,712)	$(54,802)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Three months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$107,637	$122,811	$(15,174)
Net premiums written	$78,164	$86,745	$(8,581)
Net premiums earned	$230,359	$208,074	$22,285
Net claims and claim expenses incurred	47,080	58,565	(11,485)
Acquisition expenses	18,258	21,964	(3,706)
Operational expenses	30,856	32,462	(1,606)
Underwriting income	$134,165	$95,083	$39,082

Net claims and claim expenses incurred – current accident year	$64,488	$72,358	$(7,870)
Net claims and claim expenses incurred – prior accident years	(17,408)	(13,793)	(3,615)
Net claims and claim expenses incurred – total	$47,080	$58,565	$(11,485)

Net claims and claim expense ratio – current accident year	28.0%	34.8%	(6.8)%
Net claims and claim expense ratio – prior accident years	(7.6)%	(6.7)%	(0.9)%
Net claims and claim expense ratio – calendar year	20.4%	28.1%	(7.7)%
Underwriting expense ratio	21.4%	26.2%	(4.8)%
Combined ratio	41.8%	54.3%	(12.5)%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $15.2 million, or 12.4%, to $107.6 million in the third quarter of 2012, compared to $122.8 million in the third quarter of 2011, primarily due to the Japanese reinsurance renewals within the catastrophe unit being written in the second quarter during 2012, versus the third quarter in 2011 and partially offset by the inception of several new quota share contracts in our specialty unit.
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
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $134.2 million in the third quarter of 2012, compared to $95.1 million in the third quarter of 2011, an increase of $39.1 million. In the third quarter of 2012, our Reinsurance segment generated a net claims and claim expense ratio of 20.4%, an underwriting expense ratio of 21.4% and a combined ratio of 41.8%, compared to 28.1%, 26.2% and 54.3%, respectively, in the third quarter of 2011.
The $39.1 million increase in the Reinsurance segment's underwriting result and 12.5 percentage point decrease in the combined ratio was principally due to an $11.5 million decrease in net claims and claim expenses and a $22.3 million increase in net premiums earned due to an increase in gross premiums written during 2012. During the third quarter of 2012, hurricane Isaac had a net negative impact of $23.1 million, or 12.3 percentage points, on our Reinsurance segment's underwriting result and combined ratio, respectively, as detailed in the table below. In addition, current accident year net claims and claim expenses in the third quarter of 2012 included $16.0 million of estimated ultimate losses related to potential exposure to LIBOR related claims attributable to the current accident year.

Three months ended September 30, 2012	Hurricane Isaac
(in thousands, except percentages)
Net claims and claim expenses incurred	$(28,504)
Reinstatement premiums earned	7,436
Lost profit commissions	(2,016)
Net negative impact on Reinsurance segment underwriting result	(23,084)
Percentage point impact on Reinsurance segment combined ratio	12.3

Net negative impact on catastrophe unit underwriting result	$(23,084)
Net negative impact on specialty unit underwriting result	—
Net negative impact on Reinsurance segment underwriting result	$(23,084)

During the third quarter of 2011, certain aggregate loss contracts and hurricane Irene had a net negative impact on the Reinsurance segment underwriting result of $52.3 million and added 27.0 percentage points to the Reinsurance segment combined ratio, as detailed in the table below. Partially offsetting the impact of certain aggregate loss contracts and hurricane Irene during the third quarter of 2011 was underwriting income of $12.1 million related to the large events which occurred in the first and second quarters of 2011, namely the Australian flooding and the New Zealand and Tohoku earthquakes, primarily a result of net reductions in claims and claim expenses experienced during the third quarter of 2011 with respect to these events.

Three months ended September 30, 2011	Aggregate Loss Contracts	Hurricane Irene	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,090)	$(27,672)	$(57,762)
Reinstatement premiums earned	—	5,460	5,460
Net negative impact on Reinsurance segment underwriting result	$(30,090)	$(22,212)	$(52,302)
Percentage point impact on Reinsurance segment combined ratio	14.5	12.2	27.0

Net negative impact on catastrophe unit underwriting result	$(30,090)	$(22,212)	$(52,302)
Net negative impact on specialty unit underwriting result	—	—	—
Net negative impact on Reinsurance segment underwriting result	$(30,090)	$(22,212)	$(52,302)

Our Reinsurance segment prior year reserves experienced $17.4 million and $13.8 million of net favorable development in the third quarter of 2012 and 2011, respectively. The favorable development on prior year reserves in the third quarter of 2012 included $17.9 million of favorable development related to our catastrophe reinsurance unit and $0.5 million of adverse development related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $20.6 million and $14.6 million in the third quarter of 2012 and 2011, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.9% and 7.0%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $35.5 million and $23.6 million in the third quarter of 2012 and 2011, respectively.
Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Three months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$44,699	$64,317	$(19,618)
DaVinci	25,006	32,900	(7,894)
Total property catastrophe gross premiums written	$69,705	$97,217	$(27,512)
Net premiums written	$40,935	$61,234	$(20,299)
Net premiums earned	$190,806	$175,242	$15,564
Net claims and claim expenses incurred	11,518	56,221	(44,703)
Acquisition expenses	12,272	17,149	(4,877)
Operational expenses	24,185	25,003	(818)
Underwriting income	$142,831	$76,869	$65,962

Net claims and claim expenses incurred – current accident year	$29,460	$57,242	$(27,782)
Net claims and claim expenses incurred – prior accident years	(17,942)	(1,021)	(16,921)
Net claims and claim expenses incurred – total	$11,518	$56,221	$(44,703)

Net claims and claim expense ratio – current accident year	15.4%	32.7%	(17.3)%
Net claims and claim expense ratio – prior accident years	(9.4)%	(0.6)%	(8.8)%
Net claims and claim expense ratio – calendar year	6.0%	32.1%	(26.1)%
Underwriting expense ratio	19.1%	24.0%	(4.9)%
Combined ratio	25.1%	56.1%	(31.0)%

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2012 our catastrophe reinsurance gross premiums written decreased by $27.5 million, or 28.3%, to $69.7 million, compared to $97.2 million in the third quarter of 2011, primarily due to the Japanese reinsurance renewals within the catastrophe unit being written in the second quarter during 2012, versus the third quarter in 2011 where three month contract extensions were executed with clients following the Tohoku earthquake resulting in the renewals occurring in the third quarter of 2011.
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

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $142.8 million in the third quarter of 2012, compared to $76.9 million in the third quarter of 2011, an increase of $66.0 million. The increase in underwriting income was principally due to a $27.8 million decrease in current accident year claims and claim expenses as a result of the relatively low level of insured catastrophes in the third quarter of 2012, compared to the third quarter of 2011, an increase in favorable development on prior accident years net claims and claim expenses of $16.9 million, as discussed below, and a $15.6 million increase in net premiums earned due to the increase in gross premiums written during the first nine months of 2012 as discussed in the results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
In the third quarter of 2012, our catastrophe unit generated a net claims and claim expense ratio of 6.0%, an underwriting expense ratio of 19.1% and a combined ratio of 25.1%, compared to 32.1%, 24.0% and 56.1%, respectively, in the third quarter of 2011. The acquisition expense ratio decreased 4.9 percentage points due to the increase in net premiums earned, noted above, combined with lower acquisition expenses as a result of increased profit commissions during the the third quarter of 2012, compared to the the third quarter of 2011. As noted above, the catastrophe unit experienced a relatively low level of insured catastrophes in the third quarter of 2012, with $29.5 million of current accident year net claims and claim expenses, including net claims and claim expenses of $28.5 million related to hurricane Isaac. During the third quarter of 2012, hurricane Isaac had a net negative impact of $23.1 million, or 16.3 percentage points, on our catastrophe unit's underwriting result and combined ratio, respectively, as detailed in the table below.

Three months ended September 30, 2012	Hurricane Isaac
(in thousands, except percentages)
Net claims and claim expenses incurred	$(28,504)
Reinstatement premiums earned	7,436
Lost profit commissions	(2,016)
Net negative impact on catastrophe unit underwriting result	(23,084)
Percentage point impact on catastrophe unit combined ratio	16.3

In comparison, the third quarter of 2011 was negatively impacted by certain aggregate loss contracts and hurricane Irene which resulted in $30.1 million and $27.7 million, respectively, of net claims and claim expenses which had a combined net negative impact on the catastrophe unit underwriting result of $52.3 million and added 32.2 percentage points to the catastrophe unit combined ratio, as detailed in the table below.

Three months ended September 30, 2011	Aggregate Loss Contracts	Hurricane Irene	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,060)	$(27,672)	$(57,732)
Reinstatement premiums earned	—	5,460	5,460
Net negative impact on catastrophe unit underwriting result	$(30,060)	$(22,212)	$(52,272)
Percentage point impact on catastrophe unit combined ratio	17.1	14.5	32.2

Partially offsetting the impact of certain aggregate loss contracts and hurricane Irene during the third quarter of 2011 was underwriting income of $12.1 million related to the large events which occurred in the first and second quarters of 2011, namely the Australian flooding and the New Zealand and Tohoku earthquakes, primarily a result of net reductions in claims and claim expenses experienced during the third quarter of 2011 with respect to these events.
During the third quarter of 2012, we experienced $17.9 million of favorable development on prior year reserves within the catastrophe unit, compared to $1.0 million in the third quarter of 2011, primarily due to $16.3 million of favorable development related to reductions in the expected ultimate losses for the 2008 hurricanes and $10.4 million of favorable development related to a number of small catastrophes, partially offset by adverse development of $8.7 million associated with an increase in reported gross ultimate losses on the Tohoku earthquake from certain cedants. The favorable development of $1.0 million in the third quarter of 2011 was primarily related to decreases in estimated ultimate losses on certain specific events.
Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Three months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$37,932	25,614	$12,318
DaVinci	—	(20)	20
Total specialty gross premiums written	$37,932	$25,594	$12,338
Net premiums written	$37,229	$25,511	$11,718
Net premiums earned	$39,553	$32,832	$6,721
Net claims and claim expenses incurred	35,562	2,344	33,218
Acquisition expenses	5,986	4,815	1,171
Operational expenses	6,671	7,459	(788)
Underwriting (loss) income	$(8,666)	$18,214	$(26,880)

Net claims and claim expenses incurred – current accident year	$35,028	$15,116	$19,912
Net claims and claim expenses incurred – prior accident years	534	(12,772)	13,306
Net claims and claim expenses incurred – total	$35,562	$2,344	$33,218

Net claims and claim expense ratio – current accident year	88.6%	46.0%	42.6%
Net claims and claim expense ratio – prior accident years	1.3%	(38.9)%	40.2%
Net claims and claim expense ratio – calendar year	89.9%	7.1%	82.8%
Underwriting expense ratio	32.0%	37.4%	(5.4)%
Combined ratio	121.9%	44.5%	77.4%

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2012, our specialty reinsurance gross premiums written increased $12.3 million, or 48.2%, to $37.9 million, compared to $25.6 million in the third quarter of 2011, primarily due to the inception of several new quota share contracts during the third quarter of 2012.
Specialty Reinsurance Underwriting Results – Our specialty unit incurred an underwriting loss of $8.7 million in the third quarter of 2012, compared to generating underwriting income of $18.2 million in the third quarter of 2011, a decrease of $26.9 million, principally due to a $33.2 million increase in net claims and claims expenses, partially offset by a $6.7 million increase in net premiums earned as a result of the increase in gross premiums written, as noted above.
In the third quarter of 2012, our specialty unit generated a net claims and claim expense ratio of 89.9%, an underwriting expense ratio of 32.0% and a combined ratio of 121.9%, compared to 7.1%, 37.4% and 44.5%, respectively, in the third quarter of 2011. The $26.9 million decrease in underwriting income and 77.4 percentage point increase in the combined ratio was principally driven by a $19.9 million and $13.3 million increase in current and prior accident years net claims and claim expenses, respectively. The acquisition expense ratio decreased 5.4 percentage points primarily due to the increase in net premiums earned, noted above.

Current accident year net claims and claim expenses of $35.0 million was principally comprised of $16.0 million related to estimated ultimate losses related to potential exposure to LIBOR related claims attributable to the current accident year, as discussed below, with the remainder due to the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
Commencing in June 2012, a series of governmental and regulatory announcements have been released alleging manipulation of reported LIBOR rates and related claims potentially impacting a large number of financial institutions.  To date, more than a dozen federal, state and international regulators across three continents have issued statements regarding ongoing investigations relating to LIBOR, including the U.S. Department of Justice, the Serious Fraud Office of the United Kingdom (U.K.), the Financial Services Authority of the U.K. , and the attorney general offices of New York, Connecticut and several other U.S. states.  According to widespread media reports, both the number of these investigations and the number of financial institutions and persons involved are each expected to increase.  Related civil litigation premised on LIBOR-related allegations includes numerous individual actions, putative shareholder class actions, shareholder derivative suits and employee-initiated actions.  Based on public statements and media reports, we believe these matters to be the investigated are unusually complex and have the potential  to continue for years.  Due to the magnitude of this issue and the ongoing nature of the investigations into the alleged misconduct, meaningful uncertainty remains regarding the facts and circumstances surrounding this matter as well as the extent of any losses that may ultimately occur as a result.  To date, we have received no loss notifications relating to this matter.
The adverse development of $0.5 million in the third quarter of 2012 was primarily driven by $5.0 million of adverse development for estimated ultimate losses related to potential exposure to LIBOR related claims, as discussed above, partially offset by $4.5 million of favorable development due to lower than expected claims emergence. Favorable development of $12.8 million within our specialty reinsurance unit in the third quarter of 2011 was principally the result of lower than expected claims emergence.

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Three months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$26,455	$14,290	$12,165
Catastrophe	2,267	2,837	(570)
Total Lloyd’s gross premiums written	$28,722	$17,127	$11,595
Net premiums written	$26,982	$16,125	$10,857
Net premiums earned	$32,375	$20,797	$11,578
Net claims and claim expenses incurred	26,331	14,141	12,190
Acquisition expenses	6,051	4,013	2,038
Operational expenses	11,532	9,560	1,972
Underwriting loss	$(11,539)	$(6,917)	$(4,622)

Net claims and claim expenses incurred – current accident year	$29,051	$14,089	$14,962
Net claims and claim expenses incurred – prior accident years	(2,720)	52	(2,772)
Net claims and claim expenses incurred – total	$26,331	$14,141	$12,190

Net claims and claim expense ratio – current accident year	89.7%	67.7%	22.0%
Net claims and claim expense ratio – prior accident years	(8.4)%	0.3%	(8.7)%
Net claims and claim expense ratio – calendar year	81.3%	68.0%	13.3%
Underwriting expense ratio	54.3%	65.3%	(11.0)%
Combined ratio	135.6%	133.3%	2.3%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $11.6 million, or 67.7%, to $28.7 million in the third quarter of 2012, compared to $17.1 million in the third quarter of 2011, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd's segment incurred an underwriting loss of $11.5 million and generated a combined ratio of 135.6% in the third quarter of 2012, compared to $6.9 million and 133.3%, respectively, in the third quarter of 2011. Our Lloyd's segment experienced current accident year net claims and claim expenses of $29.1 million during the third quarter of 2012 which included $7.5 million due to the U.S. drought impacting the 2012 crop season and estimated ultimate losses of $2.5 million associated with potential exposure to LIBOR related claims attributable to the current accident year, combined with the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses, compared to the third quarter of 2011 which was negatively impacted $2.5 million by hurricane Irene. Operational expenses increased $2.0 million to $11.5 million in the third quarter of 2012, compared to the third quarter of 2011, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 54.3% in the third quarter of 2012, from 65.3% in the third quarter of 2011, was primarily driven by the increase in net premiums earned.

Insurance Segment
Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview
Three months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$—	$—	$—
Net premiums written	$(111)	$140	$(251)
Net premiums earned	$(111)	$353	$(464)
Net claims and claim expenses incurred	(196)	5,124	(5,320)
Acquisition expenses	129	80	49
Operational expenses	2	147	(145)
Underwriting loss	$(46)	$(4,998)	$4,952

Net claims and claim expenses incurred – current accident year	$—	$(17)	$17
Net claims and claim expenses incurred – prior accident years	(196)	5,141	(5,337)
Net claims and claim expenses incurred – total	$(196)	$5,124	$(5,320)

Net claims and claim expense ratio – current accident year	—%	(4.8)%	4.8%
Net claims and claim expense ratio – prior accident years	176.6%	1,456.4%	(1,279.8)%
Net claims and claim expense ratio – calendar year	176.6%	1,451.6%	(1,275.0)%
Underwriting expense ratio	(118.0)%	64.3%	(182.3)%
Combined ratio	58.6%	1,515.9%	(1,457.3)%

Insurance Segment Gross Premiums Written – Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities and/or transactions for our Insurance segment. Gross premiums written in the Insurance segment can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of quota share reinsurance contracts, including whether or not the Company has portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.
Insurance Segment Underwriting Results – Our Insurance segment incurred an underwriting loss of $46 thousand in the third quarter of 2012, primarily due to premium and acquisition expense adjustments and partially offset by favorable development on prior accident years of $0.2 million as a result of reductions in reported losses on certain attritional loss contracts. During the third quarter of 2011, our Insurance segment incurred an underwriting loss of $5.0 million, primarily due to adverse development on prior accident years of $5.1 million principally due to the receipt of two large contractors liability claims during the third quarter of 2011.

Net Investment Income (Loss)

Three months ended September 30,	2012	2011	Change
(in thousands)
Fixed maturity investments	$24,785	$11,435	$13,350
Short term investments	219	281	(62)
Equity investments trading	181	171	10
Other investments
Hedge funds and private equity investments	10,383	(25,702)	36,085
Other	12,737	(11,665)	24,402
Cash and cash equivalents	63	66	(3)
	48,368	(25,414)	73,782
Investment expenses	(3,204)	(2,526)	(678)
Net investment income (loss)	$45,164	$(27,940)	$73,104

Net investment income was $45.2 million in the third quarter of 2012, compared to a loss of $27.9 million in the third quarter of 2011. The $73.1 million increase in net investment income was primarily driven by the Company's fixed maturity investment portfolio as a result of increased allocations to credit which benefited from tightening spreads across most sectors during the quarter, improved returns in the Company's portfolio of other investments principally as a result of increased valuations in the equity markets and an increase in average invested assets.
Historically low interest rates as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $14.0 million in the third quarter of 2012, compared to unrealized losses of $42.9 million in the third quarter of 2011.
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
Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended September 30,	2012	2011	Change
(in thousands)
Gross realized gains	$19,891	$38,054	$(18,163)
Gross realized losses	(2,811)	(6,099)	3,288
Net realized gains on fixed maturity investments	17,080	31,955	(14,875)
Net unrealized gains (losses) on fixed maturity investments trading	56,942	(13,007)	69,949
Net unrealized gains (losses) on equity investments trading	2,236	(1,965)	4,201
Net realized and unrealized gains on investments	$76,258	$16,983	$59,275
Total other-than-temporary impairments	—	(498)	498
Portion recognized in other comprehensive income, before taxes	—	49	(49)
Net other-than-temporary impairments	$—	$(449)	$449

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio. We experienced net realized and unrealized gains on fixed maturity investments included in our consolidated statements of operations of $74.0 million during the third quarter of 2012. However, the trend towards historically low interest rates (as compared to recent years) may reverse, resulting in a rising interest rate environment which would tend to diminish our ability to generate net realized gains on our portfolio of fixed maturity investments.
Net realized and unrealized gains on investments were $76.3 million in the third quarter of 2012, compared to $17.0 million in the third quarter of 2011, an increase of $59.3 million. The net unrealized gains on our fixed maturity investments trading of $56.9 million during the the third quarter of 2012 increased $69.9 million, compared to unrealized losses of $13.0 million in the third quarter of 2011, primarily due to the net appreciation of our fixed maturity investment portfolio as a result of tightening credit spreads during the third quarter of 2012. Included in net realized and unrealized gains on investments in the third quarter of 2012 is $2.2 million of net unrealized gains on equity investments trading due to increases in the share prices of our equity positions.
Equity in Earnings of Other Ventures

Three months ended September 30,	2012	2011	Change
(in thousands)
Top Layer Re	$4,970	$3,688	$1,282
Tower Hill Companies	1,930	2,504	(574)
Other	(2,590)	(1,398)	(1,192)
Total equity in earnings of other ventures	$4,310	$4,794	$(484)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and the Tower Hill Companies and was $4.3 million in the third quarter of 2012, compared to $4.8 million in the third quarter of 2011. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other Loss

Three months ended September 30,	2012	2011	Change
(in thousands)
Weather and energy risk management operations	$172	$(3,232)	$3,404
Gain on sale of NBIC	—	4,836	(4,836)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(3,696)	(2,704)	(992)
Other items	2,643	(915)	3,558
Total other loss	$(881)	$(2,015)	$1,134

In the third quarter of 2012 we incurred an other loss of $0.9 million, compared to a loss of $2.0 million in the third quarter of 2011. The $1.1 million improvement is primarily due to our weather and energy risk management operations generating income of $0.2 million, compared to incurring a loss of $3.2 million principally due to the absence of losses experienced during the third quarter of 2011 as a result of warm temperatures in both the U.S. and certain parts of Europe. As a result of the sale of NBIC Holdings, Inc. ("NBIC") in the third quarter of 2011, the Company recorded a $4.8 million gain, included in other loss, which did not recur in the third quarter of 2012.
Certain contracts we enter into in our weather and energy risk operations are informed in part on proprietary weather forecasts provided by our Weather Predict subsidiary.  The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.  We continue to allocate capital to our weather and energy risk management operations. This operation continually seeks new markets and relationships for its weather and energy risk products, including leveraging strategic affiliations and ceding risk where appropriate.  Given current market opportunities, we have ceded a substantial portion of this operation's risk portfolio. Our results from these activities will therefore fluctuate on an absolute or relative basis over time.  We have expanded our weather and energy risk management operations in the last several years to include weather contingent energy products and by increasing the size and volume of transactions with respect to our previously existing weather and energy risk management operations.  The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities.  These activities present certain operational as well as financial risks, which we seek to mitigate, although there can be no assurance that we will be able to successfully mitigate such risks.
Corporate Expenses

Three months ended September 30,	2012	2011	Change
(in thousands)
Total corporate expenses	$3,850	$3,582	$268

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were relatively flat at $3.9 million in the third quarter of 2012, compared to $3.6 million in the third quarter of 2011.
Net Income Attributable to Noncontrolling Interests

Three months ended September 30,	2012	2011	Change
(in thousands)
Net income attributable to noncontrolling interests	$(51,083)	$(5,044)	$(46,039)

Our net income attributable to the noncontrolling interests was $51.1 million in the third quarter of 2012, compared to $5.0 million in the third quarter of 2011. The $46.0 million change is primarily due to an increase in the profitability of DaVinciRe and a decrease in our ownership in DaVinciRe from 42.8% at September 30, 2011 to 31.5% at September 30, 2012, consequently increasing redeemable noncontrolling interest - DaVinciRe. We expect our ownership in DaVinciRe to fluctuate over time.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Nine months ended September 30,	2012	2011	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,467,846	$1,392,006	$75,840
Net premiums written	1,025,240	983,580	41,660
Net premiums earned	785,704	751,940	33,764
Net claims and claim expenses incurred	138,318	857,628	(719,310)
Underwriting income (loss)	447,049	(304,261)	751,310
Net investment income	126,878	65,669	61,209
Net realized and unrealized gains on investments	153,374	46,748	106,626
Income (loss) from continuing operations	687,791	(193,716)	881,507
Income (loss) from discontinued operations	1,166	(12,585)	13,751
Net income (loss)	688,957	(206,301)	895,258
Net income (loss) available (attributable) to RenaissanceRe common shareholders	524,359	(174,006)	698,365

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$10.22	$(3.19)	$13.41
Income (loss) from discontinued operations per common share – diluted	0.02	(0.25)	0.27
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$10.24	$(3.44)	$13.68
Dividends per common share	$0.81	$0.78	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	33.1%	127.0%	(93.9)%
Net claims and claim expense ratio – prior accident years	(15.5)%	(12.9)%	(2.6)%
Net claims and claim expense ratio – calendar year	17.6%	114.1%	(96.5)%
Underwriting expense ratio	25.5%	26.4%	(0.9)%
Combined ratio	43.1%	140.5%	(97.4)%

Return on average common equity	21.7%	(7.5)%	29.2%

Book value	September 30, 2012	December 31, 2011	Change
Book value per common share	$68.20	$59.27	$8.93
Accumulated dividends per common share	11.73	10.92	0.81
Book value per common share plus accumulated dividends	$79.93	$70.19	$9.74
Change in book value per common share plus change in accumulated dividends	16.4%

Balance sheet highlights	September 30, 2012	December 31, 2011	Change
Total assets	$8,793,508	$7,744,912	$1,048,596
Total shareholders’ equity attributable to RenaissanceRe	$3,838,956	$3,605,193	$233,763

Net income available to RenaissanceRe common shareholders was $524.4 million in the first nine months of 2012, compared to a net loss attributable to RenaissanceRe common shareholders of $174.0 million in the first nine months of 2011, an improvement of $698.4 million. As a result of our net income available to RenaissanceRe common shareholders in the first nine months of 2012, we generated an annualized return on average common equity of 21.7% and our book value per common share increased from $59.27 at December 31, 2011 to $68.20 at September 30, 2012, a 16.4% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first nine months of 2012, on a comparative basis to the first nine months of 2011, include:

•
Significantly Improved Underwriting Results - our underwriting income of $447.0 million in the first nine months of 2012 improved $751.3 million from an underwriting loss of $304.3 million in the first nine months of 2011, primarily due to a relatively low level of insured catastrophes and improved pricing which resulted in higher premiums written in the first nine months of 2012, compared to the first nine months of 2011. The first nine months of 2011 experienced $704.5 million of underwriting losses as a result of a number of large losses which occurred in the first nine months of 2011, namely the 2011 New Zealand and Tohoku earthquakes, the Australian floods, the U.S. tornadoes, certain aggregate loss contracts and hurricane Irene (collectively referred to as the "2011 Large Losses"), as detailed in the table below;

•
Higher Investment Results - our net investment income and net realized and unrealized gains on investments increased $61.2 million and $106.6 million, respectively, in the first nine months of 2012, compared to the first nine months of 2011, primarily due to improved valuations in our fixed maturity investments portfolio, improved valuations in our portfolios of other investments and equity investments trading and an increase in average invested assets;

•
Equity in Earnings of Other Ventures - our equity in earnings of other ventures improved to earnings of $16.6 million in the first nine months of 2012, compared to a loss of $13.8 million in the first nine months of 2011. The $30.5 million improvement is primarily due to our equity investment in Top Layer Re which generated income of $14.8 million in the first nine months of 2012, compared to a loss of $14.9 million in the first nine months of 2011, an improvement of $29.7 million, principally due to the absence of large losses during the first nine months of 2012, compared to claims and claim expenses incurred in the first nine months of 2011 in Top Layer Re related to the 2011 New Zealand earthquake; and partially offset by

•
Net (Income) Loss Attributable to Redeemable Noncontrolling Interest - DaVinciRe - our net income attributable to redeemable noncontrolling interest - DaVinciRe was $137.9 million in the first nine months of 2012, compared to net loss attributable to redeemable noncontrolling interest - DaVinciRe of $58.8 million in the first nine months of 2011, a change of $196.7 million, principally due to a significant improvement in underwriting income as a result of the decrease in current accident year net claims and claim expenses and higher investment results, as noted above, which also impacted DaVinciRe, and together resulted in net income for the first nine months of 2012, compared to net loss in the first nine months of 2011. In addition, our ownership in DaVinciRe decreased from 42.8% at September 30, 2011 to 31.5% at September 30, 2012, consequently increasing redeemable noncontrolling interest - DaVinciRe; and

•
Other (Loss) Income - our other (loss) income deteriorated $71.6 million to a loss of $28.7 million in the first nine months of 2012, compared to income of $43.0 million in the first nine months of 2011, primarily the result of $29.4 million of trading losses within the Company's weather and energy risk management operations due to the unusually warm weather experienced in parts of the United Kingdom and parts of the United States during the first quarter of 2012, compared to a trading loss of $3.7 million in the first nine months of 2011; and of ceded reinsurance contracts accounted for at fair value which incurred a loss of $1.4 million in the first nine months of 2012, compared to income of $39.8 million in the first nine months of 2011, due to net recoverables on the Tohoku earthquake in the first quarter of 2011 which did not reoccur in the first nine months of 2012.

Net Negative Impact of Hurricane Isaac and the 2011 Large Losses
Net negative impact of hurricane Isaac and the 2011 Large Losses includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed, lost profit commissions and redeemable noncontrolling interest - DaVinci Re. Net negative impact of the 2011 Large Losses also includes earned reinstatement premiums ceded, equity in the net claims and claim expenses of Top Layer Re, and other income in respect of ceded reinsurance contracts accounted for at fair value. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of the these events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from the these events. In addition, a significant portion of the net claims and claim expenses associated with the 2011 New Zealand and Tohoku earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Accordingly, our actual net negative impact from the these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.
See the financial data below for additional information detailing the net negative impact of hurricane Isaac on our consolidated financial statements for the first nine months of 2012.

Nine months ended September 30, 2012	Hurricane Isaac
(in thousands, except percentages)
Net claims and claim expenses incurred	$(29,004)
Reinstatement premiums earned	7,436
Lost profit commissions	(2,016)
Net negative impact on underwriting result	(23,584)
Redeemable noncontrolling interest - DaVinciRe	7,935
Net negative impact	$(15,649)
Percentage point impact on consolidated combined ratio	3.6

Net negative impact on Reinsurance segment underwriting result	$(23,084)
Net negative impact on Lloyd's segment underwriting result	(500)
Net negative impact on underwriting result	$(23,584)

See the financial data below for additional information detailing the net negative impact of the 2011 Large Losses, on our consolidated financial statements for the first nine months of 2011.

	2011 Large Losses
Nine months ended September 30, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	U.S. Tornadoes	Aggregate Loss Contracts	Hurricane Irene	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(251,013)	$(373,800)	$(23,148)	$(123,263)	$(30,090)	$(30,172)	$(831,486)
Assumed reinstatement premiums earned	38,334	83,767	3,974	23,309	—	5,460	154,844
Ceded reinstatement premiums earned	(3,327)	(16,712)	—	—	—	—	(20,039)
Lost profit commissions	(7,869)	1,249	(1,062)	(96)	—	—	(7,778)
Net negative impact on underwriting result	(223,875)	(305,496)	(20,236)	(100,050)	(30,090)	(24,712)	(704,459)
Equity in net claims and claim expenses of Top Layer Re	(23,758)	—	—	—	—	—	(23,758)
Recoveries from ceded reinsurance contracts accounted for at fair value	—	45,000	—	—	—	—	45,000
Redeemable noncontrolling interest - DaVinciRe	51,267	66,578	3,277	29,564	4,457	6,794	161,937
Net negative impact	$(196,366)	$(193,918)	$(16,959)	$(70,486)	$(25,633)	$(17,918)	$(521,280)
Percentage point impact on consolidated combined ratio	29.3	40.7	2.5	12.5	4.0	3.1	105.3

Net negative impact on Reinsurance segment underwriting result	$(217,849)	$(293,946)	$(20,236)	$(97,180)	$(30,090)	(22,212)	(681,513)
Net negative impact on Lloyd's segment underwriting result	(6,026)	(11,550)	—	(2,870)	—	(2,500)	(22,946)
Net negative impact on underwriting result	$(223,875)	$(305,496)	$(20,236)	$(100,050)	$(30,090)	$(24,712)	$(704,459)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Nine months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$1,334,438	$1,303,897	$30,541
Net premiums written	$916,171	$906,167	$10,004
Net premiums earned	$698,473	$696,964	$1,509
Net claims and claim expenses incurred	90,892	797,188	(706,296)
Acquisition expenses	57,742	62,187	(4,445)
Operational expenses	93,246	97,726	(4,480)
Underwriting income (loss)	$456,593	$(260,137)	$716,730

Net claims and claim expenses incurred – current accident year	$196,263	$902,118	$(705,855)
Net claims and claim expenses incurred – prior accident years	(105,371)	(104,930)	(441)
Net claims and claim expenses incurred – total	$90,892	$797,188	$(706,296)

Net claims and claim expense ratio – current accident year	28.1%	129.4%	(101.3)%
Net claims and claim expense ratio – prior accident years	(15.1)%	(15.0)%	(0.1)%
Net claims and claim expense ratio – calendar year	13.0%	114.4%	(101.4)%
Underwriting expense ratio	21.6%	22.9%	(1.3)%
Combined ratio	34.6%	137.3%	(102.7)%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $30.5 million, or 2.3%, to $1,334.4 million in the first nine months of 2012, compared to $1,303.9 million in the first nine months of 2011. Excluding the impact of $30.7 million of negative reinstatement premiums adjustments in the first nine months of 2012, and $154.5 million of reinstatement premiums written in the first nine months of 2011, gross premiums written increased $215.8 million or 18.8%, primarily due to the catastrophe unit experiencing improved market conditions on a risk-adjusted basis within its core lines of business during the January 2012 and June 2012 renewals and due to the inception of several new contracts during the first nine months of 2012 which met our risk-adjusted return thresholds within our specialty unit.
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
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $456.6 million in the first nine months of 2012, compared to incurring an underwriting loss of $260.1 million in the first nine months of 2011, an improvement of $716.7 million. In the first nine months of 2012, our Reinsurance segment generated a net claims and claim expense ratio of 13.0%, an underwriting expense ratio of 21.6% and a combined ratio of 34.6%, compared to 114.4%, 22.9% and 137.3%, respectively, in the first nine months of 2011.

The $716.7 million improvement in the Reinsurance segment's underwriting result and 102.7 percentage point decrease in the combined ratio was principally due to the relatively low level of insured catastrophes in the first nine months of 2012, compared to the first nine months of 2011. During the first nine months of 2012, hurricane Isaac had a net negative impact of $23.1 million, or 4.0 percentage points, on our Reinsurance segment's underwriting result and combined ratio, respectively, as detailed in the table below. In addition, current accident year net claims and claim expenses in the first nine months of 2012 included $16.0 million of estimated ultimate losses related to potential exposure to LIBOR related claims attributable to the current accident year.

Nine months ended September 30, 2012	Hurricane Isaac
(in thousands, except percentages)
Net claims and claim expenses incurred	$(28,504)
Reinstatement premiums earned	7,436
Lost profit commissions	(2,016)
Net negative impact on Reinsurance segment underwriting result	(23,084)
Percentage point impact on Reinsurance segment combined ratio	4.0

Net negative impact on catastrophe unit underwriting result	$(23,084)
Net negative impact on specialty unit underwriting result	—
Net negative impact on Reinsurance segment underwriting result	$(23,084)

In comparison, during the the first nine months of 2011, the 2011 Large Losses had a net negative impact on the Reinsurance segment underwriting result of $681.5 million and added 112.3 percentage points to the Reinsurance segment combined ratio, as detailed in the table below.

	2011 Large Losses
Nine months ended September 30, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	U.S. Tornadoes	Aggregate Loss Contracts	Hurricane Irene	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(244,987)	$(362,302)	$(23,148)	$(120,263)	$(30,090)	$(27,672)	$(808,462)
Assumed reinstatement premiums earned	38,334	83,565	3,974	23,179	—	5,460	154,512
Ceded reinstatement premiums earned	(3,327)	(16,458)	—	—	—	—	(19,785)
Lost profit commissions	(7,869)	1,249	(1,062)	(96)	—	—	(7,778)
Net negative impact on Reinsurance segment underwriting result	$(217,849)	$(293,946)	$(20,236)	$(97,180)	$(30,090)	$(22,212)	$(681,513)
Percentage point impact on Reinsurance segment combined ratio	30.9	42.7	2.7	13.1	4.3	2.9	112.3

Net negative impact on catastrophe unit underwriting result	$(205,349)	$(273,946)	$(14,236)	$(97,180)	$(30,090)	$(22,212)	$(643,013)
Net negative impact on specialty unit underwriting result	(12,500)	(20,000)	(6,000)	—	—	—	(38,500)
Net negative impact on Reinsurance segment underwriting result	$(217,849)	$(293,946)	$(20,236)	$(97,180)	$(30,090)	$(22,212)	$(681,513)

Our Reinsurance segment prior year reserves experienced $105.4 million and $104.9 million of net favorable development in the first nine months of 2012 and 2011, respectively. The favorable development on prior year reserves in the first nine months of 2012 included $86.1 million related to our catastrophe reinsurance unit and $19.3 million related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled

$57.5 million and $43.7 million in the first nine months of 2012 and 2011, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.2% and 6.3%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $102.7 million and $39.9 million in the first nine months of 2012 and 2011, respectively.
Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Nine months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$720,220	$742,888	$(22,668)
DaVinci	438,463	436,253	2,210
Total property catastrophe gross premiums written	$1,158,683	$1,179,141	$(20,458)
Net premiums written	$747,684	$786,910	$(39,226)
Net premiums earned	$576,498	$598,040	$(21,542)
Net claims and claim expenses incurred	27,780	770,113	(742,333)
Acquisition expenses	41,436	46,658	(5,222)
Operational expenses	72,758	75,464	(2,706)
Underwriting income (loss)	$434,524	$(294,195)	$728,719

Net claims and claim expenses incurred – current accident year	$113,864	$802,630	$(688,766)
Net claims and claim expenses incurred – prior accident years	(86,084)	(32,517)	(53,567)
Net claims and claim expenses incurred – total	$27,780	$770,113	$(742,333)

Net claims and claim expense ratio – current accident year	19.8%	134.2%	(114.4)%
Net claims and claim expense ratio – prior accident years	(15.0)%	(5.4)%	(9.6)%
Net claims and claim expense ratio – calendar year	4.8%	128.8%	(124.0)%
Underwriting expense ratio	19.8%	20.4%	(0.6)%
Combined ratio	24.6%	149.2%	(124.6)%

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2012, our catastrophe reinsurance gross premiums written decreased by $20.5 million, or 1.7%, to $1,158.7 million, compared to $1,179.1 million in the first nine months of 2011. Excluding the impact of $30.7 million of negative reinstatement premiums adjustments in the first nine months of 2012 and $154.5 million of reinstatement premiums written in the first nine months of 2011, our catastrophe unit gross premiums written increased $164.8 million, or 16.1%, in the first nine months of 2012, primarily due to improved market conditions on a risk-adjusted basis within our core lines of business during the January and June 2012 renewals, inclusive of $37.4 million and $37.7 million of gross premiums written on behalf of our most recent fully-collateralized joint ventures, Upsilon Re and Tim Re III.
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

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $434.5 million in the first nine months of 2012, compared to incurring an underwriting loss of $294.2 million in the first nine months of 2011, an improvement of $728.7 million. The improvement in underwriting income was principally due to a $688.8 million decrease in current accident year claims and claim expenses as a result of the relatively low level of insured catastrophe losses during the first nine months of 2012, compared to the first nine months of 2011 which was negatively impacted by net claims and claim expenses related to the 2011 Large Losses of $770.0 million. Partially offsetting the decrease in current accident year net claims and claim expenses was a $21.5 million decrease in net premiums earned, which was driven by the absence of net earned reinstatement premiums in the first nine months of 2012, compared to $154.5 million of net earned reinstatement premiums in the first nine months of 2011.
In the first nine months of 2012, our catastrophe unit generated a net claims and claim expense ratio of 4.8%, an underwriting expense ratio of 19.8% and a combined ratio of 24.6%, compared to 128.8%, 20.4% and 149.2%, respectively, in the first nine months of 2011. Current accident year net claims and claim expenses of $113.9 million includes $35.0 million related to the tornado outbreaks across the Midwestern region of the U.S. during late February and early March (PCS 66 and 67, respectively), $28.5 million related to hurricane Isaac and $11.5 million related to the June 29, 2012 derecho (PCS 83) which impacted the Midwest to Mid-Atlantic coast of the U.S., with the remainder due primarily to a number of other relatively small events throughout the U.S. During the first nine months of 2012, hurricane Isaac had a net negative impact of $23.1 million, or 5.5 percentage points, on our catastrophe unit's underwriting result and combined ratio, respectively, as detailed in the table below.

Nine months ended September 30, 2012	Hurricane Isaac
(in thousands, except percentages)
Net claims and claim expenses incurred	$(28,504)
Reinstatement premiums earned	7,436
Lost profit commissions	(2,016)
Net negative impact on catastrophe unit underwriting result	(23,084)
Percentage point impact on catastrophe unit combined ratio	5.5

In comparison, the first nine months of 2011 were negatively impacted by the 2011 Large Losses which had a net negative impact on the catastrophe unit underwriting result of $643.0 million and added 124.5 percentage points to the catastrophe unit combined ratio, after considering the impact of net reinstatement premiums earned and net lost profit commission related to these events, as detailed in the table below.

	2011 Large Losses
Nine months ended September 30, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	U.S. Tornadoes	Aggregate Loss Contracts	Hurricane Irene	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(232,487)	$(342,302)	$(17,148)	$(120,263)	$(30,090)	$(27,672)	$(769,962)
Assumed reinstatement premiums earned	38,334	83,565	3,974	23,179	—	5,460	154,512
Ceded reinstatement premiums earned	(3,327)	(16,458)	—	—	—		(19,785)
Lost profit commissions	(7,869)	1,249	(1,062)	(96)	—		(7,778)
Net negative impact on catastrophe unit underwriting result	$(205,349)	$(273,946)	$(14,236)	$(97,180)	$(30,090)	$(22,212)	$(643,013)
Percentage point impact on catastrophe unit combined ratio	33.4	45.4	2.1	14.9	5.0	3.3	124.5

During the first nine months of 2012, we experienced $86.1 million of favorable development on prior year reserves, compared to $32.5 million of favorable development on prior years reserves in the first nine months of 2011. The favorable development on prior year reserves in the first nine months of 2012 was primarily due to $17.3 million related to the 2007 U.K floods, $16.3 million related to the 2008 hurricanes, $5.0 million related to the 2011 Danish floods, $5.0 million related to the 2005 hurricanes, $4.6 million related to hurricane Irene, $3.9 million related to the 2011 Thailand floods, $3.3 million related to the Tohoku earthquake, and $5.9 million related to actuarial assumption changes, with the remainder due to better than expected claims emergence associated with a number of other catastrophes, partially offset by adverse development on the 2011 New Zealand earthquake of $7.5 million. The favorable development of $32.5 million in the first nine months of 2011 was primarily related to decreases in estimated ultimate losses on certain specific events, including $13.5 million related to tropical cyclone Tasha and $8.5 million related to the 2005 hurricanes and better than expected claims emergence associated with a number of other catastrophes, partially offset by an increase in the estimated ultimate losses on the September 2010 New Zealand earthquake of $15.9 million.
Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Nine months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$173,255	$123,075	$50,180
DaVinci	2,500	1,681	819
Total specialty gross premiums written	$175,755	$124,756	$50,999
Net premiums written	$168,487	$119,257	$49,230
Net premiums earned	$121,975	$98,924	$23,051
Net claims and claim expenses incurred	63,112	27,075	36,037
Acquisition expenses	16,306	15,529	777
Operational expenses	20,488	22,262	(1,774)
Underwriting income	$22,069	$34,058	$(11,989)

Net claims and claim expenses incurred – current accident year	$82,399	$99,488	$(17,089)
Net claims and claim expenses incurred – prior accident years	(19,287)	(72,413)	53,126
Net claims and claim expenses incurred – total	$63,112	$27,075	$36,037

Net claims and claim expense ratio – current accident year	67.6%	100.6%	(33.0)%
Net claims and claim expense ratio – prior accident years	(15.9)%	(73.2)%	57.3%
Net claims and claim expense ratio – calendar year	51.7%	27.4%	24.3%
Underwriting expense ratio	30.2%	38.2%	(8.0)%
Combined ratio	81.9%	65.6%	16.3%

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2012, our specialty reinsurance gross premiums written increased $51.0 million, or 40.9%, to $175.8 million, compared to $124.8 million in the first nine months of 2011, primarily due to the inception of several new contracts during the first nine months of 2012 which met our risk-adjusted return thresholds.
Specialty Reinsurance Underwriting Results – Our specialty unit generated $22.1 million of underwriting income in the first nine months of 2012, compared to $34.1 million in the first nine months of 2011, a decrease of $12.0 million, principally due to a $36.0 million increase in net claims and claim expenses, partially offset by a $23.1 million increase in net premiums earned due to the increase in gross premiums written noted above. The $36.0 million increase in net claims and claim expenses is driven by a $53.1 million decrease in favorable development on prior accident year net claims and claim expenses, partially offset by a $17.1 million decrease in current accident year net claims and claim expenses, both as discussed below.

In the first nine months of 2012, our specialty unit generated a net claims and claim expense ratio of 51.7%, an underwriting expense ratio of 30.2% and a combined ratio of 81.9%, compared to 27.4%, 38.2% and 65.6%, respectively, in the first nine months of 2011. The 8.0 percentage point decrease in the underwriting expense ratio was principally driven by a combination of an increase in net premiums earned as a result of the increase in gross premiums written noted above, and a $1.8 million decrease in operational expenses, during the first nine months of 2012, compared to the first nine months of 2011.
Current accident year net claims and claim expenses of $82.4 million in the first nine months of 2012 includes $16.0 million related to estimated ultimate losses related to potential exposure to LIBOR related claims attributable to the current accident year and $5.0 million related to the grounding of the Costa Concordia cruise ship, with the remainder principally due to the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses. In comparison, the first nine months of 2011 experienced $99.5 million of current accident year net claims and claim expenses including estimated losses associated with the Tohoku earthquake, 2011 New Zealand earthquake and the Australian flooding of $20.0 million, $12.5 million and $6.0 million, respectively.
The favorable development of $19.3 million within our specialty reinsurance unit in the first nine months of 2012 included $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, $2.0 million favorable development on the 2005 hurricanes and $7.9 million of reported losses developing more favorably than expected during the first nine months of 2012 on prior accident years events, partially offset by $5.0 million of adverse development related to estimated ultimate losses related to potential exposure to LIBOR related claims. The favorable development on prior accident years in the first nine months of 2011 of $72.4 million was principally the result of $45.6 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions.

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Nine months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$98,709	$61,071	$37,638
Catastrophe	35,127	26,802	8,325
Total Lloyd’s gross premiums written	$133,836	$87,873	$45,963
Net premiums written	$109,429	$76,946	$32,483
Net premiums earned	$87,566	$53,704	$33,862
Net claims and claim expenses incurred	50,292	53,283	(2,991)
Acquisition expenses	16,229	9,779	6,450
Operational expenses	32,395	27,167	5,228
Underwriting loss	$(11,350)	$(36,525)	$25,175

Net claims and claim expenses incurred – current accident year	$63,697	$53,027	$10,670
Net claims and claim expenses incurred – prior accident years	(13,405)	256	(13,661)
Net claims and claim expenses incurred – total	$50,292	$53,283	$(2,991)

Net claims and claim expense ratio – current accident year	72.7%	98.7%	(26.0)%
Net claims and claim expense ratio – prior accident years	(15.3)%	0.5%	(15.8)%
Net claims and claim expense ratio – calendar year	57.4%	99.2%	(41.8)%
Underwriting expense ratio	55.6%	68.8%	(13.2)%
Combined ratio	113.0%	168.0%	(55.0)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $46.0 million, or 52.3% to $133.8 million in the first nine months of 2012, compared to $87.9 million in the first nine months of 2011, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business and the impact of rate increases, most notably in its casualty lines of business.
Lloyd’s Underwriting Results – Our Lloyd's segment incurred an underwriting loss of $11.4 million and a combined ratio of 113.0% in the first nine months of 2012, compared to $36.5 million and a combined ratio of 168.0% in the first nine months of 2011. Current accident year net claims and claim expenses increased $10.7 million, while favorable development of prior accident years net claims and claim expenses increased $13.7 million, during the the first nine months of 2012, compared to the the first nine months of 2011, resulting in relatively flat net claims and claims expenses of $50.3 million in the the first nine months of 2012, compared to $53.3 million in the the first nine months of 2011. Included in current accident year net claims and claim expenses during the first nine months of 2012 is $7.5 million due to the U.S. drought impacting the 2012 crop season and estimated ultimate losses of $2.5 million associated with potential exposure to LIBOR related claims attributable to the current accident year, with the remainder due principally to the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.

In comparison, the first nine months of 2011 were negatively impacted by the 2011 Large Losses, resulting in $22.9 million of underwriting losses and increasing the combined ratio by 42.7 percentage points, as detailed in the table below.

	2011 Large Losses
Nine months ended September 30, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	U.S. Tornadoes	Hurricane Irene	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(6,026)	$(11,498)	$(3,000)	$(2,500)	$(23,024)
Assumed reinstatement premiums earned	—	202	130	—	332
Ceded reinstatement premiums earned	—	(254)	—	—	(254)
Net negative impact on Lloyd's segment underwriting result	$(6,026)	$(11,550)	$(2,870)	$(2,500)	$(22,946)
Percentage point impact on Lloyd's segment combined ratio	11.2	20.8	5.2	4.6	42.7

Operational expenses increased $5.2 million, to $32.4 million in the first nine months of 2012, compared to the first nine months of 2011, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 55.6% in the first nine months of 2012, from 68.8% in the first nine months of 2011, was primarily driven by the increase in net premiums earned.
Insurance Segment
Below is a summary of the underwriting results and ratios for our Insurance segment:

Insurance segment overview
Nine months ended September 30,	2012	2011	Change
(in thousands, except percentages)
Gross premiums written	$—	$313	$(313)
Net premiums written	$(360)	$467	$(827)
Net premiums earned	$(335)	$1,272	$(1,607)
Net claims and claim expenses incurred	(2,866)	7,157	(10,023)
Acquisition expenses	186	309	(123)
Operational expenses	539	1,405	(866)
Underwriting income (loss)	$1,806	$(7,599)	$9,405

Net claims and claim expenses incurred – current accident year	$—	$(86)	$86
Net claims and claim expenses incurred – prior accident years	(2,866)	7,243	(10,109)
Net claims and claim expenses incurred – total	$(2,866)	$7,157	$(10,023)

Net claims and claim expense ratio – current accident year	—%	(6.8)%	6.8%
Net claims and claim expense ratio – prior accident years	855.5%	569.5%	286.0%
Net claims and claim expense ratio – calendar year	855.5%	562.7%	292.8%
Underwriting expense ratio	(216.4)%	134.7%	(351.1)%
Combined ratio	639.1%	697.4%	(58.3)%

Insurance Segment Gross Premiums Written – Although we are not actively underwriting new business in the Insurance segment at this time, we may from time to time evaluate potential new business opportunities and/or transactions for our Insurance segment. Gross premiums written in the Insurance segment can fluctuate significantly between quarters and between years based on several factors, including, without limitation, the timing of the inception or cessation of quota share reinsurance contracts, including whether or not the Company has portfolio transfers in, or portfolio transfers out, of quota share reinsurance contracts of in-force books of business.
Insurance Segment Underwriting Results – Our Insurance segment generated underwriting income of $1.8 million in the first nine months of 2012, primarily due to favorable development on prior accident years of $2.9 million as a result of reductions in reported losses on certain attritional loss contracts, compared to incurring an underwriting loss of $7.6 million in the first nine months of 2011 due principally to the receipt of two large contractors liability claims during the third quarter of 2011.
Net Investment Income

Nine months ended September 30,	2012	2011	Change
(in thousands)
Fixed maturity investments	$73,554	$63,774	$9,780
Short term investments	953	1,309	(356)
Equity investments trading	532	297	235
Other investments
Hedge funds and private equity investments	28,443	6,035	22,408
Other	31,882	2,000	29,882
Cash and cash equivalents	143	152	(9)
	135,507	73,567	61,940
Investment expenses	(8,629)	(7,898)	(731)
Net investment income	$126,878	$65,669	$61,209

Net investment income was $126.9 million in the first nine months of 2012, compared to $65.7 million in the first nine months of 2011. The $61.2 million increase in net investment income in the first nine months of 2012 was driven by a $22.4 million increase in the returns from our portfolio of hedge funds and private equity investments, although the increase is primarily from our private equity investments due to higher fund valuations, a $29.9 million increase in the returns on the remaining investments included in other investments principally from our allocation to senior secured bank loan funds and non-U.S. fixed income funds, and a $9.8 million increase from our fixed maturity investments portfolio where higher average invested assets benefited from the tightening credit spreads during the first nine months of 2012. Historically low interest rates as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $36.0 million in the first nine months of 2012, compared to $9.2 million of net unrealized losses in the first nine months of 2011.
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

Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Nine months ended September 30,	2012	2011	Change
(in thousands)
Gross realized gains	$75,635	$64,046	$11,589
Gross realized losses	(13,055)	(22,872)	9,817
Net realized gains on fixed maturity investments	62,580	41,174	21,406
Net unrealized gains on fixed maturity investments trading	83,737	7,963	75,774
Net unrealized gains (losses) on equity investments trading	7,057	(2,389)	9,446
Net realized and unrealized gains on investments	$153,374	$46,748	$106,626
Total other-than-temporary impairments	(395)	(498)	103
Portion recognized in other comprehensive income, before taxes	52	49	3
Net other-than-temporary impairments	$(343)	$(449)	$106

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio. We experienced net realized and unrealized gains on fixed maturity investments included in our consolidated statements of operations of $146.3 million during the first nine months of 2012. However, the trend towards historically low interest rates (as compared to recent years) may reverse, resulting in a rising interest rate environment which would tend to diminish our ability to generate net realized gains on our portfolio of fixed maturity investments.
Net realized and unrealized gains on investments were $153.4 million in the first nine months of 2012, compared to $46.7 million in the first nine months of 2011, an improvement of $106.6 million. In addition to increased turnover in our fixed maturity investments portfolio generating $62.6 million of net realized gains in the the first nine months of 2012, unrealized gains on our fixed maturity investments trading of $83.7 million during the the first nine months of 2012 increased $75.8 million, compared to $8.0 million of unrealized gains in the first nine months of 2011, primarily due to the net appreciation of our fixed maturity investment portfolio as a result of tightening credit spreads during the first nine months of 2012. Included in net realized and unrealized gains on investments in the first nine months of 2012 is $7.1 million of net unrealized gains on equity investments trading due to increases in the share prices of our equity positions.

Equity in Earnings (Losses) of Other Ventures

Nine months ended September 30,	2012	2011	Change
(in thousands)
Top Layer Re	$14,820	$(14,854)	$29,674
Tower Hill Companies	4,791	3,271	1,520
Other	(2,985)	(2,248)	(737)
Total equity in earnings (losses) of other ventures	$16,626	$(13,831)	$30,457

Equity in earnings (losses) of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Top Layer Re and the Tower Hill Companies and was earnings of $16.6 million in the first nine months of 2012, compared to losses of $13.8 million in the first nine months of 2011. The $30.5 million improvement in equity in earnings of other ventures was primarily due to our equity in earnings of Top Layer Re of $14.8 million during the first nine months of 2012, as a result of Top Layer Re experiencing no net claims and claims expenses during the first nine months of 2012, compared to the first nine months of 2011, which was negatively impacted by net claims and claim expenses related to the 2011 New Zealand earthquake. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other (Loss) Income

Nine months ended September 30,	2012	2011	Change
(in thousands)
Gain on NBIC	$—	$4,836	$(4,836)
Mark-to-market on Platinum warrant	—	2,975	(2,975)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(1,393)	39,795	(41,188)
Weather and energy risk management operations	(29,416)	(3,716)	(25,700)
Other items	2,123	(927)	3,050
Total other (loss) income	$(28,686)	$42,963	$(71,649)

In the first nine months of 2012 we incurred an other loss of $28.7 million, compared to other income of $43.0 million in the first nine months of 2011. The $71.6 million deterioration in other income is primarily due to:

•
a $41.2 million decrease in other income generated by our assumed and ceded reinsurance contracts accounted for at fair value, principally as a result of $45.0 million of net recoverables from the Tohoku earthquake during the first nine months of 2011 not reoccurring in the first nine months of 2012;

•
losses from our weather and energy risk management operations of $29.4 million due to the unusually warm weather experienced in parts of the United Kingdom and parts of the United States during the first quarter of 2012, compared to losses from these operations of $3.7 million in the first nine months of 2011; and

•	the absence in the first nine months of 2012 of a mark-to-market adjustment on the Platinum warrant due to its sale during the first quarter of 2011 and the sale of NBIC in third quarter of 2011.
Certain contracts we enter into in our weather and energy risk operations are informed in part on proprietary weather forecasts provided by our Weather Predict subsidiary. The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.  We continue to allocate capital to our weather and energy risk management operations. This operation continually seeks new markets and relationships for its weather and energy risk products, including leveraging strategic affiliations and ceding risk where appropriate.  Given current market opportunities, we have ceded a substantial portion of this operation's risk portfolio. Our results from these activities will therefore fluctuate on an absolute or relative basis over time.  We have expanded our weather and energy risk management operations in the last several years to include weather contingent energy products and by increasing the size and volume of transactions with respect to our previously existing weather and energy risk management operations.  The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities.  These activities present certain operational as well as financial risks, which we seek to mitigate, although there can be no assurance that we will be able to successfully mitigate such risks.
Corporate Expenses

Nine months ended September 30,	2012	2011	Change
(in thousands)
Total corporate expenses	$12,728	$9,657	$3,071

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $12.7 million in the first nine months of 2012, compared to $9.7 million in the first nine months of 2011, with the increase primarily due to the absence of a corporate insurance recovery of $1.7 million which was recorded in the first quarter of 2011 and did not reoccur in the first nine months of 2012.
Net (Income) Loss Attributable to Noncontrolling Interests

Nine months ended September 30,	2012	2011	Change
(in thousands)
Net (income) loss attributable to noncontrolling interests	$(138,348)	$58,545	$(196,893)

Our net income attributable to the noncontrolling interests was $138.3 million in the first nine months of 2012, compared to a net loss attributable to noncontrolling interests of $58.5 million in the first nine months of 2011. The $196.9 million change is primarily due to an increase in the profitability of DaVinciRe as a result of the relatively low level of insured catastrophes during the first nine months of 2012, compared to the first nine months of 2011 which was negatively impacted by the 2011 Large Losses, combined with a decrease in our ownership percentage in DaVinciRe from 42.8% at September 30, 2011 to 31.5% at September 30, 2012. We expect our ownership in DaVinciRe to fluctuate over time.
Income (Loss) from Discontinued Operations

Nine months ended September 30,	2012	2011	Change
(in thousands)
Income (loss) from discontinued operations	$1,166	$(12,585)	$13,751

Income (loss) from discontinued operations includes the financial results of substantially all of our U.S.-based insurance operations sold to QBE. Income from discontinued operations of $1.2 million in the first nine months of 2012 is primarily due to recognizing a gain of $1.0 million on the settlement of the Reserve Collar, as noted below, compared to a loss from discontinued operations of $12.6 million in the first nine months of 2011 which was primarily due to the recognition of a $10.0 million expense related to the contractually agreed obligation to pay, or otherwise reimburse, QBE for amounts potentially up to $10.0 million in respect of net adverse development on prior accident years net claims and claim expenses. Effective May 23, 2012, RenaissanceRe and QBE reached an agreement in respect of the Reserve Collar, and RenaissanceRe paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority ("BMA") for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At September 30, 2012, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.1 billion (December 31, 2011 - $2.7 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $554.4 million (December 31, 2011 - $552.9 million). During the first nine months of 2012, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received of $252.0 million, $123.5 million and $Nil, respectively (2011 – $Nil, $6.5 million and $547.3 million, respectively).
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
RenaissanceRe Corporate Capital (UK) Limited and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RenaissanceRe Syndicate Management Limited is subject to regulation by the Financial Services Authority ("FSA") under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s, in an amount determined by Lloyd’s in relation to the member’s underwriting capacity. This amount is determined by Lloyd’s through application of a risk-based capital formula. At September 30, 2012, the Company maintained $127.5 million and £26.5 million as a Funds at Lloyd’s facility (December 31, 2011 - $118.5 million and £24.5 million). In addition, the FSA requires Lloyd’s syndicates to satisfy an annual solvency test and to maintain solvency on a continuous basis, which Syndicate 1458 was in compliance with at December 31, 2011.

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
Cash Flows and Liquidity

Nine months ended September 30,	2012	2011
(in thousands)
Net cash provided by operating activities	$535,666	$194,486
Net cash (used in) provided by investing activities	(343,371)	262,104
Net cash used in financing activities	(161,546)	(500,498)
Effect of exchange rate changes on foreign currency cash	1,390	1,228
Net increase (decrease) in cash and cash equivalents	32,139	(42,680)
Cash and cash equivalents, beginning of period	216,984	277,738
Cash and cash equivalents, end of period	$249,123	$235,058

During the first nine months of 2012, our cash and cash equivalents increased $32.1 million, to $249.1 million at September 30, 2012, compared to $217.0 million at December 31, 2011.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first nine months of 2012 were $535.7 million, compared to $194.5 million in the first nine months of 2011. Cash flows provided by operating activities during the first nine months of 2012 were primarily the result of certain adjustments to reconcile our net income of $689.0 million to net cash provided by operating activities, including: an increase in unearned premiums of $370.6 million due to the timing of, and growth in, our gross premiums written; a reduction in reinsurance recoverable of $194.5 million primarily due to the collection of those balances; and a $99.3 million increase in reinsurance balances payable due to the timing of, and increase in, our premiums ceded, and partially offset by an increase in premiums receivable of $229.4 million due to gross premiums written primarily during the June renewal season, a decrease in our reserve for claims and claim expenses of $209.7 million driven by the payment of claims and by favorable development on prior accident years net claims and claims expenses during the first nine months of 2012, an adjustment for net realized and unrealized gains on fixed maturity investments of $153.4 million due to improved returns on that portfolio, and an increase in our prepaid reinsurance premiums of $131.1 million due to the timing of, and increase in, our premiums ceded. As discussed under “Summary of Results of Operations”, we generated higher underwriting income and higher investment results in the first nine months of 2012 compared to the first nine months of 2011, which contributed to the increase in cash flows provided by operating activities.
Cash flows used in investing activities. During the first nine months of 2012, our cash flows used in investing activities were $343.4 million, principally reflecting our net investment in fixed maturity investments trading of $598.5 million, which was funded primarily by cash provided by our operating activities and net sales of short term investments of $170.2 million.
Cash flows used in financing activities. Our cash flows used in financing activities in the first nine months of 2012 were $161.5 million, and were principally the result of the settlement of $257.5 million of common share repurchases, and the payment of $40.7 million and $26.3 million in dividends to our common and preferred shareholders, respectively, partially offset by net inflows of $158.0 million related to additional third party equity capital raised during the first nine months of 2012 in our redeemable noncontrolling interest - DaVinciRe.
During the first nine months of 2011, our cash and cash equivalents decreased $42.7 million, to $235.1 million at September 30, 2011, compared to $277.7 million at December 31, 2010.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first nine months of 2011 were $194.5 million, compared to $496.4 million in the first nine months of 2010. Cash flows provided by operating activities during the first nine months of 2011 were primarily the result of certain adjustments to reconcile our net loss of $206.3 million to net cash provided by operating activities, including: an increase in our reserve for claims and claim expenses of $968.2 million driven by the significant catastrophes in the first nine months of 2011; an increase in unearned premiums of $337.4 million due to growth in our gross premiums written; and partially offset by an increase in premiums receivable and reinsurance recoverable of $373.1 million and $332.8 million, respectively; an increase in deferred acquisition costs of $35.6 million; and net realized and unrealized gains on fixed maturity investments of $46.7 million. As discussed under “Summary of Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011”, we incurred significant underwriting losses and lower investment results, which contributed to the decrease in cash flows provided by operating activities.
Cash flows provided by investing activities. During the first nine months of 2011, our cash flows provided by investing activities were $262.1 million, which principally reflected $269.5 million in net proceeds from the sale of substantially all of our U.S.-based insurance operations to QBE and $47.9 million related to the sale of our Platinum warrant during the first quarter of 2011. In addition, during the first nine months of 2011, in response to the large catastrophes of the first nine months and the desire to have appropriate capital resources available to pay valid claims quickly, we had net sales and maturities of fixed maturity investments of $511.2 million, and net purchase of short term investments of $535.1 million.
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

The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At September 30, 2012	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$703,573	$229,511	$168,185	$1,101,269
Specialty	121,427	88,538	272,481	482,446
Total Reinsurance	825,000	318,049	440,666	1,583,715
Lloyd’s	26,631	7,528	92,413	126,572
Insurance	19,556	8,478	44,359	72,393
Total	$871,187	$334,055	$577,438	$1,782,680

At December 31, 2011
(in thousands)
Catastrophe	$681,771	$271,990	$388,147	$1,341,908
Specialty	120,189	49,840	301,589	471,618
Total Reinsurance	801,960	321,830	689,736	1,813,526
Lloyd's	17,909	14,459	55,127	87,495
Insurance	32,944	3,515	54,874	91,333
Total	$852,813	$339,804	$799,737	$1,992,354

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the nine months ended September 30, 2012, changes to prior year estimated claims reserves increased (decreased) our net income (loss) by $121.6 million (2011 - $(97.4) million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.
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

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2012	2011
Net reserves as of January 1	$1,588,325	$1,156,132
Net incurred related to:
Current year	259,960	955,059
Prior years	(121,642)	(97,431)
Total net incurred	138,318	857,628
Net paid related to:
Current year	39,299	108,302
Prior years	114,154	114,006
Total net paid	153,453	222,308
Net reserves as of September 30	1,573,190	1,791,452
Reinsurance recoverable as of September 30	209,490	434,553
Gross reserves as of September 30	$1,782,680	$2,226,005

The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2012	2011
Reinsurance	$105,371	$104,930
Lloyd's	13,405	(256)
Insurance	2,866	(7,243)
Total	$121,642	$97,431

For the nine months ended September 30, 2012, the prior year net favorable development of $121.6 million included favorable development of $105.4 million, $13.4 million and $2.9 million attributable to our Reinsurance, Lloyd's and Insurance segments, respectively. Within our Reinsurance segment, the catastrophe unit experienced $86.1 million of favorable development on prior years claims and claim expense reserves and the specialty reinsurance unit experienced $19.3 million of favorable development on prior years claims and claim expense reserves.
For the nine months ended September 30, 2011, the prior year favorable development of $97.4 million included favorable development of $104.9 million, adverse development of $0.3 million and adverse development of $7.2 million attributable to our Reinsurance, Lloyd's and Insurance segments, respectively. Within our Reinsurance segment, the catastrophe unit experienced $32.5 million of favorable development on prior years claims and claim expense reserves and the specialty reinsurance unit experienced $72.4 million of favorable development on prior years claims and claim expense reserves.
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

The following table details the development of our liability for unpaid claims and claim expenses for our Reinsurance segment for the nine months ended September 30, 2012 split between our catastrophe reinsurance unit and our specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Nine months ended September 30, 2012	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
U.K. Floods (2007)	$17,271	$—	$17,271
Hurricanes Gustav & Ike (2008)	16,331	—	16,331
Hurricanes Katrina, Rita and Wilma (2005)	4,966	2,000	6,966
Hurricane Irene (2011)	4,630	—	4,630
Thailand Floods (2011)	3,932	—	3,932
Tohoku Earthquake and Tsunami (2011)	3,299	—	3,299
New Zealand Earthquake (2011)	(7,537)	—	(7,537)
Other	2,615	—	2,615
Total large catastrophe events	45,507	2,000	47,507
Small catastrophe events
Danish Floods (2011)	5,000	—	5,000
U.S. PCS 63 Winter Storm (2011)	2,600	—	2,600
U.S. PCS 42 Winter Storm (2011)	2,560	—	2,560
U.S. PCS 53 Winter Storm (2011)	2,307	—	2,307
Other	22,178	—	22,178
Total small catastrophe events	34,645	—	34,645
Total catastrophe claims and claim expenses	$80,152	$2,000	$82,152
Attritional claims and claim expenses
LIBOR (2011 & Prior)	$—	$(5,000)	$(5,000)
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	7,888	7,888
Actuarial assumption changes	5,932	14,399	20,331
Total attritional claims and claim expenses	$5,932	$17,287	$23,219
Total favorable development of prior accident years claims and claim expenses	$86,084	$19,287	$105,371

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit in the nine months ended September 30, 2012 of $86.1 million was primarily due to net reductions of $45.5 million arising from the estimated ultimate claims of large catastrophe events, including the 2007 U.K. flooding, the 2008 hurricanes, the 2005 hurricanes, hurricane Irene of 2011, the 2011 Thailand floods and the Tohoku earthquake, as reported claims came in better than expected. The remainder of the favorable development of prior accident years claims and claim expenses was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was a $7.5 million increase in net claims and claim expenses from the 2011 New Zealand earthquake primarily as a result of increased cedant gross ultimate loss estimates.

Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the nine months ended September 30, 2012 of $19.3 million includes $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, and $7.9 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology, partially offset by $5.0 million of adverse development for estimated ultimate losses related to potential exposure to LIBOR related claims.
The following table details the development of our liability for unpaid claims and claim expenses for the Reinsurance segment for the nine months ended September 30, 2011 split between the catastrophe reinsurance unit and the specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Nine months ended September 30, 2011	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
Tropical Cyclone Tasha (2010)	$13,536	$3,000	$16,536
Hurricanes Katrina, Rita and Wilma (2005)	8,461	6,215	14,676
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	4,085	—	4,085
Chile Earthquake (2010)	—	3,750	3,750
U.K. Floods (2007)	3,635	—	3,635
European Windstorm Kyrill (2007)	2,494	—	2,494
New Zealand Earthquake (2010)	(15,888)	—	(15,888)
Total large catastrophe events	16,323	12,965	29,288
Small catastrophe events
U.S. PCS 21 Wildland Fire (2007)	3,204	—	3,204
U.S. PCS 96 Wind and Thunderstorm (2010)	2,211	—	2,211
Other	10,779	—	10,779
Total small catastrophe events	16,194	—	16,194
Total catastrophe claims and claim expenses	$32,517	$12,965	$45,482
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	$32,648	$32,648
Actuarial assumption changes	—	26,800	26,800
Total attritional claims and claim expenses	$—	$59,448	$59,448
Total favorable development of prior accident years claims and claim expenses	$32,517	$72,413	$104,930

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit of $32.5 million in the nine months ended September 30, 2011 was due to $16.3 million and $16.2 million related to large and small catastrophe events, respectively. Favorable development of prior accident years claims and claim expenses related to large catastrophe events was principally related to estimated ultimate claims related to tropical storm Tasha being reduced $13.5 million primarily as a result of actual claims reported coming in lower than expected when setting the initial estimated ultimate claims expenses, and decreases in estimated ultimate losses on the 2005 hurricanes of $8.5 million, the 2004 hurricanes of $4.1 million and the 2007 U.K. flooding of $3.6 million. Partially offsetting the favorable development of prior accident years claims and claim expenses noted above was adverse development of $15.9 million related to the 2010 New Zealand earthquake driven by an increase in reported losses from several clients. The remainder of the favorable development of prior accident years claims and claim expenses was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the nine months ended September 30, 2011 of $72.4 million was principally the result of $32.6 million due to actual reported loss activity coming in better than expected and $26.8 million due to changes in our actuarial assumptions determined in accordance with our annually scheduled review of our specialty unit actuarial assumptions. In addition, favorable development on large catastrophe events of $13.0 million was principally due to decreases in estimated ultimate losses on the 2005 hurricanes of $6.2 million, the Chilean earthquake of $3.8 million and tropical cyclone Tasha of $3.0 million.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd's segment for the nine months ended September 30, 2012 and 2011:

Nine months ended September 30,	2012	2011
Attritional claims and claim expenses	$7,588	$(256)
Catastrophe events	7,102	—
Actuarial assumption changes	(1,285)	—
Total	$13,405	$(256)

The favorable development of prior accident years claims and claim expenses within our Lloyd's segment of $13.4 million during the nine months ended September 30, 2012 was principally due to decreases in estimated ultimate losses on certain specific events, including $4.0 million related to the Thailand floods and $2.5 million related to hurricane Irene, with the remainder due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of our formulaic actuarial reserving methodology, partially offset by adverse development of $1.3 million due to assumption changes used in our formulaic actuarial reserving methodology.
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

The following table details the development of the Company's liability for unpaid claims and claim expenses for its Insurance segment for the the nine months ended September 30, 2012 and 2011:

Nine months ended September 30,	2012	2011
Catastrophe events	$(1,030)	$867
Attritional claims and claim expenses	3,896	(8,110)
Total	$2,866	$(7,243)

The favorable development on prior accident years of $2.9 million in the nine months ended September 30, 2012 within our Insurance segment was principally due to reductions in reported losses on certain attritional loss contracts. The adverse development of $7.2 million in the nine months ended September 30, 2011 on prior accident year claims and claim expenses within the Company's Insurance segment was principally driven by the application of the Company's formulaic actuarial reserving methodology for this business with the increases being due to actual paid and reported claim activity coming in higher than what was originally anticipated when setting the initial reserves.
There were no significant changes made to the actuarial assumptions in the nine months ended September 30, 2012 or 2011.
Capital Resources
Our total capital resources are as follows:

	At September 30, 2012	At December 31, 2011	Change
(in thousands)
Common shareholders’ equity	$3,288,956	$3,055,193	$233,763
Preference shares	550,000	550,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,838,956	3,605,193	233,763
5.875% Senior Notes	100,000	100,000	—
5.750% Senior Notes	249,315	249,247	68
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	150,000	150,000	—
Renaissance Trading credit facility – borrowed	9,280	4,373	4,907
Renaissance Trading credit facility – unborrowed	10,720	5,627	5,093
Total capital resources	$4,358,271	$4,114,440	$243,831

In the first nine months of 2012, our capital resources increased by $243.8 million, principally due to an increase in shareholders' equity as a result of our comprehensive income attributable to RenaissanceRe of $552.9 million, partially offset by $40.7 million of dividends on our common shares and $271.9 million of common share repurchases as discussed in more detail in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”. There have been no material changes in our capital resources as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, other than noted below.
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
At September 30, 2012, we had $213.7 million of letters of credit with effective dates on or before September 30, 2012 outstanding under the Reimbursement Agreement.
Letters of Credit
At September 30, 2012, we had total letters of credit outstanding under all facilities of $390.2 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust ("MBRT") to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to essentially all U.S. states to become Trusteed Reinsurers. As of September 30, 2012, Renaissance Reinsurance and DaVinci are approved in 48 and 47 U.S. states, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit, to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. New business incepting with cedants domiciled in approved states will be collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at September 30, 2012 with respect to the MBRTs totaled $401.7 million and $153.9 million for Renaissance Reinsurance and DaVinci, respectively.
Renaissance Trading Margin Facility and Guarantees
Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility of $20.0 million.  This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $25.0 million guarantee issued by RenaissanceRe.  Interest on amounts outstanding under this facility is at overnight LIBOR plus 200 basis points.  At September 30, 2012, $9.3 million was outstanding under the facility.
At September 30, 2012, RenaissanceRe had provided guarantees in the aggregate amount of $299.4 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.
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
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before March 1, 2012, were for shares of DaVinciRe with a GAAP book value of $52.8 million at September 30, 2012.
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
On October 1, 2012, the Company sold a portion of its shares of DaVinciRe to a new third party shareholder for $9.8 million. The Company's ownership in DaVinciRe decreased to 30.8% effective October 1, 2012 as a result of this sale. We expect our ownership in DaVinciRe to fluctuate over time.
Investments
The table below shows the aggregate amounts of our invested assets:

	September 30, 2012		December 31, 2011		Change
(in thousands, except percentages)
U.S. treasuries	$1,178,345	17.4%	$885,152	14.3%	$293,193
Agencies	426,067	6.3%	158,561	2.6%	267,506
Non-U.S. government (Sovereign debt)	156,473	2.3%	227,912	3.7%	(71,439)
FDIC guaranteed corporate	14,105	0.2%	423,630	6.8%	(409,525)
Non-U.S. government-backed corporate	371,186	5.5%	641,082	10.3%	(269,896)
Corporate	1,719,627	25.5%	1,206,904	19.4%	512,723
Agency mortgage-backed	580,823	8.6%	441,749	7.1%	139,074
Non-agency mortgage-backed	224,619	3.3%	104,771	1.7%	119,848
Commercial mortgage-backed	499,491	7.4%	325,729	5.2%	173,762
Asset-backed	13,630	0.2%	18,027	0.3%	(4,397)
Total fixed maturity investments, at fair value	5,184,366	76.7%	4,433,517	71.4%	750,849
Short term investments, at fair value	679,356	10.1%	905,477	14.6%	(226,121)
Equity investments trading, at fair value	57,617	0.9%	50,560	0.8%	7,057
Other investments, at fair value	752,000	11.1%	748,984	12.1%	3,016
Total managed investment portfolio	6,673,339	98.8%	6,138,538	98.9%	534,801
Investments in other ventures, under equity method	82,212	1.2%	70,714	1.1%	11,498
Total investments	$6,755,551	100.0%	$6,209,252	100.0%	$546,299

At September 30, 2012, we held investments totaling $6.8 billion, compared to $6.2 billion at December 31, 2011, with net unrealized appreciation included in accumulated other comprehensive income of $14.1 million at September 30, 2012, compared to $11.8 million at December 31, 2011. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
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
Other Investments
The table below shows our portfolio of other investments:

	September 30, 2012	December 31, 2011	Change
(in thousands)
Private equity partnerships	$359,880	$367,909	$(8,029)
Senior secured bank loan funds	279,839	257,870	21,969
Catastrophe bonds	106,319	70,999	35,320
Hedge funds	5,962	21,344	(15,382)
Non-U.S. fixed income funds	—	28,862	(28,862)
Miscellaneous other investments	—	2,000	(2,000)
Total other investments	$752,000	$748,984	$3,016

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of our fund investments, which principally include hedge funds, private equity funds, senior secured bank loan funds and non-U.S. fixed income funds, are recorded on our balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Certain of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. The typical reporting lag experienced by us to receive a final net asset value report is one month for hedge funds, senior secured bank loan funds and non-U.S. fixed income funds and three months for private equity funds, although, in the past, in respect of certain of our private equity funds, we have on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the nine months ended September 30, 2012 is a loss of $4.7 million (2011 - $1.4 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $60.3 million of net investment income for the nine months ended September 30, 2012 (2011 - $8.0 million). Of this amount, $36.0 million relates to net unrealized gains (2011 - unrealized losses of $9.2 million).
We have committed capital to private equity partnerships and other investments of $707.5 million, of which $632.1 million has been contributed at September 30, 2012. Our remaining commitments to these investments at September 30, 2012 totaled $145.1 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2012, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of September 30, 2012, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
According to the National Oceanic and Atmospheric Administration (“NOAA”), whose records date back to 1895, 2012 has been an active year in terms of Atlantic basin hurricane activity, with, to date, 19 named storms, 10 hurricanes, and one major hurricane. In late October, hurricane Sandy impacted the Mid-Atlantic and Northeast coasts of the U.S., ultimately making landfall in New Jersey, with tropical storm force or greater winds at landfall extending over approximately 550,000 square miles.  In addition, hurricane Sandy generated significant storm surge, which contributed substantially to loss of life, widespread power outages, significant disruptions to travel and devastating flooding throughout a number of states, including New York and New Jersey.  Hurricane Sandy is currently estimated to have been the largest Atlantic hurricane in diameter ever recorded and to have produced the lowest barometric pressure readings for an Atlantic windstorm north of North Carolina. In addition, according to NOAA, 2012 has thus far been the hottest year ever recorded in the U.S. Among other things, the extreme weather experienced, particularly including the severe and ongoing drought conditions throughout most of the Midwestern region of the U.S., has adversely impacted the production of a range of crops, including those subject to the U.S. federal government's multi-peril crop insurance program.
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
We currently anticipate a continued level of healthy demand for our catastrophe coverages over coming periods, offset by ample supplies of private market capital and cessation in certain prior drivers of new demand. Prior to hurricane Sandy, the primary insurance and reinsurance sectors each held historically high levels of capital. While we do not anticipate industry capital to diminish significantly, or the impairment of meaningful market participants, as a result of hurricane Sandy, it is possible that hurricane Sandy will contribute to enhanced perceptions of risk, particularly mid-Atlantic and Northeastern windstorm exposure, the risks which arise from business interruption and commercial interruption exposure, and the penetration of U.S. flood risk in the private insurance market. Moreover, it is possible consumer demand will increase compared to market expectations prior to hurricane Sandy. However, it is possible that none of these factors may be borne out or influence the market in any meaningful way; moreover, the relatively attractive prevailing market conditions for many of the products in which we specialize could in any case also be offset by adverse or unforeseen factors. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims paying ability and other client service will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
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
In June 2012, Congress passed the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012, which provided for a five-year renewal of the NFIP and effected substantial reforms in the program. The NFIP had not been subject to a long-term renewal since 2004. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) is explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program's risk. FEMA is required to submit a report on this assessment within six months of enactment. The bill also increased the annual limitation on program premium increases from

10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allows multi-family properties to purchase NFIP polices; and introduces minimum deductibles for flood claims. We believe that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. However, we cannot assure you that the bill will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2012, the Company's disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 8, 2012, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended September 30, 2012, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$412.0
July 1 - 31, 2012	153,245	$74.18	—	$—	153,245	$74.18	(11.4)
August 1 - 31, 2012	1,716,486	$75.07	4,388	$72.27	1,712,098	$75.08	(128.5)
August 8, 2012 - increased authorized share repurchase program to $500.0 million							227.9
Dollar amount available to be repurchased							500.0
September 1 - 30, 2012	524,935	$76.87	—	$—	524,935	$76.87	(40.4)
Total	2,394,666	$75.41	4,388	$72.27	2,390,278	$75.41	$459.6

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the nine months ended September 30, 2012, the Company repurchased approximately 3.6 million common shares in open market transactions at an aggregate cost of $271.9 million and at an average share price of $75.13. Subsequent to September 30, 2012 and through the period ending October 31, 2012, the Company has repurchased approximately 111 thousand common shares in open market transactions at an aggregate cost of $8.5 million and at an average share price of $77.01.
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

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	November 2, 2012
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	November 2, 2012
Mark A. Wilcox