Form 10-Q
period 2013-03-31
RENAISSANCERE HOLDINGS LTD
filed 2013-05-03
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at April 30, 2013 was 44,510,005.

RENAISSANCERE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	March 31, 2013	December 31, 2012
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value
(Amortized cost $4,430,285 and $4,554,362 at March 31, 2013 and December 31, 2012, respectively)	$4,511,885	$4,665,421
Fixed maturity investments available for sale, at fair value
(Amortized cost $39,324 and $71,445 at March 31, 2013 and December 31, 2012, respectively)	45,254	83,442
Short term investments, at fair value	997,889	821,163
Equity investments trading, at fair value	555	58,186
Other investments, at fair value	652,802	644,711
Investments in other ventures, under equity method	92,054	87,724
Total investments	6,300,439	6,360,647
Cash and cash equivalents	335,625	325,358
Premiums receivable	654,368	491,365
Prepaid reinsurance premiums	170,216	77,082
Reinsurance recoverable	162,948	192,512
Accrued investment income	29,921	33,478
Deferred acquisition costs	77,914	52,622
Receivable for investments sold	163,584	168,673
Other assets	193,521	218,405
Goodwill and other intangible assets	8,384	8,486
Total assets	$8,096,920	$7,928,628
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,755,783	$1,879,377
Unearned premiums	658,209	399,517
Debt	254,315	351,775
Reinsurance balances payable	380,939	290,419
Payable for investments purchased	397,517	278,787
Other liabilities	207,535	253,438
Total liabilities	3,654,298	3,453,313
Commitments and Contingencies
Redeemable noncontrolling interest – DaVinciRe	875,770	968,259
Shareholders’ Equity
Preference Shares: $1.00 par value – 16,000,000 shares issued and outstanding at March 31, 2013 (December 31, 2012 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 44,510,091 shares issued and outstanding at March 31, 2013 (December 31, 2012 – 45,542,203)	44,510	45,542
Accumulated other comprehensive income	6,050	13,622
Retained earnings	3,112,545	3,043,901
Total shareholders’ equity attributable to RenaissanceRe	3,563,105	3,503,065
Noncontrolling interest	3,747	3,991
Total shareholders’ equity	3,566,852	3,507,056
Total liabilities, noncontrolling interests and shareholders’ equity	$8,096,920	$7,928,628
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2013 and 2012
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Revenues
Gross premiums written	$635,418	$664,151
Net premiums written	$436,813	$492,575
Increase in unearned premiums	(165,558)	(213,910)
Net premiums earned	271,255	278,665
Net investment income	43,615	66,971
Net foreign exchange gains (losses)	1,756	(1,460)
Equity in earnings of other ventures	5,835	5,470
Other income (loss)	7,004	(39,094)
Net realized and unrealized gains on investments	13,850	46,113
Total other-than-temporary impairments	—	(161)
Portion recognized in other comprehensive income, before taxes	—	27
Net other-than-temporary impairments	—	(134)
Total revenues	343,315	356,531
Expenses
Net claims and claim expenses incurred	27,251	15,552
Acquisition expenses	25,009	24,111
Operational expenses	46,014	42,383
Corporate expenses	4,529	4,811
Interest expense	5,034	5,718
Total expenses	107,837	92,575
Income from continuing operations before taxes	235,478	263,956
Income tax (expense) benefit	(122)	37
Income from continuing operations	235,356	263,993
Loss from discontinued operations	—	(173)
Net income	235,356	263,820
Net income attributable to noncontrolling interests	(38,607)	(53,641)
Net income attributable to RenaissanceRe	196,749	210,179
Dividends on preference shares	(6,275)	(8,750)
Net income available to RenaissanceRe common shareholders	$190,474	$201,429
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$4.32	$3.93
Loss from discontinued operations attributable to RenaissanceRe common shareholders per common share – basic	—	—
Net income available to RenaissanceRe common shareholders per common share – basic	$4.32	$3.93
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$4.23	$3.88
Loss from discontinued operations attributable to RenaissanceRe common shareholders per common share – diluted	—	—
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.23	$3.88
Dividends per common share	$0.28	$0.27
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Comprehensive income
Net income	$235,356	$263,820
Change in net unrealized gains on investments	(7,572)	1,255
Portion of other-than-temporary impairments recognized in other comprehensive income	—	(27)
Comprehensive income	227,784	265,048
Net income attributable to noncontrolling interests	(38,607)	(53,641)
Comprehensive income attributable to noncontrolling interests	(38,607)	(53,641)
Comprehensive income attributable to RenaissanceRe	$189,177	$211,407
Disclosure regarding net unrealized gains
Total realized and net unrealized holding (losses) gains on investments and net other-than-temporary impairments	$(1,711)	$2,424
Net realized gains on fixed maturity investments available for sale	(5,861)	(1,303)
Net other-than-temporary impairments recognized in earnings	—	134
Change in net unrealized gains on investments	$(7,572)	$1,255

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Preference shares
Balance – January 1	$400,000	$550,000
Balance – March 31	400,000	550,000
Common shares
Balance – January 1	45,542	51,543
Repurchase of shares	(1,369)	(51)
Exercise of options and issuance of restricted stock awards	337	273
Balance – March 31	44,510	51,765
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	(429)	(3,584)
Change in redeemable noncontrolling interest	267	3,578
Exercise of options and issuance of restricted stock awards	162	385
Balance – March 31	—	379
Accumulated other comprehensive income
Balance – January 1	13,622	11,760
Change in net unrealized gains on investments	(7,572)	1,255
Portion of other-than-temporary impairments recognized in other comprehensive income	—	(27)
Balance – March 31	6,050	12,988
Retained earnings
Balance – January 1	3,043,901	2,991,890
Net income	235,356	263,820
Net income attributable to noncontrolling interests	(38,607)	(53,641)
Repurchase of shares	(109,501)	—
Dividends on common shares	(12,329)	(13,886)
Dividends on preference shares	(6,275)	(8,750)
Balance – March 31	3,112,545	3,179,433
Noncontrolling interest	3,747	3,892
Total shareholders’ equity	$3,566,852	$3,798,457

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Cash flows provided by operating activities
Net income	$235,356	$263,820
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	12,989	13,581
Equity in undistributed earnings of other ventures	(6,953)	(4,933)
Net realized and unrealized gains on investments	(13,850)	(46,113)
Net other-than-temporary impairments	—	134
Net unrealized gains included in net investment income	(13,102)	(36,061)
Net unrealized gains included in other income (loss)	(9,776)	(18,563)
Change in:
Premiums receivable	(163,003)	(232,054)
Prepaid reinsurance premiums	(93,134)	(85,168)
Reinsurance recoverable	29,564	124,631
Deferred acquisition costs	(25,292)	(27,441)
Reserve for claims and claim expenses	(123,594)	(134,151)
Unearned premiums	258,692	299,078
Reinsurance balances payable	90,520	28,324
Other	(49,915)	26,020
Net cash provided by operating activities	128,502	171,104
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	2,349,666	2,656,296
Purchases of fixed maturity investments trading	(2,075,088)	(2,551,249)
Proceeds from sales and maturities of fixed maturity investments available for sale	37,699	20,385
Sales of equity investments trading	67,073	—
Net purchases of short term investments	(192,557)	(305,867)
Net sales (purchases) of other investments	33,080	(9,663)
Net sales of other assets	—	125
Net cash provided by (used in) investing activities	219,873	(189,973)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(12,329)	(13,886)
Dividends paid – preference shares	(6,275)	(8,750)
RenaissanceRe common share repurchases	(111,299)	(3,635)
Net repayment of debt	(97,483)	—
Net third party DaVinciRe share transactions	(114,154)	88,146
Net cash (used in) provided by financing activities	(341,540)	61,875
Effect of exchange rate changes on foreign currency cash	3,432	992
Net increase in cash and cash equivalents	10,267	43,998
Cash and cash equivalents, beginning of period	325,358	216,984
Cash and cash equivalents, end of period	$335,625	$260,982

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

•
RenaissanceRe Specialty Risks Ltd., formerly known as Glencoe Insurance Ltd. (“RenaissanceRe Specialty Risks”), is a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

•
RenaissanceRe Syndicate 1458 (“Syndicate 1458”) is the Company’s Lloyd’s syndicate. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), a wholly owned subsidiary of RenaissanceRe, is Syndicate 1458’s sole corporate member and RenaissanceRe Syndicate Management Ltd. (“RSML”), a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458.

•
The Company, principally through Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (“REAL”), transacts certain derivative-based risk management products primarily to address weather and energy risk and engages in hedging and trading activities related to those transactions.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Disclosures About Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 became effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation of the new disclosure required. The Company adopted ASU 2011-11 effective January 1, 2013; since this update affected disclosures only, it did not have a material impact on the Company's consolidated statements of operations and financial condition.
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). The guidance clarified that the disclosures in ASU 2011-11 would apply only to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions, each to the extent that they met specific conditions provided in the initial accounting standard. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation of the new disclosure required. As this guidance is disclosure-related only, the adoption of this guidance did not have a material impact on the Company's consolidated statements of operations and financial condition.

Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 simplifies the guidance for testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an organization the option to first assess the qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The Company adopted ASU 2012-02 effective January 1, 2013 and it did not have a material impact on the Company's consolidated statements of operations and financial condition.
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of ASU 2013-02 is to improve the reporting of classifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. ASU 2013-02 became effective for interim and annual reporting periods beginning after December 15, 2012. The Company prospectively adopted ASU 2013-02 effective January 1, 2013; since this update affected disclosures only, it did not have a material impact on the Company's consolidated statements of operations and financial condition.
NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2013	December 31, 2012
U.S. treasuries	$1,186,742	$1,259,800
Agencies	285,969	315,154
Non-U.S. government (Sovereign debt)	199,561	133,198
Non-U.S. government-backed corporate	291,077	349,514
Corporate	1,598,749	1,607,233
Agency mortgage-backed	433,661	399,619
Non-agency mortgage-backed	223,392	230,747
Commercial mortgage-backed	284,825	361,645
Asset-backed	7,909	8,511
Total fixed maturity investments trading	$4,511,885	$4,665,421

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Corporate	$4,253	$626	$(57)	$4,822	$(62)
Agency mortgage-backed	6,378	500	(1)	6,877	—
Non-agency mortgage-backed	13,889	2,946	(10)	16,825	(808)
Commercial mortgage-backed	10,730	1,546	—	12,276	—
Asset-backed	4,074	380	—	4,454	—
Total fixed maturity investments available for sale	$39,324	$5,998	$(68)	$45,254	$(870)

		Included in Accumulated Other Comprehensive Income
At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Corporate	$7,065	$1,002	$(93)	$7,974	$(85)
Agency mortgage-backed	8,280	632	—	8,912	—
Non-agency mortgage-backed	14,613	2,989	(10)	17,592	(835)
Commercial mortgage-backed	37,292	7,229	—	44,521	—
Asset-backed	4,195	248	—	4,443	—
Total fixed maturity investments available for sale	$71,445	$12,100	$(103)	$83,442	$(920)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
At March 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$216,198	$215,538	$—	$—	$216,198	$215,538
Due after one through five years	2,613,378	2,636,410	2,312	2,648	2,615,690	2,639,058
Due after five through ten years	549,292	568,695	1,155	1,234	550,447	569,929
Due after ten years	129,104	141,455	786	940	129,890	142,395
Mortgage-backed	914,832	941,878	30,998	35,978	945,830	977,856
Asset-backed	7,481	7,909	4,073	4,454	11,554	12,363
Total	$4,430,285	$4,511,885	$39,324	$45,254	$4,469,609	$4,557,139

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2013	December 31, 2012
Financial institution securities	$555	$58,186

Pledged Investments
At March 31, 2013, $1,693.3 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company's principal letter of credit facility. Of this amount, $632.9 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At March 31, 2013, the Company held $118.2 million (December 31, 2012 - $74.8 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company's consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

	Three months ended March 31,
	2013	2012
Fixed maturity investments	$24,310	$26,333
Short term investments	318	500
Equity investments	—	170
Other investments
Hedge funds and private equity investments	14,880	28,473
Other	6,995	14,170
Cash and cash equivalents	52	26
	46,555	69,672
Investment expenses	(2,940)	(2,701)
Net investment income	$43,615	$66,971

Net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

	Three months ended March 31,
	2013	2012
Gross realized gains	$34,080	$36,286
Gross realized losses	(4,554)	(6,950)
Net realized gains on fixed maturity investments	29,526	29,336
Net unrealized (losses) gains on fixed maturity investments trading	(23,065)	14,257
Net realized gains on equity investments trading	17,561	—
Net unrealized (losses) gains on equity investments trading	(10,172)	2,520
Net realized and unrealized gains on investments	$13,850	$46,113
Total other-than-temporary impairments	$—	$(161)
Portion recognized in other comprehensive income, before taxes	—	27
Net other-than-temporary impairments	$—	$(134)

The following table provides an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended March 31, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$1,625	$11,997	$13,622
Other comprehensive loss before reclassifications	(1,505)	(206)	(1,711)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains on investments	—	(5,861)	(5,861)
Net current-period other comprehensive loss	(1,505)	(6,067)	(7,572)
Ending balance	$120	$5,930	$6,050

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$387	$(24)	$87	$(33)	$474	$(57)
Agency mortgage-backed	854	(1)	—	—	854	(1)
Non-agency mortgage-backed	—	—	101	(10)	101	(10)
Total	$1,241	$(25)	$188	$(43)	$1,429	$(68)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$598	$(30)	$440	$(63)	$1,038	$(93)
Non-agency mortgage-backed	—	—	101	(10)	101	(10)
Total	$598	$(30)	$541	$(73)	$1,139	$(103)

At March 31, 2013, the Company held 13 fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2012 - 28), including 4 fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2012 - 11). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the three months ended March 31, 2013 and 2012, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the three months ended March 31, 2013, the Company recognized $Nil other-than-temporary impairments due to the Company’s intent to sell these securities as of March 31, 2013 (2012 – $Nil).
In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2013, the Company recognized $Nil of other-than-temporary impairments due to required sales (2012 – $Nil).

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
Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the three months ended March 31, 2013, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2012 – $0.1 million and $27 thousand, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	2013	2012
Balance – January 1	$838	$2,370
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	66
Reductions:
Securities sold during the period	(27)	(248)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – March 31	$811	$2,188

NOTE 4. FAIR VALUE MEASUREMENTS
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
There have been no material changes in the Company's valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these consolidated financial statements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At March 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,186,742	$1,186,742	$—	$—
Agencies	285,969	—	285,969	—
Non-U.S. government (Sovereign debt)	199,561	—	199,561	—
Non-U.S. government-backed corporate	291,077	—	291,077	—
Corporate	1,603,571	—	1,575,504	28,067
Agency mortgage-backed	440,538	—	440,538	—
Non-agency mortgage-backed	240,217	—	240,217	—
Commercial mortgage-backed	297,101	—	297,101	—
Asset-backed	12,363	—	12,363	—
Total fixed maturity investments	4,557,139	1,186,742	3,342,330	28,067
Short term investments	997,889	—	997,889	—
Equity investments trading	555	555	—	—
Other investments
Private equity partnerships	345,666	—	—	345,666
Senior secured bank loan funds	204,114	—	175,577	28,537
Catastrophe bonds	75,019	—	75,019	—
Hedge funds	5,219	—	—	5,219
Miscellaneous other investments	22,784	—	—	22,784
Total other investments	652,802	—	250,596	402,206
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	676	—	—	676
Derivatives (1)	23,663	399	3,237	20,027
Other	(1,381)	—	(2,006)	625
Total other assets and (liabilities)	22,958	399	1,231	21,328
	$6,231,343	$1,187,696	$4,592,046	$451,601

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
Fixed maturity investments included in Level 1 consist of the Company's investments in U.S. treasuries. Fixed maturity investments included in Level 2 are agencies, non-U.S. government, non-U.S. government-backed corporate, corporate, agency mortgage-backed, non-agency mortgage-backed, commercial mortgage-backed and asset-backed fixed maturity investments.
The Company’s fixed maturity investment portfolios are primarily priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. In general, the pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers, reference data and industry and economic events. Index pricing generally relies on market traders as the primary source for pricing, however models are also utilized to provide prices for all index eligible securities. The models use a variety of observable inputs such as benchmark yields, transactional data, dealer runs, broker-dealer quotes and corporate actions. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index.
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
U.S. treasuries
Level 1 - At March 31, 2013, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.5% and a weighted average credit quality of AA (December 31, 2012 - 0.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2013, the Company’s agency fixed maturity investments had a weighted average effective yield of 0.7% and a weighted average credit quality of AA (December 31, 2012 - 0.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at March 31, 2013, had a weighted average effective yield of 1.5% and a weighted average credit quality of AA (December 31, 2012 - 1.9% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 0.7% and a weighted average credit quality of AAA at March 31, 2013 (December 31, 2012 - 0.7% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At March 31, 2013, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 2.5% and a weighted average credit quality of A (December 31, 2012 - 2.6% and A, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At March 31, 2013, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.0%, a weighted average credit quality of AA and a weighted average life of 3.8 years (December 31, 2012 - 1.3%, AA and 3.3 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced ("TBA") market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At March 31, 2013, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 3.4%, a weighted average credit quality of BBB, and a weighted average life of 4.4 years (December 31, 2012 - 3.6%, BBB and 4.5 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2013 have a weighted average effective yield of 4.8%, a weighted average credit quality of non-investment grade and a weighted average life of 4.7 years (December 31, 2012 - 5.2%, non-investment grade and 4.7 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (”OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at March 31, 2013 have a weighted average effective yield of 1.9%, a weighted average credit quality of AA, and a weighted average life of 3.6 years (December 31, 2012 - 1.7%, AA and 3.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At March 31, 2013, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 0.8%, a weighted average credit quality of AAA and a weighted average life of 3.3 years (December 31, 2012 - 1.8%, AAA and 3.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - The fair value of the Company's portfolio of short term investments are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
Equity Investments, Classified as Trading
Level 1 - The fair value of the Company's portfolio of equity investments, classified as trading are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers and applicable securities exchanges. All data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source was used for each issue.
Other investments
Senior secured bank loan funds
Level 2 - At March 31, 2013, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are determined using the net asset value per share of the funds. Investments of $175.6 million are redeemable, in part on a monthly basis, or in whole over a three month period.
Catastrophe bonds
Level 2 - The Company's other investments include investments in catastrophe bonds which are recorded at fair value based on broker or underwriter bid indications.
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

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at March 31, 2013 of $2.0 million are principally cash settled restricted stock units (“CSRSU”) that form part of the Company's compensation program. The fair value of the Company's CSRSUs is determined using observable exchange traded prices for the Company's common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2013	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$17,813	Discounted cash flow ("DCF")	Credit spread (U)	n/a	n/a	2.4%
			Illiquidity premium (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.1%
			Dividend rate (O)	n/a	n/a	5.9%
	10,254	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	28,067
Other investments
Private equity partnerships	345,666	Net asset valuation	Estimated performance (U)	(12.0)%	120.0%	4.9%
Senior secured bank loan funds	28,537	Net asset valuation	Estimated performance (U)	0.8%	2.1%	1.3%
Hedge funds	5,219	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Miscellaneous other investment	22,784	Net asset valuation	Estimated performance (U)	n/a	n/a	0.9%
Total other investments	402,206
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	676	Internal valuation model	Net premiums written (O)	—	—	$6.5 million
			Contract period (O)	—	—	365 days
			Net reserve for claims and claim expenses (U)	—	—	See below
Weather and energy related derivatives	20,027	Spread option; Quanto; Black Scholes; Simulation	Correlation (U)	0	1	See below
			Volatility (U)	4.0%	79.0%	See below
			Commodity curve (U)	$3.83	$93.26	See below
			Weather curve (U)	7	5,427	See below
			Counterparty default risk (U)	0.0%	22.5%	See below
Other	625	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total other assets and (liabilities)	21,328
	$451,601

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company's corporate fixed maturity investments is an investment with a fair value of $17.8 million in the preferred equity of a property and casualty insurance group organized to market residential property insurance in North America. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available to it. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At March 31, 2013, the dividend rate was 5.9%. In addition, the Company has estimated an illiquidity premium of 1.0%, a risk-free rate of 0.1% and a credit spread of 2.4%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company's investment in corporate fixed maturity investments determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, illiquidity premium and the risk-free rate.
In addition, the Company's corporate fixed maturity investments include an investment with a fair value of $10.3 million at March 31, 2013 in the preferred equity of a company that provides insurance for a variety of veterinarian costs, including surgeries, medication and diagnostic testing. When utilizing an internal valuation model to determine the fair value of this investment, the Company uses a combination of quantitative and qualitative factors, which may include, but are not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts, capital transactions and third party valuations. In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparability of that transaction and incorporate it into its internal valuation model accordingly. Recent private market transactions of investments similar to that held by the Company have been used to determine the fair value of $10.3 million at March 31, 2013, as the Company believes it represents the price that would be received upon the sale of its investment in an orderly transaction among market participants. Consequently, should future relevant private market transactions occur, the Company will re-evaluate the information available used to determine fair value of this investment and record any adjustments to fair value in its consolidated statements of operations.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $345.7 million of investments in private equity partnerships at March 31, 2013 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended March 31, 2013 was negative 12.0% to positive 120.0% with a weighted average of positive 4.9%. The fair value of the Company's investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited financial statements to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner's interest.
Senior secured bank loan funds
Level 3 - The Company has $28.5 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in these funds result in a lack of current observable market transactions between the fund participants and the funds, and therefore, the Company considers the fair value of its investment in these funds to be determined using Level 3 inputs. The Company obtains and reviews the latest audited financial statements to attempt to ensure that these funds are following fair value principles consistent with GAAP in determining the net asset value.
Hedge funds
Level 3 - The Company has $5.2 million of hedge fund investments that are invested in so called "side pockets" or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments are determined by adjusting the previous periods' reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited financial statements to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Miscellaneous other investment
Level 3 - The Company has an investment of $22.8 million at March 31, 2013 in the common equity of a mortgage insurance company which provides private capital to lenders and investors that support financing for homeowner mortgages. The fair value of this investment is based on the net asset value obtained from the management of the mortgage insurance company and incorporates both actual and expected results for the current period. The fair value of the Company's investment is positively correlated to the net asset valuation. The Company also considers factors such as recent financial information, the value of capital transactions with the mortgage insurance company and management's judgment regarding whether any adjustments should be made to the net asset value.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - The $0.7 million fair value of the Company's assumed and ceded (re)insurance contracts accounted for at fair value is obtained through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. The most significant unobservable inputs are the reserve for claims and claim expenses and losses recoverable. Generally, an increase (decrease) in the reserve for claims and claim expenses, or a decrease (increase) in losses recoverable, would result in a decrease (increase) to the fair value of the Company's assumed and ceded (re)insurance contracts.

Weather and Energy Related Derivatives
Level 3 - Derivatives measured at fair value include net assets of $20.0 million related to proprietary, non-exchange traded derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and in instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value. These models may reference prices for similar instruments.
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
Pricing models utilized in these operations are internally approved by an internal management risk committee prior to implementation and are reviewed periodically.
Other
The Company also has an investment in the preferred equity of a company that develops online risk management products primarily focused on motor fuels risk. The fair value of this investment at March 31, 2013 of $0.6 million was determined using recent private market transactions. In instances where private market transactions are not available, the fair value is measured using a number of qualitative and quantitative factors, including but not limited to a net asset estimation of the company, projected earnings, and any other information that may be available to the Company. At March 31, 2013, the Company determined that the fair value of its investment was appropriate when compared to the net asset position of the company and recent private market transactions. Should the net asset position of the company increase or decrease, the fair value of the Company's investment would also correspondingly increase or decrease, as applicable.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments, trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2013	$27,792	$381,067	$25,940	$434,799
Total unrealized gains (losses)
Included in net investment income	275	13,016	—	13,291
Included in other income (loss)	—	—	9,776	9,776
Total realized losses
Included in other income (loss)	—	—	6,108	6,108
Total foreign exchange gains	—	(781)	(80)	(861)
Purchases	—	10,785	—	10,785
Sales	—	(424)	—	(424)
Settlements	—	(19,699)	(2,174)	(21,873)
Reclassified from other assets to other investments	—	18,242	(18,242)	—
Net transfers into Level 3	—	—	—	—
Balance - March 31, 2013	$28,067	$402,206	$21,328	$451,601
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$275	$13,016	$—	$13,291
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$11,893	$11,893

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2012	$27,761	$396,526	$28,526	$452,813
Total unrealized gains (losses)
Included in net investment income	77	29,107	—	29,184
Included in other income (loss)	—	—	18,563	18,563
Total realized gains
Included in other income (loss)	—	—	(55,308)	(55,308)
Total foreign exchange losses	—	730	(377)	353
Purchases	—	12,689	9,281	21,970
Sales	—	—	(13,431)	(13,431)
Settlements	—	(20,515)	60,891	40,376
Net transfers into Level 3	—	—	—	—
Balance - March 31, 2012	$27,838	$418,537	$48,145	$494,520
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$77	$29,107	$—	$29,184
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$10,513	$10,513

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
Senior Notes
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At March 31, 2013, the fair value of the 5.75% Senior Notes was $284.2 million (December 31, 2012 - $281.2 million).
The fair value of RRNAH’s 5.75% Senior Notes is determined using indicative market pricing obtained from third-party service providers, which the Company considers Level 2 in the fair value hierarchy. There have been no changes during the period in the Company's valuation technique used to determine the fair value of its Senior Notes.
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

	March 31, 2013	December 31, 2012
Other investments	$652,802	$644,711
Other assets	$1,301	$21,513

Included in net investment income for the three months ended March 31, 2013 was net unrealized gains of $15.1 million related to the changes in fair value of other investments (2012 – $35.3 million). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other income (loss) was $Nil for the three months ended March 31, 2013 (2012 – net unrealized losses of $2.1 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At March 31, 2013	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$345,666	$84,958	See below	See below	See below
Senior secured bank loan funds	204,114	17,506	See below	See below	See below
Hedge funds	5,219	—	See below	See below	See below
Miscellaneous other investment	22,784	19,730	See below	See below	See below
Total other investments measured using net asset valuations	$577,783	$122,194

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
Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been determined using the net asset value per share of the funds or the estimated net asset per share where applicable, as discussed in detail above. Investments of $175.6 million are redeemable, in part on a monthly basis, or in whole over a three month period.
The Company also has $28.5 million invested in closed end funds which invest in loans. The Company has no right to redeem its investment in these funds.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company's investments in hedge funds at March 31, 2013, are $5.2 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company fully redeemed the remaining non-side pocket investments in hedge funds during June 2012. The Company has retained its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
Miscellaneous other investment – The Company has an investment of $22.8 million at March 31, 2013 in the common equity of a mortgage insurance company which provides private capital to lenders and investors that supports financing for homeowner mortgages. The fair value of this investment is based on the net asset value obtained from the management of the mortgage insurance company and incorporates both actual and expected results for the current period. The fair value of the Company's investment is positively correlated to the net asset valuation. The Company also considers factors such as recent financial information, the value of capital transactions with the mortgage insurance company and management's judgment regarding whether any adjustments should be made to the net asset value.
NOTE 5. CEDED REINSURANCE
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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended March 31,
	2013	2012
Premiums written
Direct	$10,317	$8,463
Assumed	625,101	655,688
Ceded	(198,605)	(171,576)
Net premiums written	$436,813	$492,575
Premiums earned
Direct	$9,873	$7,787
Assumed	366,853	357,286
Ceded	(105,471)	(86,408)
Net premiums earned	$271,255	$278,665
Claims and claim expenses
Gross claims and claim expenses incurred	$33,998	$15,282
Claims and claim expenses recovered	(6,747)	270
Net claims and claim expenses incurred	$27,251	$15,552

NOTE 6. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company's ownership in DaVinciRe was 32.9% at March 31, 2013 (December 31, 2012 - 30.8%).
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
During January 2013, DaVinciRe redeemed shares from certain DaVinciRe shareholders (including those who submitted redemption notices in advance of the March 1, 2012 annual redemption notice date, as discussed above) while certain other DaVinciRe shareholders purchased additional shares in DaVinciRe. The net redemption as a result of these transactions was $150.0 million. In connection with the redemptions, DaVinciRe retained a $20.5 million holdback. The Company's ownership in DaVinciRe was 30.8% at December 31, 2012 and subsequent to the above transactions, the Company's ownership in DaVinciRe increased to 32.9% effective January 1, 2013.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2013	2012
Balance – January 1	$968,259	$657,727
Redemption of shares from redeemable noncontrolling interest	(186,231)	—
Sale of shares to redeemable noncontrolling interests	54,927	85,668
Net income attributable to redeemable noncontrolling interest	38,815	53,348
Balance – March 31	$875,770	$796,743

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RenRe Commodity Advisors LLC, formerly known as RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, has invested $55 thousand in the Angus Fund, representing a 1.1% ownership interest at March 31, 2013 (December 31, 2012 - $55 thousand and 1.1%, respectively), and RRCA, a limited partner, has invested $2.0 million in the Angus Fund, representing a 35.2% ownership interest at March 31, 2013 (December 31, 2012 - $2.0 million and 35.1%, respectively). The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a variable interest entity ("VIE"), therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The portion of the Angus Fund's earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interest. The Company expects its ownership in the Angus Fund to fluctuate over time.

The activity in noncontrolling interest is detailed in the table below:

	2013	2012
Balance – January 1	$3,991	$3,340
Sale of shares by noncontrolling interest	—	300
Adjustment of ownership interest	139	—
Net (loss) income attributable to noncontrolling interest	(208)	293
Dividends on common shares	(175)	(41)
Balance – March 31	$3,747	$3,892

NOTE 7. VARIABLE INTEREST ENTITIES
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
During February 2013, Upsilon Re redeemed a portion of its outstanding third party non-voting Class B shares for $20.5 million as a result of the scheduled expiration of certain risks underwritten by Upsilon Re. Following the redemption, third-party non-voting Class B Shares with a GAAP book value of $2.4 million as at March 31, 2013, remained outstanding.  In addition, the Company has authorized the release of $23.0 million of collateral to a third party investor who participated in risks underwritten by ROE related to Upsilon Re through the reinsurance participation.
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
Effective January 1, 2013, the Company formed and launched a managed joint venture, Upsilon Reinsurance II Ltd. ("Upsilon Re II"), a Bermuda domiciled SPI, to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2013 underwriting year. Original business will be written directly by Upsilon Re II and includes $53.5 million of gross premiums written incepting January 1, 2013 under fully-collateralized reinsurance contracts. In conjunction with the formation and launch of Upsilon Re II, $61.0 million of Upsilon Re II non-voting Class B shares were sold to external investors. Additionally, $76.4 million of the non-voting Class B shares were acquired by the Company, representing a 55.6% ownership interest in Upsilon Re II. The Class B shareholders participate in substantially all of the profits or losses of Upsilon Re II while the Class B shares remain outstanding. The holders of Class B shares indemnify Upsilon Re II against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $17.5 million of capital through an insurance contract with the Company related to Upsilon Re II's reinsurance portfolio. Inclusive of the insurance contract, the Company has a 42.9% participation in the original risks assumed by Upsilon Re II. Both Upsilon Re II and the insurance contract are managed by RUM in return for an expense override, as well as a potential underwriting profit commission. Upsilon Re II is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon Re II is consolidated by the Company and all significant inter-company transactions have been eliminated.
NOTE 8. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.28 per common share to shareholders of record on March 15, 2013. During the three months ended March 31, 2013, the Company declared and paid $6.3 million in preference share dividends (2012 – $8.8 million) and $12.3 million in common share dividends (2012 - $13.9 million).
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2013, the Company repurchased 1.4 million shares in open market transactions, at an aggregate cost of $111.3 million, and at an average share price of $81.29. On February 20, 2013, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. At March 31, 2013, $500.0 million remained available for repurchase under the Board authorized share repurchase program. See "Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds" for additional information.
In December 2006, the Company raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share and in March 2004, the Company raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share. The Series D and Series C Preference Shares may be redeemed at $25 per share at the Company’s option on or after December 1, 2011 and March 23, 2009, respectively. Dividends on the Series D and Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.60% and 6.08%, respectively, when, if, and as declared by the Board of Directors. The preference shares have no stated maturity and are not convertible into any other securities of the Company. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of the Company. On December 27, 2012 the Company redeemed 6 million Series D Preference Shares for $150.0 million plus accrued and unpaid dividends thereon. Following this transaction, 6 million Series D Preference Shares remain outstanding.

NOTE 9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
(thousands of shares)	2013	2012
Numerator:
Net income available to RenaissanceRe common shareholders	$190,474	$201,429
Amount allocated to participating common shareholders (1)	(2,918)	(3,404)
Net income allocated to RenaissanceRe common shareholders	$187,556	$198,025
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	43,461	50,377
Per common share equivalents of employee stock options and restricted shares	829	604
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	44,290	50,981
Basic income per RenaissanceRe common share	$4.32	$3.93
Diluted income per RenaissanceRe common share	$4.23	$3.88

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
NOTE 10. SEGMENT REPORTING
The Company currently has two reportable segments: Reinsurance and Lloyd's.
As of December 31, 2012, the Company undertook a review of its reportable segments and concluded that its former Insurance segment no longer met the quantitative thresholds defined in FASB ASC Topic Segment Reporting. These operations are not actively involved in pursuing business opportunities and are in run-off; therefore the Company determined these operations no longer require, nor warrant, separate disclosure as a reportable segment. As such, the results of operations of the former Insurance segment have been included in the Other category, and all prior periods presented herein have been reclassified to conform with the current year presentation.
The Company's Reinsurance operations are comprised of: (1) property catastrophe reinsurance, principally written through Renaissance Reinsurance and DaVinci; (2) specialty reinsurance, principally written through Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks; and (3) certain property catastrophe and specialty joint ventures, as described herein. The Reinsurance segment is managed by the Company's President and Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to the Company's proprietary risk management, underwriting and modeling resources and tools.
The Company's Lloyd's segment includes reinsurance and insurance business written through Syndicate 1458. Syndicate 1458 started writing certain lines of insurance and reinsurance business incepting on or after June 1, 2009. The syndicate was established to enhance the Company's underwriting platform by providing access to Lloyd's extensive distribution network and worldwide licenses and is managed by the Chief Underwriting Officer of European Operations. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of RenaissanceRe, is the sole corporate member of Syndicate 1458.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company's revenues and expenses is as follows:

Three months ended March 31, 2013	Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$561,126	$74,292	$—	$635,418
Net premiums written	$380,872	$55,924	$17	$436,813
Net premiums earned	$233,460	$37,779	$16	$271,255
Net claims and claim expenses incurred	13,400	14,528	(677)	27,251
Acquisition expenses	18,059	6,916	34	25,009
Operational expenses	33,675	12,178	161	46,014
Underwriting income	$168,326	$4,157	$498	172,981
Net investment income			43,615	43,615
Net foreign exchange gains			1,756	1,756
Equity in earnings of other ventures			5,835	5,835
Other income			7,004	7,004
Net realized and unrealized gains on investments			13,850	13,850
Corporate expenses			(4,529)	(4,529)
Interest expense			(5,034)	(5,034)
Income from continuing operations before taxes				235,478
Income tax expense			(122)	(122)
Net income attributable to noncontrolling interests			(38,607)	(38,607)
Dividends on preference shares			(6,275)	(6,275)
Net income available to RenaissanceRe common shareholders				$190,474

Net claims and claim expenses incurred – current accident year	$47,029	$17,871	$—	$64,900
Net claims and claim expenses incurred – prior accident years	(33,629)	(3,343)	(677)	(37,649)
Net claims and claim expenses incurred – total	$13,400	$14,528	$(677)	$27,251

Net claims and claim expense ratio – current accident year	20.1%	47.3%	—%	23.9%
Net claims and claim expense ratio – prior accident years	(14.4)%	(8.8)%	(4,231.3)%	(13.9)%
Net claims and claim expense ratio – calendar year	5.7%	38.5%	(4,231.3)%	10.0%
Underwriting expense ratio	22.2%	50.5%	1,218.8%	26.2%
Combined ratio	27.9%	89.0%	(3,012.5)%	36.2%

Three months ended March 31, 2012	Reinsurance	Lloyd’s	Other	Eliminations (1)	Total
Gross premiums written	$609,762	$54,817	$—	$(428)	$664,151
Net premiums written	$458,638	$33,937	$—		$492,575
Net premiums earned	$253,818	$24,822	$25		$278,665
Net claims and claim expenses incurred	8,324	9,001	(1,773)		15,552
Acquisition expenses	19,386	4,668	57		24,111
Operational expenses	32,044	10,057	282		42,383
Underwriting income	$194,064	$1,096	$1,459		196,619
Net investment income			66,971		66,971
Net foreign exchange losses			(1,460)		(1,460)
Equity in earnings of other ventures			5,470		5,470
Other loss			(39,094)		(39,094)
Net realized and unrealized gains on investments			46,113		46,113
Net other-than-temporary impairments			(134)		(134)
Corporate expenses			(4,811)		(4,811)
Interest expense			(5,718)		(5,718)
Income from continuing operations before taxes					263,956
Income tax benefit			37		37
Loss from discontinued operations			(173)		(173)
Net income attributable to noncontrolling interests			(53,641)		(53,641)
Dividends on preference shares			(8,750)		(8,750)
Net income available to RenaissanceRe common shareholders					$201,429

Net claims and claim expenses incurred – current accident year	$55,144	$16,280	$—		$71,424
Net claims and claim expenses incurred – prior accident years	(46,820)	(7,279)	(1,773)		(55,872)
Net claims and claim expenses incurred – total	$8,324	$9,001	$(1,773)		$15,552

Net claims and claim expense ratio – current accident year	21.7%	65.6%	—%		25.6%
Net claims and claim expense ratio – prior accident years	(18.4)%	(29.3)%	(7,092.0)%		(20.0)%
Net claims and claim expense ratio – calendar year	3.3%	36.3%	(7,092.0)%		5.6%
Underwriting expense ratio	20.2%	59.3%	1,356.0%		23.8%
Combined ratio	23.5%	95.6%	(5,736.0)%		29.4%

(1)	Represents $0.4 million of gross premiums ceded from the Reinsurance segment to the Lloyd’s segment.

NOTE 11. DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company's balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. The Company's derivative instruments are generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company's derivative counterparties. In the event one party becomes insolvent or otherwise defaults on its obligations, master agreements generally permit the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions' marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The table below shows the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$429	—	$429	Other assets	$—	$429
Foreign currency forward contracts (1)	8,070	—	8,070	Other assets	—	8,070
Foreign currency forward contracts (2)	6,541	5,880	661	Other assets	—	661
Credit default swaps	547	299	248	Other assets	248	—
Energy and weather contracts	70,165	25,894	44,271	Other assets	—	44,271
Total	$85,752	$32,073	$53,679		$248	$53,431

	Derivative Liabilities
At March 31, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$30	—	$30	Other liabilities	$30	$—
Foreign currency forward contracts (1)	4,227	—	4,227	Other liabilities	—	4,227
Foreign currency forward contracts (3)	211	58	153	Other liabilities	153	—
Energy and weather contracts	45,694	20,088	25,606	Other liabilities	1,363	24,243
Total	$50,162	$20,146	$30,016		$1,546	$28,470

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

	Derivative Assets
At December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$441	—	$441	Other assets	$—	$441
Foreign currency forward contracts (1)	7,191	—	7,191	Other assets	—	7,191
Foreign currency forward contracts (2)	2,534	2,296	238	Other assets	—	238
Credit default swaps	784	333	451	Other assets	310	141
Energy and weather contracts	43,432	13,372	30,060	Other assets	3,286	26,774
Total	$54,382	$16,001	$38,381		$3,596	$34,785

	Derivative Liabilities
At December 31, 2012	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$41	—	$41	Other liabilities	$41	$—
Foreign currency forward contracts (1)	4,173	—	4,173	Other liabilities	—	4,173
Foreign currency forward contracts (3)	579	53	526	Other liabilities	—	526
Energy and weather contracts	33,678	19,160	14,518	Other liabilities	—	14,518
Total	$38,471	$19,213	$19,258		$41	$19,217

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.
Refer to "Note 3. Investments" for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2013	2012
Interest rate futures	Net investment income	$2	$1,030
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	2,388	3,552
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	1,678	(4,248)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	1,545	137
Credit default swaps	Net investment income	434	558
Energy and weather contracts	Other income (loss)	14,656	(28,713)
Total		$20,703	$(27,684)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2013.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At March 31, 2013, the Company had $434.1 million of notional long positions and $317.6 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2012 – $377.8 million and $310.7 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company's underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2013, the Company had outstanding underwriting related foreign currency contracts of $417.4 million in notional long positions and $230.6 million notional in short positions, denominated in U.S. dollars (December 31, 2012 – $446.2 million and $119.5 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. The fair value of the Company's investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2013, the Company had outstanding investment portfolio related foreign currency contracts of $275.2 million in notional long positions and $314.9 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $176.7 million and $217.4 million, respectively).
Energy and Risk Operations Related Foreign Currency Contracts
The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company's energy and risk operations related foreign currency contracts is based on exchange traded prices. At March 31, 2013, the Company’s energy and risk operations had foreign currency contracts of $Nil in notional long positions and $47.4 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $Nil and $38.2 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2013, the Company had outstanding credit derivatives of $4.7 million in notional long positions and $27.2 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $46.1 million and $24.0 million, respectively).
Energy and Weather-Related Derivatives
The Company regularly transacts in certain derivative-based risk management products primarily to address weather and energy risks and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models, and is recorded on the consolidated balance sheets on a net-by-counterparty basis where the Company believes a legal right of setoff exists under an enforceable netting arrangement.  Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature. Over time, the Company currently expects that its participation in these markets, and the impact of these operations on its financial results, is likely to change, on both an absolute and relative basis.

As of the dates set forth below, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

	Quantity (1)
	March 31, 2013	December 31, 2012	Unit of measurement
Energy	106,602,407	107,521,592	One million British thermal units ("MMBTUs")
Temperature	4,246,626	8,168,052	$ per Degree Day Fahrenheit
Precipitation	4,808,787	4,453,934	$ per Inch

(1)	Represents the sum of gross long and gross short derivative contracts.
NOTE 12. COMMITMENTS AND CONTINGENCIES
There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from the Company's business ventures.  The Company's operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages.  Generally, the Company's direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by the Company's subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance.  The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.
NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at March 31, 2013 and December 31, 2012, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three months ended March 31, 2013 and 2012, and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at March 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$215,197	$40,137	$6,045,105	$—	$6,300,439
Cash and cash equivalents	2,842	1,484	331,299	—	335,625
Investments in subsidiaries	3,133,836	124,129	—	(3,257,965)	—
Due from subsidiaries and affiliates	177,136	88	—	(177,224)	—
Premiums receivable	—	—	654,368	—	654,368
Prepaid reinsurance premiums	—	—	170,216	—	170,216
Reinsurance recoverable	—	—	162,948	—	162,948
Accrued investment income	123	98	29,700	—	29,921
Deferred acquisition costs	—	—	77,914	—	77,914
Other assets	112,284	15,701	351,752	(114,248)	365,489
Total assets	$3,641,418	$181,637	$7,823,302	$(3,549,437)	$8,096,920
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,755,783	$—	$1,755,783
Unearned premiums	—	—	658,209	—	658,209
Debt	—	249,362	4,953	—	254,315
Amounts due to subsidiaries and affiliates	71,330	5,047	—	(76,377)	—
Reinsurance balances payable	—	—	380,939	—	380,939
Other liabilities	6,983	758	597,519	(208)	605,052
Total liabilities	78,313	255,167	3,397,403	(76,585)	3,654,298
Redeemable noncontrolling interest – DaVinciRe	—	—	875,770	—	875,770
Shareholders’ Equity
Total shareholders’ equity	3,563,105	(73,530)	3,550,129	(3,472,852)	3,566,852
Total liabilities, noncontrolling interests and shareholders’ equity	$3,641,418	$181,637	$7,823,302	$(3,549,437)	$8,096,920

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$572,139	$49,618	$5,738,890	$—	$6,360,647
Cash and cash equivalents	6,298	1,528	317,532	—	325,358
Investments in subsidiaries	2,864,793	113,856	—	(2,978,649)	—
Due from subsidiaries and affiliates	53,296	117	—	(53,413)	—
Premiums receivable	—	—	491,365	—	491,365
Prepaid reinsurance premiums	—	—	77,082	—	77,082
Reinsurance recoverable	—	—	192,512	—	192,512
Accrued investment income	2,535	69	30,874	—	33,478
Deferred acquisition costs	—	—	52,622	—	52,622
Other assets	175,105	15,754	320,198	(115,493)	395,564
Total assets	$3,674,166	$180,942	$7,221,075	$(3,147,555)	$7,928,628
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,879,377	$—	$1,879,377
Unearned premiums	—	—	399,517	—	399,517
Debt	100,000	249,339	2,436	—	351,775
Amounts due to subsidiaries and affiliates	11,371	5,593	—	(16,964)	—
Reinsurance balances payable	—	—	290,419	—	290,419
Other liabilities	59,730	4,572	469,381	(1,458)	532,225
Total liabilities	171,101	259,504	3,041,130	(18,422)	3,453,313
Redeemable noncontrolling interest – DaVinciRe	—	—	968,259	—	968,259
Shareholders’ Equity
Total shareholders’ equity	3,503,065	(78,562)	3,211,686	(3,129,133)	3,507,056
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,674,166	$180,942	$7,221,075	$(3,147,555)	$7,928,628

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$271,255	$—	$271,255
Net investment income	1,550	239	42,818	(992)	43,615
Net foreign exchange (losses) gains	(50)	—	1,806	—	1,756
Equity in earnings of other ventures	—	—	5,835	—	5,835
Other income (loss)	106	(1,195)	8,093	—	7,004
Net realized and unrealized (losses) gains on investments	(1,286)	31	15,105	—	13,850
Total revenues	320	(925)	344,912	(992)	343,315
Expenses
Net claims and claim expenses incurred	—	—	27,251	—	27,251
Acquisition expenses	—	—	25,009	—	25,009
Operational expenses	(1,222)	2,449	44,935	(148)	46,014
Corporate expenses	3,902	59	568	—	4,529
Interest expense	734	3,617	683	—	5,034
Total expenses	3,414	6,125	98,446	(148)	107,837
(Loss) income before equity in net income of subsidiaries and taxes	(3,094)	(7,050)	246,466	(844)	235,478
Equity in net income of subsidiaries	199,843	11,288	—	(211,131)	—
Income before taxes	196,749	4,238	246,466	(211,975)	235,478
Income tax benefit (expense)	—	308	(430)	—	(122)
Net income	196,749	4,546	246,036	(211,975)	235,356
Net loss attributable to noncontrolling interests	—	—	(38,607)	—	(38,607)
Net income attributable to RenaissanceRe	196,749	4,546	207,429	(211,975)	196,749
Dividends on preference shares	(6,275)	—	—	—	(6,275)
Net income attributable to RenaissanceRe common shareholders	$190,474	$4,546	$207,429	$(211,975)	$190,474

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$196,749	$4,546	$246,036	$(211,975)	$235,356
Change in net unrealized gains on investments	—	—	(7,572)	—	(7,572)
Comprehensive income	196,749	4,546	238,464	(211,975)	227,784
Net income attributable to noncontrolling interests	—	—	(38,607)	—	(38,607)
Comprehensive income attributable to noncontrolling interests	—	—	(38,607)	—	(38,607)
Comprehensive income attributable to RenaissanceRe	$196,749	$4,546	$199,857	$(211,975)	$189,177

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$278,665	$—	$278,665
Net investment income	4,448	269	64,359	(2,105)	66,971
Net foreign exchange gains (losses)	20	—	(1,480)	—	(1,460)
Equity in earnings of other ventures	—	—	5,470	—	5,470
Other income (loss)	92	—	(39,186)	—	(39,094)
Net realized and unrealized gains on investments	3,512	1,044	41,557	—	46,113
Net other-than-temporary impairments	—	—	(134)	—	(134)
Total revenues	8,072	1,313	349,251	(2,105)	356,531
Expenses
Net claims and claim expenses incurred	—	—	15,552	—	15,552
Acquisition expenses	—	—	24,111	—	24,111
Operational expenses	(1,311)	2,008	41,686	—	42,383
Corporate expenses	4,178	93	540	—	4,811
Interest expense	1,469	3,617	632	—	5,718
Total expenses	4,336	5,718	82,521	—	92,575
Income (loss) before equity in net loss of subsidiaries and taxes	3,736	(4,405)	266,730	(2,105)	263,956
Equity in net income (loss) of subsidiaries	206,443	(30,268)	—	(176,175)	—
Income (loss) from continuing operations before taxes	210,179	(34,673)	266,730	(178,280)	263,956
Income tax (expense) benefit	—	(2,568)	2,605	—	37
Income (loss) from continuing operations	210,179	(37,241)	269,335	(178,280)	263,993
Loss from discontinued operations	—	(173)	—	—	(173)
Net income (loss)	210,179	(37,414)	269,335	(178,280)	263,820
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(53,641)	—	(53,641)
Net income (loss) attributable to RenaissanceRe	210,179	(37,414)	215,694	(178,280)	210,179
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$201,429	$(37,414)	$215,694	$(178,280)	$201,429

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$210,179	$(37,414)	$269,335	$(178,280)	$263,820
Change in net unrealized gains on investments	—	—	1,255	—	1,255
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—	(27)	—	(27)
Comprehensive income (loss)	210,179	(37,414)	270,563	(178,280)	265,048
Net income attributable to noncontrolling interests	—	—	(53,641)	—	(53,641)
Comprehensive income attributable to noncontrolling interests	—	—	(53,641)	—	(53,641)
Comprehensive income (loss) attributable to RenaissanceRe	$210,179	$(37,414)	$216,922	$(178,280)	$211,407

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(38,748)	$(10,446)	$177,696	$128,502
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	398,658	41,451	1,909,557	2,349,666
Purchases of fixed maturity investments trading	(20,604)	(27,121)	(2,027,363)	(2,075,088)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	37,699	37,699
Sales of equity investments trading	—	—	67,073	67,073
Net sales (purchases) of short term investments	27,794	(4,912)	(215,439)	(192,557)
Net sales of other investments	—	—	33,080	33,080
Dividends and return of capital from subsidiaries	32,152	2,126	(34,278)	—
Contributions to subsidiaries	(184,115)	(625)	184,740	—
Due to (from) subsidiary	11,310	(517)	(10,793)	—
Net cash provided by investing activities	265,195	10,402	(55,724)	219,873
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(12,329)	—	—	(12,329)
Dividends paid – preference shares	(6,275)	—	—	(6,275)
RenaissanceRe common share repurchases	(111,299)	—	—	(111,299)
Net (repayment) drawdown of debt	(100,000)	—	2,517	(97,483)
Third party DaVinciRe share transactions	—	—	(114,154)	(114,154)
Net cash used in financing activities	(229,903)	—	(111,637)	(341,540)
Effect of exchange rate changes on foreign currency cash	—	—	3,432	3,432
Net (decrease) increase in cash and cash equivalents	(3,456)	(44)	13,767	10,267
Cash and cash equivalents, beginning of period	6,298	1,528	317,532	325,358
Cash and cash equivalents, end of period	$2,842	$1,484	$331,299	$335,625

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(74)	$(11,568)	$182,746	$171,104
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	382,538	92,508	2,181,250	2,656,296
Purchases of fixed maturity investments trading	(302,878)	(49,796)	(2,198,575)	(2,551,249)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	20,385	20,385
Net purchases of short term investments	(43,739)	(1,729)	(260,399)	(305,867)
Net purchases of other investments	—	—	(9,663)	(9,663)
Net sales of other assets	—	—	125	125
Dividends and return of capital from subsidiaries	185,961	4,299	(190,260)	—
Contributions to subsidiaries	(200,769)	(36,700)	237,469	—
Due to (from) subsidiaries	7,965	(1,194)	(6,771)	—
Net cash provided by (used in) investing activities	29,078	7,388	(226,439)	(189,973)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(13,886)	—	—	(13,886)
Dividends paid – preference shares	(8,750)	—	—	(8,750)
RenaissanceRe common share repurchases	(3,635)	—	—	(3,635)
Third party DaVinciRe share transactions	—	—	88,146	88,146
Net cash (used in) provided by financing activities	(26,271)	—	88,146	61,875
Effect of exchange rate changes on foreign currency cash	—	—	992	992
Net increase (decrease) in cash and cash equivalents	2,733	(4,180)	45,445	43,998
Cash and cash equivalents, beginning of period	10,606	4,920	201,458	216,984
Cash and cash equivalents, end of period	$13,339	$740	$246,903	$260,982

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2013 and 2012, respectively. The following also includes a discussion of our liquidity and capital resources at March 31, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our core products include property catastrophe reinsurance, which we primarily write through our principal operating subsidiary Renaissance Reinsurance, Syndicate 1458, and joint ventures, principally DaVinci and
Top Layer Re; specialty reinsurance risks written through Renaissance Reinsurance, RenaissanceRe Specialty Risks, Syndicate1458 and DaVinci; and other insurance products primarily written through Syndicate 1458. We believe that we are one of the world's leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd's marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed several alternative capital vehicles in the past and may create additional shorter duration or other risk bearing vehicles in the future.
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
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) other income received from our joint ventures, advisory services, weather and energy risk management operations and various other items.
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interest - DaVinciRe, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.
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
Segments
Our reportable segments currently include: (1) Reinsurance, which includes catastrophe reinsurance, specialty reinsurance and certain property catastrophe and specialty joint ventures and (2) Lloyd's, which includes reinsurance and insurance business written through Syndicate 1458. In addition, our Other category primarily reflects our: strategic investments; weather and energy risk management operations; investments unit; corporate expenses, capital servicing costs and noncontrolling interests; results of our discontinued operations; and the remnants of our Bermuda-based insurance operations not sold pursuant to our 2011 stock purchase agreement with QBE Holdings, Inc.
Reinsurance
Our Reinsurance segment has two main units and is managed by our President and Global Chief Underwriting Officer, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools.

(1)
Property catastrophe reinsurance, principally written for our own account and for DaVinci, is our traditional core business. We believe we are one of the world's leading providers of this coverage, based on total catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers' claims from a catastrophe exceed a certain retained amount.

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
Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our weather and energy risk management operations primarily through Renaissance Trading and REAL; (3) our investment unit which manages and invests the funds generated by our consolidated operations; (4) corporate expenses, capital services costs and noncontrolling interests; (5) the results of our discontinued operations; and (6) the remnants of our Bermuda-based insurance operations.
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
Effective January 1, 2013, the Company formed and launched a new managed joint venture, Upsilon Re II. Upsilon Re II is a partially owned subsidiary of RenaissanceRe and a Bermuda domiciled special purpose insurer providing additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2013 underwriting year. Our ownership interest in Upsilon Re II could change over time, perhaps materially so, and we may also elect to underwrite additional risks within Upsilon Re II in future underwriting years. We cannot assure you that additional opportunities to grow the business we have accessed through Upsilon Re II will be realized, however. See "Note 7. Variable Interest Entities" in our notes to the consolidated financial statements for additional information related to Upsilon Re II.

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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company's critical accounting estimates are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2012.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Three months ended March 31,	2013	2012	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$635,418	$664,151	$(28,733)
Net premiums written	436,813	492,575	(55,762)
Net premiums earned	271,255	278,665	(7,410)
Net claims and claim expenses incurred	27,251	15,552	11,699
Underwriting income	172,981	196,619	(23,638)
Net investment income	43,615	66,971	(23,356)
Net realized and unrealized gains on investments	13,850	46,113	(32,263)
Net income	235,356	263,820	(28,464)
Net income available to RenaissanceRe common shareholders	190,474	201,429	(10,955)

Net income available to RenaissanceRe common shareholders per common share – diluted	$4.23	$3.88	$0.35
Dividends per common share	$0.28	$0.27	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	23.9%	25.6%	(1.7)%
Net claims and claim expense ratio – prior accident years	(13.9)%	(20.0)%	6.1%
Net claims and claim expense ratio – calendar year	10.0%	5.6%	4.4%
Underwriting expense ratio	26.2%	23.8%	2.4%
Combined ratio	36.2%	29.4%	6.8%

Return on average common equity - annualized	24.3%	25.6%	(1.3)%

Book value	March 31, 2013	December 31, 2012	Change
Book value per common share	$71.07	$68.14	$2.93
Accumulated dividends per common share	12.28	12.00	0.28
Book value per common share plus accumulated dividends	$83.35	$80.14	$3.21
Change in book value per common share plus change in accumulated dividends	4.7%

Balance sheet highlights	March 31, 2013	December 31, 2012	Change
Total assets	$8,096,920	$7,928,628	$168,292
Total shareholders’ equity attributable to RenaissanceRe	$3,563,105	$3,503,065	$60,040

Net income available to RenaissanceRe common shareholders was $190.5 million in the first quarter of 2013, compared to $201.4 million in the first quarter of 2012, a decrease of $11.0 million. As a result of our net income available to RenaissanceRe common shareholders in the first quarter of 2013, we generated an annualized return on average common equity of 24.3% and our book value per common share increased from $68.14 at December 31, 2012 to $71.07 at March 31, 2013, a 4.7% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first quarter of 2013, on a comparative basis to the first quarter of 2012, include:

•
Lower Underwriting Results - our underwriting income of $173.0 million in the first quarter of 2013 decreased $23.6 million from $196.6 million in the first quarter of 2012, primarily driven by a $11.7 million increase in net claims and claim expenses as a result of less favorable development occurring during the quarter and a $7.4 million decrease in net premiums earned due to a combination of reduced gross premiums written and an increase in ceded premiums written primarily within the Company's catastrophe unit, as discussed below;

•
Lower Investment Results - net investment income and net realized and unrealized gains on investments in the first quarter of 2013 decreased $23.4 million and $32.3 million, respectively, compared to the first quarter of 2012. The decrease was driven by lower total returns in the Company's fixed maturity investment portfolio compared to the comparative quarter, combined with lower returns in the Company's portfolio of other investments, principally as a result of lower returns for the Company's private equity investments; and partially offset by

•
Improved Other Income - our other income improved $46.1 million to income of $7.0 million in the first quarter of 2013, compared to a loss of $39.1 million in the the first quarter of 2012, primarily due to $8.7 million of income in our weather and energy risk management operations, compared to a loss of $35.5 million from such operations in the first quarter of 2012 which was driven by unusually warm weather experienced in parts of the United Kingdom and the United States during such quarter; and

•
Net Income Attributable to Redeemable Noncontrolling Interest - DaVinciRe - our net income attributable to redeemable noncontrolling interest - DaVinciRe was $38.6 million in the first quarter of 2013, compared to $53.6 million in the first quarter of 2012, a decrease of $15.0 million, principally due to a decrease in profitability of DaVinciRe, partially offset by a decrease in the Company's ownership percentage in DaVinciRe from 34.7% at March 31, 2012 to 32.9% at March 31, 2013, consequently increasing redeemable noncontrolling interest - DaVinciRe.

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Three months ended March 31,	2013	2012	Change
(in thousands, except percentages)
Gross premiums written	$561,126	$609,762	$(48,636)
Net premiums written	$380,872	$458,638	$(77,766)
Net premiums earned	$233,460	$253,818	$(20,358)
Net claims and claim expenses incurred	13,400	8,324	5,076
Acquisition expenses	18,059	19,386	(1,327)
Operational expenses	33,675	32,044	1,631
Underwriting income	$168,326	$194,064	$(25,738)

Net claims and claim expenses incurred – current accident year	$47,029	$55,144	$(8,115)
Net claims and claim expenses incurred – prior accident years	(33,629)	(46,820)	13,191
Net claims and claim expenses incurred – total	$13,400	$8,324	$5,076

Net claims and claim expense ratio – current accident year	20.1%	21.7%	(1.6)%
Net claims and claim expense ratio – prior accident years	(14.4)%	(18.4)%	4.0%
Net claims and claim expense ratio – calendar year	5.7%	3.3%	2.4%
Underwriting expense ratio	22.2%	20.2%	2.0%
Combined ratio	27.9%	23.5%	4.4%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $48.6 million, or 8.0%, to $561.1 million in the first quarter of 2013, compared to $609.8 million in the first quarter of 2012, as a result of a $30.4 million decrease in the Company's catastrophe unit reflecting the non-renewal or renewal at lower rates for a number of contracts during the January 2013 renewals and an $18.2 million decrease in the Company's specialty unit primarily due to the timing of certain multi-year contracts in the comparative quarter.
Our Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions. In addition, our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium as we have found business derived from exposures in Europe and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes.
Reinsurance Segment Ceded Premiums Written – Ceded premiums written in our Reinsurance segment increased by $29.1 million to $180.3 million in the first quarter of 2013, compared to $151.1 million in the first quarter of 2012, reflecting the inception of new contracts and the external cession of $30.7 million of premium related to Upsilon Re II, the Company's latest managed joint venture.

Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $168.3 million in the first quarter of 2013, compared to $194.1 million in the first quarter of 2012, a decrease of $25.7 million. In the first quarter of 2013, our Reinsurance segment generated a net claims and claim expense ratio of 5.7%, an underwriting expense ratio of 22.2% and a combined ratio of 27.9%, compared to 3.3%, 20.2% and 23.5%, respectively, in the first quarter of 2012.
The $25.7 million decrease in the Reinsurance segment's underwriting result and 4.4 percentage point increase in the combined ratio was principally due to a $20.4 million decrease in net premiums earned due to a decrease in gross premiums written, combined with an increase in ceded premiums written, as discussed above, and an $5.1 million increase in net claims and claim expenses principally due to lower favorable development on prior years reserves.
Our Reinsurance segment prior year reserves experienced $33.6 million and $46.8 million of net favorable development in the first quarter of 2013 and 2012, respectively. The favorable development on prior year reserves in the first quarter of 2013 included $18.5 million of favorable development related to our catastrophe reinsurance unit and $15.2 million of favorable development related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $22.6 million and $18.3 million in the first quarter of 2013 and 2012, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 9.7% and 7.2%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $38.2 million and $34.7 million in the first quarter of 2013 and 2012, respectively.

Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Three months ended March 31,	2013	2012	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$310,002	$330,427	$(20,425)
DaVinci	168,794	178,813	(10,019)
Total property catastrophe gross premiums written	$478,796	$509,240	$(30,444)
Net premiums written	$305,353	$362,252	$(56,899)
Net premiums earned	$186,651	$215,055	$(28,404)
Net claims and claim expenses incurred	2,708	(3,316)	6,024
Acquisition expenses	9,620	14,317	(4,697)
Operational expenses	26,115	25,328	787
Underwriting income	$148,208	$178,726	$(30,518)

Net claims and claim expenses incurred – current accident year	$21,176	$31,623	$(10,447)
Net claims and claim expenses incurred – prior accident years	(18,468)	(34,939)	16,471
Net claims and claim expenses incurred – total	$2,708	$(3,316)	$6,024

Net claims and claim expense ratio – current accident year	11.3%	14.7%	(3.4)%
Net claims and claim expense ratio – prior accident years	(9.8)%	(16.2)%	6.4%
Net claims and claim expense ratio – calendar year	1.5%	(1.5)%	3.0%
Underwriting expense ratio	19.1%	18.4%	0.7%
Combined ratio	20.6%	16.9%	3.7%

Catastrophe Reinsurance Gross Premiums Written – In the first quarter of 2013, our catastrophe reinsurance gross premiums written decreased by $30.4 million, or 6.0%, to $478.8 million, compared to $509.2 million in the first quarter of 2012, primarily reflecting the non-renewal or renewal at lower rates for a number of contracts during the January 2013 renewals.
Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our catastrophe unit increased by $26.5 million to $173.4 million in the first quarter of 2013, compared to $147.0 million in the first quarter of 2012, reflecting the inception of new contracts and the external cession of business in Upsilon Re II, the Company's latest managed joint venture.
Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $148.2 million in the first quarter of 2013, compared to $178.7 million in the first quarter of 2012, a decrease of $30.5 million. The decrease in underwriting income was principally due to a decrease in favorable development on prior accident years net claims and claim expenses of $16.5 million, as discussed below, a $28.4 million decrease in net premiums earned due to the combination of a decrease in gross premiums written and an increase in ceded premiums written, as discussed above, and partially offset by a $10.4 million decrease in current accident year claims and claim expenses as a result of the relatively low level of insured catastrophes in the first quarter of 2013, compared to the first quarter of 2012.

In the first quarter of 2013, our catastrophe unit generated a net claims and claim expense ratio of 1.5%, an underwriting expense ratio of 19.1% and a combined ratio of 20.6%, compared to negative 1.5%, 18.4% and 16.9%, respectively, in the first quarter of 2012. As noted above, the catastrophe unit experienced a relatively low level of insured catastrophes in the first quarter of 2013, with $21.2 million of current accident year net claims and claim expenses related to several relatively small catastrophe events.
During the first quarter of 2013, we experienced $18.5 million of favorable development on prior year reserves within the catastrophe unit, compared to $34.9 million in the first quarter of 2012, primarily due to $4.9 million, $3.7 million and $3.4 million of favorable development related to reductions in the expected ultimate net losses for Windstorm Kyrill, the 2011 New Zealand earthquake and the 2008 hurricanes, respectively, as reported claims came in better than expected, and $13.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was adverse development of $4.2 million and $2.6 million associated with an increase in reported gross ultimate losses on U.S. PCS 70 (a 2012 wind and thunderstorm event) and hurricane Isaac, respectively.
The favorable development of $34.9 million in the first quarter of 2012 was primarily due to $17.3 million, $4.6 million and $1.9 million of reductions in the expected ultimate net losses related to flooding in the United Kingdom (2007), hurricane Irene and the 2005 hurricanes, respectively, with the remainder due to better than expected claims emergence associated with a number of other catastrophes.
Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Three months ended March 31,	2013	2012	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$81,617	99,545	$(17,928)
DaVinci	713	977	(264)
Total specialty gross premiums written	$82,330	$100,522	$(18,192)
Net premiums written	$75,519	$96,386	$(20,867)
Net premiums earned	$46,809	$38,763	$8,046
Net claims and claim expenses incurred	10,692	11,640	(948)
Acquisition expenses	8,439	5,069	3,370
Operational expenses	7,560	6,716	844
Underwriting income	$20,118	$15,338	$4,780

Net claims and claim expenses incurred – current accident year	$25,853	$23,521	$2,332
Net claims and claim expenses incurred – prior accident years	(15,161)	(11,881)	(3,280)
Net claims and claim expenses incurred – total	$10,692	$11,640	$(948)

Net claims and claim expense ratio – current accident year	55.2%	60.7%	(5.5)%
Net claims and claim expense ratio – prior accident years	(32.4)%	(30.7)%	(1.7)%
Net claims and claim expense ratio – calendar year	22.8%	30.0%	(7.2)%
Underwriting expense ratio	34.2%	30.4%	3.8%
Combined ratio	57.0%	60.4%	(3.4)%

Specialty Reinsurance Gross Premiums Written – In the first quarter of 2013, our specialty reinsurance gross premiums written decreased $18.2 million, or 18.1%, to $82.3 million, compared to $100.5 million in the first quarter of 2012, primarily due to the timing of certain multi-year contracts written in the first quarter of 2012.
Specialty Reinsurance Underwriting Results – Our specialty unit generated underwriting income of $20.1 million in the first quarter of 2013, compared to $15.3 million in the first quarter of 2012. The $4.8 million increase in underwriting income is primarily due to an $8.0 million increase in net premiums earned as a result of the growth in gross premiums written over the prior twelve months, and partially offset by a $3.4 million increase in acquisition expenses due to higher net premiums earned.
In the first quarter of 2013, our specialty unit generated a net claims and claim expense ratio of 22.8%, an underwriting expense ratio of 34.2% and a combined ratio of 57.0%, compared to 30.0%, 30.4% and 60.4%, respectively, in the first quarter of 2012.
Current accident year net claims and claim expenses of $25.9 million was principally comprised of the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The favorable development of $15.2 million in the first quarter of 2013 was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors due to a history of losses being attributed to case reserves on a timely basis, and $4.7 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
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

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Three months ended March 31,	2013	2012	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$55,757	$39,329	$16,428
Catastrophe	18,535	15,488	3,047
Total Lloyd’s gross premiums written	$74,292	$54,817	$19,475
Net premiums written	$55,924	$33,937	$21,987
Net premiums earned	$37,779	$24,822	$12,957
Net claims and claim expenses incurred	14,528	9,001	5,527
Acquisition expenses	6,916	4,668	2,248
Operational expenses	12,178	10,057	2,121
Underwriting income	$4,157	$1,096	$3,061

Net claims and claim expenses incurred – current accident year	$17,871	$16,280	$1,591
Net claims and claim expenses incurred – prior accident years	(3,343)	(7,279)	3,936
Net claims and claim expenses incurred – total	$14,528	$9,001	$5,527

Net claims and claim expense ratio – current accident year	47.3%	65.6%	(18.3)%
Net claims and claim expense ratio – prior accident years	(8.8)%	(29.3)%	20.5%
Net claims and claim expense ratio – calendar year	38.5%	36.3%	2.2%
Underwriting expense ratio	50.5%	59.3%	(8.8)%
Combined ratio	89.0%	95.6%	(6.6)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $19.5 million, or 35.5%, to $74.3 million in the first quarter of 2013, compared to $54.8 million in the first quarter of 2012, primarily due to Syndicate 1458 continuing to organically grow its book of business across the majority of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd's segment generated underwriting income of $4.2 million and a combined ratio of 89.0% in the first quarter of 2013, compared to $1.1 million and 95.6%, respectively, in the first quarter of 2012. Our Lloyd's segment experienced current accident year net claims and claim expenses of $17.9 million during the first quarter of 2013 which primarily reflected attritional loss activity. Operational expenses increased $2.1 million to $12.2 million in the first quarter of 2013, compared to the first quarter of 2012, and principally include compensation and related operating expenses. The decrease in the underwriting expense ratio to 50.5% in the first quarter of 2013, from 59.3% in the first quarter of 2012, was primarily driven by the increase in net premiums earned.

Net Investment Income

Three months ended March 31,	2013	2012	Change
(in thousands)
Fixed maturity investments	$24,310	$26,333	$(2,023)
Short term investments	318	500	(182)
Equity investments trading	—	170	(170)
Other investments
Hedge funds and private equity investments	14,880	28,473	(13,593)
Other	6,995	14,170	(7,175)
Cash and cash equivalents	52	26	26
	46,555	69,672	(23,117)
Investment expenses	(2,940)	(2,701)	(239)
Net investment income	$43,615	$66,971	$(23,356)

Net investment income was $43.6 million in the first quarter of 2013, compared to $67.0 million in the first quarter of 2012. The $23.4 million decrease in net investment income was primarily driven by a $20.8 million decrease related to our portfolio of other investments principally driven by lower returns in our private equity portfolio.
Historically low interest rates as compared to recent years have lowered the yields at which we invest our assets relative to historical levels. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put downward pressure on our net investment income for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $15.1 million in the first quarter of 2013, compared to unrealized gains of $35.3 million in the first quarter of 2012.
During the the first quarter of 2013, we sold essentially our entire portfolio of equity investments trading, which was carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains on investments, in our consolidated statements of operations.
Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended March 31,	2013	2012	Change
(in thousands)
Gross realized gains	$34,080	$36,286	$(2,206)
Gross realized losses	(4,554)	(6,950)	2,396
Net realized gains on fixed maturity investments	29,526	29,336	190
Net unrealized (losses) gains on fixed maturity investments trading	(23,065)	14,257	(37,322)
Net realized gains on equity investments trading	17,561	—	17,561
Net unrealized (losses) gains on equity investments trading	(10,172)	2,520	(12,692)
Net realized and unrealized gains on investments	$13,850	$46,113	$(32,263)
Total other-than-temporary impairments	—	(161)	161
Portion recognized in other comprehensive income, before taxes	—	27	(27)
Net other-than-temporary impairments	$—	$(134)	$134

Our investment portfolio is structured to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio. We experienced net realized and unrealized gains on fixed maturity investments included in our consolidated statements of operations of $6.5 million during the first quarter of 2013. However, the trend towards historically low interest rates (as compared to recent years) may reverse, resulting in a rising interest rate environment which would tend to diminish our ability to generate net realized gains on our portfolio of fixed maturity investments.
Net realized and unrealized gains on investments were $13.9 million in the first quarter of 2013, compared to $46.1 million in the first quarter of 2012, a decrease of $32.3 million. The net unrealized losses on our fixed maturity investments trading of $23.1 million during the the first quarter of 2013 deteriorated $37.3 million, compared to unrealized gains of $14.3 million in the first quarter of 2012, primarily due to the net depreciation of our fixed maturity investment portfolio as a result of credit spreads remaining relatively stable during the the first quarter of 2013, compared to the the first quarter of 2012 where significant credit spread contraction yielded increased returns from our fixed maturity investment portfolio. As noted above, during the the first quarter of 2013 we sold essentially our entire portfolio of equity investment trading resulting in net realized and unrealized gains of $7.4 million due to increases in the share prices of our equity positions.
Equity in Earnings of Other Ventures

Three months ended March 31,	2013	2012	Change
(in thousands)
Top Layer Re	$4,126	$4,737	$(611)
Tower Hill Companies	1,581	1,117	464
Other	128	(384)	512
Total equity in earnings of other ventures	$5,835	$5,470	$365

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and the Tower Hill Companies and was $5.8 million in the first quarter of 2013, compared to $5.5 million in the first quarter of 2012. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other Income (Loss)

Three months ended March 31,	2013	2012	Change
(in thousands)
Weather and energy risk management operations	$8,713	$(35,463)	$44,176
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(1,931)	(1,779)	(152)
Other items	222	(1,852)	2,074
Total other income (loss)	$7,004	$(39,094)	$46,098

In the first quarter of 2013, we generated other income of $7.0 million, compared to incurring an other loss of $39.1 million in the first quarter of 2012. The $46.1 million improvement is primarily due to our weather and energy risk management operations generating income of $8.7 million, compared to incurring a loss of $35.5 million principally due to the absence of losses experienced during the first quarter of 2012 as a result of unusually warm weather experienced in parts of the United Kingdom and the United States during such quarter. These operations are inherently volatile and we cannot assure you that positive results from these operations will recur in the future.

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
Corporate Expenses

Three months ended March 31,	2013	2012	Change
(in thousands)
Total corporate expenses	$4,529	$4,811	$(282)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were relatively flat at $4.5 million in the first quarter of 2013, compared to $4.8 million in the first quarter of 2012.
Net Income Attributable to Noncontrolling Interests

Three months ended March 31,	2013	2012	Change
(in thousands)
Net income attributable to noncontrolling interests	$(38,607)	$(53,641)	$15,034

Our net income attributable to the noncontrolling interests was $38.6 million in the first quarter of 2013, compared to $53.6 million in the first quarter of 2012. The $15.0 million change is primarily due to a decrease in the profitability of DaVinciRe and partially offset by a decrease in our ownership in DaVinciRe from 34.7% at March 31, 2012 to 32.9% at March 31, 2013, consequently increasing redeemable noncontrolling interest - DaVinciRe. We expect our ownership in DaVinciRe to fluctuate over time.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority ("BMA") for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At March 31, 2013, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2.9 billion (December 31, 2012 - $3.1 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $542.1 million (December 31, 2012 - $554.8 million). During the three months ended March 31, 2013, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to our holding company, which included dividends declared and return of capital, net of capital contributions received of $156.0 million, $19.8 million and $Nil, respectively (2012 - $4.3 million, $10.7 million and $Nil, respectively).

Under the Insurance Act, RenaissanceRe Specialty Risks is defined as a Class 3A insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its enhanced capital requirement ("ECR") which is established by reference to the Bermuda Solvency Capital Requirement ("BSCR") model. The BSCR is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer's capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the Minimum Solvency Margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA's oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3A and Class 4 insurer's Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer's risk profile deviates significantly from the assumptions underlying its ECR or the insurer's assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each Class 3A and Class 4 insurer equal to 120% of its respective ECR. While a Class 3A or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2012 BSCR for RenaissanceRe Specialty Risks, Renaissance Reinsurance and DaVinci were filed with the BMA in advance of the April 30, 2013 deadline and each company exceeded its respective target level of required capital.
RenaissanceRe Corporate Capital (UK) Limited and Syndicate 1458 are subject to oversight by the Council of Lloyd's. RenaissanceRe Syndicate Management Limited is subject to regulation by the Financial Services Authority ("FSA") under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 1458's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At March 31, 2013, the FAL requirement set by Lloyd's for Syndicate 1458 is £183.2 million based on its business plan, approved in November 2012 (2012 - £93.8 million based on its business plan, approved November 2011). Actual FAL posted for Syndicate 1458 at March 31, 2013 by RenaissanceRe CCL is $222.0 million and £45.5 million supported 100% by letters of credit (2012 - $118.5 million and £24.5 million).
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
Cash Flows and Liquidity
Holding Company Liquidity
As a Bermuda-domiciled holding company, RenaissanceRe has no operations of its own and its assets consist primarily of investments in subsidiaries. Accordingly, RenaissanceRe's future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., Ireland, and the U.K. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition" for further discussion and details regarding dividend capacity of our major operating subsidiaries.

RenaissanceRe's principal uses of liquidity are: (1) common share related transactions including dividend payments to holders of its common shareholders as well as common share buybacks from time to time; (2) preference share related transactions including dividend payments to its preference shareholders as well as preference share buybacks from time to time; (3) interest and principal payments on debt; (4) capital investments in its subsidiaries; and (5) certain corporate operating expenses.
We attempt to structure our organization such that it facilitates efficient capital movements between RenaissanceRe and its operating subsidiaries and to ensure that adequate liquidity is available when required, giving consideration to applicable laws and regulations, and the domiciliary location of sources of liquidity and related obligations.
Sources of Liquidity
Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends to RenaissanceRe. Cash receipts from operations are generally derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less claims and claims expenses related to our underwriting activities. The Company's operating subsidiaries provide liquidity in that premiums are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be longer on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims and claims expenses may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for claims and claim expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net claims incurred, as reported in the consolidated statement of operations.
As a result of the combination of current market conditions, lower investment yields, and the nature of our business where a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of certain large loss events, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.
We are a "well-known seasoned issuer" as defined by the rules promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and we maintain a "shelf" Registration Statement on Form S-3 (the "Shelf Registration Statement") under the Securities Act and are eligible to file additional automatically effective Registration Statements of Form S-3 in the future for the potential offering and sale of an unlimited amount of debt and equity securities. The Shelf Registration Statement allows for various types of securities to be offered, including, but not limited to the following: common shares, preference shares and debt securities.
In addition we maintain letter of credit facilities which provide liquidity. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources" for details of these facilities.

Cash Flows

Three months ended March 31,	2013	2012
(in thousands)
Net cash provided by operating activities	$128,502	$171,104
Net cash provided by (used in) investing activities	219,873	(189,973)
Net cash (used in) provided by financing activities	(341,540)	61,875
Effect of exchange rate changes on foreign currency cash	3,432	992
Net increase in cash and cash equivalents	10,267	43,998
Cash and cash equivalents, beginning of period	325,358	216,984
Cash and cash equivalents, end of period	$335,625	$260,982

During the three months ended March 31, 2013, our cash and cash equivalents increased $10.3 million, to $335.6 million at March 31, 2013, compared to $325.4 million at December 31, 2012.
Cash flows provided by operating activities. Cash flows provided by operating activities during the three months ended March 31, 2013 were $128.5 million, compared to $171.1 million during the three months ended March 31, 2012. Cash flows provided by operating activities during the three months ended March 31, 2013 were primarily the result of certain adjustments to reconcile our net income of $235.4 million to net cash provided by operating activities, including: an increase in unearned premiums of $258.7 million due to the timing of our gross premiums written; a $90.5 million increase in reinsurance balances payable due to the timing of, and increase in, our premiums ceded; and a reduction in reinsurance recoverable of $29.6 million primarily due to the collection of those balances; and partially offset by an increase in premiums receivable of $163.0 million due to gross premiums written primarily during the January renewal season, a decrease in our reserve for claims and claim expenses of $123.6 million driven by the payment of claims and by favorable development on prior accident years net claims and claims expenses during the three months ended March 31, 2013, and an increase in our prepaid reinsurance premiums of $93.1 million due to the timing of, and increase in, our premiums ceded. As discussed under “Summary of Results of Operations”, we generated relatively lower underwriting income and investment results in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which contributed to the decrease in cash flows provided by operating activities. A portion of the the cash provided by operating activities was used in our financing activities, as noted below.
Cash flows provided by investing activities. During the three months ended March 31, 2013, our cash flows provided by investing activities were $219.9 million, principally reflecting our net sales and maturities of fixed maturity investments of $312.3 million, and the sale of essentially our entire portfolio of equity investment trading generating $67.1 million in cash, which funds in turn were primarily used in the net purchase of short term investments of $192.6 million. In addition, a portion of of the cash provided by investing activities was used in our financing activities, noted below.
Cash flows used in financing activities. Our cash flows used in financing activities in the three months ended March 31, 2013 were $341.5 million, and were principally the result of the settlement of $111.3 million of common share repurchases, the repayment of $100.0 million of our 5.875% Senior Notes upon their scheduled maturity of February 15, 2013, the payment of $12.3 million and $6.3 million in dividends to our common and preferred shareholders, respectively, and net outflows of $114.2 million related to the return of capital to third party shareholders in DaVinciRe.
During the three months ended March 31, 2012, our cash and cash equivalents increased $44.0 million, to $261.0 million at March 31, 2012, compared to $217.0 million at December 31, 2011.
Cash flows provided by operating activities. Cash flows provided by operating activities during the three months ended March 31, 2012 were $171.1 million. Cash flows provided by operating activities during the three months ended March 31, 2012 were primarily the result of certain adjustments to reconcile our net income of $263.8 million to net cash provided by operating activities, including: an increase in unearned premiums of $299.1 million due to growth in our gross premiums written and a reduction in reinsurance recoverable of $124.6 million primarily due to the collection of those balances; and partially offset by a decrease in our reserve for claims and claim expenses of $134.2 million driven by the payment of claims and favorable development on prior accident years net claims and claims expenses during the three months ended March 31, 2012 and an increase in premiums receivable of $232.1 million due to gross premiums written during the January 1st renewal season.
Cash flows used in investing activities. During the three months ended March 31, 2012, our cash flows used in investing activities were $190.0 million, which principally reflected our net investment in short term investments of $305.9 million, which was funded primarily by cash provided by our operating activities and net sales of $125.4 million related to our fixed maturity investments.
Cash flows provided by financing activities. Our cash flows provided by financing activities during the three months ended March 31, 2012 were $61.9 million, and were principally comprised of net inflows of $88.1 million related to additional third party equity capital raised in our redeemable noncontrolling interest - DaVinciRe, partially offset by the repurchase of $3.6 million of our common shares, and the payment of $13.9 million and $8.8 million in dividends to our common and preferred shareholders, respectively.
As a result of the combination of current market conditions, lower investment yields, and the nature of our business where a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and relatively recent occurrence of certain large loss events, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.

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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At March 31, 2013	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$608,907	$216,050	$240,581	$1,065,538
Specialty	104,771	76,732	289,515	471,018
Total Reinsurance	713,678	292,782	530,096	1,536,556
Lloyd’s	29,325	11,615	116,850	157,790
Other	15,534	6,635	39,268	61,437
Total	$758,537	$311,032	$686,214	$1,755,783

At December 31, 2012
(in thousands)
Catastrophe	$706,264	$222,208	$255,786	$1,184,258
Specialty	111,234	80,971	286,108	478,313
Total Reinsurance	817,498	303,179	541,894	1,662,571
Lloyd's	29,260	10,548	109,662	149,470
Other	17,016	8,522	41,798	67,336
Total	$863,774	$322,249	$693,354	$1,879,377

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the three months ended March 31, 2013, changes to prior year estimated claims reserves increased our net income by $37.6 million (2012 - $55.9 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.
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
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31,	2013	2012
Net reserves, beginning of period	$1,686,865	$1,588,325
Net incurred related to:
Current year	64,900	71,424
Prior years	(37,649)	(55,872)
Total net incurred	27,251	15,552
Net paid related to:
Current year	1,139	7,657
Prior years	120,142	17,415
Total net paid	121,281	25,072
Net reserves, end of period	1,592,835	1,578,805
Reinsurance recoverable, end of period	162,948	279,398
Gross reserves, end of period	$1,755,783	$1,858,203

The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Three months ended March 31,	2013	2012
Reinsurance	$(33,629)	$(46,820)
Lloyd's	(3,343)	(7,279)
Other	(677)	(1,773)
Total	$(37,649)	$(55,872)

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

The following table details the development of our liability for unpaid claims and claim expenses for our Reinsurance segment for the three months ended March 31, 2013 split between our catastrophe reinsurance unit and our specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Three months ended March 31, 2013	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
Windstorm Kyrill (2007)	$4,937	$—	$4,937
New Zealand Earthquake (2011)	3,691	—	3,691
Hurricanes Gustav & Ike (2008)	3,400	—	3,400
Tohoku Earthquake and Tsunami (2011)	1,985	—	1,985
Hurricane Isaac (2012)	(2,610)		(2,610)
Other	1,455	—	1,455
Total large catastrophe events	12,858	—	12,858
Small catastrophe events
U.S. PCS 83 Wind and Thunderstorm (2012)	3,500	—	3,500
U.S. PCS 70 Wind and Thunderstorm (2012)	(4,150)	—	(4,150)
Other	6,260	—	6,260
Total small catastrophe events	5,610	—	5,610
Total catastrophe claims and claim expenses	$18,468	$—	$18,468
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$4,729	$4,729
Actuarial assumption changes	—	10,432	10,432
Total attritional claims and claim expenses	$—	$15,161	$15,161
Total favorable development of prior accident years claims and claim expenses	$18,468	$15,161	$33,629

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit in the three months ended March 31, 2013 of $18.5 million was primarily due to net reductions of $12.9 million arising from the estimated ultimate claims of large catastrophe events, including $4.9 million, $3.7 million and $3.4 million of favorable development related to reductions in the expected ultimate losses for Windstorm Kyrill, the 2011 New Zealand earthquake and the 2008 hurricanes, respectively, as reported claims came in better than expected, and $13.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was adverse development of $4.2 million and $2.6 million associated with an increase in reported gross ultimate losses on U.S. PCS 70 (a 2012 wind and thunderstorm event) and hurricane Isaac, respectively.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the three months ended March 31, 2013 of $15.2 million includes $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors, and $4.7 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

The following table details the development of our liability for unpaid claims and claim expenses for the Reinsurance segment for the three months ended March 31, 2012 split between the catastrophe reinsurance unit and the specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Three months ended March 31, 2012	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
U.K. Floods (2007)	$17,271	$—	$17,271
Hurricane Irene (2011)	4,630	—	4,630
Hurricanes Katrina, Rita and Wilma (2005)	1,869	—	1,869
Other	2,452	—	2,452
Total large catastrophe events	26,222	—	26,222
Small catastrophe events
Danish Floods (2011)	5,000	—	5,000
U.S. PCS 63 Winter Storm (2011)	2,600	—	2,600
Other	1,117	—	1,117
Total small catastrophe events	8,717	—	8,717
Total catastrophe claims and claim expenses	$34,939	$—	$34,939
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	$(2,518)	$(2,518)
Actuarial assumption changes	—	14,399	14,399
Total attritional claims and claim expenses	$—	$11,881	$11,881
Total favorable development of prior accident years claims and claim expenses	$34,939	$11,881	$46,820

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
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the three months ended March 31, 2012 of $11.9 million includes: $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, and partially offset by $2.5 million due to reported claims coming in higher than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

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
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd's segment:

Three months ended March 31,	2013	2012
Attritional claims and claim expenses	$3,491	$4,566
Catastrophe events - other	—	2,998
Catastrophe events - property catastrophe reinsurance	—	1,000
Actuarial assumption changes	(148)	(1,285)
Total	$3,343	$7,279

The favorable development of prior accident years claims and claim expenses within our Lloyd's segment of $3.3 million during the three months ended March 31, 2013 was principally due to $3.5 million related to decreases in estimated ultimate losses due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
The favorable development of prior accident years claims and claim expenses within our Lloyd's segment of $7.3 million during the three months ended March 31, 2012 was principally due to decreases in estimated ultimate losses on certain specific events, including $2.0 million related to hurricane Irene, $2.0 million related to the Thailand floods, and $2.0 million related to aggregate crop losses in Manitoba, Canada, with the remainder due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
Capital Resources
Our total capital resources are as follows:

	At March 31, 2013	At December 31, 2012	Change
(in thousands)
Common shareholders’ equity	$3,163,105	$3,103,065	$60,040
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,563,105	3,503,065	60,040
5.875% Senior Notes	—	100,000	(100,000)
5.750% Senior Notes	249,362	249,339	23
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	150,000	150,000	—
Renaissance Trading credit facility – borrowed	4,953	2,436	2,517
Renaissance Trading credit facility – unborrowed	15,047	17,564	(2,517)
Total capital resources	$3,982,467	$4,022,404	$(39,937)

During the three months ended March 31, 2013, our capital resources decreased by $39.9 million, principally due to the Company repaying the full $100.0 million of its outstanding 5.875% Senior Notes upon their scheduled maturity of February 15, 2013 using available cash and investments, $12.3 million of dividends on our common shares and $111.3 million of common share repurchases as discussed in more detail in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, and partially offset by an increase in shareholders' equity as a result of our comprehensive income attributable to RenaissanceRe of $189.2 million. There have been no material changes in our capital resources as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, other than noted below.
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
Principal Letter of Credit Facility
RenaissanceRe and certain of its affiliates, Renaissance Reinsurance, ROE, RenaissanceRe Specialty Risks and DaVinci (such affiliates, collectively, the “Account Parties”), are parties to a Fourth Amended and Restated Reimbursement Agreement, dated May 17, 2012, with various banks and financial institutions parties thereto (collectively, the “Banks”), Wells Fargo, as issuing bank, administrative agent and collateral agent for the Banks, and certain other agents (the “Reimbursement Agreement”).
The Reimbursement Agreement serves as RenaissanceRe's principal secured letter of credit facility and the commitments thereunder expire on May 17, 2015. Effective March 28, 2013, RenaissanceRe reduced the commitments under the facility from $450.0 million to $250.0 million. The reductions were implemented in connection with a reassessment of the future collateral needs of RenaissanceRe, taking into account, among other things, its access to alternative sources of credit enhancement. Prior to the expiration date of May 17, 2015, the commitments under the facility may be increased from time to time up to an amount not to exceed $600.0 million, subject to RenaissanceRe satisfying certain conditions.
At March 31, 2013, we had $203.7 million of letters of credit with effective dates on or before March 31, 2013 outstanding under the Reimbursement Agreement.
Letters of Credit
At March 31, 2013, we had total letters of credit outstanding under all facilities of $501.7 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust ("MBRT") to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of March 31, 2013, Renaissance Reinsurance and DaVinci are approved in 51 and 50 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at March 31, 2013 with respect to the MBRTs totaled $535.6 million and $180.5 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $503.5 million and $171.8 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci was approved as an Accredited Reinsurer in the state of New York and established a multi-beneficiary reduced collateral reinsurance trust ("RCT") to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants in certain states where Renaissance Reinsurance or DaVinci is approved as an Accredited Reinsurer, thereby providing for a reduction in collateral requirements to 20% of the net outstanding insurance liabilities. The RCTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at March 31, 2013 with respect to the RCTs totaled $11.0 million and $11.0 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $10.2 million and $10.1 million, respectively.
Renaissance Trading Margin Facility and Guarantees
Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility of $20.0 million.  This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $25.0 million guarantee issued by RenaissanceRe.  Interest on amounts outstanding under this facility is at overnight LIBOR plus 200 basis points.  At March 31, 2013, $5.0 million was outstanding under the facility.
At March 31, 2013, RenaissanceRe had provided guarantees in the aggregate amount of $298.0 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.
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

Investments
The table below shows the aggregate amounts of our invested assets:

	March 31, 2013		December 31, 2012		Change
(in thousands, except percentages)
U.S. treasuries	$1,186,742	18.8%	$1,259,800	19.8%	$(73,058)
Agencies	285,969	4.5%	315,154	5.0%	(29,185)
Non-U.S. government (Sovereign debt)	199,561	3.2%	133,198	2.1%	66,363
Non-U.S. government-backed corporate	291,077	4.6%	349,514	5.5%	(58,437)
Corporate	1,603,571	25.5%	1,615,207	25.4%	(11,636)
Agency mortgage-backed	440,538	7.0%	408,531	6.4%	32,007
Non-agency mortgage-backed	240,217	3.8%	248,339	3.9%	(8,122)
Commercial mortgage-backed	297,101	4.7%	406,166	6.4%	(109,065)
Asset-backed	12,363	0.2%	12,954	0.2%	(591)
Total fixed maturity investments, at fair value	4,557,139	72.3%	4,748,863	74.7%	(191,724)
Short term investments, at fair value	997,889	15.8%	821,163	12.9%	176,726
Equity investments trading, at fair value	555	—%	58,186	0.9%	(57,631)
Other investments, at fair value	652,802	10.4%	644,711	10.1%	8,091
Total managed investment portfolio	6,208,385	98.5%	6,272,923	98.6%	(64,538)
Investments in other ventures, under equity method	92,054	1.5%	87,724	1.4%	4,330
Total investments	$6,300,439	100.0%	$6,360,647	100.0%	$(60,208)

At March 31, 2013, we held investments totaling $6.3 billion, compared to $6.4 billion at December 31, 2012, with net unrealized appreciation included in accumulated other comprehensive income of $6.1 million at March 31, 2013, compared to $13.6 million at December 31, 2012. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to "Note 4. Fair Value Measurements" in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. The amount allocated to certain investment classes and sectors may increase or decrease over time based on a number of factors, including our efforts to optimize the risk and return profile of the investment portfolio. In the second quarter of 2013, we established a public equity securities mandate with a third party investment manager. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable period. In addition, we have an allocation to other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other similar investments.

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2013	December 31, 2012	Change
(in thousands)
Private equity partnerships	$345,666	$344,669	$997
Senior secured bank loan funds	204,114	202,929	1,185
Catastrophe bonds	75,019	91,310	(16,291)
Hedge funds	5,219	5,803	(584)
Miscellaneous other investments	22,784	—	22,784
Total other investments	$652,802	$644,711	$8,091

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the three months ended March 31, 2013 is a loss of $1.8 million (2012 - $3.1 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to "Note 4. Fair Value Measurements" in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $21.9 million of net investment income for the three months ended March 31, 2013 (2012 - $42.6 million). Of this amount, $15.1 million relates to net unrealized gains (2012 - unrealized gains of $35.3 million).

We have committed capital to private equity partnerships and other investments of $706.9 million, of which $667.2 million has been contributed at March 31, 2013. Our remaining commitments to these investments at March 31, 2013 totaled $122.2 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At March 31, 2013, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of March 31, 2013, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
In certain circumstances, our contractual obligations may be accelerated to dates other than those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.
CURRENT OUTLOOK
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, the global insurance and reinsurance markets entered 2013 with near-record levels of industry wide capital held by private market insurers and reinsurers, and diminished growth of demand for many coverages and solutions, outside of the impacted regions and in respect of certain products and lines. During the January 2013 and June and July 2012 reinsurance renewals, we believe that supply, principally from traditional market participants and complemented by alternative capital providers, more than offset market demand, resulting in a dampening of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. We believe that supply of capital has continued to increase in the period leading to the June and July 2013 renewals, only partially offset by capital return initiatives and modest new aggregate demand in the market. Moreover, we believe that many of the positive factors that had previously impacted market conditions have now been absorbed by the market and, we believe, are unlikely to drive further improvement in our core catastrophe-exposed markets absent new developments. Accordingly, we currently anticipate increased pressure in the market on both premiums and risk-adjusted rates during the current renewals. With our continuing focus on underwriting discipline, we cannot assure that we can continue to improve, or even to maintain, the size and portfolio quality of our aggregate book of business.

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
General Economic Conditions
Meaningful uncertainty remains regarding the strength, duration and comprehensiveness of any economic recovery in the U.S. and our other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and, increasingly, the Eurozone market as a whole. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or disruptions in general economic and financial market conditions. Moreover, if economic growth were to return, such growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any economic downturn.
Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio.  The onset, duration and severity of an inflationary period cannot be estimated with precision. The sovereign debt crisis in Europe and the related financial restructuring efforts, among other factors, made it more difficult to predict the inflationary environment.
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
Historically low interest rates and lower spreads have lowered the yields at which we invest our assets. We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to put substantial downward pressure on our net investment income for the near term. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital. Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is impacted by the prevailing environment of comparably low yields. While it is possible yields will improve in future periods, we currently expect the challenging economic conditions to persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.

Market Conditions and Competition
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a relatively soft pricing environment. However, we believe that pockets of niche or specialty casualty renewals provide more attractive opportunities for stronger or well-positioned reinsurers, and that this trend may be gaining a degree of momentum in certain lines. We anticipate that persistent low investment returns and, to a degree, balance sheet issues in the broader market may favorably impact demand for coverages on terms that we find attractive. However, we cannot assure you that any increased demand will indeed materialize or that we will be successful in consummating new or expanded transactions.
As noted above, we currently anticipate a continued level of demand for our catastrophe coverages over coming periods, offset by ample and likely increasing supplies of private market capital. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims paying ability and other client service will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
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
Legislative and Regulatory Update
In August 2012, Congressman Albio Sires introduced the Taxpayers' Protection Act (HR 6477). The bill would establish a federal catastrophe fund where eligible states can purchase reinsurance directly from the federal government. In January 2013, Congresswoman Frederica Wilson introduced the Homeowners' Defense Act which would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. In January 2013, Congressman Dennis Ross introduced the Homeowners' Insurance Protection Act (HR 240). The bill would create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs.

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
In June 2012, Congress passed the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012, which provided for a five-year renewal of the National Flood Insurance Program ("NFIP") and effected substantial reforms in the program. The NFIP had not been subject to a long-term renewal since 2004. Among other things, pursuant to this statute, the Federal Emergency Management Agency ("FEMA") is explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program's risk. The bill requires FEMA to submit a report on this assessment within six months of enactment. The bill also increased the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP polices; and introduced minimum deductibles for flood claims. We believe that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. However, we cannot assure you that the bill will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund's ("FHCF") provision of below-market rate reinsurance to up to $28.0 billion per season (the "2007 Florida Bill"). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the "2009 Bill"), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens Property Insurance Corporation ("Citizens"), to raise its rates by up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses.  The rate increases and cut back on coverage by FHCF and Citizens are expected to support, over time, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
In May 2011, the Florida legislature passed Florida Senate bill 408 ("SB 408"), relating principally to property insurance. Among other things, SB 408 requires an increase in minimum capital and surplus for newly licensed Florida domestic insurers from $5.0 million to $15.0 million; institutes a three-year claims filing deadline for new and reopened claims from the date of a hurricane or windstorm; allows an insurer to offer coverage where replacement cost value is paid, but initial payment is limited to actual cash value; allows admitted insurers to seek rate increases up to 15% to adjust for third party reinsurance costs; and institutes a range of reforms relating to various matters that have increased the costs of insuring sinkholes in Florida. While we believe SB 408 should contribute over time to stabilization of the Florida market, legislation intended to further reform and stabilize Citizens was not passed in the 2011 or 2012 legislative sessions and is uncertain in 2013.
We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the ongoing instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2012, an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. The advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims paying capacity of Citizens and the FHCF. In October 2012, the FHCF Advisory Council approved official bonding capacity estimates in respect of the current contract year, reflecting the amount of post-catastrophe bonding currently estimated to be achievable by the FHCF's management and lead financial advisor.  The FHCF projected a 2012 year-end fund balance of approximately $8.5 billion, and a total bonding capacity estimate of $7.0 billion; given the FHCF's total potential claims-paying obligation of $17.0 billion, this estimated claims-paying capacity of approximately $15.5 billion was therefore estimated by the FHCF's lead adviser to reflect a potential shortfall of $1.5 billion in respect of an initial season or event.  Any inability, or delay, in the claims paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. The FHCF and the Florida Office of Insurance Regulation ("OIR") have each estimated that even partial failure, or deferral, of the FHCF's ability to pay claims in full could substantially weaken numerous private insurers, with the OIR having estimated that a 25% shortfall in the FHCF's claims-paying capacity could cause as many as 24 of the top 50 insurers in the state to have less than the statutory minimum surplus of $5.0 million, with such insurers representing approximately 35% of the market based on premium volume, or approximately 2.2 million policies. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products, to collect premiums we may be owed on policies we have already written, to renew business with our customers for future periods, or have other adverse impacts, some of which may be difficult to foresee, and could therefore have a material adverse effect on our operations.
In May 2013, the Florida Legislature adopted legislation comprising some modest reforms of Citizens. Among other things, the legislation, if enacted, would empower Citizens to create a so-called “clearinghouse” mechanism with the intent of facilitating the transfer to admitted private market carriers residential policies that might otherwise be bound by or remain in Citizens. In addition the legislation provides for a reduction in the current structure value cap on eligibility for Citizens from $1.0 million to $0.7 million over three years; and prohibits Citizens from insuring new structures located seaward of the coastal construction control line and in the broader federal Coastal Barrier Resources system. While incremental, we believe these reforms, if enacted, would marginally strengthen the fiscal position of Citizens and increase private market demand moderately over time. However, we cannot assure that this legislation will indeed be fully enacted into law, that the measures contemplated thereby will be acted on, that any market improvements will accrue, or that we will benefit from the reforms.
Internationally, in the wake of the large natural catastrophes in 2011 a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring flood risk in the U.K. and Australia and earthquake risk in New Zealand. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
Over the past few years the U.S. Congress has considered legislation which, if passed, would deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates. In early 2013, as well as the immediate few prior years, the Obama administration included a formal proposal for such a provision in its budget proposal. As described in the administration's 2013 budget request, the proposal would deny an insurance company a deduction for premiums and other amounts paid to affiliated foreign companies with respect to reinsurance of property and casualty risks to the extent that the foreign reinsurer (or its parent company) is not subject to U.S. income tax with respect to the premiums received; and would exclude from the insurance company's income (in the same proportion in which the premium deduction was denied) any return premiums, ceding commissions, reinsurance recovered, or other amounts received with respect to reinsurance policies for which a premium deduction is wholly or partially denied. We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular.
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
NOTE ON FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.
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

•
the risk of the lowering or loss of any of the financial strength, claims paying or enterprise wide risk management ratings of RenaissanceRe or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; credit risk; energy and weather-related risk; and equity price risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2012 for additional information related to the Company’s exposure to these risks.

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2013, the Company's disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
We and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from our business ventures.  Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages.  Generally, our direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than our reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, we may from time to time engage in litigation or arbitration related to claims for payment in respect of ceded reinsurance.  We may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, we believe that no individual litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.
ITEM 1A.    RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 20, 2013, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended March 31, 2013, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$286.0
January 1 - 31, 2013	1,369,159	$81.29	—	$—	1,369,159	$81.29	(111.3)
February 1 - 20, 2013	330	$84.65	330	$84.65	—	$—	—
February 20, 2013 - increased authorized share repurchase program to $500.0 million							325.3
Dollar amount available to be repurchased							500.0
February 21 - 28, 2013	—		—	$—	—	$—	—
March 1 - 31, 2013	64,874	$87.64	64,874	$87.64	—	$—	—
Total	1,434,363	$81.58	65,204	$87.62	1,369,159	$81.29	$500.0

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the three months ended March 31, 2013, the Company repurchased approximately 1.4 million common shares in open market transactions at an aggregate cost of $111.3 million and at an average share price of $81.29.
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

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	May 2, 2013
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	May 2, 2013
Mark A. Wilcox