Form 10-Q
period 2013-06-30
RENAISSANCERE HOLDINGS LTD
filed 2013-08-01
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at July 30, 2013 was 44,606,311.

RENAISSANCERE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value
(Amortized cost $4,388,031 and $4,554,362 at June 30, 2013 and December 31, 2012, respectively)	$4,371,306	$4,665,421
Fixed maturity investments available for sale, at fair value
(Amortized cost $36,094 and $71,445 at June 30, 2013 and December 31, 2012, respectively)	40,785	83,442
Short term investments, at fair value	924,843	821,163
Equity investments trading, at fair value	108,620	58,186
Other investments, at fair value	630,606	644,711
Investments in other ventures, under equity method	93,049	87,724
Total investments	6,169,209	6,360,647
Cash and cash equivalents	285,594	325,358
Premiums receivable	954,142	491,365
Prepaid reinsurance premiums	214,804	77,082
Reinsurance recoverable	175,103	192,512
Accrued investment income	26,658	33,478
Deferred acquisition costs	125,682	52,622
Receivable for investments sold	311,783	168,673
Other assets	196,126	218,405
Goodwill and other intangible assets	8,282	8,486
Total assets	$8,467,383	$7,928,628
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,710,408	$1,879,377
Unearned premiums	970,017	399,517
Debt	250,411	351,775
Reinsurance balances payable	387,425	290,419
Payable for investments purchased	463,923	278,787
Other liabilities	216,086	253,438
Total liabilities	3,998,270	3,453,313
Commitments and Contingencies
Redeemable noncontrolling interest	897,123	968,259
Shareholders’ Equity
Preference Shares: $1.00 par value – 16,000,000 shares issued and outstanding at June 30, 2013 (December 31, 2012 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 44,385,324 shares issued and outstanding at June 30, 2013 (December 31, 2012 – 45,542,203)	44,385	45,542
Accumulated other comprehensive income	4,909	13,622
Retained earnings	3,119,003	3,043,901
Total shareholders’ equity attributable to RenaissanceRe	3,568,297	3,503,065
Noncontrolling interest	3,693	3,991
Total shareholders’ equity	3,571,990	3,507,056
Total liabilities, noncontrolling interests and shareholders’ equity	$8,467,383	$7,928,628

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2013 and 2012
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Gross premiums written	$703,223	$667,336	$1,338,641	$1,331,487
Net premiums written	$559,109	$427,630	$995,922	$920,205
Increase in unearned premiums	(267,220)	(183,214)	(432,778)	(397,124)
Net premiums earned	291,889	244,416	563,144	523,081
Net investment income	27,324	17,673	70,518	83,149
Net foreign exchange (losses) gains	(1,085)	2,410	671	950
Equity in earnings of other ventures	3,772	6,846	9,607	12,316
Other income (loss)	631	11,289	7,635	(27,805)
Net realized and unrealized (losses) gains on investments	(69,544)	28,073	(55,273)	75,681
Total other-than-temporary impairments	—	(234)	—	(395)
Portion recognized in other comprehensive income, before taxes	—	25	—	52
Net other-than-temporary impairments	—	(209)	—	(343)
Total revenues	252,987	310,498	596,302	667,029
Expenses
Net claims and claim expenses incurred	103,962	49,551	131,213	65,103
Acquisition expenses	31,767	25,608	56,776	49,719
Operational expenses	42,819	41,407	88,833	83,790
Corporate expenses	21,588	4,067	26,117	8,878
Interest expense	4,300	5,716	9,334	11,434
Total expenses	204,436	126,349	312,273	218,924
Income from continuing operations before taxes	48,551	184,149	284,029	448,105
Income tax expense	(247)	(898)	(369)	(861)
Income from continuing operations	48,304	183,251	283,660	447,244
Income from discontinued operations	—	1,393	—	1,220
Net income	48,304	184,644	283,660	448,464
Net income attributable to noncontrolling interests	(14,015)	(33,624)	(52,622)	(87,265)
Net income attributable to RenaissanceRe	34,289	151,020	231,038	361,199
Dividends on preference shares	(7,483)	(8,750)	(13,758)	(17,500)
Net income available to RenaissanceRe common shareholders	$26,806	$142,270	$217,280	$343,699
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$0.61	$2.75	$4.93	$6.70
Income from discontinued operations available to RenaissanceRe common shareholders per common share – basic	—	0.03	—	0.02
Net income available to RenaissanceRe common shareholders per common share – basic	$0.61	$2.78	$4.93	$6.72
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$0.60	$2.72	$4.83	$6.61
Income from discontinued operations available to RenaissanceRe common shareholders per common share – diluted	—	0.03	—	0.02
Net income available to RenaissanceRe common shareholders per common share – diluted	$0.60	$2.75	$4.83	$6.63
Dividends per common share	$0.28	$0.27	$0.56	$0.54

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Comprehensive income
Net income	$48,304	$184,644	$283,660	$448,464
Change in net unrealized gains on investments	(1,141)	(432)	(8,713)	823
Portion of other-than-temporary impairments recognized in other comprehensive income	—	(25)	—	(52)
Comprehensive income	47,163	184,187	274,947	449,235
Net income attributable to noncontrolling interests	(14,015)	(33,624)	(52,622)	(87,265)
Comprehensive income attributable to noncontrolling interests	(14,015)	(33,624)	(52,622)	(87,265)
Comprehensive income attributable to RenaissanceRe	$33,148	$150,563	$222,325	$361,970
Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains (losses) on investments and net other-than-temporary impairments	$178	$105	$(1,533)	$2,529
Net realized gains on fixed maturity investments available for sale	(1,319)	(746)	(7,180)	(2,049)
Net other-than-temporary impairments recognized in earnings	—	209	—	343
Change in net unrealized gains on investments	$(1,141)	$(432)	$(8,713)	$823

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Preference shares
Balance – January 1	$400,000	$550,000
Issuance of shares	275,000	—
Repurchase of shares	(275,000)	—
Balance – June 30	400,000	550,000
Common shares
Balance – January 1	45,542	51,543
Repurchase of shares	(1,498)	(1,229)
Exercise of options and issuance of restricted stock awards	341	295
Balance – June 30	44,385	50,609
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	(2,978)	(12,350)
Offering expenses	(9,345)	—
Change in noncontrolling interests	499	7,056
Exercise of options and issuance of restricted stock awards	11,824	5,294
Balance – June 30	—	—
Accumulated other comprehensive income
Balance – January 1	13,622	11,760
Change in net unrealized gains on investments	(8,713)	823
Portion of other-than-temporary impairments recognized in other comprehensive income	—	(52)
Balance – June 30	4,909	12,531
Retained earnings
Balance – January 1	3,043,901	2,991,890
Net income	283,660	448,464
Net income attributable to noncontrolling interests	(52,622)	(87,265)
Repurchase of shares	(117,520)	(78,046)
Dividends on common shares	(24,658)	(27,673)
Dividends on preference shares	(13,758)	(17,500)
Balance – June 30	3,119,003	3,229,870
Noncontrolling interest	3,693	3,911
Total shareholders’ equity	$3,571,990	$3,846,921

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Cash flows provided by operating activities
Net income	$283,660	$448,464
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	26,721	28,785
Equity in undistributed earnings of other ventures	(6,468)	(8,868)
Net realized and unrealized losses (gains) on investments	55,273	(75,681)
Net other-than-temporary impairments	—	343
Net unrealized gains included in net investment income	(10,959)	(21,935)
Net unrealized losses (gains) included in other income (loss)	11,206	(2,987)
Change in:
Premiums receivable	(462,777)	(499,668)
Prepaid reinsurance premiums	(137,722)	(219,720)
Reinsurance recoverable	17,409	205,252
Deferred acquisition costs	(73,060)	(62,306)
Reserve for claims and claim expenses	(168,969)	(191,107)
Unearned premiums	570,500	616,844
Reinsurance balances payable	97,006	139,786
Other	(24,401)	(53,425)
Net cash provided by operating activities	177,419	303,777
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,448,449	4,792,702
Purchases of fixed maturity investments trading	(4,225,188)	(5,312,902)
Proceeds from sales and maturities of fixed maturity investments available for sale	41,338	37,530
Net purchases of equity investments trading	(35,958)	—
Net (purchases) sales of short term investments	(110,562)	183,605
Net sales of other investments	42,935	18,681
Net purchases of investments in other ventures	(2,500)	—
Net sales (purchases) of other assets	598	(166)
Net cash provided by (used in) investing activities	159,112	(280,550)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(24,658)	(27,673)
Dividends paid – preference shares	(13,758)	(17,500)
RenaissanceRe common share repurchases	(121,996)	(90,111)
Net repayment of debt	(101,410)	—
Redemption of 6.08% Series C preference shares	(125,000)	—
Redemption of 6.60% Series D preference shares	(150,000)	—
Issuance of 5.375% Series E preference shares, net of expenses	265,655	—
Net third party DaVinciRe share transactions	(113,633)	160,864
Third party investment in redeemable noncontrolling interest	8,000	—
Net cash (used in) provided by financing activities	(376,800)	25,580
Effect of exchange rate changes on foreign currency cash	505	(1,559)
Net (decrease) increase in cash and cash equivalents	(39,764)	47,248
Cash and cash equivalents, beginning of period	325,358	216,984
Cash and cash equivalents, end of period	$285,594	$264,232

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

•
RenaissanceRe Specialty Risks Ltd., formerly known as Glencoe Insurance Ltd. (“RenaissanceRe Specialty Risks”), is a Bermuda domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. RenaissanceRe Underwriting Managers U.S. LLC, a specialty reinsurance agency domiciled in Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd., a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and RenaissanceRe Syndicate 1458.

•
The Company, principally through Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (“REAL”), offers certain derivative-based risk management products primarily to address weather and energy risk and engages in hedging and trading activities related to those transactions.

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
USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company's consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; reinsurance recoverables, including allowances for reinsurance recoverables deemed uncollectible; estimates of written and earned premiums; fair value, including the fair value of investments, financial instruments and derivatives; impairment charges and the Company's deferred tax valuation allowance.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Disclosures About Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 became effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation of the new disclosure required. The Company adopted ASU 2011-11 effective January 1, 2013; since this update is disclosure-related only, the adoption of this guidance did not have a material impact on the Company's consolidated statements of operations and financial position.
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). The guidance clarified that the disclosures in ASU 2011-11 would apply only to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions, each to the extent that they met specific conditions provided in the initial accounting standard. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation of the new disclosure required. As this guidance is disclosure-related only, the adoption of this guidance did not have a material impact on the Company's consolidated statements of operations and financial position.

Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 simplifies the guidance for testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an organization the option to first assess the qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The Company adopted ASU 2012-02 effective January 1, 2013 and the adoption of this guidance did not have a material impact on the Company's consolidated statements of operations and financial position.
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of ASU 2013-02 is to improve the reporting of classifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. ASU 2013-02 became effective for interim and annual reporting periods beginning after December 15, 2012. The Company prospectively adopted ASU 2013-02 effective January 1, 2013; since this update is disclosure-related only, the adoption of this guidance did not have a material impact on the Company's consolidated statements of operations and financial position.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of ASU 2013-11 is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's consolidated statements of operations and financial position.

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2013	December 31, 2012
U.S. treasuries	$1,200,408	$1,259,800
Agencies	227,017	315,154
Non-U.S. government (Sovereign debt)	265,033	133,198
Non-U.S. government-backed corporate	238,254	349,514
Corporate	1,497,411	1,607,233
Agency mortgage-backed	429,155	399,619
Non-agency mortgage-backed	217,824	230,747
Commercial mortgage-backed	287,298	361,645
Asset-backed	8,906	8,511
Total fixed maturity investments trading	$4,371,306	$4,665,421

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Corporate	$2,847	$370	$(52)	$3,165	$(62)
Agency mortgage-backed	5,689	395	(6)	6,078	—
Non-agency mortgage-backed	13,073	2,580	(9)	15,644	(787)
Commercial mortgage-backed	10,568	1,130	—	11,698	—
Asset-backed	3,917	283	—	4,200	—
Total fixed maturity investments available for sale	$36,094	$4,758	$(67)	$40,785	$(849)

		Included in Accumulated Other Comprehensive Income
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Corporate	$7,065	$1,002	$(93)	$7,974	$(85)
Agency mortgage-backed	8,280	632	—	8,912	—
Non-agency mortgage-backed	14,613	2,989	(10)	17,592	(835)
Commercial mortgage-backed	37,292	7,229	—	44,521	—
Asset-backed	4,195	248	—	4,443	—
Total fixed maturity investments available for sale	$71,445	$12,100	$(103)	$83,442	$(920)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
June 30, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$202,283	$200,706	$—	$—	$202,283	$200,706
Due after one through five years	2,597,123	2,582,090	1,660	1,839	2,598,783	2,583,929
Due after five through ten years	541,365	530,047	647	677	542,012	530,724
Due after ten years	110,405	115,280	539	649	110,944	115,929
Mortgage-backed	928,169	934,277	29,329	33,420	957,498	967,697
Asset-backed	8,686	8,906	3,919	4,200	12,605	13,106
Total	$4,388,031	$4,371,306	$36,094	$40,785	$4,424,125	$4,412,091

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2013	December 31, 2012
Consumer	$37,946	$—
Financials	20,034	58,186
Industrial, utilities and energy	22,399	—
Basic materials	11,477	—
Health care	13,199	—
Communications and technology	3,565	—
Total	$108,620	$58,186

Pledged Investments
At June 30, 2013, $1,653.7 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company's principal letter of credit facility. Of this amount, $644.3 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At June 30, 2013, the Company held $122.5 million (December 31, 2012 - $74.8 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company's consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturity investments	$22,842	$25,366	$46,731	$50,204
Short term investments	374	234	692	734
Equity investments	344	181	344	351
Other investments
Hedge funds and private equity investments	2,237	(10,413)	17,117	18,060
Other	4,354	4,975	11,349	19,145
Cash and cash equivalents	9	54	61	80
	30,160	20,397	76,294	88,574
Investment expenses	(2,836)	(2,724)	(5,776)	(5,425)
Net investment income	$27,324	$17,673	$70,518	$83,149

Net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gross realized gains	$17,548	$19,458	$51,628	$55,744
Gross realized losses	(14,601)	(3,294)	(19,155)	(10,244)
Net realized gains on fixed maturity investments	2,947	16,164	32,473	45,500
Net unrealized (losses) gains on fixed maturity investments trading	(95,695)	12,538	(118,760)	26,795
Net realized and unrealized gains (losses) on investments-related derivatives	20,510	(2,930)	20,931	(1,435)
Net realized gains on equity investments trading	74	—	17,635	—
Net unrealized gains (losses) on equity investments trading	2,620	2,301	(7,552)	4,821
Net realized and unrealized (losses) gains on investments	$(69,544)	$28,073	$(55,273)	$75,681
Total other-than-temporary impairments	$—	$(234)	$—	$(395)
Portion recognized in other comprehensive income, before taxes	—	25	—	52
Net other-than-temporary impairments	$—	$(209)	$—	$(343)

The following table provides an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended June 30, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$120	$5,930	$6,050
Other comprehensive income before reclassifications	98	80	178
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized losses reclassified from accumulated other comprehensive income to net realized and unrealized (losses) gains on investments	—	(1,319)	(1,319)
Net current-period other comprehensive income (loss)	98	(1,239)	(1,141)
Ending balance	$218	$4,691	$4,909

	Six months ended June 30, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$1,625	$11,997	$13,622
Other comprehensive loss before reclassifications	(1,407)	(126)	(1,533)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized losses reclassified from accumulated other comprehensive income to net realized and unrealized (losses) gains on investments	—	(7,180)	(7,180)
Net current-period other comprehensive loss	(1,407)	(7,306)	(8,713)
Ending balance	$218	$4,691	$4,909

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$277	$(12)	$83	$(40)	$360	$(52)
Agency mortgage-backed	807	(6)	—	—	807	(6)
Non-agency mortgage-backed	—	—	98	(9)	98	(9)
Total	$1,084	$(18)	$181	$(49)	$1,265	$(67)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$598	$(30)	$440	$(63)	$1,038	$(93)
Non-agency mortgage-backed	—	—	101	(10)	101	(10)
Total	$598	$(30)	$541	$(73)	$1,139	$(103)

At June 30, 2013, the Company held nine fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2012 - 28), including six fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2012 - 11). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the six months ended June 30, 2013 and 2012, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the six months ended June 30, 2013, the Company recognized $Nil other-than-temporary impairments due to the Company’s intent to sell these securities as of June 30, 2013 (2012 – $Nil).
In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2013, the Company recognized $Nil of other-than-temporary impairments due to required sales (2012 – $Nil).
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
Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the six months ended June 30, 2013, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2012 – $0.3 million and $52 thousand, respectively).

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	Three months ended June 30,
	2013	2012
Beginning balance	$811	$2,188
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	8
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	44
Reductions:
Securities sold during the period	(20)	(836)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Ending balance	$791	$1,404

	Six months ended June 30,
	2013	2012
Beginning balance	$838	$2,370
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	8
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	110
Reductions:
Securities sold during the period	(47)	(1,084)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Ending balance	$791	$1,404

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At June 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,200,408	$1,200,408	$—	$—
Agencies	227,017	—	227,017	—
Non-U.S. government (Sovereign debt)	265,033	—	265,033	—
Non-U.S. government-backed corporate	238,254	—	238,254	—
Corporate	1,500,576	—	1,474,895	25,681
Agency mortgage-backed	435,233	—	435,233	—
Non-agency mortgage-backed	233,468	—	233,468	—
Commercial mortgage-backed	298,996	—	298,996	—
Asset-backed	13,106	—	13,106	—
Total fixed maturity investments	4,412,091	1,200,408	3,186,002	25,681
Short term investments	924,843	—	924,843	—
Equity investments trading	108,620	108,620	—	—
Other investments
Private equity partnerships	335,732	—	—	335,732
Senior secured bank loan funds	178,040	—	155,860	22,180
Catastrophe bonds	81,042	—	81,042	—
Hedge funds	4,683	—	—	4,683
Miscellaneous other investments	31,109	—	—	31,109
Total other investments	630,606	—	236,902	393,704
Other assets and (liabilities)
Derivatives (1)	148	(232)	(1,463)	1,843
Other	(5,574)	—	(6,199)	625
Total other assets and (liabilities)	(5,426)	(232)	(7,662)	2,468
	$6,070,734	$1,308,796	$4,340,085	$421,853

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
Fixed maturity investments included in Level 1 consist of the Company's investments in U.S. treasuries. Fixed maturity investments included in Level 2 are agencies, non-U.S. government, non-U.S. government-backed corporate, corporate, agency mortgage-backed, non-agency mortgage-backed, commercial mortgage-backed and asset-backed.
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
U.S. treasuries
Level 1 - At June 30, 2013, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.8% and a weighted average credit quality of AA (December 31, 2012 - 0.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2013, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.2% and a weighted average credit quality of AA (December 31, 2012 - 0.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at June 30, 2013, had a weighted average effective yield of 1.6% and a weighted average credit quality of AA (December 31, 2012 - 1.9% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 0.9% and a weighted average credit quality of AAA at June 30, 2013 (December 31, 2012 - 0.7% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2013, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 3.0% and a weighted average credit quality of A (December 31, 2012 - 2.6% and A, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At June 30, 2013, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.7%, a weighted average credit quality of AA and a weighted average life of 5.3 years (December 31, 2012 - 1.3%, AA and 3.3 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced ("TBA") market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At June 30, 2013, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 4.0%, a weighted average credit quality of BBB, and a weighted average life of 4.4 years (December 31, 2012 - 3.6%, BBB and 4.5 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2013 have a weighted average effective yield of 5.0%, a weighted average credit quality of non-investment grade and a weighted average life of 4.7 years (December 31, 2012 - 5.2%, non-investment grade and 4.7 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (”OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at June 30, 2013 have a weighted average effective yield of 2.5%, a weighted average credit quality of AA, and a weighted average life of 3.7 years (December 31, 2012 - 1.7%, AA and 3.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At June 30, 2013, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.8%, a weighted average credit quality of AAA and a weighted average life of 3.6 years (December 31, 2012 - 1.8%, AAA and 3.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - The fair value of the Company's portfolio of short term investments are generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
Equity Investments, Classified as Trading
Level 1 - The fair value of the Company's portfolio of equity investments, classified as trading are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including applicable securities exchanges. All data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source was used for each security.
Other investments
Senior secured bank loan funds
Level 2 - At June 30, 2013, the Company’s investments in senior secured bank loan funds include funds that invest primarily in bank loans and other senior debt instruments. The fair value of the Company’s senior secured bank loan funds are determined using the net asset value per share of the funds. Investments of $155.9 million are redeemable, in part on a monthly basis, or in whole over a three month period.
Catastrophe bonds
Level 2 - The Company's other investments include investments in catastrophe bonds which are recorded at fair value based on broker or underwriter bid indications.
Other assets and liabilities
Derivatives
Level 1 and Level 2 - Other assets and liabilities include certain other derivatives entered into by the Company. The fair value of these transactions include certain exchange traded foreign currency forward contracts which are considered Level 1, and certain credit derivatives, determined using standard industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs, including credit spreads, credit ratings of the underlying referenced security, the risk free rate and the contract term. In addition, included in Level 2 are certain exchange traded weather and energy related derivatives primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and can be less active in nature. In these instances, the Company utilizes information from the most recent trade to establish fair value.

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at June 30, 2013 of $6.2 million are principally cash settled restricted stock units (“CSRSU”) that form part of the Company's compensation program. The fair value of the Company's CSRSUs is determined using observable exchange traded prices for the Company's common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2013	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$15,427	Discounted cash flow ("DCF")	Credit spread (U)	n/a	n/a	3.0%
			Illiquidity premium (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.7%
			Dividend rate (O)	n/a	n/a	5.9%
Corporate	10,254	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	25,681
Other investments
Private equity partnerships	335,732	Net asset valuation	Estimated performance (U)	(25.0)%	12.0%	1.7%
Senior secured bank loan funds	22,180	Net asset valuation	Estimated performance (U)	(1.5)%	(0.2)%	(0.6)%
Hedge funds	4,683	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Miscellaneous other investment	29,899	Net asset valuation	Estimated performance (U)	n/a	n/a	1.2%
Miscellaneous other investment	1,210	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total other investments	393,704
Other assets and (liabilities)
Weather and energy related derivatives	1,843	Spread option; Quanto; Black Scholes; Simulation	Correlation (U)	0.0%	100.0%	See below
			Volatility (U)	2.0%	362.0%	See below
			Commodity curve (U)	$3.32	$97.17	See below
			Weather curve (U)	1.8	6,892.0	See below
			Counterparty default risk (U)	0.0%	22.5%	See below
			Weather standard deviation (U)	1.2	590.8	See below
Other	625	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total other assets and (liabilities)	2,468
	$421,853

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company's corporate fixed maturity investments is an investment with a fair value of $15.4 million in the preferred equity of a property and casualty insurance group organized to market residential property insurance in North America. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available to it. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At June 30, 2013, the dividend rate was 5.9%. In addition, the Company has estimated an illiquidity premium of 1.0%, a risk-free rate of 0.7% and a credit spread of 3.0%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company's investment in corporate fixed maturity investments determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, illiquidity premium and the risk-free rate.
In addition, the Company's corporate fixed maturity investments include an investment with a fair value of $10.3 million at June 30, 2013 in the preferred equity of a company that provides insurance for a variety of veterinarian costs, including surgeries, medication and diagnostic testing. The Company measures the fair value of this investment using an internal valuation model and uses a combination of quantitative and qualitative factors, which may include, but are not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts, capital transactions and third party valuations. In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparability of that transaction and incorporate it into its internal valuation model accordingly. Recent private market transactions of investments similar to that held by the Company have been used to determine the fair value of $10.3 million at June 30, 2013, as the Company believes the recent market transactions represent the price that would be received upon the sale of the Company's investment in an orderly transaction among market participants. Consequently, should future relevant private market transactions occur, the Company will re-evaluate the information available used to determine fair value of this investment and record any adjustments to fair value in its consolidated statements of operations.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $335.7 million of investments in private equity partnerships at June 30, 2013 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended June 30, 2013 was negative 25.0% to positive 12.0% with a weighted average of positive 1.7%. The fair value of the Company's investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner's interest.
Senior secured bank loan funds
Level 3 - The Company has $22.2 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in these funds result in a lack of current observable market transactions between the fund participants and the funds, and therefore, the Company considers the fair value of its investment in these funds to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that these funds are following fair value principles consistent with GAAP in determining the net asset value.
Hedge funds
Level 3 - The Company has $4.7 million of hedge fund investments that are invested in so called "side pockets" or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments are determined by adjusting the previous periods' reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Miscellaneous other investments
Level 3 - The Company has an investment of $29.9 million at June 30, 2013 in the common equity of a mortgage insurance company which provides private capital to lenders and investors that support financing for homeowner mortgages. The fair value of this investment is based on the net asset position obtained from the management of the mortgage insurance company and incorporates both actual and expected results for the current period. The fair value of the Company's investment is positively correlated to the net asset position. The Company also considers factors such as recent financial information, the value of capital transactions with the mortgage insurance company and management's judgment regarding whether any adjustments should be made to the net asset position.
Level 3 - The Company also has an investment in the common stock purchase warrants of a non-public company that develops weather programs and sells weather derivatives. The fair value of this investment at June 30, 2013 of $1.2 million was determined using a recent private market transaction. At June 30, 2013, the Company determined that the fair value of its investment was appropriate when compared to the net asset position of the company and a recent private market transaction, and on July 2, 2013, the Company sold this investment for $1.2 million.

Other assets and liabilities
Weather and Energy Related Derivatives
Level 3 - Derivatives measured at fair value include net assets of $1.8 million related to proprietary, non-exchange traded derivative-based risk management products primarily to address weather and energy risks, and hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena and in instances where market prices are not available, the Company uses industry or internally developed valuation techniques such as spread option, Black Scholes, quanto and simulation modeling to determine fair value. These models may reference prices for similar instruments.
Observable and unobservable inputs to these valuation techniques vary by contract requirements and commodity type, are validated using market-based or independently sourced parameters where applicable and would typically include the following, if applicable, dependent on contract requirements and commodity type:

•	observable inputs: contract price, notional, option strike, term to expiry, interest rate and contractual limits;

•	unobservable inputs: correlation; and

•	both observable and unobservable: spot and forward volatilities, forward commodity price, forward weather curve, counterparty credit risk and weather standard deviation.
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
Other
The Company has an investment in the preferred equity of a non-public company that develops online risk management products primarily focused on motor fuels risk. The fair value of this investment at June 30, 2013 of $0.6 million was determined using recent private market transactions. In instances where private market transactions are not available, the fair value is measured using a number of qualitative and quantitative factors, including but not limited to a net asset estimation of the company, projected earnings, and any other information that may be available to the Company. At June 30, 2013, the Company determined that the fair value of its investment was appropriate when compared to the net asset position of the company and recent private market transactions. Should the net asset position of the company increase or decrease, the fair value of the Company's investment would also correspondingly increase or decrease, as applicable.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2013	$28,067	$402,206	$21,328	$451,601
Total unrealized gains (losses)
Included in net investment income	114	(2,373)	—	(2,259)
Included in other (loss) income	—	—	(20,982)	(20,982)
Total realized gains
Included in other (loss) income	—	—	28,504	28,504
Total foreign exchange gains	—	364	369	733
Purchases	—	18,411	13,264	31,675
Sales	—	—	50,483	50,483
Settlements	(2,500)	(24,904)	(90,498)	(117,902)
Balance - June 30, 2013	$25,681	$393,704	$2,468	$421,853
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$114	$(2,373)	$—	$(2,259)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other (loss) income	$—	$—	$3,392	$3,392

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2013	$27,792	$381,067	$25,940	$434,799
Total unrealized gains (losses)
Included in net investment income	389	10,643	—	11,032
Included in other (loss) income	—	—	(11,206)	(11,206)
Total realized losses
Included in other (loss) income	—	—	34,612	34,612
Total foreign exchange (losses) gains	—	(417)	289	(128)
Purchases	—	29,196	13,264	42,460
Sales	—	—	50,483	50,483
Settlements	(2,500)	(45,027)	(92,672)	(140,199)
Reclassified from other assets to other investments	—	18,242	(18,242)	—
Net transfers into Level 3	—	—	—	—
Balance - June 30, 2013	$25,681	$393,704	$2,468	$421,853
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$389	$10,643	$—	$11,032
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other (loss) income	$—	$—	$2,088	$2,088

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2012	$27,838	$418,537	$48,145	$494,520
Total unrealized gains (losses)
Included in net investment income	(63)	(13,013)	—	(13,076)
Included in other income (loss)	—	—	(15,576)	(15,576)
Total realized gains
Included in other income (loss)	—	—	22,076	22,076
Total foreign exchange losses	—	(1,394)	371	(1,023)
Purchases	—	5,956	40,878	46,834
Sales	—	—	(91,655)	(91,655)
Settlements	—	(19,581)	29,946	10,365
Net transfers into Level 3	—	—	—	—
Balance - June 30, 2012	$27,775	$390,505	$34,185	$452,465
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(63)	$(13,013)	$—	$(13,076)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$8,019	$8,019

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2012	$27,761	$396,526	$28,526	$452,813
Total unrealized gains (losses)
Included in net investment income	14	16,094	—	16,108
Included in other income (loss)	—	—	2,987	2,987
Total realized gains
Included in other income (loss)	—	—	(33,232)	(33,232)
Total foreign exchange losses	—	(664)	(6)	(670)
Purchases	—	18,645	50,159	68,804
Sales	—	—	(105,086)	(105,086)
Settlements	—	(40,096)	90,837	50,741
Net transfers into Level 3	—	—	—	—
Balance - June 30, 2012	$27,775	$390,505	$34,185	$452,465
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$14	$16,094	$—	$16,108
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$9,678	$9,678

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
Senior Notes
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At June 30, 2013, the fair value of the 5.75% Senior Notes was $273.1 million (December 31, 2012 - $281.2 million).
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

	June 30, 2013	December 31, 2012
Other investments	$630,606	$644,711
Other assets	$625	$21,513

Included in net investment income for the three and six months ended June 30, 2013 was net unrealized losses of $4.1 million and gains of $11.0 million, respectively, related to the changes in fair value of other investments (2012 – losses of $13.4 million and gains of $21.9 million, respectively). Net unrealized gains related to the changes in the fair value of other assets and liabilities recorded in other (loss) were $Nil and $Nil for the three and six months ended June 30, 2013, respectively (2012 – net unrealized losses of $0.4 million and $2.5 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At June 30, 2013	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$335,732	$75,948	See below	See below	See below
Senior secured bank loan funds	178,040	21,887	See below	See below	See below
Hedge funds	4,683	—	See below	See below	See below
Miscellaneous other investment	29,899	13,486	See below	See below	See below
Total other investments measured using net asset valuations	$548,354	$111,321

Private equity partnerships – Included in the Company’s investments in private equity partnerships are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair values of the investments in this category have been estimated using the net asset value of the investments, as discussed in detail above. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable private equity partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the respective private equity partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the respective limited partnership.
Senior secured bank loan funds – The Company’s investment in senior secured bank loan funds includes funds that invest primarily in bank loans and other senior debt instruments. The fair values of the investments in this category have been determined using the net asset value per share of the funds or the estimated net asset per share where applicable, as discussed in detail above. Investments of $155.9 million are redeemable, in part on a monthly basis, or in whole over a three month period.
The Company also has $22.2 million invested in closed end funds which invest in loans. The Company has no right to redeem its investment in these funds.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company's investments in hedge funds at June 30, 2013, are $4.7 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company fully redeemed the remaining non-side pocket investments in hedge funds during June 2012. The Company has retained its interest in the side pocket investments, referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
Miscellaneous other investment – The Company has an investment of $29.9 million at June 30, 2013 in the common equity of a mortgage insurance company which provides private capital to lenders and investors that supports financing for homeowner mortgages. The fair value of this investment is based on the net asset value obtained from the management of the mortgage insurance company and incorporates both actual and expected results for the current period. The fair value of the Company's investment is positively correlated to the net asset valuation of the mortgage insurance company. The Company also considers factors such as recent financial information, the value of capital transactions with the mortgage insurance company and management's judgment regarding whether any adjustments should be made to the net asset value.
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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Premiums written
Direct	$16,333	$11,736	$26,650	$20,199
Assumed	686,890	655,600	1,311,991	1,311,288
Ceded	(144,114)	(239,706)	(342,719)	(411,282)
Net premiums written	$559,109	$427,630	$995,922	$920,205
Premiums earned
Direct	$10,789	$7,950	$20,662	$15,737
Assumed	380,626	341,620	747,479	698,906
Ceded	(99,526)	(105,154)	(204,997)	(191,562)
Net premiums earned	$291,889	$244,416	$563,144	$523,081
Claims and claim expenses
Gross claims and claim expenses incurred	$116,995	$70,101	$150,993	$85,383
Claims and claim expenses recovered	(13,033)	(20,550)	(19,780)	(20,280)
Net claims and claim expenses incurred	$103,962	$49,551	$131,213	$65,103

NOTE 6. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company's ownership in DaVinciRe was 32.9% at June 30, 2013 (December 31, 2012 - 30.8%).
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
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$875,770	$796,743	$968,259	$657,727
Redemption of shares from redeemable noncontrolling interest	(663)	—	(186,894)	—
Sale of shares to redeemable noncontrolling interests	—	70,501	54,927	156,169
Net income attributable to redeemable noncontrolling interest	14,009	33,634	52,824	86,982
Ending balance	$889,116	$900,878	$889,116	$900,878

Redeemable Noncontrolling Interest - RenaissanceRe Medici Fund Ltd. ("Medici")
Medici is an exempted fund incorporated under the laws of Bermuda and its objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. Prior to June 1, 2013, Medici was a wholly owned subsidiary of RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), which in turn is a wholly owned subsidiary of RenaissanceRe.
Effective June 1, 2013, third-party investors subscribed for $8.0 million of the participating, non-voting common shares of Medici, resulting in Fund Holdings' ownership percentage in Medici decreasing to 92.2%. The portion of Medici's earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interest. The Company expects its ownership in Medici to fluctuate over time.
Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days' prior irrevocable written notice to Medici. As the participating, non-voting common shares of Medici have redemption features which are outside the control of the issuer, the portion related to the redeemable noncontrolling interest in Medici is recorded in the mezzanine section of the consolidated balance sheets of the Company.

The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended June 30,	Six months ended June 30,
	2013	2013
Beginning balance	$—	$—
Sale of shares to redeemable noncontrolling interests	8,000	8,000
Net income attributable to redeemable noncontrolling interest	7	7
Ending balance	$8,007	$8,007

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RenRe Commodity Advisors LLC, formerly known as RenRe Commodity Advisors Inc. (“RRCA”), both wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. REAL, the general partner of the Angus Fund, has invested $55 thousand in the Angus Fund, representing a 1.1% ownership interest at June 30, 2013 (December 31, 2012 - $55 thousand and 1.1%, respectively), and RRCA, a limited partner, has invested $2.0 million in the Angus Fund, representing a 35.0% ownership interest at June 30, 2013 (December 31, 2012 - $2.0 million and 35.1%, respectively). The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries to supplement the Company’s weather and energy risk management operations. The Angus Fund meets the definition of a VIE, therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The portion of the Angus Fund's earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interest. The Company expects its ownership in the Angus Fund to fluctuate over time.
The activity in noncontrolling interest – Angus Fund is detailed in the table below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$3,747	$3,892	$3,991	$3,340
Sale of shares by noncontrolling interest	—	—	—	300
Adjustment of ownership interest	—	—	139	—
Net (loss) income attributable to noncontrolling interest	(1)	(10)	(209)	283
Dividends on common shares	(53)	29	(228)	(12)
Ending balance	$3,693	$3,911	$3,693	$3,911

NOTE 7. VARIABLE INTEREST ENTITIES
Upsilon Reinsurance Ltd. ("Upsilon Re")
Effective January 1, 2012, the Company formed and launched a managed joint venture, Upsilon Re, a Bermuda domiciled special purpose insurer ("SPI"), to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year. The original business was written by Renaissance Reinsurance of Europe ("ROE"), a wholly owned subsidiary of RenaissanceRe, and included $37.4 million of gross premiums written incepting between January 1, 2012 and June 1, 2012. A portion of this business was in turn ceded to Upsilon Re under a fully-collateralized retrocessional reinsurance contract, effective January 1, 2012. In conjunction with the formation and launch of Upsilon Re, $16.8 million of non-voting Class B shares were sold to external investors, and the Company invested $48.8 million in Upsilon Re's non-voting Class B shares, representing a 74.5% ownership interest in Upsilon Re. The Class B shareholders participate in substantially all of the profits or losses of Upsilon Re while the Class B shares remain outstanding. The holders of Class B shares indemnify Upsilon Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $17.6 million of capital through a reinsurance participation (a third party quota share agreement) with ROE alongside Upsilon Re. Inclusive of the reinsurance participation, the Company has a 61.4% participation in the original risks assumed by ROE. Both Upsilon Re and the reinsurance participation are managed by RUM in return for an expense override. Through RUM, the Company is eligible to receive a potential underwriting profit commission in respect of Upsilon Re. Upsilon Re is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon Re is consolidated by the Company and all significant inter-company transactions have been eliminated.
During the first six months of 2013, Upsilon Re redeemed a portion of its outstanding third party non-voting Class B shares for $21.9 million as a result of the scheduled expiration of certain risks underwritten by Upsilon Re. Following the redemption, third-party non-voting Class B Shares with a GAAP book value of $1.1 million as at June 30, 2013, remained outstanding.  In addition, the Company has authorized the release of $26.4 million of collateral to a third party investor who participated in risks underwritten by ROE related to Upsilon Re through the reinsurance participation.
Timicuan Reinsurance III Limited ("Tim Re III")
Effective June 1, 2012, the Company formed and launched a managed joint venture, Tim Re III, a Bermuda domiciled SPI, to provide collateralized reinsurance in respect of a portfolio of Florida reinstatement premium protection ("RPP") contracts. The original business was written by Renaissance Reinsurance and DaVinci, and included $41.1 million of gross premiums written incepting June 1, 2012 and Renaissance Reinsurance and DaVinci ceded $37.7 million to Tim Re III under a fully-collateralized reinsurance contract. In conjunction with the formation and launch of Tim Re III, $44.8 million of non-voting Class B shares were sold to external investors. Additionally, $10.3 million of the non-voting Class B shares were acquired by the Company, representing an 18.6% ownership interest in Tim Re III. The Class B shareholders participate in substantially all of the profits or losses of Tim Re III while the Class B shares remain outstanding. The holders of Class B shares indemnify Tim Re III against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $5.2 million of capital through a reinsurance participation with Renaissance Reinsurance and DaVinci, alongside Tim Re III. Inclusive of the reinsurance participation, the Company has a 17.1% participation in the original risks assumed by Renaissance Reinsurance and DaVinci related to Tim Re III. Both Tim Re III and the reinsurance participation are managed by RUM. Through RUM, the Company is eligible to receive a potential underwriting profit commission in respect of Tim Re III. Tim Re III is considered a VIE and the Company is considered the primary beneficiary. As a result, Tim Re III is consolidated by the Company and all significant inter-company transactions have been eliminated.
During the first six months of 2013, Tim Re III redeemed all of its outstanding third party non-voting Class B shares for $59.7 million as a result of the scheduled expiration of certain risks underwritten by Tim Re III, subject to a holdback of $6.6 million.  In addition, the Company has authorized the release of $3.8 million of collateral to a third party investor who participated in risks underwritten by Renaissance Reinsurance and DaVinci related to Tim Re III through the reinsurance participation.
Upsilon Reinsurance II Ltd. ("Upsilon Re II")
Effective January 1, 2013, the Company formed and launched a managed joint venture, Upsilon Re II, a Bermuda domiciled SPI, to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2013 underwriting year. Original business was written directly by Upsilon Re II and includes $53.5 million of gross premiums written incepting January 1, 2013 under fully-collateralized reinsurance contracts. In conjunction with the formation and launch of Upsilon Re II, $61.0 million of Upsilon Re II non-voting Class B shares were sold to external investors. Additionally, $76.4 million of the non-voting Class B shares were acquired by the Company, representing a 55.6% ownership interest in Upsilon Re II. The Class B shareholders participate in substantially all of the profits or losses of Upsilon Re II while the Class B shares remain outstanding. The holders of Class B shares indemnify Upsilon Re II against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $17.5 million of capital through an insurance contract with the Company related to Upsilon Re II's reinsurance portfolio. Inclusive of the insurance contract, the Company has a 42.9% participation in the original risks assumed by Upsilon Re II. Both Upsilon Re II and the reinsurance participation are managed by RUM in return for an expense override. Through RUM, the Company is eligible to receive a potential underwriting profit commission in respect of Upsilon Re II. Upsilon Re II is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon Re II is consolidated by the Company and all significant inter-company transactions have been eliminated.
On July 1, 2013, the Company sold a portion of its shares of Upsilon Re II to a new third party shareholder for $25.0 million. The Company's ownership in Upsilon Re II decreased to 26.2%, inclusive of the related insurance contract, effective July 1, 2013 as a result of this sale.
Upsilon Re, Tim Re III and Upsilon Re II are each considered VIEs as they each have insufficient equity capital to finance their activities without additional financial support. The Company is the primary beneficiary of each of Upsilon Re, Tim Re III and Upsilon Re II as it: (i) has the power over the activities that most significantly impact the economic performance of each of Upsilon Re, Tim Re III and Upsilon Re II and (ii) has the obligation to absorb the losses, and right to receive the benefits, in accordance with the accounting guidance, that could be significant to Upsilon Re, Tim Re III and Upsilon Re II, respectively. As a result, the Company consolidates Upsilon Re, Tim Re III and Upsilon Re II and all significant inter-company transactions have been eliminated. The Company has not provided financial or other support to any of Upsilon Re, Tim Re III and Upsilon Re II during the periods presented by these consolidated financial statements that was not contractually required to be provided.
Mona Lisa Re Ltd. ("Mona Lisa Re")
On March 14, 2013, Mona Lisa Re was licensed as a Bermuda domiciled SPI to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series' of principle at-risk variable risk notes (the "Notes") to third-party investors. Mona Lisa Re has one issued and outstanding common share at par value $1.00 owned by a third-party trustee.
Upon issuance of the Notes by Mona Lisa Re, all of the proceeds from the issuance are deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance and DaVinci. Upon termination of the reinsurance agreements, any remaining outstanding principal amount will be returned to holders of the Notes. In addition, holders of the Notes will receive interest, payable quarterly on each of April 30, July 31, October 31 and January 31 as determined by the applicable governing documents of each series of Notes.
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re. The Company concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company.
The only transactions related to Mona Lisa Re that are recorded in the Company's consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. On April 2, 2013, Renaissance Reinsurance and DaVinci together entered into a ceded reinsurance contract with Mona Lisa Re with gross premiums ceded of $1.2 million and $1.2 million, respectively.

NOTE 8. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.28 per common share to shareholders of record on March 15, 2013 and June 14, 2013. During the six months ended June 30, 2013, the Company declared and paid $13.8 million in preference share dividends (2012 – $17.5 million) and $24.7 million in common share dividends (2012 - $27.7 million).
During the six months ended June 30, 2013, the Company repurchased 1.5 million shares in open market transactions, at an aggregate cost of $122.0 million, and at an average share price of $81.46. On February 20, 2013, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. At June 30, 2013, $489.3 million remained available for repurchase under the Board authorized share repurchase program. See "Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds" for additional information. The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; in December 2006, RenaissanceRe raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; and in May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares at $25 per share. On December 27, 2012, the Company redeemed 6 million Series D Preference Shares for $150.0 million plus accrued and unpaid dividends thereon. Following the redemption, 6 million Series D Preference Shares remained outstanding. The proceeds of the issuance of the Series E Preference Shares were used to redeem the remaining 6 million outstanding Series D Preference Shares and 5 million of the outstanding Series C Preference Shares, as discussed below.
The Series E Preference Shares and the remaining Series C Preference Shares may be redeemed at $25 per share plus certain dividends at RenaissanceRe's option on or after June 1, 2018 and March 23, 2009, respectively. Dividends on the Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% per annum, when, if, and as declared by the Board of Directors. Dividends on the Series E Preference Shares will be payable from the date of original issuance on a non-cumulative basis, only when, as and if declared by the Board of Directors, quarterly in arrears at 5.375% per annum. Unless certain dividend payments are made on the preference shares, RenaissanceRe will be restricted from paying any dividends on its common shares. The preference shares have no stated maturity and are not convertible into any other securities of RenaissanceRe. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of RenaissanceRe.
In May 2013, RenaissanceRe announced a mandatory redemption of the remaining 6 million of its outstanding Series D Preference Shares and on June 27, 2013 RenaissanceRe redeemed the remaining 6 million Series D Preference Shares called for redemption for $150.0 million million plus accrued and unpaid dividends thereon. Following the redemption, no Series D Preference Shares remain outstanding. In addition, in May 2013, RenaissanceRe announced a mandatory partial redemption of 5 million of its outstanding Series C Preference Shares. The partial redemption was allocated by random lottery in accordance with the Depository Trust Company's rules and procedures and on June 27, 2013 RenaissanceRe redeemed the 5 million Series C Preference Shares called for redemption for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, 5 million Series C Preference Shares remain outstanding.

NOTE 9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(thousands of shares)	2013	2012	2013	2012
Numerator:
Net income available to RenaissanceRe common shareholders	$26,806	$142,270	$217,280	$343,699
Amount allocated to participating common shareholders (1)	(376)	(2,236)	(3,174)	(5,601)
Net income allocated to RenaissanceRe common shareholders	$26,430	$140,034	$214,106	$338,098
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	43,372	50,278	43,453	50,328
Per common share equivalents of employee stock options and restricted shares	871	734	850	669
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	44,243	51,012	44,303	50,997
Basic income per RenaissanceRe common share	$0.61	$2.78	$4.93	$6.72
Diluted income per RenaissanceRe common share	$0.60	$2.75	$4.83	$6.63

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
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
The Company's Reinsurance operations are comprised of: (1) property catastrophe reinsurance, principally written through Renaissance Reinsurance and DaVinci; (2) specialty reinsurance, principally written through Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks; and (3) certain property catastrophe and specialty joint ventures, as described herein. The Reinsurance segment is managed by the Company's Chief Executive Officer and President, who leads a team of underwriters, risk modelers and other industry professionals, who have access to the Company's proprietary risk management, underwriting and modeling resources and tools.
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

The financial results of the Company's strategic investments, current weather and energy risk management operations, former Insurance segment and current noncontrolling interests are included in the Other category of the Company's segment results. Also included in the Other category of the Company's segment results are the Company's investments in other ventures, investments unit, corporate expenses and capital servicing costs.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company's revenues and expenses is as follows:

Three months ended June 30, 2013	Reinsurance	Lloyd’s	Other	Eliminations (1)	Total
Gross premiums written	$635,442	$68,769	$—	$(988)	$703,223
Net premiums written	$494,200	$64,643	$266		$559,109
Net premiums earned	$249,689	$41,933	$267		$291,889
Net claims and claim expenses incurred	78,426	25,536	—		103,962
Acquisition expenses	23,206	8,484	77		31,767
Operational expenses	31,194	11,456	169		42,819
Underwriting income (loss)	$116,863	$(3,543)	$21		113,341
Net investment income			27,324		27,324
Net foreign exchange losses			(1,085)		(1,085)
Equity in earnings of other ventures			3,772		3,772
Other income			631		631
Net realized and unrealized losses on investments			(69,544)		(69,544)
Corporate expenses			(21,588)		(21,588)
Interest expense			(4,300)		(4,300)
Income from continuing operations before taxes					48,551
Income tax expense			(247)		(247)
Net income attributable to noncontrolling interests			(14,015)		(14,015)
Dividends on preference shares			(7,483)		(7,483)
Net income available to RenaissanceRe common shareholders					$26,806

Net claims and claim expenses incurred – current accident year	$102,272	$28,517	$—		$130,789
Net claims and claim expenses incurred – prior accident years	(23,846)	(2,981)	—		(26,827)
Net claims and claim expenses incurred – total	$78,426	$25,536	$—		$103,962

Net claims and claim expense ratio – current accident year	41.0%	68.0%	—%		44.8%
Net claims and claim expense ratio – prior accident years	(9.6)%	(7.1)%	—%		(9.2)%
Net claims and claim expense ratio – calendar year	31.4%	60.9%	—%		35.6%
Underwriting expense ratio	21.8%	47.5%	92.1%		25.6%
Combined ratio	53.2%	108.4%	92.1%		61.2%

(1)	Represents $1.0 million of gross premiums ceded from the Reinsurance segment to the Lloyd's segment.

Six months ended June 30, 2013	Reinsurance	Lloyd’s	Other	Eliminations (1)	Total
Gross premiums written	$1,196,568	$143,061	$—	$(988)	$1,338,641
Net premiums written	$875,072	$120,567	$283		$995,922
Net premiums earned	$483,149	$79,712	$283		$563,144
Net claims and claim expenses incurred	91,826	40,064	(677)		131,213
Acquisition expenses	41,265	15,400	111		56,776
Operational expenses	64,869	23,634	330		88,833
Underwriting income	$285,189	$614	$519		286,322
Net investment income			70,518		70,518
Net foreign exchange gains			671		671
Equity in earnings of other ventures			9,607		9,607
Other income			7,635		7,635
Net realized and unrealized losses on investments			(55,273)		(55,273)
Corporate expenses			(26,117)		(26,117)
Interest expense			(9,334)		(9,334)
Income from continuing operations before taxes					284,029
Income tax expense			(369)		(369)
Net income attributable to noncontrolling interests			(52,622)		(52,622)
Dividends on preference shares			(13,758)		(13,758)
Net income available to RenaissanceRe common shareholders					$217,280

Net claims and claim expenses incurred – current accident year	$149,301	$46,388	$—		$195,689
Net claims and claim expenses incurred – prior accident years	(57,475)	(6,324)	(677)		(64,476)
Net claims and claim expenses incurred – total	$91,826	$40,064	$(677)		$131,213

Net claims and claim expense ratio – current accident year	30.9%	58.2%	—%		34.7%
Net claims and claim expense ratio – prior accident years	(11.9)%	(7.9)%	(239.2)%		(11.4)%
Net claims and claim expense ratio – calendar year	19.0%	50.3%	(239.2)%		23.3%
Underwriting expense ratio	22.0%	48.9%	155.8%		25.9%
Combined ratio	41.0%	99.2%	(83.4)%		49.2%

(1)	Represents $1.0 million of gross premiums ceded from the Reinsurance segment to the Lloyd's segment.

Three months ended June 30, 2012	Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$617,039	$50,297	$—	$667,336
Net premiums written	$379,369	$48,510	$(249)	$427,630
Net premiums earned	$214,296	$30,369	$(249)	$244,416
Net claims and claim expenses incurred	35,488	14,960	(897)	49,551
Acquisition expenses	20,098	5,510	—	25,608
Operational expenses	30,346	10,806	255	41,407
Underwriting income (loss)	$128,364	$(907)	$393	127,850
Net investment income			17,673	17,673
Net foreign exchange gains			2,410	2,410
Equity in earnings of other ventures			6,846	6,846
Other income			11,289	11,289
Net realized and unrealized gains on investments			28,073	28,073
Net other-than-temporary impairments			(209)	(209)
Corporate expenses			(4,067)	(4,067)
Interest expense			(5,716)	(5,716)
Income from continuing operations before taxes				184,149
Income tax expense			(898)	(898)
Income from discontinued operations			1,393	1,393
Net income attributable to noncontrolling interests			(33,624)	(33,624)
Dividends on preference shares			(8,750)	(8,750)
Net income available to RenaissanceRe common shareholders				$142,270

Net claims and claim expenses incurred – current accident year	$76,631	$18,366	$—	$94,997
Net claims and claim expenses incurred – prior accident years	(41,143)	(3,406)	(897)	(45,446)
Net claims and claim expenses incurred – total	$35,488	$14,960	$(897)	$49,551

Net claims and claim expense ratio – current accident year	35.8%	60.5%	—%	38.9%
Net claims and claim expense ratio – prior accident years	(19.2)%	(11.2)%	360.2%	(18.6)%
Net claims and claim expense ratio – calendar year	16.6%	49.3%	360.2%	20.3%
Underwriting expense ratio	23.5%	53.7%	(102.4)%	27.4%
Combined ratio	40.1%	103.0%	257.8%	47.7%

Six months ended June 30, 2012	Reinsurance	Lloyd’s	Other	Eliminations (1)	Total
Gross premiums written	$1,226,801	$105,114	$—	$(428)	$1,331,487
Net premiums written	$838,007	$82,447	$(249)		$920,205
Net premiums earned	$468,114	$55,191	$(224)		$523,081
Net claims and claim expenses incurred	43,812	23,961	(2,670)		65,103
Acquisition expenses	39,484	10,178	57		49,719
Operational expenses	62,390	20,863	537		83,790
Underwriting income	$322,428	$189	$1,852		324,469
Net investment income			83,149		83,149
Net foreign exchange gains			950		950
Equity in earnings of other ventures			12,316		12,316
Other loss			(27,805)		(27,805)
Net realized and unrealized gains on investments			75,681		75,681
Net other-than-temporary impairments			(343)		(343)
Corporate expenses			(8,878)		(8,878)
Interest expense			(11,434)		(11,434)
Income from continuing operations before taxes					448,105
Income tax expense			(861)		(861)
Income from discontinued operations			1,220		1,220
Net income attributable to noncontrolling interests			(87,265)		(87,265)
Dividends on preference shares			(17,500)		(17,500)
Net income available to RenaissanceRe common shareholders					$343,699

Net claims and claim expenses incurred – current accident year	$131,775	$34,646	$—		$166,421
Net claims and claim expenses incurred – prior accident years	(87,963)	(10,685)	(2,670)		(101,318)
Net claims and claim expenses incurred – total	$43,812	$23,961	$(2,670)		$65,103

Net claims and claim expense ratio – current accident year	28.2%	62.8%	—%		31.8%
Net claims and claim expense ratio – prior accident years	(18.8)%	(19.4)%	1,192.0%		(19.4)%
Net claims and claim expense ratio – calendar year	9.4%	43.4%	1,192.0%		12.4%
Underwriting expense ratio	21.7%	56.3%	(265.2)%		25.6%
Combined ratio	31.1%	99.7%	926.8%		38.0%

(1)	Represents $0.4 million of gross premiums ceded from the Lloyd's segment to the Reinsurance segment.

NOTE 11. DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company's balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. The Company's derivative instruments are generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company's derivative counterparties. In the event one party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions' marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The table below shows the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$244	—	$244	Other assets	$—	$244
Foreign currency forward contracts (1)	2,656	—	2,656	Other assets	—	2,656
Foreign currency forward contracts (2)	1,581	—	1,581	Other assets	—	1,581
Credit default swaps	596	—	596	Other assets	312	284
Energy and weather contracts	33,945	13,176	20,769	Other assets	2,400	18,369
Total	$39,022	$13,176	$25,846		$2,712	$23,134

	Derivative Liabilities
At June 30, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$428	—	$428	Other liabilities	$428	$—
Foreign currency forward contracts (1)	10,514	—	10,514	Other liabilities	—	10,514
Foreign currency forward contracts (2)	1,247	—	1,247	Other liabilities	—	1,247
Foreign currency forward contracts (3)	80	31	49	Other liabilities	—	49
Credit default swaps	132	—	132	Other liabilities	39	93
Energy and weather contracts	21,164	7,836	13,328	Other liabilities	—	13,328
Total	$33,565	$7,867	$25,698		$467	$25,231

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.

	Derivative Assets
At December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$441	—	$441	Other assets	$—	$441
Foreign currency forward contracts (1)	7,191	—	7,191	Other assets	—	7,191
Foreign currency forward contracts (2)	2,534	2,296	238	Other assets	—	238
Credit default swaps	784	333	451	Other assets	310	141
Energy and weather contracts	43,432	13,372	30,060	Other assets	3,286	26,774
Total	$54,382	$16,001	$38,381		$3,596	$34,785

	Derivative Liabilities
At December 31, 2012	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$41	—	$41	Other liabilities	$41	$—
Foreign currency forward contracts (1)	4,173	—	4,173	Other liabilities	—	4,173
Foreign currency forward contracts (3)	579	53	526	Other liabilities	—	526
Energy and weather contracts	33,678	19,160	14,518	Other liabilities	—	14,518
Total	$38,471	$19,213	$19,258		$41	$19,217

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.
Refer to "Note 3. Investments" for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2013	2012
Interest rate futures	Net realized and unrealized (losses) gains on investments	$20,203	$(2,847)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(13,264)	(2,183)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(332)	1,899
Foreign currency forward contracts (3)	Net foreign exchange (losses) gains	(239)	376
Credit default swaps	Net realized and unrealized (losses) gains on investments	292	(24)
Energy and weather contracts	Other income (loss)	8,239	11,987
Total		$14,899	$9,208

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2013	2012
Interest rate futures	Net realized and unrealized (losses) gains on investments	$20,205	$(1,817)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(10,876)	1,369
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	1,346	(2,349)
Foreign currency forward contracts (3)	Net foreign exchange (losses) gains	1,306	513
Credit default swaps	Net realized and unrealized (losses) gains on investments	726	534
Energy and weather contracts	Other income (loss)	22,895	(16,726)
Total		$35,602	$(18,476)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts used to manage foreign currency risks in energy and risk operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2013.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At June 30, 2013, the Company had $987.5 million of notional long positions and $451.6 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2012 – $377.8 million and $310.7 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
Foreign Currency Derivatives
The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in the Company’s consolidated financial statements. All changes in exchange rates, with the exception of non-monetary assets and liabilities, are recognized currently in the Company’s consolidated statements of operations.

Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company's underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2013, the Company had outstanding underwriting related foreign currency contracts of $306.8 million in notional long positions and $217.9 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $446.2 million and $119.5 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. The fair value of the Company's investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2013, the Company had outstanding investment portfolio related foreign currency contracts of $282.4 million in notional long positions and $377.8 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $176.7 million and $217.4 million, respectively).
Energy and Risk Operations Related Foreign Currency Contracts
The Company’s energy and risk operations are exposed to currency fluctuations through certain derivative transactions it enters into that are denominated in non-U.S. dollars. The Company may, from time to time, use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with these operations. The fair value of the Company's energy and risk operations related foreign currency contracts is based on exchange traded prices. At June 30, 2013, the Company’s energy and risk operations had foreign currency contracts of $Nil in notional long positions and $32.9 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $Nil and $38.2 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2013, the Company had outstanding credit derivatives of $5.0 million in notional long positions and $13.3 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $46.1 million and $24.0 million, respectively).
Energy and Weather-Related Derivatives
The Company transacts in certain derivative-based risk management products primarily to address weather and energy risks, as part of its weather risk management business operations, and engages in hedging and trading activities related to these risks. The trading markets for these derivatives are generally linked to energy and agriculture commodities, weather and other natural phenomena. Currently, a percentage of the Company’s derivative-based risk management products are transacted on a dual-trigger basis combining weather or other natural phenomenon, with prices for commodities or securities related to energy or agriculture. The fair value of these contracts is obtained through the use of quoted market prices, or in the absence of such quoted prices, industry or internal valuation models, and is recorded on the consolidated balance sheets on a net-by-counterparty basis where the Company believes a legal right of setoff exists under an enforceable netting arrangement.  Generally, the Company’s current portfolio of such derivative contracts is of comparably short duration and such contracts are predominantly seasonal in nature. Over time, the Company currently expects that its participation in these markets, and the impact of these operations on its financial results, is likely to change, on both an absolute and relative basis.
As of the dates set forth below, the Company had the following gross derivative contract positions outstanding relating to its energy and weather derivatives trading activities.

	Quantity (1)
	June 30, 2013	December 31, 2012	Unit of measurement
Energy	139,882,437	107,521,592	One million British thermal units ("MMBTUs")
Temperature	15,343,625	8,168,052	$ per Degree Day Fahrenheit
Precipitation	2,048,044	4,453,934	$ per Inch

(1)	Represents the sum of gross long and gross short derivative contracts.
NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from the Company's business ventures.  The Company's operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages.  Generally, the Company's direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by the Company's subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance.  The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.
Other Items
On May 15, 2013, the Company announced that effective July 1, 2013, Mr. Currie, its Chief Executive Officer, would retire and Mr. Currie's responsibilities would be assumed by Mr. O'Donnell, the Company's President and Chief Underwriting Officer.  As part of this transition, Mr. Currie ceased to serve as an officer and director of the Company on July 1, 2013. Mr. Currie will remain an employee of the Company through February 22, 2014 (the “Separation Date”), the remaining term of Mr. Currie's amended and restated employment agreement. Until the Separation Date, Mr. Currie will continue to receive all payments and benefits set forth in his employment agreement.  At the Separation Date, Mr. Currie will be entitled to the separation payments and benefits as provided his employment agreement.  In conjunction therewith, in the second quarter of 2013, the Company expensed $16.8 million in total compensation, benefits and other related expenses including the unamortized balance of stock-based compensation Mr. Currie is expected to receive under the terms of his employment agreement and the transition agreement entered into between the Company and Mr. Currie in connection with Mr. Currie's retirement, subject to Mr. Currie's continued compliance with the non-competition and non-interference covenants set forth therein.
NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at June 30, 2013 and December 31, 2012, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$133,913	$18,206	$6,017,090	$—	$6,169,209
Cash and cash equivalents	1,636	4,254	279,704	—	285,594
Investments in subsidiaries	3,276,484	133,049	—	(3,409,533)	—
Due from subsidiaries and affiliates	90,095	—	—	(90,095)	—
Premiums receivable	—	—	954,142	—	954,142
Prepaid reinsurance premiums	—	—	214,804	—	214,804
Reinsurance recoverable	—	—	175,103	—	175,103
Accrued investment income	—	44	26,614	—	26,658
Deferred acquisition costs	—	—	125,682	—	125,682
Other assets	114,485	25,635	501,562	(125,491)	516,191
Total assets	$3,616,613	$181,188	$8,294,701	$(3,625,119)	$8,467,383
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,710,408	$—	$1,710,408
Unearned premiums	—	—	970,017	—	970,017
Debt	—	249,385	1,026	—	250,411
Amounts due to subsidiaries and affiliates	36,176	5,815	—	(41,991)	—
Reinsurance balances payable	—	—	387,425	—	387,425
Other liabilities	12,140	6,954	662,523	(1,608)	680,009
Total liabilities	48,316	262,154	3,731,399	(43,599)	3,998,270
Redeemable noncontrolling interest – DaVinciRe	—	—	897,123	—	897,123
Shareholders’ Equity
Total shareholders’ equity	3,568,297	(80,966)	3,666,179	(3,581,520)	3,571,990
Total liabilities, noncontrolling interests and shareholders’ equity	$3,616,613	$181,188	$8,294,701	$(3,625,119)	$8,467,383

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$572,139	$49,618	$5,738,890	$—	$6,360,647
Cash and cash equivalents	6,298	1,528	317,532	—	325,358
Investments in subsidiaries	2,864,793	113,856	—	(2,978,649)	—
Due from subsidiaries and affiliates	53,296	117	—	(53,413)	—
Premiums receivable	—	—	491,365	—	491,365
Prepaid reinsurance premiums	—	—	77,082	—	77,082
Reinsurance recoverable	—	—	192,512	—	192,512
Accrued investment income	2,535	69	30,874	—	33,478
Deferred acquisition costs	—	—	52,622	—	52,622
Other assets	175,105	15,754	320,198	(115,493)	395,564
Total assets	$3,674,166	$180,942	$7,221,075	$(3,147,555)	$7,928,628
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,879,377	$—	$1,879,377
Unearned premiums	—	—	399,517	—	399,517
Debt	100,000	249,339	2,436	—	351,775
Amounts due to subsidiaries and affiliates	11,371	5,593	—	(16,964)	—
Reinsurance balances payable	—	—	290,419	—	290,419
Other liabilities	59,730	4,572	469,381	(1,458)	532,225
Total liabilities	171,101	259,504	3,041,130	(18,422)	3,453,313
Redeemable noncontrolling interest – DaVinciRe	—	—	968,259	—	968,259
Shareholders’ Equity
Total shareholders’ equity	3,503,065	(78,562)	3,211,686	(3,129,133)	3,507,056
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,674,166	$180,942	$7,221,075	$(3,147,555)	$7,928,628

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$291,889	$—	$291,889
Net investment income	668	71	27,564	(979)	27,324
Net foreign exchange (losses) gains	—	(2)	(1,083)	—	(1,085)
Equity in earnings of other ventures	—	—	3,772	—	3,772
Other (loss) income	—	(1,404)	2,185	(150)	631
Net realized and unrealized losses on investments	(158)	(145)	(69,241)	—	(69,544)
Total revenues	510	(1,480)	255,086	(1,129)	252,987
Expenses
Net claims and claim expenses incurred	—	—	103,962	—	103,962
Acquisition expenses	—	—	31,767	—	31,767
Operational expenses	(1,241)	1,568	42,344	148	42,819
Corporate expenses	21,007	59	522	—	21,588
Interest expense	—	3,616	684	—	4,300
Total expenses	19,766	5,243	179,279	148	204,436
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(19,256)	(6,723)	75,807	(1,277)	48,551
Equity in net income (loss) of subsidiaries	53,545	(400)	—	(53,145)	—
Income (loss) before taxes	34,289	(7,123)	75,807	(54,422)	48,551
Income tax (expense) benefit	—	(313)	66	—	(247)
Net income (loss)	34,289	(7,436)	75,873	(54,422)	48,304
Net income attributable to noncontrolling interests	—	—	(14,015)	—	(14,015)
Net income (loss) attributable to RenaissanceRe	34,289	(7,436)	61,858	(54,422)	34,289
Dividends on preference shares	(7,483)	—	—	—	(7,483)
Net income (loss) attributable to RenaissanceRe common shareholders	$26,806	$(7,436)	$61,858	$(54,422)	$26,806

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$34,289	$(7,436)	$75,873	$(54,422)	$48,304
Change in net unrealized gains on investments	—	—	(1,141)	—	(1,141)
Comprehensive income (loss)	34,289	(7,436)	74,732	(54,422)	47,163
Net income attributable to noncontrolling interests	—	—	(14,015)	—	(14,015)
Comprehensive income attributable to noncontrolling interests	—	—	(14,015)	—	(14,015)
Comprehensive income (loss) attributable to RenaissanceRe	$34,289	$(7,436)	$60,717	$(54,422)	$33,148

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$563,144	$—	$563,144
Net investment income	2,218	310	69,961	(1,971)	70,518
Net foreign exchange (losses) gains	(50)	(2)	723	—	671
Equity in earnings of other ventures	—	—	9,607	—	9,607
Other income (loss)	106	(2,599)	10,278	(150)	7,635
Net realized and unrealized losses on investments	(1,444)	(114)	(53,715)	—	(55,273)
Total revenues	830	(2,405)	599,998	(2,121)	596,302
Expenses
Net claims and claim expenses incurred	—	—	131,213	—	131,213
Acquisition expenses	—	—	56,776	—	56,776
Operational expenses	(2,463)	4,017	87,279	—	88,833
Corporate expenses	24,909	118	1,090	—	26,117
Interest expense	734	7,233	1,367	—	9,334
Total expenses	23,180	11,368	277,725	—	312,273
(Loss) income before equity in net income of subsidiaries and taxes	(22,350)	(13,773)	322,273	(2,121)	284,029
Equity in net income of subsidiaries	253,388	10,888	—	(264,276)	—
Income (loss) before taxes	231,038	(2,885)	322,273	(266,397)	284,029
Income tax benefit (expense)	—	(5)	(364)	—	(369)
Net income (loss)	231,038	(2,890)	321,909	(266,397)	283,660
Net income attributable to noncontrolling interests	—	—	(52,622)	—	(52,622)
Net income (loss) attributable to RenaissanceRe	231,038	(2,890)	269,287	(266,397)	231,038
Dividends on preference shares	(13,758)	—	—	—	(13,758)
Net income (loss) attributable to RenaissanceRe common shareholders	$217,280	$(2,890)	$269,287	$(266,397)	$217,280

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$231,038	$(2,890)	$321,909	$(266,397)	$283,660
Change in net unrealized gains on investments	—	—	(8,713)	—	(8,713)
Comprehensive income (loss)	231,038	(2,890)	313,196	(266,397)	274,947
Net income attributable to noncontrolling interests	—	—	(52,622)	—	(52,622)
Comprehensive income attributable to noncontrolling interests	—	—	(52,622)	—	(52,622)
Comprehensive income (loss) attributable to RenaissanceRe	$231,038	$(2,890)	$260,574	$(266,397)	$222,325

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$244,416	$—	$244,416
Net investment income	3,181	206	16,330	(2,044)	17,673
Net foreign exchange (losses) gains	(13)	—	2,423	—	2,410
Equity in earnings of other ventures	—	—	6,846	—	6,846
Other income	60	—	11,229	—	11,289
Net realized and unrealized gains on investments	4,969	8	23,096	—	28,073
Net other-than-temporary impairments	—	—	(209)	—	(209)
Total revenues	8,197	214	304,131	(2,044)	310,498
Expenses
Net claims and claim expenses incurred	—	—	49,551	—	49,551
Acquisition expenses	—	—	25,608	—	25,608
Operational expenses	(1,303)	1,749	40,961	—	41,407
Corporate expenses	3,501	59	507	—	4,067
Interest expense	1,469	3,616	631	—	5,716
Total expenses	3,667	5,424	117,258	—	126,349
Income (loss) before equity in net loss of subsidiaries and taxes	4,530	(5,210)	186,873	(2,044)	184,149
Equity in net income of subsidiaries	146,490	6,511	—	(153,001)	—
Income from continuing operations before taxes	151,020	1,301	186,873	(155,045)	184,149
Income tax expense	—	(400)	(498)	—	(898)
Income from continuing operations	151,020	901	186,375	(155,045)	183,251
Income from discontinued operations	—	1,393	—	—	1,393
Net income	151,020	2,294	186,375	(155,045)	184,644
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(33,624)	—	(33,624)
Net income attributable to RenaissanceRe	151,020	2,294	152,751	(155,045)	151,020
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net income available to RenaissanceRe common shareholders	$142,270	$2,294	$152,751	$(155,045)	$142,270

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$151,020	$2,294	$186,375	$(155,045)	$184,644
Change in net unrealized gains on investments	—	—	(432)	—	(432)
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	(25)	—	(25)
Comprehensive income	151,020	2,294	185,918	(155,045)	184,187
Net income attributable to noncontrolling interests	—	—	(33,624)	—	(33,624)
Comprehensive income attributable to noncontrolling interests	—	—	(33,624)	—	(33,624)
Comprehensive income attributable to RenaissanceRe	$151,020	$2,294	$152,294	$(155,045)	$150,563

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$523,081	$—	$523,081
Net investment income	7,595	475	79,228	(4,149)	83,149
Net foreign exchange gains	7	—	943	—	950
Equity in earnings of other ventures	—	—	12,316	—	12,316
Other income (loss)	152	—	(27,957)	—	(27,805)
Net realized and unrealized gains on investments	8,515	1,052	66,114	—	75,681
Net other-than-temporary impairments	—	—	(343)	—	(343)
Total revenues	16,269	1,527	653,382	(4,149)	667,029
Expenses
Net claims and claim expenses incurred	—	—	65,103	—	65,103
Acquisition expenses	—	—	49,719	—	49,719
Operational expenses	(2,614)	3,757	82,647	—	83,790
Corporate expenses	7,679	152	1,047	—	8,878
Interest expense	2,938	7,233	1,263	—	11,434
Total expenses	8,003	11,142	199,779	—	218,924
Income (loss) before equity in net loss of subsidiaries and taxes	8,266	(9,615)	453,603	(4,149)	448,105
Equity in net income (loss) of subsidiaries	352,933	(23,757)	—	(329,176)	—
Income (loss) from continuing operations before taxes	361,199	(33,372)	453,603	(333,325)	448,105
Income tax (expense) benefit	—	(2,968)	2,107	—	(861)
Income (loss) from continuing operations	361,199	(36,340)	455,710	(333,325)	447,244
Income from discontinued operations	—	1,220	—	—	1,220
Net income (loss)	361,199	(35,120)	455,710	(333,325)	448,464
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(87,265)	—	(87,265)
Net income (loss) attributable to RenaissanceRe	361,199	(35,120)	368,445	(333,325)	361,199
Dividends on preference shares	(17,500)	—	—	—	(17,500)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$343,699	$(35,120)	$368,445	$(333,325)	$343,699

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$361,199	$(35,120)	$455,710	$(333,325)	$448,464
Change in net unrealized gains on investments	—	—	823	—	823
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—	(52)	—	(52)
Comprehensive income (loss)	361,199	(35,120)	456,481	(333,325)	449,235
Net income attributable to noncontrolling interests	—	—	(87,265)	—	(87,265)
Comprehensive income attributable to noncontrolling interests	—	—	(87,265)	—	(87,265)
Comprehensive income (loss) attributable to RenaissanceRe	$361,199	$(35,120)	$369,216	$(333,325)	$361,970

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(42,805)	$(20,926)	$241,150	$177,419
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	409,514	64,535	3,974,400	4,448,449
Purchases of fixed maturity investments trading	(20,604)	(43,799)	(4,160,785)	(4,225,188)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	41,338	41,338
Net purchases of equity investments trading	—	—	(35,958)	(35,958)
Net sales (purchases) of short term investments	98,000	10,396	(218,958)	(110,562)
Net sales of other investments	—	—	42,935	42,935
Net purchases of investments in other ventures	—	—	(2,500)	(2,500)
Net purchases of other assets	—	—	598	598
Dividends and return of capital from subsidiaries	128,922	4,806	(133,728)	—
Contributions to subsidiaries	(296,179)	(12,625)	308,804	—
Due to (from) subsidiary	(11,753)	339	11,414	—
Net cash provided by (used in) investing activities	307,900	23,652	(172,440)	159,112
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(24,658)	—	—	(24,658)
Dividends paid – preference shares	(13,758)	—	—	(13,758)
RenaissanceRe common share repurchases	(121,996)	—	—	(121,996)
Net repayment of debt	(100,000)	—	(1,410)	(101,410)
Redemption of 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Redemption of 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	265,655	—	—	265,655
Third party DaVinciRe share transactions	—	—	(113,633)	(113,633)
Third party investment in redeemable noncontrolling interest	—	—	8,000	8,000
Net cash used in financing activities	(269,757)	—	(107,043)	(376,800)
Effect of exchange rate changes on foreign currency cash	—	—	505	505
Net (decrease) increase in cash and cash equivalents	(4,662)	2,726	(37,828)	(39,764)
Cash and cash equivalents, beginning of period	6,298	1,528	317,532	325,358
Cash and cash equivalents, end of period	$1,636	$4,254	$279,704	$285,594

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$9,361	$(21,004)	$315,420	$303,777
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	507,082	124,658	4,160,962	4,792,702
Purchases of fixed maturity investments trading	(405,809)	(57,652)	(4,849,441)	(5,312,902)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	37,530	37,530
Net sales (purchases) of short term investments	141,196	(3,483)	45,892	183,605
Net sales of other investments	—	—	18,681	18,681
Net purchases of other assets	—	—	(166)	(166)
Dividends and return of capital from subsidiaries	256,153	4,298	(260,451)	—
Contributions to subsidiaries	(372,700)	(50,000)	422,700	—
Due to (from) subsidiaries	(5,856)	(866)	6,722	—
Net cash provided by (used in) investing activities	120,066	16,955	(417,571)	(280,550)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(27,673)	—	—	(27,673)
Dividends paid – preference shares	(17,500)	—	—	(17,500)
RenaissanceRe common share repurchases	(90,111)	—	—	(90,111)
Third party DaVinciRe share transactions	—	—	160,864	160,864
Net cash (used in) provided by financing activities	(135,284)	—	160,864	25,580
Effect of exchange rate changes on foreign currency cash	—	—	(1,559)	(1,559)
Net (decrease) increase in cash and cash equivalents	(5,857)	(4,049)	57,154	47,248
Cash and cash equivalents, beginning of period	10,606	4,920	201,458	216,984
Cash and cash equivalents, end of period	$4,749	$871	$258,612	$264,232

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2013 and 2012, respectively. The following also includes a discussion of our liquidity and capital resources at June 30, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our core products include property catastrophe reinsurance, which we primarily write through our principal operating subsidiary Renaissance Reinsurance, Syndicate 1458, and joint ventures, principally DaVinci and
Top Layer Re; specialty reinsurance risks written through Renaissance Reinsurance, RenaissanceRe Specialty Risks, Syndicate1458 and DaVinci; and other insurance products primarily written through Syndicate 1458. We believe that we are one of the world's leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd's marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed several alternative capital vehicles in the past and may create additional risk bearing vehicles in the future.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) noncontrolling interests, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe, Medici and Angus; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, a non-taxable jurisdiction, the tax impact to our operations has historically been minimal.
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
Reinsurance
Our Reinsurance segment has two main units and is managed by our Chief Executive Officer and President, who leads a team of underwriters, risk modelers and other industry professionals, who have access to our proprietary risk management, underwriting and modeling resources and tools.

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
Upsilon Re II
Effective January 1, 2013, the Company formed and launched a new managed joint venture, Upsilon Re II. Upsilon Re II is a partially owned subsidiary of RenaissanceRe and a Bermuda domiciled special purpose insurer providing additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2013 underwriting year. Our ownership interest in Upsilon Re II could change over time, perhaps materially so, and we may also elect to underwrite additional risks within Upsilon Re II in future underwriting years. We cannot assure you that future opportunities to grow or maintain the business we have accessed through Upsilon Re II will be realized, however. See "Note 7. Variable Interest Entities" in our notes to the consolidated financial statements for additional information related to Upsilon Re II.

Mona Lisa Re
On March 14, 2013, Mona Lisa Re was licensed as a Bermuda domiciled SPI to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of Notes to third-party investors. See "Note 7. Variable Interest Entities" in our notes to the consolidated financial statements for additional information related to Mona Lisa Re.
Medici
Medici is an exempted fund incorporated under the laws of Bermuda and its objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. Prior to June 1, 2013, Medici was a wholly owned subsidiary of Fund Holdings, which in turn is a wholly owned subsidiary of RenaissanceRe.
Effective June 1, 2013, third-party investors subscribed for $8.0 million of the participating, non-voting common shares of Medici, resulting in Fund Holdings' ownership percentage in Medici decreasing to 92.2%. The portion of the Medici's earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interest. We expect our ownership in Medici to fluctuate over time. See "Note 6. Noncontrolling Interests" in our notes to the consolidated financial statements for additional information related to Medici.
RenaissanceRe Underwriting Managers U.S. LLC ("RenaissanceRe Underwriting Managers U.S.")
The Company recently announced the formation of RenaissanceRe Underwriting Managers U.S., a specialty reinsurance agency based in Connecticut, which will support the growth of new products and services in the U.S. reinsurance specialty market.
RenaissanceRe Underwriting Managers U.S., an indirect wholly owned subsidiary of RenaissanceRe, will provide specialty treaty reinsurance solutions on both a quota share and excess of loss basis, with initial classes of business to include professional liability, general casualty and other specialty lines. The agency is expected to write business on behalf of RenaissanceRe Specialty U.S. Ltd., an A.M. Best ‘A’ rated and Bermuda-domiciled reinsurer launched in June 2013, and RenaissanceRe Syndicate 1458.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Three months ended June 30,	2013	2012	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$703,223	$667,336	$35,887
Net premiums written	559,109	427,630	131,479
Net premiums earned	291,889	244,416	47,473
Net claims and claim expenses incurred	103,962	49,551	54,411
Underwriting income	113,341	127,850	(14,509)
Net investment income	27,324	17,673	9,651
Net realized and unrealized (losses) gains on investments	(69,544)	28,073	(97,617)
Net income	48,304	184,644	(136,340)
Net income available to RenaissanceRe common shareholders	26,806	142,270	(115,464)

Net income available to RenaissanceRe common shareholders per common share – diluted	$0.60	$2.75	$(2.15)
Dividends per common share	$0.28	$0.27	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	44.8%	38.9%	5.9%
Net claims and claim expense ratio – prior accident years	(9.2)%	(18.6)%	9.4%
Net claims and claim expense ratio – calendar year	35.6%	20.3%	15.3%
Underwriting expense ratio	25.6%	27.4%	(1.8)%
Combined ratio	61.2%	47.7%	13.5%

Return on average common equity - annualized	3.4%	17.5%	(14.1)%

Book value	June 30, 2013	March 31, 2013	Change
Book value per common share	$71.38	$71.07	$0.31
Accumulated dividends per common share	12.56	12.28	0.28
Book value per common share plus accumulated dividends	$83.94	$83.35	$0.59
Change in book value per common share plus change in accumulated dividends	0.8%

Balance sheet highlights	June 30, 2013	March 31, 2013	Change
Total assets	$8,467,383	$8,096,920	$370,463
Total shareholders’ equity attributable to RenaissanceRe	$3,568,297	$3,563,105	$5,192

Net income available to RenaissanceRe common shareholders was $26.8 million in the second quarter of 2013, compared to $142.3 million in the second quarter of 2012, a decrease of $115.5 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2013, we generated an annualized return on average common equity of 3.4% and our book value per common share increased from $71.07 at March 31, 2013 to $71.38 at June 30, 2013, an 0.8% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the second quarter of 2013, on a comparative basis to the second quarter of 2012, include:

•
Lower Underwriting Results - our underwriting income of $113.3 million in the second quarter of 2013 decreased $14.5 million from $127.9 million in the second quarter of 2012. The decrease in underwriting income was primarily driven by a $35.8 million increase in current accident year net claims and claim expenses principally due to the floods in Europe during late May and early June 2013 (the "European Floods") and the tornadoes that impacted Texas and Oklahoma during May 2013 (the "May 2013 U.S. Tornadoes") and a decrease of $18.6 million in favorable development on prior accident years net claims and claim expenses, partially offset by a $47.5 million increase in net premiums earned due to a combination of higher gross premiums written during the preceding twelve months and a decrease in ceded premiums written principally within the Company's catastrophe unit, as discussed below;

•
Net Negative Impact - The net negative impact from the European Floods and May 2013 U.S. Tornadoes was $38.8 million, as detailed in the table below. Included in the net negative impact are underwriting losses of $41.4 million and $5.0 million related to the catastrophe unit and Lloyd's segment, respectively;

•
Lower Investment Results - net realized and unrealized losses on investments in the second quarter of 2013 deteriorated $97.6 million, to losses of $69.5 million compared to gains of $28.1 million in the second quarter of 2012. The decrease was primarily driven by the Company's fixed maturity investment portfolio principally due to lower total returns as a result of a rising interest rate environment and widening credit spreads;

•
Lower Other Income - our other income declined $10.7 million to $0.6 million in the second quarter of 2013, compared to $11.3 million in the the second quarter of 2012, primarily driven by a $4.1 million decrease in the profitability in the Company's weather and energy risk management operations and a $4.7 million reduction in the fair value of the Company's assumed and ceded reinsurance contracts accounted for at fair value; and

•
Lower Net Income Attributable to Noncontrolling Interests - our net income attributable to noncontrolling interests was $14.0 million in the second quarter of 2013, compared to $33.6 million in the second quarter of 2012, a decrease of $19.6 million, principally due to a decrease in profitability of DaVinciRe and an increase in the Company's ownership percentage in DaVinciRe from 31.5% at June 30, 2012 to 32.9% at June 30, 2013, consequently reducing net income attributable to noncontrolling interests.

Net Negative Impact of the European Floods and May 2013 U.S. Tornadoes
Net negative impact of the European Floods and May 2013 U.S. Tornadoes includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, profit commissions and redeemable noncontrolling interests. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of these events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the financial data below for additional information detailing the net negative impact of the European Floods and May 2013 U.S. Tornadoes on our consolidated financial statements for the three months ended June 30, 2013.

Three months ended June 30, 2013	European Floods	May 2013 U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,378)	$(26,271)	$(56,649)
Reinstatement premiums earned	6,666	3,157	9,823
Profit commissions	85	374	459
Net negative impact on underwriting result	$(23,627)	$(22,740)	(46,367)
Redeemable noncontrolling interest	3,621	3,968	7,589
Net negative impact	$(20,006)	$(18,772)	$(38,778)
Percentage point impact on consolidated combined ratio	9.2	8.3	17.8

Net impact on Reinsurance segment underwriting result	$(19,647)	$(21,723)	$(41,370)
Net impact on Lloyd's segment underwriting result	(3,980)	(1,017)	(4,997)
Net impact on underwriting result	$(23,627)	$(22,740)	$(46,367)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Three months ended June 30,	2013	2012	Change
(in thousands, except percentages)
Gross premiums written	$635,442	$617,039	$18,403
Net premiums written	$494,200	$379,369	$114,831
Net premiums earned	$249,689	$214,296	$35,393
Net claims and claim expenses incurred	78,426	35,488	42,938
Acquisition expenses	23,206	20,098	3,108
Operational expenses	31,194	30,346	848
Underwriting income	$116,863	$128,364	$(11,501)

Net claims and claim expenses incurred – current accident year	$102,272	$76,631	$25,641
Net claims and claim expenses incurred – prior accident years	(23,846)	(41,143)	17,297
Net claims and claim expenses incurred – total	$78,426	$35,488	$42,938

Net claims and claim expense ratio – current accident year	41.0%	35.8%	5.2%
Net claims and claim expense ratio – prior accident years	(9.6)%	(19.2)%	9.6%
Net claims and claim expense ratio – calendar year	31.4%	16.6%	14.8%
Underwriting expense ratio	21.8%	23.5%	(1.7)%
Combined ratio	53.2%	40.1%	13.1%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $18.4 million, or 3.0%, to $635.4 million in the second quarter of 2013, compared to $617.0 million in the second quarter of 2012, as a result of:

•
a $21.2 million increase in the Company's specialty unit, primarily due to a number of new contracts and higher renewal rates across certain lines of business within the specialty unit; partially offset by

•
a $2.8 million decrease in the Company's catastrophe unit primarily reflecting reduced risk-adjusted pricing in the Florida market as a whole and the non-renewal of a number of contracts during the June renewals, partially offset by net positive reinstatement premiums written of $9.8 million during the the second quarter of 2013 as a result of the European Floods and May 2013 U.S. Tornadoes (compared to net negative reinstatement premiums written of $30.7 million in the second quarter of 2012 related to the 2011 New Zealand and Tohoku Earthquakes), and $37.4 million of gross premiums written related to increased quota share premium in the second quarter of 2013.

Excluding the impact of the $9.8 million of positive reinstatement premiums written and $30.7 million of negative reinstatement premiums written in the the second quarter of 2013 and 2012, respectively, as discussed above, gross premiums written decreased $22.2 million, or 3.4%, primarily due to the reduction in gross premiums written in the catastrophe unit, also discussed above.
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
Reinsurance Segment Ceded Premiums Written – Ceded premiums written in our Reinsurance segment decreased by $96.4 million to $141.2 million in the second quarter of 2013, compared to $237.7 million in the second quarter of 2012, primarily reflecting the non-renewal of a number of deals when we constructed our portfolio, thereby retaining more of the attractive risks given the current market conditions, and the non-renewal of Tim Re III which resulted in $37.7 million of ceded premiums written the second quarter of 2012.
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $116.9 million in the second quarter of 2013, compared to $128.4 million in the second quarter of 2012, a decrease of $11.5 million. In the second quarter of 2013, our Reinsurance segment generated a net claims and claim expense ratio of 31.4%, an underwriting expense ratio of 21.8% and a combined ratio of 53.2%, compared to 16.6%, 23.5% and 40.1%, respectively, in the second quarter of 2012.
The $11.5 million decrease in the Reinsurance segment's underwriting result and 13.1 percentage point increase in the combined ratio was primarily a result of a $25.6 million increase in current accident year net claims and claim expenses and a $17.3 million reduction in favorable development on prior accident years net claims and claim expenses, partially offset by a $35.4 million increase in net premiums earned. Included in current accident year net claims and claim expenses is $26.4 million and $25.2 million related to the European Floods and May 2013 U.S. Tornadoes, respectively. The increase in net premiums earned was due to a combination of higher gross premiums written during the preceding twelve months and the decrease in ceded premiums written principally within the Company's catastrophe unit noted above.
Our Reinsurance segment prior year reserves experienced $23.8 million and $41.1 million of net favorable development in the second quarter of 2013 and 2012, respectively. The favorable development on prior year reserves in the second quarter of 2013 included $18.5 million of favorable development related to our catastrophe reinsurance unit and $5.4 million of favorable development related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled

$17.6 million and $18.5 million in the second quarter of 2013 and 2012, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 7.1% and 8.7%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $29.8 million and $31.8 million in the second quarter of 2013 and 2012, respectively.
Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Three months ended June 30,	2013	2012	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$368,077	$345,094	$22,983
DaVinci	208,826	234,644	(25,818)
Total property catastrophe gross premiums written	$576,903	$579,738	$(2,835)
Net premiums written	$436,852	$344,497	$92,355
Net premiums earned	$200,483	$170,637	$29,846
Net claims and claim expenses incurred	52,915	19,578	33,337
Acquisition expenses	14,197	14,847	(650)
Operational expenses	23,599	23,245	354
Underwriting income	$109,772	$112,967	$(3,195)

Net claims and claim expenses incurred – current accident year	$71,369	$52,781	$18,588
Net claims and claim expenses incurred – prior accident years	(18,454)	(33,203)	14,749
Net claims and claim expenses incurred – total	$52,915	$19,578	$33,337

Net claims and claim expense ratio – current accident year	35.6%	30.9%	4.7%
Net claims and claim expense ratio – prior accident years	(9.2)%	(19.4)%	10.2%
Net claims and claim expense ratio – calendar year	26.4%	11.5%	14.9%
Underwriting expense ratio	18.8%	22.3%	(3.5)%
Combined ratio	45.2%	33.8%	11.4%

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2013, our catastrophe reinsurance gross premiums written decreased by $2.8 million, or 0.5%, to $576.9 million, compared to $579.7 million in the second quarter of 2012, primarily reflecting reduced risk-adjusted pricing in the Florida market as a whole and the non-renewal of a number of contracts during the June renewals, partially offset by net positive reinstatement premiums written of $9.8 million during the the second quarter of 2013 as a result of the European Floods and May 2013 U.S. Tornadoes (compared to net negative reinstatement premiums written of $30.7 million in the second quarter of 2012 related to the 2011 New Zealand and Tohoku Earthquakes), and $37.4 million of gross premiums written related to increased quota share premium in the the second quarter of 2013.
Excluding the impact of the $9.8 million of positive reinstatement premiums written and $30.7 million of negative reinstatement premiums written in the the second quarter of 2013 and 2012, respectively, as discussed above, gross premiums written decreased $43.4 million, or 7.1%, primarily due to reduced pricing in Florida, as discussed above.

Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our property catastrophe reinsurance gross premiums written in force at June 30, 2013 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in more recent comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity in the second quarter of 2013 reflected, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our catastrophe unit decreased $95.2 million to $140.1 million in the second quarter of 2013, compared to $235.2 million in the second quarter of 2012, primarily reflecting the non-renewal of a number of deals when we constructed our portfolio, thereby retaining more of the attractive risks given the current market condition, and the non-renewal of Tim Re III which resulted in $37.7 million of ceded premiums written the second quarter of 2012.
Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $109.8 million in the second quarter of 2013, compared to $113.0 million in the second quarter of 2012, a decrease of $3.2 million. In the second quarter of 2013, our catastrophe unit generated a net claims and claim expense ratio of 26.4%, an underwriting expense ratio of 18.8% and a combined ratio of 45.2%, compared to 11.5%, 22.3% and 33.8%, respectively, in the second quarter of 2012.
The $3.2 million decrease in the catastrophe unit's underwriting result and 11.4 percentage point increase in the combined ratio was primarily a result of an $18.6 million increase in current accident year net claims and claim expenses and a $14.7 million decrease in favorable development on prior accident years net claims and claim expenses, partially offset by a $29.8 million increase in net premiums earned. Included in current accident year net claims and claim expenses is $26.4 million and $25.2 million related to the European Floods and May 2013 U.S. Tornadoes. The increase in net premiums earned was due to a combination of higher gross premiums written during the preceding twelve months and the decrease in ceded premiums discussed above.
During the second quarter of 2013, we experienced $18.5 million of favorable development on prior year reserves within the catastrophe unit, compared to $33.2 million in the second quarter of 2012, primarily due to $4.7 million and $4.1 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes, Gustav and Ike, and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $9.6 million of net favorable development related to a number of other catastrophes, principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.
The favorable development of $33.2 million in the second quarter of 2012 was primarily due to reductions in estimated ultimate losses on certain specific events occurring in prior accident years including the Tohoku Earthquake ($10.6 million), the 2011 Thailand Floods ($3.9 million), a number of other relatively small catastrophes and $5.9 million of actuarial assumption changes, partially offset by adverse development on the 2011 New Zealand Earthquake of $5.9 million. The $5.9 million of actuarial assumption changes noted above were related to our small catastrophe paid loss development curve which was updated to reflect better than expected paid loss activity.

Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Three months ended June 30,	2013	2012	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$56,567	35,778	$20,789
DaVinci	1,972	1,523	449
Total specialty gross premiums written	$58,539	$37,301	$21,238
Net premiums written	$57,348	$34,872	$22,476
Net premiums earned	$49,206	$43,659	$5,547
Net claims and claim expenses incurred	25,511	15,910	9,601
Acquisition expenses	9,009	5,251	3,758
Operational expenses	7,595	7,101	494
Underwriting income	$7,091	$15,397	$(8,306)

Net claims and claim expenses incurred – current accident year	$30,903	$23,850	$7,053
Net claims and claim expenses incurred – prior accident years	(5,392)	(7,940)	2,548
Net claims and claim expenses incurred – total	$25,511	$15,910	$9,601

Net claims and claim expense ratio – current accident year	62.8%	54.6%	8.2%
Net claims and claim expense ratio – prior accident years	(11.0)%	(18.2)%	7.2%
Net claims and claim expense ratio – calendar year	51.8%	36.4%	15.4%
Underwriting expense ratio	33.8%	28.3%	5.5%
Combined ratio	85.6%	64.7%	20.9%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2013, our specialty reinsurance gross premiums written increased $21.2 million, or 56.9%, to $58.5 million, compared to $37.3 million in the second quarter of 2012, primarily due to a number of new contracts and higher renewal rates across certain lines of business within in our specialty unit.
Specialty Reinsurance Underwriting Results – Our specialty unit generated underwriting income of $7.1 million in the second quarter of 2013, compared to $15.4 million in the second quarter of 2012. In the second quarter of 2013, our specialty unit generated a net claims and claim expense ratio of 51.8%, an underwriting expense ratio of 33.8% and a combined ratio of 85.6%, compared to 36.4%, 28.3% and 64.7%, respectively, in the second quarter of 2012.
The $8.3 million decrease in underwriting income is primarily due to a $7.1 million increase in current accident year net claims and claim expenses and a $3.8 million increase in acquisition expenses, each primarily due to higher net premiums earned, partially offset by a $5.5 million increase in net premiums earned as a result of the growth in gross premiums written over the prior twelve months.
Current accident year net claims and claim expenses of $30.9 million were principally the result of the application of our formulaic actuarial reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The favorable development of $5.4 million and $7.9 million in the second quarter of 2013 and 2012, respectively, was primarily driven by reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Three months ended June 30,	2013	2012	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$53,207	$32,925	$20,282
Catastrophe	15,562	17,372	(1,810)
Total Lloyd’s gross premiums written	$68,769	$50,297	$18,472
Net premiums written	$64,643	$48,510	$16,133
Net premiums earned	$41,933	$30,369	$11,564
Net claims and claim expenses incurred	25,536	14,960	10,576
Acquisition expenses	8,484	5,510	2,974
Operational expenses	11,456	10,806	650
Underwriting loss	$(3,543)	$(907)	$(2,636)

Net claims and claim expenses incurred – current accident year	$28,517	$18,366	$10,151
Net claims and claim expenses incurred – prior accident years	(2,981)	(3,406)	425
Net claims and claim expenses incurred – total	$25,536	$14,960	$10,576

Net claims and claim expense ratio – current accident year	68.0%	60.5%	7.5%
Net claims and claim expense ratio – prior accident years	(7.1)%	(11.2)%	4.1%
Net claims and claim expense ratio – calendar year	60.9%	49.3%	11.6%
Underwriting expense ratio	47.5%	53.7%	(6.2)%
Combined ratio	108.4%	103.0%	5.4%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $18.5 million, or 36.7%, to $68.8 million in the second quarter of 2013, compared to $50.3 million in the second quarter of 2012, primarily due to Syndicate 1458 continuing to organically grow its book of business across several of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd's segment generated an underwriting loss of $3.5 million and a combined ratio of 108.4% in the second quarter of 2013, compared to an underwriting loss of $0.9 million and a combined ratio of 103.0%, respectively, in the second quarter of 2012.
Our Lloyd's segment experienced current accident year net claims and claim expenses of $28.5 million in the second quarter of 2013, compared to $18.4 million in the second quarter of 2012, which includes $4.0 million and $1.0 million related to the European Floods and May 2013 U.S. Tornadoes, respectively, with the remainder primarily related to attritional loss activity.
The decrease in the underwriting expense ratio to 47.5% in the second quarter of 2013, from 53.7% in the second quarter of 2012, was primarily driven by the increase in net premiums earned without a corresponding increase in operational expenses.

Net Investment Income

Three months ended June 30,	2013	2012	Change
(in thousands)
Fixed maturity investments	$22,842	$25,366	$(2,524)
Short term investments	374	234	140
Equity investments trading	344	181	163
Other investments
Hedge funds and private equity investments	2,237	(10,413)	12,650
Other	4,354	4,975	(621)
Cash and cash equivalents	9	54	(45)
	30,160	20,397	9,763
Investment expenses	(2,836)	(2,724)	(112)
Net investment income	$27,324	$17,673	$9,651

Net investment income was $27.3 million in the second quarter of 2013, compared to $17.7 million in the second quarter of 2012. The $9.7 million increase in net investment income was principally due to improved returns in our portfolio of hedge funds and private equity investments primarily as a result of the positive performance in public equity markets during the the second quarter of 2013. Net investment income in the second quarter of 2013 was more than offset by net realized and unrealized losses on investments, as discussed below.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, though recent interest rate increases have generated net realized and unrealized losses on investments while increasing our portfolio yield. We expect these developments, combined with the current composition of our investment portfolio and other factors, to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $4.1 million in the second quarter of 2013, compared to unrealized losses of $13.4 million in the second quarter of 2012.
In the second quarter of 2013, we established a public equity securities mandate with a third party investment manager. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable future.

Net Realized and Unrealized (Losses) Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended June 30,	2013	2012	Change
(in thousands)
Gross realized gains	$17,548	$19,458	$(1,910)
Gross realized losses	(14,601)	(3,294)	(11,307)
Net realized gains on fixed maturity investments	2,947	16,164	(13,217)
Net unrealized (losses) gains on fixed maturity investments trading	(95,695)	12,538	(108,233)
Net realized and unrealized gains (losses) on investments-related derivatives	20,510	(2,930)	23,440
Net realized gains on equity investments trading	74	—	74
Net unrealized gains on equity investments trading	2,620	2,301	319
Net realized and unrealized (losses) gains on investments	$(69,544)	$28,073	$(97,617)
Total other-than-temporary impairments	—	(234)	234
Portion recognized in other comprehensive income, before taxes	—	25	(25)
Net other-than-temporary impairments	$—	$(209)	$209

Our investment portfolio is structured to seek to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio. We experienced net realized and unrealized losses on fixed maturity investments included in our consolidated statements of operations of $92.7 million during the second quarter of 2013 due to rising interest rates and widening credit spreads.
Net realized and unrealized losses on investments were $69.5 million in the second quarter of 2013, compared to gains of $28.1 million in the second quarter of 2012, a decrease of $97.6 million. The net unrealized losses on our fixed maturity investments trading of $95.7 million during the the second quarter of 2013 decreased $108.2 million, compared to unrealized gains of $12.5 million in the second quarter of 2012, primarily due to widening credit spreads and a rising interest rate environment during the the second quarter of 2013, compared to the the second quarter of 2012.
We manage our fixed maturity investments portfolio on a total return basis and from time-to-time use investments-related derivatives to change the risk profile of the investment portfolio. For example, we might reduce the duration of the portfolio by shorting interest rate futures or decrease the credit risk of the portfolio by purchasing credit derivatives. Conversely, we may also lengthen the duration of the portfolio or increase the credit risk by purchasing interest rate futures or selling credit risk derivatives, respectively. The change in fair value of our fixed maturity investment portfolio is primarily reflected in net realized and unrealized (losses) gains in our consolidated statements of operations, whereas the yield on our fixed maturity investment portfolio is reflected in net investment income.
Previously, we classified the net realized and unrealized gains (losses) from investments-related derivatives such as interest rate futures and credit derivatives in net investment income on our consolidated statement of operations. However, in order to align the net realized and unrealized (losses) gains of the majority of our fixed maturity investments portfolio with the net realized and unrealized gains (losses) of the investments-related derivatives, we reclassified the investments-related derivatives from net investment income to net realized and unrealized (losses) gains. As a result of this reclassification, included in net realized and unrealized losses on investments of $69.5 million in the second quarter of 2013, is $20.5 million of net realized and unrealized gains on investments-related derivatives, compared to the second quarter of 2012, where net realized and unrealized gains on investments of $28.1 million, included $2.9 million of net realized and unrealized losses on investments-related derivatives. The comparative period has also been reclassified.
Equity in Earnings of Other Ventures

Three months ended June 30,	2013	2012	Change
(in thousands)
Top Layer Re	$2,728	$5,113	$(2,385)
Tower Hill Companies	1,815	1,744	71
Other	(771)	(11)	(760)
Total equity in earnings of other ventures	$3,772	$6,846	$(3,074)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and in Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the "Tower Hill Companies") and was $3.8 million in the second quarter of 2013, compared to $6.8 million in the second quarter of 2012. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other Income

Three months ended June 30,	2013	2012	Change
(in thousands)
Weather and energy risk management operations	$1,759	$5,875	$(4,116)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(642)	4,082	(4,724)
Other items	(486)	1,332	(1,818)
Total other income	$631	$11,289	$(10,658)

In the second quarter of 2013, we generated other income of $0.6 million, compared to $11.3 million in the second quarter of 2012. The $10.7 million reduction is primarily driven by a $4.1 million decrease in the profitability in the Company's weather and energy risk management operations and a $4.7 million reduction in the fair value of the Company's assumed and ceded reinsurance contracts accounted for at fair value. Our weather and energy risk management operations are inherently volatile and we cannot assure you that positive results from these operations will recur in the future.
Certain contracts we enter into in our weather and energy risk operations are informed in part by proprietary weather forecasts provided by our Weather Predict subsidiary.  The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.  We continue to allocate capital to our weather and energy risk management operations. Given current market opportunities, we have ceded a majority of this operation's risk portfolio. Our results from these activities will therefore fluctuate on an absolute or relative basis over time.  The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities.  These activities present certain operational as well as financial risks, which we seek to mitigate, although there can be no assurance that we will be able to successfully mitigate such risks.

Corporate Expenses

Three months ended June 30,	2013	2012	Change
(in thousands)
Total corporate expenses	$21,588	$4,067	$17,521

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $17.5 million to $21.6 million in the second quarter of 2013, compared to $4.1 million in the second quarter of 2012, primarily driven by the senior management transition changes announced during the second quarter of 2013.
Net Income Attributable to Noncontrolling Interests

Three months ended June 30,	2013	2012	Change
(in thousands)
Net income attributable to noncontrolling interests	$(14,015)	$(33,624)	$19,609

Our net income attributable to the noncontrolling interests was $14.0 million in the second quarter of 2013, compared to $33.6 million in the second quarter of 2012. The $19.6 million change is primarily due to a decrease in the profitability of DaVinciRe and an increase in our ownership in DaVinciRe from 31.5% at June 30, 2012 to 32.9% at June 30, 2013, consequently reducing net income attributable to noncontrolling interests. We expect our ownership in DaVinciRe to fluctuate over time.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Six months ended June 30,	2013	2012	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,338,641	$1,331,487	$7,154
Net premiums written	995,922	920,205	75,717
Net premiums earned	563,144	523,081	40,063
Net claims and claim expenses incurred	131,213	65,103	66,110
Underwriting income	286,322	324,469	(38,147)
Net investment income	70,518	83,149	(12,631)
Net realized and unrealized (losses) gains on investments	(55,273)	75,681	(130,954)
Net income	283,660	448,464	(164,804)
Net income available to RenaissanceRe common shareholders	217,280	343,699	(126,419)

Net income available to RenaissanceRe common shareholders per common share – diluted	$4.83	$6.63	$(1.80)
Dividends per common share	$0.56	$0.54	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	34.7%	31.8%	2.9%
Net claims and claim expense ratio – prior accident years	(11.4)%	(19.4)%	8.0%
Net claims and claim expense ratio – calendar year	23.3%	12.4%	10.9%
Underwriting expense ratio	25.9%	25.6%	0.3%
Combined ratio	49.2%	38.0%	11.2%

Return on average common equity - annualized	13.8%	21.5%	(7.7)%

Book value	June 30, 2013	December 31, 2012	Change
Book value per common share	$71.38	$68.14	$3.24
Accumulated dividends per common share	12.56	12.00	0.56
Book value per common share plus accumulated dividends	$83.94	$80.14	$3.80
Change in book value per common share plus change in accumulated dividends	5.6%

Balance sheet highlights	June 30, 2013	December 31, 2012	Change
Total assets	$8,467,383	$7,928,628	$538,755
Total shareholders’ equity attributable to RenaissanceRe	$3,568,297	$3,503,065	$65,232

Net income available to RenaissanceRe common shareholders was $217.3 million in the first six months of 2013, compared to $343.7 million in the first six months of 2012, a decrease of $126.4 million. As a result of our net income available to RenaissanceRe common shareholders in the first six months of 2013, we generated an annualized return on average common equity of 13.8% and our book value per common share increased from $68.14 at December 31, 2012 to $71.38 at June 30, 2013, a 5.6% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first six months of 2013, on a comparative basis to the first six months of 2012, include:

•
Lower Underwriting Results - our underwriting income of $286.3 million in the first six months of 2013 decreased $38.1 million from $324.5 million in the first six months of 2012. The decrease in underwriting income was primarily driven by a $29.3 million increase in current accident year net claims and claim expenses principally due to the European Floods and May 2013 U.S. Tornadoes and a decrease of $36.8 million in favorable development on prior accident years net claims and claim expenses, partially offset by a $40.1 million increase in net premiums earned due to a combination of higher gross premiums written during the preceding twelve months and a decrease in ceded premiums written principally within the Company's catastrophe unit, as discussed below;

•
Net Negative Impact - The net negative impact from the European Floods and May 2013 U.S. Tornadoes was $38.8 million, as detailed in the table below. Included in the net negative impact are underwriting losses of $41.4 million and $5.0 million related to the catastrophe unit and Lloyd's segment, respectively;

•
Lower Investment Results - net investment income and net realized and unrealized gains on investments in the first six months of 2013 decreased $12.6 million and $131.0 million, respectively, compared to the first six months of 2012. The decrease was driven by lower total returns in the Company's fixed maturity investment portfolio as a result of widening credit spreads and a rising interest rate environment; and partially offset by

•
Higher Other Income - our other income improved $35.4 million to income of $7.6 million in the first six months of 2013, compared to a loss of $27.8 million in the first six months of 2012, primarily due to $10.5 million of income in our weather and energy risk management operations, compared to a loss of $29.6 million from such operations in the first six months of 2012 which was driven by unusually warm weather experienced in parts of the United Kingdom and the United States during the first quarter of 2012; and

•
Net Income Attributable to Noncontrolling Interests - our net income attributable to noncontrolling interests was $52.6 million in the first six months of 2013, compared to $87.3 million in the first six months of 2012, a decrease of $34.6 million, principally due to a decrease in profitability of DaVinciRe, and an increase in the Company's ownership percentage in DaVinciRe from 31.5% at June 30, 2012 to 32.9% at June 30, 2013, consequently reducing net income attributable to noncontrolling interests.

Net Negative Impact of the European Floods and May 2013 U.S. Tornadoes
Net negative impact of the European Floods and May 2013 U.S. Tornadoes includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, profit commissions and redeemable noncontrolling interest. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of these events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from the these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the financial data below for additional information detailing the net negative impact of the European Floods and May 2013 U.S. Tornadoes on our consolidated financial statements for the six months ended June 30, 2013.

Six months ended June 30, 2013	European Floods	May 2013 U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,378)	$(26,271)	$(56,649)
Reinstatement premiums earned	6,666	3,157	9,823
Profit commissions	85	374	459
Net negative impact on underwriting result	$(23,627)	$(22,740)	(46,367)
Redeemable noncontrolling interest	3,621	3,968	7,589
Net negative impact	$(20,006)	$(18,772)	$(38,778)
Percentage point impact on consolidated combined ratio	4.9	4.4	9.3

Net impact on Reinsurance segment underwriting result	$(19,647)	$(21,723)	$(41,370)
Net impact on Lloyd's segment underwriting result	(3,980)	(1,017)	(4,997)
Net impact on underwriting result	$(23,627)	$(22,740)	$(46,367)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Six months ended June 30,	2013	2012	Change
(in thousands, except percentages)
Gross premiums written	$1,196,568	$1,226,801	$(30,233)
Net premiums written	$875,072	$838,007	$37,065
Net premiums earned	$483,149	$468,114	$15,035
Net claims and claim expenses incurred	91,826	43,812	48,014
Acquisition expenses	41,265	39,484	1,781
Operational expenses	64,869	62,390	2,479
Underwriting income	$285,189	$322,428	$(37,239)

Net claims and claim expenses incurred – current accident year	$149,301	$131,775	$17,526
Net claims and claim expenses incurred – prior accident years	(57,475)	(87,963)	30,488
Net claims and claim expenses incurred – total	$91,826	$43,812	$48,014

Net claims and claim expense ratio – current accident year	30.9%	28.2%	2.7%
Net claims and claim expense ratio – prior accident years	(11.9)%	(18.8)%	6.9%
Net claims and claim expense ratio – calendar year	19.0%	9.4%	9.6%
Underwriting expense ratio	22.0%	21.7%	0.3%
Combined ratio	41.0%	31.1%	9.9%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment decreased by $30.2 million, or 2.5%, to $1,196.6 million in the first six months of 2013, compared to $1,226.8 million in the first six months of 2012, as a result of:

•
a $33.3 million decrease in the Company's catastrophe unit primarily reflecting reduced risk-adjusted pricing in the Florida market as a whole and the non-renewal of a number of contracts during the January and June renewals, partially offset by net positive reinstatement premiums written of $9.8 million during the first six months of 2013 as a result of the European Floods and May 2013 U.S. Tornadoes (compared to net negative reinstatement premiums written of $30.7 million in the first six months of 2012 related to the 2011 New Zealand and Tohoku Earthquakes), and $37.4 million of gross premiums written related to increased quota share premium in the second quarter of 2013; and partially offset by

•	a $3.0 million increase in the Company's specialty unit, primarily due to a number of new contracts and higher renewal rates in certain lines of business within the specialty unit.
Excluding the impact of the $9.8 million of positive reinstatement premiums written and $30.7 million of negative reinstatement premiums written in the first six months of 2013 and 2012, respectively, as discussed above, gross premiums written decreased $70.8 million, or 5.6%, primarily due to the reduction in gross premiums written in the catastrophe unit, also discussed above.
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
Reinsurance Segment Ceded Premiums Written – Ceded premiums written in our Reinsurance segment decreased by $67.3 million to $321.5 million in the first six months of 2013, compared to $388.8 million in the first six months of 2012, primarily reflecting the non-renewal of a number of deals when we constructed our portfolio during the June renewals, thereby retaining more of the attractive risks given the current market conditions, and the non-renewal of Tim Re III which resulted in $37.7 million of ceded premiums written in the first six months of 2012, partially offset by the inception of new contracts and the external cession of $33.0 million of premium related to Upsilon Re II during the first six months of 2013.
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $285.2 million in the first six months of 2013, compared to $322.4 million in the first six months of 2012, a decrease of $37.2 million. In the first six months of 2013, our Reinsurance segment generated a net claims and claim expense ratio of 19.0%, an underwriting expense ratio of 22.0% and a combined ratio of 41.0%, compared to 9.4%, 21.7% and 31.1%, respectively, in the first six months of 2012.
The $37.2 million decrease in the Reinsurance segment's underwriting result and 9.9 percentage point increase in the combined ratio was primarily a result of $19.6 million and $21.7 million of underwriting losses related to the European Floods and May 2013 U.S. Tornadoes, respectively.
Our Reinsurance segment prior year reserves experienced $57.5 million and $88.0 million of net favorable development in the first six months of 2013 and 2012, respectively. The favorable development on prior year reserves in the first six months of 2013 included $36.9 million of favorable development related to our catastrophe reinsurance unit and $20.6 million of favorable development related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled

$40.3 million and $36.9 million in the first six months of 2013 and 2012, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.3% and 7.9%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $68.0 million and $66.5 million in the first six months of 2013 and 2012, respectively.
Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Six months ended June 30,	2013	2012	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$678,079	$675,521	$2,558
DaVinci	377,620	413,457	(35,837)
Total property catastrophe gross premiums written	$1,055,699	$1,088,978	$(33,279)
Net premiums written	$742,205	$706,749	$35,456
Net premiums earned	$387,134	$385,692	$1,442
Net claims and claim expenses incurred	55,623	16,262	39,361
Acquisition expenses	23,817	29,164	(5,347)
Operational expenses	49,714	48,573	1,141
Underwriting income	$257,980	$291,693	$(33,713)

Net claims and claim expenses incurred – current accident year	$92,545	$84,404	$8,141
Net claims and claim expenses incurred – prior accident years	(36,922)	(68,142)	31,220
Net claims and claim expenses incurred – total	$55,623	$16,262	$39,361

Net claims and claim expense ratio – current accident year	23.9%	21.9%	2.0%
Net claims and claim expense ratio – prior accident years	(9.5)%	(17.7)%	8.2%
Net claims and claim expense ratio – calendar year	14.4%	4.2%	10.2%
Underwriting expense ratio	19.0%	20.2%	(1.2)%
Combined ratio	33.4%	24.4%	9.0%

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2013, our catastrophe reinsurance gross premiums written decreased by $33.3 million, or 3.1%, to $1,055.7 million, compared to $1,089.0 million in the first six months of 2012, primarily reflecting reduced risk-adjusted pricing in the Florida market as a whole and the non-renewal of a number of contracts during the January and June renewals, partially offset by net positive reinstatement premiums written of $9.8 million during the first six months of 2013 as a result of the European Floods and May 2013 U.S. Tornadoes (compared to net negative reinstatement premiums written of $30.7 million in the first six months of 2012 related to the 2011 New Zealand and Tohoku Earthquakes), and $37.4 million of gross premiums written related to increased quota share premium in the second quarter of 2013.
Excluding the impact of the $9.8 million of positive reinstatement premiums written and $30.7 million of negative reinstatement premiums written in the first six months of 2013 and 2012, respectively, as discussed above, gross premiums written decreased $73.8 million, or 6.6% primarily due to the reduction in gross premiums written in the catastrophe unit, also discussed above.

Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our property catastrophe reinsurance gross premiums written in force at June 30, 2013 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in more recent comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity in the the first six months of 2013 reflected, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our catastrophe unit decreased $68.7 million to $313.5 million in the first six months of 2013, compared to $382.2 million in the first six months of 2012, primarily reflecting the non-renewal of a number of deals when we constructed our portfolio during the June renewals, thereby retaining more of the attractive risks given the current market conditions, and the non-renewal of Tim Re III which resulted in $37.7 million of ceded premiums written in the first six months of 2012, partially offset by the inception of new contracts and the external cession of $33.0 million of premium related to Upsilon Re II during the first six months of 2013.
Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $258.0 million in the first six months of 2013, compared to $291.7 million in the first six months of 2012, a decrease of $33.7 million. In the first six months of 2013, our catastrophe unit generated a net claims and claim expense ratio of 14.4%, an underwriting expense ratio of 19.0% and a combined ratio of 33.4%, compared to 4.2%, 20.2% and 24.4%, respectively, in the first six months of 2012.
The decrease in underwriting income was principally due to a decrease in favorable development on prior accident years net claims and claim expenses of $31.2 million, as discussed below, and an $8.1 million increase in current accident year claims and claim expenses in the first six months of 2013, compared to the first six months of 2012. The $33.7 million decrease in the catastrophe unit's underwriting result and 9.0 percentage point increase in the combined ratio was primarily a result of $19.6 million and $21.7 million of underwriting losses related to the European Floods and May 2013 U.S. Tornadoes, respectively.
During the first six months of 2013, we experienced $36.9 million of favorable development on prior year reserves within the catastrophe unit, compared to $68.1 million in the first six months of 2012, primarily due to $8.1 million, $7.8 million and $6.2 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes, Gustav and Ike, the 2011 New Zealand Earthquake and Windstorm Kyrill of 2007, respectively, as reported claims came in better than expected, and $14.8 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology.
The favorable development of $68.1 million in the first six months of 2012 was primarily due to $17.3 million related to the 2007 U.K Floods, $12.0 million related to the Tohoku Earthquake, $5.0 million related to the 2011 Danish Floods, $4.6 million related to Hurricane Irene, and $5.9 million related to actuarial assumption changes, with the remainder due to better than expected claims emergence associated with a number of other catastrophes, partially offset by adverse development on the 2011 New Zealand Earthquake of $5.9 million.

Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Six months ended June 30,	2013	2012	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$138,184	135,323	$2,861
DaVinci	2,685	2,500	185
Total specialty gross premiums written	$140,869	$137,823	$3,046
Net premiums written	$132,867	$131,258	$1,609
Net premiums earned	$96,015	$82,422	$13,593
Net claims and claim expenses incurred	36,203	27,550	8,653
Acquisition expenses	17,448	10,320	7,128
Operational expenses	15,155	13,817	1,338
Underwriting income	$27,209	$30,735	$(3,526)

Net claims and claim expenses incurred – current accident year	$56,756	$47,371	$9,385
Net claims and claim expenses incurred – prior accident years	(20,553)	(19,821)	(732)
Net claims and claim expenses incurred – total	$36,203	$27,550	$8,653

Net claims and claim expense ratio – current accident year	59.1%	57.5%	1.6%
Net claims and claim expense ratio – prior accident years	(21.4)%	(24.1)%	2.7%
Net claims and claim expense ratio – calendar year	37.7%	33.4%	4.3%
Underwriting expense ratio	34.0%	29.3%	4.7%
Combined ratio	71.7%	62.7%	9.0%

Specialty Reinsurance Gross Premiums Written – In the first six months of 2013, our specialty reinsurance gross premiums written increased $3.0 million, or 2.2%, to $140.9 million, compared to $137.8 million in the first six months of 2012, primarily due to a number of new contracts and higher renewal rates across certain lines of business in the first six months of 2012.
Specialty Reinsurance Underwriting Results – Our specialty unit generated underwriting income of $27.2 million in the first six months of 2013, compared to $30.7 million in the first six months of 2012. The $3.5 million decrease in underwriting income is primarily due to an $8.7 million increase in net claims and claim expenses and $7.1 million increase in acquisition expenses due to higher net premiums earned, partially offset by a $13.6 million increase in net premiums earned as a result of the growth in gross premiums written over the prior twelve months.
In the first six months of 2013, our specialty unit generated a net claims and claim expense ratio of 37.7%, an underwriting expense ratio of 34.0% and a combined ratio of 71.7%, compared to 33.4%, 29.3% and 62.7%, respectively, in the first six months of 2012.
Current accident year net claims and claim expenses of $56.8 million were principally the result of the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The favorable development of $20.6 million in the first six months of 2013 was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $10.1 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
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
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Six months ended June 30,	2013	2012	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$108,964	$72,254	$36,710
Catastrophe	34,097	32,860	1,237
Total Lloyd’s gross premiums written	$143,061	$105,114	$37,947
Net premiums written	$120,567	$82,447	$38,120
Net premiums earned	$79,712	$55,191	$24,521
Net claims and claim expenses incurred	40,064	23,961	16,103
Acquisition expenses	15,400	10,178	5,222
Operational expenses	23,634	20,863	2,771
Underwriting income	$614	$189	$425

Net claims and claim expenses incurred – current accident year	$46,388	$34,646	$11,742
Net claims and claim expenses incurred – prior accident years	(6,324)	(10,685)	4,361
Net claims and claim expenses incurred – total	$40,064	$23,961	$16,103

Net claims and claim expense ratio – current accident year	58.2%	62.8%	(4.6)%
Net claims and claim expense ratio – prior accident years	(7.9)%	(19.4)%	11.5%
Net claims and claim expense ratio – calendar year	50.3%	43.4%	6.9%
Underwriting expense ratio	48.9%	56.3%	(7.4)%
Combined ratio	99.2%	99.7%	(0.5)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $37.9 million, or 36.1%, to $143.1 million in the first six months of 2013, compared to $105.1 million in the first six months of 2012, primarily due to Syndicate 1458 continuing to organically grow its book of business across several of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd's segment generated underwriting income of $0.6 million and a combined ratio of 99.2% in the first six months of 2013, compared to $0.2 million and 99.7%, respectively, in the first six months of 2012. Our Lloyd's segment experienced current accident year net claims and claim expenses of $46.4 million during the first six months of 2013, compared to $34.6 million in the first six months of 2012, which includes $4.0 million and $1.0 million related to the European Floods and May 2013 U.S. Tornadoes, respectively, with the remainder primarily related to attritional loss activity.

Operational expenses increased $2.8 million to $23.6 million in the first six months of 2013, compared to the first six months of 2012, and principally include compensation and related operating expenses. Acquisition expenses increased $5.2 million to $15.4 million in the first six months of 2013, compared to the first six months of 2012, primarily due to the increase in gross premiums written in our Lloyd's segment, as discussed above. The decrease in the underwriting expense ratio to 48.9% in the first six months of 2013, from 56.3% in the first six months of 2012, was primarily driven by the increase in net premiums earned which increased at a higher rate than the increase in underwriting expenses.
The favorable development of $6.3 million and $10.7 million within our Lloyd's segment in the first six months of 2013 and 2012, respectively, was primarily related to decreases in estimated ultimate losses due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
Net Investment Income

Six months ended June 30,	2013	2012	Change
(in thousands)
Fixed maturity investments	$46,731	$50,204	$(3,473)
Short term investments	692	734	(42)
Equity investments trading	344	351	(7)
Other investments
Hedge funds and private equity investments	17,117	18,060	(943)
Other	11,349	19,145	(7,796)
Cash and cash equivalents	61	80	(19)
	76,294	88,574	(12,280)
Investment expenses	(5,776)	(5,425)	(351)
Net investment income	$70,518	$83,149	$(12,631)

Net investment income was $70.5 million in the first six months of 2013, compared to $83.1 million in the first six months of 2012. The $12.6 million decrease in net investment income was primarily driven by an $8.7 million decrease related to our portfolio of other investments principally driven by lower returns in our senior secured bank loan funds. Net investment income in the first six months of 2013 was more than offset by net realized and unrealized losses on investments, as discussed below.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, though recent interest rate increases have generated net realized and unrealized losses on investments while increasing our portfolio yield. We expect these developments, combined with the current composition of our investment portfolio and other factors, to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $11.0 million in the first six months of 2013, compared to unrealized gains of $21.9 million in the first six months of 2012.
During the first quarter of 2013, we sold substantially all of our portfolio of internally managed public equity investments trading, which was carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains on investments, in our consolidated statements of operations.
Subsequently in the second quarter of 2013, we established a public equity securities mandate with a third party investment manager. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable future.

Net Realized and Unrealized Gains (Losses) on Investments and Net Other-Than-Temporary Impairments

Six months ended June 30,	2013	2012	Change
(in thousands)
Gross realized gains	$51,628	$55,744	$(4,116)
Gross realized losses	(19,155)	(10,244)	(8,911)
Net realized gains on fixed maturity investments	32,473	45,500	(13,027)
Net unrealized (losses) gains on fixed maturity investments trading	(118,760)	26,795	(145,555)
Net realized and unrealized gains (losses) on investments-related derivatives	20,931	(1,435)	22,366
Net realized gains on equity investments trading	17,635	—	17,635
Net unrealized (losses) gains on equity investments trading	(7,552)	4,821	(12,373)
Net realized and unrealized gains on investments	$(55,273)	$75,681	$(130,954)
Total other-than-temporary impairments	—	(395)	395
Portion recognized in other comprehensive income, before taxes	—	52	(52)
Net other-than-temporary impairments	$—	$(343)	$343

Our investment portfolio is structured to seek to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio. We experienced net realized and unrealized losses on fixed maturity investments included in our consolidated statements of operations of $86.3 million during the first six months of 2013 due to rising interest rates and widening credit spreads.
Net realized and unrealized losses on investments were $55.3 million in the first six months of 2013, compared to gains of $75.7 million in the first six months of 2012, a decrease of $131.0 million. The net unrealized losses on our fixed maturity investments trading of $118.8 million during the first six months of 2013 decreased $145.6 million, compared to unrealized gains of $26.8 million in the first six months of 2012, primarily due to widening credit spreads and a rising interest rate environment during the first six months of 2013, compared to the first six months of 2012 where significant contraction in credit spreads yielded positive returns from our fixed maturity investment portfolio.
We manage our fixed maturity investments portfolio on a total return basis and from time-to-time use investments-related derivatives to change the risk profile of the investment portfolio. For example, we might reduce the duration of the portfolio by shorting interest rate futures or decrease the credit risk of the portfolio by purchasing credit derivatives. Conversely, we may also lengthen the duration of the portfolio or increase the credit risk by purchasing interest rate futures or selling credit risk derivatives, respectively. The change in fair value of our fixed maturity investment portfolio is primarily reflected in net realized and unrealized (losses) gains in our consolidated statements of operations, whereas the yield on our fixed maturity investment portfolio is reflected in net investment income.
Previously, we classified the net realized and unrealized gains (losses) from investments-related derivatives such as interest rate futures and credit derivatives in net investment income on our consolidated statement of operations. However, in order to align the net realized and unrealized (losses) gains of the majority of our fixed maturity investments portfolio with the net realized and unrealized gains (losses) of the investments-related derivatives, we reclassified the investments-related derivatives from net investment income to net realized and unrealized (losses) gains. As a result of this reclassification, included in net realized and unrealized losses on investments of $55.3 million in the first six months of 2013, is $20.9 million of net realized and unrealized gains on investments-related derivatives, compared to the first six months of 2012, where net realized and unrealized gains on investments of $75.7 million included $1.4 million of net realized and unrealized losses on investments-related derivatives. The comparative period has also been reclassified.
Equity in Earnings of Other Ventures

Six months ended June 30,	2013	2012	Change
(in thousands)
Top Layer Re	$6,854	$9,850	$(2,996)
Tower Hill Companies	3,396	2,861	535
Other	(643)	(395)	(248)
Total equity in earnings of other ventures	$9,607	$12,316	$(2,709)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and the Tower Hill Companies and was $9.6 million in the first six months of 2013, compared to $12.3 million in the first six months of 2012. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other Income (Loss)

Six months ended June 30,	2013	2012	Change
(in thousands)
Weather and energy risk management operations	$10,472	$(29,588)	$40,060
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	(2,573)	2,303	(4,876)
Other items	(264)	(520)	256
Total other income (loss)	$7,635	$(27,805)	$35,440

In the first six months of 2013, we generated other income of $7.6 million, compared to incurring an other loss of $27.8 million in the first six months of 2012. The $35.4 million improvement is primarily due to our weather and energy risk management operations generating income of $10.5 million, compared to incurring a loss of $29.6 million principally due to the absence of losses that were experienced during the first six months of 2012 as a result of unusually warm weather experienced in parts of the United Kingdom and the United States during such quarter. These operations are inherently volatile and we cannot assure you that positive results from these operations will recur in the future.
Certain contracts we enter into in our weather and energy risk operations are informed in part by proprietary weather forecasts provided by our Weather Predict subsidiary.  The weather and energy risk operations in which we engage are both seasonal and volatile, and there is no assurance that our performance to date will be indicative of future periods.  We continue to allocate capital to our weather and energy risk management operations. Given current market opportunities, we have ceded a majority of this operation's risk portfolio. Our results from these activities will therefore fluctuate on an absolute or relative basis over time.  The weather and energy risk management operations results include net realized and unrealized gains and losses on agreements with end users and net realized and unrealized gains and losses on hedging and trading activities.  These activities present certain operational as well as financial risks, which we seek to mitigate, although there can be no assurance that we will be able to successfully mitigate such risks.

Corporate Expenses

Six months ended June 30,	2013	2012	Change
(in thousands)
Total corporate expenses	$26,117	$8,878	$17,239

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased to $26.1 million in the first six months of 2013, compared to $8.9 million in the first six months of 2012, primarily driven by the senior management transition changes announced during the second quarter of 2013.
Net Income Attributable to Noncontrolling Interests

Six months ended June 30,	2013	2012	Change
(in thousands)
Net income attributable to noncontrolling interests	$(52,622)	$(87,265)	$34,643

Our net income attributable to the noncontrolling interests was $52.6 million in the first six months of 2013, compared to $87.3 million in the first six months of 2012. The $34.6 million change is primarily due to a decrease in the profitability of DaVinciRe and an increase in our ownership in DaVinciRe from 31.5% at June 30, 2012 to 32.9% at June 30, 2013, consequently reducing net income attributable to noncontrolling interests. We expect our ownership in DaVinciRe to fluctuate over time.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority ("BMA") for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At June 30, 2013, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.1 billion (December 31, 2012 - $3.1 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $572.7 million (December 31, 2012 - $554.8 million). During the six months ended June 30, 2013, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received of $201.7 million, $19.8 million and $Nil, respectively (2012 - $Nil, $6.5 million and $547.3 million, respectively).
Under the Insurance Act, RenaissanceRe Specialty Risks is defined as a Class 3A insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its enhanced capital requirement ("ECR") which is established by reference to the Bermuda Solvency Capital Requirement ("BSCR") model. The BSCR is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer's capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the Minimum Solvency Margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA's oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3A and Class 4 insurer's Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer's risk profile deviates significantly from the assumptions underlying its ECR or the insurer's assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each Class 3A and Class 4 insurer equal to 120% of its respective ECR. While a Class 3A or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2012 BSCR for RenaissanceRe Specialty Risks, Renaissance Reinsurance and DaVinci were filed with the BMA in advance of the respective deadline and each company exceeded its respective target level of required capital.
RenaissanceRe Corporate Capital (UK) Limited and Syndicate 1458 are subject to oversight by the Council of Lloyd's. RenaissanceRe Syndicate Management Limited is subject to regulation by the Financial Services Authority ("FSA") under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 1458's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At June 30, 2013, the FAL requirement set by Lloyd's for Syndicate 1458 is £183.2 million based on its business plan, approved in November 2012 (2012 - £93.8 million based on its business plan, approved November 2011). Actual FAL posted for Syndicate 1458 at June 30, 2013 by RenaissanceRe CCL is $222.0 million and £48.0 million supported 100% by letters of credit (2012 - $118.5 million and £24.5 million).
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
Cash Flows

Six months ended June 30,	2013	2012
(in thousands)
Net cash provided by operating activities	$177,419	$303,777
Net cash provided by (used in) investing activities	159,112	(280,550)
Net cash (used in) provided by financing activities	(376,800)	25,580
Effect of exchange rate changes on foreign currency cash	505	(1,559)
Net (decrease) increase in cash and cash equivalents	(39,764)	47,248
Cash and cash equivalents, beginning of period	325,358	216,984
Cash and cash equivalents, end of period	$285,594	$264,232

During the six months ended June 30, 2013, our cash and cash equivalents decreased $39.8 million, to $285.6 million at June 30, 2013, compared to $325.4 million at December 31, 2012.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2013 were $177.4 million, compared to $303.8 million during the six months ended June 30, 2012. Cash flows provided by operating activities during the six months ended June 30, 2013 were primarily the result of certain adjustments to reconcile our net income of $283.7 million to net cash provided by operating activities, including: an increase in unearned premiums of $570.5 million due to the timing of our gross premiums written; a $97.0 million increase in reinsurance balances payable due to the timing of our premiums ceded; and a reduction in reinsurance recoverable of $17.4 million primarily due to the collection of those balances; and partially offset by an increase in premiums receivable and deferred acquisition costs of $462.8 million and $73.1 million, respectively, due to gross premiums written primarily during the first six months of 2013; a decrease in our reserve for claims and claim expenses of $169.0 million driven by the payment of claims and by favorable development on prior accident years net claims and claims expenses during the six months ended June 30, 2013; and an increase in our prepaid reinsurance premiums of $137.7 million due to the timing of, and increase in, our premiums ceded. As discussed under “Summary of Results of Operations”, we generated relatively lower underwriting income and investment results in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, which contributed to the decrease in cash flows provided by operating activities. A portion of the cash provided by operating activities was used in our financing activities, as noted below.
Cash flows provided by investing activities. During the six months ended June 30, 2013, our cash flows provided by investing activities were $159.1 million, principally reflecting our net sales and maturities of fixed maturity investments of $264.6 million, which funds in turn were primarily used in the net purchase of short term investments of $110.6 million and the net purchase of $36.0 million pursuant to a public equity securities mandate with a third party investment manager. In addition, a portion of of the cash provided by investing activities was used in our financing activities, noted below.
Cash flows used in financing activities. Our cash flows used in financing activities in the six months ended June 30, 2013 were $376.8 million, and were principally the result of the redemption of our remaining 6 million Series D Preference Shares for $150.0 million and 5 million Series C Preference Shares for $125.0 million, or a total of $275.0 million, the settlement of $122.0 million of common share repurchases, the repayment of $100.0 million of our 5.875% Senior Notes upon their scheduled maturity of February 15, 2013, the payment of $24.7 million and $13.8 million in dividends to our common and preferred shareholders, respectively, and net outflows of $113.6 million related to the return of capital to third party shareholders in DaVinciRe. Offsetting these outflows was an inflow of $265.7 million through the issuance of 11 million Series E Preference Shares, net of related offering expenses.
During the first six months of 2012, our cash and cash equivalents increased $47.2 million, to $264.2 million at June 30, 2012, compared to $217.0 million at December 31, 2011.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first six months of 2012 were $303.8 million, compared to $31.0 million in the first six months of 2011. Cash flows provided by operating activities during the first six months of 2012 were primarily the result of certain adjustments to reconcile our net income of $448.5 million to net cash provided by operating activities, including: an increase in unearned premiums of $616.8 million due to the timing of, and growth in, our gross premiums written; a reduction in reinsurance recoverable of $205.3 million primarily due to the collection of those balances; and a $139.8 million increase in reinsurance balances payable due to the timing of, and increase in, our premiums ceded; and partially offset by an increase in premiums receivable of $499.7 million due to gross premiums written during the June 2012 renewal season; an increase in our prepaid reinsurance premiums of $219.7 million due to the timing of, and increase in, our premiums ceded; and a decrease in our reserve for claims and claim expenses of $191.1 million driven by the payment of claims and favorable development on prior accident years net claims and claims expenses during the first six months of 2012. We generated higher underwriting income and higher investment results in the first six months of 2012 compared to the first six months of 2011, which contributed to the increase in cash flows provided by operating activities.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At June 30, 2013	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$502,756	$264,712	$214,308	$981,776
Specialty	105,868	89,695	295,221	490,784
Total Reinsurance	608,624	354,407	509,529	1,472,560
Lloyd’s	31,984	13,476	134,782	180,242
Other	15,103	2,642	39,861	57,606
Total	$655,711	$370,525	$684,172	$1,710,408

At December 31, 2012
(in thousands)
Catastrophe	$706,264	$222,208	$255,786	$1,184,258
Specialty	111,234	80,971	286,108	478,313
Total Reinsurance	817,498	303,179	541,894	1,662,571
Lloyd's	29,260	10,548	109,662	149,470
Other	17,016	8,522	41,798	67,336
Total	$863,774	$322,249	$693,354	$1,879,377

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the six months ended June 30, 2013, changes to prior year estimated claims reserves increased our net income by $64.5 million (2012 - $101.3 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
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
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2013	2012
Net reserves, beginning of period	$1,686,865	$1,588,325
Net incurred related to:
Current year	195,689	166,421
Prior years	(64,476)	(101,318)
Total net incurred	131,213	65,103
Net paid related to:
Current year	23,129	18,937
Prior years	259,644	32,021
Total net paid	282,773	50,958
Net reserves, end of period	1,535,305	1,602,470
Reinsurance recoverable, end of period	175,103	198,777
Gross reserves, end of period	$1,710,408	$1,801,247

The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2013	2012
Reinsurance	$(57,475)	$(87,963)
Lloyd's	(6,324)	(10,685)
Other	(677)	(2,670)
Total	$(64,476)	$(101,318)

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

Reinsurance Segment
We review substantially all of our catastrophe reinsurance claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist us in developing our best estimate. This process is judgmental in that it involves reviewing changes in paid and reported claims each period and adjusting our estimates of the ultimate expected claims for each event where there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. The level of our claims associated with certain catastrophes can be very large. For example, within our Reinsurance segment, initial estimated ultimate claims associated with the 2005 Hurricanes, Katrina, Rita and Wilma, were over $1.5 billion, the 2008 Hurricanes, Gustav and Ike, were over $530 million and the large losses of 2011 (including the 2011 New Zealand Earthquake, the Tohoku Earthquake, the 2011 U.S. Tornadoes, flooding in Australia, certain aggregate losses, Hurricane Irene and the Thailand Floods) were over $1.2 billion. As a result, small percentage changes in the estimated ultimate claims of large catastrophic events can significantly impact our reserves for claims and claim expenses in subsequent periods.
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

The following table details the development of our liability for unpaid claims and claim expenses for our Reinsurance segment for the six months ended June 30, 2013 split between our catastrophe reinsurance unit and our specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Six months ended June 30, 2013	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
Hurricanes Gustav & Ike (2008)	$8,130	$—	$8,130
New Zealand Earthquake (2011)	7,797	—	7,797
Windstorm Kyrill (2007)	6,172	—	6,172
Tohoku Earthquake and Tsunami (2011)	2,551	—	2,551
New Zealand Earthquake (2010)	(935)	—	(935)
Hurricane Isaac (2012)	(2,610)		(2,610)
Other	3,000	—	3,000
Total large catastrophe events	24,105	—	24,105
Small catastrophe events
U.S. PCS 76 Wind and Thunderstorm (2012)	3,620	—	3,620
U.S. PCS 83 Wind and Thunderstorm (2012)	3,500	—	3,500
U.S. PCS 70 Wind and Thunderstorm (2012)	(5,850)	—	(5,850)
Other	11,547	—	11,547
Total small catastrophe events	12,817	—	12,817
Total catastrophe claims and claim expenses	$36,922	$—	$36,922
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$10,121	$10,121
Actuarial assumption changes	—	10,432	10,432
Total attritional claims and claim expenses	$—	$20,553	$20,553
Total favorable development of prior accident years claims and claim expenses	$36,922	$20,553	$57,475

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit in the six months ended June 30, 2013 of $36.9 million was primarily due to $8.1 million, $7.8 million and $6.2 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes, Gustav and Ike, the 2011 New Zealand Earthquake and Windstorm Kyrill of 2007, respectively, as reported claims came in better than expected, and $14.8 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development of $5.9 million and $2.6 million associated with an increase in reported gross ultimate losses on a 2012 U.S. wind and thunderstorm event and Hurricane Isaac (2012), respectively.
Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the six months ended June 30, 2013 of $20.6 million was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $10.1 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

The following table details the development of our liability for unpaid claims and claim expenses for the Reinsurance segment for the six months ended June 30, 2012 split between the catastrophe reinsurance unit and the specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Six months ended June 30, 2012	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
Catastrophe claims and claim expenses
Large catastrophe events
U.K. Floods (2007)	$17,271	$—	$17,271
Tohoku Earthquake and Tsunami (2011)	12,025	—	12,025
Hurricanes Katrina, Rita and Wilma (2005)	3,859	2,000	5,859
Hurricane Irene (2011)	4,630	—	4,630
Thailand Floods (2011)	3,932	—	3,932
New Zealand Earthquake (2011)	(5,894)	—	(5,894)
Other	2,221	—	2,221
Total large catastrophe events	38,044	2,000	40,044
Small catastrophe events
Danish Floods (2011)	5,000	—	5,000
U.S. PCS 63 Winter Storm (2011)	2,600	—	2,600
U.S. PCS 42 Winter Storm (2011)	2,560	—	2,560
U.S. PCS 53 Winter Storm (2011)	2,179	—	2,179
Other	11,827	—	11,827
Total small catastrophe events	24,166	—	24,166
Total catastrophe claims and claim expenses	$62,210	$2,000	$64,210
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$3,422	$3,422
Actuarial assumption changes	5,932	14,399	20,331
Total attritional claims and claim expenses	$5,932	$17,821	$23,753
Total favorable development of prior accident years claims and claim expenses	$68,142	$19,821	$87,963

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
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd's segment:

Six months ended June 30,	2013	2012
Attritional claims and claim expenses	$5,503	$7,970
Catastrophe events - other	—	3,000
Catastrophe events - property catastrophe reinsurance	821	1,000
Actuarial assumption changes	—	(1,285)
Total	$6,324	$10,685

The favorable development of prior accident years claims and claim expenses within our Lloyd's segment of $6.3 million during the six months ended June 30, 2013 was principally due to $5.5 million related to decreases in estimated ultimate losses due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
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

Capital Resources
Our total capital resources are as follows:

	At June 30, 2013	At December 31, 2012	Change
(in thousands)
Common shareholders’ equity	$3,168,297	$3,103,065	$65,232
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,568,297	3,503,065	65,232
5.875% Senior Notes	—	100,000	(100,000)
5.750% Senior Notes	249,385	249,339	46
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	250,000	150,000	100,000
Renaissance Trading credit facility – borrowed	1,026	2,436	(1,410)
Renaissance Trading credit facility – unborrowed	18,974	17,564	1,410
Total capital resources	$4,087,682	$4,022,404	$65,278

During the six months ended June 30, 2013, our capital resources increased by $65.3 million, principally due to the Company repaying the full $100.0 million of its outstanding 5.875% Senior Notes upon their scheduled maturity of February 15, 2013 using available cash and investments, $9.3 million of offering expenses related to the issuance of the Series E Preference Shares, as discussed below, $24.7 million of dividends on our common shares and $122.0 million of common share repurchases as discussed in more detail in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, and partially offset by an increase in shareholders' equity as a result of our comprehensive income attributable to RenaissanceRe of $222.3 million and, as discussed below, an increase of $100.0 million in the aggregate commitment under RenaissanceRe's revolving credit facility. As discussed below, during May 2013, the Company raised $275.0 million through the issuance of 11 million Series E Preference Shares, and subsequently redeemed the remaining 6 million Series D Preference Shares for $150.0 million and 5 million Series C Preference Shares for $125.0 million, or a total of $275.0 million. There have been no material changes in our capital resources as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, other than noted below.
Preference Shares
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; in December 2006, RenaissanceRe raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; and in May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares at $25 per share. On December 27, 2012, the Company redeemed 6 million Series D Preference Shares for $150.0 million plus accrued and unpaid dividends thereon. Following the redemption, 6 million Series D Preference Shares remained outstanding. The proceeds of the issuance of the Series E Preference Shares were used to redeem the remaining 6 million outstanding Series D Preference Shares and 5 million of the outstanding Series C Preference Shares, as discussed below.
The Series E Preference Shares and the remaining Series C Preference Shares may be redeemed at $25 per share plus certain dividends at RenaissanceRe's option on or after June 1, 2018 and March 23, 2009, respectively. Dividends on the Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% per annum, when, if, and as declared by the Board of Directors. Dividends on the Series E Preference Shares will be payable from the date of original issuance on a non-cumulative basis, only when, as and if declared by the Board of Directors, quarterly in arrears at 5.375% per annum. Unless certain dividend payments are made on the preference shares, RenaissanceRe will be restricted from paying any dividends on its common shares. The preference shares have no stated maturity and are not convertible into any other securities of RenaissanceRe. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of RenaissanceRe.
In May 2013, RenaissanceRe announced a mandatory redemption of the remaining 6 million of its outstanding Series D Preference Shares and on June 27, 2013 RenaissanceRe redeemed the remaining 6 million Series D Preference Shares called for redemption for $150.0 million million plus accrued and unpaid dividends thereon. Following the redemption, no Series D Preference Shares remain outstanding. In addition, in May 2013, RenaissanceRe announced a mandatory partial redemption of 5 million of its outstanding Series C Preference Shares. The partial redemption was allocated by random lottery in accordance with the Depository Trust Company's rules and procedures and on June 27, 2013 RenaissanceRe redeemed the 5 million Series C Preference Shares called for redemption for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, 5 million Series C Preference Shares remain outstanding.
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
RenaissanceRe Revolving Credit Facility
RenaissanceRe is a party to a Credit Agreement, dated as of May 17, 2012 (the “Credit Agreement”), with various banks and financial institutions parties thereto (collectively, the “Lenders”), Wells Fargo Bank, National Association (“Wells Fargo”), as fronting bank, letter of credit administrator and administrative agent (the “Administrative Agent”) for the Lenders, and certain other agents. The Credit Agreement previously provided for commitments from the Lenders in an aggregate amount of $150.0 million, including the issuance of letters of credit for the respective accounts of RenaissanceRe and certain of RenaissanceRe's subsidiaries. Effective as of May 23, 2013, RenaissanceRe entered into a First Amendment and Joinder to Credit Agreement (the “Amendment”) with the Administrative Agent and the Lenders. Among other items, the Amendment (i) increased the aggregate commitment of the Lenders to $250.0 million; (ii) added an additional bank as a Lender, and (iii) eliminated the commitment of the Lenders to issue letters of credit. After giving effect to the Amendment, RenaissanceRe has the right, subject to certain conditions, to increase the size of the facility up to $350.0 million.
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
At June 30, 2013, we had $191.0 million of letters of credit with effective dates on or before June 30, 2013 outstanding under the Reimbursement Agreement.

Letters of Credit
At June 30, 2013, we had total letters of credit outstanding under all facilities of $503.6 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust ("MBRT") to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of June 30, 2013, Renaissance Reinsurance and DaVinci are approved in 51 and 50 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at June 30, 2013 with respect to the MBRTs totaled $513.5 million and $177.6 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $500.5 million and $156.9 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci was approved as an Accredited Reinsurer in the state of New York and established a multi-beneficiary reduced collateral reinsurance trust ("RCT") to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants in certain states where Renaissance Reinsurance or DaVinci is approved as an Accredited Reinsurer, thereby providing for a reduction in collateral requirements to 20% of the net outstanding insurance liabilities. The RCTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at June 30, 2013 with respect to the RCTs totaled $21.0 million and $18.5 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $13.6 million and $10.7 million, respectively.
Renaissance Trading Margin Facility and Guarantees
Renaissance Trading maintains a brokerage facility with a leading prime broker, which has an associated margin facility of $20.0 million.  This margin facility, which we believe allows Renaissance Trading to prudently manage its cash position related to its exchange traded products, is supported by a $25.0 million guarantee issued by RenaissanceRe.  Interest on amounts outstanding under this facility is at overnight LIBOR plus 200 basis points.  At June 30, 2013, $1.0 million was outstanding under the facility.
At June 30, 2013, RenaissanceRe had provided guarantees in the aggregate amount of $344.1 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. In the future, RenaissanceRe may issue guarantees for other purposes or increase the amount of guarantees issued to counterparties of Renaissance Trading.

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

Investments
The table below shows the aggregate amounts of our invested assets:

	June 30, 2013		December 31, 2012		Change
(in thousands, except percentages)
U.S. treasuries	$1,200,408	19.4%	$1,259,800	19.8%	$(59,392)
Agencies	227,017	3.7%	315,154	5.0%	(88,137)
Non-U.S. government (Sovereign debt)	265,033	4.3%	133,198	2.1%	131,835
Non-U.S. government-backed corporate	238,254	3.9%	349,514	5.5%	(111,260)
Corporate	1,500,576	24.3%	1,615,207	25.4%	(114,631)
Agency mortgage-backed	435,233	7.0%	408,531	6.4%	26,702
Non-agency mortgage-backed	233,468	3.8%	248,339	3.9%	(14,871)
Commercial mortgage-backed	298,996	4.8%	406,166	6.4%	(107,170)
Asset-backed	13,106	0.3%	12,954	0.2%	152
Total fixed maturity investments, at fair value	4,412,091	71.5%	4,748,863	74.7%	(336,772)
Short term investments, at fair value	924,843	15.0%	821,163	12.9%	103,680
Equity investments trading, at fair value	108,620	1.8%	58,186	0.9%	50,434
Other investments, at fair value	630,606	10.2%	644,711	10.1%	(14,105)
Total managed investment portfolio	6,076,160	98.5%	6,272,923	98.6%	(196,763)
Investments in other ventures, under equity method	93,049	1.5%	87,724	1.4%	5,325
Total investments	$6,169,209	100.0%	$6,360,647	100.0%	$(191,438)

At June 30, 2013, we held investments totaling $6.2 billion, compared to $6.4 billion at December 31, 2012, with net unrealized appreciation included in accumulated other comprehensive income of $4.9 million at June 30, 2013, compared to $13.6 million at December 31, 2012. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to "Note 4. Fair Value Measurements" in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. The amount allocated to certain investment classes and sectors may increase or decrease over time based on a number of factors, including our efforts to optimize the risk and return profile of the investment portfolio. In the second quarter of 2013, we established a public equity securities mandate with a third party investment manager. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable future. In addition, we have an allocation to other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other similar investments.

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2013	December 31, 2012	Change
(in thousands)
Private equity partnerships	$335,732	$344,669	$(8,937)
Senior secured bank loan funds	178,040	202,929	(24,889)
Catastrophe bonds	81,042	91,310	(10,268)
Hedge funds	4,683	5,803	(1,120)
Miscellaneous other investments	31,109	—	31,109
Total other investments	$630,606	$644,711	$(14,105)

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the six months ended June 30, 2013 is a loss of $3.7 million (2012 - loss of $4.7 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to "Note 4. Fair Value Measurements" in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $28.5 million of net investment income for the six months ended June 30, 2013 (2012 - $37.2 million). Of this amount, $11.0 million relates to net unrealized gains (2012 - unrealized gains of $21.9 million).

We have committed capital to private equity partnerships and other investments of $681.0 million, of which $660.5 million has been contributed at June 30, 2013. Our remaining commitments to these investments at June 30, 2013 totaled $111.3 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2013, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of June 30, 2013, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
CURRENT OUTLOOK
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, the global insurance and reinsurance markets entered 2013 with near-record levels of industry wide capital held by private market insurers and reinsurers, and diminished growth of demand for many coverages and solutions, outside of the impacted regions and in respect of certain products and lines. During the January 2013 and June and July 2012 reinsurance renewals, we believe that supply, principally from traditional market participants and complemented by alternative capital providers, more than offset market demand, resulting in a dampening of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. We believe these trends accelerated during the June and July 2013 renewals, driven by both the availability of traditional and alternative capital, and uncertain estimates of the availability of additive alternative capital; which were only partially offset by capital return initiatives and modest new aggregate demand in the market. Moreover, we believe that many of the positive factors that had previously impacted market conditions have now been absorbed by the market and, we believe, are unlikely to drive further improvement in our core catastrophe-exposed markets absent significant new industry losses or other new developments. Accordingly, although the nature of the business which renews in January differs from the June and July renewal business, we currently anticipate increased pressure in the market on both premiums and risk-adjusted rates. With our continuing focus on underwriting discipline, we cannot assure that we can continue to maintain the size and portfolio quality of our aggregate book of business.
According to the National Oceanic and Atmospheric Administration ("NOAA"), whose records date back to 1895, 2012 continued a period of high Atlantic basin hurricane activity, with 19 named storms, of which 10 became hurricanes, with one major hurricane. In late October, Storm Sandy impacted the Mid-Atlantic and Northeast coasts of the U.S., ultimately making landfall in New Jersey, with tropical storm force or greater winds at landfall extending over approximately 550,000 square miles.  In addition, Storm Sandy generated significant storm surge, which contributed substantially to loss of life, widespread power outages, significant disruptions to travel and devastating flooding throughout a number of states, including New York and New Jersey.  Storm Sandy is currently estimated to have been the largest Atlantic hurricane in diameter ever recorded and to have produced the lowest barometric pressure readings for an Atlantic windstorm north of North Carolina. Claims received in respect of Storm Sandy continue to develop in the industry and in respect of our own portfolio. In addition, according to NOAA, 2012 was the hottest year ever recorded in the U.S., continuing a period of increasing air and water temperatures at measured locations. Among other things, the extreme weather experienced, particularly including the severe and ongoing drought conditions throughout most of the Midwestern region of the U.S., adversely impacted the production of a range of crops, including those subject to the U.S. federal government's multi-peril crop insurance program.
General Economic Conditions
Meaningful uncertainty remains regarding the strength, duration and comprehensiveness of any economic recovery in the U.S. and our other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and, increasingly, the Eurozone market as a whole. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio.  The onset, duration and severity of an inflationary period cannot be estimated with precision. The sovereign debt crisis in Europe and the related financial restructuring efforts, among other factors, make it more difficult to predict the inflationary environment.
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
Low interest rates, as compared to recent years, have lowered the yields at which we invest our assets.  While the recent rise in interest rates have increased our portfolio yield, we expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to constrain investment income growth for the near term. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital.  Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is impacted by the prevailing environment of comparably low yields.  While it is possible yields will improve in future periods, we currently expect the challenging economic conditions to persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.
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
In addition, we continue to explore potential strategic transactions or investments, and other opportunities, from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek to improve the portfolio optimization of our business as a whole, to enhance our strategy, to achieve an attractive estimated return on equity in respect of investments, to develop or capitalize on a competitive advantage, and to source business opportunities that will not detract from our core operations. Our efforts to explore strategic transactions may not result in positive gains, or may not yield material contributions to our financial results or book value growth over time. Alternatively, strategic investments in which we engage to improve the optimization of our business, focus our operations on core or scalable business, or position us for future opportunities, may fail to be successfully executed, pose more operational risk than we estimate or otherwise not yield the financial or strategic benefits we seek.

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
In June 2012, Congress passed the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012 ("Biggert-Waters"), which provided for a five-year renewal of the National Flood Insurance Program ("NFIP") and effected substantial reforms in the program. The NFIP had not been subject to a long-term renewal since 2004. Among other things, pursuant to this statute, the Federal Emergency Management Agency ("FEMA") is explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program's risk. The bill requires FEMA to submit a report on this assessment within six months of enactment. The bill also increased the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP polices; and introduced minimum deductibles for flood claims. We believe that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. However, recent legislation has been introduced to roll-back, or delay, various of the reforms reflected in the Biggert-Waters legislation. It is possible that these provisions, or broader alternatives, will be adopted by Congress and adversely impact the stability of the NFIP, the primary insurers that produce policies for NFIP or offer private coverages, or the communities they serve. Accordingly, we cannot assure you that the Biggert-Waters bill will be implemented or that, if implemented, it will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
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
In May 2013, the Florida Legislature adopted legislation comprising some modest reforms of Citizens. Among other things, the legislation, if enacted, would empower Citizens to create a so-called “clearinghouse” mechanism with the intent of facilitating the transfer to admitted private market carriers residential policies that might otherwise be bound by or remain in Citizens. In addition the legislation provides for a reduction in the current structure value cap on eligibility for Citizens from $1.0 million to $0.7 million over three years; and prohibits Citizens from insuring new structures located seaward of the coastal construction control line and in the broader federal Coastal Barrier Resources system. While incremental, we believe these reforms, if enacted, would marginally strengthen the fiscal position of Citizens and increase private market demand moderately over time. However, we cannot assure you that this legislation will indeed be fully enacted into law, that the measures contemplated thereby will be acted on, that any market improvements will accrue, or that we will benefit from the reforms.
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
On July 24, 2013, the New York State Department of Financial Services (the "DFS") issued an Insurance Circular Letter No. 6 (2013) (the "Circular") to all Accredited Reinsurers writing business in New York State. Renaissance Reinsurance and DaVinci are Accredited Reinsurers in New York. As described in the Circular, the DFS is seeking information concerning Accredited Reinsurers' compliance with the Iran Freedom and Counter-Proliferation Act of 2012 ("IFCPA"), which was passed by the U.S. Congress in 2012 and which became effective on July 1, 2013. The Accredited Reinsurers to whom the Circular applies do business in New York and are all based outside the United States. The DFS is responsible for the regulation of insurers doing business in New York State. We intend to cooperate with the DFS in their request for information in this regard. We believe our existing risk-based compliance program is responsive to IFCPA and we are not aware of any non-compliance with IFCPA. While we believe that this request for information by the DFS will not have a material adverse impact on our operations, it is possible that our industry could see increased scrutiny and perhaps additional enforcement of sanction laws and regulations. We cannot assure you that increased enforcement of sanction laws and regulations will not impact our business more adversely than we currently estimate.

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

•	risks due to our increasing reliance on a small and decreasing number of insurance and reinsurance brokers for the preponderance of our revenue;

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

•
risks relating to adverse legislative developments that could reduce the size of the private markets we serve, or impede their future growth, including proposals to shift U.S. catastrophe risks to federal mechanisms; similar proposals at the state level in the U.S., including the risk of new legislation in Florida to expand the reinsurance coverage offered by the FHCF and the insurance policies written by Citizens, or failing to implement reforms to reduce such coverage; and the risk that new legislation will be enacted in the international markets we serve which might reduce market opportunities in the private sector, weaken our customers or otherwise adversely impact us;

•
risks relating to the inability, or delay, in the claims paying ability of Citizens, FHCF or of private market participants in Florida, particularly following a large windstorm or of multiple smaller storms, which we believe would further weaken or destabilize the Florida market and give rise to an unpredictable range of impacts which might be adverse to us, perhaps materially so;

•
the risk of potential challenges to the claim of exemption from insurance regulation of RenaissanceRe and certain of our subsidiaries under certain current laws and the risk of increased global regulation of the insurance and reinsurance industry;

•
the passage of federal or state legislation subjecting Renaissance Reinsurance or our other Bermuda subsidiaries to supervision, regulation or taxation in the U.S. or other jurisdictions in which we operate, or increasing the taxation of business ceded to us;

•
risks associated with potential for loss of services of any one of our key senior officers, the risk that we fail to attract or retain the executives and employees necessary to manage our business, or difficulties associated with the transition of members of our senior management team for new or expanded roles necessary to execute our strategic and tactical plans, including in connection with the senior management transition we announced during the second quarter of 2013;

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

•
risks associated with our allocation of capital to our weather and energy risk management operations, including the risks that these operations may give rise to unforeseen or unanticipated losses, or to operational issues we have not anticipated;

•
the risk that ongoing or future industry regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	acts of terrorism, war or political unrest;

•
changes in insurance regulations in the U.S. or other jurisdictions in which we operate, including risks arising out of the Wall Street Reform and Consumer Protection Act of 2010 or its related rule making or implementation;

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2013, the Company's disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
We and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from our business ventures.  Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages.  Generally, our direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than our reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, we may from time to time engage in litigation or arbitration related to claims for payment in respect of ceded reinsurance.  We may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, we believe that no individual litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.
ITEM 1A.    RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 20, 2013, the Company approved an increase in its authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended June 30, 2013, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
April 1 - 30, 2013	—	$—	—	$—	—	$—	—
May 1 - 31, 2013	5,537	$86.19	1,607	$91.21	3,930	$84.14	(0.3)
June 1 - 30, 2013	124,460	$83.29	—	$—	124,460	$83.29	(10.4)
Total	129,997	$83.41	1,607	$91.21	128,390	$83.32	$489.3

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the six months ended June 30, 2013, the Company repurchased approximately 1.5 million common shares in open market transactions at an aggregate cost of $122.0 million and at an average share price of $81.46.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

3.1	Certificate of Designation of 5.375% Series E Preference Shares. (1)

4.1	Form of Stock Certificate Evidencing the 5.375% Series E Preference Shares. (1)

10.1	Form of Amendment No. 4 to the Amended and Restated Employment Agreements for Executive Officers. (2)

10.2	Amendment No. 3 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (2)

10.3	Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Kevin J. O'Donnell. (3)

10.4	Transition and Services Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (3)

10.5
First Amendment and Joinder to Credit Agreement, dated as of May 23, 2013, by and among RenaissanceRe Holdings Ltd., Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, and various banks and financial institutions parties thereto. (4)

31.1	Certification of Kevin J. O'Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O'Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on May 28, 2013.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on April 11, 2013.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on May 16, 2013.

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on May 24, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	July 31, 2013
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	July 31, 2013
Mark A. Wilcox