Form 10-Q
period 2013-09-30
RENAISSANCERE HOLDINGS LTD
filed 2013-11-06
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at November 4, 2013 was 44,413,413.

RENAISSANCERE HOLDINGS LTD.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	September 30, 2013	December 31, 2012
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value
(Amortized cost $4,722,167 and $4,549,112 at September 30, 2013 and December 31, 2012, respectively)	$4,751,237	$4,660,168
Fixed maturity investments available for sale, at fair value
(Amortized cost $34,091 and $71,445 at September 30, 2013 and December 31, 2012, respectively)	38,530	83,442
Short term investments, at fair value	925,329	821,163
Equity investments trading, at fair value	113,986	58,186
Other investments, at fair value	500,770	644,711
Investments in other ventures, under equity method	97,660	87,724
Total investments	6,427,512	6,355,394
Cash and cash equivalents	266,350	304,145
Premiums receivable	735,937	491,365
Prepaid reinsurance premiums	166,340	77,082
Reinsurance recoverable	149,201	192,512
Accrued investment income	26,887	33,478
Deferred acquisition costs	103,844	52,622
Receivable for investments sold	240,191	168,673
Other assets	113,159	110,777
Goodwill and other intangible assets	8,978	8,486
Assets of discontinued operations held for sale	115,556	134,094
Total assets	$8,353,955	$7,928,628
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,683,709	$1,879,377
Unearned premiums	754,077	399,517
Debt	249,407	349,339
Reinsurance balances payable	358,988	290,419
Payable for investments purchased	407,788	278,787
Other liabilities	183,362	198,434
Liabilities of discontinued operations held for sale	56,275	57,440
Total liabilities	3,693,606	3,453,313
Commitments and Contingencies
Redeemable noncontrolling interest	945,915	968,259
Shareholders’ Equity
Preference Shares: $1.00 par value – 16,000,000 shares issued and outstanding at September 30, 2013 (December 31, 2012 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 44,390,632 shares issued and outstanding at September 30, 2013 (December 31, 2012 – 45,542,203)	44,391	45,542
Accumulated other comprehensive income	4,566	13,622
Retained earnings	3,261,757	3,043,901
Total shareholders’ equity attributable to RenaissanceRe	3,710,714	3,503,065
Noncontrolling interest	3,720	3,991
Total shareholders’ equity	3,714,434	3,507,056
Total liabilities, noncontrolling interests and shareholders’ equity	$8,353,955	$7,928,628
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2013 and 2012
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Gross premiums written	$182,649	$136,359	$1,521,290	$1,467,846
Net premiums written	$127,241	$105,035	$1,123,163	$1,025,240
Decrease (increase) in unearned premiums	167,476	157,588	(265,302)	(239,536)
Net premiums earned	294,717	262,623	857,861	785,704
Net investment income	59,931	46,135	129,296	126,725
Net foreign exchange gains	488	3,187	170	3,468
Equity in earnings of other ventures	7,313	4,310	16,920	16,626
Other income (loss)	651	(1,053)	(2,186)	730
Net realized and unrealized gains (losses) on investments	28,472	75,297	(26,788)	150,982
Total other-than-temporary impairments	—	—	—	(395)
Portion recognized in other comprehensive income, before taxes	—	—	—	52
Net other-than-temporary impairments	—	—	—	(343)
Total revenues	391,572	390,499	975,273	1,083,892
Expenses
Net claims and claim expenses incurred	60,928	73,215	192,141	138,318
Acquisition expenses	37,699	24,438	94,475	74,157
Operational expenses	44,672	42,356	133,447	126,055
Corporate expenses	4,307	3,796	30,318	12,567
Interest expense	4,298	5,891	13,632	17,325
Total expenses	151,904	149,696	464,013	368,422
Income from continuing operations before taxes	239,668	240,803	511,260	715,470
Income tax expense	(223)	(144)	(356)	(1,008)
Income from continuing operations	239,445	240,659	510,904	714,462
(Loss) income from discontinued operations	(9,779)	(166)	2,422	(25,505)
Net income	229,666	240,493	513,326	688,957
Net income attributable to noncontrolling interests	(44,331)	(51,083)	(96,953)	(138,348)
Net income attributable to RenaissanceRe	185,335	189,410	416,373	550,609
Dividends on preference shares	(5,595)	(8,750)	(19,353)	(26,250)
Net income available to RenaissanceRe common shareholders	$179,740	$180,660	$397,020	$524,359
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$4.32	$3.67	$8.95	$10.89
(Loss) income from discontinued operations available to RenaissanceRe common shareholders per common share – basic	(0.23)	—	0.06	(0.51)
Net income available to RenaissanceRe common shareholders per common share – basic	$4.09	$3.67	$9.01	$10.38
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$4.23	$3.62	$8.79	$10.75
(Loss) income from discontinued operations available to RenaissanceRe common shareholders per common share – diluted	(0.22)	—	0.05	(0.51)
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.01	$3.62	$8.84	$10.24
Dividends per common share	$0.28	$0.27	$0.84	$0.81

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Comprehensive income
Net income	$229,666	$240,493	$513,326	$688,957
Change in net unrealized gains on investments	(343)	1,536	(9,056)	2,359
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	—	(52)
Comprehensive income	229,323	242,029	504,270	691,264
Net income attributable to noncontrolling interests	(44,331)	(51,083)	(96,953)	(138,348)
Comprehensive income attributable to noncontrolling interests	(44,331)	(51,083)	(96,953)	(138,348)
Comprehensive income attributable to RenaissanceRe	$184,992	$190,946	$407,317	$552,916
Disclosure regarding net unrealized gains
Total realized and net unrealized holding gains (losses) on investments and net other-than-temporary impairments	$25	$2,293	$(1,508)	$4,822
Net realized gains on fixed maturity investments available for sale	(368)	(757)	(7,548)	(2,806)
Net other-than-temporary impairments recognized in earnings	—	—	—	343
Change in net unrealized gains on investments	$(343)	$1,536	$(9,056)	$2,359

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Preference shares
Balance – January 1	$400,000	$550,000
Issuance of shares	275,000	—
Repurchase of shares	(275,000)	—
Balance – September 30	400,000	550,000
Common shares
Balance – January 1	45,542	51,543
Repurchase of shares	(1,722)	(3,619)
Exercise of options and issuance of restricted stock awards	571	304
Balance – September 30	44,391	48,228
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	3,019	(19,423)
Offering expenses	(9,345)	—
Change in noncontrolling interests	622	7,176
Exercise of options and issuance of restricted stock awards	5,704	12,247
Balance – September 30	—	—
Accumulated other comprehensive income
Balance – January 1	13,622	11,760
Change in net unrealized gains on investments	(9,056)	2,359
Portion of other-than-temporary impairments recognized in other comprehensive income	—	(52)
Balance – September 30	4,566	14,067
Retained earnings
Balance – January 1	3,043,901	2,991,890
Net income	513,326	688,957
Net income attributable to noncontrolling interests	(96,953)	(138,348)
Repurchase of shares	(142,208)	(248,847)
Dividends on common shares	(36,956)	(40,741)
Dividends on preference shares	(19,353)	(26,250)
Balance – September 30	3,261,757	3,226,661
Noncontrolling interest	3,720	3,979
Total shareholders’ equity	$3,714,434	$3,842,935

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows provided by operating activities
Net income	$513,326	$688,957
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	42,423	45,303
Equity in undistributed earnings of other ventures	(12,048)	(12,309)
Net realized and unrealized losses (gains) on investments	26,806	(150,984)
Net other-than-temporary impairments	—	343
Net unrealized gains included in net investment income	(33,836)	(35,963)
Net unrealized losses included in other income (loss)	12,782	10,713
Change in:
Premiums receivable	(244,572)	(229,362)
Prepaid reinsurance premiums	(89,258)	(131,070)
Reinsurance recoverable	43,311	194,539
Deferred acquisition costs	(51,222)	(39,501)
Reserve for claims and claim expenses	(195,668)	(209,674)
Unearned premiums	354,560	370,606
Reinsurance balances payable	68,569	99,253
Other	(49,375)	(65,185)
Net cash provided by operating activities	385,798	535,666
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	6,356,691	6,287,723
Purchases of fixed maturity investments trading	(6,449,697)	(6,886,239)
Proceeds from sales and maturities of fixed maturity investments available for sale	43,564	47,925
Net purchases of equity investments trading	(33,714)	—
Net (purchases) sales of short term investments	(118,126)	170,162
Net sales of other investments	198,101	41,262
Net purchases of investments in other ventures	(2,500)	—
Net purchases of other assets	(994)	(4,204)
Net cash used in investing activities	(6,675)	(343,371)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(36,956)	(40,741)
Dividends paid – preference shares	(19,353)	(26,250)
RenaissanceRe common share repurchases	(140,911)	(257,461)
Net repayment of debt	(100,847)	4,907
Redemption of 6.08% Series C preference shares	(125,000)	—
Redemption of 6.60% Series D preference shares	(150,000)	—
Issuance of 5.375% Series E preference shares, net of expenses	265,655	—
Net third party DaVinciRe share transactions	(116,628)	157,999
Third party investment in redeemable noncontrolling interest	13,000	—
Net cash used in financing activities	(411,040)	(161,546)
Effect of exchange rate changes on foreign currency cash	3,366	1,390
Net (decrease) increase in cash and cash equivalents	(28,551)	32,139
Net (increase) decrease in cash and cash equivalents of discontinued operations	(9,244)	12,169
Cash and cash equivalents, beginning of period	304,145	181,825
Cash and cash equivalents, end of period	$266,350	$226,133

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

•
RenaissanceRe Specialty Risks Ltd., formerly known as Glencoe Insurance Ltd. (“RenaissanceRe Specialty Risks”), is a Bermuda-domiciled excess and surplus lines insurance company that is currently eligible to do business on an excess and surplus lines basis in 49 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. RenaissanceRe Underwriting Managers U.S. LLC, a specialty reinsurance agency domiciled in Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd. ("RenaissanceRe Specialty U.S."), a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and RenaissanceRe Syndicate 1458.

•
On August 30, 2013, the Company entered into a purchase agreement with a subsidiary of Munich-American Holding Corporation (together with applicable affiliates, "Munich") to sell its U.S.-based weather and weather-related energy risk management unit, which principally included RenRe Commodity Advisors LLC ("RRCA"), Renaissance Trading Ltd. ("Renaissance Trading") and RenRe Energy Advisors Ltd. (collectively referred to as "REAL"). REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions. On October 1, 2013, the Company closed the sale of REAL to Munich. The Company has classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented. Refer to “Note 3. Discontinued Operations”, for more information.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012, except as noted below.
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
DISCONTINUED OPERATIONS
The results of operations of substantially all of the Company’s U.S.-based insurance operations and REAL, its U.S.-based weather and weather-related energy risk management unit, each of which has been sold to a separate unaffiliated third party, are classified as held for sale and are reported as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Discontinued Operations. The consolidated financial statements and notes thereto are presented excluding the operations and cash flows of the discontinued operations from the continuing operations of the Company since the Company will not have any significant continuing involvement in the operations after the sale. The financial position and results of operations of discontinued operations are presented as single line items on the consolidated balance sheets and statements of operations, respectively. Certain prior year comparatives have been reclassified to conform to the current year presentation.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Disclosures About Offsetting Assets and Liabilities
In December 2011, the FASB issued Accounting Standard Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 became effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation of the new disclosure required. The Company adopted ASU 2011-11 effective January 1, 2013; since this update is disclosure-related only, the adoption of this guidance did not have a material impact on the Company's consolidated statements of operations and financial position.
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

NOTE 3. DISCONTINUED OPERATIONS
REAL
On August 30, 2013, the Company entered into a purchase agreement with Munich to sell REAL and, on October 1, 2013, the Company closed the sale of REAL to Munich. The Company has classified the assets and liabilities associated with this transaction as held for sale and the financial results are reflected in the Company's consolidated financial statements as “discontinued operations.”  Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations. All prior periods presented have been reclassified to conform to this form of presentation.
Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. The Company recorded a loss on sale of $8.8 million in conjunction with the sale, including related direct expenses to date.
Details of the assets, liabilities and shareholder's equity of discontinued operations held for sale related to REAL at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Assets of discontinued operations held for sale
Fixed maturity investments trading, at fair value
(Amortized cost $Nil and $5,250 at September 30, 2013 and December 31, 2012, respectively)	$—	$5,253
Cash and cash equivalents	30,457	21,213
Other assets	85,099	107,628
Total assets of discontinued operations held for sale	$115,556	$134,094
Liabilities of discontinued operations held for sale
Debt	$1,589	$2,436
Other liabilities	54,686	55,004
Total liabilities of discontinued operations held for sale	56,275	57,440
Shareholder's equity of discontinued operations held for sale
Total shareholder's equity of discontinued operations held for sale	59,281	76,654
Total liabilities and shareholder's equity of discontinued operations held for sale	$115,556	$134,094

Details of the (loss) income from discontinued operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Net investment (loss) income	$(3)	$(16)	$1,150	$2,543
Net foreign exchange (losses) gains	(140)	(186)	849	483
Other (loss) income	(1,001)	171	9,471	(29,416)
Net realized and unrealized (losses) gains on investments	(5)	6	(18)	2
Total revenues	(1,149)	(25)	11,452	(26,388)
Expenses
Operational expenses	30	33	89	125
Corporate expenses	(2)	54	104	161
Total expenses	28	87	193	286
(Loss) income before taxes	(1,177)	(112)	11,259	(26,674)
Income tax benefit (expense)	168	—	(67)	3
(Loss) income from discontinued operations related to REAL	$(1,009)	$(112)	$11,192	$(26,671)
Loss on sale of REAL	(8,770)	—	(8,770)	—
(Loss) income from discontinued operations related to the former U.S.-based insurance operations	$—	$(54)	$—	$1,166
(Loss) income from discontinued operations	$(9,779)	$(166)	$2,422	$(25,505)
As detailed in the table above, (loss) income from discontinued operations presented in the consolidated statements of operations for the three and nine months ended September 30, 2012 includes a loss of $0.1 million and income of $1.2 million, respectively, related to our former U.S.-based insurance operations.
Renaissance Trading Margin Facility and Guarantees
Renaissance Trading, one of the entities acquired by Munich in the REAL transaction, maintains a brokerage facility with a leading prime broker, which has an associated margin facility of $20.0 million.  This margin facility is supported by a $25.0 million guarantee issued by RenaissanceRe.  Interest on amounts outstanding under this facility is at overnight LIBOR plus 200 basis points.  At September 30, 2013, $1.6 million was outstanding under the facility and has been included in liabilities of discontinued operations held for sale.
At September 30, 2013, RenaissanceRe had provided guarantees in the aggregate amount of $318.8 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. Although the margin facility and related guarantee issued by RenaissanceRe, along with the guarantees issued to certain counterparties of Renaissance Trading by RenaissanceRe, remained in effect at September 30, 2013, in conjunction with the purchase agreement of REAL, Munich has agreed, effective October 1, 2013, to indemnify RenaissanceRe against any liabilities, losses and damages that may arise as a result of any transaction between Renaissance Trading and a counterparty that has been provided a guarantee by RenaissanceRe.

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2013	December 31, 2012
U.S. treasuries	$1,322,367	$1,254,547
Agencies	197,047	315,154
Non-U.S. government (Sovereign debt)	353,810	133,198
Non-U.S. government-backed corporate	229,687	349,514
Corporate	1,684,413	1,607,233
Agency mortgage-backed	430,533	399,619
Non-agency mortgage-backed	231,351	230,747
Commercial mortgage-backed	291,284	361,645
Asset-backed	10,745	8,511
Total fixed maturity investments trading	$4,751,237	$4,660,168

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Corporate	$2,413	$322	$(30)	$2,705	$(33)
Agency mortgage-backed	5,142	366	(17)	5,491	—
Non-agency mortgage-backed	12,315	2,504	(7)	14,812	(768)
Commercial mortgage-backed	10,469	1,050	—	11,519	—
Asset-backed	3,752	251	—	4,003	—
Total fixed maturity investments available for sale	$34,091	$4,493	$(54)	$38,530	$(801)

		Included in Accumulated Other Comprehensive Income
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Corporate	$7,065	$1,002	$(93)	$7,974	$(85)
Agency mortgage-backed	8,280	632	—	8,912	—
Non-agency mortgage-backed	14,613	2,989	(10)	17,592	(835)
Commercial mortgage-backed	37,292	7,229	—	44,521	—
Asset-backed	4,195	248	—	4,443	—
Total fixed maturity investments available for sale	$71,445	$12,100	$(103)	$83,442	$(920)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
September 30, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$166,039	$166,583	$—	$—	$166,039	$166,583
Due after one through five years	2,863,742	2,876,147	1,359	1,497	2,865,101	2,877,644
Due after five through ten years	633,863	629,875	647	707	634,510	630,582
Due after ten years	109,894	114,719	406	501	110,300	115,220
Mortgage-backed	938,147	953,168	27,928	31,822	966,075	984,990
Asset-backed	10,482	10,745	3,751	4,003	14,233	14,748
Total	$4,722,167	$4,751,237	$34,091	$38,530	$4,756,258	$4,789,767

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2013	December 31, 2012
Consumer	$39,338	$—
Industrial, utilities and energy	24,057	—
Financials	20,828	58,186
Health care	13,443	—
Basic materials	12,290	—
Communications and technology	4,030	—
Total	$113,986	$58,186

Pledged Investments
At September 30, 2013, $1,702.7 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company's principal letter of credit facility. Of this amount, $649.7 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At September 30, 2013, the Company held $153.7 million (December 31, 2012 - $74.8 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company's consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed maturity investments	$24,423	$25,741	$71,148	$75,934
Short term investments	563	236	1,318	1,006
Equity investments	706	181	1,050	532
Other investments
Hedge funds and private equity investments	14,179	10,383	31,296	28,443
Other	22,735	12,735	32,874	29,295
Cash and cash equivalents	47	63	108	143
	62,653	49,339	137,794	135,353
Investment expenses	(2,722)	(3,204)	(8,498)	(8,628)
Net investment income	$59,931	$46,135	$129,296	$126,725

Net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Gross realized gains	$8,813	$19,891	$60,437	$75,635
Gross realized losses	(22,241)	(2,811)	(41,396)	(13,055)
Net realized (losses) gains on fixed maturity investments	(13,428)	17,080	19,041	62,580
Net unrealized gains (losses) on fixed maturity investments trading	33,405	56,936	(85,338)	83,735
Net realized and unrealized gains (losses) on investments-related derivatives	3,557	(955)	24,488	(2,390)
Net realized gains on equity investments trading	560	—	18,195	—
Net unrealized gains (losses) on equity investments trading	4,378	2,236	(3,174)	7,057
Net realized and unrealized gains (losses) on investments	$28,472	$75,297	$(26,788)	$150,982
Total other-than-temporary impairments	$—	$—	$—	$(395)
Portion recognized in other comprehensive income, before taxes	—	—	—	52
Net other-than-temporary impairments	$—	$—	$—	$(343)

The following table provides an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended September 30, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$218	$4,691	$4,909
Other comprehensive (loss) income before reclassifications	(91)	116	25
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(368)	(368)
Net current-period other comprehensive loss	(91)	(252)	(343)
Ending balance	$127	$4,439	$4,566

	Nine months ended September 30, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$1,625	$11,997	$13,622
Other comprehensive loss before reclassifications	(1,498)	(10)	(1,508)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(7,548)	(7,548)
Net current-period other comprehensive loss	(1,498)	(7,558)	(9,056)
Ending balance	$127	$4,439	$4,566

The following table provides an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$297	$(22)	$41	$(8)	$338	$(30)
Agency mortgage-backed	754	(17)	—	—	754	(17)
Non-agency mortgage-backed	—	—	94	(7)	94	(7)
Total	$1,051	$(39)	$135	$(15)	$1,186	$(54)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$598	$(30)	$440	$(63)	$1,038	$(93)
Non-agency mortgage-backed	—	—	101	(10)	101	(10)
Total	$598	$(30)	$541	$(73)	$1,139	$(103)

At September 30, 2013, the Company held 11 fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2012 - 28), including five fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2012 - 11). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the nine months ended September 30, 2013 and 2012, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the nine months ended September 30, 2013, the Company recognized $Nil other-than-temporary impairments due to the Company’s intent to sell these securities as of September 30, 2013 (2012 – $Nil).
In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2013, the Company recognized $Nil of other-than-temporary impairments due to required sales (2012 – $Nil).
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
Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the nine months ended September 30, 2013, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2012 – $0.3 million and $52 thousand, respectively).

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	Three months ended September 30,
	2013	2012
Beginning balance	$791	$1,404
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reductions:
Securities sold during the period	(38)	(546)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Ending balance	$753	$858

	Nine months ended September 30,
	2013	2012
Beginning balance	$838	$2,370
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	8
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	110
Reductions:
Securities sold during the period	(85)	(1,630)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Ending balance	$753	$858

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,322,367	$1,322,367	$—	$—
Agencies	197,047	—	197,047	—
Non-U.S. government (Sovereign debt)	353,810	—	353,810	—
Non-U.S. government-backed corporate	229,687	—	229,687	—
Corporate	1,687,118	—	1,661,748	25,370
Agency mortgage-backed	436,024	—	436,024	—
Non-agency mortgage-backed	246,163	—	246,163	—
Commercial mortgage-backed	302,803	—	302,803	—
Asset-backed	14,748	—	14,748	—
Total fixed maturity investments	4,789,767	1,322,367	3,442,030	25,370
Short term investments	925,329	—	925,329	—
Equity investments trading	113,986	113,986	—	—
Other investments
Private equity partnerships	327,245	—	—	327,245
Senior secured bank loan funds	19,395	—	—	19,395
Catastrophe bonds	102,141	—	102,141	—
Hedge funds	4,022	—	—	4,022
Miscellaneous other investment	47,967	—	—	47,967
Total other investments	500,770	—	102,141	398,629
Other assets and (liabilities)
Derivatives (1)	3,159	127	3,314	(282)
Other	(8,801)	—	(8,801)	—
Total other assets and (liabilities)	(5,642)	127	(5,487)	(282)
	$6,324,210	$1,436,480	$4,464,013	$423,717

(1) See "Note 12. Derivative Instruments" for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,254,547	$1,254,547	$—	$—
Agencies	315,154	—	315,154	—
Non-U.S. government (Sovereign debt)	133,198	—	133,198	—
Non-U.S. government-backed corporate	349,514	—	349,514	—
Corporate	1,615,207	—	1,587,415	27,792
Agency mortgage-backed	408,531	—	408,531	—
Non-agency mortgage-backed	248,339	—	248,339	—
Commercial mortgage-backed	406,166	—	406,166	—
Asset-backed	12,954	—	12,954	—
Total fixed maturity investments	4,743,610	1,254,547	3,461,271	27,792
Short term investments	821,163	—	821,163	—
Equity investments trading	58,186	58,186	—	—
Other investments
Private equity partnerships	344,669	—	—	344,669
Senior secured bank loan funds	202,929	—	172,334	30,595
Catastrophe bonds	91,310	—	91,310	—
Hedge funds	5,803	—	—	5,803
Total other investments	644,711	—	263,644	381,067
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	2,647	—	—	2,647
Derivatives (1)	4,107	402	3,705	—
Other	7,315	—	(11,551)	18,866
Total other assets and (liabilities)	14,069	402	(7,846)	21,513
	$6,281,739	$1,313,135	$4,538,232	$430,372

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
U.S. treasuries
Level 1 - At September 30, 2013, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.8% and a weighted average credit quality of AA (December 31, 2012 - 0.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2013, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.2% and a weighted average credit quality of AA (December 31, 2012 - 0.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at September 30, 2013 had a weighted average effective yield of 1.6% and a weighted average credit quality of AA (December 31, 2012 - 1.9% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.0% and a weighted average credit quality of AAA at September 30, 2013 (December 31, 2012 - 0.7% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2013, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 2.9% and a weighted average credit quality of BBB (December 31, 2012 - 2.6% and A, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At September 30, 2013, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.5%, a weighted average credit quality of AA and a weighted average life of 5.3 years (December 31, 2012 - 1.3%, AA and 3.3 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced ("TBA") market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At September 30, 2013, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 3.8%, a weighted average credit quality of BBB, and a weighted average life of 4.4 years (December 31, 2012 - 3.6%, BBB and 4.5 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2013 have a weighted average effective yield of 5.1%, a weighted average credit quality of BBB and a weighted average life of 4.2 years (December 31, 2012 - 5.2%, non-investment grade and 4.7 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (”OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at September 30, 2013 have a weighted average effective yield of 2.1%, a weighted average credit quality of AA, and a weighted average life of 3.4 years (December 31, 2012 - 1.7%, AA and 3.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At September 30, 2013, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.8%, a weighted average credit quality of AAA and a weighted average life of 3.4 years (December 31, 2012 - 1.8%, AAA and 3.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - The fair value of the Company's portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
Equity Investments, Classified as Trading
Level 1 - The fair value of the Company's portfolio of equity investments, classified as trading is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including applicable securities exchanges. All data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source was used for each security.
Other investments
Catastrophe bonds
Level 2 - The Company's other investments include investments in catastrophe bonds which are recorded at fair value based on broker or underwriter bid indications.
Other assets and liabilities
Derivatives
Level 1 and Level 2 - Other assets and liabilities include certain other derivatives entered into by the Company. The fair value of these transactions includes certain exchange traded foreign currency forward contracts which are considered Level 1, and certain credit derivatives, determined using standard industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs, including credit spreads, credit ratings of the underlying referenced security, the risk free rate and the contract term.
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at September 30, 2013 of $8.8 million are principally cash settled restricted stock units (“CSRSU”) that form part of the Company's compensation program. The fair value of the Company's CSRSUs is determined using observable exchange traded prices for the Company's common shares.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2013	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$15,116	Discounted cash flow ("DCF")	Credit spread (U)	n/a	n/a	4.5%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.6%
			Dividend rate (O)	n/a	n/a	5.9%
Corporate	10,254	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	25,370
Other investments
Private equity partnerships	327,245	Net asset valuation	Estimated performance (U)	(9.9)%	30.0%	4.2%
Senior secured bank loan funds	19,395	Net asset valuation	Estimated performance (U)	0.2%	0.9%	0.4%
Hedge funds	4,022	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Miscellaneous other investment	47,967	Internal valuation model	Estimated performance (U)	n/a	n/a	1.1%
			Book value multiple (U)	n/a	n/a	1.69
			Liquidity discount (U)	n/a	n/a	11.0%
Total other investments	398,629
Other assets and (liabilities)
Other	(282)	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	(282)
	$423,717

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company's corporate fixed maturity investments is an investment with a fair value of $15.1 million in the preferred equity of a property and casualty insurance group organized to market residential property insurance in North America. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At September 30, 2013, the dividend rate was 5.9%. In addition, the Company has estimated an illiquidity premium of 1.0%, a risk-free rate of 0.6% and a credit spread of 4.5%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company's investment in corporate fixed maturity investments determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, illiquidity premium and the risk-free rate.
In addition, the Company's corporate fixed maturity investments include an investment with a fair value of $10.3 million at September 30, 2013 in the preferred equity of a company that provides insurance for a variety of veterinarian costs, including surgeries, medication and diagnostic testing. The Company measures the fair value of this investment using an internal valuation model and uses a combination of quantitative and qualitative factors, which may include, but are not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts, capital transactions and third party valuations. In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparability of that transaction and incorporate it into its internal valuation model accordingly. Recent private market transactions of investments similar to that held by the Company have been used to determine the fair value of $10.3 million at September 30, 2013, as the Company believes the recent market transactions represent the price that would be received upon the sale of the Company's investment in an orderly transaction among market participants. Consequently, should future relevant private market transactions occur, the Company will re-evaluate the information available used to determine fair value of this investment and record any adjustments to fair value in its consolidated statements of operations.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $327.2 million of investments in private equity partnerships at September 30, 2013 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended September 30, 2013 was negative 9.9% to positive 30.0% with a weighted average of positive 4.2%. The fair value of the Company's investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner's interest.
Senior secured bank loan funds
Level 3 - The Company has $19.4 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in these funds result in a lack of current observable market transactions between the fund participants and the funds, and therefore the Company considers the fair value of its investment in these funds to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that these funds are following fair value principles consistent with GAAP in determining the net asset value.
Hedge funds
Level 3 - The Company has $4.0 million of hedge fund investments that are invested in so called "side pockets" or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods' reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Miscellaneous other investment
Level 3 - At September 30, 2013, the Company has an investment of $48.0 million in the common equity of Essent Group Ltd. ("Essent"), a private U.S. mortgage guaranty insurance company which provides capital to lenders and investors that support financing for homeowner mortgages.  The fair value of Essent is based in part on the net asset position of Essent, as provided by Essent's management, which incorporates both actual and expected results for the current period, and is also based on a multiple of Essent’s net asset position, subject to a liquidity discount.  In estimating the fair value of Essent, the Company also considered various other factors such as recent financial information, the value of capital transactions with Essent, the valuation of Essent's competitors, budgets and future projections about Essent’s financial performance.  During the third quarter of 2013, Essent's management filed details of its planned initial public offering of Essent’s common equity and the Company utilized information available to it as part of the proposed initial public offering to estimate the fair value of Essent at September 30, 2013. The Company subsequently applied a net asset position multiple of 1.69 at September 30, 2013, and an estimated liquidity discount of 11.0% to reflect, among other things, the fact that Essent was a private company at September 30, 2013. The fair value of the Company's investment in Essent is positively correlated to the net asset position and net asset position multiple and negatively correlated to the liquidity discount.
On October 31, 2013, Essent began publicly trading on the New York Stock Exchange ("NYSE"). Using the closing share price of Essent's common stock on November 4, 2013, the value of the Company's 5.0 million common shares of Essent is $110.8 million, excluding any discount that may be applied due to the Company's lock up provision, noted below.  Following the initial public offering, the Company expects its investment in Essent will be included in its portfolio of equity investments trading on its consolidated balance sheet and any realized and unrealized gains or losses related to Essent from the initial public offering price will be included in net realized and unrealized gains (losses) on investments on the Company's consolidated statements of operations in the period in which they occur.  The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the shares of Essent it holds prior to April 28, 2014.

Other assets and liabilities
Other
Level 3 - The fair value of the Company's $0.3 million other liability is obtained through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in a decrease (increase) to the fair value of the Company's other item.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2013	$25,681	$393,704	$625	$420,010
Total unrealized gains (losses)
Included in net investment income	(311)	20,480	—	20,169
Included in other income (loss)	—	—	(625)	(625)
Total realized gains
Included in other income (loss)	—	—	281	281
Total foreign exchange gains	—	1,218	—	1,218
Purchases	—	6,056	(563)	5,493
Settlements	—	(22,829)	—	(22,829)
Balance - September 30, 2013	$25,370	$398,629	$(282)	$423,717
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(311)	$20,480	$—	$20,169
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(625)	$(625)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2013	$27,792	$381,067	$21,513	$430,372
Total unrealized gains (losses)
Included in net investment income	78	31,123	—	31,201
Included in other income (loss)	—	—	(625)	(625)
Total realized losses
Included in other income (loss)	—	—	(2,365)	(2,365)
Total foreign exchange gains	—	801	—	801
Purchases	—	35,252	(563)	34,689
Settlements	(2,500)	(67,856)	—	(70,356)
Reclassified from other assets to other investments	—	18,242	(18,242)	—
Balance - September 30, 2013	$25,370	$398,629	$(282)	$423,717
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$78	$29,913	$—	$29,991
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(625)	$(625)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2012	$27,775	$390,505	$25,104	$443,384
Total unrealized gains (losses)
Included in net investment income	(22)	7,961	—	7,939
Included in other income (loss)	—	—	(310)	(310)
Total realized gains
Included in other income (loss)	—	—	(3,744)	(3,744)
Total foreign exchange gains	—	682	—	682
Purchases	—	10,589	4,164	14,753
Sales	—	(899)	—	(899)
Settlements	—	(15,966)	—	(15,966)
Balance - September 30, 2012	$27,753	$392,872	$25,214	$445,839
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(22)	$7,961	$—	$7,939
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(310)	$(310)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2012	$27,761	$396,526	$19,628	$443,915
Total unrealized gains (losses)
Included in net investment income	(8)	24,055	—	24,047
Included in other income (loss)	—	—	(2,823)	(2,823)
Total realized losses
Included in other income (loss)	—	—	(8,878)	(8,878)
Total foreign exchange gains	—	18	—	18
Purchases	—	29,234	17,287	46,521
Sales	—	(899)	—	(899)
Settlements	—	(56,062)	—	(56,062)
Balance - September 30, 2012	$27,753	$392,872	$25,214	$445,839
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(8)	$24,055	$—	$24,047
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(2,823)	$(2,823)

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
Senior Notes
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At September 30, 2013, the fair value of the 5.75% Senior Notes was $273.3 million (December 31, 2012 - $281.2 million).
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

	September 30, 2013	December 31, 2012
Other investments	$500,770	$644,711
Other (liabilities) assets	$—	$21,513

Included in net investment income for the three and nine months ended September 30, 2013 was net unrealized gains of $22.9 million and $32.6 million, respectively, related to the changes in fair value of other investments (2012 – gains of $14.0 million and $33.5 million, respectively). Net unrealized gains related to the changes in the fair value of other assets and liabilities recorded in other income (loss) were $Nil and $Nil for the three and nine months ended September 30, 2013, respectively (2012 – net unrealized losses of $0.3 million and $2.8 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At September 30, 2013	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$327,245	$70,130	See below	See below	See below
Senior secured bank loan funds	19,395	21,305	See below	See below	See below
Hedge funds	4,022	—	See below	See below	See below
Total other investments measured using net asset valuations	$350,662	$91,435

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
Senior secured bank loan funds – The Company has $19.4 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in the closed end funds would liquidate over 4 to 5 years from inception of the respective fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company's investments in hedge funds at September 30, 2013 are $4.0 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company fully redeemed the remaining non-side pocket investments in hedge funds during June 2012. The Company has retained its interest in the side pocket investments, referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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

The following tables set forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Premiums written
Direct	$12,198	$7,193	$38,848	$27,392
Assumed	170,451	129,166	1,482,442	1,440,454
Ceded	(55,408)	(31,324)	(398,127)	(442,606)
Net premiums written	$127,241	$105,035	$1,123,163	$1,025,240
Premiums earned
Direct	$11,395	$8,844	$32,057	$24,581
Assumed	387,194	373,753	1,134,673	1,072,659
Ceded	(103,872)	(119,974)	(308,869)	(311,536)
Net premiums earned	$294,717	$262,623	$857,861	$785,704
Claims and claim expenses
Gross claims and claim expenses incurred	$66,712	$83,189	$217,705	$168,572
Claims and claim expenses recovered	(5,784)	(9,974)	(25,564)	(30,254)
Net claims and claim expenses incurred	$60,928	$73,215	$192,141	$138,318

NOTE 7. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company's ownership in DaVinciRe was 32.9% at September 30, 2013 (December 31, 2012 - 30.8%).
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
On October 1, 2012, the Company sold a portion of its shares of DaVinciRe to a new third party shareholder for $9.8 million. The Company's ownership in DaVinciRe decreased to 30.8% effective January 1, 2012 as a result of this sale.
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
Effective October 1, 2013, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In addition, effective October 1, 2013, the Company sold a portion of its shares of DaVinciRe to the same new third party shareholder.  The Company sold these shares for $77.4 million.  The Company's ownership in DaVinciRe was 32.9% at September 30, 2013 and subsequent to the above transactions, its ownership interest in DaVinciRe decreased to 27.3% effective January 1, 2013. The Company expects its ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$889,116	$900,878	$968,259	$657,727
Redemption of shares from redeemable noncontrolling interest	(1,095)	—	(187,989)	—
Sale of shares to redeemable noncontrolling interests	583	(1,006)	55,510	155,163
Net income attributable to redeemable noncontrolling interest	43,868	50,950	96,692	137,932
Ending balance	$932,472	$950,822	$932,472	$950,822

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

Effective August 1, 2013 and September 1, 2013, third-party investors subscribed for $4.5 million and $0.5 million, respectively, of the participating, non-voting common shares of Medici, resulting in Fund Holdings' ownership percentage in Medici decreasing to 88.0% at September 30, 2013.
Effective October 1, 2013, third-party investors subscribed for $16.5 million of the participating, non-voting common shares of Medici, resulting in Fund Holdings' ownership percentage in Medici decreasing to 74.1% effective October 1, 2013.
Effective November 1, 2013, a third-party shareholder redeemed $1.3 million of the participating, non-voting common shares of Medici, resulting in Fund Holdings' ownership in Medici increasing to 81.3% effective November 1, 2013. The portion of Medici's earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interest. The Company expects its ownership in Medici to fluctuate over time.
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
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended September 30,	Nine months ended September 30,
	2013	2013
Beginning balance	$8,007	$—
Sale of shares to redeemable noncontrolling interests	5,000	13,000
Net income attributable to redeemable noncontrolling interest	436	443
Ending balance	$13,443	$13,443

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RRCA, both formerly wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. As part of the agreement to sell REAL to Munich (see "Note 3. Discontinued Operations" for additional information), the former general partner of the Angus Fund, REAL, transferred its general partner ownership interest to RRV U.S. Holdings LLC, a wholly owned subsidiary of the Company, representing a $55 thousand investment in the Angus Fund, or a 1.1% ownership interest at September 30, 2013 (December 31, 2012 - $55 thousand and 1.1%, respectively), and RRCA, the former limited partner, transferred its limited partner ownership interest to RenTech U.S. Holdings LLC, a wholly owned subsidiary of the Company, representing a $2.0 million investment in the Angus Fund, or a 35.0% ownership interest at September 30, 2013 (December 31, 2012 - $2.0 million and 35.1%, respectively). There was no gain or loss recognized on the above transactions. The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries. The Angus Fund meets the definition of a VIE, therefore the Company evaluated its ownership in the Angus Fund to determine if it is the primary beneficiary. The Company has concluded it is the primary beneficiary of the Angus Fund as it has the power to direct, and has a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund are consolidated. The portion of the Angus Fund's earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interest. The Company expects its ownership in the Angus Fund to fluctuate over time.

The activity in noncontrolling interest – Angus Fund is detailed in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$3,693	$3,911	$3,991	$3,340
Sale of shares by noncontrolling interest	—	—	—	300
Adjustment of ownership interest	—	—	139	—
Net income (loss) attributable to noncontrolling interest	27	133	(182)	416
Dividends on common shares	—	(65)	(228)	(77)
Ending balance	$3,720	$3,979	$3,720	$3,979

NOTE 8. VARIABLE INTEREST ENTITIES
Upsilon Reinsurance Ltd. ("Upsilon Re")
Effective January 1, 2012, the Company formed and launched a managed joint venture, Upsilon Re, a Bermuda domiciled special purpose insurer ("SPI"), to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year. The original business was written by Renaissance Reinsurance of Europe ("ROE"), a wholly owned subsidiary of RenaissanceRe, and included $37.4 million of gross premiums written incepting between January 1, 2012 and June 1, 2012. A portion of this business was in turn ceded to Upsilon Re under a fully-collateralized retrocessional reinsurance contract, effective January 1, 2012. In conjunction with the formation and launch of Upsilon Re, $16.8 million of non-voting Class B shares were sold to external investors, and the Company invested $48.8 million in Upsilon Re's non-voting Class B shares, representing a 74.5% ownership interest in Upsilon Re. The Class B shareholders participate in substantially all of the profits or losses of Upsilon Re while the Class B shares remain outstanding. The holders of Class B shares indemnify Upsilon Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $17.6 million of capital through a reinsurance participation (a third party quota share agreement) with ROE alongside Upsilon Re. Inclusive of the reinsurance participation, the Company had a 61.4% participation in the original risks assumed by ROE. Both Upsilon Re and the reinsurance participation were managed by RUM in return for an expense override. Through RUM, the Company was eligible to receive a potential underwriting profit commission in respect of Upsilon Re. Upsilon Re is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon Re is consolidated by the Company and all significant inter-company transactions have been eliminated.
During the first nine months of 2013, Upsilon Re redeemed all of its outstanding third party non-voting Class B shares for $23.0 million as a result of the scheduled expiration of certain risks underwritten by Upsilon Re. Following these redemptions, no third-party non-voting Class B Shares remained outstanding.  In addition, the Company has authorized the release of all collateral provided to a third party investor who participated in risks underwritten by ROE related to Upsilon Re through the reinsurance participation.
Timicuan Reinsurance III Limited ("Tim Re III")
Effective June 1, 2012, the Company formed and launched a managed joint venture, Tim Re III, a Bermuda domiciled SPI, to provide collateralized reinsurance in respect of a portfolio of Florida reinstatement premium protection ("RPP") contracts. The original business was written by Renaissance Reinsurance and DaVinci, and included $41.1 million of gross premiums written incepting June 1, 2012 and Renaissance Reinsurance and DaVinci ceded $37.7 million to Tim Re III under a fully-collateralized reinsurance contract. In conjunction with the formation and launch of Tim Re III, $44.8 million of non-voting Class B shares were sold to external investors. Additionally, $10.3 million of the non-voting Class B shares were acquired by the Company, representing an 18.6% ownership interest in Tim Re III. The Class B shareholders participate in substantially all of the profits or losses of Tim Re III while the Class B shares remain outstanding. The holders of Class B shares indemnify Tim Re III against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $5.2 million of capital through a reinsurance participation with Renaissance Reinsurance and DaVinci, alongside Tim Re III. Inclusive of the reinsurance participation, the Company had a 17.1% participation in the original risks assumed by Renaissance Reinsurance and DaVinci related to Tim Re III. Both Tim Re III and the reinsurance participation were managed by RUM. Through RUM, the Company was eligible to receive a potential underwriting profit commission in respect of Tim Re III. Tim Re III is considered a VIE and the Company is considered the primary beneficiary. As a result, Tim Re III is consolidated by the Company and all significant inter-company transactions have been eliminated.
During the first nine months of 2013, Tim Re III redeemed all of its outstanding third party non-voting Class B shares for $66.5 million as a result of the scheduled expiration of the risks underwritten by Tim Re III.  Following these redemptions, no third-party non-voting Class B Shares remained outstanding.  In addition, the Company has authorized the release of all the collateral provided to a third party investor who participated in risks underwritten by Renaissance Reinsurance and DaVinci related to Tim Re III through the reinsurance participation.
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
On July 1, 2013, the Company sold a portion of its shares of Upsilon Re II to a new third party shareholder for $25.0 million. The Company's ownership in Upsilon Re II decreased to 25.8%, inclusive of the related insurance contract, effective July 1, 2013, as a result of this sale.
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

Mona Lisa Re Ltd. ("Mona Lisa Re")
On March 14, 2013, Mona Lisa Re was licensed as a Bermuda domiciled SPI to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal at-risk variable risk notes (the "Notes") to third-party investors. Mona Lisa Re has one issued and outstanding common share at par value $1.00 owned by a third-party trustee.
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company.
The only transactions related to Mona Lisa Re that are recorded in the Company's consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into a ceded reinsurance contract with Mona Lisa Re with gross premiums ceded of $7.9 million and $5.3 million, respectively, and $9.2 million and $6.5 million, respectively, during the three and nine months ended September 30, 2013.
NOTE 9. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.28 per common share to shareholders of record on March 15, 2013, June 14, 2013 and September 13, 2013, respectively. During the nine months ended September 30, 2013, the Company declared and paid $19.4 million in preference share dividends (2012 – $26.3 million) and $37.0 million in common share dividends (2012 - $40.7 million).
During the nine months ended September 30, 2013, the Company repurchased 1.7 million shares in open market transactions, at an aggregate cost of $140.9 million, and at an average share price of $81.85. On August 8, 2013, the Company approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. At September 30, 2013, $489.2 million remained available for repurchase under the Board authorized share repurchase program. See "Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds" for additional information. The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
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
NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(thousands of shares)	2013	2012	2013	2012
Numerator:
Net income available to RenaissanceRe common shareholders	$179,740	$180,660	$397,020	$524,359
Amount allocated to participating common shareholders (1)	(2,539)	(2,787)	(5,740)	(8,395)
Net income allocated to RenaissanceRe common shareholders	$177,201	$177,873	$391,280	$515,964
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	43,330	48,394	43,412	49,683
Per common share equivalents of employee stock options and restricted shares	805	725	835	687
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	44,135	49,119	44,247	50,370
Basic income per RenaissanceRe common share	$4.09	$3.67	$9.01	$10.38
Diluted income per RenaissanceRe common share	$4.01	$3.62	$8.84	$10.24

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.

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
The financial results of the Company's strategic investments, former Insurance segment, discontinued operations related to REAL and current noncontrolling interests are included in the Other category of the Company's segment results. Also included in the Other category of the Company's segment results are the Company's investments in other ventures, investments unit, corporate expenses and capital servicing costs.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company's revenues and expenses is as follows:

Three months ended September 30, 2013	Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$142,695	$39,954	$—	$182,649
Net premiums written	$88,097	$39,014	$130	$127,241
Net premiums earned	$247,461	$47,150	$106	$294,717
Net claims and claim expenses incurred	34,417	28,175	(1,664)	60,928
Acquisition expenses	28,740	8,938	21	37,699
Operational expenses	31,876	12,559	237	44,672
Underwriting income	$152,428	$(2,522)	$1,512	151,418
Net investment income			59,931	59,931
Net foreign exchange gains			488	488
Equity in earnings of other ventures			7,313	7,313
Other income			651	651
Net realized and unrealized gains on investments			28,472	28,472
Corporate expenses			(4,307)	(4,307)
Interest expense			(4,298)	(4,298)
Income from continuing operations before taxes				239,668
Income tax expense			(223)	(223)
Loss from discontinued operations			(9,779)	(9,779)
Net income attributable to noncontrolling interests			(44,331)	(44,331)
Dividends on preference shares			(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders				$179,740

Net claims and claim expenses incurred – current accident year	$43,268	$24,886	$—	$68,154
Net claims and claim expenses incurred – prior accident years	(8,851)	3,289	(1,664)	(7,226)
Net claims and claim expenses incurred – total	$34,417	$28,175	$(1,664)	$60,928

Net claims and claim expense ratio – current accident year	17.5%	52.8%	—%	23.1%
Net claims and claim expense ratio – prior accident years	(3.6)%	7.0%	(1,569.8)%	(2.4)%
Net claims and claim expense ratio – calendar year	13.9%	59.8%	(1,569.8)%	20.7%
Underwriting expense ratio	24.5%	45.5%	243.4%	27.9%
Combined ratio	38.4%	105.3%	(1,326.4)%	48.6%

Nine months ended September 30, 2013	Reinsurance	Lloyd’s	Other	Eliminations (1)	Total
Gross premiums written	$1,339,263	$183,015	$—	$(988)	$1,521,290
Net premiums written	$963,169	$159,581	$413		$1,123,163
Net premiums earned	$730,610	$126,862	$389		$857,861
Net claims and claim expenses incurred	126,243	68,239	(2,341)		192,141
Acquisition expenses	70,005	24,338	132		94,475
Operational expenses	96,745	36,193	509		133,447
Underwriting income	$437,617	$(1,908)	$2,089		437,798
Net investment income			129,296		129,296
Net foreign exchange gains			170		170
Equity in earnings of other ventures			16,920		16,920
Other loss			(2,186)		(2,186)
Net realized and unrealized losses on investments			(26,788)		(26,788)
Corporate expenses			(30,318)		(30,318)
Interest expense			(13,632)		(13,632)
Income from continuing operations before taxes					511,260
Income tax expense			(356)		(356)
Income from discontinued operations			2,422		2,422
Net income attributable to noncontrolling interests			(96,953)		(96,953)
Dividends on preference shares			(19,353)		(19,353)
Net income available to RenaissanceRe common shareholders					$397,020

Net claims and claim expenses incurred – current accident year	$192,569	$71,274	$—		$263,843
Net claims and claim expenses incurred – prior accident years	(66,326)	(3,035)	(2,341)		(71,702)
Net claims and claim expenses incurred – total	$126,243	$68,239	$(2,341)		$192,141

Net claims and claim expense ratio – current accident year	26.4%	56.2%	—%		30.8%
Net claims and claim expense ratio – prior accident years	(9.1)%	(2.4)%	(601.8)%		(8.4)%
Net claims and claim expense ratio – calendar year	17.3%	53.8%	(601.8)%		22.4%
Underwriting expense ratio	22.8%	47.7%	164.8%		26.6%
Combined ratio	40.1%	101.5%	(437.0)%		49.0%

(1)	Represents $1.0 million of gross premiums ceded from the Reinsurance segment to the Lloyd's segment.

Three months ended September 30, 2012	Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$107,637	$28,722	$—	$136,359
Net premiums written	$78,164	$26,982	$(111)	$105,035
Net premiums earned	$230,359	$32,375	$(111)	$262,623
Net claims and claim expenses incurred	47,080	26,331	(196)	73,215
Acquisition expenses	18,258	6,051	129	24,438
Operational expenses	30,856	11,532	(32)	42,356
Underwriting income (loss)	$134,165	$(11,539)	$(12)	122,614
Net investment income			46,135	46,135
Net foreign exchange gains			3,187	3,187
Equity in earnings of other ventures			4,310	4,310
Other loss			(1,053)	(1,053)
Net realized and unrealized gains on investments			75,297	75,297
Corporate expenses			(3,796)	(3,796)
Interest expense			(5,891)	(5,891)
Income from continuing operations before taxes				240,803
Income tax benefit			(144)	(144)
Loss from discontinued operations			(166)	(166)
Net income attributable to noncontrolling interests			(51,083)	(51,083)
Dividends on preference shares			(8,750)	(8,750)
Net income available to RenaissanceRe common shareholders				$180,660

Net claims and claim expenses incurred – current accident year	$64,488	$29,051	$—	$93,539
Net claims and claim expenses incurred – prior accident years	(17,408)	(2,720)	(196)	(20,324)
Net claims and claim expenses incurred – total	$47,080	$26,331	$(196)	$73,215

Net claims and claim expense ratio – current accident year	28.0%	89.7%	—%	35.6%
Net claims and claim expense ratio – prior accident years	(7.6)%	(8.4)%	176.6%	(7.7)%
Net claims and claim expense ratio – calendar year	20.4%	81.3%	176.6%	27.9%
Underwriting expense ratio	21.4%	54.3%	(87.4)%	25.4%
Combined ratio	41.8%	135.6%	89.2%	53.3%

Nine months ended September 30, 2012	Reinsurance	Lloyd’s	Other	Eliminations (1)	Total
Gross premiums written	$1,334,438	$133,836	$—	$(428)	$1,467,846
Net premiums written	$916,171	$109,429	$(360)		$1,025,240
Net premiums earned	$698,473	$87,566	$(335)		$785,704
Net claims and claim expenses incurred	90,892	50,292	(2,866)		138,318
Acquisition expenses	57,742	16,229	186		74,157
Operational expenses	93,246	32,395	414		126,055
Underwriting income (loss)	$456,593	$(11,350)	$1,931		447,174
Net investment income			126,725		126,725
Net foreign exchange gains			3,468		3,468
Equity in earnings of other ventures			16,626		16,626
Other income			730		730
Net realized and unrealized gains on investments			150,982		150,982
Net other-than-temporary impairments			(343)		(343)
Corporate expenses			(12,567)		(12,567)
Interest expense			(17,325)		(17,325)
Income from continuing operations before taxes					715,470
Income tax expense			(1,008)		(1,008)
Income from discontinued operations			(25,505)		(25,505)
Net income attributable to noncontrolling interests			(138,348)		(138,348)
Dividends on preference shares			(26,250)		(26,250)
Net income available to RenaissanceRe common shareholders					$524,359

Net claims and claim expenses incurred – current accident year	$196,263	$63,697	$—		$259,960
Net claims and claim expenses incurred – prior accident years	(105,371)	(13,405)	(2,866)		(121,642)
Net claims and claim expenses incurred – total	$90,892	$50,292	$(2,866)		$138,318

Net claims and claim expense ratio – current accident year	28.1%	72.7%	—%		33.1%
Net claims and claim expense ratio – prior accident years	(15.1)%	(15.3)%	855.5%		(15.5)%
Net claims and claim expense ratio – calendar year	13.0%	57.4%	855.5%		17.6%
Underwriting expense ratio	21.6%	55.6%	(179.1)%		25.5%
Combined ratio	34.6%	113.0%	676.4%		43.1%

(1)	Represents $0.4 million of gross premiums ceded from the Lloyd's segment to the Reinsurance segment.

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
The table below shows the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$231	—	$231	Other assets	$—	$231
Foreign currency forward contracts (1)	8,563	—	8,563	Other assets	—	8,563
Foreign currency forward contracts (2)	1,016	780	236	Other assets	—	236
Credit default swaps	583	70	513	Other assets	310	203
Total	$10,393	$850	$9,543		$310	$9,233

	Derivative Liabilities
At September 30, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$104	—	$104	Other liabilities	$104	$—
Foreign currency forward contracts (1)	4,431	—	4,431	Other liabilities	—	4,431
Foreign currency forward contracts (2)	2,336	780	1,556	Other liabilities	—	1,556
Credit default swaps	81	70	11	Other liabilities	—	11
Other	282	—	282	Other liabilities	—	282
Total	$7,234	$850	$6,384		$104	$6,280

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$441	—	$441	Other assets	$—	$441
Foreign currency forward contracts (1)	7,191	—	7,191	Other assets	—	7,191
Foreign currency forward contracts (2)	2,534	2,296	238	Other assets	—	238
Credit default swaps	784	333	451	Other assets	310	141
Total	$10,950	$2,629	$8,321		$310	$8,011

	Derivative Liabilities
At December 31, 2012	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$41	—	$41	Other liabilities	$41	$—
Foreign currency forward contracts (1)	4,173	—	4,173	Other liabilities	—	4,173
Total	$4,214	$—	$4,214		$41	$4,173

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to "Note 4. Investments" for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2013	2012
Interest rate futures	Net realized and unrealized gains (losses) on investments	$3,291	$(1,087)
Foreign currency forward contracts (1)	Net foreign exchange gains	11,388	13,056
Foreign currency forward contracts (2)	Net foreign exchange gains	(5,016)	(430)
Credit default swaps	Net realized and unrealized gains (losses) on investments	266	127
Other	Other income (loss)	281	—
Total		$10,210	$11,666

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2013	2012
Interest rate futures	Net realized and unrealized gains (losses) on investments	$23,496	$(2,904)
Foreign currency forward contracts (1)	Net foreign exchange gains	512	14,425
Foreign currency forward contracts (2)	Net foreign exchange gains	(3,670)	(2,779)
Credit default swaps	Net realized and unrealized gains (losses) on investments	992	661
Other	Other income (loss)	281	—
Total		$21,611	$9,403

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2013.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At September 30, 2013, the Company had $1,007.6 million of notional long positions and $423.8 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2012 – $377.8 million and $310.7 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company's underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2013, the Company had outstanding underwriting related foreign currency contracts of $262.8 million in notional long positions and $162.8 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $446.2 million and $119.5 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. The fair value of the Company's investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2013, the Company had outstanding investment portfolio related foreign currency contracts of $94.7 million in notional long positions and $175.0 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $176.7 million and $217.4 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2013, the Company had outstanding credit derivatives of $7.1 million in notional long positions and $10.0 million in notional short positions, denominated in U.S. dollars (December 31, 2012 – $46.1 million and $24.0 million, respectively).
Other
The Company has entered into a derivative agreement with a counterparty whereby, following the occurrence of a triggering event as reported by an external agency, the Company will be required to reimburse the counterparty an amount up to the notional amount of $25.0 million. The fair value of this derivative is obtained through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.
NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from the Company's business ventures.  The Company's operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages.  Generally, the Company's direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by the Company's subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company's ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.
Other Items
On May 15, 2013, the Company announced that effective July 1, 2013, Mr. Currie, its Chief Executive Officer, would retire and Mr. Currie's responsibilities would be assumed by Mr. O'Donnell, the Company's President and Chief Underwriting Officer.  As part of this transition, Mr. Currie ceased to serve as an officer and director of the Company on July 1, 2013. Mr. Currie will remain an employee of the Company through February 22, 2014 (the “Separation Date”), the remaining term of Mr. Currie's amended and restated employment agreement. Until the Separation Date, Mr. Currie will continue to receive all payments and benefits set forth in his employment agreement.  At the Separation Date, Mr. Currie will be entitled to the separation payments and benefits as provided in his employment agreement.  In conjunction therewith, in the second quarter of 2013, the Company expensed $16.8 million in total compensation, benefits and other related expenses including the unamortized balance of stock-based compensation Mr. Currie is expected to receive under the terms of his employment agreement and the transition agreement entered into between the Company and Mr. Currie in connection with Mr. Currie's retirement, subject to Mr. Currie's continued compliance with the non-competition and non-interference covenants set forth therein.
NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at September 30, 2013 and December 31, 2012, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$282,340	$25,742	$6,119,430	$—	$6,427,512
Cash and cash equivalents	8,244	9,182	248,924	—	266,350
Investments in subsidiaries	3,214,032	81,121	—	(3,295,153)	—
Due from subsidiaries and affiliates	158,130	42	—	(158,172)	—
Premiums receivable	—	—	735,937	—	735,937
Prepaid reinsurance premiums	—	—	166,340	—	166,340
Reinsurance recoverable	—	—	149,201	—	149,201
Accrued investment income	716	89	26,082	—	26,887
Deferred acquisition costs	—	—	103,844	—	103,844
Other assets	116,429	1,540	347,067	(102,708)	362,328
Assets of discontinued operations held for sale	—	115,556	—	—	115,556
Total assets	$3,779,891	$233,272	$7,896,825	$(3,556,033)	$8,353,955
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,683,709	$—	$1,683,709
Unearned premiums	—	—	754,077	—	754,077
Debt	—	249,407	—	—	249,407
Amounts due to subsidiaries and affiliates	51,946	1,907	—	(53,853)	—
Reinsurance balances payable	—	—	358,988	—	358,988
Other liabilities	17,231	3,317	573,310	(2,708)	591,150
Liabilities of discontinued operations held for sale	—	56,275	—	—	56,275
Total liabilities	69,177	310,906	3,370,084	(56,561)	3,693,606
Redeemable noncontrolling interest – DaVinciRe	—	—	945,915	—	945,915
Shareholders’ Equity
Total shareholders’ equity	3,710,714	(77,634)	3,580,826	(3,499,472)	3,714,434
Total liabilities, noncontrolling interests and shareholders’ equity	$3,779,891	$233,272	$7,896,825	$(3,556,033)	$8,353,955

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$572,139	$49,618	$5,733,637	$—	$6,355,394
Cash and cash equivalents	6,298	1,528	296,319	—	304,145
Investments in subsidiaries	2,864,793	37,202	—	(2,901,995)	—
Due from subsidiaries and affiliates	53,296	117	—	(53,413)	—
Premiums receivable	—	—	491,365	—	491,365
Prepaid reinsurance premiums	—	—	77,082	—	77,082
Reinsurance recoverable	—	—	192,512	—	192,512
Accrued investment income	2,535	69	30,874	—	33,478
Deferred acquisition costs	—	—	52,622	—	52,622
Other assets	175,105	15,754	212,570	(115,493)	287,936
Assets of discontinued operations held for sale	—	134,094	—	—	134,094
Total assets	$3,674,166	$238,382	$7,086,981	$(3,070,901)	$7,928,628
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,879,377	$—	$1,879,377
Unearned premiums	—	—	399,517	—	399,517
Debt	100,000	249,339	—	—	349,339
Amounts due to subsidiaries and affiliates	11,371	5,593	—	(16,964)	—
Reinsurance balances payable	—	—	290,419	—	290,419
Other liabilities	59,730	4,572	414,377	(1,458)	477,221
Liabilities of discontinued operations held for sale	—	57,440	—	—	57,440
Total liabilities	171,101	316,944	2,983,690	(18,422)	3,453,313
Redeemable noncontrolling interest – DaVinciRe	—	—	968,259	—	968,259
Shareholders’ Equity
Total shareholders’ equity	3,503,065	(78,562)	3,135,032	(3,052,479)	3,507,056
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,674,166	$238,382	$7,086,981	$(3,070,901)	$7,928,628

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$294,717	$—	$294,717
Net investment income	1,055	37	59,782	(943)	59,931
Net foreign exchange gains	47	—	441	—	488
Equity in earnings of other ventures	—	—	7,313	—	7,313
Other income	—	—	651	—	651
Net realized and unrealized gains (losses) on investments	373	(18)	28,117	—	28,472
Total revenues	1,475	19	391,021	(943)	391,572
Expenses
Net claims and claim expenses incurred	—	—	60,928	—	60,928
Acquisition expenses	—	—	37,699	—	37,699
Operational expenses	(1,242)	1,574	44,808	(468)	44,672
Corporate expenses	3,599	60	648	—	4,307
Interest expense	—	3,617	681	—	4,298
Total expenses	2,357	5,251	144,764	(468)	151,904
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(882)	(5,232)	246,257	(475)	239,668
Equity in net income of subsidiaries	186,217	2,344	—	(188,561)	—
Income (loss) from continuing operations before taxes	185,335	(2,888)	246,257	(189,036)	239,668
Income tax benefit (expense)	—	801	(1,024)	—	(223)
Income (loss) from continuing operations	185,335	(2,087)	245,233	(189,036)	239,445
Loss from discontinued operations	—	(9,779)	—	—	(9,779)
Net income (loss)	185,335	(11,866)	245,233	(189,036)	229,666
Net income attributable to noncontrolling interests	—	—	(44,331)	—	(44,331)
Net income (loss) attributable to RenaissanceRe	185,335	(11,866)	200,902	(189,036)	185,335
Dividends on preference shares	(5,595)	—	—	—	(5,595)
Net income (loss) attributable to RenaissanceRe common shareholders	$179,740	$(11,866)	$200,902	$(189,036)	$179,740

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$185,335	$(11,866)	$245,233	$(189,036)	$229,666
Change in net unrealized gains on investments	—	—	(343)	—	(343)
Comprehensive income (loss)	185,335	(11,866)	244,890	(189,036)	229,323
Net income attributable to noncontrolling interests	—	—	(44,331)	—	(44,331)
Comprehensive income attributable to noncontrolling interests	—	—	(44,331)	—	(44,331)
Comprehensive income (loss) attributable to RenaissanceRe	$185,335	$(11,866)	$200,559	$(189,036)	$184,992

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$857,861	$—	$857,861
Net investment income	3,273	274	128,590	(2,841)	129,296
Net foreign exchange (losses) gains	(3)	(2)	175	—	170
Equity in earnings of other ventures	—	—	16,920	—	16,920
Other income (loss)	106	—	(2,292)	—	(2,186)
Net realized and unrealized losses on investments	(1,071)	(132)	(25,585)	—	(26,788)
Total revenues	2,305	140	975,669	(2,841)	975,273
Expenses
Net claims and claim expenses incurred	—	—	192,141	—	192,141
Acquisition expenses	—	—	94,475	—	94,475
Operational expenses	(3,705)	5,591	132,029	(468)	133,447
Corporate expenses	28,508	178	1,632	—	30,318
Interest expense	734	10,850	2,048	—	13,632
Total expenses	25,537	16,619	422,325	(468)	464,013
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(23,232)	(16,479)	553,344	(2,373)	511,260
Equity in net income (loss) of subsidiaries	439,605	(1,495)	—	(438,110)	—
Income (loss) from continuing operations before taxes	416,373	(17,974)	553,344	(440,483)	511,260
Income tax benefit (expense)	—	796	(1,152)	—	(356)
Income (loss) from continuing operations	416,373	(17,178)	552,192	(440,483)	510,904
Income from discontinued operations	—	2,422	—	—	2,422
Net income (loss)	416,373	(14,756)	552,192	(440,483)	513,326
Net income attributable to noncontrolling interests	—	—	(96,953)	—	(96,953)
Net income (loss) attributable to RenaissanceRe	416,373	(14,756)	455,239	(440,483)	416,373
Dividends on preference shares	(19,353)	—	—	—	(19,353)
Net income (loss) attributable to RenaissanceRe common shareholders	$397,020	$(14,756)	$455,239	$(440,483)	$397,020

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$416,373	$(14,756)	$552,192	$(440,483)	$513,326
Change in net unrealized gains on investments	—	—	(9,056)	—	(9,056)
Comprehensive income (loss)	416,373	(14,756)	543,136	(440,483)	504,270
Net income attributable to noncontrolling interests	—	—	(96,953)	—	(96,953)
Comprehensive income attributable to noncontrolling interests	—	—	(96,953)	—	(96,953)
Comprehensive income (loss) attributable to RenaissanceRe	$416,373	$(14,756)	$446,183	$(440,483)	$407,317

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$262,623	$—	$262,623
Net investment income	3,293	134	44,688	(1,980)	46,135
Net foreign exchange gains	21	—	3,166	—	3,187
Equity in earnings of other ventures	—	—	4,310	—	4,310
Other income (loss)	2,410	—	(3,463)	—	(1,053)
Net realized and unrealized gains on investments	5,928	438	68,931	—	75,297
Total revenues	11,652	572	380,255	(1,980)	390,499
Expenses
Net claims and claim expenses incurred	—	—	73,215	—	73,215
Acquisition expenses	—	—	24,438	—	24,438
Operational expenses	(1,252)	1,889	41,719	—	42,356
Corporate expenses	3,272	61	463	—	3,796
Interest expense	1,468	3,617	806	—	5,891
Total expenses	3,488	5,567	140,641	—	149,696
Income (loss) before equity in net loss of subsidiaries and taxes	8,164	(4,995)	239,614	(1,980)	240,803
Equity in net income (loss) of subsidiaries	181,246	(1,905)	—	(179,341)	—
Income (loss) from continuing operations before taxes	189,410	(6,900)	239,614	(181,321)	240,803
Income tax benefit (expense)	—	1,477	(1,621)	—	(144)
Income (loss) from continuing operations	189,410	(5,423)	237,993	(181,321)	240,659
Loss from discontinued operations	—	(166)	—	—	(166)
Net income (loss)	189,410	(5,589)	237,993	(181,321)	240,493
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(51,083)	—	(51,083)
Net income (loss) attributable to RenaissanceRe	189,410	(5,589)	186,910	(181,321)	189,410
Dividends on preference shares	(8,750)	—	—	—	(8,750)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$180,660	$(5,589)	$186,910	$(181,321)	$180,660

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income (loss)	$189,410	$(5,589)	$237,993	$(181,321)	$240,493
Change in net unrealized gains on investments	—	—	1,536	—	1,536
Comprehensive income (loss)	189,410	(5,589)	239,529	(181,321)	242,029
Net income attributable to noncontrolling interests	—	—	(51,083)	—	(51,083)
Comprehensive income attributable to noncontrolling interests	—	—	(51,083)	—	(51,083)
Comprehensive income (loss) attributable to RenaissanceRe	$189,410	$(5,589)	$188,446	$(181,321)	$190,946

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$785,704	$—	$785,704
Net investment income	10,887	485	121,358	(6,005)	126,725
Net foreign exchange gains	28	—	3,440	—	3,468
Equity in earnings of other ventures	—	—	16,626	—	16,626
Other income (loss)	2,562	—	(1,832)	—	730
Net realized and unrealized gains on investments	14,444	1,490	135,048	—	150,982
Net other-than-temporary impairments	—	—	(343)	—	(343)
Total revenues	27,921	1,975	1,060,001	(6,005)	1,083,892
Expenses
Net claims and claim expenses incurred	—	—	138,318	—	138,318
Acquisition expenses	—	—	74,157	—	74,157
Operational expenses	(3,866)	5,646	124,275	—	126,055
Corporate expenses	10,951	213	1,403	—	12,567
Interest expense	4,406	10,850	2,069	—	17,325
Total expenses	11,491	16,709	340,222	—	368,422
Income (loss) before equity in net loss of subsidiaries and taxes	16,430	(14,734)	719,779	(6,005)	715,470
Equity in net income (loss) of subsidiaries	534,179	1,021	—	(535,200)	—
Income (loss) from continuing operations before taxes	550,609	(13,713)	719,779	(541,205)	715,470
Income tax (expense) benefit	—	(1,491)	483	—	(1,008)
Income (loss) from continuing operations	550,609	(15,204)	720,262	(541,205)	714,462
Loss from discontinued operations	—	(25,505)	—	—	(25,505)
Net income (loss)	550,609	(40,709)	720,262	(541,205)	688,957
Net income attributable to redeemable noncontrolling interest – DaVinciRe	—	—	(138,348)	—	(138,348)
Net income (loss) attributable to RenaissanceRe	550,609	(40,709)	581,914	(541,205)	550,609
Dividends on preference shares	(26,250)	—	—	—	(26,250)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$524,359	$(40,709)	$581,914	$(541,205)	$524,359

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$550,609	$(40,709)	$720,262	$(541,205)	$688,957
Change in net unrealized gains on investments	—	—	2,359	—	2,359
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	—	(52)	—	(52)
Comprehensive income (loss)	550,609	(40,709)	722,569	(541,205)	691,264
Net income attributable to noncontrolling interests	—	—	(138,348)	—	(138,348)
Comprehensive income attributable to noncontrolling interests	—	—	(138,348)	—	(138,348)
Comprehensive income (loss) attributable to RenaissanceRe	$550,609	$(40,709)	$584,221	$(541,205)	$552,916

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(46,965)	$(7,706)	$440,469	$385,798
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	503,148	84,636	5,768,907	6,356,691
Purchases of fixed maturity investments trading	(344,873)	(67,498)	(6,037,326)	(6,449,697)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	43,564	43,564
Net purchases of equity investments trading	—	—	(33,714)	(33,714)
Net sales (purchases) of short term investments	180,150	10,396	(308,672)	(118,126)
Net sales of other investments	—	—	198,101	198,101
Net purchases of investments in other ventures	—	—	(2,500)	(2,500)
Net purchases of other assets	—	—	(994)	(994)
Dividends and return of capital from subsidiaries	330,097	28,554	(358,651)	—
Contributions to subsidiaries	(327,731)	(37,117)	364,848	—
Due to (from) subsidiary	14,685	(3,611)	(11,074)	—
Net cash provided by (used in) investing activities	355,476	15,360	(377,511)	(6,675)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(36,956)	—	—	(36,956)
Dividends paid – preference shares	(19,353)	—	—	(19,353)
RenaissanceRe common share repurchases	(140,911)	—	—	(140,911)
Net repayment of debt	(100,000)	—	(847)	(100,847)
Redemption of 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Redemption of 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	265,655	—	—	265,655
Third party DaVinciRe share transactions	—	—	(116,628)	(116,628)
Third party investment in redeemable noncontrolling interest	—	—	13,000	13,000
Net cash used in financing activities	(306,565)	—	(104,475)	(411,040)
Effect of exchange rate changes on foreign currency cash	—	—	3,366	3,366
Net increase (decrease) in cash and cash equivalents	1,946	7,654	(38,151)	(28,551)
Net increase in cash and cash equivalents of discontinued operations	—	—	(9,244)	(9,244)
Cash and cash equivalents, beginning of period	6,298	1,528	296,319	304,145
Cash and cash equivalents, end of period	$8,244	$9,182	$248,924	$266,350

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$16,604	$(13,194)	$532,256	$535,666
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	580,563	124,658	5,582,502	6,287,723
Purchases of fixed maturity investments trading	(471,459)	(65,331)	(6,349,449)	(6,886,239)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	47,925	47,925
Net sales (purchases) of short term investments	52,022	(7,756)	125,896	170,162
Net sales of other investments	—	—	41,262	41,262
Net purchases of other assets	—	—	(4,204)	(4,204)
Dividends and return of capital from subsidiaries	520,317	8,299	(528,616)	—
Contributions to subsidiaries	(370,280)	(50,000)	420,280	—
Due to (from) subsidiaries	(6,556)	(611)	7,167	—
Net cash provided by (used in) investing activities	304,607	9,259	(657,237)	(343,371)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(40,741)	—	—	(40,741)
Dividends paid – preference shares	(26,250)	—	—	(26,250)
RenaissanceRe common share repurchases	(257,461)	—	—	(257,461)
Net drawdown of debt	—	—	4,907	4,907
Third party DaVinciRe share transactions	—	—	157,999	157,999
Net cash (used in) provided by financing activities	(324,452)	—	162,906	(161,546)
Effect of exchange rate changes on foreign currency cash	—	—	1,390	1,390
Net (decrease) increase in cash and cash equivalents	(3,241)	(3,935)	39,315	32,139
Net decrease in cash and cash equivalents of discontinued operations	—	—	12,169	12,169
Cash and cash equivalents, beginning of period	10,606	4,920	166,299	181,825
Cash and cash equivalents, end of period	$7,365	$985	$217,783	$226,133

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2013 and 2012, respectively. The following also includes a discussion of our liquidity and capital resources at September 30, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) other income received from our joint ventures, advisory services and various other items.
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
Discontinued Operations
On August 30, 2013, we entered into a purchase agreement with Munich to sell REAL and, on October 1, 2013, we closed the sale of REAL to Munich. We have classified the assets and liabilities associated with this transaction as held for sale and the financial results are reflected in our consolidated financial statements as “discontinued operations.”  Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. All prior periods presented have been reclassified to conform to this form of presentation.
Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. We recorded a loss on sale of $8.8 million in conjunction with the sale, including related direct expenses to date.
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
Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our investment unit which manages and invests the funds generated by our consolidated operations; (3) corporate expenses, capital services costs and noncontrolling interests; (4) the results of our discontinued operations; and (5) the remnants of our Bermuda-based insurance operations.
New Business
From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities, or through new or strengthened strategic relationships. We also regularly evaluate potential strategic opportunities that we believe might utilize our skills, capabilities, proprietary technology and relationships to support possible expansion into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our then current portfolio of risks.
We regularly review potential strategic transactions that might improve our portfolio of business, enhance or focus our strategies, expand our distribution or capabilities, or to seek other benefits. In evaluating potential new ventures or investments, we generally seek an attractive estimated return on investment, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. While we regularly review potential strategic transactions and periodically engage in discussions regarding possible transactions, there can be no assurance that we will complete any such transactions or that any such transaction would be successful or materially enhance our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.

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
Subsequent to June 1, 2013, third-party investors subscribed for the participating, non-voting common shares of Medici, resulting in Fund Holdings' ownership percentage in Medici decreasing to 88.0% at September 30, 2013 and effective October 1, 2013 and November 1, 2013, third-party investors subscribed for additional participating, non-voting common shares of Medici, resulting in Fund Holdings' ownership percentage in Medici decreasing to 81.3% effective November 1, 2013. The portion of Medici's earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interest.
The portion of the Medici's earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interest. We expect our ownership in Medici to fluctuate over time. See "Note 7. Noncontrolling Interests" in our notes to the consolidated financial statements for additional information related to Medici.
RenaissanceRe Underwriting Managers U.S. LLC ("RenaissanceRe Underwriting Managers U.S.")
In July 2013, the Company announced the formation of RenaissanceRe Underwriting Managers U.S., a specialty reinsurance agency based in Connecticut, which will support the growth of new products and services in the U.S. reinsurance specialty market.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Three months ended September 30,	2013	2012	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$182,649	$136,359	$46,290
Net premiums written	127,241	105,035	22,206
Net premiums earned	294,717	262,623	32,094
Net claims and claim expenses incurred	60,928	73,215	(12,287)
Underwriting income	151,418	122,614	28,804
Net investment income	59,931	46,135	13,796
Net realized and unrealized (losses) gains on investments	28,472	75,297	(46,825)
Income from continuing operations	239,445	240,659	(1,214)
Loss from discontinued operations	(9,779)	(166)	(9,613)
Net income	229,666	240,493	(10,827)
Net income available to RenaissanceRe common shareholders	179,740	180,660	(920)

Income from continuing operations available to RenaissanceRe common shareholders per common share - diluted	$4.23	$3.62	$0.61
Loss from discontinued operations available to RenaissanceRe common shareholders per common share - diluted	(0.22)	—	(0.22)
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.01	$3.62	$0.39
Dividends per common share	$0.28	$0.27	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	23.1%	35.6%	(12.5)%
Net claims and claim expense ratio – prior accident years	(2.4)%	(7.7)%	5.3%
Net claims and claim expense ratio – calendar year	20.7%	27.9%	(7.2)%
Underwriting expense ratio	27.9%	25.4%	2.5%
Combined ratio	48.6%	53.3%	(4.7)%

Return on average common equity - annualized	22.2%	22.0%	0.2%

Book value	September 30, 2013	June 30, 2013	Change
Book value per common share	$74.58	$71.38	$3.20
Accumulated dividends per common share	12.84	12.56	0.28
Book value per common share plus accumulated dividends	$87.42	$83.94	$3.48
Change in book value per common share plus change in accumulated dividends	4.9%

Balance sheet highlights	September 30, 2013	June 30, 2013	Change
Total assets	$8,353,955	$8,467,383	$(113,428)
Total shareholders’ equity attributable to RenaissanceRe	$3,710,714	$3,568,297	$142,417

Net income available to RenaissanceRe common shareholders was $179.7 million in the third quarter of 2013, compared to $180.7 million in the third quarter of 2012, a decrease of $0.9 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2013, we generated an annualized return on average common equity of 22.2% and our book value per common share increased from $71.38 at June 30, 2013 to $74.58 at September 30, 2013, a 4.9% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the third quarter of 2013, on a comparative basis to the third quarter of 2012, include:

•
Improved Underwriting Results - our underwriting income of $151.4 million in the third quarter of 2013 increased $28.8 million from $122.6 million in the third quarter of 2012. The increase in underwriting income was primarily driven by a $32.1 million increase in net premiums earned due to growth in gross premiums written principally in the specialty unit and Lloyd's segment, combined with a $12.3 million decrease in net claims and claim expenses driven by a relatively light loss quarter, partially offset by a $13.3 million increase in acquisition expenses primarily arising in the Company's specialty unit;

•
Lower Net Income Attributable to Noncontrolling Interests - our net income attributable to noncontrolling interests was $44.3 million in the third quarter of 2013, compared to $51.1 million in the third quarter of 2012, a decrease of $6.8 million, principally due to lower investment income in DaVinciRe and an increase in the Company's ownership percentage in DaVinciRe from 31.5% at September 30, 2012 to 32.9% at September 30, 2013, consequently reducing net income attributable to noncontrolling interests; and partially offset by

•
Lower Investment Results - net realized and unrealized gains on investments in the third quarter of 2013 deteriorated $46.8 million, to gains of $28.5 million compared to gains of $75.3 million in the third quarter of 2012. Although positive returns were generated in the Company's fixed maturity investment portfolio during the third quarter of 2013, the decrease when compared to the third quarter of 2012 was primarily driven by significant credit spread tightening during the third quarter of 2012. Offsetting this decrease was a $13.8 million increase in net investment income from other investments principally driven by improved returns in our private equity investments and an increase in the fair value of our investment in Essent included in other investments; and

•
Loss from Discontinued Operations - the operating results of our discontinued operations, REAL, have been classified as loss from discontinued operations in the statements of operations and totaled $9.8 million in the third quarter of 2013, compared to a loss of $0.2 million in the third quarter of 2012. Included in the $9.8 million loss from discontinued operations in the third quarter of 2013 is $8.8 million from the loss on sale of REAL, including related direct expenses to date.

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Three months ended September 30,	2013	2012	Change
(in thousands, except percentages)
Gross premiums written	$142,695	$107,637	$35,058
Net premiums written	$88,097	$78,164	$9,933
Net premiums earned	$247,461	$230,359	$17,102
Net claims and claim expenses incurred	34,417	47,080	(12,663)
Acquisition expenses	28,740	18,258	10,482
Operational expenses	31,876	30,856	1,020
Underwriting income	$152,428	$134,165	$18,263

Net claims and claim expenses incurred – current accident year	$43,268	$64,488	$(21,220)
Net claims and claim expenses incurred – prior accident years	(8,851)	(17,408)	8,557
Net claims and claim expenses incurred – total	$34,417	$47,080	$(12,663)

Net claims and claim expense ratio – current accident year	17.5%	28.0%	(10.5)%
Net claims and claim expense ratio – prior accident years	(3.6)%	(7.6)%	4.0%
Net claims and claim expense ratio – calendar year	13.9%	20.4%	(6.5)%
Underwriting expense ratio	24.5%	21.4%	3.1%
Combined ratio	38.4%	41.8%	(3.4)%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $35.1 million, or 32.6%, to $142.7 million in the third quarter of 2013, compared to $107.6 million in the third quarter of 2012, as a result of:

•	a $22.2 million increase in the Company's specialty unit, primarily due to higher quota share premiums in RenaissanceRe Specialty Risks; and

•	a $12.8 million increase in the Company's catastrophe unit primarily reflecting additional quota share premium.
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

Reinsurance Segment Ceded Premiums Written – Ceded premiums written in our Reinsurance segment increased by $25.1 million to $54.6 million in the third quarter of 2013, compared to $29.5 million in the third quarter of 2012, primarily reflecting a number of new ceded transactions entered into during the third quarter of 2013 in our catastrophe unit, including with Mona Lisa Re, a Bermuda domiciled SPI which provides reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which are collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal at-risk variable risk notes to third-party investors.
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $152.4 million in the third quarter of 2013, compared to $134.2 million in the third quarter of 2012, an increase of $18.3 million. In the third quarter of 2013, our Reinsurance segment generated a net claims and claim expense ratio of 13.9%, an underwriting expense ratio of 24.5% and a combined ratio of 38.4%, compared to 20.4%, 21.4% and 41.8%, respectively, in the third quarter of 2012.
The $18.3 million increase in the Reinsurance segment's underwriting result and 3.4 percentage point decrease in the combined ratio was principally due to a $21.2 million decrease in current accident year net claims and claim expenses as a result of a relatively light catastrophe loss quarter and a $17.1 million increase in net premiums earned primarily due to higher gross premiums written in the Reinsurance segment during the preceding twelve months, partially offset by a $10.5 million increase in acquisition expenses and an $8.6 million decrease in favorable development on prior accident years net claims and claim expenses. During the third quarter of 2012, Hurricane Isaac had a net negative impact of $23.1 million, or 12.3 percentage points, on our Reinsurance segment's underwriting result and combined ratio, respectively. In addition, current accident year net claims and claim expenses in the third quarter of 2012 included $16.0 million of estimated ultimate losses related to potential exposure to LIBOR related claims attributable to the then current accident year.
Our Reinsurance segment prior year reserves experienced $8.9 million and $17.4 million of net favorable development in the third quarter of 2013 and 2012, respectively. The favorable development on prior year reserves in the third quarter of 2013 included $6.1 million of favorable development related to our catastrophe reinsurance unit and $2.7 million of favorable development related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $19.0 million and $20.6 million in the third quarter of 2013 and 2012, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 7.7% and 8.9%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $33.5 million and $35.5 million in the third quarter of 2013 and 2012, respectively.

Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Three months ended September 30,	2013	2012	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$55,849	$44,699	$11,150
DaVinci	26,690	25,006	1,684
Total property catastrophe gross premiums written	$82,539	$69,705	$12,834
Net premiums written	$32,380	$40,935	$(8,555)
Net premiums earned	$184,416	$190,806	$(6,390)
Net claims and claim expenses incurred	16,897	11,518	5,379
Acquisition expenses	14,049	12,272	1,777
Operational expenses	24,573	24,185	388
Underwriting income	$128,897	$142,831	$(13,934)

Net claims and claim expenses incurred – current accident year	$23,041	$29,460	$(6,419)
Net claims and claim expenses incurred – prior accident years	(6,144)	(17,942)	11,798
Net claims and claim expenses incurred – total	$16,897	$11,518	$5,379

Net claims and claim expense ratio – current accident year	12.5%	15.4%	(2.9)%
Net claims and claim expense ratio – prior accident years	(3.3)%	(9.4)%	6.1%
Net claims and claim expense ratio – calendar year	9.2%	6.0%	3.2%
Underwriting expense ratio	20.9%	19.1%	1.8%
Combined ratio	30.1%	25.1%	5.0%

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2013, our catastrophe reinsurance gross premiums written increased by $12.8 million, or 18.4%, to $82.5 million, compared to $69.7 million in the third quarter of 2012, primarily reflecting additional quota share premium.
Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our property catastrophe reinsurance gross premiums written in force at September 30, 2013 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in more recent comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity in 2013 reflected, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our catastrophe unit increased $21.4 million to $50.2 million in the third quarter of 2013, compared to $28.8 million in the third quarter of 2012, reflecting a number of new ceded transactions entered into during the third quarter of 2013, including premium ceded to Mona Lisa Re, as discussed above.

Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $128.9 million in the third quarter of 2013, compared to $142.8 million in the third quarter of 2012, a decrease of $13.9 million. In the third quarter of 2013, our catastrophe unit generated a net claims and claim expense ratio of 9.2%, an underwriting expense ratio of 20.9% and a combined ratio of 30.1%, compared to 6.0%, 19.1% and 25.1%, respectively, in the third quarter of 2012.
The $13.9 million decrease in the catastrophe unit's underwriting result and 5.0 percentage point increase in the combined ratio was primarily a result of an $11.8 million decrease in favorable development on prior accident years net claims and claim expenses and a $6.4 million decrease in net premiums earned, partially offset by lower current accident year net claims and claims expenses due to a relatively light catastrophe loss quarter. The decrease in net premiums earned was due to the timing of earned premiums and increased ceded premiums discussed above. During the third quarter of 2012, Hurricane Isaac had a net negative impact of $23.1 million, or 16.3 percentage points, on our catastrophe unit's underwriting result and combined ratio, respectively.
During the third quarter of 2013, we experienced $6.1 million of favorable development on prior year reserves within the catastrophe unit, compared to $17.9 million in the third quarter of 2012, primarily due to $4.7 million and $2.0 million of favorable development related to a reduction in the expected ultimate net loss for the 2008 Hurricanes, Gustav and Ike, and the Tohoku Earthquake, respectively, as reported claims on these events came in better than expected.
The favorable development of $17.9 million in the third quarter of 2012 was primarily due to $16.3 million of favorable development related to reductions in the expected ultimate losses for the 2008 Hurricanes and $10.4 million of favorable development related to a number of small catastrophes, partially offset by adverse development of $8.7 million associated with an increase in reported gross ultimate losses on the Tohoku Earthquake from certain cedants.

Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Three months ended September 30,	2013	2012	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$60,156	37,932	$22,224
Total specialty gross premiums written	$60,156	$37,932	$22,224
Net premiums written	$55,717	$37,229	$18,488
Net premiums earned	$63,045	$39,553	$23,492
Net claims and claim expenses incurred	17,520	35,562	(18,042)
Acquisition expenses	14,691	5,986	8,705
Operational expenses	7,303	6,671	632
Underwriting income (loss)	$23,531	$(8,666)	$32,197

Net claims and claim expenses incurred – current accident year	$20,227	$35,028	$(14,801)
Net claims and claim expenses incurred – prior accident years	(2,707)	534	(3,241)
Net claims and claim expenses incurred – total	$17,520	$35,562	$(18,042)

Net claims and claim expense ratio – current accident year	32.1%	88.6%	(56.5)%
Net claims and claim expense ratio – prior accident years	(4.3)%	1.3%	(5.6)%
Net claims and claim expense ratio – calendar year	27.8%	89.9%	(62.1)%
Underwriting expense ratio	34.9%	32.0%	2.9%
Combined ratio	62.7%	121.9%	(59.2)%

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2013, our specialty reinsurance gross premiums written increased $22.2 million, or 58.6%, to $60.2 million, compared to $37.9 million in the third quarter of 2012, primarily due to a number of new contracts written by RenaissanceRe Specialty.
Specialty Reinsurance Underwriting Results – Our specialty unit generated underwriting income of $23.5 million in the third quarter of 2013, compared to an underwriting loss of $8.7 million in the third quarter of 2012. In the third quarter of 2013, our specialty unit generated a net claims and claim expense ratio of 27.8%, an underwriting expense ratio of 34.9% and a combined ratio of 62.7%, compared to 89.9%, 32.0% and 121.9%, respectively, in the third quarter of 2012.
The $32.2 million increase in underwriting income is primarily due to a $23.5 million increase in net premiums earned as a result of the growth in gross premiums written over the prior twelve months and a $14.8 million decrease in current accident year net claims and claim expenses, partially offset by a $8.7 million increase in acquisition expenses. The increase in acquisition expenses is primarily due to higher net premiums earned and as a result of the mix of business being written by RenaissanceRe Specialty which generally has higher acquisition expenses than the business traditionally written by the Company.

Current accident year net claims and claim expenses in the third quarter of 2013 of $20.2 million were principally the result of the application of our formulaic actuarial reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses. Current accident year net claims and claim expenses in the third quarter of 2012 of $35.0 million were principally comprised of $16.0 million related to estimated ultimate losses related to potential exposure to LIBOR related claims attributable to the then current accident year, with the remainder due to the application of our formulaic actuarial reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The favorable development of $2.7 million in the third quarter of 2013 was primarily driven by reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology, compared to adverse development of $0.5 million in the third quarter of 2012.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Three months ended September 30,	2013	2012	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$36,545	$26,455	$10,090
Catastrophe	3,409	2,267	1,142
Total Lloyd’s gross premiums written	$39,954	$28,722	$11,232
Net premiums written	$39,014	$26,982	$12,032
Net premiums earned	$47,150	$32,375	$14,775
Net claims and claim expenses incurred	28,175	26,331	1,844
Acquisition expenses	8,938	6,051	2,887
Operational expenses	12,559	11,532	1,027
Underwriting loss	$(2,522)	$(11,539)	$9,017

Net claims and claim expenses incurred – current accident year	$24,886	$29,051	$(4,165)
Net claims and claim expenses incurred – prior accident years	3,289	(2,720)	6,009
Net claims and claim expenses incurred – total	$28,175	$26,331	$1,844

Net claims and claim expense ratio – current accident year	52.8%	89.7%	(36.9)%
Net claims and claim expense ratio – prior accident years	7.0%	(8.4)%	15.4%
Net claims and claim expense ratio – calendar year	59.8%	81.3%	(21.5)%
Underwriting expense ratio	45.5%	54.3%	(8.8)%
Combined ratio	105.3%	135.6%	(30.3)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $11.2 million, or 39.1%, to $40.0 million in the third quarter of 2013, compared to $28.7 million in the third quarter of 2012, primarily due to Syndicate 1458 continuing to organically grow its book of business across several of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd's segment generated an underwriting loss of $2.5 million and a combined ratio of 105.3% in the third quarter of 2013, compared to an underwriting loss of $11.5 million and a combined ratio of 135.6%, respectively, in the third quarter of 2012.

Our Lloyd's segment experienced current accident year net claims and claim expenses of $24.9 million in the third quarter of 2013, compared to $29.1 million in the third quarter of 2012, which principally includes attritional loss activity.
The decrease in the underwriting expense ratio to 45.5% in the third quarter of 2013, from 54.3% in the third quarter of 2012, was primarily driven by the increase in net premiums earned without a corresponding increase in operational expenses.
Net Investment Income

Three months ended September 30,	2013	2012	Change
(in thousands)
Fixed maturity investments	$24,423	$25,741	$(1,318)
Short term investments	563	236	327
Equity investments trading	706	181	525
Other investments
Hedge funds and private equity investments	14,179	10,383	3,796
Other	22,735	12,735	10,000
Cash and cash equivalents	47	63	(16)
	62,653	49,339	13,314
Investment expenses	(2,722)	(3,204)	482
Net investment income	$59,931	$46,135	$13,796

Net investment income was $59.9 million in the third quarter of 2013, compared to $46.1 million in the third quarter of 2012. The $13.8 million increase in net investment income was principally due to an increase in the fair value of our investment in Essent included in other investments, and improved returns in our portfolio of private equity investments primarily as a result of the positive performance in public equity markets during the third quarter of 2013.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, though recent interest rate increases have generated net realized and unrealized losses on investments while increasing our portfolio yield. We expect these developments, combined with the current composition of our investment portfolio and other factors, to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $22.9 million in the third quarter of 2013, compared to unrealized gains of $14.0 million in the third quarter of 2012.

Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Three months ended September 30,	2013	2012	Change
(in thousands)
Gross realized gains	$8,813	$19,891	$(11,078)
Gross realized losses	(22,241)	(2,811)	(19,430)
Net realized (losses) gains on fixed maturity investments	(13,428)	17,080	(30,508)
Net unrealized gains on fixed maturity investments trading	33,405	56,936	(23,531)
Net realized and unrealized gains (losses) on investments-related derivatives	3,557	(955)	4,512
Net realized gains on equity investments trading	560	—	560
Net unrealized gains on equity investments trading	4,378	2,236	2,142
Net realized and unrealized gains on investments	$28,472	$75,297	$(46,825)
Total other-than-temporary impairments	—	—	—
Portion recognized in other comprehensive income, before taxes	—	—	—
Net other-than-temporary impairments	$—	$—	$—

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
Net realized and unrealized gains on investments were $28.5 million in the third quarter of 2013, compared to gains of $75.3 million in the third quarter of 2012, a decrease of $46.8 million. This includes net unrealized gains on our fixed maturity investments trading of $33.4 million during the third quarter of 2013 decreased $23.5 million, compared to unrealized gains of $56.9 million in the third quarter of 2012. Although positive returns were generated in our fixed maturity investment portfolio during the third quarter of 2013, the decrease when compared to the third quarter of 2012 was primarily driven by significant credit spread tightening during the third quarter of 2012. In addition, average invested assets were lower in the third quarter of 2013, compared to the third quarter of 2012.
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
Previously, we classified the net realized and unrealized gains (losses) from investments-related derivatives such as interest rate futures and credit derivatives in net investment income on our consolidated statement of operations. However, in order to align the net realized and unrealized (losses) gains of the majority of our fixed maturity investments portfolio with the net realized and unrealized gains (losses) of the investments-related derivatives, we reclassified the investments-related derivatives from net investment income to net realized and unrealized (losses) gains. As a result of this reclassification, included in net realized and unrealized gains on investments of $28.5 million in the third quarter of 2013, is $3.6 million of net realized and unrealized gains on investments-related derivatives, compared to the third quarter of 2012, where net realized and unrealized gains on investments of $75.3 million, included $1.0 million of net realized and unrealized losses on investments-related derivatives.

Equity in Earnings of Other Ventures

Three months ended September 30,	2013	2012	Change
(in thousands)
Tower Hill Companies	$3,885	$1,930	$1,955
Top Layer Re	3,608	4,970	(1,362)
Other	(180)	(2,590)	2,410
Total equity in earnings of other ventures	$7,313	$4,310	$3,003

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the "Tower Hill Companies") and Top Layer Re and was $7.3 million in the third quarter of 2013, compared to $4.3 million in the third quarter of 2012. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other Income (Loss)

Three months ended September 30,	2013	2012	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	30	(3,696)	3,726
Other items	621	2,643	(2,022)
Total other income	$651	$(1,053)	$1,704

In the third quarter of 2013, we generated other income of $0.7 million, compared to an other loss of $1.1 million in the third quarter of 2012.
Corporate Expenses

Three months ended September 30,	2013	2012	Change
(in thousands)
Total corporate expenses	$4,307	$3,796	$511

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $0.5 million to $4.3 million in the third quarter of 2013, compared to $3.8 million in the third quarter of 2012.
Net Income Attributable to Noncontrolling Interests

Three months ended September 30,	2013	2012	Change
(in thousands)
Net income attributable to noncontrolling interests	$(44,331)	$(51,083)	$6,752

Our net income attributable to the noncontrolling interests was $44.3 million in the third quarter of 2013, compared to $51.1 million in the third quarter of 2012. The $6.8 million change is primarily due to lower net income in DaVinciRe, principally driven by lower investment income, and an increase in our ownership in DaVinciRe from 31.5% at September 30, 2012 to 32.9% at September 30, 2013, consequently reducing net income attributable to noncontrolling interests. We expect our ownership in DaVinciRe to fluctuate over time.

Loss from Discontinued Operations

Three months ended September 30,	2013	2012	Change
(in thousands)
Loss from discontinued operations	$(9,779)	$(166)	$(9,613)

Loss from discontinued operations was $9.8 million in the third quarter of 2013, compared to a loss of $0.2 million in the third quarter of 2012. Included in the $9.8 million loss from discontinued operations in the third quarter of 2013 is $8.8 million from the loss on sale of REAL, including related direct expenses to date.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Nine months ended September 30,	2013	2012	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,521,290	$1,467,846	$53,444
Net premiums written	1,123,163	1,025,240	97,923
Net premiums earned	857,861	785,704	72,157
Net claims and claim expenses incurred	192,141	138,318	53,823
Underwriting income	437,798	447,174	(9,376)
Net investment income	129,296	126,725	2,571
Net realized and unrealized (losses) gains on investments	(26,788)	150,982	(177,770)
Income from continuing operations	510,904	714,462	(203,558)
Income (loss) from discontinued operations	2,422	(25,505)	27,927
Net income	513,326	688,957	(175,631)
Net income available to RenaissanceRe common shareholders	397,020	524,359	(127,339)

Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$8.79	$10.75	$(1.96)
Income (loss) from discontinued operations per common share – diluted	0.05	(0.51)	0.56
Net income available to RenaissanceRe common shareholders per common share – diluted	$8.84	$10.24	$(1.40)
Dividends per common share	$0.84	$0.81	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	30.8%	33.1%	(2.3)%
Net claims and claim expense ratio – prior accident years	(8.4)%	(15.5)%	7.1%
Net claims and claim expense ratio – calendar year	22.4%	17.6%	4.8%
Underwriting expense ratio	26.6%	25.5%	1.1%
Combined ratio	49.0%	43.1%	5.9%

Return on average common equity - annualized	16.6%	21.7%	(5.1)%

Book value	September 30, 2013	December 31, 2012	Change
Book value per common share	$74.58	$68.14	$6.44
Accumulated dividends per common share	12.84	12.00	0.84
Book value per common share plus accumulated dividends	$87.42	$80.14	$7.28
Change in book value per common share plus change in accumulated dividends	10.7%

Balance sheet highlights	September 30, 2013	December 31, 2012	Change
Total assets	$8,353,955	$7,928,628	$425,327
Total shareholders’ equity attributable to RenaissanceRe	$3,710,714	$3,503,065	$207,649

Net income available to RenaissanceRe common shareholders was $397.0 million in the first nine months of 2013, compared to $524.4 million in the first nine months of 2012, a decrease of $127.3 million. As a result of our net income available to RenaissanceRe common shareholders in the first nine months of 2013, we generated an annualized return on average common equity of 16.6% and our book value per common share increased from $68.14 at December 31, 2012 to $74.58 at September 30, 2013, a 10.7% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first nine months of 2013, on a comparative basis to the first nine months of 2012, include:

•
Lower Investment Results - net realized and unrealized losses of $26.8 million in the first nine months of 2013, deteriorated $177.8 million from net realized and unrealized gains of $151.0 million in the first nine months of 2012. The deterioration was driven by the Company's fixed maturity investment portfolio as a result of a rising interest rate environment in the first nine months of 2013, compared to significant contraction in credit spreads yielding positive returns from our fixed maturity investment portfolio in the first nine months of 2012; and

•
Lower Underwriting Results - our underwriting income of $437.8 million in the first nine months of 2013 decreased $9.4 million from $447.2 million in the first nine months of 2012. The decrease in underwriting income was primarily driven by a decrease of $49.9 million in favorable development on prior accident years net claims and claim expenses, as discussed below, a $20.3 million increase in acquisition expenses primarily in the specialty unit and Lloyd's segment due to increased gross premiums written, and a $3.9 million increase in current accident year net claims and claim expenses principally due to the European Floods and May 2013 U.S. Tornadoes, partially offset by a $72.2 million increase in net premiums earned due to a combination of higher gross premiums written during the preceding twelve months and a decrease in ceded premiums written principally within the Company's catastrophe unit, as discussed below; partially offset by

•
Net Income Attributable to Noncontrolling Interests - our net income attributable to noncontrolling interests was $97.0 million in the first nine months of 2013, compared to $138.3 million in the first nine months of 2012, a decrease of $41.4 million, principally due to lower investment income in DaVinciRe, and an increase in the Company's ownership percentage in DaVinciRe from 31.5% at September 30, 2012 to 32.9% at September 30, 2013, consequently reducing net income attributable to noncontrolling interests; and

•
Income from Discontinued Operations - our income from discontinued operations was $2.4 million in the first nine months of 2013. Included in income from discontinued operations of $2.4 million in the first nine months of 2013 is $8.8 million from the loss on sale of REAL, including related direct expenses to date. In comparison, the loss from discontinued operations of $25.5 million in the first nine months of 2012, was primarily due to our former weather and energy risk management operations now classified as discontinued operations experiencing trading losses driven by unusually warm weather experienced in parts of the United Kingdom and the United States during the first quarter of 2012.

Net Negative Impact of the European Floods and May 2013 U.S. Tornadoes
Net negative impact from the European Floods and May 2013 U.S. Tornadoes includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, profit commissions and redeemable noncontrolling interest. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of these events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the financial data below for additional information detailing the net negative impact of the European Floods and May 2013 U.S. Tornadoes on our consolidated financial statements for the nine months ended September 30, 2013.

Nine months ended September 30, 2013	European Floods	May 2013 U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,378)	$(26,271)	$(56,649)
Reinstatement premiums earned	6,666	3,157	9,823
Profit commissions	85	374	459
Net negative impact on underwriting result	$(23,627)	$(22,740)	(46,367)
Redeemable noncontrolling interest	3,621	3,968	7,589
Net negative impact	$(20,006)	$(18,772)	$(38,778)
Percentage point impact on consolidated combined ratio	3.2	2.9	6.1

Net impact on Reinsurance segment underwriting result	$(19,647)	$(21,723)	$(41,370)
Net impact on Lloyd's segment underwriting result	(3,980)	(1,017)	(4,997)
Net impact on underwriting result	$(23,627)	$(22,740)	$(46,367)

Underwriting Results by Segment
Reinsurance Segment
Below is a summary of the underwriting results and ratios for our Reinsurance segment followed by an analysis of our catastrophe unit and specialty reinsurance unit underwriting results and ratios:

Reinsurance segment overview
Nine months ended September 30,	2013	2012	Change
(in thousands, except percentages)
Gross premiums written	$1,339,263	$1,334,438	$4,825
Net premiums written	$963,169	$916,171	$46,998
Net premiums earned	$730,610	$698,473	$32,137
Net claims and claim expenses incurred	126,243	90,892	35,351
Acquisition expenses	70,005	57,742	12,263
Operational expenses	96,745	93,246	3,499
Underwriting income	$437,617	$456,593	$(18,976)

Net claims and claim expenses incurred – current accident year	$192,569	$196,263	$(3,694)
Net claims and claim expenses incurred – prior accident years	(66,326)	(105,371)	39,045
Net claims and claim expenses incurred – total	$126,243	$90,892	$35,351

Net claims and claim expense ratio – current accident year	26.4%	28.1%	(1.7)%
Net claims and claim expense ratio – prior accident years	(9.1)%	(15.1)%	6.0%
Net claims and claim expense ratio – calendar year	17.3%	13.0%	4.3%
Underwriting expense ratio	22.8%	21.6%	1.2%
Combined ratio	40.1%	34.6%	5.5%

Reinsurance Segment Gross Premiums Written – Gross premiums written in our Reinsurance segment increased by $4.8 million, or 0.4%, to $1,339.3 million in the first nine months of 2013, compared to $1,334.4 million in the first nine months of 2012, as a result of:

•
a $25.3 million increase in the Company's specialty unit, primarily due to a number of new contracts and higher renewal rates in certain lines of business, including in RenaissanceRe Specialty Risks; and partially offset by

•
a $20.4 million decrease in the Company's catastrophe unit primarily reflecting reduced risk-adjusted pricing in the Florida market as a whole and the non-renewal of a number of contracts during the January and June renewals, partially offset by net positive reinstatement premiums written of $9.8 million during the first nine months of 2013 as a result of the European Floods and May 2013 U.S. Tornadoes (compared to net negative reinstatement premiums written of $23.3 million in the first nine months of 2012 related to the 2011 New Zealand Earthquake, the Tohoku Earthquake and Hurricane Isaac), and $50.9 million of gross premiums written related to increased quota share premium in the first nine months of 2013.

Excluding the impact of the $9.8 million of positive reinstatement premiums written and $23.3 million of negative reinstatement premiums written in the first nine months of 2013 and 2012, respectively, as discussed above, gross premiums written decreased $28.3 million, or 2.1%, primarily due to the reduction in gross premiums written in the catastrophe unit, also discussed above.
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
Reinsurance Segment Ceded Premiums Written – Ceded premiums written in our Reinsurance segment decreased $42.2 million to $376.1 million in the first nine months of 2013, compared to $418.3 million in the first nine months of 2012, primarily reflecting the non-renewal of a number of transactions when we constructed our portfolio during the June renewals, thereby retaining more of the attractive risks given the current market conditions, and the non-renewal of Tim Re III which resulted in $37.7 million of ceded premiums written in the first nine months of 2012, partially offset by the inception of new contracts and the external cession of $37.5 million of premium related to Upsilon Re II during the first nine months of 2013.
Reinsurance Segment Underwriting Results – Our Reinsurance segment generated underwriting income of $437.6 million in the first nine months of 2013, compared to $456.6 million in the first nine months of 2012, a decrease of $19.0 million. In the first nine months of 2013, our Reinsurance segment generated a net claims and claim expense ratio of 17.3%, an underwriting expense ratio of 22.8% and a combined ratio of 40.1%, compared to 13.0%, 21.6% and 34.6%, respectively, in the first nine months of 2012.
The $19.0 million decrease in the Reinsurance segment's underwriting result and 5.5 percentage point increase in the combined ratio was primarily a result of a $39.0 million decrease in favorable development of prior accident years net claims and claim expenses, as discussed below, and a $12.3 million increase in acquisition expenses primarily driven by increased gross premiums written in the specialty unit, partially offset by an increase in net premiums earned of $32.1 million driven by the decrease in ceded premiums written, noted above.
Included in current accident year net claims and claim expenses for the the first nine months of 2013 is$21.7 million and $19.6 million of underwriting losses related to the May 2013 U.S. Tornadoes and European Floods, respectively,
During the first nine months of 2012, Hurricane Isaac had a net negative impact of $23.1 million, or 4.0 percentage points, on our Reinsurance segment's underwriting result and combined ratio, respectively. In addition, current accident year net claims and claim expenses in the first nine months of 2012 included $16.0 million of estimated ultimate losses related to potential exposure to LIBOR related claims attributable to the current accident year.
Our Reinsurance segment prior year reserves experienced $66.3 million and $105.4 million of net favorable development in the first nine months of 2013 and 2012, respectively. The favorable development on prior year reserves in the first nine months of 2013 included $43.1 million of favorable development related to our catastrophe reinsurance unit and $23.3 million of favorable development related to our specialty reinsurance unit, as discussed below in the underwriting results of the catastrophe and specialty units, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $59.3 million and $57.5 million in the first nine months of 2013 and 2012, respectively, and resulted in a corresponding decrease to the Reinsurance segment underwriting expense ratio of 8.1% and 8.2%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Reinsurance segment was $101.6 million and $102.7 million in the first nine months of 2013 and 2012, respectively.

Catastrophe
Below is a summary of the underwriting results and ratios for our catastrophe unit:

Catastrophe unit overview
Nine months ended September 30,	2013	2012	Change
(in thousands, except percentages)
Property catastrophe gross premiums written
Renaissance	$733,928	$720,220	$13,708
DaVinci	404,310	438,463	(34,153)
Total property catastrophe gross premiums written	$1,138,238	$1,158,683	$(20,445)
Net premiums written	$774,585	$747,684	$26,901
Net premiums earned	$571,550	$576,498	$(4,948)
Net claims and claim expenses incurred	72,520	27,780	44,740
Acquisition expenses	37,866	41,436	(3,570)
Operational expenses	74,287	72,758	1,529
Underwriting income	$386,877	$434,524	$(47,647)

Net claims and claim expenses incurred – current accident year	$115,586	$113,864	$1,722
Net claims and claim expenses incurred – prior accident years	(43,066)	(86,084)	43,018
Net claims and claim expenses incurred – total	$72,520	$27,780	$44,740

Net claims and claim expense ratio – current accident year	20.2%	19.8%	0.4%
Net claims and claim expense ratio – prior accident years	(7.5)%	(15.0)%	7.5%
Net claims and claim expense ratio – calendar year	12.7%	4.8%	7.9%
Underwriting expense ratio	19.6%	19.8%	(0.2)%
Combined ratio	32.3%	24.6%	7.7%

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2013, our catastrophe reinsurance gross premiums written decreased by $20.4 million, or 1.8%, to $1,138.2 million, compared to $1,158.7 million in the first nine months of 2012, primarily reflecting reduced risk-adjusted pricing in the Florida market as a whole and the non-renewal of a number of contracts during the January and June renewals, partially offset by net positive reinstatement premiums written of $9.8 million during the first nine months of 2013 as a result of the European Floods and May 2013 U.S. Tornadoes (compared to net negative reinstatement premiums written of $23.7 million in the first nine months of 2012 related to the 2011 New Zealand Earthquake, the Tohoku Earthquake and Hurricane Isaac), and $50.9 million of gross premiums written related to increased quota share premium in the first nine months of 2013.
Excluding the impact of the $9.8 million of positive reinstatement premiums written and $23.7 million of negative reinstatement premiums written in the first nine months of 2013 and 2012, respectively, as discussed above, gross premiums written decreased $54.0 million, or 4.6% primarily due to the reduction in gross premiums written in the catastrophe unit, also discussed above.
Our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our property catastrophe reinsurance gross premiums written in force at September 30, 2013 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in more recent comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity in the first nine months of 2013 reflected, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our catastrophe unit decreased $47.3 million to $363.7 million in the first nine months of 2013, compared to $411.0 million in the first nine months of 2012, primarily reflecting the non-renewal of a number of transactions when we constructed our portfolio during the June renewals, thereby retaining more of the attractive risks given the current market conditions, and the non-renewal of Tim Re III which resulted in $37.7 million of ceded premiums written in the first nine months of 2012, partially offset by the inception of new contracts and the external cession of $37.5 million of premium related to Upsilon Re II during the first nine months of 2013.
Catastrophe Reinsurance Underwriting Results – Our catastrophe unit generated underwriting income of $386.9 million in the first nine months of 2013, compared to $434.5 million in the first nine months of 2012, a decrease of $47.6 million. In the first nine months of 2013, our catastrophe unit generated a net claims and claim expense ratio of 12.7%, an underwriting expense ratio of 19.6% and a combined ratio of 32.3%, compared to 4.8%, 19.8% and 24.6%, respectively, in the first nine months of 2012.
The $47.6 million decrease in the catastrophe unit's underwriting result and 7.7 percentage point increase in the combined ratio were principally due to a decrease in favorable development on prior accident years net claims and claim expenses of $43.0 million, as discussed below.
Included in underwriting results for the catastrophe unit in the first nine months of 2013 are $19.6 million and $21.7 million of underwriting losses related to the European Floods and May 2013 U.S. Tornadoes, respectively. In comparison, the first nine months of 2012 included Hurricane Isaac with underwriting losses of $23.1 million included in our catastrophe unit's underwriting result.
During the first nine months of 2013, we experienced $43.1 million of favorable development on prior year reserves within the catastrophe unit, compared to $86.1 million in the first nine months of 2012, primarily due to $12.8 million, $7.3 million and $5.2 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes, Gustav and Ike, Windstorm Kyrill of 2007 and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $26.1 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development of $5.9 million and $2.6 million associated with an increase in reported gross ultimate losses on a 2012 U.S. wind and thunderstorm event and Hurricane Isaac, respectively.
The favorable development of $86.1 million in the first nine months of 2012 was primarily due to $17.3 million related to the 2007 U.K Floods, $16.3 million related to the 2008 Hurricanes, $5.0 million related to the 2011 Danish Floods, $5.0 million related to the 2005 Hurricanes, $4.6 million related to Hurricane Irene, $3.9 million related to the 2011 Thailand Floods, $3.3 million related to the Tohoku Earthquake, and $5.9 million related to actuarial assumption changes, with the remainder due to better than expected claims emergence associated with a number of other catastrophes, partially offset by adverse development on the 2011 New Zealand Earthquake of $7.5 million.

Specialty
Below is a summary of the underwriting results and ratios for our specialty reinsurance unit:

Specialty unit overview
Nine months ended September 30,	2013	2012	Change
(in thousands, except percentages)
Specialty gross premiums written
Renaissance	$198,340	173,255	$25,085
DaVinci	2,685	2,500	185
Total specialty gross premiums written	$201,025	$175,755	$25,270
Net premiums written	$188,584	$168,487	$20,097
Net premiums earned	$159,060	$121,975	$37,085
Net claims and claim expenses incurred	53,723	63,112	(9,389)
Acquisition expenses	32,139	16,306	15,833
Operational expenses	22,458	20,488	1,970
Underwriting income	$50,740	$22,069	$28,671

Net claims and claim expenses incurred – current accident year	$76,983	$82,399	$(5,416)
Net claims and claim expenses incurred – prior accident years	(23,260)	(19,287)	(3,973)
Net claims and claim expenses incurred – total	$53,723	$63,112	$(9,389)

Net claims and claim expense ratio – current accident year	48.4%	67.6%	(19.2)%
Net claims and claim expense ratio – prior accident years	(14.6)%	(15.9)%	1.3%
Net claims and claim expense ratio – calendar year	33.8%	51.7%	(17.9)%
Underwriting expense ratio	34.3%	30.2%	4.1%
Combined ratio	68.1%	81.9%	(13.8)%

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2013, our specialty reinsurance gross premiums written increased $25.3 million, or 14.4%, to $201.0 million, compared to $175.8 million in the first nine months of 2012, primarily due to a number of new contracts and higher renewal rates across certain lines of business, including within RenaissanceRe Specialty Risks.
Specialty Reinsurance Underwriting Results – Our specialty unit generated underwriting income of $50.7 million in the first nine months of 2013, compared to $22.1 million in the first nine months of 2012. The $28.7 million increase in underwriting income is primarily due to a $37.1 million increase in net premiums earned as a result of the growth in gross premiums written over the prior twelve months and a $9.4 million decrease in net claims and claim expenses, partially offset by a $15.8 million increase in acquisition expenses due to higher net premiums earned.
In the first nine months of 2013, our specialty unit generated a net claims and claim expense ratio of 33.8%, an underwriting expense ratio of 34.3% and a combined ratio of 68.1%, compared to 51.7%, 30.2% and 81.9%, respectively, in the first nine months of 2012.
Current accident year net claims and claim expenses of $77.0 million were principally the result of the application of our formulaic actuarial reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The favorable development of $23.3 million in the first nine months of 2013 was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $12.8 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
Favorable development of $19.3 million within our specialty reinsurance unit in the first nine months of 2012 included $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, $2.0 million favorable development on the 2005 Hurricanes and $7.9 million due to reported losses developing more favorably than expected during the first nine months of 2012 on prior accident years events, partially offset by $5.0 million of adverse development related to estimated ultimate losses related to potential exposure to LIBOR related claims.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s segment overview
Nine months ended September 30,	2013	2012	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$145,509	$98,709	$46,800
Catastrophe	37,506	35,127	2,379
Total Lloyd’s gross premiums written	$183,015	$133,836	$49,179
Net premiums written	$159,581	$109,429	$50,152
Net premiums earned	$126,862	$87,566	$39,296
Net claims and claim expenses incurred	68,239	50,292	17,947
Acquisition expenses	24,338	16,229	8,109
Operational expenses	36,193	32,395	3,798
Underwriting loss	$(1,908)	$(11,350)	$9,442

Net claims and claim expenses incurred – current accident year	$71,274	$63,697	$7,577
Net claims and claim expenses incurred – prior accident years	(3,035)	(13,405)	10,370
Net claims and claim expenses incurred – total	$68,239	$50,292	$17,947

Net claims and claim expense ratio – current accident year	56.2%	72.7%	(16.5)%
Net claims and claim expense ratio – prior accident years	(2.4)%	(15.3)%	12.9%
Net claims and claim expense ratio – calendar year	53.8%	57.4%	(3.6)%
Underwriting expense ratio	47.7%	55.6%	(7.9)%
Combined ratio	101.5%	113.0%	(11.5)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd's segment increased by $49.2 million, or 36.7%, to $183.0 million in the first nine months of 2013, compared to $133.8 million in the first nine months of 2012, primarily due to Syndicate 1458 continuing to organically grow its book of business across several of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd's segment incurred an underwriting loss of $1.9 million and a combined ratio of 101.5% in the first nine months of 2013, compared to an underwriting loss of $11.4 million and a combined ratio of 113.0%, respectively, in the first nine months of 2012. Our Lloyd's segment experienced current accident year net claims and claim expenses of $71.3 million during the first nine months of 2013, compared to $63.7 million in the first nine months of 2012, which includes $4.0 million and

$1.0 million related to the European Floods and May 2013 U.S. Tornadoes, respectively, with the remainder primarily related to attritional loss activity.
Operational expenses increased $3.8 million to $36.2 million in the first nine months of 2013, compared to the first nine months of 2012, and principally include compensation and related operating expenses. Acquisition expenses increased $8.1 million to $24.3 million in the first nine months of 2013, compared to the first nine months of 2012, primarily due to the increase in gross premiums written in our Lloyd's segment, as discussed above. The decrease in the underwriting expense ratio to 47.7% in the first nine months of 2013, from 55.6% in the first nine months of 2012, was primarily driven by the increase in net premiums earned which increased at a higher rate than the increase in underwriting expenses.
The favorable development of $3.0 million and $13.4 million within our Lloyd's segment in the first nine months of 2013 and 2012, respectively, was primarily related to decreases in estimated ultimate losses due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
Net Investment Income

Nine months ended September 30,	2013	2012	Change
(in thousands)
Fixed maturity investments	$71,148	$75,934	$(4,786)
Short term investments	1,318	1,006	312
Equity investments trading	1,050	532	518
Other investments
Hedge funds and private equity investments	31,296	28,443	2,853
Other	32,874	29,295	3,579
Cash and cash equivalents	108	143	(35)
	137,794	135,353	2,441
Investment expenses	(8,498)	(8,628)	130
Net investment income	$129,296	$126,725	$2,571

Net investment income was $129.3 million in the first nine months of 2013, compared to $126.7 million in the first nine months of 2012. The $2.6 million increase in net investment income was primarily driven by a $6.4 million increase related to our portfolio of other investments principally driven by higher returns in our private equity investments as a result of improved equity market prices and by an increase in the fair value of our investment in Essent included in other investments, partially offset by lower returns in our fixed maturity investment portfolio.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, though recent interest rate increases have generated net realized and unrealized losses on investments while increasing our portfolio yield. We expect these developments, combined with the current composition of our investment portfolio and other factors, to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $32.6 million in the first nine months of 2013, compared to unrealized gains of $33.5 million in the first nine months of 2012.
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

Net Realized and Unrealized (Losses) Gains on Investments and Net Other-Than-Temporary Impairments

Nine months ended September 30,	2013	2012	Change
(in thousands)
Gross realized gains	$60,437	$75,635	$(15,198)
Gross realized losses	(41,396)	(13,055)	(28,341)
Net realized gains on fixed maturity investments	19,041	62,580	(43,539)
Net unrealized (losses) gains on fixed maturity investments trading	(85,338)	83,735	(169,073)
Net realized and unrealized gains (losses) on investments-related derivatives	24,488	(2,390)	26,878
Net realized gains on equity investments trading	18,195	—	18,195
Net unrealized (losses) gains on equity investments trading	(3,174)	7,057	(10,231)
Net realized and unrealized (losses) gains on investments	$(26,788)	$150,982	$(177,770)
Total other-than-temporary impairments	—	(395)	395
Portion recognized in other comprehensive income, before taxes	—	52	(52)
Net other-than-temporary impairments	$—	$(343)	$343

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
Net realized and unrealized losses on investments were $26.8 million in the first nine months of 2013, compared to gains of $151.0 million in the first nine months of 2012, a decrease of $177.8 million. The net unrealized losses on our fixed maturity investments trading of $85.3 million during the first nine months of 2013 decreased $169.1 million, compared to unrealized gains of $83.7 million in the first nine months of 2012, primarily due to a rising interest rate environment during the first nine months of 2013, compared to the first nine months of 2012 where significant contraction in credit spreads yielded positive returns from our fixed maturity investment portfolio. In addition, realized gains on equity investments trading of $18.2 million was principally the result of the sale of substantially all of our portfolio of internally managed public equity investments trading during the first quarter of 2013.
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
Previously, we classified the net realized and unrealized gains (losses) from investments-related derivatives such as interest rate futures and credit derivatives in net investment income on our consolidated statement of operations. However, in order to align the net realized and unrealized (losses) gains of the majority of our fixed maturity investments portfolio with the net realized and unrealized gains (losses) of the investments-related derivatives, we reclassified the investments-related derivatives from net investment income to net realized and unrealized (losses) gains. As a result of this reclassification, included in net realized and unrealized losses on investments of $26.8 million in the first nine months of 2013, is $24.5 million of net realized and unrealized gains on investments-related derivatives, compared to the first nine months of 2012, where net realized and unrealized gains on investments of $151.0 million included $2.4 million of net realized and unrealized losses on investments-related derivatives.
Equity in Earnings of Other Ventures

Nine months ended September 30,	2013	2012	Change
(in thousands)
Top Layer Re	$10,462	$14,820	$(4,358)
Tower Hill Companies	7,281	4,791	2,490
Other	(823)	(2,985)	2,162
Total equity in earnings of other ventures	$16,920	$16,626	$294

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and the Tower Hill Companies and was $16.9 million in the first nine months of 2013, compared to $16.6 million in the first nine months of 2012. The equity in earnings from the Tower Hill Companies is recorded one quarter in arrears.
Other Income (Loss)

Nine months ended September 30,	2013	2012	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(2,543)	$(1,393)	$(1,150)
Other items	357	2,123	(1,766)
Total other income (loss)	$(2,186)	$730	$(2,916)

In the first nine months of 2013, we incurred an other loss of $2.2 million, compared to generating other income of $0.7 million in the first nine months of 2012.
Corporate Expenses

Nine months ended September 30,	2013	2012	Change
(in thousands)
Total corporate expenses	$30,318	$12,567	$17,751

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased to $30.3 million in the first nine months of 2013, compared to $12.6 million in the first nine months of 2012, primarily driven by the senior management transition changes announced during the second quarter of 2013.
Net Income Attributable to Noncontrolling Interests

Nine months ended September 30,	2013	2012	Change
(in thousands)
Net income attributable to noncontrolling interests	$(96,953)	$(138,348)	$41,395

Our net income attributable to the noncontrolling interests was $97.0 million in the first nine months of 2013, compared to $138.3 million in the first nine months of 2012. The $41.4 million change is primarily due to lower net income in DaVinciRe, principally driven by lower investment income, and an increase in our ownership in DaVinciRe from 31.5% at September 30, 2012 to 32.9% at September 30, 2013, consequently reducing net income attributable to noncontrolling interests. We expect our ownership in DaVinciRe to fluctuate over time.

Income (Loss) from Discontinued Operations

Nine months ended September 30,	2013	2012	Change
(in thousands)
Income (loss) from discontinued operations	$2,422	$(25,505)	$27,927

Income from discontinued operations was $2.4 million in the first nine months of 2013, compared to a loss of $25.5 million in the first nine months of 2012. Included in income from discontinued operations of $2.4 million in the first nine months of 2013 is $11.2 million of income related to the operations of REAL, and partially offset by $8.8 million from the loss on sale of REAL, including related direct expenses to date. In comparison, the loss from discontinued operations of $25.5 million in the first nine months of 2012, was primarily due to REAL experiencing trading losses driven by unusually warm weather experienced in parts of the United Kingdom and the United States during the first quarter of 2012.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority ("BMA") for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At September 30, 2013, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.1 billion (December 31, 2012 - $3.1 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $565.2 million (December 31, 2012 - $554.8 million). During the nine months ended September 30, 2013, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received of $342.1 million, $19.8 million and $Nil, respectively (2012 - $252.0 million, $123.5 million and $Nil, respectively).
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its enhanced capital requirement ("ECR") which is established by reference to the Bermuda Solvency Capital Requirement ("BSCR") model. The BSCR is a standard mathematical model designed to give the BMA more advanced methods for determining an insurer's capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the Minimum Solvency Margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA's oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer's Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer's risk profile deviates significantly from the assumptions underlying its ECR or the insurer's assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2012 BSCR for RenaissanceRe Specialty Risks, Renaissance Reinsurance and DaVinci were filed with the BMA in advance of the respective deadline and each company exceeded its respective target level of required capital.

RenaissanceRe Corporate Capital (UK) Limited and Syndicate 1458 are subject to oversight by the Council of Lloyd's. RenaissanceRe Syndicate Management Limited is subject to regulation by the Prudential Regulation Authority and Financial Conduct Authority, under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd's ("FAL"). This amount is determined by Lloyd's and is based on Syndicate 1458's solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd's Central Fund provides an additional level of security for policyholders. At September 30, 2013, the FAL requirement set by Lloyd's for Syndicate 1458 is £183.2 million based on its business plan, approved in November 2012 (2012 - £93.8 million based on its business plan, approved November 2011). Actual FAL posted for Syndicate 1458 at September 30, 2013 by RenaissanceRe CCL is $222.0 million and £48.0 million supported 100% by letters of credit (2012 - $118.5 million and £24.5 million).
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
Cash Flows

Nine months ended September 30,	2013	2012
(in thousands)
Net cash provided by operating activities	$385,798	$535,666
Net cash used in investing activities	(6,675)	(343,371)
Net cash used in financing activities	(411,040)	(161,546)
Effect of exchange rate changes on foreign currency cash	3,366	1,390
Net (decrease) increase in cash and cash equivalents	(28,551)	32,139
Net (increase) decrease in cash and cash equivalents of discontinued operations	(9,244)	12,169
Cash and cash equivalents, beginning of period	304,145	181,825
Cash and cash equivalents, end of period	$266,350	$226,133

During the nine months ended September 30, 2013, our cash and cash equivalents decreased $28.6 million, to $266.4 million at September 30, 2013, compared to $304.1 million at December 31, 2012, which excludes an increase of $9.2 million in cash and cash equivalents related to discontinued operations held for sale. The following discussion of our cash flows includes the results of operations and financial position of our discontinued operations held for sale at September 30, 2013, related to the sale of REAL.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2013 were $385.8 million, compared to $535.7 million during the nine months ended September 30, 2012. Cash flows provided by operating activities during the nine months ended September 30, 2013 were primarily the result of certain adjustments to reconcile our net income of $513.3 million to net cash provided by operating activities, including: an increase in unearned premiums of $354.6 million due to the timing of our gross premiums written; a $68.6 million increase in reinsurance balances payable due to the timing of our premiums ceded; and a reduction in reinsurance recoverable of $43.3 million primarily due to the collection of those balances; and partially offset by an increase in premiums receivable and deferred acquisition costs of $244.6 million and $51.2 million, respectively, due to gross premiums written primarily during the first nine months of 2013; a decrease in our reserve for claims and claim expenses of $195.7 million driven by the payment of claims and by favorable development on prior accident years net claims and claims expenses during the nine months ended September 30, 2013; and an increase in our prepaid reinsurance premiums of $89.3 million due to the timing of, and increase in, our premiums ceded. As discussed under “Summary of Results of Operations”, we generated relatively lower underwriting income and investment results in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, which contributed to the decrease in cash flows provided by operating activities. A portion of the cash provided by operating activities was used in our financing activities, as noted below.
Cash flows used in investing activities. During the nine months ended September 30, 2013, our cash flows used in investing activities were $6.7 million, principally reflecting our net purchases and maturities of fixed maturity investments of $49.4 million, net purchases of short term investments of $118.1 million and net purchase of $33.7 million pursuant to a public equity securities mandate with a third party investment manager. These purchases were partially offset by net sales of other investments of $198.1 million which principally related to the redemption of certain senior secured bank loan funds, with the proceeds being allocated to the purchase of bank loan portfolios included in our portfolio of fixed maturity investments and short term investments, as noted above.
Cash flows used in financing activities. Our cash flows used in financing activities in the nine months ended September 30, 2013 were $411.0 million, and were principally the result of the redemption of our remaining 6 million Series D Preference Shares for $150.0 million and 5 million Series C Preference Shares for $125.0 million, or a total of $275.0 million, the settlement of $140.9 million of common share repurchases, the repayment of $100.0 million of our 5.875% Senior Notes upon their scheduled maturity of February 15, 2013, the payment of $37.0 million and $19.4 million in dividends to our common and preferred shareholders, respectively, and net outflows of $116.6 million related to the return of capital to third party shareholders in DaVinciRe. Offsetting these outflows was an inflow of $265.7 million through the issuance of 11 million Series E Preference Shares, net of related offering expenses.
During the first nine months of 2012, our cash and cash equivalents increased $32.1 million, to $249.1 million at September 30, 2012, compared to $217.0 million at December 31, 2011, which excludes a decrease of $12.2 million in cash and cash equivalents related to discontinued operations held for sale. The following discussion of our cash flows includes the results of operations and financial position of our discontinued operations held for sale at September 30, 2012, related to the sale of REAL.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first nine months of 2012 were $535.7 million, compared to $194.5 million in the first nine months of 2011. Cash flows provided by operating activities during the first nine months of 2012 were primarily the result of certain adjustments to reconcile our net income of $689.0 million to net cash provided by operating activities, including: an increase in unearned premiums of $370.6 million due to the timing of, and growth in, our gross premiums written; a reduction in reinsurance recoverable of $194.5 million primarily due to the collection of those balances; and a $99.3 million increase in reinsurance balances payable due to the timing of, and increase in, our premiums ceded, and partially offset by an increase in premiums receivable of $229.4 million due to gross premiums written primarily during the June renewal season; a decrease in our reserve for claims and claim expenses of $209.7 million driven by the payment of claims and by favorable development on prior accident years net claims and claims expenses during the first nine months of 2012; an adjustment for net realized and unrealized gains on fixed maturity investments of $153.4 million due to improved returns on that portfolio; and an increase in our prepaid reinsurance premiums of $131.1 million due to the timing of, and increase in, our premiums ceded.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At September 30, 2013	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe	$465,221	$247,282	$211,040	$923,543
Specialty	112,003	82,795	306,792	501,590
Total Reinsurance	577,224	330,077	517,832	1,425,133
Lloyd’s	39,316	11,518	148,149	198,983
Other	17,846	2,214	39,533	59,593
Total	$634,386	$343,809	$705,514	$1,683,709

At December 31, 2012
(in thousands)
Catastrophe	$706,264	$222,208	$255,786	$1,184,258
Specialty	111,234	80,971	286,108	478,313
Total Reinsurance	817,498	303,179	541,894	1,662,571
Lloyd's	29,260	10,548	109,662	149,470
Other	17,016	8,522	41,798	67,336
Total	$863,774	$322,249	$693,354	$1,879,377

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the nine months ended September 30, 2013, changes to prior year estimated claims reserves increased our net income by $71.7 million (2012 - $121.6 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
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
Our estimates of losses from large events are based on factors including currently available information derived from the Company's claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for certain of these large events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided thus far by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of the Chilean, 2010 New Zealand, 2011 New Zealand and Tohoku Earthquakes); and in the case of Storm Sandy and the Thailand Flooding, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance contracts and reinsurance treaties. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku Earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures may also impact losses in a meaningful way, especially with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Flooding, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2013	2012
(in thousands)
Net reserves, beginning of period	$1,686,865	$1,588,325
Net incurred related to:
Current year	263,843	259,960
Prior years	(71,702)	(121,642)
Total net incurred	192,141	138,318
Net paid related to:
Current year	30,550	39,299
Prior years	313,948	114,154
Total net paid	344,498	153,453
Net reserves, end of period	1,534,508	1,573,190
Reinsurance recoverable, end of period	149,201	209,490
Gross reserves, end of period	$1,683,709	$1,782,680

The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2013	2012
(in thousands)
Reinsurance	$(66,326)	$(105,371)
Lloyd's	(3,035)	(13,405)
Other	(2,341)	(2,866)
Total	$(71,702)	$(121,642)

Our reserving techniques, assumptions and processes differ between our property catastrophe reinsurance, specialty reinsurance and insurance businesses within our Reinsurance and Lloyd's segments. The following is a discussion of the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.
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

The following table details the development of our liability for unpaid claims and claim expenses for our Reinsurance segment for the nine months ended September 30, 2013 split between our catastrophe reinsurance unit and our specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Nine months ended September 30, 2013	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
(in thousands)
Catastrophe claims and claim expenses
Large catastrophe events
Hurricanes Gustav & Ike (2008)	$12,847	$—	$12,847
Windstorm Kyrill (2007)	7,333	—	7,333
New Zealand Earthquake (2011)	5,213	—	5,213
Tohoku Earthquake and Tsunami (2011)	4,597	—	4,597
New Zealand Earthquake (2010)	(1,627)	—	(1,627)
Hurricane Isaac (2012)	(2,610)		(2,610)
Other	2,391	—	2,391
Total large catastrophe events	28,144	—	28,144
Small catastrophe events
U.S. PCS 76 Wind and Thunderstorm (2012)	3,650	—	3,650
U.S. PCS 83 Wind and Thunderstorm (2012)	3,500	—	3,500
U.S. PCS 70 Wind and Thunderstorm (2012)	(5,850)	—	(5,850)
Other	13,622	—	13,622
Total small catastrophe events	14,922	—	14,922
Total catastrophe claims and claim expenses	$43,066	$—	$43,066
Attritional claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$12,828	$12,828
Actuarial assumption changes	—	10,432	10,432
Total attritional claims and claim expenses	$—	$23,260	$23,260
Total favorable development of prior accident years claims and claim expenses	$43,066	$23,260	$66,326

Catastrophe Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our catastrophe reinsurance unit in the nine months ended September 30, 2013 of $43.1 million was primarily due to $12.8 million, $7.3 million and $5.2 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes, Gustav and Ike, Windstorm Kyrill of 2007 and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $26.1 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development of $5.9 million and $2.6 million associated with an increase in reported gross ultimate losses on a 2012 U.S. wind and thunderstorm event and Hurricane Isaac, respectively.

Specialty Reinsurance Unit
The favorable development of prior accident years claims and claim expenses within our specialty reinsurance unit in the nine months ended September 30, 2013 of $23.3 million was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $12.8 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
The following table details the development of our liability for unpaid claims and claim expenses for the Reinsurance segment for the nine months ended September 30, 2012 split between the catastrophe reinsurance unit and the specialty reinsurance unit and then further split between catastrophe claims and claim expenses and attritional claims and claim expenses:

Nine months ended September 30, 2012	Catastrophe Reinsurance Unit	Specialty Reinsurance Unit	Reinsurance Segment
(in thousands)
Catastrophe claims and claim expenses
Large catastrophe events
U.K. Floods (2007)	$17,271	$—	$17,271
Hurricanes Gustav and Ike (2008)	16,331		16,331
Hurricanes Katrina, Rita and Wilma (2005)	4,966	2,000	6,966
Hurricane Irene (2011)	4,630	—	4,630
Thailand Floods (2011)	3,932	—	3,932
Tohoku Earthquake and Tsunami (2011)	3,299	—	3,299
New Zealand Earthquake (2011)	(7,537)	—	(7,537)
Other	2,615	—	2,615
Total large catastrophe events	45,507	2,000	47,507
Small catastrophe events
Danish Floods (2011)	5,000	—	5,000
U.S. PCS 63 Winter Storm (2011)	2,600	—	2,600
U.S. PCS 42 Winter Storm (2011)	2,560	—	2,560
U.S. PCS 53 Winter Storm (2011)	2,307	—	2,307
Other	22,178	—	22,178
Total small catastrophe events	34,645	—	34,645
Total catastrophe claims and claim expenses	$80,152	$2,000	$82,152
Attritional claims and claim expenses
LIBOR (2011 & Prior)	$—	$(5,000)	$(5,000)
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	7,888	7,888
Actuarial assumption changes	5,932	14,399	20,331
Total attritional claims and claim expenses	$5,932	$17,287	$23,219
Total favorable development of prior accident years claims and claim expenses	$86,084	$19,287	$105,371

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
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd's segment:

Nine months ended September 30,	2013	2012
(in thousands)
Attritional claims and claim expenses	$2,174	$7,588
Catastrophe events - other	—	3,750
Catastrophe events - property catastrophe reinsurance	861	3,352
Actuarial assumption changes	—	(1,285)
Total	$3,035	$13,405

The favorable development of prior accident years claims and claim expenses within our Lloyd's segment of $3.0 million during the nine months ended September 30, 2013 was principally due to $2.2 million related to decreases in estimated ultimate losses due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
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

Capital Resources
Our total capital resources are as follows:

	At September 30, 2013	At December 31, 2012	Change
(in thousands)
Common shareholders’ equity	$3,310,714	$3,103,065	$207,649
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,710,714	3,503,065	207,649
5.875% Senior Notes	—	100,000	(100,000)
5.750% Senior Notes	249,407	249,339	68
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	250,000	150,000	100,000
Total capital resources	$4,210,121	$4,002,404	$207,717

During the nine months ended September 30, 2013, our capital resources increased by $207.7 million, principally due an increase in shareholders' equity as a result of our comprehensive income attributable to RenaissanceRe of $407.3 million and, as discussed below, an increase of $100.0 million in the aggregate commitment under RenaissanceRe's revolving credit facility, partially offset by the Company repaying the full $100.0 million of its outstanding 5.875% Senior Notes upon their scheduled maturity of February 15, 2013 using available cash and investments, $9.3 million of offering expenses related to the issuance of the Series E Preference Shares, as discussed below, $37.0 million of dividends on our common shares and $140.9 million of common share repurchases as discussed in more detail in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
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
In May 2013, RenaissanceRe announced a mandatory redemption of the remaining 6 million of its outstanding Series D Preference Shares and on June 27, 2013 RenaissanceRe redeemed the remaining 6 million Series D Preference Shares called for redemption for $150.0 million plus accrued and unpaid dividends thereon. Following the redemption, no Series D Preference Shares remain outstanding. In addition, in May 2013, RenaissanceRe announced a mandatory partial redemption of 5 million of its outstanding Series C Preference Shares. The partial redemption was allocated by random lottery in accordance with the Depository Trust Company's rules and procedures and on June 27, 2013 RenaissanceRe redeemed the 5 million Series C Preference Shares called for redemption for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, 5 million Series C Preference Shares remain outstanding.
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
RenaissanceRe Revolving Credit Facility
RenaissanceRe is a party to a Credit Agreement, dated as of May 17, 2012 (the “Credit Agreement”), with various banks and financial institutions parties thereto (collectively, the “Lenders”), Wells Fargo Bank, National Association (“Wells Fargo”), as fronting bank, letter of credit administrator and administrative agent (the “Administrative Agent”) for the Lenders, and certain other agents. The Credit Agreement previously provided for commitments from the Lenders in an aggregate amount of $150.0 million, including the issuance of letters of credit for the respective accounts of RenaissanceRe and certain of RenaissanceRe's subsidiaries. Effective as of May 23, 2013, RenaissanceRe entered into a First Amendment and Joinder to Credit Agreement (the “Amendment”) with the Administrative Agent and the Lenders. Among other items, the Amendment (i) increased the aggregate commitment of the Lenders to $250.0 million, (ii) added an additional bank as a Lender, and (iii) eliminated the commitment of the Lenders to issue letters of credit. After giving effect to the Amendment, RenaissanceRe has the right, subject to certain conditions, to increase the size of the facility up to $350.0 million.
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
At September 30, 2013, we had $188.1 million of letters of credit with effective dates on or before September 30, 2013 outstanding under the Reimbursement Agreement.

Bilateral Letter of Credit Facility ("Bilateral Facility")
Effective October 1, 2013, each of ROE and RenaissanceRe Specialty U.S. became parties to the existing Bilateral Facility provided pursuant to the facility letter, dated September 17, 2010 and amended July 14, 2011, among Citibank Europe plc ("CEP") and the existing participants: Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (the "Bilateral Facility Participants"). The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants (inclusive of ROE and RenaissanceRe Specialty U.S.) and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million, subject to a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. The Bilateral Facility was to expire on December 31, 2013; however effective October 1, 2013, the Bilateral Facility was extended to December 31, 2014 and is evidenced by a facility letter (as amended) and five separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At September 30, 2013, $281.9 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Letters of Credit
At September 30, 2013, we had total letters of credit outstanding under all facilities of $505.8 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust ("MBRT") to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of September 30, 2013, Renaissance Reinsurance and DaVinci are approved in 51 and 50 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at September 30, 2013 with respect to the MBRTs totaled $510.9 million and $176.6 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $474.4 million and $155.6 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci was approved as an Accredited Reinsurer in the state of New York and established a multi-beneficiary reduced collateral reinsurance trust ("RCT") to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants in certain states where Renaissance Reinsurance or DaVinci is approved as an Accredited Reinsurer, thereby providing for a reduction in collateral requirements to 20% of the net outstanding insurance liabilities. The RCTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at September 30, 2013 with respect to the RCTs totaled $21.1 million and $18.6 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $17.6 million and $10.9 million, respectively.

Renaissance Trading Margin Facility and Guarantees
Renaissance Trading, one of the entities acquired by Munich in the REAL transaction, maintains a brokerage facility with a leading prime broker, which has an associated margin facility of $20.0 million.  This margin facility is supported by a $25.0 million guarantee issued by RenaissanceRe.  Interest on amounts outstanding under this facility is at overnight LIBOR plus 200 basis points.  At September 30, 2013, $1.6 million was outstanding under the facility and has been included in liabilities of discontinued operations held for sale.
At September 30, 2013, RenaissanceRe had provided guarantees in the aggregate amount of $318.8 million to certain counterparties of the weather and energy risk operations of Renaissance Trading. Although the margin facility and related guarantee issued by RenaissanceRe, along with the guarantees issued to certain counterparties of Renaissance Trading by RenaissanceRe, remained in effect at September 30, 2013, in conjunction with the purchase agreement of REAL, Munich has agreed, effective October 1, 2013, to indemnify RenaissanceRe against any liabilities, losses and damages that may arise as a result of any transaction between Renaissance Trading and a counterparty that has been provided a guarantee by RenaissanceRe.
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
Effective October 1, 2013, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In addition, effective October 1, 2013, we sold a portion of our shares of DaVinciRe to the same new third party shareholder.  We sold these shares for $77.4 million.  Our ownership in DaVinciRe was 32.9% at September 30, 2013 and subsequent to the above transactions, our ownership interest in DaVinciRe decreased to 27.3% effective October 1, 2013. We expect our ownership in DaVinciRe to fluctuate over time.

Investments
The table below shows the aggregate amounts of our invested assets:

	September 30, 2013		December 31, 2012		Change
(in thousands, except percentages)
U.S. treasuries	$1,322,367	20.5%	$1,254,547	19.8%	$67,820
Agencies	197,047	3.1%	315,154	5.0%	(118,107)
Non-U.S. government (Sovereign debt)	353,810	5.5%	133,198	2.1%	220,612
Non-U.S. government-backed corporate	229,687	3.6%	349,514	5.5%	(119,827)
Corporate	1,687,118	26.2%	1,615,207	25.4%	71,911
Agency mortgage-backed	436,024	6.8%	408,531	6.4%	27,493
Non-agency mortgage-backed	246,163	3.8%	248,339	3.9%	(2,176)
Commercial mortgage-backed	302,803	4.7%	406,166	6.4%	(103,363)
Asset-backed	14,748	0.3%	12,954	0.2%	1,794
Total fixed maturity investments, at fair value	4,789,767	74.5%	4,743,610	74.7%	46,157
Short term investments, at fair value	925,329	14.4%	821,163	12.9%	104,166
Equity investments trading, at fair value	113,986	1.8%	58,186	0.9%	55,800
Other investments, at fair value	500,770	7.8%	644,711	10.1%	(143,941)
Total managed investment portfolio	6,329,852	98.5%	6,267,670	98.6%	62,182
Investments in other ventures, under equity method	97,660	1.5%	87,724	1.4%	9,936
Total investments	$6,427,512	100.0%	$6,355,394	100.0%	$72,118

At September 30, 2013, we held investments totaling $6.4 billion, which were approximately flat compared to December 31, 2012, with net unrealized appreciation included in accumulated other comprehensive income of $4.6 million at September 30, 2013, compared to $13.6 million at December 31, 2012. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to "Note 5. Fair Value Measurements" in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. The amount allocated to certain investment classes and sectors may increase or decrease over time based on a number of factors, including our efforts to optimize the risk and return profile of the investment portfolio. During the second quarter of 2013, we established a public equity securities mandate with a third party investment manager. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable future. In addition, we have an allocation to other investments, including hedge funds, private equity partnerships, senior secured bank loan funds and other similar investments.

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2013	December 31, 2012	Change
(in thousands)
Private equity partnerships	$327,245	$344,669	$(17,424)
Senior secured bank loan funds	19,395	202,929	(183,534)
Catastrophe bonds	102,141	91,310	10,831
Hedge funds	4,022	5,803	(1,781)
Miscellaneous other investment	47,967	—	47,967
Total other investments	$500,770	$644,711	$(143,941)

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of our fund investments, which principally include hedge funds, private equity funds and senior secured bank loan funds, is recorded on our balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Certain of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. The typical reporting lag experienced by us to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity funds, although, in the past, in respect of certain of our private equity funds, we have on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the nine months ended September 30, 2013 is a loss of $3.7 million (2012 - loss of $4.7 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to "Note 5. Fair Value Measurements" in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Miscellaneous other investment represented an investment of $48.0 million at September 30, 2013 in the common equity of Essent, a private U.S. mortgage guaranty insurance company which provides capital to lenders and investors that support financing for homeowner mortgages. At September 30, 2013 and prior periods, the fair value of Essent was included in other investments on our consolidated balance sheets and is based in part on the net asset position of Essent, as provided by Essent's management, which incorporates both actual and expected results for the current period, and is also based on a multiple of

Essent’s net asset position, subject to a liquidity discount. In estimating the fair value of Essent, we also considered various other factors such as recent financial information, the value of capital transactions with Essent, the valuation of Essent's competitors, budgets and future projections about Essent’s financial performance.  During the third quarter of 2013, Essent's management filed details of its planned initial public offering of Essent's common equity and we utilized information available to us as part of the proposed initial public offering to estimate the fair value of Essent at September 30, 2013. We subsequently applied a net asset position multiple of 1.69 at September 30, 2013, and an estimated liquidity discount of 11.0% to reflect, among other things, the fact that Essent was a private company at September 30, 2013.
On October 31, 2013, Essent began publicly trading on the NYSE. Using the closing share price of Essent's common stock on November 4, 2013, the fair value of our 5.0 million common shares of Essent is $110.8 million, excluding any discount that may be applied due to the Company's lock up provision, noted below.  Following the initial public offering, the Company expects its investment in Essent will be included in its portfolio of equity investments trading on its consolidated balance sheets and any realized and unrealized gains or losses related to Essent from the initial public offering price will be included in net realized and unrealized gains (losses) on investments on the Company's consolidated statements of operations in the period in which they occur.  The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the shares of Essent it holds prior to April 28, 2014.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $64.2 million of net investment income for the nine months ended September 30, 2013 (2012 - $57.7 million). Of this amount, $32.6 million relates to net unrealized gains (2012 - unrealized gains of $33.5 million).
We have committed capital to private equity partnerships and other investments of $681.9 million, of which $576.0 million has been contributed at September 30, 2013. Our remaining commitments to these investments at September 30, 2013 totaled $104.9 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2013, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of September 30, 2013, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
CURRENT OUTLOOK
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, the global insurance and reinsurance markets entered 2013 with near-record levels of industry wide capital held by private market insurers and reinsurers, and diminished growth of demand for many coverages and solutions, outside of the impacted regions and in respect of certain products and lines. During the 2013 reinsurance renewals, we believe that supply, principally from traditional market participants and complemented by alternative capital providers, more than offset market demand, resulting in a dampening of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. We believe these trends accelerated during the June and July 2013 renewals, driven by both the availability of traditional and alternative capital, and uncertain estimates of the availability of additive alternative capital; which were only partially offset by capital return initiatives and modest new aggregate demand in the market. Moreover, we believe that many of the positive factors that had previously impacted market conditions have now been absorbed by the market and, we believe, are unlikely to drive further improvement in our core catastrophe-exposed markets absent significant new industry losses or other new developments. While we believe that the market evidences some indication that the increase in availability of third party capital to the traditional risk markets may be decelerating somewhat, due to factors including the softening rate environment, for the immediate future, we do not expect risk demand to out pace capital supply.
Accordingly, although the nature of the business which renews in January differs from the June and July renewal business, we currently anticipate increased pressure in the market on both premiums and risk-adjusted rates in conjunction with the January 2014 renewal season. With our continuing focus on underwriting discipline, we cannot assure that we can continue to maintain the size and portfolio quality of our aggregate book of business.
The National Oceanic and Atmospheric Administration ("NOAA"), other governmental forecasters, and a range of private sector entities which issue public forecasts had anticipated that the 2013 hurricane season, which began on June 1 and ends on November 30, was likely to be active, and potentially extremely active, in terms of storm formation. However, to date the Atlantic basin has experienced just 11 named storms, two of which have been hurricanes and none that have been major hurricanes. According to the NOAA, using the Accumulated Cyclone Energy index, 2013 so far ranks as the 7th quietest season in the past 70 years. We do not believe that this year’s storm formation outcome, which was impacted by a series of factors that were unfavorable to hurricane activity, indicates any change in the widely-held consensus for enhanced levels of tropical storm risk in future periods.
General Economic Conditions
Meaningful uncertainty remains regarding the strength, duration and comprehensiveness of the economic recovery in the U.S. and our other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and, increasingly, the Eurozone market as a whole. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
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
The continuing environment of low interest rates, as compared to past periods, has lowered the yields at which we invest our assets.  We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to constrain investment income growth for the near term. In the third quarter of 2013, our investment returns were impacted by significant changes in credit spreads compared to the third quarter of 2012. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital.  Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is impacted by the prevailing environment of comparably low yields.  While it is possible yields will improve in future periods, we currently expect the challenging economic conditions to generally persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.
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
In June 2012, Congress passed the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012 ("Biggert-Waters"), which provided for a five-year renewal of the National Flood Insurance Program ( the "NFIP") and effected substantial reforms in the program. The NFIP had not been subject to a long-term renewal since 2004. Among other things, pursuant to this statute, the Federal Emergency Management Agency ("FEMA") is explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program's risk. The bill requires FEMA to submit a report on this assessment within six months of enactment. The bill also increased the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. We believe that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. However, recent legislation has been introduced to roll-back, or delay, various of the reforms reflected in the Biggert-Waters legislation, including proposed legislation from Representative Waters to impose a four-year delay in most rate reforms required by the enacted version of the Biggert-Waters bill, and to require FEMA, which administers the flood program, to complete an affordability study and propose regulations that address affordability issues. It is possible that these provisions, or broader alternatives, will be adopted by Congress and adversely impact the stability of the NFIP, the primary insurers that produce policies for the NFIP or offer private coverages, or the communities they serve. Accordingly, we cannot assure you that the Biggert-Waters bill will be implemented or that, if implemented, it will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund's (the "FHCF") provision of below-market rate reinsurance to up to $28.0 billion per season (the "2007 Florida Bill"). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the "2009 Bill"), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens Property Insurance Corporation ("Citizens"), to raise its rates by up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses.  The rate increases and cut back on coverage by the FHCF and Citizens are expected to support, over time, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
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
We believe the 2007 Florida Bill caused a substantial decline in the private reinsurance and insurance markets in and relating to Florida, and contributed to the ongoing instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2012, an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. The advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims paying capacity of Citizens and the FHCF. In October 2012, the FHCF Advisory Council approved official bonding capacity estimates in respect of the current contract year, reflecting the amount of post-catastrophe bonding currently estimated to be achievable by the FHCF's management and lead financial advisor.  The FHCF projected a 2012 year-end fund balance of approximately $8.5 billion, and a total bonding capacity estimate of $7.0 billion; given the FHCF's total potential claims-paying obligation of $17.0 billion, this estimated claims-paying capacity of approximately $15.5 billion was therefore estimated by the FHCF's lead adviser to reflect a potential shortfall of $1.5 billion in respect of an initial season or event.  Any inability, or delay, in the claims paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. The FHCF and the Florida Office of Insurance Regulation (the "OIR") have each estimated that even partial failure, or deferral, of the FHCF's ability to pay claims in full could substantially weaken numerous private insurers, with the OIR having estimated that a 25% shortfall in the FHCF's claims-paying capacity could cause as many as 24 of the top 50 insurers in the state to have less than the statutory minimum surplus of $5.0 million, with such insurers representing approximately 35% of the market based on premium volume, or approximately 2.2 million policies. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products, to collect premiums we may be owed on policies we have already written, to renew business with our customers for future periods, or have other adverse impacts, some of which may be difficult to foresee, and could therefore have a material adverse effect on our operations.
In May 2013, the Florida Legislature adopted legislation comprising some modest reforms of Citizens. Among other things, the legislation, if enacted, would empower Citizens to create a so-called “clearinghouse” mechanism with the intent of facilitating the transfer to admitted private market carriers of residential policies that might otherwise be bound by or remain in Citizens. In addition the legislation provides for a reduction in the current structure value cap on eligibility for Citizens from $1.0 million to $0.7 million over three years; and prohibits Citizens from insuring new structures located seaward of the coastal construction control line and in the broader federal Coastal Barrier Resources system. While incremental, we believe these reforms, if enacted, would marginally strengthen the fiscal position of Citizens and increase private market demand moderately over time. However, we cannot assure you that this legislation will indeed be fully enacted into law, that the measures contemplated thereby will be acted on, that any market improvements will accrue, or that we will benefit from the reforms.
The “clearinghouse” mechanism contemplated by the May 2013 legislation is scheduled to commence operation on January 1, 2014. If implemented timely, existing customers of Citizens may be renewed by a private insurance carrier approved by the state if that company offers comparable coverage at equal or less cost than the Citizens renewal rate. Proposed new customers of Citizens may be directed via the mechanism of the clearinghouse to an eligible private carrier if that company’s estimate for comparable coverage is within 15% of a quote for a Citizens policy. The OIR has announced that several carriers will be eligible to participate in the “clearinghouse” mechanism, and officials of Citizens have commented in public that implementation remains on track. If successfully implemented, it is possible that the “clearinghouse” mechanism will contribute incrementally to increased private market demand over time. However, it is possible the “clearinghouse” mechanism will not commence on schedule; that it will not be implemented successfully; that participating carriers may not choose to cede risk to reinsurers in general or to the Company in particular; or that any growth attributable to the “clearinghouse” mechanism will be offset by other changes returning risk to the state public sector.
In October 2013, Florida Senator Jeremy Ring filed a prospective bill for the 2014 legislative session, S.B. 228, which would reduce the retention of the FHCF from its current $7.2 billion level to $5 billion; mandate a perpetual overall per event capacity level of $17 billion, the current level, obviating the possibility of future capacity reductions; and delete current statutory provisions which limit the obligation of the FHCF to amounts it can afford to pay.  The bill also would require the FHCF to obtain a line of credit to cover projected receipts from a minimum of three years of post-event bonding without providing for a funding source for the line of credit. If enacted, S.B. 228 could destabilize private carriers participating in the market, lead to a range of market dislocations, and reduce private market demand.
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

•
the risk we might be bound to policyholder obligations beyond our underwriting intent, or unable to enforce our own intent in respect of retrocessional arrangements, including in each case due to emerging claims and coverage issues;

•
risks associated with counterparty credit risk, including with respect to reinsurance brokers, customers, agents, retrocessionaires, indemnitors, guarantors, capital providers and/or parties associated with our investment portfolio, and premiums and other receivables owed to us, which risks we believe continue to be heightened as a result of the ongoing period of relative economic weakness;

•
risks associated with our retrocessional reinsurance protection, including the risks that the coverages and protections we seek may become unavailable or only available on unfavorable terms; that the forms of retrocessional protection available in the market on acceptable terms may give rise to more basis risk in our net portfolio than we find desirable or that we correctly identify, or that we are otherwise unable to cede our own assumed risk to third parties; and that providers of protection do not meet their obligations to us or do not do so on a timely basis;

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2012 for additional information related to the Company’s exposure to these risks. Other than as discussed below with respect to the Company's exposure to energy and weather-related risk, there have been no material changes to the Company's exposure to interest rate risk, foreign currency risk, credit risk and equity price risk.
During the third quarter of 2013, we made the strategic decision to divest of REAL, our U.S.-based weather and weather-related energy risk management unit, in order to focus on the business encompassed within the Company's Reinsurance and Lloyd's segments and its other businesses. REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions.
On August 30, 2013, we entered into a purchase agreement with Munich to sell REAL and, on October 1, 2013, we closed the sale. As a result of the sale, the Company will no longer be exposed to energy and weather-related risk via the derivative-based risk management products and hedging and trading activities related to those transactions entered into by REAL.

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company's management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2013, the Company's disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
We and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from our business ventures.  Our operating subsidiaries are subject to claims litigation involving disputed interpretations of policy coverages.  Generally, our direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than our reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, we may from time to time engage in litigation or arbitration related to claims for payment in respect of ceded reinsurance, including disputes that challenge our ability to enforce our underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to us or not doing so on a timely basis. We may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, we believe that no individual litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.
ITEM 1A.    RISK FACTORS
Other than as discussed below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
During the third quarter of 2013, we made the strategic decision to divest of REAL, our U.S.-based weather and weather-related energy risk management unit, in order to focus on the business encompassed within the Company's Reinsurance and Lloyd's segments and its other businesses. REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions.
On August 30, 2013, we entered into a purchase agreement with Munich to sell REAL and, on October 1, 2013, we closed the sale. As a result of the sale, the Company will no longer be exposed to the risks and uncertainties related to the weather and weather-related energy risk management operations of REAL, including, but not limited to derivative-based risk management products and hedging and trading activities related to those transactions entered into by REAL.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 8, 2013, the Company approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of the Company’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended September 30, 2013, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$489.3
July 1 -31, 2013	—	$—	—	$—	—	$—	—
August 1 - 8, 2013	100,480	$84.43	3,804	$86.39	96,676	$84.35	(8.2)
August 8, 2013 - renewal of authorized share repurchase program of $500.0 million							18.9
Dollar amount available to be repurchased							500.0
August 9 - 31, 2013	127,412	$84.45	—	$—	127,412	$84.45	(10.8)
September 1 - 30, 2013	—	$—	—	$—	—	$—	—
Total	227,892	$84.44	3,804	$86.39	224,088	$84.41	$489.2

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the nine months ended September 30, 2013, the Company repurchased approximately 1.7 million common shares in open market transactions at an aggregate cost of $140.9 million and at an average share price of $81.85. Subsequent to September 30, 2013 and through the period ended November 4, 2013, the Company has not repurchased any additional common shares.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (1)

10.2	Form of the Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (2)

10.3	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.

10.4	Employment Agreement, dated October 23, 2013, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly.

31.1	Certification of Kevin J. O'Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O'Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on October 4, 2013.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on October 24, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	November 6, 2013
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	November 6, 2013
Mark A. Wilcox