Form 10-K
period 2013-12-31
RENAISSANCERE HOLDINGS LTD
filed 2014-02-21
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(441) 295-4513
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series C 6.08% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series E 5.375% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2013 was $3,716.7 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 19, 2014 was 41,665,815.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2014 Annual General Meeting of Shareholders.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.
In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intends”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
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

•
the inherent uncertainties in our reserving process, particularly as regards to large catastrophic events and longer tail casualty lines, the uncertainties of which we expect to increase as our product and geographical diversity increases over time;

•	the frequency and severity of catastrophic and other events which we cover could exceed our estimates and cause losses greater than we expect;

•
the risk of the lowering or loss of any of the financial strength, claims paying or enterprise wide risk management ratings of RenaissanceRe Holdings Ltd. (“RenaissanceRe”) or of one or more of our subsidiaries or changes in the policies or practices of the rating agencies;

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

•	risks due to our increasing reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•
the risk that our customers may fail to make premium payments due to us, as well as the risk of failures of our reinsurers, brokers or other counterparties to honor their obligations to us, including as regards to large catastrophic events, and also including their obligations to make third party payments for which we might be liable;

•	a contention by the Internal Revenue Service that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to U.S. taxation;

•
other risks relating to potential adverse tax developments, including potential changes to the taxation of inter-company or related party transactions, or potential changes to the tax treatment of investors in RenaissanceRe or our joint ventures or other entities we manage;

•
risks relating to adverse legislative developments that could reduce the size of the private markets we serve, or impede their future growth, including proposals to shift United States (“U.S.”) catastrophe risks to federal mechanisms; similar proposals at the state level in the U.S., including the risk of legislation in Florida to expand the reinsurance coverage offered by the Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance policies written by Citizens Property Insurance Corporation (“Citizens”), or failing to implement reforms to reduce such coverage; risks of adverse legislation in relation to U.S. flood insurance or the failure to implement such legislation; and the risk that new legislation will be enacted in the international markets we serve which might reduce market opportunities in the private sector, weaken our customers or otherwise adversely impact us;

•
risks relating to the inability, or delay, in the claims paying ability of Citizens, FHCF or of private market participants in Florida, particularly following a large windstorm or of multiple smaller storms, which we believe would weaken or destabilize the Florida market and give rise to an unpredictable range of impacts which might be adverse to us, perhaps materially so;

•
risks associated with our investment portfolio, including the risk that our investment assets may fail to yield attractive or even positive results; and the risk that investment managers may breach our investment guidelines, or the inability of such guidelines to mitigate investment risks;

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

•
risks associated with potential for loss of services of any one of our key senior officers, the risk that we fail to attract or retain the executives and employees necessary to manage our business, and difficulties associated with the transition of members of our senior management team for new or expanded roles necessary to execute our strategic and tactical plans, including in connection with the senior management transition we announced during the second quarter of 2013;

•
risks associated with the management of our operations as our product and geographical diversity increases over time, including the potential inability to allocate sufficient resources to our strategic and tactical plans or to address additional industry or regulatory developments and requirements;

•
changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the current uncertainty regarding U.S. fiscal policy and the recent period of relative economic weakness, both globally, particularly in respect of Eurozone countries and companies, and in the U.S.;

•
risks associated with highly subjective judgments, such as valuing our more illiquid assets, and determining the impairments taken on our investments, all of which impact our reported financial position and operating results;

•
risks associated with our retrocessional reinsurance protection, including the risks that the coverages and protections we seek may become unavailable or only available on unfavorable terms, that the forms of retrocessional protection available in the market on acceptable terms may give rise to more risk in our net portfolio than we find desirable or that we correctly identify, or that we are otherwise unable to cede our own assumed risk to third parties; and the risk that providers of protection do not meet their obligations to us or do not do so on a timely basis;

•
risks associated with inflation, which could cause loss costs to increase, and impact the performance of our investment portfolio, thereby adversely impacting our financial position or operating results;

•	operational risks, including system or human failures, which risks could result in our incurring material losses;

•
risks in connection with our management of capital on behalf of investors in joint ventures or other entities we manage, such as failing to comply with complex laws and regulations relating to the management of such capital or the potential rights of third party investors, which failure could result in our incurring significant liabilities, penalties or other losses;

•
risks that we may require additional capital in the future, particularly after a catastrophic event or to support potential growth opportunities in our business, which may not be available or may be available only on unfavorable terms;

•	risks relating to our potential failure to comply with covenants in our debt agreements, which failure could provide our lenders the right to accelerate our debt which would adversely impact us;

•
the risk of potential challenges to the claim of exemption from insurance regulation of RenaissanceRe and certain of our subsidiaries in certain jurisdictions under certain current laws and the risk of increased global regulation of the insurance and reinsurance industry;

•	risks relating to the inability of our operating subsidiaries to declare and pay dividends, which could cause us to be unable to pay dividends to our shareholders or to repay our indebtedness;

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

•	risks arising out of possible changes in the distribution or placement of risks due to increased consolidation of customers or insurance and reinsurance brokers; and

•
risks relating to changes in regulatory regimes and/or accounting rules, which could result in significant changes to our financial results, including but not limited to, the European Union (“EU”) directive concerning capital adequacy, risk management and regulatory reporting for insurers.

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

PART I
ITEM 1.    BUSINESS
Unless the context otherwise requires, references in this Form 10-K to “RenaissanceRe” refers to RenaissanceRe Holdings Ltd. (the parent company) and the “Company” refers to RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include, but are not limited to, Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance of Europe (“ROE”) and the Company’s Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”).
We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, Upsilon Reinsurance Fund Opportunities Ltd. (“Upsilon RFO”), a consolidated variable interest entity, RenaissanceRe Medici Fund Ltd. (“Medici”) and DaVinci Reinsurance Ltd. (“DaVinci”). The financial results of Medici, Medici’s parent company RenaissanceRe Fund Management Ltd.,and DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (“DaVinciRe”), are consolidated in our financial statements. For your convenience, we have included a “Glossary of Selected Insurance and Reinsurance Terms”. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.
OVERVIEW
RenaissanceRe was established in Bermuda in 1993 to write principally property catastrophe reinsurance and today is a leading global provider of reinsurance and insurance coverages and related services. Our aspiration is to be the world’s best underwriter by matching well-structured risks with efficient sources of capital. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, and by delivering responsive solutions. We accomplish this by leveraging our core capabilities of risk assessment and information management, by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets and by keeping our promises. Overall, our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s financial performance, and believe we have delivered superior performance in respect of this measure over time.
Our core products include property catastrophe reinsurance, which we primarily write through our principal operating subsidiary Renaissance Reinsurance, Syndicate 1458, and joint ventures, principally DaVinci, Top Layer Re and Upsilon RFO; specialty reinsurance written through Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., Syndicate 1458 and DaVinci; and certain insurance products primarily written through Syndicate 1458 or on an excess and surplus lines basis. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd’s marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created, managed, and continue to manage multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties or sources of volatility.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interest, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically.
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
On August 30, 2013, we entered into a purchase agreement with a subsidiary of Munich-American Holding Corporation (together with applicable affiliates, “Munich”) to sell our U.S.-based weather and weather-related energy risk management unit, which included RenRe Commodity Advisors LLC (“RRCA”), Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (collectively referred to as “REAL”). REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions. On October 1, 2013, we closed the sale of REAL to Munich. We have classified the assets and liabilities associated with this transaction as held for sale and, at December 31, 2013, there were no remaining assets or liabilities related to REAL included on our consolidated balance sheet, although we have certain ongoing commitments and obligations pursuant to the sale agreement. The financial results for these operations have been presented in our consolidated financial statements as “discontinued operations” for all periods presented. Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. We recorded a loss on sale of $8.8 million in conjunction with the sale, including related direct expenses to date. Refer to “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements”, for additional information.
Our business consists of three reportable segments: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by our ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by our ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. Previously, we disclosed Reinsurance and Lloyd’s as our reportable segments. In addition, our Other category primarily reflects our strategic investments; investments unit; corporate expenses; capital servicing costs; noncontrolling interests; results of our discontinued operations; and the remnants of our Bermuda-based insurance operations not sold pursuant to our stock purchase agreement with QBE Holdings, Inc. (“QBE”).

CORPORATE STRATEGY
We seek to produce superior returns for our shareholders over the long-term.  We believe that market leadership is required to produce the best expected returns.  We pursue markets where leadership comes from seeking to be the best underwriter.  We define our pursuit of superior underwriting as the process of matching well-structured risk with capital whose owners would find the risk-return trade-off attractive.
To support our mission to seek to be the best underwriter, our strategy is to operate an integrated system to match well structured risk and efficient capital.  Operating our business as an integrated system enables us to pursue three competitive advantages: superior customer relationships, superior risk selection and superior capital management.  We believe that all three competitive advantages are necessary simultaneously and that activity must be coordinated to deliver them seamlessly for the benefit of our ceding insurers, brokers, investors in our sidecars and joint ventures, and shareholders. The strategy is supported by our core values, our principles and our culture.
We believe our competitive advantages include:
Superior Customer Relationships.  We seek to be a trusted long-term partner to our customers for assessing and managing risk and delivering responsive solutions. We believe our modeling and technical expertise, the risk management products that we provide our customers and keeping our promises, has enabled us to become a provider of first choice in many lines of business to our customers worldwide.  We seek to offer stable, predictable, and consistent risk-based pricing and a prompt turnaround on our claims.
Superior Risk Selection.  We seek to build a portfolio of risks that produces an attractive risk-adjusted return on utilized capital.  We develop a perspective of the risk in each business using both our underwriters’ expertise and sophisticated risk selection techniques including computer models and databases, such as Renaissance Exposure Management System (“REMS©”).  We pursue a disciplined approach to underwriting and seek to select only those risks that we believe will produce a portfolio with an attractive return, subject to prudent risk constraints.  We manage our portfolio of risks dynamically, both within sub-portfolios and across the Company.
Superior Capital Management.  We seek to write as much attractively priced business as is available to us and then manage our capital accordingly.  We generally seek to raise capital when we forecast an increased demand in the market, at times by accessing capital through joint ventures or other structures, and seek to return capital to our shareholders or joint venture investors when the demand for our coverages appears to decline and when we believe a return of capital would be beneficial to our shareholders or joint venture investors.  In using joint ventures, we intend to leverage our access to business and our underwriting capabilities on an efficient capital base, develop fee income, generate profit commissions, diversify our portfolio and provide attractive risk-adjusted returns to our capital providers. We routinely evaluate and review potential joint venture opportunities and strategic investments.
We believe we are well positioned to fulfill our objectives by virtue of the experience and skill of our management team, our integrated underwriting and operating platform, our significant financial strength, and our strong relationships with brokers and customers. In addition, we believe our superior service, our proprietary modeling technology, and our extensive business relationships, which have enabled us to become a leader in the property catastrophe reinsurance market, will be instrumental in allowing us to achieve our strategic objectives. In particular, we believe our strategy, high performance culture, and commitment to our customers and joint venture partners help us to differentiate ourselves by offering specialized services and products at times and in markets where capacity and alternatives may be limited.
SEGMENTS
In conjunction with changes in our management structure during 2013, including the appointment of a new Chief Executive Officer, and changes in the mix of our reinsurance business, we revised our reportable segments to: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by our ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by our ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. Previously, our Catastrophe Reinsurance and Specialty Reinsurance segments were aggregated and were reported as the Reinsurance segment. All prior periods presented have been reclassified to conform to this presentation.

In addition, our Other category primarily reflects our: strategic investments; investments unit; corporate expenses; capital servicing costs; noncontrolling interests; results of our discontinued operations; and the remnants of our Bermuda-based insurance operations not sold pursuant to our stock purchase agreement with QBE.
For the year ended December 31, 2013, our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments accounted for 69.7%, 16.2% and 14.1%, respectively, of our total consolidated gross premiums written. We currently expect contributions from our Specialty and Lloyd’s segments to increase over time, on both an absolute and relative basis, although we cannot assure you we will succeed in meeting this objective. Operating results relating to our segments is included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our portfolio of business continues to be characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 10% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these customers. We market our reinsurance products worldwide exclusively through brokers, whose market has become extremely consolidated in recent years.  In 2013, three brokerage firms accounted for 88.2% of our Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written.  We believe that recent market dynamics, and trends in our industry in respect of potential future consolidation, have increased our exposure to the risks of broker, client and counterparty concentration.
The following table shows our gross premiums written split between our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segment, respectively:

Year ended December 31,	2013	2012	2011
(in thousands)
Catastrophe Reinsurance	$1,120,379	$1,182,207	$1,177,296
Specialty Reinsurance	259,489	209,887	145,891
Lloyd’s	226,532	159,987	111,584
Other category (1)	(988)	(490)	205
Total gross premiums written	$1,605,412	$1,551,591	$1,434,976

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $1.0 million for the year ended December 31, 2013 (2012 - $0.5 million, 2011 - $0.1 million).
Catastrophe Reinsurance Segment
Property catastrophe reinsurance is our traditional core business, and is principally written for our own account, for DaVinci and for other joint ventures such as Upsilon RFO. We believe we are one of the world’s leading providers of this coverage, based on total catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount. We also offer proportional coverages and other structures on a catastrophe-exposed basis and may increase these offerings on an absolute or relative basis in the future.
Our excess of loss property catastrophe reinsurance contracts generally cover all natural perils. Our most significant exposure is to losses from earthquakes and hurricanes and other windstorms, although we are also exposed to claims arising from other catastrophes, such as tsunamis, freezes, floods, fires, tornadoes, explosions and acts of terrorism in connection with the coverages we provide. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property reinsurance contracts when arising from a covered peril. We offer our coverages on a worldwide basis. Because of the wide range of possible catastrophic events to which we are exposed, including the size of such events and because of the potential for multiple events to occur in the same time period, our catastrophe reinsurance business is volatile and our results of operations reflect this volatility. Further, our financial condition may be impacted by this volatility over time or at any point in time. The effects of claims from one or a number of severe catastrophic events could have a material adverse effect on us. We expect that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such occurrences in the future.
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
As a result of our position in the market and reputation for superior customer relationships, we believe we have superior access to catastrophe-exposed reinsurance business we view as desirable compared to the market as a whole. As described above, we use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force underwriting portfolio, comparing our estimate of the modeled expected returns of the contract against the amount of capital that we allocate to the contract, based on our estimate of its marginal impact on our overall risk portfolio. At times, our approach to portfolio management has resulted and may result in the future in our having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region, such as Florida where we historically have had a relatively large percentage of coverage exposures, or to a particular peril, such as U.S. hurricane risk, where we believe our analytical skills, claims paying history, large capacity, strong ratings and other attributes offer a competitive advantage, or where the risks or class of risks otherwise adds efficiency to our portfolio. Conversely, from time to time we may have a disproportionately low market share in certain regions or perils where we believe our capital would be less effectively deployed.
Our principal property catastrophe reinsurance products include catastrophe excess of loss reinsurance and excess of loss retrocessional reinsurance as described below.
Catastrophe Excess of Loss Reinsurance
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
Excess of Loss Retrocessional Reinsurance
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
Insurance-Linked Securities
We also invest in insurance-linked securities. Insurance-linked securities are generally privately placed fixed income securities as to which all or a portion of the repayment of the principal is linked to catastrophic events; for example, the occurrence of one or more hurricanes or earthquakes producing industry losses exceeding certain specified thresholds. We seek to underwrite, model, evaluate and monitor these securities using similar tools and techniques used to evaluate our more traditional property catastrophe reinsurance business assumed. In addition, we may enter into derivative transactions, such as total return swaps, that are based on or referenced to underlying insurance-linked securities. Based on an evaluation of the specific features of each insurance-linked security, we account for these securities as reinsurance or at fair value, as applicable, in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, in future periods we may utilize the growing market for insurance-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverage attractive.
Mona Lisa Re Ltd. (“Mona Lisa Re”)
On March 14, 2013, Mona Lisa Re was licensed as a Bermuda domiciled special purpose insurer (“SPI”) to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes (“Notes”) to third-party investors.
Upon issuance of a series of Notes by Mona Lisa Re, all of the proceeds from the issuance are expected to be deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance and/or DaVinci underlying such series of Notes. The outstanding principal amount of each series of Notes generally will be returned to holders of such Notes upon the expiration of the risk period underlying such Notes, unless an event occurs which causes a loss under the applicable series of Notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such Notes. In addition, holders of the Notes are generally entitled to interest payments, payable quarterly as determined by the applicable governing documents of each series of Notes.
Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. We do not have a variable interest in Mona Lisa Re and as a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci. During 2013, Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $9.2 million and $6.5 million, respectively. We have not provided any financial or other support to Mona Lisa Re that was not contractually required to be provided.
Specialty Reinsurance Segment
We write specialty reinsurance for our own account and for DaVinci, covering principally certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as aviation, casualty clash, catastrophe exposed personal lines property, catastrophe exposed workers’ compensation, crop, energy, financial, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. We are seeking to expand our specialty reinsurance operations over time. In 2013, we organized RenaissanceRe Underwriting Managers U.S. LLC (“RenaissanceRe Underwriting Managers U.S.”), a specialty reinsurance agency domiciled in Connecticut, to provide specialty treaty reinsurance solutions on both a quota share and excess of loss basis, as well as to write business on behalf of RenaissanceRe Specialty U.S., a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and Syndicate 1458. However, we cannot assure you that we will succeed in growing these operations or that any growth we do attain will be profitable and contribute meaningfully to our results or financial condition, particularly in light of current and forecasted market conditions. Our specialty reinsurance business is significantly impacted by a comparably small number of relatively large transactions. As with our catastrophe business, our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.
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
We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our catastrophe reinsurance products, and also provide proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance and pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. The reinsurer pays the cedant a commission which is generally based on the cedant’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit factor. Our proportional reinsurance product offerings have grown in recent periods and are likely to continue to grow in the future. These products frequently include tailored features such as limits or sub-limits which we believe help us manage our exposures. Any liability exceeding, or otherwise not subject to, such limits reverts to the cedant. As with our catastrophe reinsurance business, our specialty reinsurance frequently provides coverage for relatively large limits or exposures, and thus we are subject to potential significant claims volatility.
We generally seek to write significant lines on our specialty reinsurance treaties. As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available significant limits. We believe these capabilities, the strength of our specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our specialty reinsurance business. While we believe that these and other initiatives will support growth in our Specialty Reinsurance segment, we intend to continue to apply our disciplined underwriting approach which, together with currently prevailing market conditions, is likely to temper such growth in current and near-term periods.
Lloyd’s Segment
Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. The syndicate enhances our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. RenaissanceRe Syndicate Management Limited (“RSML”), a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458. We anticipate that Syndicate 1458’s absolute and relative contributions to our consolidated results of operations will have a meaningful impact over time, although we cannot assure you we will succeed in executing our growth strategy in respect of Syndicate 1458, or that its results will be favorable.
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
Syndicate 1458 offers a range of property and casualty insurance and reinsurance products including, but not limited to, direct and facultative property, property catastrophe, agriculture, medical malpractice, general liability and professional indemnity. Syndicate 1458 may seek to expand its coverages and capacity over time. As with our catastrophe and specialty reinsurance business, Syndicate 1458 frequently provides coverage for relatively large limits or exposures, and thus it is subject to potential significant claims volatility.

Ventures
We pursue a number of other opportunities through our ventures unit, which has responsibility for creating and managing our joint ventures, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance.
Property Catastrophe Managed Joint Ventures
We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market, enhance our client relationships and generate fee income and profit commissions. These joint ventures allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our principal joint ventures include DaVinci, Top Layer Re and Upsilon RFO. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of the Company, acts as the exclusive underwriting manager for each of these joint ventures.
DaVinci
DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio and a portfolio of certain lines of specialty reinsurance such as terrorism and catastrophe exposed workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business that is underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinciRe and, accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our noncontrolling economic ownership in DaVinciRe was 27.3% at December 31, 2013 (2012 - 30.8%). During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including us, while a new DaVinciRe shareholder purchased new shares in DaVinciRe. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions is 26.5%, effective January 1, 2014.
We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources” for additional information with respect of DaVinci.
Top Layer Re
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
Upsilon RFO
Effective January 1, 2013, we formed and launched a managed joint venture, Upsilon RFO, a Bermuda domiciled SPI (formerly known as Upsilon Reinsurance II Ltd.), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO’s creation further enhances our efforts to match desirable reinsurance risk with efficient capital through a strategic capital structure. Original business was written directly by Upsilon RFO and included $53.5 million of gross premiums written incepting January 1, 2013 under fully-collateralized reinsurance contracts capitalized through the sale of non-voting shares to investors and an insurance contract issued by a third party investor to the Company related to Upsilon RFO’s reinsurance portfolio. Both Upsilon RFO and the insurance participation are managed by RUM in return for an expense override. Through RUM, we are eligible to receive a potential underwriting profit commission in respect of Upsilon RFO. The Company’s participation in the original risks assumed by Upsilon RFO prior to January 1, 2014 was 25.8%, inclusive of the related insurance contract, effective December 31, 2013.

During December 2013, we raised additional capital in Upsilon RFO to provide collateral for the worldwide aggregate and per-occurrence primary and retrocessional reinsurance contracts it entered into incepting on or after January 1, 2014.
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. We are the primary beneficiary of Upsilon RFO as we: (i) have the power over the activities that most significantly impact the economic performance of Upsilon RFO and (ii) have the obligation to absorb the losses, and right to receive the benefits, in accordance with the accounting guidance, that could be significant to Upsilon RFO. As a result, we consolidate Upsilon RFO and all significant inter-company transactions have been eliminated. We have not provided any financial or other support to Upsilon RFO that was not contractually required to be provided.
Medici
Medici is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. During 2013, third-party investors subscribed for a portion of the participating, non-voting common shares of Medici. We maintain majority voting control of of Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), as such, the results of Medici and Fund Holdings are consolidated in our financial statements.
Strategic Investments
Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we instead partner with other market participants. These investments are directed at classes of risk other than catastrophe, and at times may also be directed at non-insurance risks. We find these investments attractive both for their expected returns, and also because they provide us diversification benefits and information and exposure to other aspects of the market. Examples of these investments include our investments in Tower Hill Insurance Group, LLC. (“THIG”), Tower Hill Holdings, Inc. (“Tower Hill”) and Tower Hill Signature Insurance Holdings, Inc. (“Tower Hill Signature” and, collectively, the “Tower Hill Companies”), Universal Holdings Inc. (“Universal”), Angus Partners, LLC. (“Angus”) and Essent Group Ltd. (“Essent”). THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. Subsidiaries of THIG, namely Tower Hill Claims Services, LLC, and Tower Hill Claims Management, LLC, provide claim adjustment services through exclusive agreements with THIG. Tower Hill is an insurance holding company. The subsidiaries of Tower Hill, along with Tower Hill Signature, write residential property insurance. We invested in the Tower Hill Companies, which operate primarily in the State of Florida, to expand our core platforms by obtaining ownership in an additional distribution channel for the Florida homeowners market and to enhance our relationships with other stakeholders. Universal is an integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims, primarily in the Florida homeowners market. Angus provides commodity related risk management products to third party customers. Essent provides mortgage insurance and reinsurance coverage for mortgages located in the U.S. On October 31, 2013, Essent’s common shares began publicly trading on the NYSE. At December 31, 2013, the fair value of our investment in Essent was $121.1 million and we have agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares of Essent we hold prior to April 28, 2014. See “Part II, Item 7. Managements Discussion and Analysis, Net Investment Income” for additional information with respect to our investment in Essent. The carrying value of these investments on our consolidated balance sheet, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so. Other than Essent and Universal, none of the securities we hold in respect of these investments are publicly traded.
Other Transactions
Ventures works on a range of other customized reinsurance and financing transactions. For example, we have participated in and continuously analyze other attractive opportunities in the market for insurance-linked securities and derivatives. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management objectives.
Business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Catastrophe Reinsurance and Specialty Reinsurance segment results as appropriate; the results of our investments, such as Top Layer Re, and other ventures are included in the Other category of our segment results.

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
GEOGRAPHIC BREAKDOWN
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean market, which represented 59.9% of the Company’s gross premiums written for the year ended December 31, 2013. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes. The following table sets forth the percentage of our gross premiums written allocated to the territory of coverage exposure:

	2013		2012		2011
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)
Catastrophe Reinsurance
U.S. and Caribbean	$782,211	48.7%	$857,740	55.3%	$786,721	54.8%
Worldwide (excluding U.S.) (1)	146,048	9.1%	139,265	9.0%	164,112	11.4%
Worldwide	99,179	6.2%	81,595	5.3%	124,797	8.7%
Japan	39,060	2.4%	43,238	2.8%	49,021	3.4%
Europe	25,659	1.6%	37,113	2.4%	31,888	2.2%
Australia and New Zealand	22,460	1.4%	18,578	1.2%	16,818	1.2%
Other	5,762	0.4%	4,678	0.3%	3,939	0.3%
Total Catastrophe Reinsurance	1,120,379	69.8%	1,182,207	76.3%	1,177,296	82.0%
Specialty Reinsurance
Worldwide	151,879	9.5%	96,081	6.2%	91,032	6.3%
U.S. and Caribbean	91,203	5.7%	69,070	4.4%	49,832	3.5%
Australia and New Zealand	12,068	0.7%	28,307	1.8%	792	0.1%
Europe	2,612	0.2%	16,429	1.1%	3,595	0.3%
Worldwide (excluding U.S.) (1)	1,661	0.1%	—	—%	—	—%
Other	66	—%	—	—%	640	—%
Total Specialty Reinsurance	259,489	16.2%	209,887	13.5%	145,891	10.2%
Lloyd’s
Worldwide	104,249	6.5%	75,132	4.8%	47,605	3.3%
U.S. and Caribbean	88,535	5.5%	57,332	3.7%	48,435	3.4%
Europe	14,763	0.9%	14,456	0.9%	8,044	0.6%
Worldwide (excluding U.S.) (1)	8,071	0.5%	6,064	0.4%	238	—%
Australia and New Zealand	2,948	0.2%	2,152	0.1%	2,060	0.1%
Other	7,966	0.5%	4,851	0.3%	5,202	0.4%
Total Lloyd’s	226,532	14.1%	159,987	10.2%	111,584	7.8%
Other category (2)	(988)	(0.1)%	(490)	—%	205	—%
Total gross premiums written	$1,605,412	100.0%	$1,551,591	100.0%	$1,434,976	100.0%

(1)
The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)
The Other category consists of contracts that are primarily exposed to U.S. risks and includes inter-segment gross premiums written of $1.0 million for the year ended December 31, 2013 (2012 - $0.5 million, 2011 - $0.1 million).

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
We regularly review potential strategic transactions that might improve our portfolio of business, enhance or focus our strategies, expand our distribution or capabilities, or provide other benefits. In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. While we regularly review potential strategic transactions and periodically engage in discussions regarding possible transactions, there can be no assurance that we will complete any such transactions or that any such transaction would be successful or materially enhance our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.
COMPETITION
The markets in which we operate are highly competitive, and we believe that competition is in general increasing and becoming more robust. Our competitors include independent reinsurance and insurance companies, subsidiaries and/or affiliates of globally recognized insurance companies, reinsurance divisions of certain insurance companies, domestic and international underwriting operations, and a range of entities offering forms of risk transfer protection on a collateralized or other non-traditional basis. As our business evolves over time we expect our competitors to change as well.
Hedge funds, pension funds and endowments, investment banks, exchanges and other capital market participants are increasingly active in the reinsurance market and the market for related risk. We expect competition from, or funded by, these sources to continue to increase. In addition, we continue to anticipate further, and perhaps accelerating, growth in financial products offered to the insurance market such as exchange traded catastrophe options, insurance-linked securities, unrated privately held reinsurance companies providing collateralized reinsurance, catastrophe-linked derivative agreements and other financial products, intended to compete with traditional reinsurance. We believe that competition in the markets we serve from products such as these has increased and will increase further in the future. It is possible that these changing dynamics will meaningfully impact the markets in which we participate, possibly adversely. Many of these competitors or their financial backers have greater financial, marketing and management resources than we do. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. In addition, the tax policies of the countries where our customers operate, as well as government sponsored or backed catastrophe funds, affect demand for reinsurance, sometimes significantly. Moreover, explicitly or implicitly government-backed entities increasingly represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire. We are unable to predict the extent to which the foregoing or other new, proposed or potential initiatives may affect the demand for our products or the risks for which we seek to provide coverage.

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
We periodically review the estimates and assumptions that are reflected in REMS© and our other tools. For example, the 2011 and 2010 New Zealand Earthquakes and the Tohoku Earthquake provided new insight on certain aspects of hazard and vulnerability to the global earthquake science community. Utilizing internal research capabilities from our team of scientists at Weather Predict Consulting Inc. (“Weather Predict”) and new research from the global earthquake science community, we updated several of our internal regional representations of earthquake risk in advance of the commercially available models. In late 2012, Storm Sandy gave rise to new data relating to storm surge, flood persistence and mid-Atlantic tropical storm meteorology.
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
In addition, we also produce, utilize and report on models which measure our utilization of capital in light of regulatory capital considerations and constraints.  Our position in respect of these regulatory capital models are reviewed by our risk management professional staff and periodically reported to and reviewed by senior underwriting personnel and executive management with responsibility for our regulated operating entities.

Enterprise Risk Management (“ERM”)
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
Our ERM framework comprises three primary areas of focus, as set forth below:

(1)
Assumed Risk. We define assumed risk as activities where we deliberately take risk against the Company’s capital base, including underwriting risks and other quantifiable risks such as credit risk and interest rate risk as they relate to investments, ceded reinsurance credit risk and strategic investment risk, each of which can be analyzed in substantial part through quantitative tools and techniques. Of these, we believe underwriting risk to be the most material to us. In order to understand, monitor, quantify and proactively assess underwriting risk, we seek to develop and deploy appropriate tools to, among other things, estimate the comparable expected returns on potential business opportunities, and estimate the impact that such incremental business could have on our overall risk profile. We use the tools and methods described above in “Underwriting” to seek to achieve these objectives. Embedded within our consideration of assumed risk is our management of the Company’s aggregate, consolidated risk profile. In part through the utilization of REMS© and our other systems and procedures, we seek to analyze our in-force aggregate assumed risk portfolio on a daily basis. We believe this capability helps us to manage our aggregate exposures, as well as to rigorously analyze individual proposed transactions and evaluate them in the context of our in-force portfolio. This aggregation process captures line of business, segment and corporate risk profiles, calculates internal and external capital tests and explicitly models ceded reinsurance. Generally, additional data is added quarterly to our aggregate risk framework to reflect updated or new information or estimates relating to matters such as interest rate risk, credit risk, capital adequacy and liquidity. This information is used in day-to-day decision making for underwriting, investments and operations and is also reviewed quarterly from both a unit level and in respect of our consolidated financial position. We also regularly assess, monitor and review our regulatory risk capital and related constraints.

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
Identification and monitoring of business environment risk and operational risk is coordinated by senior personnel including our Chief Financial Officer (“CFO”), General Counsel and Chief Compliance Officer (“CCO”), Corporate Controller and Chief Accounting Officer (“CAO”), Chief Administrative Officer, Chief Risk Officer (“CRO”), Chief Information Officer and Head of Internal Audit, utilizing resources throughout the Company.
Although financial reporting is a key area of our focus, other operational risks are addressed through our disaster recovery program, human resource practices such as motivating and retaining top talent, our strict tax protocols and our legal and regulatory policies and procedures.
Controls and Compliance Committee.  We believe that a key component of our current operational risk management platform is our Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our CFO, CCO, CAO, Chief Administrative Officer, CRO, Head of Internal Audit, staff compliance professionals and representatives from our business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, and for striving to ensure compliance with applicable laws and regulations, the Company’s Code of Ethics and Conduct (the “Code of Ethics”), and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially raise complex and/or significant tax, legal, accounting, regulatory, financial reporting, reputational or compliance issues.
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
RATINGS
Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We continue to receive high claims-paying and financial strength ratings from A.M. Best Co. (“A.M. Best”), Standard and Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”). These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, and details of recent ratings actions. In addition, S&P assesses companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM rating of “Very Strong”, which is the highest rating assigned by S&P, and indicates that S&P believes RenaissanceRe has very strong capabilities to consistently identify, measure, and manage risk exposures and losses within RenaissanceRe’s predetermined tolerance guidelines.

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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At December 31, 2013	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

At December 31, 2012
(in thousands)
Catastrophe Reinsurance	$706,264	$222,208	$255,786	$1,184,258
Specialty Reinsurance	111,234	80,971	286,108	478,313
Lloyd’s	29,260	10,548	109,662	149,470
Other	17,016	8,522	41,798	67,336
Total	$863,774	$322,249	$693,354	$1,879,377

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During 2013, changes to prior year estimated claims reserves increased our net income by $144.0 million (2012 - increased our net income by $158.0 million, 2011 - decreased our net loss by $132.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claim expenses for the years indicated:

Year ended December 31,	2013	2012	2011
(in thousands)
Net reserves as of January 1	$1,686,865	$1,588,325	$1,156,132
Net incurred related to:
Current year	315,241	483,180	993,168
Prior years	(143,954)	(157,969)	(131,989)
Total net incurred	171,287	325,211	861,179
Net paid related to:
Current year	32,212	84,056	299,299
Prior years	363,235	142,615	129,687
Total net paid	395,447	226,671	428,986
Total net reserves as of December 31	1,462,705	1,686,865	1,588,325
Reinsurance recoverable as of December 31	101,025	192,512	404,029
Total gross reserves as of December 31	$1,563,730	$1,879,377	$1,992,354

Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion regarding the Company’s reserving methodologies, including key assumptions and sensitivity analysis and a discussion regarding the Company’s accounting treatment and favorable development on prior years net claims and claim expenses.
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
Our estimates of losses from large events are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for certain of these large events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of our current reserves arising from the Chilean, 2010 New Zealand, 2011 New Zealand and Tohoku Earthquakes); and in the case of Storm Sandy and the Thailand Floods, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku Earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.
Our reserving techniques, assumptions and processes differ among our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments, and Other category. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.
The following table represents the development of our GAAP balance sheet reserves for December 31, 2003 through December 31, 2013. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of reinsurance recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy on gross reserves.

With respect to the information in the table below, note that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Year ended December 31,	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
(in millions)
Gross reserve for claims and claim expenses	$924.4	$1,295.0	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8	$1,992.3	$1,879.4	$1,563.7
Reserve for claims and claim expenses, net of reinsurance recoverable	$810.6	$1,099.2	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1	$1,588.3	$1,686.9	$1,462.7
1 Year Later	661.5	878.6	1,610.7	1,368.3	1,412.6	1,299.0	958.2	1,024.1	1,430.3	1,543.0	—
2 Years Later	379.5	844.0	1,449.1	1,225.9	1,199.0	1,045.1	857.6	895.8	1,345.5	—	—
3 Years Later	362.8	749.1	1,333.7	1,092.2	997.8	961.4	770.8	849.5	—	—	—
4 Years Later	332.9	717.2	1,231.6	911.1	923.0	888.7	727.4	—	—	—	—
5 Years Later	312.2	683.7	1,077.8	847.2	878.5	849.2	—	—	—	—	—
6 Years Later	301.5	628.9	1,022.7	823.5	858.6	—	—	—	—	—	—
7 Years Later	266.2	609.2	1,002.8	819.1	—	—	—	—	—	—	—
8 Years Later	251.2	604.5	1,009.4	—	—	—	—	—	—	—	—
9 Years Later	241.2	612.4	—	—	—	—	—	—	—	—	—
10 Years Later	244.9	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy on net reserves	$565.7	$486.8	$732.8	$772.2	$750.9	$716.0	$532.9	$306.6	$242.8	$143.9	$—
Cumulative Net Paid Losses
1 Year Later	58.0	302.8	354.8	247.6	337.1	191.5	182.8	129.7	142.6	363.2	—
2 Years Later	100.6	370.8	548.4	435.8	469.5	369.1	301.5	301.5	484.5	—	—
3 Years Later	107.5	395.7	712.6	529.5	553.0	471.6	420.6	379.3	—	—	—
4 Years Later	96.4	446.8	782.9	569.4	605.7	585.8	456.2	—	—	—	—
5 Years Later	129.8	472.7	812.0	594.2	690.4	615.3	—	—	—	—	—
6 Years Later	136.1	482.7	833.1	656.1	703.2	—	—	—	—	—	—
7 Years Later	137.3	492.2	879.1	668.7	—	—	—	—	—	—	—
8 Years Later	139.2	527.6	890.9	—	—	—	—	—	—	—	—
9 Years Later	152.1	533.9	—	—	—	—	—	—	—	—	—
10 Years Later	156.4	—	—	—	—	—	—	—	—	—	—
Gross reserve for claims and claim expenses	$924.4	$1,295.0	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8	$1,992.3	$1,879.4	$1,563.7
Reinsurance recoverable on unpaid losses	113.8	195.8	639.2	219.7	107.7	193.6	84.1	101.7	404.0	192.5	101.0
Net reserve for claims and claim expenses	$810.6	$1,099.2	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1	$1,588.3	$1,686.9	$1,462.7
Gross liability re-estimated	$359.0	$809.6	$1,619.7	$1,025.2	$925.4	$987.7	$774.0	$929.5	$1,744.3	$1,711.3	$—
Reinsurance recoverable on unpaid losses re-estimated	114.1	197.2	610.3	206.1	66.8	138.5	46.6	80.0	398.8	168.3	—
Net liability re-estimated	$244.9	$612.4	$1,009.4	$819.1	$858.6	$849.2	$727.4	$849.5	$1,345.5	$1,543.0	$—
Cumulative redundancy on gross reserves	$565.4	$485.4	$761.7	$785.8	$791.8	$771.1	$570.4	$328.3	$248.0	$168.1	$—

INVESTMENTS
Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. The majority of our investments consist of highly rated fixed income securities. We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. In addition, we have an allocation to other investments including private equity partnerships, senior secured bank loan funds, catastrophe bonds, and hedge funds, and to certain equity securities. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
The table below shows the aggregate amounts of our invested assets:

At December 31,	2013		2012
(in thousands, except percentages)
U.S. treasuries	$1,352,413	19.8%	$1,254,547	19.8%
Agencies	186,050	2.7%	315,154	5.0%
Non-U.S. government (Sovereign debt)	334,580	4.9%	133,198	2.1%
Non-U.S. government-backed corporate	237,479	3.5%	349,514	5.5%
Corporate	1,803,415	26.4%	1,615,207	25.4%
Agency mortgage-backed	341,908	5.0%	408,531	6.4%
Non-agency mortgage-backed	257,938	3.8%	248,339	3.9%
Commercial mortgage-backed	314,236	4.6%	406,166	6.4%
Asset-backed	15,258	0.2%	12,954	0.2%
Total fixed maturity investments, at fair value	4,843,277	70.9%	4,743,610	74.7%
Short term investments, at fair value	1,044,779	15.3%	821,163	12.9%
Equity investments trading, at fair value	254,776	3.7%	58,186	0.9%
Other investments, at fair value	573,264	8.5%	644,711	10.1%
Total managed investment portfolio	6,716,096	98.4%	6,267,670	98.6%
Investments in other ventures, under equity method	105,616	1.6%	87,724	1.4%
Total investments	$6,821,712	100.0%	$6,355,394	100.0%

For additional information regarding the investment portfolio, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Investments”.
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
We believe that primary insurers’ and brokers’ willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to promptly pay valid claims, the quality of a reinsurer’s service, the reinsurer’s willingness and ability to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe we have established a reputation with our brokers and customers for prompt response on underwriting submissions, for fast claims payments and for providing creative solutions to our customers’ needs. Since we selectively write large lines on a limited number of property catastrophe and specialty reinsurance contracts, we can establish terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness. We believe that our willingness and ability to design customized programs and to provide bespoke risk management products has helped us to develop long-term relationships with brokers and customers.
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
The following table shows the percentage of our Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written generated through our largest brokers:

	Catastrophe Reinsurance			Specialty Reinsurance
Year ended December 31,	2013	2012	2011	2013	2012	2011
AON Benfield	50.6%	54.0%	56.7%	40.0%	37.4%	31.9%
Marsh Inc.	21.5%	20.3%	21.0%	27.5%	30.4%	33.7%
Willis Group	14.9%	8.6%	9.8%	25.4%	26.6%	33.3%
Total of largest brokers	87.0%	82.9%	87.5%	92.9%	94.4%	98.9%
All others	13.0%	17.1%	12.5%	7.1%	5.6%	1.1%
Total percentage of segment gross premiums written	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the number of brokers for which we issued authorization for coverage on programs, the number of program submissions received and the number and percent of authorizations issued, split between our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments for 2013:

Year ended December 31, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s
Number of brokers	16	12	42
Program submissions	2,863	402	3,459
Programs authorized	876	184	875
Programs authorized as a percentage of program submissions	31%	46%	25%

EMPLOYEES
At February 19, 2014, we employed 285 people worldwide (February 20, 2013 - 309, February 15, 2012 - 311). As part of the sale of REAL, which closed on October 1, 2013, our overall headcount was reduced by 31 employees. We believe our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries. The Company has historically looked for opportunities to strengthen its operations during periods of softening markets in anticipation of improving market conditions, however, we may from time to time reevaluate our operational needs based on various factors, including the changing nature of such market conditions and changes in our strategy or tactical plans. We currently expect to continue to experience a degree of employee growth in the U.K. and other markets outside Bermuda, which may lead to, in certain cases, new or expanded human resource requirements.

INFORMATION TECHNOLOGY
Our information technology infrastructure is important to our business. Our information technology platform, supported by a team of professionals, is maintained across various office locations. Additional information technology assets are maintained at the other office locations of our operating subsidiaries. We have implemented backup procedures that seek to ensure that our key business systems and data are backed up, generally on a daily basis, and can be restored promptly if and as needed. In addition, we generally store backup information at off-site locations, in order to seek to minimize our risk of loss of key data in the event of a disaster.
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
We believe that the preponderance of our business and support functions utilize information systems that provide critical services to both our employees and our customers.  We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business. While we seek to ensure that our information is appropriately protected by these parties by performing third party risk assessments, we may be unable to establish secure capabilities with all of them; in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.
Cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  Publicly reported instances of cyber security threats and incidents have increased over recent periods, and it is possible that cyber-related risks for us or the costs to us of complying with new or developing regulatory requirements has or will increase.  In 2011, the United States Securities and Exchange Commission (the “SEC”) drafted informal staff-level guidance for public companies to use when considering whether to disclose cyber attacks and their impact on a company's financial condition, and it is possible that the SEC or other agencies which regulate or oversee us will adopt new standards or requirements with which we would be required to comply. We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by our personnel.  Failure to comply with these obligations can give rise to monetary fines and other penalties, which could be significant.
We seek to protect our information systems through physical and electronic safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise.  Moreover, the safeguards we have chosen to utilize are subject to human implementation and maintenance and to other uncertainties.
A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations. Cyber incidents may result in a violation of applicable privacy and other laws and could damage our reputation potentially causing a loss of customers.  Management is not aware of a cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact on us will not occur in the future. We do however periodically perform security penetration test scenarios and provide regular security risk staff education awareness sessions, to evaluate our preparedness and enhance both our system and user ability to detect, alert and respond to such an incident.

We have implemented and periodically test our disaster recovery plans with respect to our information technology infrastructure. Among other things, our recovery plans involve arrangements with off-site, secure data centers in alternative locations. We believe we will be able to access our systems from these facilities in the event that our primary systems are unavailable due to various scenarios, such as natural disasters. However, we have not prepared for every conceivable disaster or every scenario which might arise in respect of the disaster for which we have prepared, and cannot assure you our efforts in respect of disaster recovery will succeed, or will be sufficiently rapid to avoid harm to our business.
REGULATION
U.S. Regulation
Dodd-Frank Act.  On July 21, 2010, President Obama signed into law the Dodd-Frank Act which effects sweeping reforms of the financial services industries. Although the Dodd-Frank Act does not change the state-based system of insurance regulation in the U.S., it does establish federal measures that will impact the U.S. insurance business and preempt certain state insurance laws. Over time, the Dodd-Frank Act or those agencies responsible for its enforcement may lay the foundation for ultimately establishing some form of U.S. federal regulation of insurance.
The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”) to identify and respond to risks to the financial stability of the U.S. and to promote market discipline. FSOC is authorized to designate a nonbank financial company as “systemically significant” if its material financial distress could threaten the financial stability of the U.S. In 2013, FSOC designated three nonbank financial companies, including two insurance groups, as systemically significant. Those designated entities will be subject to supervision by the Board of Governors of the Federal Reserve System as well as enhanced prudential standards, including stress tests, liquidity requirements, annual resolution plans or “living wills,” and enhanced public disclosures. FSOC’s potential recommendation of measures to address systemic risk in the insurance industry could affect our insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant.
The Dodd-Frank Act also created the first office in the Federal government focused on insurance - the Federal Insurance Office (“FIO”). Although FIO has preemption authority over state insurance laws that conflict with certain international agreements, FIO does not have general supervisory or regulatory authority over the business of insurance. Certain functions of FIO relate to systemic risk. Specifically, FIO is authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk. In addition, FIO may recommend to FSOC the designation of systemically important insurers.
FIO has a particular role in connection with international insurance matters. FIO represents the U.S. at the International Association of Insurance Supervisors (“IAIS”); in 2012, FIO participated in IAIS’s Financial Stability Committee and joined IAIS’s Executive Committee. The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance (a “Covered Agreement”). Significantly, FIO is authorized to preempt state measures that (i) are inconsistent with a Covered Agreement and (ii) disfavor non-U.S. insurers subject to a Covered Agreement.
FIO is required to report to Congress annually on the insurance industry and any preemption actions regarding Covered Agreements. A FIO report to Congress describing the breadth of the global reinsurance market and its critical role in supporting the U.S. insurance system scheduled for September 2012 has not yet been produced. On December 12, 2013, however, FIO delivered a report to Congress on how to modernize and improve the system of insurance regulation in the U.S. The report recommended that, in the short term, the U.S. system of insurance regulation can be modernized through state-based improvements combined with certain federal actions. The report identified areas for direct federal involvement in international standard setting, FIO participation in supervisory colleges which monitor the regulation of large national and internationally active insurance groups and federal pursuit of Covered Agreements to afford nationally uniform treatment of reinsurance collateral requirements. The report also made several recommendations for state reform of insurance regulation, including changes to the state regulation of insurance company solvency, group supervision and corporate governance. The FIO report stated that the system of U.S. insurance regulation can be modernized and improved in the short-term, while warning that if the various U.S. states do not act in the near term to effectively regulate matters on a consistent and cooperative basis, in FIO’s view, there will be a greater role for federal regulation of insurance. The potential impact of the Dodd-Frank Act on our U.S. cedants and on the U.S. treatment of global reinsurance matters is not clear at this time. We are monitoring developments at FSOC and FIO in connection with the possible impact on our U.S. insurance and reinsurance business. It is possible FIO will issue recommendations in respect of the reinsurance market that would, if enacted, impact our markets or our operations significantly, perhaps adversely. The Dodd-Frank Act also provides for the specific preemption of certain state insurance laws in the areas of reinsurance and surplus insurance regulation.
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
Reinsurance Regulation.  Our Bermuda-domiciled insurance operations and joint ventures principally consist of Renaissance Reinsurance, DaVinci, Top Layer Re, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S. and Upsilon RFO. All are admitted to transact insurance business in Bermuda. The insurance laws of each state of the U.S. regulate the sale of reinsurance to ceding insurers authorized in the state by non-admitted alien reinsurers, acting from locations outside the state. With some exceptions, the sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Our Bermuda-domiciled insurance operations and joint ventures do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction, other than Bermuda, where the conduct of such activities would require that any company be so admitted.
In 2013, we organized RenaissanceRe Underwriting Managers U.S., a specialty reinsurance agency domiciled in Connecticut, to provide specialty treaty reinsurance solutions on both a quota share and excess of loss basis, as well as to write business on behalf of RenaissanceRe Specialty U.S., a Bermuda-domiciled reinsurer launched in 2013 which operates subject to U.S. federal income tax, and Syndicate 1458.  RenaissanceRe Underwriting Managers U.S. is licensed by the Connecticut Department of Insurance as a reinsurance intermediary broker and is required to maintain its reinsurance intermediary broker license in force in order to conduct its reinsurance operations in Connecticut.
Although, in general, reinsurance contract terms and rates are not subject to regulation by state insurance authorities, a primary U. S. insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit on its statutory financial statements for the reinsurance ceded. State insurance regulators permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted, non-U.S. (alien) reinsurers if the reinsurance contract contains certain minimum provisions and if the reinsurance obligations of the non-U.S. reinsurer are appropriately collateralized. Qualifying collateral may be established by an alien reinsurer exclusively for a single U.S. ceding company. Alternatively, an alien reinsurer that is accredited by a state may establish a multi-beneficiary trust with qualifying assets equal to its reinsurance obligations to all U.S. ceding insurers, plus a trusteed surplus amount. Renaissance Reinsurance and DaVinci are each an accredited reinsurer in New York and Florida and have established multi-beneficiary trusts with a qualifying financial institution in New York for the benefit of their U.S. cedants.
States have generally required alien reinsurers to provide collateral equal to one hundred percent of their reinsurance obligations to U.S. ceding insurers. However, recently eighteen states have changed their credit for reinsurance laws to permit US ceding insurers to take full credit for reinsurance when a “certified” reinsurer posts reduced collateral amounts. Under these amended credit for reinsurance laws, qualifying alien reinsurers may reduce their collateral for future reinsurance agreements based on a secure rating assigned by the U.S. insurance regulator. The secure rating is assigned by the state upon an assessment of the reinsurer’s financial condition, financial strength ratings and other factors. In addition, the alien reinsurer must be domiciled in a jurisdiction that is “qualified” under state law. In February 2014, Bermuda was the first foreign jurisdiction to be added to the National Association of Insurance Commissioners’ (the “NAIC”) list of conditional qualified jurisdictions, and states that have amended their credit for reinsurance laws may accept such conditional qualification in assessing reinsurers for certification. Of the eighteen states that have changed their credit for reinsurance laws, only Connecticut, New York and Florida have approved any reinsurers for collateral reduction. Florida has approved Renaissance Reinsurance and DaVinci for collateral reduction.

The Dodd-Frank Act also addresses states’ extraterritorial regulation of credit for reinsurance and the solvency regulation of U.S. reinsurers. The Dodd-Frank Act prohibits a state in which a U.S. ceding insurer is licensed, but not domiciled, from denying credit for reinsurance if the ceding insurer’s domestic state recognizes credit for reinsurance for the insurer’s ceded risk and is a state accredited by the NAIC (or has substantially similar financial solvency requirements). With limited exceptions, the provisions of the Dodd-Frank Act affecting reinsurance became effective July 21, 2011.
Although these changes may benefit our Bermuda based reinsurers by prohibiting states’ extraterritorial application of credit for reinsurance laws and streamlining the credit for reinsurance process, states may also impose heightened standards on U.S. ceding insurers’ in their selection of reinsurers which could have an adverse impact on our business.
Excess and Surplus Lines Regulation.  RenaissanceRe Specialty Risks, domiciled in Bermuda, is not licensed in the U.S. but is eligible to offer coverage in the U.S. exclusively in the surplus lines market. RenaissanceRe Specialty Risks is listed on the NAIC’s International Insurers Department’s Quarterly List of Alien Insurers as an eligible alien surplus lines insurer. Under the Dodd Frank Act, states may not prohibit a surplus lines broker from placing insurance with an alien insurer that appears in the Quarterly List of Alien Insurers maintained by the International Insurers Department. In accordance with certain provisions of the NAIC Nonadmitted Insurance Model Act, which provisions have been adopted by a number of states, RenaissanceRe Specialty Risks has established, and is required to maintain, a trust funded to a minimum amount as a condition of its status as an eligible, non-admitted insurer in the U.S. Although surplus lines business is generally less regulated than the admitted market, strict regulations apply to surplus lines placements under the laws of every state, and the regulation of surplus lines insurance may undergo changes in the future.
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
In 2007, Florida enacted legislation which enabled the FHCF to offer increased amounts of coverage in addition to the mandatory coverage amount, at below-market rates. Further, the legislation expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In May 2009, the Florida legislature took steps to strengthen the financial condition of FHCF and Citizens, which a government-appointed task force determined to have been impaired by issues including the crisis in the credit markets, widespread rate inadequacy, and issues arising out of the application of discounts for housing retrofits and mitigation features. A bill was passed in 2009 permitting Citizens to raise its rates by up to 10% starting in 2010 and every year thereafter until its current shortfall is corrected and Citizens has sufficient funds to pay its claims and expenses. The bill provided for the gradual phase out of $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The rate increases and cut back on coverage by FHCF and Citizens have supported, over this period, a relatively increased role for private insurers in Florida, a market in which we have established substantial market share. However, we cannot assure you that this increased role will continue or be maintained, or that adverse new legislation will not be passed.
It is possible that other states, particularly those with Atlantic or Gulf Coast exposures, may enact new or expanded legislation based on the earlier Florida precedent, or may otherwise enact legislation which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or Federal level. For example, in the past, federal bills have been proposed in Congress (and, in prior Congressional sessions, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets.  In 2009, the Catastrophe Obligation Guarantee Act was introduced in the Senate and House (S. 886) to federally guarantee bond issuances by certain government entities, potentially including the FHCF, the

Texas Windstorm Insurance Association, the California Earthquake Authority, and others. In August 2012, Congressman Albio Sires introduced the Taxpayers’ Protection Act (HR 6477). The bill would establish a federal catastrophe fund where eligible states can purchase reinsurance directly from the federal government. In January 2013, Congresswoman Frederica Wilson introduced the Homeowners’ Defense Act which would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. In January 2013, Congressman Dennis Ross introduced the Homeowners’ Insurance Protection Act (HR 240), which would create a federal catastrophe reinsurance program to back up federal reinsurance programs.  If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally, and could accordingly adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the increased likelihood of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update” for further information regarding recent legislative and regulatory proposals.
The potential for further expansion into additional insurance markets could expose us or our subsidiaries to increasing regulatory oversight, including the oversight of countries other than Bermuda and the U.S. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer Re, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., Upsilon RFO, or any of our other Bermudian subsidiaries will become subject to direct U.S. regulation.
Bermuda Regulation
All Bermuda companies must comply with the provisions of the Companies Act 1981. In addition, the Insurance Act 1978 and related regulations (collectively the “Insurance Act”), regulate the business of our Bermuda insurance, reinsurance and management company subsidiaries.
As a holding company, RenaissanceRe is not currently subject to the Insurance Act. However, the Insurance Act regulates the insurance and reinsurance business of our operating insurance companies. RenaissanceRe’s most significant operating subsidiaries include Renaissance Reinsurance and DaVinci which are registered as Class 4 general business insurers, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. which are registered as Class 3B general business insurers, and Top Layer Re which is registered as a Class 3A general business insurer under the Insurance Act. RenaissanceRe also has operating subsidiaries registered as SPIs under the Insurance Act, including most recently, Upsilon RFO. RUM and RenaissanceRe Underwriting Management Ltd. are each registered as insurance managers under the Insurance Act.
The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the Bermuda Monetary Authority (the “BMA”) powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements of the Insurance Act include the appointment of an independent auditor and loss reserve specialist (both of whom must be approved by the BMA), the filing of an annual financial return and provisions relating to the payment of distributions and dividends. In particular:

•
Each Class 3A, Class 3B and Class 4 general business insurer is required to submit annual statutory financial statements as part of its statutory financial return no later than four months after the insurer’s financial year end (unless specifically extended). The annual statutory financial statements give detailed information and analyses regarding premiums, claims, reinsurance, reserves and investments. The statutory financial return includes, among other items: a report of the approved independent auditor on the statutory financial statements; a declaration of statutory ratios; a solvency certificate; the statutory financial statements themselves; the opinion of the approved loss reserve specialist; and details concerning ceded reinsurance.

•
In addition to preparing statutory financial statements, all Class 3A, Class 3B and Class 4 insurers must prepare financial statements in respect of their insurance business in accordance with GAAP, International Financial Reporting Standards (“IFRS”) or other acceptable accounting standards.

•
A general business insurer’s statutory assets must exceed its statutory liabilities by an amount, equal to or greater than the prescribed minimum solvency margin, which varies with the category of its registration and net premiums written and loss reserves posted (“Minimum Solvency Margin”). The Minimum Solvency Margin that must be maintained by a Class 4 insurer is the greater of (i) $100.0 million, or (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) or (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves. The Minimum Solvency Margin for a Class 3A or Class 3B insurer is the greater of (i) $1.0 million, or (ii) 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6.0 million, or (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves.

•
In addition, each Class 3A, Class 3B and Class 4 insurer must maintain its capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3A, Class 3B and Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3A, Class 3B and Class 4 insurer equal to 120% of the respective ECR. While a Class 3A, Class 3B and Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight.

•	An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (“Minimum Liquidity Ratio”).

•
Class 3A, Class 3B and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required Minimum Solvency Margin or Minimum Liquidity Ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Further, Class 3B and Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 3A, Class 3B and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act which apply to all Bermuda companies.

•
Unlike other (re)insurers, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure.  Further, SPIs are currently not required to file annual loss reserve specialist opinions and the BMA has the discretion to modify such insurer’s accounting requirements under the Insurance Act.  Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. In December 2013, the BMA issued a notice in which it proposed to amend the statutory reporting requirements for SPIs. Under this notice, the BMA will likely require SPIs to submit additional schedules together with the existing statutory financial return. These enhancements are likely to be effective for the 2013 statutory financial return, to be filed on or before April 30, 2014.

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

•
All registered insurers are required to give the BMA 14 days’ notice of certain matters that are likely to be of material significance (each a “Material Change”) to the BMA in carrying out its supervisory function under the Insurance Act.

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

•
Pursuant to the Insurance Act, the BMA acts as the group supervisor of the RenaissanceRe group of companies (the “RenaissanceRe Group”) and it has designated Renaissance Reinsurance to be the “designated insurer” in respect of the RenaissanceRe Group. The designated insurer is required to ensure that the RenaissanceRe Group complies with the provisions of the Insurance Act pertaining to groups and all related group solvency and group supervision rules (together, the “Group Rules”). Under the Group Rules, the RenaissanceRe Group is required to annually prepare and submit to the BMA group GAAP financial statements, group statutory financial statements, a group statutory financial return and a group capital and solvency return. Further, our Board of Directors has established solvency self assessment procedures for the RenaissanceRe Group that factor in all foreseeable material risks; Renaissance Reinsurance must ensure that the RenaissanceRe Group’s assets exceed the amount of the RenaissanceRe Group’s liabilities by the aggregate minimum margin of solvency of each qualifying member; and our Board of Directors has established and effectively implement corporate governance policies and procedures designed to ensure they support the overall organizational strategy of the RenaissanceRe Group. In addition, the RenaissanceRe Group is required to prepare and submit a quarterly financial return comprising unaudited consolidated group financial statements, a schedule of intra-group transactions and a schedule of risk concentrations.

•
The BMA has certain powers of investigation and intervention relating to insurers and their holding companies, subsidiaries and other affiliates, which it may exercise in the interest of such insurer’s policyholders or if there is any risk of insolvency or of a breach of the Insurance Act or the insurer’s license conditions.

•
Under the provisions of the Insurance Act, the BMA may, from time to time, conduct “on site” visits at the offices of insurers it regulates. Over the past several years, the BMA has conducted several “on site” reviews in respect of our Bermuda-domiciled operating insurers. No remedial actions were communicated to us as a result of any of the on-site reviews to date.

•	The BMA may cancel an insurer’s registration on certain grounds specified in the Insurance Act.
Given the delays announced in late 2012 in respect of the implementation timetable related to Solvency II, as discussed below, the BMA has indicated that it will remain committed to the regulatory equivalence process in relation to Solvency II for Bermuda’s commercial insurance sector. However, the BMA has noted that its overall adoption of progressive, risk-based supervision will go beyond this single regulatory initiative. The BMA has expressed its desire to implement changes to Bermuda’s regulatory regime on a schedule that enables Bermuda’s (re)insurers to transition to enhanced requirements on a phased basis where appropriate.
At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or by our shareholders in respect of our shares.  We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 31, 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda.
U.K. Regulation
Lloyd’s Regulation
General.  The operations of RSML are subject to oversight by Lloyd’s, substantially effected through the Lloyd’s Franchise Board, which was formally constituted on January 1, 2003. The Franchise Board establishes guidelines and operates a business planning and monitoring process for all Lloyd’s syndicates. RSML’s business plan for Syndicate 1458 requires annual approval by the Lloyd’s Franchise Board including maximum underwriting capacity. The Lloyd’s Franchise Board may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members. If material changes in the business plan for Syndicate 1458 were required by the Lloyd’s Franchise Board, or if charges and assessments payable to Lloyd’s by RenaissanceRe CCL were to increase significantly, these events could have an adverse effect on the operations and financial results of RSML. The Company has deposited certain assets with Lloyd’s to support RenaissanceRe CCL’s underwriting business at Lloyd’s. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.
By entering into a membership agreement with Lloyd’s, RenaissanceRe CCL has undertaken to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012 (the “FSMA”), in particular that are applicable to it.
Capital Requirements.  Capital is supplied on the basis of an annual venture, with continuing support from capital providers and the members of Lloyd’s, and requires affirmation each year. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the Individual Capital Adequacy regime of the U.K.’s Prudential Regulation Authority (the “PRA”). The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.
Restrictions.  A Reinsurance to Close (“RITC”) generally is put in place after the third year of operations of a syndicate year of account. On successful conclusion of a RITC, any profit from the syndicate’s operations for that year of account can be remitted by the managing agent to the syndicate’s members. If the syndicate’s managing agency concludes that an appropriate RITC cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period, there cannot be a release of the Funds at Lloyd’s of a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s over and above the capital requirement.
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
Intervention Powers.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s requirements or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on the corporate member’s participation in a given underwriting year. If a member of Lloyd’s is unable to pay its debts to policyholders, the member may obtain financial assistance from the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

PRA and FCA Regulation
The PRA currently has ultimate responsibility for the prudential supervision of the Lloyd’s market and the Financial Conduct Authority (the “FCA”) has responsibility for market conduct regulation. Both the PRA and FCA have substantial powers of intervention in relation to Lloyd’s managing agents, such as RSML, including the power to remove an agent’s authorization to manage Lloyd’s syndicates. In addition, each year the PRA requires Lloyd’s to satisfy an annual solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require the entire Lloyd’s market to cease underwriting or individual Lloyd’s members may be required to cease or reduce their underwriting.
Lloyd’s as a whole is authorized by the PRA and regulated by both the FCA and PRA. Lloyd’s is required to implement certain rules prescribed by the PRA and by the FCA; such rules are to be implemented by Lloyd’s pursuant to its powers under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and FCA directly monitor Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to either the PRA or the FCA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA or the FCA may intervene at their discretion. Future regulatory changes or rulings by the PRA or FCA could impact RSML’s business strategy or financial assumptions, possibly resulting in an adverse effect on RSML’s financial condition and operating results.
Change of Control.  The PRA and the FCA currently regulate the acquisition of control of any Lloyd’s managing agent which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of RenaissanceRe’s common shares or voting power would therefore be considered to have acquired control of RSML. Under the FSMA, any person or entity proposing to acquire control over a Lloyd’s managing agent must give prior notification to the PRA and the FCA of his or the entity’s intention to do so. The PRA and FCA would then have sixty working days to consider the application to acquire control. Failure to make the relevant prior application could result in action being taken against RSML by the PRA or the FCA of both of them. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the PRA and FCA) of a Lloyd’s managing agent or Lloyd’s corporate member.
Other Applicable Laws.  Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as of each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including RSML and RenaissanceRe CCL.
Solvency II
Solvency II was adopted by the European Parliament in April of 2009. The timing for the implementation of Solvency II in European Member States by the European Commission (“EC”), previously scheduled for January 1, 2014, has been delayed so that a start date for full implementation of Solvency II of January 1, 2016 seems increasingly likely, although as yet still not certain. In the meantime, the Lloyd’s Solvency II implementation plans are designed to facilitate a January 1, 2016 implementation date, however Lloyd’s has noted to its managing agents that this is a planning assumption only and is subject to change as further clarification from the EC emerges. Upon its adoption, Solvency II will replace the current solvency requirements and implement a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for (re)insurers across the EU Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the EC. Lloyd’s requires all managing agents to develop internal models for the syndicate they manage. The 2014 capital requirement for Syndicate 1458 was based on RSML’s internal model in line with this process. We continue to monitor the ongoing legislative and regulatory steps in relation to the adoption of Solvency II.
Singapore Regulation
A branch of Renaissance Reinsurance based in the Republic of Singapore (the “Singapore Branch”) received a license to carry on insurance business as a general reinsurer on October 28, 2013.  The activities of the Singapore Branch are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, the Singapore Branch is regulated by the Accounting and Corporate Regulatory Authority (the “ACRA”) as a foreign company pursuant to Singapore’s Companies Act.  Prior to the establishment of the Singapore Branch, Renaissance Reinsurance had maintained a representative office in Singapore since April 2012. In addition, an application for a branch of DaVinci in the Republic of Singapore to carry on insurance business as a general reinsurer is under review by the Monetary Authority of Singapore and approval is anticipated in early 2014.
Renaissance Services of Asia Pte. Ltd., our Singapore-based service company, was established as a private company limited by shares in Singapore on March 15, 2012 and is registered with the ACRA and subject to Singapore’s Companies Act.
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
An increasing number of federal, state, local and foreign government requirements and international agreements apply to environmental and climate change, in particular by seeking to limit or penalize the discharge of materials such as greenhouse gas (“GHG”) into the environment or otherwise relating to the protection of the environment. Although our operations are characterized by a small number of professional office facilities, and we have not been directly, materially impacted by these changes to date, it is our policy to monitor and seek to ensure compliance with these requirements, as applicable. We believe that, as a general matter, our policies, practices and procedures are properly designed to identify and manage environmental and climate-related risks, particularly the risks of potential financial liability in connection with our reinsurance, insurance and trading businesses. However, we believe that some risk of environmental damage is inherent in respect of any commercial operation, and may increase for us if our business continues to expand and diversify by business we write or investments we make. Certain of our investments may also be adversely affected by climate change and increased governmental regulation of, or international agreements pertaining to, GHG emissions. Moreover, our evaluation may be flawed or may reflect inaccurate or incomplete information, and it is possible our exposure to climate change or other environmental risks is greater than we have currently estimated.
At this time, we do not believe that any existing or currently pending climate change legislation, regulation, or international treaty or accord known to us would be reasonably likely to have a material effect in the foreseeable future on our business or on our results of operations, capital expenditures or financial position. However, it is possible that future developments, such as increasingly strict environmental laws and standards and enforcement policies, could give rise to more severe exposure, more costly compliance requirements, or otherwise bring into question our current policies and practices. In addition, it is possible that state insurance regulation could impact the ability of our insurance and reinsurance customers, or of the Company, to manage property exposures in areas vulnerable to significant climate-driven losses. For example, if our insurance and reinsurance customers or operations are unable to utilize actuarially sound, risk-based pricing, to modify policy terms if necessary to reflect changes in the underlying risks, or to otherwise manage exposures appropriately to reflect the risk of increased loss from both large scale natural catastrophes and smaller scale weather events, our markets, customers, or our own financial results may all be adversely affected. We will continue to monitor emerging developments in this area.
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

Funds at Lloyd’s
Funds of an approved form that are lodged and held in trust at Lloyd’s as security for a member’s underwriting activities. They comprise the members’ deposit, personal reserve fund and special reserve fund and may be drawn down in the event that the member’s syndicate level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member’s premium income limit and also the nature of the underwriting account.

Generally Accepted Accounting Principles in the United States (“GAAP”)
Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board and/or their respective successors and which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (“IBNR”)
Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. For the Company, insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards (“IFRS”)	Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g. fire, allied lines, homeowners and surety, among others.

Lloyd’s
Depending on the context, this term may refer to (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates (i.e., Lloyd’s is not an insurance company); (b) the underwriting room in the Lloyd’s building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members (in this sense Lloyd’s should be understood as a market place); or (c) the Corporation of Lloyd’s which regulates and provides support services to the Lloyd’s market.

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

Profit commission
A provision found in some reinsurance agreements that provides for profit sharing. Parties agree to a formula for calculating profit, an allowance for the reinsurer’s expenses, and the cedant’s share of such profit after expenses.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

Proportional reinsurance
A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro-rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also “Quota Share Reinsurance”.

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
We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation and Corporate Governance Committee Charter, Corporate Governance Guidelines, and Code of Ethics. Such information is also available in print for any shareholder who sends a request to RenaissanceRe Holdings Ltd., Attn: Office of the Corporate Secretary, P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.
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
Our largest product based on total gross premiums written is property catastrophe reinsurance. We also sell lines of specialty reinsurance products and insurance products that are exposed to catastrophe risk. We therefore have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornadoes, hailstorms, drought and other natural or man-made disasters, such as acts of terrorism. Our relative exposure to catastrophe risk has recently increased, including as a result of the sale of substantially all of our U.S.-based insurance operations in early 2011 and our sale of REAL in October 2013, which diminished the diversification of our exposure to non-catastrophe perils to a degree. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by loss events of low frequency and high severity.
We expect claims from catastrophic events to cause substantial volatility in our financial results for any fiscal quarter or year; moreover, catastrophic claims could adversely affect our financial condition, results of operations and cash flows. Our ability to write new business could also be affected. We believe that factors including increases in the value and geographic concentration of insured property, particularly along coastal regions, the increasing risk of extreme weather events reflecting changes in climate, ocean temperatures and sea levels, and the effects of inflation may continue to increase the severity of claims from catastrophic events in the future.
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
Our specialty reinsurance operations are expected to produce claims which at times can only be resolved through lengthy and unpredictable litigation or other dispute resolution processes. The measures required to resolve such claims, including the adjudication process, present different and potentially more varied reserve challenges than property losses (which, on the whole, tend to be reported comparatively more promptly and to be settled within a relatively shorter period of time, although every catastrophic event is comprised of a unique set of circumstances). Actual net claims and claim expenses paid and reported may deviate, perhaps materially, from the reserve estimates reflected in our financial statements.
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
As an example, our estimates of losses from catastrophic events are based on factors including currently available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the magnitude and unusual complexity of the legal and claims issues relating to these events, particularly Storm Sandy, the Thailand Floods, and the major earthquakes which occurred in 2011 and 2010, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the potential lengthy claims development period, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.
As described in more detail herein, we have made substantial investments to develop proprietary analytic and modeling capabilities to facilitate our underwriting, risk management, capital modeling and allocation, and risk assessments relating to the risks we assume.  See “Part I, Item 1. Business, Underwriting and Enterprise Risk Management.”  These models and other tools help us to manage our risks, understand our capital utilization and risk aggregation, inform management and other stakeholders of capital requirements and seek to improve the risk/return profile or optimize the efficiency of the amount of capital we apply to cover the risks in the individual contracts we sell and in our portfolio as a whole. However, given the inherent uncertainty of modeling techniques and the application of such techniques, the possibility of human or systems error, the challenges inherent in consistent application of complex methodologies in a fluid business environment and other factors, our models, tools and databases may not accurately address the risks we currently cover or the emergence of new matters which might be deemed to impact certain of our coverages.  Accordingly, our models may understate the exposures we are assuming and our results from operations and financial condition may be adversely impacted, perhaps significantly.  Conversely, our models may prove too conservative and contribute to factors which would impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages.  In general, our techniques for evaluating catastrophe risk are much better developed than those for other classes of risk in businesses that we have entered into more recently.  Accordingly, these risks may increase if we succeed in increasing the contributions from our Specialty Reinsurance segment or from our Lloyd’s segment, either on an absolute or relative basis.
A decline in the ratings assigned to our financial strength may adversely impact our business, perhaps materially so.
Third party rating agencies assess and rate the financial strength, claims paying ability and enterprise wide risk management of reinsurers and insurers, such as Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks, Top Layer Re and certain of our other operating subsidiaries and joint ventures. These ratings are based upon criteria established by the rating agencies. Periodically, the rating agencies evaluate us and may downgrade or withdraw their financial strength ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. The financial strength and claims paying ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors.
These ratings are subject to periodic review and may be revised or revoked by the agencies which issue them. In addition, from time to time one or more rating agencies have effected changes in their capital models and rating methodologies, which have generally served to increase the amounts of capital required to support the ratings, and it is possible that legislation arising as a result of the financial crisis that preceded the recent period of relative economic weakness may result in additional changes. Negative ratings actions in the future could have an adverse effect on our ability to fully realize the market opportunities we currently expect to participate in. In addition, many reinsurance contracts contain provisions permitting cedants to cancel coverage pro-rata if the reinsurer is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation.
Our ability to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade. For example, following a ratings downgrade we might lose customers to more highly rated competitors or retain a lower share of the business of our customers.
For the current ratings of certain of our subsidiaries and joint ventures, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Ratings” for additional information.
The emergence of matters which may impact certain of our coverages, such as the asserted trend toward potentially significant climate change, could cause us to underestimate our exposures and potentially adversely impact our financial results, perhaps significantly.
We use analytic and modeling capabilities that help us to assess the risk and return of each reinsurance contract in relation to our overall portfolio of reinsurance contracts. See “Part I, Item 1. Business, Underwriting and Enterprise Risk Management.”
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
Unanticipated developments in the law as well as changes in social and environmental conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. We believe our property catastrophe results have been adversely impacted over recent periods by increasing primary claims level fraud and abuses, as well as other forms of social inflation, and that these trends may continue, particularly in certain U.S. jurisdictions in which we focus, including Florida and Texas.
With respect to our specialty reinsurance operations, these legal, social and environmental changes may not become apparent until some point in time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of a pandemic illness that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. We expect that our exposure to this uncertainty will grow as our “long-tail” casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more “short-tail.” While we continually seek to improve the effectiveness of our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties. We are also subject to indemnification obligations and unknown liabilities relating to businesses and assets that we have disposed; such liabilities may exceed our estimated exposures or otherwise result in a loss which could have a material adverse effect on us.
Because we depend on a few insurance and reinsurance brokers in our Catastrophe Reinsurance and Specialty Reinsurance segments for a preponderance of our revenue, loss of business provided by them could adversely affect us.
Our Catastrophe Reinsurance and Specialty Reinsurance markets insurance and reinsurance products worldwide exclusively through a limited number of insurance and reinsurance brokers. Three brokerage firms accounted for 88.2% of our aggregate Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written for the year ended December 31, 2013 (2012 - 84.6%). Subsidiaries and affiliates of AON Benfield, Marsh Inc. and the Willis Group accounted for approximately 48.6%, 22.7% and 16.9%, respectively, of our aggregate Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written in 2013 (2012 - 51.5%, 21.4% and 11.7%, respectively). As our business is heavily reliant on the use of brokers, the loss of a broker through a merger or other business combination could result in the loss of a substantial portion of our business which would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease. Further, due to the concentration of our brokers, our brokers may have increasing power to dictate the terms and conditions of our arrangements with them, which could have a negative impact on our business.

We are exposed to counterparty credit risk, including with respect to reinsurance brokers.
In accordance with industry practice, we pay virtually all amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). Likewise, premiums due to us by ceding insurers are virtually all paid to brokers, who then pass such amounts on to us. In many jurisdictions, we have contractually agreed that if a broker were to fail to make such a payment to a ceding insurer, we would remain liable to the ceding insurer for the deficiency. Conversely, in many jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid by the cedants and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a substantial degree of credit risk associated with brokers around the world.
We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. Our premiums receivable at December 31, 2013 totaled $474.1 million, and these amounts are generally not collateralized. At December 31, 2013, we had recorded $101.0 million of reinsurance recoverables, net of a valuation allowance of $1.7 million for uncollectible recoverables, a significant portion of which are not collateralized. We cannot assure you that such receivables or recoverables will ever be collected or that additional amounts will not be required to be written down in 2014 or future periods. To the extent our customers or retrocedants become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable or reinsurance recoverables, as applicable, in our financial statements.
As a result of the recent period of relative economic weakness, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, and others has increased, perhaps materially so.
Weakness in business and economic conditions generally or specifically in the principal markets in which we do business could adversely affect our business and operating results.
The U.S. and numerous other leading markets around the world continue to experience slow recoveries or more challenging economic conditions, and we believe meaningful risk remains of returned deterioration in economic conditions and of substantial and continuing financial market disruptions in certain large economies. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions should weaken, the business environment in our principal markets would be adversely affected, which accordingly could adversely affect demand for the products sold by us or our customers. In addition, adverse conditions of volatility in the U.S. and other securities markets may adversely affect our investment portfolio or the investment results of our clients, potentially impeding their operations or their capacity to invest in our products.  Conditions in the global financial markets and economic and geopolitical conditions throughout the world are outside of our control and difficult to predict, being influenced by factors such as national and international political circumstances (including governmental instability, wars, terrorist acts or security operations), interest rates, market volatility, asset or market correlations, equity prices, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation including as regards taxation, trade barriers, commodity prices, interest rates, currency exchange rates and controls. In addition, during an economic downturn we believe our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased.
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
Congress is reported to be considering legislation relating to the tax treatment of offshore insurance that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In past Congressional sessions, U.S. Rep. Richard Neal introduced one such proposal, H.R. 3424 (the “Neal Bill”) which would have provided that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. units to offshore affiliates. The Obama Administration has included similar provisions in its formal  budgetary proposals. We believe that passage of such legislation could adversely affect us, perhaps materially, depending on various factors, including the magnitude of our U.S.-based operations. We could also be adversely impacted if final legislation actually enacted, if any, differs from the proposed language previously introduced or described.
On February 7, 2013, U.S. Senator Bernard Sanders introduced legislation in the U.S. Senate entitled the “Corporate Tax Dodging Prevention Act”. Similar legislation was also proposed in 2012, 2011 and 2010. If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, certain corporate entities if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would negatively impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.
A decline in our investment performance could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy.
We have historically derived a meaningful portion of our income from our invested assets, which are comprised of, among other things, fixed maturity securities, such as bonds, asset-backed securities, mortgage-backed securities, equity securities and investments in bank loan funds, hedge funds and private equity partnerships. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.
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

A portion of our investment portfolio is allocated to other classes of investments which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short term investments. These other classes of investments include equity securities and interests in alternative investment vehicles such as private equity partnerships, hedge funds, senior secured bank loan funds and catastrophe bonds, and are recorded on our consolidated balance sheet at fair value. For the aforementioned classes of investments, the fair value of the assets comprising the portfolio of an investment vehicle, and likewise the net asset value of the investment vehicle itself, are generally established on the basis of the valuation criteria applied by the investment managers as set forth in the governing documents of such investment vehicles. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests, notes or other securities representing interests in the relevant investment vehicles. Interests in many of the investment classes described above are subject to restrictions on redemptions and sales which are determined by the governing documents or otherwise by contract and limit our ability to liquidate these investments in the short term. These classes of investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. The performance of these classes of investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly adversely affect our financial results.
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
We may from time to time modify our business and strategic plan, and these changes could adversely affect us and our financial condition.
We regularly evaluate our business plans and strategies. These evaluations often result in changes to our business plans and initiatives, some of which may be material. Given the increasing importance of strategic execution in our industry, we are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies, particularly as the pace of change in our industry continues to increase. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core and historically successful operations and competencies. Moreover, modifications we undertake to our operations may not be immediately reflected in our financial statements. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure necessary in respect of our more recent, new or proposed initiatives, may not have an impact on our publicly reported results until many years after implementation. The risk that we may fail to have the ability to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
The loss of key senior members of management could adversely affect us.
Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our senior officers. The loss of services of members of our senior management team in the future, and the uncertain transition of new members of our senior management team, as applicable, may strain our ability to execute our strategic initiatives. Given our reliance on a relatively small management team, the loss of one or more of our senior officers could adversely impact our business, by, for example, making it more difficult to retain customers, attract or maintain our capital support, or other needs of our business, which depend in part on the service of the departing officer. While we seek to engage in robust organizational development, we may encounter unforeseen, or fail to adequately address potential, difficulties associated with the transition of members of our senior management team for new or expanded roles necessary to execute our strategic and tactical plans, including in connection with our anticipated geographic diversification as well as those which may arise from the senior management transition we announced during the second quarter of 2013. We do not currently maintain key man life insurance policies with respect to any of our employees.
In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of Permanent Residents’ Certificates and holders of Working Residents’ Certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. Substantially all of our officers are working in Bermuda under work permits that will expire over the next three to five years. The Bermuda government could refuse to extend these work permits, which would adversely impact us. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior officers or key contributors were not permitted to remain in Bermuda, or if we experience delays or failures to obtain permits for a number of our professional staff, our operations could be disrupted and our financial performance could be adversely affected as a result.
In late 2011, the Bermuda Parliament passed the Incentives for Job Makers Act 2011 (the “Job Makers Act”), which provides that a limited number of non-Bermudian executives of Bermuda companies may, subject to their and their company meeting the requirements under the Job Makers Act, apply for permission to reside and work in Bermuda exempt from the requirement for a work permit. At this time we cannot assure you that the Job Makers Act diminishes our risks of retaining and attracting senior executives to our Bermuda headquarters location.
Some of our investments are relatively illiquid and are in asset classes that may experience significant market valuation fluctuations.
Although we invest primarily in highly liquid securities in order to ensure our ability to pay valid claims in a prompt manner, we do hold certain investments subject to transfer restrictions, or that may lack liquidity, such as certain of our equity securities, investments in other ventures and alternative investments, which include, but are not limited to, private equity investments, hedge funds, bank loan fund investments, insurance-linked securities and certain high-yield debt securities. If we require significant amounts of cash on short notice in excess of our normal cash requirements or are required to post or return collateral in connection with our investment portfolio we may, be restricted from, have difficulty selling these investments in a timely manner, or be forced to sell them for less than we otherwise would have been able to realize, or both.
At times, the reported value of our relatively illiquid types of investments and of our high quality, generally more liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. Certain of our investments are held subject to contractual or regulatory transfer restrictions and may not be sold in a timely manner; thus, upon a sale we may not be able to recognize the current market price of these investments.
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
The determination of impairments taken varies by type of asset and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

Retrocessional reinsurance may become unavailable on acceptable terms, or may not provide the coverage we intended to obtain.
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
When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency of any of our reinsurers, or inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. Generally, we believe that the “willingness to pay” of some reinsurers and retrocessionaires is declining. This risk may be more significant to us at present than at many times in the past. Complex coverage issues or coverage disputes may impede our ability to collect amounts we believe we are owed. A large portion of our reinsurance protection is concentrated with a relatively small number of reinsurers. The risk of such concentration of retrocessional coverage may be increased by recent and future consolidation within the industry.
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
With respect to our reinsurance operations, we do not separately evaluate each primary risk assumed under our reinsurance contracts and, accordingly, like other reinsurers, are heavily dependent on the original underwriting decisions made by our ceding companies. We are therefore subject to the risk that our customers may not have adequately evaluated the risks to be reinsured, or that the premiums ceded to us will not adequately compensate us for the risks we assume, perhaps materially so. We have recently increased, and are seeking to continue to increase, the absolute and, potentially, the relative amount of proportional coverages we offer, which will increase our aggregate exposure to risks of this nature.
Operational risks, including systems or human failures, are inherent in business, including ours.
We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, failure of our service providers, such as investment custodians, actuaries, information technology providers, etc., to comply with our service agreements, or information technology failures. Losses from these risks may occur from time to time and may be significant.
We are exposed to risks in connection with our management of capital on behalf of investors in joint ventures or other entities we manage.
Our operating subsidiaries may owe certain legal duties and obligations to third party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of third party capital. Compliance with some of these laws and regulations, all of which are subject to change, requires significant management time and attention. Although we seek to continually monitor our policies and procedures to attempt to ensure compliance, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures, could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses to the Company, and seriously harm our business and results of operations. In connection with our goal of matching well-structured risk with capital whose owners would find the risk-return trade-off attractive, we may invest capital in new and increasingly complex ventures in which we do not have a significant amount of experience, which may increase our exposure to legal, regulatory and reputational risks.

In addition to the foregoing, our third party capital providers may redeem their interests in our joint ventures, which could materially impact the financial condition of such joint ventures, and could in turn materially impact our financial condition and results of operations.  Certain of our joint venture capital providers provide significant capital investment and other forms of capital support in respect of our joint ventures; the loss, or alternation, of any of this capital support could be detrimental to our financial condition and results of operations. Moreover, we can provide no assurance that we may be able to attract and raise additional third party capital for our existing joint ventures or for potential new joint ventures and therefore we may forego existing and/or potential attractive fee income and other income generating opportunities.
We may be adversely affected by foreign currency fluctuations.
Our functional currency is the U.S. dollar; however, as we expand geographically, an increasing portion of our premium is, and likely will be, written in currencies other than the U.S. dollar and a portion of our claims and claim expense reserves is also in non-U.S. dollar currencies. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile. Adverse, unforeseen or rapidly shifting currency valuations in key markets for us, such as the Eurozone jurisdictions or Japan, may magnify these risks over time.
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
We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2013, we had an aggregate of $249.4 million of indebtedness outstanding and $584.4 million of outstanding letters of credit. In addition, we have in place committed debt facilities which would permit us to borrow, subject to their respective terms and conditions, up to another $250.0 million. Our indebtedness primarily consists of publicly traded notes and letter of credit and revolving credit facilities. For more details on our indebtedness, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources”.
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

Regulatory challenges in the U.S. or elsewhere to our Bermuda operations’ claims of exemption from certain insurance regulation could restrict our ability to operate, increase our costs, or otherwise adversely impact us.
Certain of our operating subsidiaries are not licensed or admitted in any jurisdiction except Bermuda, conduct business only from their principal offices in Bermuda and do not maintain offices in the U.S. The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and Europe. If our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., jurisdictions in the EU, or elsewhere, we could face inquiries or challenges to the future operations of these companies.
Moreover, we could be put at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions. Among other things, jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security (e.g., through a multi-beneficiary reinsurance trust) after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral. It is possible that the EU or other countries might adopt a similar regime in the future, or that U.S. regulations could be altered in a way that treats Bermuda-based companies disproportionately. Any such development, or if we are unable to post security in the form of letters of credit or trust funds when required, could significantly and negatively affect our operations.
RenaissanceRe Specialty Risks is currently an eligible, non-admitted excess and surplus lines insurer in 49 States within the U.S., the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is subject to certain regulatory and reporting requirements of these jurisdictions. However, RenaissanceRe Specialty Risks is not admitted or licensed in any U.S. jurisdiction; moreover, RenaissanceRe Specialty Risks only conducts business from Bermuda. Accordingly, the scope of RenaissanceRe Specialty Risks’ activities in the U.S. is limited, which could adversely affect its ability to compete. Although surplus lines business is generally less regulated than the admitted market, the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that could result in increased oversight and regulation of surplus lines insurance.
Our current or future business strategy could cause one or more of our currently unregulated subsidiaries to become subject to some form of regulation. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.
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
As part of our strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses that will not detract from our core operations. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. Should we pursue or consummate a strategic transaction or investment, we may mis-value the acquired or funded company or operations, fail to integrate the acquired operations appropriately into our own operations, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. Having consummated a strategic investment, should we succeed in doing so, we may fail to value it accurately or succeed in divesting it or otherwise realizing the value which we originally invested or have subsequently reflected in our consolidated financial statements. Any failure by us to effectively limit such risks or implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems include proprietary software programs that are integral to the efficient operation of our business, including our proprietary pricing and exposure management system. We are also required to effect electronic transmissions with third parties including brokers, clients vendors and others with whom we do business, and to facilitate the oversight conducted by our Board of Directors. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. See “Part I, Item 1. Business, Information Technology”.
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
In respect of our ownership of RSML, our Lloyd’s managing agent, the PRA and FCA regulate the acquisition of control of any Lloyd’s managing agent which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of his shareholding or voting power in either. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the PRA and FCA) of a Lloyd’s managing agent or Lloyd’s corporate member.
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
The reinsurance and insurance industries have historically been cyclical, characterized by periods of decreasing prices followed by periods of increasing prices. Reinsurers have experienced significant fluctuations in their results of operations due to numerous factors, including the frequency and severity of catastrophic events, perceptions of risk, levels of capacity, general economic conditions and underwriting results of other insurers and reinsurers. All of these factors may contribute to price declines generally in the reinsurance and insurance industries. Following an increase in capital in our industry after the 2005 catastrophe events and the subsequent period of substantial dislocation in the financial markets, the reinsurance and insurance markets have experienced a prolonged period of generally softening markets.
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
In recent years, hedge funds, pension funds, endowments and investment banks have been increasingly active in the reinsurance market and markets for related risks. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We generally expect increased competition from a wider range of entrants over time. It is possible that such new or alternative capital could cause reductions in prices of our products, or reduce the duration or amplitude of attractive portions of the historical market cycles. Moreover, explicitly or implicitly government-backed entities increasingly represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings.

Recent or future legislation may decrease the demand for our property catastrophe reinsurance products and adversely affect our business and results of operations.
In 2007, the State of Florida enacted legislation to expand the FHCF’s provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). We believe that the 2007 Florida Bill and other regulatory actions since the introduction of the 2007 Florida Bill contributed to instability in the Florida primary insurance market, where many insurers reported substantial and continuing losses from 2009 through 2012, despite an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a disproportionate adverse impact on us compared to other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes in, or impacting, Florida could affect our ability to sell certain of our products and could therefore have a material adverse effect on our operations.
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
In June 2012, Congress passed the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012 (the “Biggert-Waters Bill”), which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, the bill increased the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. Many market participants anticipated that that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, a coverage we provide globally, perhaps significantly. However, in February 2014, legislation was passed in the U.S. Senate, entitled the “Homeowner Flood Insurance Affordability Act of 2014”, which would, if enacted into law, impose a four-year delay in most rate reforms required by the enacted version of the Biggert-Waters Bill, and would require FEMA, which administers the flood program, to complete an affordability study and propose regulations that address affordability issues. Subsequently, members of the House of Representatives have announced that the House will consider a bill which may have a substantially similar impact as the Senate legislation, and potentially could be more adverse than the Senate bill. It is likely that a version of this legislation, or broader alternatives, will be adopted by Congress and adversely impact the prospects for increased U.S. private flood insurance demand, as well as adversely impacting the stability of the NFIP, the primary insurers that produce policies for the NFIP or offer private coverages, or the communities they serve.
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

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update” for further information.
Other political, regulatory and industry initiatives could adversely affect our business.
The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments as well as an increasing number of international authorities. Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders. Governmental authorities in both the U.S. and worldwide seem increasingly interested in the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we do not believe these inquiries have identified meaningful new risks posed by the reinsurance industry, and we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years (including as specifically addressed in the Dodd-Frank Act), and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia and state insurance regulators, regularly reexamine existing laws and regulations. Due to this increased legislative and regulatory scrutiny on the reinsurance industry, our cost of compliance with applicable laws may increase, which could result in a decrease to both our profitability and the amount of time that our senior management allocates to running the day-to-day operations of the Company.
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
While the timing for the implementation of Solvency II in the EU Member States by the European Commission remains uncertain, implementation of Solvency II will also require us to utilize a significant amount of resources to ensure compliance. The EU is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The EU equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. While we currently expect that Bermuda’s insurance regulatory regime will be found equivalent in respect of oversight of internationally operating reinsurers and insurers such as RenaissanceRe, an adverse or highly qualified finding could have an adverse effect on our reinsurance operations and on our group solvency calculations. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.
We are incorporated in Bermuda and are therefore subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including imposition of tax liability or increased regulatory supervision or change in regulation. In addition, we are subject to changes in the political environment in

Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading EU and Asian countries. In addition, Bermuda, which is currently an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda or the international reinsurance market focused there, either of which could adversely impact us commercially. Further, as we continue to expand our business operations to different regions of the world outside of Bermuda, we are increasingly subject to new and additional regulations with respect to our operations, including, for example, laws relating to anti-corruption and anti-bribery which have received increasing scrutiny in recent years.
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
We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, currently including ACE Limited, Allied World Assurance Company, AG, Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Hamilton Re Ltd. (“Hamilton Re”), Montpelier Re Holdings Ltd., PartnerRe Ltd., Platinum Underwriters Holdings, Ltd. (“Platinum”), Third Point Reinsurance Ltd. (‘Third Point”), Validus Holdings, Ltd., White Mountains Insurance Group, Ltd. and XL Group plc, as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway Inc., Hannover Rückversicherung AG (“Hannover Re”), Ironshore Inc., Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (“Munich Re”) and Swiss Re Ltd. As our business evolves over time, we expect our competitors to change as well. Also, hedge funds, pension funds, endowments, investment banks and investment managers (such as Nephila Capital Ltd.) are increasingly active in the reinsurance market, either through the formation of reinsurance companies (which include Greenlight Reinsurance Ltd. and new Bermuda-based entrants, including Aeolus Re Ltd., AQR Re Management Ltd., Hamilton Re (formerly known as SAC Re), Swan Re Ltd. and Third Point) or through the use of other financial products, such as catastrophe bonds, other insurance-linked securities and collateralized reinsurance investment funds. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital. We cannot predict what effect any of these developments may have on our businesses.
Consolidation in the (re) insurance industry could adversely impact us.
The (re)insurance industry has been consolidating and we believe that several (re)insurance industry participants are seeking to consolidate. Should the market continue to consolidate, there can be no assurance that we would remain a leading insurer and property catastrophe reinsurer. These consolidated competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would generally expect to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.
The Organization for Economic Cooperation and Development (the “OECD”) and the EU may pursue measures that might increase our taxes and reduce our net income.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or to offer preferential tax regimes. The OECD has not listed Bermuda as an uncooperative tax haven jurisdiction because Bermuda has committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We lease office space in Bermuda, which houses our executive offices and operations for our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments. Certain U.S. based subsidiaries lease office space in a number of U.S. states. Certain of our subsidiaries also lease office space in London, U.K., Dublin, Ireland and Singapore. While we believe that for the foreseeable future our current office space is sufficient for us to conduct our operations, it is likely that we will expand into additional facilities and perhaps new locations to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.
ITEM 3.    LEGAL PROCEEDINGS
We and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from our business ventures.  Our operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages.  Generally, our direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than our reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by our subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, we may from time to time engage in litigation or arbitration related to claims for payment in respect of ceded reinsurance, including disputes that challenge our ability to enforce our underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to us or not doing so on a timely basis. We may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, we believe that no individual litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON SHARES
Our common shares began publicly trading on June 27, 1995 on the New York Stock Exchange (“NYSE”)under the symbol “RNR.” The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite NYSE trading:

	Price Range of Common Shares
	High	Low
2013
First Quarter	$92.23	$79.83
Second Quarter	95.00	82.50
Third Quarter	90.68	83.19
Fourth Quarter	97.53	89.90
2012
First Quarter	$79.11	$71.18
Second Quarter	80.53	72.41
Third Quarter	78.39	70.00
Fourth Quarter	82.76	75.29

On February 19, 2014, the last reported sale price for our common shares was $93.80 per share and there were 124 holders of record of our common shares.

PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares including reinvestment of our dividends on our common shares to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P/C”), for the five-year period commencing January 1, 2009 and ending December 31, 2013, assuming $100 was invested on January 1, 2009. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2009 through December 31, 2013. As depicted in the graph below, during this period, the cumulative return was (1) 93.4% on our common shares; (2) 127.2% for the S&P 500; and (3) 100.9% for the S&P P&C.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
DIVIDEND POLICY
Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each year since our initial public offering. The Board of Directors declared regular quarterly dividends of $0.28 per common share to shareholders of record on March 15, June 14, September 13 and December 13, 2013, respectively. The Board of Directors declared regular quarterly dividends of $0.27 per common share to shareholders of record on March 15, June 15, September 14 and December 14, 2012, respectively. On February 19, 2014, RenaissanceRe’s Board of Directors approved an increased dividend of $0.29 per common share, payable on March 31, 2014, to shareholders of record on March 14, 2014. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

ISSUER REPURCHASES OF EQUITY SECURITIES
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 19, 2014, RenaissanceRe’s Board of Directors approved a renewal of the authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2013, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$489.2
October 1 - 31, 2013	—	$—	—	$—	—	$—	—
November 1 - 14, 2013	461	$92.99	461	$92.99	—	$—	—
November 14, 2013 - renewal of authorized share repurchase program of $500.0 million							10.8
Dollar amount available to be repurchased							500.0
November 14 - 30, 2013	9,243	$92.35	1,895	$92.74	7,348	$92.25	(0.7)
December 1 - 31, 2013	727,470	$91.82	5,447	$97.28	722,023	$91.78	(66.3)
Total	737,174	$91.83	7,803	$95.92	729,371	$91.78	$433.1

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During 2013, the Company repurchased an aggregate of 2.5 million common shares in open market transactions and a privately negotiated transaction at an aggregate cost of $207.9 million and at an average share price of $84.80.
Subsequent to December 31, 2013 and through the period ended February 19, 2014, the Company repurchased 2.0 million common shares in open market transactions at an aggregate cost of $185.8 million and at an average share price of $91.66.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2013. Comparative figures for 2010 and 2009 have not been reclassified for discontinued operations. See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information regarding discontinued operations. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2013	2012	2011	2010	2009
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$1,605,412	$1,551,591	$1,434,976	$1,165,295	$1,228,881
Net premiums written	1,203,947	1,102,657	1,012,773	848,965	838,333
Net premiums earned	1,114,626	1,069,355	951,049	864,921	882,204
Net investment income	208,028	165,725	146,871	212,081	313,271
Net realized and unrealized gains on investments	35,076	163,121	43,956	136,318	98,587
Net other-than-temporary impairments	—	(343)	(552)	(829)	(22,450)
Net claims and claim expenses incurred	171,287	325,211	861,179	129,345	(70,698)
Acquisition expenses	125,501	113,542	97,376	94,961	104,150
Operational expenses	191,105	179,151	169,661	166,042	153,552
Underwriting income (loss)	626,733	451,451	(177,167)	474,573	695,200
Income (loss) from continuing operations	839,346	765,425	(38,833)	798,482	1,045,959
Income (loss) from discontinued operations	2,422	(16,476)	(51,559)	62,670	6,700
Net income (loss)	841,768	748,949	(90,392)	861,152	1,052,659
Net income (loss) available (attributable) to RenaissanceRe common shareholders	665,676	566,014	(92,235)	702,613	838,858
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	14.82	11.56	(0.82)	11.18	13.29
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	14.87	11.23	(1.84)	12.31	13.40
Dividends per common share	1.12	1.08	1.04	1.00	0.96
Weighted average common shares outstanding – diluted	44,128	49,603	50,747	55,641	61,210
Return on average common equity	20.5%	17.7%	(3.0)%	21.7%	30.2%
Combined ratio	43.8%	57.8%	118.6%	45.1%	21.2%

At December 31,	2013	2012	2011	2010	2009
Balance Sheet Data:
Total investments	$6,821,712	$6,355,394	6,202,001	$6,100,212	$6,015,259
Total assets	8,179,131	7,928,628	7,744,912	8,138,278	7,926,212
Reserve for claims and claim expenses	1,563,730	1,879,377	1,992,354	1,257,843	1,344,433
Unearned premiums	477,888	399,517	347,655	286,183	317,592
Debt	249,430	349,339	349,247	549,155	300,000
Capital leases	27,138	27,428	25,366	25,706	26,014
Preferred shares	400,000	400,000	550,000	550,000	650,000
Total shareholders’ equity attributable to RenaissanceRe	3,904,384	3,503,065	3,605,193	3,936,325	3,840,786
Common shares outstanding	43,646	45,542	51,543	54,110	61,745
Book value per common share	$80.29	$68.14	$59.27	$62.58	$51.68
Accumulated dividends	13.12	12.00	10.92	9.88	8.88
Book value per common share plus accumulated dividends	$93.41	$80.14	$70.19	$72.46	$60.56
Change in book value per common share plus change in accumulated dividends	19.5%	16.8%	(3.6)%	23.0%	35.9%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2013, compared to 2012, and 2012, compared to 2011, respectively. The following also includes a discussion of our liquidity and capital resources at December 31, 2013. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
OVERVIEW
RenaissanceRe was established in Bermuda in 1993 to write principally property catastrophe reinsurance and today is a leading global provider of reinsurance and insurance coverages and related services. Our aspiration is to be the world’s best underwriter by matching well-structured risks with efficient sources of capital. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, and by delivering responsive solutions. We accomplish this by leveraging our core capabilities of risk assessment and information management, by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets and by keeping our promises. Overall, our strategy focuses on superior customer relationships, superior risk selection and superior capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s financial performance, and believe we have delivered superior performance in respect of this measure over time.
Our core products include property catastrophe reinsurance, which we primarily write through our principal operating subsidiary Renaissance Reinsurance, Syndicate 1458, and joint ventures, principally DaVinci, Upsilon RFO and Top Layer Re; specialty reinsurance written through Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., Syndicate 1458 and DaVinci; and certain insurance products primarily written through Syndicate 1458 or on an excess and surplus lines basis. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd’s marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created, managed, and continue to manage capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties or sources of volatility.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interest, which represents the interest of third parties with respect to the net income (loss) of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically.
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
Segments
In conjunction with changes in our management structure during 2013, including the appointment of a new Chief Executive Officer, and changes in the mix of our reinsurance business, we revised our reportable segments to: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by our ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by our ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. Previously, we disclosed Reinsurance and Lloyd’s as our reportable segments. All prior periods presented have been reclassified to conform to this presentation.
In addition, our Other category primarily reflects our strategic investments; investments unit; corporate expenses; capital servicing costs; noncontrolling interests; results of our discontinued operations; and the remnants of our Bermuda-based insurance operations not sold pursuant to our stock purchase agreement with QBE. Refer to “Part I, Item 1. Business, Overview and Segments” for more information about our segments.
Catastrophe Reinsurance Segment
Property catastrophe reinsurance is our traditional core business and is principally written for our own account, for DaVinci and for other joint ventures such as Upsilon RFO. We believe we are one of the world’s leading providers of this coverage, based on total catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount. In recent periods, our catastrophe-exposed proportional reinsurance product offerings have grown and may continue to grow in the future.
Our principal property catastrophe reinsurance products include catastrophe excess of loss reinsurance and excess of loss retrocessional reinsurance. Our catastrophe reinsurance premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions.

Specialty Reinsurance Segment
Our Specialty Reinsurance segment writes, for our own account and for DaVinci, certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as aviation, casualty clash, catastrophe exposed personal lines property, catastrophe exposed workers’ compensation, crop, energy, financial, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. We are seeking to expand our specialty reinsurance operations over time. In 2013, we organized RenaissanceRe Underwriting Managers U.S., a specialty reinsurance agency domiciled in Connecticut, to provide specialty treaty reinsurance solutions on both a quota share and excess of loss basis, as well as to write business on behalf of RenaissanceRe Specialty U.S., a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and Syndicate 1458. However, we cannot assure you that we will succeed in growing these operations or that any growth we do attain will be profitable and contribute meaningfully to our results or financial condition, particularly in light of current and forecasted market conditions. Our specialty reinsurance business may be significantly impacted by a comparably small number of relatively large transactions.
Lloyd’s Segment
Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. The syndicate enhances our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe CCL, an indirect wholly owned subsidiary of RenaissanceRe, is the sole corporate member of Syndicate 1458. RSML, a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458. We anticipate that Syndicate 1458’s absolute and relative contributions to our consolidated results of operations will have a meaningful impact over time, although we cannot assure you we will succeed in executing our growth strategy in respect of Syndicate 1458, or that its results will be favorable.
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
Syndicate 1458 offers a range of property and casualty insurance and reinsurance products including, but not limited to, direct and facultative property, property catastrophe, agriculture, medical malpractice, general liability and professional indemnity. Syndicate 1458 may seek to expand its coverages and capacity over time. As with our catastrophe and specialty reinsurance businesses, Syndicate 1458 frequently provides coverage for relatively large limits or exposures, and thus it is subject to potential significant claims volatility.
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
New Business
From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through possible new joint venture opportunities. We also regularly evaluate potential strategic opportunities that we believe might utilize our skills, capabilities, proprietary technology and relationships to support possible expansion into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where reasonably sufficient data may be available, and where our analytical abilities may provide us a competitive advantage, so that we may seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our then current portfolio of risks.
We regularly review potential strategic transactions and investments that might improve our portfolio of business, enhance or focus our strategies, expand our distribution or capabilities, or to seek other benefits. In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. While we regularly review potential strategic transactions and investments, and periodically engage in discussions regarding possible transactions and investments, there can be no assurance that we will complete any such transaction or investment, or that any such transaction or investment would be successful or materially enhance our results of operations or financial condition. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.
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
Since 1993, we have developed and continuously seek to improve our proprietary, computer-based pricing and exposure management system, REMS©. We believe that REMS©, as updated from time to time, is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant competitive advantage. REMS© was originally developed to analyze catastrophe risks, though we continuously seek ways to enhance the system in order to analyze other classes of risk. For information related to Risk Management, refer to “Part I, Item 1. Business, Underwriting and Enterprise Risk Management”.
Discontinued Operations
REAL
On August 30, 2013, we entered into a purchase agreement with Munich to sell REAL. REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions. On October 1, 2013, we closed the sale of REAL to Munich. We have classified the assets and liabilities associated with this transaction as held for sale and, at December 31, 2013, there were no remaining assets or liabilities related to REAL included on our consolidated balance sheet. The financial results for these operations have been presented in our consolidated financial statements as “discontinued operations” for all periods presented. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. Prior years presented have been reclassified to conform to this new presentation.
Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. We recorded a loss on sale of $8.8 million in conjunction with the sale, including related direct expenses to date.
U.S.-Based Insurance Operations
During the fourth quarter of 2010, we made the strategic decision to divest substantially all of our U.S.-based insurance operations in order to focus on the business encompassed within our then Reinsurance and Lloyd’s segments and our other businesses.
On November 18, 2010, we entered into a stock purchase agreement with QBE to sell substantially all of our U.S.-based insurance operations, including our U.S. property and casualty business underwritten through managing general agents, our crop insurance business underwritten through Agro National Inc.

(“Agro National”), our commercial property insurance operations and our claims operations.  We have classified the assets and liabilities associated with this transaction as held for sale and, at December 31, 2013, there were no remaining assets or liabilities related to our former U.S.-based insurance operations included on our consolidated balance sheet. The financial results for these operations have been presented as discontinued operations in our Consolidated Statements of Operations.
Consideration for the transaction was book value at December 31, 2010, for the aforementioned businesses, payable in cash at closing and subject to adjustment for certain tax and other items. The transaction closed on March 4, 2011 and we received net consideration of $269.5 million.
Pursuant to the stock purchase agreement, RenaissanceRe’s U.S.-based insurance operations sold to QBE were subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010 (the “Reserve Collar”). Effective May 23, 2012, RenaissanceRe and QBE reached an agreement in respect of the Reserve Collar, and RenaissanceRe paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar. See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At December 31, 2013	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

At December 31, 2012
(in thousands)
Catastrophe Reinsurance	$706,264	$222,208	$255,786	$1,184,258
Specialty Reinsurance	111,234	80,971	286,108	478,313
Lloyd’s	29,260	10,548	109,662	149,470
Other	17,016	8,522	41,798	67,336
Total	$863,774	$322,249	$693,354	$1,879,377

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2013	2012	2011
(in thousands)
Net reserves as of January 1	$1,686,865	$1,588,325	$1,156,132
Net incurred related to:
Current year	315,241	483,180	993,168
Prior years	(143,954)	(157,969)	(131,989)
Total net incurred	171,287	325,211	861,179
Net paid related to:
Current year	32,212	84,056	299,299
Prior years	363,235	142,615	129,687
Total net paid	395,447	226,671	428,986
Net reserves as of December 31	1,462,705	1,686,865	1,588,325
Reinsurance recoverable as of December 31	101,025	192,512	404,029
Gross reserves as of December 31	$1,563,730	$1,879,377	$1,992,354

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
Our estimates of losses from large events are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for certain of these large events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of our current reserves arising from the Chilean, 2010 New Zealand, 2011 New Zealand and Tohoku Earthquakes); and in the case of Storm Sandy and the Thailand Floods, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku Earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
As detailed in the table and discussed in further detail below, changes to prior year estimated claims reserves increased our net income by $144.0 million during the year ended December 31, 2013, (2012 - increased our net income by $158.0 million, 2011 - decreased our net loss by $132.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.

Year ended December 31,	2013	2012	2011
(in thousands)
Catastrophe	$102,037	$110,568	$59,137
Specialty	34,111	34,146	77,761
Lloyd’s	8,256	16,202	(478)
Other	(450)	(2,947)	(4,431)
Total favorable development of prior accident years net claims and claim expenses	$143,954	$157,969	$131,989

Our reserving techniques, assumptions and processes differ between our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments. Following is a discussion of the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our current estimates versus our initial estimates of our claims reserves, and the sensitivity analysis we apply with respect to our key reserving judgments for each of our segments.
Catastrophe Reinsurance Segment
Within our Catastrophe Reinsurance segment, we principally write property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes. Under these contracts, we indemnify an insurer or reinsurer when its aggregate paid claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in the contract, up to an amount per loss specified in the contract. In recent periods, our catastrophe-exposed proportional reinsurance product offerings have grown and may continue to grow in the future. Our most significant exposure is to losses from earthquakes and hurricanes and other windstorms, although we are also exposed to claims arising from other catastrophes, such as tsunamis, freezes, floods, fires, tornadoes, explosions and acts of terrorism. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property catastrophe reinsurance contracts when arising from a covered peril. Our coverages are offered on either a worldwide basis or are limited to selected geographic areas.

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
Our property catastrophe reinsurance business is generally characterized by loss events of low frequency and high severity. Initial reporting of paid and incurred claims in general, tends to be relatively prompt. We consider this business “short-tail” as compared to the reporting of claims for “long-tail” products, which tends to be slower. However, the timing of claims payment and reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary insurance companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; post-event inflation which may cause the cost to repair damaged property to increase significantly from current estimates, or for property claims to remain open for a longer period of time, due to limitations on the supply of building materials, labor and other resources; complex policy coverage and other legal issues; and the quality of each client’s claims management and reserving practices. Management’s judgments regarding these factors are reflected in our reserve for claims and claim expenses.
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
For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we may make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. Approximately one year from the date of loss for these small events, we estimate IBNR for these events by using the paid Bornhuetter-Ferguson actuarial method. The loss development factors for the paid Bornhuetter-Ferguson actuarial method are selected based on a review of our historical experience and these factors are reviewed at least annually. There were no changes to our paid loss development factors over the last three years.
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
Prior Year Development of Reserve for Net Claims and Claim Expenses
Within our property catastrophe reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Our quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining our best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist us in developing a best estimate. This process is judgmental in that it involves reviewing changes in paid and reported losses each period and adjusting our estimates of the ultimate expected losses for each event if there are developments that are different from our previous expectations. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. As noted above, the level of our claims and claim expenses associated with certain catastrophes can be very large. As a result, small percentage changes in the estimated ultimate claims from large catastrophe events can significantly impact our reserves for claims and claim expenses in subsequent periods.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$44,460
Tohoku Earthquake and Tsunami (2011)	18,033
Hurricanes Gustav & Ike (2008)	16,261
New Zealand Earthquake (2011)	10,944
Windstorm Kyrill (2007)	8,244
Hurricane Isaac (2012)	(2,610)
New Zealand Earthquake (2010)	(11,040)
Other	776
Total large catastrophe events	85,068
Small catastrophe events
U.S. PCS 83 Wind and Thunderstorm (2012)	3,500
U.S. PCS 76 Wind and Thunderstorm (2012)	300
U.S. PCS 70 Wind and Thunderstorm (2012)	(8,225)
Other	21,394
Total small catastrophe events	16,969
Total favorable development of prior accident years net claims and claim expenses	$102,037

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in 2013 of $102.0 million was primarily due to $44.5 million, $18.0 million, $16.3 million and $10.9 million of favorable development related to reductions in the expected ultimate net loss for Storm Sandy, the Tohoku Earthquake, the 2008 Hurricanes and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $34.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development on the 2010 New Zealand Earthquake, U.S. PCS 70 and Hurricane Isaac of $11.0 million,$8.2 million and $2.6 million, respectively, associated with an increase in reported gross ultimate losses.

The following table details the development of our liability for unpaid claims and claim expenses for our Catastrophe Reinsurance segment for the year ended December 31, 2012:

Year ended December 31, 2012	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Chile Earthquake (2010)	$24,575
Hurricanes Gustav & Ike (2008)	17,541
U.K. Floods (2007)	17,271
Hurricanes Katrina, Rita and Wilma (2005)	6,420
Hurricane Irene (2011)	4,630
Thailand Floods (2011)	3,933
Tohoku Earthquake and Tsunami (2011)	3,896
Windstorm Kyrill (2007)	3,417
New Zealand Earthquake (2010)	(3,570)
New Zealand Earthquake (2011)	(17,912)
Other	2,542
Total large catastrophe events	62,743
Small catastrophe events
Danish Floods (2011)	5,000
U.S. PCS 63 Winter Storm (2011)	5,000
U.S. PCS 42 Winter Storm (2011)	2,560
U.S. PCS 53 Winter Storm (2011)	2,558
Other	32,707
Total small catastrophe events	47,825
Total favorable development of prior accident years claims and claim expenses	$110,568

The favorable development of prior accident years claims and claim expenses within our Catastrophe Reinsurance segment in 2012 of $110.6 million was primarily due to net reductions of $84.2 million arising from the estimated ultimate claims of large catastrophe events, including the 2010 Chilean Earthquake, the 2008 Hurricanes, the 2007 U.K. Flooding, the 2005 Hurricanes, Hurricane Irene of 2011, the 2011 Thailand Floods and the Tohoku Earthquake, as reported claims came in better than expected. The remainder of the favorable development of prior accident years claims and claim expenses of $47.8 million was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, principally resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was a $17.9 million and $3.6 million increase in net claims and claim expenses from the 2011 and 2010 New Zealand Earthquake, respectively, primarily as a result of increased cedant gross ultimate loss estimates.

The following table details the development of our liability for unpaid claims and claim expenses for our Catastrophe Reinsurance segment reinsurance unit for the year ended December 31, 2011:

Year ended December 31, 2011	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Tropical Cyclone Tasha (2010)	$13,922
Hurricanes Katrina, Rita and Wilma (2005)	10,008
Chilean Earthquake (2010)	8,455
World Trade Center (2001)	4,701
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	4,076
U.K. Floods (2007)	3,635
Windstorm Kyrill (2007)	2,494
New Zealand Earthquake (2010)	(15,179)
Total large catastrophe events	32,112
Small catastrophe events
U.S. PCS 21 Wildland Fire (2007)	4,554
U.S. PCS 33 Great Midwest Storm (2010)	3,125
U.S. PCS 31 Wind and Thunderstorm (2010)	3,039
U.S. PCS 96 Wind and Thunderstorm (2010)	2,288
Other	14,019
Total small catastrophe events	27,025
Total favorable development of prior accident years net claims and claim expenses	$59,137

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in 2011 of $59.1 million was due to net reductions of $47.3 million arising from the estimated ultimate claims of large catastrophe events, including the 2005 Hurricanes and the World Trade Center, for which the claims are principally paid and the amount of additional reported claims has slowed considerably and therefore the ultimate claims were reduced, and Tropical Cyclone Tasha and the Chilean Earthquake, as reported claims came in better than expected in 2011. Partially offsetting the above reductions in estimated ultimate claims during 2011, we increased our estimated ultimate claims for the 2010 New Zealand Earthquake by $15.2 million due to additional claims reporting information being available to us. The remainder of the favorable development of prior accident years claims and claim expenses of $27.0 million was due to a reduction in ultimate claims on a large number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims and claim expenses for these events.
Actual Results vs. Initial Estimates
The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our Catastrophe Reinsurance segment. As discussed above, the key assumption in estimating reserves for our Catastrophe Reinsurance segment is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2011, 2012 and 2013, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2013 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2013 reflect the unpaid portion of our estimates of gross ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries. It also does not consider the impact of loss related premium or redeemable noncontrolling interest – DaVinciRe.
Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages)		Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves as of December 31, 2013	% of Claims and Claim Expenses Unpaid as of December 31, 2013
Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	2011	2012	2013
1994	$100,816	$137,498	$137,130	$137,093	$(36,277)	(36.0)%	$274	0.2%
1995	72,561	61,345	61,345	61,404	11,157	15.4%	15	—%
1996	67,671	45,209	45,219	45,217	22,454	33.2%	11	—%
1997	43,050	9,040	9,041	9,041	34,009	79.0%	5	0.1%
1998	129,171	151,951	152,038	152,016	(22,845)	(17.7)%	546	0.4%
1999	267,981	198,257	197,849	197,703	70,278	26.2%	236	0.1%
2000	54,600	17,803	17,787	17,747	36,853	67.5%	12	0.1%
2001	257,285	205,078	201,140	200,558	56,727	22.0%	7,229	3.6%
2002	155,573	65,436	65,118	65,008	90,565	58.2%	164	0.3%
2003	126,312	69,057	67,608	67,398	58,914	46.6%	6	—%
2004	762,392	815,773	815,915	814,704	(52,312)	(6.9)%	595	0.1%
2005	1,473,974	1,272,485	1,263,198	1,260,825	213,149	14.5%	2,532	0.2%
2006	121,754	60,313	58,392	57,456	64,298	52.8%	1,301	2.3%
2007	245,892	138,329	116,568	107,872	138,020	56.1%	8,626	8.0%
2008	599,481	481,878	455,909	436,055	163,426	27.3%	18,183	4.2%
2009	90,800	47,189	42,288	40,905	49,895	55.0%	3,207	7.8%
2010	385,207	355,564	321,522	332,845	52,362	13.6%	151,665	45.6%
2011	1,243,138	1,243,138	1,246,752	1,218,178	24,960	2.0%	336,835	27.7%
2012	345,776	—	345,776	284,279	61,497	17.8%	153,528	54.0%
2013	133,187	—	—	133,187	—	—%	96,017	72.1%
	$6,676,621	$5,375,343	$5,620,595	$5,639,491	$1,037,130	15.8%	$780,987	13.8%

As quantified in the table above, since the inception of the Company in 1993, while we have experienced adverse development from time to time, on a cumulative basis we have experienced $1,037.1 million of net favorable development on the run-off of our gross reserves within our Catastrophe Reinsurance segment. This represents 15.8% of our initial estimated gross claims and claim expenses for accident years 2012 and prior of $6.5 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2013, compared to our initial estimates of ultimate claims and claim expenses, as of the end of each accident year. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year. For example, our 2005 accident year developed favorably by $213.1 million, which is 14.5% better than our initial estimates of claims and claim expenses for the 2005 accident year as estimated as of December 31, 2005, while our 2004 accident year developed unfavorably by $52.3 million, or negative 6.9%. On a net basis, our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, and redeemable noncontrolling interest for changes in claims and claim expenses that impact DaVinciRe, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.

The percentage of claims unpaid at December 31, 2013 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2005 and prior accident years have generally been paid, with the exception of 2001 which has 3.6% remaining unpaid. This is driven in part by the mix of our business, which primarily included property catastrophe excess of loss reinsurance for personal lines property coverage, rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, our 2001 accident year, which includes losses from the events of September 11, 2001, includes a higher mix of commercial business and retrocessional coverage where the underlying claims of our cedants tend to be settled and paid more slowly. In addition, our 2007 accident year has also paid out more slowly due to increased complexity surrounding claims of our underlying cedants as a result of the notable losses during 2007, including European windstorm Kyrill. As noted in the table above, the percentage of claims and claims expenses unpaid as of December 31, 2013 related to more recent years, such as 2010 through 2013, range from 45.6% to 72.1%, with higher percentages driven by the recency of these accident years, combined with the complexity surrounding claims of our underlying cedants and the nature of the events, such as the 2010 and 2011 New Zealand Earthquakes, the Tohoku Earthquake, the Thailand Floods and Storm Sandy.
Sensitivity Analysis
The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2013 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events within our Catastrophe Reinsurance segment. The reasonably likely changes are based on an historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.
Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2013	$ Impact of Change on Ultimate Claims and Claim Expenses at December 31, 2013	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2013	% Impact of Change on Net Income for the Year Ended December 31, 2013	% Impact of Change on Shareholders’ Equity at December 31, 2013
Higher	$6,145,076	$505,585	32.3%	(60.1)%	(12.9)%
Recorded	5,639,491	—	—%	—%	—%
Lower	$5,133,906	$(505,585)	(32.3)%	60.1%	12.9%

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
Specialty Reinsurance Segment
Within our Specialty Reinsurance segment, we write a number of reinsurance lines such as aviation, casualty clash, catastrophe exposed personal lines property, catastrophe exposed workers’ compensation, crop, energy, financial, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide specialty protection or proportional coverage which we expect to grow on an absolute or relative basis within this segment in the future. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis.
Our Specialty Reinsurance segment can generally be characterized as providing coverage for low frequency and high severity losses, similar to our property catastrophe reinsurance business. As with our property catastrophe reinsurance business, our specialty reinsurance contracts frequently provide coverage for relatively large limits or exposures. As a result of the foregoing, our specialty reinsurance business is subject to significant claims volatility. In periods of low claims frequency or severity, our results will generally be favorably impacted while in periods of high claims frequency or severity our results will generally be negatively impacted. We have more recently positioned RenaissanceRe Specialty Risks to accept a wider range of quota share risks, facilitating our efforts to expand trading relationships with core clients via a separate, highly-rated balance sheet.  While we remain focused on underwriting discipline, and are seeking to remain focused on opportunities amenable to stochastic representation and supported by strong data and analytics, this expanded product suite through RenaissanceRe Specialty Risks may pose new, unmodelled or unforeseen risks for which we may not be adequately compensated and may also result in a higher level of attritional claims and claim expenses.
Our processes and methodologies in respect of loss estimation for the coverages we offer through our specialty reinsurance operation differ from those used for our property catastrophe-oriented coverages. For example, our specialty reinsurance coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which we believe gives rise to greater uncertainty in our claims reserves. Moreover, in reserving for our specialty reinsurance coverages we do not have the benefit of a significant amount of our own historical experience in certain lines of business and may have little or no related corporate reserving history in new lines of business. We believe this makes our Specialty Reinsurance segment reserving subject to greater uncertainty than our Catastrophe Reinsurance segment.
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

The utilization of the Bornhuetter-Ferguson actuarial method requires us to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and expected loss reporting patterns by reviewing industry results for similar business and adjusting for the terms of the coverages we offer. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. Our estimate of IBNR is the product of the premium we have earned, the initial expected ultimate claims and claim expense ratio and the percentage of estimated unreported losses. In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment described above.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Specialty Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Tohoku Earthquake and Tsunami (2011)	$1,000
New Zealand Earthquake (2010)	(300)
Other	1,763
Total large catastrophe events	2,463
Total catastrophe net claims and claim expenses	$2,463
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$21,216
Actuarial assumption changes	10,432
Total attritional net claims and claim expenses	$31,648
Total favorable development of prior accident years net claims and claim expenses	$34,111

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in 2013 of $34.1 million was primarily driven by $10.4 million associated with actuarial assumption changes in the first quarter of 2013, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected and $23.7 million related to actual reported loss activity coming in better than expected, as a result of the application of our formulaic actuarial reserving methodology.

The following table details the development of our liability for unpaid net claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2012 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2012	Specialty Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Hurricanes Katrina, Rita and Wilma (2005)	$3,000
Total catastrophe net claims and claim expenses	$3,000
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$16,747
Actuarial assumption changes	14,399
Total attritional net claims and claim expenses	$31,146
Total favorable development of prior accident years net claims and claim expenses	$34,146

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the year ended December 31, 2012 of $34.1 million includes $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, $16.7 million related to actual reported loss activity coming in better than expected, as a result of the application of our formulaic actuarial reserving methodology, and $3.0 million due to a reduction in ultimate losses on the 2005 Hurricanes.
The following table details the development of our liability for unpaid net claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2011 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2011	Specialty Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Hurricanes Katrina, Rita and Wilma (2005)	$6,215
Chilean Earthquake (2010)	4,688
Tropical Cyclone Tasha (2010)	3,000
Total catastrophe net claims and claim expenses	$13,903
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$37,058
Actuarial assumption changes	26,800
Total attritional net claims and claim expenses	$63,858
Total favorable development of prior accident years net claims and claim expenses	$77,761

The favorable development on prior year reserves in 2011 within our Specialty Reinsurance segment of $77.8 million includes $26.8 million associated with actuarial assumption changes, principally in our workers’ compensation quota share and risk, property risk and energy risk lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, $13.9 million due to reductions in case reserves and additional case reserves for certain large catastrophe events and the remainder of $37.1 million due to reported claims coming in better than expected in 2011 on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
Actual Results vs. Initial Estimates
The table below summarizes our key actuarial assumptions in reserving for our Specialty Reinsurance segment. As noted above, the key actuarial assumptions include the estimated ultimate claims and claim expense ratios and the estimated loss reporting patterns. The table shows our initial estimates of the ultimate claims and claim expense ratio by underwriting year. The table shows how our initial estimates of these ratios have developed over time, with the re-estimated ratios reflecting a combination of the amount and timing of paid and reported losses compared to our initial estimates. The initial estimate is based on the actuarial assumptions that were in place at the end of that year. A decrease in the ultimate claims and claim expense ratio implies that our current estimates are lower than our initial estimates while an increase in the ultimate claims and claim expense ratio implies that our current estimates are higher than our initial estimates. The result would be a corresponding favorable impact on shareholders’ equity and net income or a corresponding unfavorable impact on shareholders’ equity and net income, respectively. The table also shows how our initial estimated ultimate claims and claim expense ratios have changed from one underwriting year to the next. The table below reflects a summary of the weighted average assumptions for all classes of business written within our Specialty Reinsurance segment. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries or loss related premium.
Actual vs. Initial Estimated Specialty Reinsurance Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2011	December 31, 2012	December 31, 2013
2002	77.2%	20.5%	19.6%	19.7%
2003	76.8%	26.2%	25.3%	25.4%
2004	78.2%	37.1%	37.2%	36.8%
2005	78.2%	29.1%	28.1%	28.3%
2006	76.6%	31.2%	29.3%	26.3%
2007	62.9%	55.6%	56.1%	55.8%
2008	57.9%	75.4%	64.5%	64.1%
2009	55.4%	36.9%	34.2%	29.5%
2010	56.5%	67.9%	61.3%	57.4%
2011	58.7%	67.5%	59.9%	49.2%
2012	56.3%	—%	82.6%	59.8%
2013	57.6%	—%	—%	59.7%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our Specialty Reinsurance segment. Until 2007, our initial estimated ultimate claims and claim expense ratios remained relatively constant between 76.6% in 2006 and 78.2% in 2004 and 2005. This reflects the fact that management had not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The decrease in the initial estimated ultimate claims and claim expense ratio from 2006 and prior, to 2007 through 2013, reflects assumption changes made for certain classes of business where our experience, and the industry experience in general, has been better than expected and, as a result, we decreased our initial estimated ultimate claims and claim expense ratio for these classes of business.
As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios decreased significantly from the initial estimates for the 2002 through 2006 underwriting years. This was principally due to our 2005 reserve review. During our 2005 reserve review, we further segmented the specialty business with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance re-estimated ultimate claims and claim expense reserves in 2005. Subsequent to this reserve review, the results of our specialty book of business have been mixed. The 2006 underwriting year includes favorable development as actual paid and reported losses during 2006 have overall been less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this year. However, the 2008, 2010, and 2012 underwriting years have performed worse than expected and our current estimates are higher than our initial estimates. This is due in part to the losses in our casualty clash line of business in 2008, associated with exposure to the deterioration of the credit and capital markets in 2008 as well as the Madoff matter discovered in the fourth quarter of 2008. In comparison, our 2010 and 2011 underwriting years were impacted by a number of relatively large catastrophe events, including the 2010 New Zealand and Chilean Earthquakes in 2010, and in 2011, the 2011 New Zealand and Tohoku Earthquakes, the large U.S. tornadoes, the Australian Floods, losses arising from certain aggregate contracts, Hurricane Irene and the Thailand Floods (collectively referred to as the “2011 Large Losses”). In addition, our 2012 underwriting year was impacted by Storm Sandy. As noted above, our specialty reinsurance business is in general characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long-term trends or industry results for similar business may imply.
As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the events which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2013 impacting our Specialty Reinsurance segment principally include Hurricanes Katrina, Rita and Wilma, which occurred in 2005. Our estimate of ultimate net claims and claim expenses from Hurricanes Katrina, Rita and Wilma, within our Specialty Reinsurance segment, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $48.3 million at December 31, 2013 (2012 - $48.6 million, 2011 - $51.6 million).
Sensitivity Analysis
The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2013 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2013 claims and claim expense reserves within our Specialty Reinsurance segment. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2013	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2013	% Impact of Change on Net Income for the Year Ended December 31, 2013	% Impact of Change on Shareholders’ Equity at December 31, 2013
Increase expected claims and claim expense ratio by 25%	Slower reporting	$178,230	11.4%	(21.2)%	(4.6)%
Increase expected claims and claim expense ratio by 25%	Expected reporting	77,957	5.0%	(9.3)%	(2.0)%
Increase expected claims and claim expense ratio by 25%	Faster reporting	(8,454)	(0.5)%	1.0%	0.2%
Expected claims and claim expense ratio	Slower reporting	80,218	5.1%	(9.5)%	(2.1)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(69,129)	(4.4)%	8.2%	1.8%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(17,794)	(1.1)%	2.1%	0.5%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(77,957)	(5.0)%	9.3%	2.0%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(129,804)	(8.3)%	15.4%	3.3%

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
Lloyd’s Segment
Within our Lloyd’s segment, we write property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes, and write a number of specialty reinsurance lines, insurance policies and quota share reinsurance that involves understanding the characteristics of the underlying insurance policy.
We use the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within our Lloyd’s segment for our specialty reinsurance and insurance lines of business. The comments discussed above relating to our reserving techniques and processes for our Specialty Reinsurance segment apply to the specialty reinsurance and insurance lines of business within our Lloyd’s segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment as noted above.

Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Lloyd’s Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$3,825
Other	1,442
Total large catastrophe events	5,267
Total catastrophe net claims and claim expenses	$5,267
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$3,263
Actuarial assumption changes	(274)
Total attritional net claims and claim expenses	$2,989
Total favorable development of prior accident years net claims and claim expenses	$8,256

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $8.3 million during 2013 was principally driven by a $5.3 million decrease in the estimated ultimate net claims and claim expenses related to large catastrophes, including $3.8 million related to Storm Sandy, and $3.3 million related to reported claims coming in lower than expected on prior accident years events as a result of the application of our formulaic actuarial reserving methodology and partially offset by adverse development of $0.3 million related to assumption changes.

Year ended December 31, 2012	Lloyd’s Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$5,500
Hurricane Irene (2011)	2,500
Other	1,476
Total large catastrophe events	9,476
Total catastrophe net claims and claim expenses	$9,476
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$8,011
Actuarial assumption changes	(1,285)
Total attritional net claims and claim expenses	$6,726
Total favorable development of prior accident years net claims and claim expenses	$16,202

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $16.2 million during 2012 was principally due to favorable development of $8.0 million due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of the Company’s formulaic actuarial reserving methodology, $5.5 million related to the 2011 Thailand Floods, $2.5 million related to Hurricane Irene, and $1.5 million due to lower than expected reported claims for catastrophe losses within our Lloyd’s segment’s property catastrophe reinsurance book of business, partially offset by $1.3 million of adverse development related to actuarial assumption changes.
The Company commenced its Lloyd’s operations in mid-2009 and the prior accident years reserve development in this segment for the year ended December 31, 2011 amounted to $0.5 million which principally related to the 2010 New Zealand Earthquake.
Actual Results vs. Initial Estimates
The table below summarizes our initial assumptions and changes in those assumptions for catastrophe claims and claim expense reserves associated with our property catastrophe reinsurance business within our Lloyd’s segment. Similar to our Catastrophe Reinsurance segment, the key assumption in estimating reserves for property catastrophe reinsurance losses in our Lloyd’s segment is our estimate of the ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses represent our revised estimates as reported as at the respective year end. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2013 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2013 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries or loss related premium such as reinstatement premium.
Actual vs. Initial Estimated Lloyd’s Segment Catastrophe Claims and Claim Expense Reserve Analysis for Property Catastrophe Reinsurance Business

(in thousands, except percentages)
Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves at December 31, 2013	% of Claims and Claim Expenses Unpaid at December 31, 2013
		2011	2012	2013
2010	$5,277	$5,986	$6,310	$6,018	$(741)	(14.0)%	$5,491	91.2%
2011	30,121	30,121	24,037	23,565	6,556	21.8%	2,404	10.2%
2012	10,957	—	10,957	8,770	2,187	20.0%	6,334	72.2%
2013	5,977	—	—	5,977	—	—%	5,929	99.2%
	$52,332	$36,107	$41,304	$44,330	$8,002	17.3%	$20,158	45.5%

As quantified in the table above, since our Lloyd’s segment commenced writing business in mid-2009, we have experienced $8.0 million of net favorable development on our gross reserves related to catastrophe events for our property catastrophe reinsurance business within our Lloyd’s segment. As described above and similar to our Catastrophe Reinsurance segment, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe reinsurance business, we have experienced development, both favorable and unfavorable, in any given accident year. For example, our 2011 accident year has developed favorably by $6.6 million, which is 21.8% better than our initial estimates of claims and claim expenses for the 2011 accident year as estimated as of December 31, 2011, while our 2010 accident year has developed unfavorably by $0.7 million, or negative 14.0%. On a net basis, our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.

The percentage of claims unpaid at December 31, 2013 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. This is driven in part by the mix of our business and the speed of the settlement and payment of claims by our underlying cedants.
Actual vs. Initial Estimated Lloyd’s Segment Attritional Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio
The table below summarizes our key actuarial assumptions in reserving for attritional losses for our specialty reinsurance and insurance lines of business in our Lloyd’s segment. As noted above, the key actuarial assumptions include the estimated ultimate claims and claim expense ratios and the estimated loss reporting patterns. The table shows our initial estimates of the ultimate claims and claim expense ratio by underwriting year. The initial estimate is based on the actuarial assumptions that were in place at the end of that year. A decrease in the ultimate claims and claim expense ratio implies that our current estimates are lower than our initial estimates while an increase in the ultimate claims and claim expense ratio implies that our current estimates are higher than our initial estimates. The result would be a corresponding favorable impact on shareholders’ equity and net income or a corresponding unfavorable impact on shareholders’ equity and net income, respectively. The table below reflects a summary of the weighted average assumptions for all classes of specialty reinsurance and insurance business in our Lloyd’s segment for which we reserve for attritional losses using the Bornhuetter-Ferguson actuarial method. The table is presented on a gross loss basis and therefore does not include the benefit of reinsurance recoveries or loss related premium such as reinstatement premium.

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2011	December 31, 2012	December 31, 2013
2010	63.3%	56.5%	53.5%	50.2%
2011	66.0%	83.0%	60.6%	55.1%
2012	58.4%	—%	87.4%	69.5%
2013	60.6%	—%	—%	67.9%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within specialty insurance and reinsurance in our Lloyd’s segment. The principal reason for changes from one underwriting year to the next is changes in the mix and relative volume of business.
As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios decreased from the initial estimates for the 2010 and 2011 underwriting years and increased for the 2012 and 2013 underwriting years. The decrease in the re-estimated ultimate claims and claim expense ratio for the 2010 and 2011 underwriting years at December 31, 2013 was principally due to the application of our formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves combined with reductions to estimated ultimate claims and claim expenses on certain large events. However, the increase in the re-estimated ultimate claims and claim expense ratio for the 2012 and 2013 underwriting years at December 31, 2013 was the result of those underwriting years performing worse than expected, due in part to experiencing claims and claim expenses related to large property losses, including Storm Sandy in 2012, and a number of smaller property-related loss events in 2013. As noted above, our specialty reinsurance and insurance lines of business are in general characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long-term trends or industry results for similar business may imply.

Sensitivity Analysis
The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2013 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events associated with property catastrophe reinsurance business within our Lloyd’s segment. The reasonably likely changes are based on a historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year.
Lloyd’s Segment Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2013	$ Impact of Change on Ultimate Claims and Claim Expenses at December 31, 2013	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2013	% Impact of Change on Net Income for the Year Ended December 31, 2013	% Impact of Change on Shareholders’ Equity at December 31, 2013
Higher	$53,657	$9,327	0.6%	(1.1)%	(0.2)%
Recorded	44,330	—	—%	—%	—%
Lower	$35,003	$(9,327)	(0.6)%	1.1%	0.2%

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

Lloyd’s Segment Attritional Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2013	% Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2013	% Impact of Change on Net Income for the Year Ended December 31, 2013	% Impact of Change on Shareholders’ Equity at December 31, 2013
Increase expected claims and claim expense ratio by 25%	Slower reporting	$85,986	5.5%	(10.2)%	(2.2)%
Increase expected claims and claim expense ratio by 25%	Expected reporting	38,456	2.5%	(4.6)%	(1.0)%
Increase expected claims and claim expense ratio by 25%	Faster reporting	(15,373)	(1.0)%	1.8%	0.4%
Expected claims and claim expense ratio	Slower reporting	38,025	2.4%	(4.5)%	(1.0)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(43,063)	(2.8)%	5.1%	1.1%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(9,937)	(0.6)%	1.2%	0.3%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(38,456)	(2.5)%	4.6%	1.0%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(70,753)	(4.5)%	8.4%	1.8%

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
Other
Included in the Other category are the remnants of our Bermuda-based insurance operations not sold pursuant to the stock purchase agreement with QBE. These operations are in run-off and no new business is being underwritten. Our outstanding claims and claim expense reserves for these operations include insurance policies and quota share reinsurance with respect to risks including: 1) commercial property, which principally included catastrophe-exposed commercial property products; 2) commercial multi-line, which included commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 3) personal lines property, which principally included homeowners personal lines property coverage and catastrophe exposed personal lines property coverage and totaled $58.1 million at December 31, 2013.
We use the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within the Other category for our property and casualty insurance and quota share reinsurance business. The comments discussed above relating to our reserving techniques and processes for our Specialty Reinsurance segment also apply to our Other category. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment.
Development of Prior Year Liability for Unpaid Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Other category split between large catastrophe events and attritional claims and claim expenses:

At December 31,	2013	2012	2011
(in thousands)
Attritional claims and claim expenses	$(2,179)	$3,265	$1,389
Catastrophe events	1,729	1,171	4,243
Loss portfolio transfer	—	(7,383)	—
Actuarial assumption changes	—	—	(10,063)
Total adverse development of prior accident years net claims and claim expenses	$(450)	$(2,947)	$(4,431)

The net adverse development on prior accident years of $0.5 million for 2013 within our Other category was principally the result of $2.2 million related to the application of our formulaic actuarial reserving methodology with the increases being due to actual paid and reported claim activity coming in higher than what was originally anticipated when setting the initial reserves; partially offset by favorable development of $1.7 million related to prior period large catastrophe events.
The net adverse development on prior accident years of $2.9 million for 2012 within our Other category was principally the result of a loss portfolio transfer entered into by us on October 1, 2012, in respect of our contractor’s liability book of business within RenaissanceRe Specialty Risks, whereby we paid consideration of $36.5 million to transfer net liabilities of $29.1 million, resulting in a loss of $7.4 million which is recorded above as prior accident years attritional claims and claims expenses in our Other category, partially offset by reductions in reported losses on certain attritional loss contracts and favorable development related to catastrophe events, primarily the 2008 Hurricanes.
The net adverse development on prior accident years of $4.4 million in 2011 within our Other category was principally due to the construction defect book of business, which experienced higher than expected reported losses, and was subsequently subject to a comprehensive actuarial review during the fourth quarter of 2011, which review resulted in an increase of $10.1 million to the estimated ultimate claims and claim expenses related to this book of business due to changes in the actuarial assumptions. Partially offsetting the adverse development on prior accident years within the construction defect book of business, noted above, was favorable development of $4.2 million related to large catastrophe events, of which $4.6 million related to the 2005 Hurricanes, and $1.4 million related to the application of our formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves.
Reinsurance Recoverables
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
The estimate of reinsurance recoverables can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading “Claims and Claim Expense Reserves” above. In particular, reinsurance recoverables may be affected by deemed inuring reinsurance, industry losses reported by various statistical reporting services, and other factors. Reinsurance recoverables on dual trigger reinsurance contracts require us to estimate our ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured losses for the industry as a whole that will be reported by the applicable statistical reporting agency, as per the contract terms. In addition, the level of our additional case reserves and IBNR reserves has a significant impact on reinsurance recoverables.  These factors can impact the amount and timing of the reinsurance recoverables to be recorded.
The majority of the balance we have accrued as recoverable will not be due for collection until some point in the future. The amounts recoverable ultimately collected are open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency and elective run-off, contractual dispute and various other reasons. In addition, because the majority of the balances recoverable will not be collected for some time, economic conditions as well as the financial and operational performance of a particular reinsurer may change, and these changes may affect the reinsurer’s willingness and ability to meet their contractual obligations to us. To reflect these uncertainties, we estimate and record a valuation allowance for potential uncollectible reinsurance recoverable which reduces reinsurance recoverable and net income (loss).
We estimate our valuation allowance by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating.  The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates.  We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors.  The valuation allowance recorded against reinsurance recoverable was $1.7 million at December 31, 2013 (2012 - $4.5 million). The reinsurers with the three largest balances accounted for 28.2%, 19.9% and 11.0%, respectively, of our reinsurance recoverable balance at December 31, 2013 (2012 - 14.3%, 14.3% and 12.6%, respectively). The three largest company-specific components of the valuation allowance represented 14.2%, 12.5% and 3.1%, respectively, of our total valuation allowance at December 31, 2013 (2012 - 44.1%, 26.7% and 6.1%, respectively).
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
Other than the transaction noted below, there have been no material changes in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and 3 during the periods represented by these consolidated financial statements. As discussed in greater detail below, the Company transferred its investment in the common shares of Essent, a U.S. mortgage guaranty insurance company, from Level 3 to Level 1, effective October 31, 2013, the date which Essent became a publicly traded company on the NYSE. The fair value transferred from Level 3 to Level 1 was $85.6 million.
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount of such assets and liabilities on our consolidated balance sheet:

At December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Fixed maturity investments
U.S. treasuries	$1,352,413	$1,352,413	$—	$—
Agencies	186,050	—	186,050	—
Non-U.S. government (Sovereign debt)	334,580	—	334,580	—
Non-U.S. government-backed corporate	237,479	—	237,479	—
Corporate	1,803,415	—	1,775,835	27,580
Agency mortgage-backed	341,908	—	341,908	—
Non-agency mortgage-backed	257,938	—	257,938	—
Commercial mortgage-backed	314,236	—	314,236	—
Asset-backed	15,258	—	15,258	—
Total fixed maturity investments	4,843,277	1,352,413	3,463,284	27,580
Short term investments	1,044,779	—	1,044,779	—
Equity investments trading	254,776	254,776	—	—
Other investments
Private equity partnerships	322,391	—	—	322,391
Senior secured bank loan funds	18,048	—	—	18,048
Catastrophe bonds	229,016	—	229,016	—
Hedge funds	3,809	—	—	3,809
Total other investments	573,264	—	229,016	344,248
Other assets and (liabilities)
Derivatives (1)	4,758	823	6,425	(2,490)
Other	(12,991)	—	(12,991)	—
Total other assets and (liabilities)	(8,233)	823	(6,566)	(2,490)
	$6,707,863	$1,608,012	$4,730,513	$369,338

(1)	See "Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to the fair value by type of contract, of derivatives entered into by us.

As at December 31, 2013, we have classified $371.8 million and $2.5 million of our assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 4.5% and 0.1% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.
See to “Note 6. Fair Value Measurements in our Notes to Consolidated Financial Statements” for additional information about fair value measurements.
Impairments
The amount and timing of asset impairment is subject to significant estimation techniques and asset impairment is a critical accounting estimate for us. The more significant impairment reviews we complete are for our equity method investments, goodwill and other intangible assets, and fixed maturity investments available for sale, as described in more detail below.
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2013, we had $105.6 million (2012 - $87.7 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $12.5 million of goodwill and $16.7 million of other intangible assets (2012 – $10.8 million and $19.6 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we look at a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. In doing this, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you that we will in the future consummate transactions in which we realize the value at which these holdings are reflected in our financial statements. During the year ended December 31, 2013, we recorded $Nil (2012 - $Nil, 2011 - $Nil) other-than-temporary impairment charges related to investments in other ventures, under the equity method.

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
We test goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets and is tested based on the cash flows they produce. There are generally many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. As at December 31, 2013, excluding the amounts recorded in investments in other ventures, under equity method, as noted above, our consolidated balance sheets include $5.9 million of goodwill (2012 - $5.9 million) and $2.3 million of other intangible assets (2012 - $2.6 million). Impairment charges were $Nil during the year ended December 31, 2013 (2012 - $Nil, 2011 - $5.2 million). In the future it is possible that we will hold more goodwill, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
Fixed Maturity Investments Available For Sale
At December 31, 2013, we had $34.2 million (2012 - $83.4 million) of fixed maturity investments available for sale on our consolidated balance sheet. Included in accumulated other comprehensive income at December 31, 2013 was $4.0 million of gross unrealized gains (2012 - $12.1 million) and $17 thousand of gross unrealized losses (2012 - $103 thousand), related to our portfolio of fixed maturity investments available for sale. Our quarterly process for assessing whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other-than-temporary includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if we have the intent to sell the debt security or (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security. For the year ended December 31, 2013 we recognized $Nil (2012 - $0.3 million, 2011 - $0.6 million) of net other-than-temporary impairments in our consolidated statements of operations related to our portfolio of fixed maturity investments available for sale.
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
At December 31, 2013, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $56.3 million (2012 - $34.9 million) and $56.1 million (2012 - $35.1 million), respectively (see “Note 15. Taxation in our Notes to Consolidated Financial Statements” for additional information).  At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.  Losses incurred within our U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss at the U.S. tax-paying subsidiaries for the three year period ended December 31, 2011. We reassess our valuation allowance on a quarterly basis and commencing with our reassessment effective December 31, 2011, we determined that it is more likely than not that we would not be able to recover our U.S. net deferred tax asset and as a result, recognized a full valuation allowance in the fourth quarter of 2011. At December 31, 2013, our U.S. tax-paying subsidiaries had a net deferred tax asset of $43.9 million (2012 - $24.6 million), for which a full valuation allowance has been provided as we continued to remain in a cumulative three year GAAP taxable loss position at our U.S. tax-paying subsidiaries throughout 2013, among other facts. In addition, our Ireland, U.K. and Singapore operations have each produced cumulative GAAP taxable losses, among other facts, and as a result, we continue to provide a valuation allowance against our net deferred tax assets for these operations.
The Company has unrecognized tax benefits of $Nil as of December 31, 2013 (2012 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense.  At December 31, 2013, interest and penalties accrued on unrecognized tax benefits were $Nil (2012 - $Nil). Income tax returns filed for tax years 2009 through 2012, 2009 through 2012, 2012 and 2012, are open for examination by the Internal Revenue Service, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS

Year ended December 31,	2013	2012	2011
(in thousands, except per share amounts and percentages)
Statements of operations highlights
Gross premiums written	$1,605,412	$1,551,591	$1,434,976
Net premiums written	1,203,947	1,102,657	1,012,773
Net premiums earned	1,114,626	1,069,355	951,049
Net claims and claim expenses incurred	171,287	325,211	861,179
Underwriting income (loss)	626,733	451,451	(177,167)
Net investment income	208,028	165,725	146,871
Net realized and unrealized gains on investments	35,076	163,121	43,956
Income (loss) from continuing operations	839,346	765,425	(38,833)
Income (loss) from discontinued operations	2,422	(16,476)	(51,559)
Net income (loss)	841,768	748,949	(90,392)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	665,676	566,014	(92,235)

Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$14.82	$11.56	$(0.82)
Income (loss) from discontinued operations per common share – diluted	0.05	(0.33)	(1.02)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$14.87	$11.23	$(1.84)
Dividends per common share	$1.12	$1.08	$1.04

Key ratios
Net claims and claim expense ratio – current accident year	28.3%	45.2%	104.4%
Net claims and claim expense ratio – prior accident years	(12.9)%	(14.8)%	(13.8)%
Net claims and claim expense ratio – calendar year	15.4%	30.4%	90.6%
Underwriting expense ratio	28.4%	27.4%	28.0%
Combined ratio	43.8%	57.8%	118.6%

Return on average common equity	20.5%	17.7%	(3.0)%

Book value	December 31, 2013	December 31, 2012	December 31, 2011
Book value per common share	$80.29	$68.14	$59.27
Accumulated dividends per common share	13.12	12.00	10.92
Book value per common share plus accumulated dividends	$93.41	$80.14	$70.19
Change in book value per common share plus change in accumulated dividends	19.5%	16.8%	(3.6)%

Balance sheet highlights	December 31, 2013	December 31, 2012	December 31, 2011
Total assets	$8,179,131	$7,928,628	$7,744,912
Total shareholders’ equity attributable to RenaissanceRe	$3,904,384	$3,503,065	$3,605,193

Below is a discussion of the results of operations for 2013 compared to 2012.
Net income available to RenaissanceRe common shareholders was $665.7 million in 2013, compared to $566.0 million in 2012, an increase of $99.7 million. As a result of our net income available to RenaissanceRe common shareholders in 2013, we generated an annualized return on average common equity of 20.5% and our book value per common share increased from $68.14 at December 31, 2012 to $80.29 at December 31, 2013, a 19.5% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during 2013, on a comparative basis to 2012, include:

•
Improved Underwriting Results - our underwriting income of $626.7 million in 2013 increased $175.3 million from $451.5 million in 2012 and was positively impacted by a decrease in net claims and claim expenses of $153.9 million, principally due to lower insured losses in respect of large events. Included in underwriting income for 2013 was $22.9 million and $12.7 million of underwriting losses related to the May 2013 U.S. Tornadoes and the European Floods. In comparison, Storm Sandy and Hurricane Isaac resulted in $149.1 million and $26.3 million of underwriting losses in 2012, respectively. Favorable development on prior accident years was $144.0 million in 2013, compared to $158.0 million in 2012, primarily driven by the Catastrophe Reinsurance segment, as discussed further below; partially offset by

•
Lower Total Investment Result - our total investment result of $235.1 million in 2013, which includes the sum of net investment income of $208.0 million, net realized and unrealized gains on investments of $35.1 million, net other-than-temporary impairments of $Nil and the decrease in net unrealized gains on fixed maturity investments available for sale of $8.0 million, decreased by $94.0 million in 2013, from $329.1 million in 2012. The decrease in the total investment result was primarily due to lower total returns in our fixed maturity investment portfolio as a result of a rising interest rate environment in 2013, compared to the significant contraction in credit spreads yielding higher returns from our fixed maturity investment portfolio in 2012; partially offset by realized and unrealized gains in our portfolio of equity investments trading in 2013, compared to 2012, and improved returns in our portfolio of other investments, primarily driven by our investment in the common shares of Essent; and

•
Net Income Attributable to Noncontrolling Interests - our net income attributable to noncontrolling interests was $151.1 million in 2013, compared to $148.0 million in 2012, an increase of $3.1 million and was primarily due to our noncontrolling economic ownership percentage in DaVinciRe decreasing to 27.3% at December 31, 2013, compared to 30.8% at December 31, 2012, resulting in an increase in the portion of DaVinciRe’s net income attributable to noncontrolling interests.

Below is a discussion of the results of operations for 2012 compared to 2011.
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
The most significant items affecting our financial performance during 2012, on a comparative basis to 2011, include:

•
Increased Gross Premiums Written - gross premiums written increased $116.6 million, or 8.1%, to $1,551.6 million. Excluding the impact of $20.1 million and $160.3 million of net reinstatement premiums written from large losses in 2012 and 2011, respectively, gross premiums written increased $256.8 million, or 20.1% for the year, due to a combination of improved pricing during the 2012 renewals within our core markets, and continued growth across most lines of business within our Specialty Reinsurance and Lloyd’s segments;

•
Significantly Improved Underwriting Results - underwriting income of $451.5 million and a combined ratio of 57.8% in 2012, compared to an underwriting loss of $177.2 million and a combined ratio of 118.6% in 2011, was positively impacted by the increase in gross premiums written, noted above, and a decrease in net claims and claim expenses of $536.0 million due to significantly lower insured losses with respect of large events. Included in underwriting income for 2012 was $149.1 million and $26.3 million of underwriting losses related to Storm Sandy and Hurricane Isaac, respectively, which added a total of 19.0 percentage points to our 2012 combined ratio. The 2011 Large Losses resulted in $725.2 million of underwriting losses and added 85.4 percentage points to our combined ratio, as detailed in the table below;

•
Higher Investment Results - our net investment income and net realized and unrealized gains on investments increased $18.9 million and $119.2 million, respectively, in 2012, compared to 2011, primarily due to higher total returns in our fixed maturity investments portfolio as a result of the significant tightening of credit spreads combined with higher average invested assets and improved valuations in our portfolio of other investments, specifically our senior secured bank loan funds;

•
Equity in Earnings of Other Ventures - our equity in earnings of other ventures improved to earnings of $23.2 million in 2012, compared to a loss of $36.5 million in 2011. The $59.8 million improvement is primarily due to our equity investment in Top Layer Re which generated income of $20.8 million in 2012, compared to a loss of $37.5 million in 2011, an improvement of $58.3 million, principally due to the absence of large losses during 2012, compared to claims and claim expenses incurred in 2011 in Top Layer Re related to the 2011 New Zealand and Tohoku Earthquakes; and

•
Lower Net Loss Attributable to Discontinued Operations - our loss from discontinued operations was $16.5 million in 2012, compared to a loss of $51.6 million in 2011, primarily driven by $20.8 million of trading losses within REAL during 2012 compared to trading losses of $45.0 million in 2011; and partially offset by

•
Other Loss - our other loss deteriorated $46.5 million to a loss of $2.1 million in 2012, compared to income of $44.3 million in 2011, primarily the result of ceded reinsurance contracts accounted for at fair value which incurred a loss of $4.6 million in 2012, compared to income of $37.4 million in 2011, due to net recoverables on the Tohoku Earthquake in the first quarter of 2011 which did not reoccur in 2012; and

•
Net (Income) Loss Attributable to Redeemable Noncontrolling Interest - DaVinciRe - our net income attributable to redeemable noncontrolling interest - DaVinciRe was $147.5 million in 2012, compared to net loss attributable to redeemable noncontrolling interest - DaVinciRe of $33.7 million in 2011, a change of $181.2 million, principally due to a significant improvement in underwriting income as a result of the decrease in current accident year net claims and claim expenses and higher investment results, as noted above, which also impacted DaVinciRe, and together resulted in net income of $212.5 million for DaVinciRe in 2012, compared to net loss of $61.3 million for DaVinciRe in 2011. In addition, our noncontrolling economic ownership in DaVinciRe decreased from 42.8% at December 31, 2011 to 30.8% at December 31, 2012, consequently increasing redeemable noncontrolling interest - DaVinciRe.

Net Negative Impact of Specific Events
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, profit commissions and redeemable noncontrolling interest. Net negative impact of the 2011 Large Losses also includes equity in the net claims and claim expenses of Top Layer Re, and other income in respect of ceded reinsurance contracts accounted for at fair value. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of certain of these events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. In addition, a significant portion of the net claims and claim expenses associated with the 2011 New Zealand and Tohoku Earthquakes and Storm Sandy are concentrated with a few large clients, and therefore, the loss estimates for these events may vary significantly based on the claims experience of those clients. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the financial data below for additional information detailing the net negative impact of the European Floods and May 2013 U.S. Tornadoes on our consolidated financial statements for 2013.

Twelve months ended December 31, 2013	May 2013 U.S. Tornadoes	European Floods	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(26,245)	$(15,145)	$(41,390)
Reinstatement premiums earned	2,969	2,098	5,067
Profit commissions	391	388	779
Net negative impact on underwriting result	$(22,885)	$(12,659)	(35,544)
Redeemable noncontrolling interest	4,001	2,230	6,231
Net negative impact	$(18,884)	$(10,429)	$(29,313)
Percentage point impact on consolidated combined ratio	2.2	1.3	3.5

Net negative impact on Catastrophe Reinsurance segment underwriting result	$(21,903)	$(10,742)	$(32,645)
Net negative impact on Lloyd’s segment underwriting result	(982)	(1,917)	(2,899)
Net negative impact on underwriting result	$(22,885)	$(12,659)	$(35,544)

During the fourth quarter of 2013, we experienced favorable development on prior accident years net claims and claim expenses related to Storm Sandy which had a net positive impact on our consolidated financial statements, as detailed in the table below.

Twelve months ended December 31, 2013	Storm Sandy
(in thousands, except percentages)
Net claims and claim expenses incurred	$48,285
Reinstatement premiums earned	(12,894)
Ceded reinstatement premiums earned	341
Profit commissions	657
Net positive impact on underwriting result	36,389
Redeemable noncontrolling interest	(5,706)
Net positive impact	$30,683
Percentage point impact on consolidated combined ratio	(3.8)

Net positive impact on Catastrophe Reinsurance segment underwriting result	$32,805
Net positive impact on Specialty Reinsurance segment underwriting result	28
Net positive impact on Lloyd’s segment underwriting result	3,556
Net positive impact on underwriting result	$36,389

See the financial data below for additional information detailing the net negative impact of Hurricane Isaac and Storm Sandy on our consolidated financial statements in 2012.

Year ended December 31, 2012	Hurricane Isaac	Storm Sandy	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(33,185)	$(187,944)	$(221,129)
Reinstatement premiums earned	8,863	37,437	46,300
Ceded reinstatement premiums earned	—	(385)	(385)
Profit commissions	(2,016)	1,771	(245)
Net negative impact on underwriting result	(26,338)	(149,121)	(175,459)
Redeemable noncontrolling interest - DaVinciRe	8,925	22,160	31,085
Net negative impact	$(17,413)	$(126,961)	$(144,374)
Percentage point impact on consolidated combined ratio	2.8	16.0	19.0

Net negative impact on Catastrophe Reinsurance segment underwriting result	$(25,857)	$(121,061)	$(146,918)
Net negative impact on Specialty Reinsurance segment underwriting result	—	(11,000)	(11,000)
Net negative impact on Lloyd’s segment underwriting result	(481)	(17,060)	(17,541)
Net negative impact on underwriting result	$(26,338)	$(149,121)	$(175,459)

See the financial data below for additional information detailing the net negative impact of the 2011 Large Losses on our consolidated financial statements in 2011.

	2011 Large Losses
Year ended December 31, 2011	2011 New Zealand Earthquake	Tohoku Earthquake	Australian Floods	Large U.S. Tornadoes	Aggregate Contracts	Hurricane Irene	Thailand Floods	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(273,596)	$(284,348)	$(12,273)	$(135,090)	$(33,080)	$(32,530)	$(76,437)	$(847,354)
Assumed reinstatement premiums earned	49,878	60,914	1,694	23,273	1,524	5,874	17,144	160,301
Ceded reinstatement premiums earned	(3,542)	(26,004)	—	—	—	—	—	(29,546)
Lost profit commissions	(7,522)	(331)	(348)	(151)	—	—	(245)	(8,597)
Net negative impact on underwriting result	(234,782)	(249,769)	(10,927)	(111,968)	(31,556)	(26,656)	(59,538)	(725,196)
Equity in net claims and claim expenses of Top Layer Re	(23,757)	(26,243)	—	—	—	—	—	(50,000)
Recoveries from ceded reinsurance contracts accounted for at fair value	—	45,000	—	—	—	—	—	45,000
Redeemable noncontrolling interest - DaVinciRe	55,748	53,669	1,182	32,941	4,944	7,698	14,474	170,656
Net negative impact	$(202,791)	$(177,343)	$(9,745)	$(79,027)	$(26,612)	$(18,958)	$(45,064)	$(559,540)
Percentage point impact on consolidated combined ratio	25.0	26.5	1.1	11.6	3.3	2.7	6.0	85.4

Net negative impact on Catastrophe Reinsurance segment underwriting result	$(222,256)	$(229,980)	$(4,927)	$(109,043)	$(31,556)	(24,156)	(47,538)	(669,456)
Net negative impact on Specialty Reinsurance segment underwriting result	(6,500)	(7,500)	(6,000)	—	—	—	(6,000)	(26,000)
Net negative impact on Lloyd’s segment underwriting result	(6,026)	(12,289)	—	(2,925)	—	(2,500)	(6,000)	(29,740)
Net negative impact on underwriting result	$(234,782)	$(249,769)	$(10,927)	$(111,968)	$(31,556)	$(26,656)	$(59,538)	$(725,196)

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Year ended December 31,	2013	2012	2011
(in thousands, except percentages)
Catastrophe Reinsurance gross premiums written
Renaissance	$729,887	$733,963	$742,236
DaVinci	390,492	448,244	435,060
Total Catastrophe Reinsurance gross premiums written	$1,120,379	$1,182,207	$1,177,296
Net premiums written	$753,078	$766,035	$773,560
Net premiums earned	$723,705	$781,738	$737,545
Net claims and claim expenses incurred	7,908	165,209	770,350
Acquisition expenses	49,161	66,665	62,882
Operational expenses	108,130	103,811	100,932
Underwriting income (loss)	$558,506	$446,053	$(196,619)

Net claims and claim expenses incurred – current accident year	$109,945	$275,777	$829,487
Net claims and claim expenses incurred – prior accident years	(102,037)	(110,568)	(59,137)
Net claims and claim expenses incurred – total	$7,908	$165,209	$770,350

Net claims and claim expense ratio – current accident year	15.2%	35.3%	112.5%
Net claims and claim expense ratio – prior accident years	(14.1)%	(14.2)%	(8.1)%
Net claims and claim expense ratio – calendar year	1.1%	21.1%	104.4%
Underwriting expense ratio	21.7%	21.8%	22.3%
Combined ratio	22.8%	42.9%	126.7%

Catastrophe Reinsurance Gross Premiums Written – In 2013, our Catastrophe Reinsurance segment gross premiums written decreased by $61.8 million, or 5.2%, to $1,120.4 million, compared to $1,182.2 million in 2012, primarily reflecting reduced risk-adjusted pricing in the catastrophe markets we serve, including the Florida market as a whole, and the non-renewal of a number of contracts during the January and June 2013 renewals; net negative reinstatement premiums written of $24.1 million principally related to Storm Sandy, the Tohoku Earthquake and the Thailand Floods; and partially offset by $65.6 million of gross premiums written related to increased quota share premium and $27.0 million associated with a multi-year transaction.
Excluding the impact of the $24.1 million of net negative reinstatement premiums written and $17.1 million of net positive reinstatement premiums written in 2013 and 2012, respectively, gross premiums written decreased $20.6 million, or 1.8% primarily due to the reduction in gross premiums written, discussed above.
In 2012, our Catastrophe Reinsurance segment gross premiums written increased by $4.9 million, or 0.4%, to $1,182.2 million, compared to $1,177.3 million in 2011. Excluding the impact of $17.1 million and $159.8 million of net reinstatement premiums written in 2012 and 2011, our Catastrophe Reinsurance segment gross premiums written increased $147.6 million, or 14.5%, in 2012, primarily due to improved market conditions on a risk-adjusted basis within our core lines of business during the key January and June 2012 renewals, and inclusive of $37.4 million and $37.7 million of gross premiums written on behalf of our then fully-collateralized joint ventures, Upsilon RFO and Tim Re III.

Our Catastrophe Reinsurance segment premiums are prone to significant volatility due to the timing of contract inception and also due to the business being characterized by a relatively small number of relatively large transactions. In addition, our property catastrophe reinsurance gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes.

Year ended December 31,	2013	2012	2011
(in thousands)
Ceded premiums written - Catastrophe Reinsurance segment	$367,301	$416,172	$403,736

Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment decreased $48.9 million to $367.3 million in 2013, compared to $416.2 million in 2012, primarily reflecting the non-renewal of a number of transactions when we constructed our portfolio during the June renewals, thereby retaining more of the attractive risks given the current market conditions, and the non-renewal of Timicuan Reinsurance III Limited (“Tim Re III”) which resulted in $37.7 million of ceded premiums written in 2012, partially offset by the inception of new contracts, including the external cession of $37.5 million of premium related to Upsilon RFO during 2013.
Ceded premiums written in our Catastrophe Reinsurance segment increased by $12.4 million in 2012, compared to 2011. Excluding the impact of $1.0 million and $28.0 million of reinstatement premiums related to recoveries on certain large losses in 2012 and 2011, respectively, ceded premiums written increased by $39.4 million or 9.8%, primarily due to ceded premiums written of $48.5 million related to our managed joint ventures, Upsilon and Tim Re III.
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
To the extent that appropriately priced coverage is available, we anticipate continued use of reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the buying of ceded reinsurance in our Catastrophe Reinsurance segment is based on market opportunities and is not based on placing a specific reinsurance program each year. In addition, in future periods we may utilize the growing market for insurance-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverages attractive.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $558.5 million in 2013, compared to $446.1 million in 2012, an increase of $112.5 million. In 2013, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 1.1%, an underwriting expense ratio of 21.7% and a combined ratio of 22.8%, compared to 21.1%, 21.8% and 42.9%, respectively, in 2012.
The $112.5 million increase in the Catastrophe Reinsurance segment’s underwriting result and 20.1 percentage point decrease in the combined ratio were driven by a relatively light catastrophe loss year resulting in a $165.8 million decrease in current accident year net claims and claim expenses, combined with a $17.5 million decrease in acquisition expenses, partially offset by a $58.0 million decrease in net premiums earned. Included in underwriting results for the Catastrophe Reinsurance segment in 2013 are $21.9 million and $10.7 million of underwriting losses related to the May 2013 U.S. Tornadoes and the European Floods, respectively. The decrease in acquisition expenses is primarily attributable to increases in profit commissions on certain ceded reinsurance contracts entered into which are netted with acquisition expenses, as discussed further below.

In addition, the net positive impact on the Catastrophe Reinsurance segment‘s underwriting results from our review of Storm Sandy during the fourth quarter of 2013 was $32.8 million, or 6.8 percentage points on the combined ratio, as detailed in the table below.

Year ended December 31, 2013	Storm Sandy
(in thousands, except percentages)
Net claims and claim expenses incurred	$44,460
Reinstatement premiums earned	(12,653)
Ceded reinstatement premiums earned	341
Profit commissions	657
Net positive impact on Catastrophe Reinsurance segment underwriting result	$32,805
Percentage point impact on Catastrophe Reinsurance segment combined ratio	(6.8)

Our Catastrophe Reinsurance segment generated underwriting income of $446.1 million in 2012, compared to incurring an underwriting loss of $196.6 million in 2011, an improvement of $642.7 million. The improvement in underwriting income was driven by an increase in net premiums earned of $44.2 million principally due to the increase in gross premiums written noted above and a $553.7 million decrease in current accident year claims and claim expenses as a result of the relatively low level of insured catastrophe losses during 2012 which included $191.2 million of net claims and claim expenses related to Hurricane Isaac and Storm Sandy, compared to 2011 which was negatively impacted by net claims and claim expenses related to the 2011 Large Losses of $792.7 million. In addition, favorable development on prior accident years claims and claim expenses within our Catastrophe Reinsurance segment was $110.6 million in 2012, compared to $59.1 million in 2011, an increase of $51.4 million, as discussed below.
In 2012, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 21.1%, an underwriting expense ratio of 21.8% and a combined ratio of 42.9%, compared to 104.4%, 22.3% and 126.7%, respectively, in 2011. Current accident year net claims and claim expenses of $275.8 million includes $158.5 million related to Storm Sandy, $35.0 million related to the tornado outbreaks across the Midwestern region of the U.S. during late February and early March (PCS 66 and 67, respectively), $32.7 million related to Hurricane Isaac and $8.2 million related to the June 29, 2012 derecho (PCS 83) which impacted the Midwest to Mid-Atlantic coast of the U.S., with the remainder due primarily to a number of other relatively small events throughout the U.S. During 2012, Hurricane Isaac and Storm Sandy had a net negative impact of $146.9 million, or 23.3 percentage points, on our Catastrophe Reinsurance segment’s underwriting result and combined ratio, respectively, as detailed in the table below. Operating expenses of $103.8 million in 2012 remained relatively flat compared to $100.9 million in 2011.
See the financial data below for additional information detailing the net negative impact of Hurricane Isaac and Storm Sandy on our Catastrophe Reinsurance segment in 2012.

Year ended December 31, 2012	Hurricane Isaac	Storm Sandy	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(32,685)	$(158,477)	$(191,162)
Reinstatement premiums earned	8,844	36,030	44,874
Ceded reinstatement premiums earned	—	(385)	(385)
Profit commissions	(2,016)	1,771	(245)
Net negative impact on Catastrophe Reinsurance segment underwriting result	$(25,857)	$(121,061)	$(146,918)
Percentage point impact on Catastrophe Reinsurance segment combined ratio	4.8	21.0	23.3

Losses from our Catastrophe Reinsurance segment can be infrequent, but severe, as demonstrated by our 2011 results. Although 2012 was generally considered to be the third most costly year for industry-wide insured property catastrophe losses, behind only 2011 and 2005, we incurred a relatively low level of net claims and claim expenses. During periods in which we experience relatively low levels of property catastrophe loss activity, such as 2013 and 2012, we have the potential to produce a low level of losses and a related increase in underwriting income. As described herein, we believe there is likely to be an increase in the severity, and possibly the frequency, of weather related natural disasters and catastrophes relative to the historical experience over the past 100 years, including the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, changes in expected sea levels and a longer-term trend towards global warming.
During 2013, we experienced $102.0 million of favorable development on prior year reserves within the Catastrophe Reinsurance segment, compared to $110.6 million in 2012, primarily due to $44.5 million, $18.0 million, $16.3 million and $10.9 million of favorable development related to reductions in the expected ultimate net loss for Storm Sandy (as detailed in the table above), the Tohoku Earthquake, the 2008 Hurricanes and the 2011 New Zealand Earthquake, respectively, as reported claims on these events came in lower than expected, and $34.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in lower than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development on the 2010 New Zealand Earthquake, U.S. PSC 70 and Hurricane Isaac of $11.0 million, $8.2 million and $2.6 million, respectively, associated with an increase in reported gross ultimate losses.
During 2012, we experienced $110.6 million of favorable development on prior year reserves within the Catastrophe Reinsurance segment, compared to $59.1 million of favorable development on prior years reserves in 2011. The favorable development on prior year reserves in 2012 was primarily due to reductions in estimated ultimate losses on the 2010 Chilean Earthquake of $24.6 million, the 2008 Hurricanes of $17.5 million, the June 2007 U.K. Floods of $17.3 million, the 2005 Hurricanes of $6.4 million, Hurricane Irene of $4.6 million, the Tohoku Earthquake of $3.9 million and a number of other catastrophes totaling $57.7 million, and partially offset by adverse development related to the 2010 and 2011 New Zealand Earthquakes of $21.5 million primarily due to increase in estimated ultimate losses.
See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios. These profit commissions and fees totaled $86.0 million, $65.4 million and $58.3 million in 2013, 2012 and 2011, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 11.9%, 8.4% and 7.9%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $145.9 million, $120.0 million and $64.6 million in 2013, 2012 and 2011, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Year ended December 31,	2013	2012	2011
(in thousands, except percentages)
Specialty Reinsurance gross premiums written
Renaissance	$256,354	$207,387	$144,192
DaVinci	3,135	2,500	1,699
Total Specialty Reinsurance gross premiums written	$259,489	$209,887	$145,891
Net premiums written	$248,562	$201,552	$139,939
Net premiums earned	$214,306	$164,685	$135,543
Net claims and claim expenses incurred	67,236	76,813	13,354
Acquisition expenses	41,538	23,826	20,096
Operational expenses	31,780	29,124	30,319
Underwriting income	$73,752	$34,922	$71,774

Net claims and claim expenses incurred – current accident year	$101,347	$110,959	$91,115
Net claims and claim expenses incurred – prior accident years	(34,111)	(34,146)	(77,761)
Net claims and claim expenses incurred – total	$67,236	$76,813	$13,354

Net claims and claim expense ratio – current accident year	47.3%	67.4%	67.2%
Net claims and claim expense ratio – prior accident years	(15.9)%	(20.8)%	(57.3)%
Net claims and claim expense ratio – calendar year	31.4%	46.6%	9.9%
Underwriting expense ratio	34.2%	32.2%	37.1%
Combined ratio	65.6%	78.8%	47.0%

Specialty Reinsurance Gross Premiums Written – In 2013, our Specialty Reinsurance segment gross premiums written increased $49.6 million, or 23.6%, to $259.5 million, compared to $209.9 million in 2012, primarily due to the inception of a number of new contracts which met our risk-adjusted return thresholds including additional quota share business.
In 2012, our Specialty Reinsurance segment gross premiums written increased $64.0 million, or 43.9%, to $209.9 million, compared to $145.9 million in 2011, primarily due to the inception of a number of new contracts during 2012 which met our risk-adjusted return thresholds.
During 2013 and 2012, we experienced growth in a number of our specialty lines of business and will continue to seek to expand our specialty reinsurance operations through this platform, although we cannot assure you that we will do so. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.
Our Specialty Reinsurance segment gross premiums written in force at December 31, 2013 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity in 2013 reflected, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $73.8 million in 2013, compared to $34.9 million in 2012. In 2013, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 31.4%, an underwriting expense ratio of 34.2% and a combined ratio of 65.6%, compared to 46.6%, 32.2% and 78.8%, respectively, in 2012. The $38.8 million increase in underwriting income and 13.2 percentage point decrease in the combined ratio is primarily due to a $49.6 million increase in net premiums earned as a result of the growth in gross premiums written over the prior twelve months and a $9.6 million decrease in net claims and claim expenses, partially offset by a $17.7 million increase in acquisition expenses due to higher net premiums earned and a higher proportion of quota share reinsurance premiums which have a higher acquisition expense ratio. Current accident year net claims and claim expenses of $101.3 million in 2013 were principally the result of the application of our formulaic actuarial reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
Our Specialty Reinsurance segment generated $34.9 million of underwriting income in 2012, compared to $71.8 million in 2011, a decrease of $36.9 million, principally due to a $63.5 million increase in net claims and claim expenses, partially offset by a $29.1 million increase in net premiums earned due to the increase in gross premiums written noted above. The $63.5 million increase in net claims and claim expenses is driven by a $43.6 million decrease in favorable development on prior accident year net claims and claim expenses and a $19.8 million increase in current accident year net claims and claim expenses, both as discussed below.
In 2012, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 46.6%, an underwriting expense ratio of 32.2% and a combined ratio of 78.8%, compared to 9.9%, 37.1% and 47.0%, respectively, in 2011. The 4.9 percentage point decrease in the underwriting expense ratio was principally driven by a $29.1 million increase in net premiums earned and partially offset by a $3.7 million increase in acquisition expenses, both as a result of the increase in gross premiums written noted above. Operating expenses of $29.1 million in 2012 remained relatively flat compared to $30.3 million in 2011.
Current accident year net claims and claim expenses of $111.0 million in 2012 includes $16.0 million related to estimated ultimate losses associated with potential exposure to LIBOR related claims attributable to the current accident year, $11.0 million related to Storm Sandy and $5.0 million related to the grounding of the Costa Concordia cruise ship, with the remainder principally due to reported attritional losses and the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The favorable development of $34.1 million in 2013 was primarily driven by $10.4 million associated with actuarial assumption changes in the first quarter of 2013, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $23.7 million due to paid and reported claims activity coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
The favorable development of $34.1 million within our Specialty Reinsurance segment in 2012 included $14.4 million associated with actuarial assumption changes, principally in our casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, $3.0 million of favorable development on the 2005 Hurricanes and $16.7 million of reported losses developing more favorably than expected during 2012 on prior accident years events.
See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Year ended December 31,	2013	2012	2011
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$188,663	$123,099	$83,641
Catastrophe	37,869	36,888	27,943
Total Lloyd’s gross premiums written	$226,532	$159,987	$111,584
Net premiums written	$201,697	$135,131	$98,617
Net premiums earned	$176,029	$122,968	$76,386
Net claims and claim expenses incurred	95,693	80,242	73,259
Acquisition expenses	34,823	22,864	14,031
Operational expenses	50,540	45,680	36,732
Underwriting loss	$(5,027)	$(25,818)	$(47,636)

Net claims and claim expenses incurred – current accident year	$103,949	$96,444	$72,781
Net claims and claim expenses incurred – prior accident years	(8,256)	(16,202)	478
Net claims and claim expenses incurred – total	$95,693	$80,242	$73,259

Net claims and claim expense ratio – current accident year	59.1%	78.4%	95.3%
Net claims and claim expense ratio – prior accident years	(4.7)%	(13.1)%	0.6%
Net claims and claim expense ratio – calendar year	54.4%	65.3%	95.9%
Underwriting expense ratio	48.5%	55.7%	66.5%
Combined ratio	102.9%	121.0%	162.4%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased by $66.5 million, or 41.6%, to $226.5 million in 2013, compared to $160.0 million in 2012, primarily due to Syndicate 1458 continuing to organically grow its specialty book of business across several of its lines of business.
Gross premiums written in our Lloyd’s segment increased by $48.4 million, or 43.4%, to $160.0 million in 2012, compared to $111.6 million in 2011, primarily due to Syndicate 1458 growing its book of business across the majority of its lines of business and the impact of rate increases, most notably in its casualty lines of business.
Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $5.0 million and a combined ratio of 102.9% in 2013, compared to an underwriting loss of $25.8 million and a combined ratio of 121.0%, respectively, in 2012. The $20.8 million improvement in the underwriting result for our Lloyd’s segment is primarily due to an increase in net premiums earned of $53.1 million, as a result of the increase in gross premiums written, noted above, and the relatively low level of insured catastrophe loss activity during 2013, compared to 2012 which was negatively impacted by Storm Sandy which resulted in $17.1 million of underwriting losses and increased the combined ratio by 16.2 percentage points in 2012, and partially offset by increased underwriting expenses and lower favorable development on prior accident years net claims and claim expenses, each as discussed below. In addition, our Lloyd’s segment’s underwriting expense ratio decreased to 48.5% in 2013, compared to 55.7% in 2012, driven in part by the increase in net premiums earned, noted above, and in part by a relatively smaller increase in our Lloyd’s segment underwriting expenses as underwriting expenses for our Lloyd’s segment are increasing at a slower rate. Our Lloyd’s segment experienced current accident year net claims and claim expenses of

$103.9 million during 2013, compared to $96.4 million in 2012, which includes $2.1 million and $1.0 million related to the European Floods and May 2013 U.S. Tornadoes, respectively, with the remainder primarily related to attritional loss activity.
Operational expenses increased $4.9 million to $50.5 million in 2013, compared to 2012, and principally include compensation and related operating expenses. Acquisition expenses increased $12.0 million to $34.8 million in 2013, compared to 2012, primarily due to the increase in gross premiums written in our Lloyd’s segment, as discussed above. The decrease in the underwriting expense ratio to 48.5% in 2013, from 55.7% in 2012, was primarily driven by the increase in net premiums earned which increased at a higher rate than the increase in underwriting expenses.
Our Lloyd’s segment incurred an underwriting loss of $25.8 million and a combined ratio of 121.0% in 2012, compared to $47.6 million and a combined ratio of 162.4% in 2011. Current accident year net claims and claim expenses increased $23.7 million, while favorable development of prior accident years net claims and claim expenses increased $16.7 million, during 2012, compared to 2011, resulting in net claims and claims expenses increasing to $80.2 million in 2012, compared to $73.3 million in 2011. Included in current accident year net claims and claim expenses during 2012 is $18.5 million related to Storm Sandy, $4.5 million due to the U.S. drought impacting the 2012 crop season and estimated ultimate losses of $2.5 million associated with potential exposure to LIBOR related claims attributable to the current accident year, with the remainder due to reported attritional losses and the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses. Operational expenses increased $8.9 million, to $45.7 million in 2012, compared to 2011, principally driven by an increase in compensation and related operating expenses as a result of growth in headcount as Syndicate 1458 continues to expand its operations. The decrease in the underwriting expense ratio to 55.7% in 2012, from 66.5% in 2011, was primarily driven by the increase in net premiums earned.
The favorable development of prior accident years claims and claim expenses within our Lloyd’s segment of $8.3 million during 2013 was principally driven by $4.7 million related to reported claims coming in lower than expected on prior accident years events as a result of the application of our formulaic actuarial reserving methodology and $3.8 million pertaining to a decrease in the estimated ultimate net claims and claim expenses related to Storm Sandy, partially offset by adverse development of $0.3 million related to assumption changes.
The favorable development of $16.2 million within our Lloyd’s segment in 2012 included $5.5 million related to the 2011 Thailand Floods, $2.5 million related to Hurricane Irene and $1.3 million related to actuarial assumption changes, with the remainder primarily due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
Other Underwriting Loss

Year ended December 31,	2013	2012	2011
(in thousands)
Underwriting loss	$(498)	$(3,706)	$(4,686)

Included in our Other category are primarily the underwriting results related to the remnants of our Bermuda-based insurance operations not sold pursuant to the stock purchase agreement with QBE. Included in our Other category was an underwriting loss of $0.5 million in 2013, primarily due to $0.5 million of net adverse development on prior accident years net claims and claim expenses.
Included in our Other category was an underwriting loss of $3.7 million in 2012, primarily due to us entering into a loss portfolio transfer in respect of our contractor’s liability book of business within RenaissanceRe Specialty Risks, whereby we transfered net liabilities of $29.1 million, resulting in a loss of $7.4 million which was recorded as prior accident years net claims and claims expenses, partially offset by favorable development related to the application of our formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves.
Net Investment Income

Year ended December 31,	2013	2012	2011
(in thousands)
Fixed maturity investments	$95,907	$103,330	$116,570
Short term investments	1,698	1,007	1,666
Equity investments trading	2,295	1,086	471
Other investments
Hedge funds and private equity investments	45,810	36,635	27,541
Other	73,692	35,196	10,585
Cash and cash equivalents	191	277	195
	219,593	177,531	157,028
Investment expenses	(11,565)	(11,806)	(10,157)
Net investment income	$208,028	$165,725	$146,871

Net investment income was $208.0 million in 2013, compared to $165.7 million in 2012. The $42.3 million increase in net investment income was primarily driven by a $47.7 million increase related to our portfolio of other investments principally driven by an increase in the fair value of our investment in the common shares of Essent included in the other category of our portfolio of other investments prior to October 31, 2013 (see below for additional details with respect to Essent), and higher returns in our private equity investments as a result of improved equity market prices.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, though recent interest rate increases have generated net realized and unrealized losses on investments while increasing our portfolio yield. We expect these developments, combined with the current composition of our investment portfolio and other factors, to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $75.8 million in 2013, compared to $38.2 million of net unrealized gains in 2012.
At September 30, 2013, we had an investment of $48.0 million in the common shares of Essent, a then private company, which we recorded in other investments on our consolidated balance sheet with fair value adjustments recorded in net investment income on our consolidated statements of operations. On October 31, 2013, Essent’s common shares began publicly trading on the NYSE and at that time, we reclassified our investment in Essent as equity investments trading on our consolidated balance sheet and subsequently recognized any realized and unrealized gains or losses related to our investment in Essent following the initial public offering price in net realized and unrealized gains on investments in our consolidated statements of operations in the period in which they occur.  During the period from January 1, 2013 through October 30, 2013, we recorded $56.9 million of net investment income related to the estimated increase in the fair value of our investment in Essent. From October 31, 2013 through December 31, 2013, we recorded $35.5 million of unrealized gains in net realized and unrealized gains on investments in our consolidated statements of operations in respect of our investment in Essent. At December 31, 2013, the fair value of our investment in Essent was $121.1 million. We have agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares of Essent we hold prior to April 28, 2014.
Net investment income was $165.7 million in 2012, compared to $146.9 million in 2011. The $18.9 million increase in net investment income in 2012 was driven by a $29.3 million increase in the returns from our allocation to senior secured bank loan funds and insurance-linked securities included in other in the table above and a $9.1 million increase in the returns from our portfolio of hedge funds and private equity investments, with the increase primarily from our private equity investments due to higher fund valuations. These increases were offset by a $13.2 million decrease from our fixed maturity investments portfolio as a result of lower total returns. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income which included net unrealized gains of $38.2 million in 2012, compared to $12.7 million of net unrealized gains in 2011.

Commencing in the first quarter of 2011, we established an internal portfolio of certain publicly traded equities which are reflected in our consolidated balance sheet as equity investments trading. During the first quarter of 2013, we sold substantially all of the securities then held in our portfolio of internally managed public equity investments trading.
Subsequently in the second quarter of 2013, we established a public equity securities mandate with a third party investment manager, which currently comprises a majority of our investments included in equity investments trading. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable future.
Our equity investments trading are carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains on investments, in our consolidated statements of operations and generated $2.3 million of net investment income in 2013, compared to $1.1 million in 2012 and $0.5 million million in 2011.
Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Year ended December 31,	2013	2012	2011
(in thousands)
Gross realized gains	$72,492	$97,787	$79,358
Gross realized losses	(50,206)	(16,705)	(30,659)
Net realized gains on fixed maturity investments	22,286	81,082	48,699
Net unrealized (losses) gains on fixed maturity investments trading	(87,827)	75,279	19,404
Net realized and unrealized gains (losses) on investments-related derivatives	31,058	(866)	(26,712)
Net realized gains on equity investments trading	26,650	—	—
Net unrealized gains on equity investments trading	42,909	7,626	2,565
Net realized and unrealized gains on investments	$35,076	$163,121	$43,956
Total other-than-temporary impairments	—	(395)	(630)
Portion recognized in other comprehensive income, before taxes	—	52	78
Net other-than-temporary impairments	$—	$(343)	$(552)

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
Net realized and unrealized gains on investments were $35.1 million in 2013, compared to gains of $163.1 million in 2012, a decrease of $128.0 million. The net unrealized losses on our fixed maturity investments trading of $87.8 million during 2013, deteriorated $163.1 million, compared to unrealized gains of $75.3 million in 2012, primarily due to a rising interest rate environment during 2013, compared to 2012 where significant contraction in credit spreads yielded positive returns from our fixed maturity investment portfolio. In addition, realized gains on equity investments trading of $26.7 million was principally the result of the sale of substantially all of our portfolio of internally managed public equity investments trading during the first quarter of 2013. Unrealized gains on equity investments trading of $42.9 million in 2013, increased $35.3 million, compared to $7.6 million in 2012, principally due to unrealized gains of $35.5 million recorded in the fourth quarter of 2013 related to our investment in Essent (as discussed above in “Net Investment Income”), combined with improved pricing in equity markets for 2013.
Previously, we classified the net realized and unrealized gains (losses) from investments-related derivatives such as interest rate futures and credit derivatives in net investment income on our consolidated statement of operations. However, in order to align the net realized and unrealized (losses) gains of the majority of our fixed maturity investments portfolio with the net realized and unrealized gains (losses) of the investments-related derivatives, we reclassified the investments-related derivatives from net investment income to net realized and unrealized (losses) gains. As a result of this reclassification, included in net realized and unrealized gains on investments in 2013 is $31.1 million of net realized and unrealized gains on investments-related derivatives, compared to 2012 which included $0.9 million of net realized and unrealized losses on investments-related derivatives. The $31.9 million improvement is primarily driven by the rising interest rate environment during 2013, compared to 2012 which experienced significant contraction in credit spreads.
Net realized and unrealized gains on investments were $163.1 million in 2012, compared to $44.0 million in 2011, an improvement of $119.2 million. In addition to increased turnover in our fixed maturity investments portfolio generating $81.1 million of net realized gains in 2012, unrealized gains on our fixed maturity investments trading of $75.3 million during 2012 increased $55.9 million, compared to $19.4 million of unrealized gains in 2011, primarily due to the net appreciation of our fixed maturity investment portfolio as a result of tightening credit spreads during 2012. Included in net realized and unrealized gains on investments in 2012 is $7.6 million of net unrealized gains on equity investments trading due to increases in the share prices of our equity positions.
Equity in Earnings (Losses) of Other Ventures

Year ended December 31,	2013	2012	2011
(in thousands)
Top Layer Re	$13,836	$20,792	$(37,471)
Tower Hill Companies	10,270	4,965	2,923
Other	(912)	(2,519)	(1,985)
Total equity in earnings (losses) of other ventures	$23,194	$23,238	$(36,533)

Equity in earnings (losses) of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Top Layer Re and the Tower Hill Companies, with the equity in earnings from these entities, except Top Layer Re, recorded one quarter in arrears.
Our equity in earnings of other ventures of $23.2 million in 2013 was relatively flat when compared to 2012.
Equity in earnings of other ventures was $23.2 million in 2012, compared to losses of $36.5 million in 2011. The $59.8 million improvement in equity in earnings of other ventures was primarily due to our equity in earnings of Top Layer Re of $20.8 million during 2012, as a result of the absence of net claims and claim expenses in Top Layer Re 2012, compared to 2011, which was negatively impacted by net claims and claim expenses related to the 2011 New Zealand and Tohoku Earthquakes and resulted in a loss to us of $37.5 million.
The carrying value of these investments on our consolidated balance sheet, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other (Loss) Income

Year ended December 31,	2013	2012	2011
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(2,517)	$(4,648)	$37,414
Gain on NBIC	—	—	4,836
Mark-to-market on Platinum warrant	—	—	2,975
Other	158	2,528	(880)
Total other (loss) income	$(2,359)	$(2,120)	$44,345

In 2013, we incurred an other loss of $2.4 million, compared to an other loss of $2.1 million in 2012. The $0.2 million deterioration in other loss is the result of a reduction in other income from miscellaneous other items, partially offset by a loss on the fair value of assumed and ceded reinsurance contracts accounted for as deposits.
In 2012 we incurred an other loss of $2.1 million, compared to other income of $44.3 million in 2011. The $46.5 million deterioration in other income is primarily due to:

•
a $42.1 million decrease in other income generated by our assumed and ceded reinsurance contracts accounted for at fair value, principally as a result of $45.0 million of net recoverables from the Tohoku Earthquake during 2011 not reoccurring in 2012; and

•	the absence in 2012 of a mark-to-market adjustment on the Platinum warrant due to its sale during the first quarter of 2011 and the sale of NBIC Holdings, Inc. (“NBIC”) in the third quarter of 2011.
Corporate Expenses

Year ended December 31,	2013	2012	2011
(in thousands)
Total corporate expenses	$33,622	$16,456	$18,156

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $33.6 million in 2013, compared to $16.5 million in 2012, with the increase primarily driven by the senior management transition changes announced during the second quarter of 2013 which totaled $16.8 million. Corporate expenses were $16.5 million in 2012, compared to $18.2 million in 2011, with the decrease driven by the absence of certain goodwill and intangible asset impairments of $5.2 million which were incurred in 2011, and partially offset by a corporate insurance recovery of $1.7 million, recorded in 2011, which did not reoccur in 2012.
Interest Expense and Preferred Share Dividends

Year ended December 31,	2013	2012	2011
(in thousands)
Interest expense
$250 million 5.75% Senior Notes	$14,375	$14,375	$14,375
$100 million 5.875% Senior Notes	—	5,875	5,875
DaVinciRe revolving credit facility	—	—	474
Other	3,554	2,847	2,644
Total interest expense	17,929	23,097	23,368
Preferred share dividends
$125 million 6.08% Series C Preference Shares (1)	11,317	15,200	15,200
$150 million 6.60% Series D Preference Shares (1)	4,845	19,695	19,800
$275 million 5.375% Series E Preference Shares (1)	8,786	—	—
Total preferred share dividends	24,948	34,895	35,000
Total interest expense and preferred share dividends	$42,877	$57,992	$58,368

(1)
During May 2013, we raised $275.0 million through the issuance of 11 million Series E Preference Shares, and subsequently redeemed the remaining 6 million Series D Preference Shares for $150.0 million and 5 million Series C Preference Shares for $125.0 million, or a total of $275.0 million. See “Capital Resources” for additional information.

Interest expense was $17.9 million in 2013, compared to $23.1 million in 2012, with the decrease driven by the repayment of our 5.875% Senior Notes upon their scheduled maturity of February 15, 2013 using available cash and investments. In addition, our preferred share dividends in 2013 were $24.9 million, compared to $34.9 million in 2012, with the $9.9 million decrease driven by the redemption of our remaining 6 million Series D Preference Shares and 5 million Series C Preference Shares upon the issuance of our Series E Preference Shares in May 2013. With the redemption of our remaining outstanding Series D

Preference Shares and 5.0 million Series C Preference Shares as noted in the table above, and in the absence of issuing new preference shares, we expect our future preference share dividends to decrease in 2014 as a result of the lower coupon rate on the Series E Preference Shares, relative to the Series C and Series D Preference Shares.
Interest expense was relatively flat at $23.1 million in 2012, compared to $23.4 million in 2011. In addition, our preferred share dividends were also relatively flat at $34.9 million in 2012, compared to $35.0 million in 2011.
Income Tax Expense

Year ended December 31,	2013	2012	2011
(in thousands)
Income tax expense	$(1,692)	$(1,413)	$(10,385)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal. During 2013, we incurred an income tax expense of $1.7 million, compared to income tax expense of $1.4 million and $10.4 million, in 2012 and 2011, respectively. Income tax expense in 2011 was principally the result of establishing a full valuation allowance against our deferred tax asset related to our U.S. tax-paying subsidiaries as described below.
Losses incurred within our U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss for the three year period ended December 31, 2011. We reassess our valuation allowance on a quarterly basis and commencing with our reassessment effective December 31, 2011, we determined that it was more likely than not that we would not be able to recover our U.S. net deferred tax asset and increased our valuation allowance in the fourth quarter of 2011 to reduce our net deferred tax asset to $Nil. At December 31, 2013, our U.S. tax-paying subsidiaries had a net deferred tax asset of $43.9 million, for which a full valuation allowance has been provided. The remaining valuation allowance as of December 31, 2013 relates exclusively to our operations in Ireland, the U.K. and Singapore. Our Ireland, U.K. and Singapore operations have produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover our net deferred tax assets from these jurisdictions. Our valuation allowance totaled $56.1 million and $35.1 million at December 31, 2013 and 2012, respectively.
Our effective income tax rate, which we calculate as income tax expense divided by income before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax income can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions.  In addition, a significant portion of our gross and net premiums are currently written and earned in Bermuda, which does not have a corporate income tax, including the majority of our catastrophe business, which can result in significant volatility to our pre-tax income (loss) in any given period. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand. In addition, it is possible that we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.
The preponderance of our revenue and pre-tax income is generated by our domestic operations (i.e. Bermuda) in the form of underwriting income and net investment income, when compared to our foreign operations. The geographic distribution of pre-tax income can vary significantly between periods due to, but not limited, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income and net realized and unrealized gains (losses) on investments; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions.  Pre-tax income for our domestic operations (i.e. Bermuda) was higher compared to our foreign operations for the years ended December 31, 2013, 2012 and 2011 primarily as a result of the more volatile catastrophe business underwritten in our Bermuda operations during these periods being relatively free of catastrophe losses and thus generating higher levels of net underwriting income than our foreign operations, which underwrite primarily less volatile business and as a result produce lower levels of net underwriting income in benign loss years. During the year ended December 31, 2011, our domestic operations incurred a loss from continuing operations primarily as a result of significant catastrophe losses experienced during the period resulting in underwriting losses.
Net (Income) Loss Attributable to Noncontrolling Interests

Year ended December 31,	2013	2012	2011
(in thousands)
Net (income) loss attributable to noncontrolling interests	$(151,144)	$(148,040)	$33,157

Our net income attributable to the noncontrolling interests was $151.1 million in 2013, compared to $148.0 million in 2012. The $3.1 million change was primarily due to our noncontrolling economic ownership percentage in DaVinciRe decreasing to 27.3% at December 31, 2013, compared to 30.8% at December 31, 2012, resulting in an increase in the portion of DaVinciRe’s net income attributable to noncontrolling interests.
We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
Our net income attributable to the noncontrolling interests was $148.0 million in 2012, compared to a net loss attributable to noncontrolling interests of $33.2 million in 2011. The $181.2 million change is primarily due to increased profits at DaVinciRe as a result of significantly lower insured losses in respect of large events and improved investment results, partially offset by a decrease in our noncontrolling economic ownership percentage in DaVinciRe from 42.8% at December 31, 2011 to 30.8% at December 31, 2012.
Income (Loss) from Discontinued Operations

Year ended December 31,	2013	2012	2011
(in thousands)
REAL	$2,422	$(18,763)	$(35,669)
U.S.-based insurance operations	—	2,287	(15,890)
Income (loss) from discontinued operations	$2,422	$(16,476)	$(51,559)

Income (loss) from discontinued operations includes the financial results of REAL and substantially all of our U.S.-based insurance operations sold to QBE. Income from discontinued operations was $2.4 million in 2013, compared to a loss from discontinued operations of $16.5 million in 2012. Included in income from discontinued operations in 2013 is trading-related income of $10.5 million related to REAL, partially offset by an $8.8 million loss on sale of REAL. In comparison, the loss from discontinued operations of $16.5 million in 2012 was primarily due to REAL experiencing trading losses driven by unusually warm weather experienced in parts of the United Kingdom and the United States, principally during the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At December 31, 2013, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.2 billion (December 31, 2012 - $3.1 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $562.1 million (December 31, 2012 - $554.8 million). During 2013, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received, of $506.9 million, $97.2 million and $Nil, respectively (2012 - $282.0 million, $133.3 million and $Nil, respectively).
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a risk-based capital model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the Minimum Solvency Margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2013 BSCR for Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. must be filed with the BMA on or before April 30, 2014; at this time, we believe each company will exceed its respective target level of required capital.
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the PRA and FCA, under the FSMA. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At December 31, 2013, the FAL requirement set by Lloyd’s for Syndicate 1458 is £241.7 million based on its business plan, approved in November 2013 (2012 - £183.2 million based on its business plan, approved November 2012) and using a foreign exchange conversion rate of 1 British Pound = 1.52 U.S. Dollars. Actual FAL posted for Syndicate 1458 at December 31, 2013 by RenaissanceRe CCL is $281.0 million and £60.0 million supported 100% by letters of credit (2012 - $222.0 million and £45.5 million).

The activities of the Singapore Branches are regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act and by the ACRA as foreign companies pursuant to Singapore’s Companies Act. Renaissance Services of Asia Pte. Ltd. is registered with the ACRA and subject to Singapore’s Companies Act.
For additional information with respect to our statutory requirements, refer to “Note 18. Statutory Requirements in our Notes to Consolidated Financial Statements.”
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
Liquidity and Cash Flows
Holding Company Liquidity
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and to a degree, cash and securities in amounts which fluctuate over time. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., Ireland, and the U.K. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” for further discussion and details regarding dividend capacity of our major operating subsidiaries.
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to holders of its common shareholders as well as common share repurchases from time to time; (2) preference share related transactions including dividend payments to its preference shareholders as well as preference share redemptions from time to time; (3) interest and principal payments on debt; (4) capital investments in its subsidiaries; and (5) certain corporate and operating expenses.
We attempt to structure our organization such that it facilitates efficient capital movements between RenaissanceRe and its operating subsidiaries and to ensure that adequate liquidity is available when required, giving consideration to applicable laws and regulations, and the domiciliary location of sources of liquidity and related obligations.
Sources of Liquidity
Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends to RenaissanceRe. Cash receipts from operations are generally derived from the receipt of investment income on our investment portfolio as well as the net receipt of premiums less net claims and claims expenses and underwriting expenses related to our underwriting activities. The premiums received by our operating subsidiaries are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first year of inception of a policy when the premium is written, but can be longer on certain reinsurance business assumed. Operating expenses are generally paid within a year of being incurred. Claims and claims expenses may take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for claims and claim expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net claims incurred in that year, as reported in the consolidated statement of operations.
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
We are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and we maintain a “shelf” Registration Statement on Form S-3 (the “Shelf Registration Statement”) under the Securities Act and are eligible to file additional automatically effective Registration Statements of Form S-3 in the future for the potential offering and sale of an unlimited amount of debt and equity securities. The Shelf Registration Statement allows for various types of securities to be offered, including, but not limited to the following: common shares, preference shares and debt securities.
In addition we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” for details of these facilities.
Cash Flows

Year ended December 31,	2013	2012	2011
(in thousands)
Net cash provided by operating activities	$795,721	$716,929	$165,933
Net cash (used in) provided by investing activities	(315,515)	(71,677)	315,031
Net cash used in financing activities	(398,955)	(538,570)	(542,236)
Effect of exchange rate changes on foreign currency cash	1,423	1,692	518
Net increase (decrease) in cash and cash equivalents	82,674	108,374	(60,754)
Net decrease in cash and cash equivalents of discontinued operations	21,213	13,946	16,441
Cash and cash equivalents, beginning of period	304,145	181,825	226,138
Cash and cash equivalents, end of period	$408,032	$304,145	$181,825

During 2013, our cash and cash equivalents increased $82.7 million, to $408.0 million at December 31, 2013, compared to $304.1 million at December 31, 2012, after excluding a decrease of $21.2 million in cash and cash equivalents related to discontinued operations held for sale. The following discussion of our cash flows includes the results of operations and financial position of our discontinued operations held for sale at December 31, 2013, related to the sale of REAL.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2013 were $795.7 million, compared to $716.9 million during 2012. Cash flows provided by operating activities during 2013 were primarily the result of certain adjustments to reconcile our net income of $841.8 million to net cash provided by operating activities, including: a reduction in reinsurance recoverable of $91.5 million primarily due to the collection of those balances, an increase in unearned premiums of $78.4 million due to the timing of our gross premiums written; and a decrease in premiums receivable of $17.3 million due to the receipt of those balances; partially offset by a decrease in our reserve for claims and claim expenses of $315.6 million driven by the payment of claims and by favorable development on prior accident years net claims and claims expenses during 2013; and an increase in deferred acquisition costs of $29.1 million due to the relative increase in gross premiums written during 2013 with a higher acquisition expense ratio. As discussed under “Summary of Results of Operations”, we generated relatively higher underwriting income and lower investment results in 2013 compared to 2012, which contributed to the net increase in cash flows provided by operating activities. A portion of the cash provided by operating activities was used in our financing activities, as noted below.

Cash flows used in investing activities. During 2013, our cash flows used in investing activities were $315.5 million, principally reflecting our net purchases of short term investments of $247.0 million, net purchases and maturities of fixed maturity investments of $169.9 million and net purchases of $33.1 million pursuant to a public equity securities mandate with a third party investment manager. These purchases were partially offset by net sales of other investments of $76.2 million which principally related to the redemption of certain senior secured bank loan funds, with the proceeds being allocated to the purchase of bank loan portfolios included in our portfolio of fixed maturity investments and short term investments, as noted above.
Cash flows used in financing activities. Our cash flows used in financing activities in 2013 were $399.0 million, and were principally the result of the redemption of our remaining 6 million Series D Preference Shares for $150.0 million and 5 million Series C Preference Shares for $125.0 million, or a total of $275.0 million, the settlement of $207.4 million of common share repurchases, the repayment of $100.0 million of our 5.875% Senior Notes upon their scheduled maturity of February 15, 2013 and the payment of $49.3 million and $24.9 million in dividends to our common and preferred shareholders, respectively. Offsetting these outflows was an inflow of $265.9 million through the issuance of 11 million Series E Preference Shares, net of related offering expenses.
During 2012, our cash and cash equivalents increased $108.4 million, to $325.4 million at December 31, 2012, compared to $217.0 million at December 31, 2011, which excludes a decrease of $13.9 million in cash and cash equivalents related to discontinued operations held for sale.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2012 were $716.9 million, compared to $165.9 million in 2011. Cash flows provided by operating activities during 2012 were primarily the result of certain adjustments to reconcile our net income of $748.9 million to net cash provided by operating activities, including: a reduction in reinsurance recoverable of $211.5 million primarily due to the collection of those balances, an increase in unearned premiums of $51.9 million due to the timing of, and growth in, our gross premiums written, and a $33.5 million increase in reinsurance balances payable due to the timing of, and increase in, our premiums ceded, and partially offset by an adjustment for net realized and unrealized gains on investments of $164.0 million due to improved total returns in our portfolios of fixed maturity and other investments, a decrease in our reserve for claims and claim expenses of $113.0 million driven by the payment of claims and by favorable development on prior accident years net claims and claims expenses during 2012, an increase in premiums receivable of $19.5 million due to increased gross premiums written and an increase in our prepaid reinsurance premiums of $18.6 million due to the timing of, and increase in, our premiums ceded. As discussed under “Summary of Results of Operations”, we generated higher underwriting income and higher investment results in 2012 compared to 2011, which contributed to the increase in cash flows provided by operating activities.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At December 31, 2013	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

At December 31, 2012
(in thousands)
Catastrophe Reinsurance	$706,264	$222,208	$255,786	$1,184,258
Specialty Reinsurance	111,234	80,971	286,108	478,313
Lloyd’s	29,260	10,548	109,662	149,470
Other	17,016	8,522	41,798	67,336
Total	$863,774	$322,249	$693,354	$1,879,377

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During 2013, changes to prior year estimated claims reserves increased our net income by $144.0 million (2012 - $158.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
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
Our estimates of losses from large events are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for certain of these large events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of our current reserves arising from the Chilean, 2010 New Zealand, 2011 New Zealand and Tohoku Earthquakes); and in the case of Storm Sandy and the Thailand Floods, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku Earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures may also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.
Our reserving techniques, assumptions and processes differ between our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, and our current estimates versus our initial estimates of our claims reserves, for each of these units.
Capital Resources
Our total capital resources are as follows:

At December 31,	2013	2012	Change
(in thousands)
Common shareholders’ equity	$3,504,384	$3,103,065	$401,319
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,904,384	3,503,065	401,319
5.875% Senior Notes	—	100,000	(100,000)
5.750% Senior Notes	249,430	249,339	91
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	250,000	150,000	100,000
Total capital resources	$4,403,814	$4,002,404	$401,410

During 2013, our capital resources increased by $401.4 million, principally due to an increase in shareholders’ equity as a result of our comprehensive income attributable to RenaissanceRe of $681.1 million and, as discussed below, an increase of $100.0 million in the aggregate commitment under RenaissanceRe’s revolving credit facility, partially offset by RenaissanceRe repaying the full $100.0 million of its outstanding 5.875% Senior Notes upon their scheduled maturity of February 15, 2013 using available cash and investments, $9.1 million of offering expenses related to the issuance of the Series E Preference Shares, as discussed below, $49.3 million of dividends on our common shares and $207.9 million of common share repurchases as discussed in more detail in “Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities, Issuer Repurchases of Equity Securities.”
As discussed below, during May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares, and subsequently redeemed the remaining 6 million Series D Preference Shares for $150.0 million and 5 million Series C Preference Shares for $125.0 million, or a total of $275.0 million.
Preference Shares
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; in December 2006, RenaissanceRe raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; and in May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares at $25 per share. On December 27, 2012, RenaissanceRe redeemed 6 million Series D Preference Shares for $150.0 million plus accrued and unpaid dividends thereon. Following the redemption, 6 million Series D Preference Shares remained outstanding. The proceeds of the issuance of the Series E Preference Shares were used to redeem the remaining 6 million outstanding Series D Preference Shares and 5 million of the outstanding Series C Preference Shares, as discussed below.
The Series E Preference Shares and the remaining Series C Preference Shares may be redeemed at $25 per share plus certain dividends at RenaissanceRe’s option on or after June 1, 2018 and March 23, 2009, respectively. Dividends on the Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% per annum, when, if, and as declared by the Board of Directors. Dividends on the Series E Preference Shares will be payable from the date of original issuance on a non-cumulative basis, only when, as and if declared by the Board of Directors, quarterly in arrears at 5.375% per annum. Unless certain dividend payments are made on the preference shares, RenaissanceRe will be restricted from paying any dividends on its common shares. The preference shares have no stated maturity and are not convertible into any other securities of RenaissanceRe. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of RenaissanceRe.
In May 2013, RenaissanceRe announced a mandatory redemption of the remaining 6 million of its outstanding Series D Preference Shares and on June 27, 2013 RenaissanceRe redeemed the remaining 6 million Series D Preference Shares called for redemption for $150.0 million plus accrued and unpaid dividends thereon. Following the redemption, no Series D Preference Shares remain outstanding. In addition, in May 2013, RenaissanceRe announced a mandatory partial redemption of 5 million of its outstanding Series C Preference Shares. The partial redemption was allocated by random lottery in accordance with the Depository Trust Company’s rules and procedures and on June 27, 2013 RenaissanceRe redeemed the 5 million Series C Preference Shares called for redemption for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, 5 million Series C Preference Shares remain outstanding.
5.875% Senior Notes
In January 2003, RenaissanceRe issued $100.0 million, which represented the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. RenaissanceRe repaid the notes in full upon their scheduled maturity on February 15, 2013 using available cash and investments. Currently, the Company does not plan to replace the notes with additional indebtedness.

5.75% Senior Notes
On March 17, 2010, RRNAH issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity, subject to the payment of a “make-whole” premium. The Notes were issued pursuant to an Indenture, dated as of March 17, 2010, by and among RenaissanceRe, RRNAH, and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of March 17, 2010.
RenaissanceRe Revolving Credit Facility
RenaissanceRe is a party to a Credit Agreement, dated as of May 17, 2012 (the “Credit Agreement”), with various banks and financial institutions parties thereto (collectively, the “Lenders”), Wells Fargo Bank, National Association (“Wells Fargo”), as fronting bank, letter of credit administrator and administrative agent (the “Administrative Agent”) for the Lenders, and certain other agents. The Credit Agreement previously provided for commitments from the Lenders in an aggregate amount of $150.0 million, including the issuance of letters of credit for the respective accounts of RenaissanceRe and certain of RenaissanceRe’s subsidiaries. Effective as of May 23, 2013, RenaissanceRe entered into a First Amendment and Joinder to Credit Agreement (the “Amendment”) with the Administrative Agent and the Lenders. Among other items, the Amendment (i) increased the aggregate commitment of the Lenders to $250.0 million, (ii) added an additional bank as a Lender, and (iii) eliminated the commitment of the Lenders to issue letters of credit. After giving effect to the Amendment, RenaissanceRe has the right, subject to certain conditions, to increase the size of the facility up to $350.0 million.
Amounts borrowed under the Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Credit Agreement) plus a margin, all as more fully set forth in the Credit Agreement.
The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit RenaissanceRe and its subsidiaries’ ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that for the year ending December 31, 2014, the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed approximately $2.3 billion and $1.1 billion, respectively (the “Net Worth Requirements”). The Net Worth Requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement. The commitments under the Credit Agreement expire on May 17, 2015.
In the event of the occurrence and continuation of certain events of default, the administrative agent shall, at the request of the Required Lenders (as defined in the Credit Agreement), or may, with the consent of the Required Lenders, among other things, take any or all of the following actions: terminate the Lenders’ obligations to make loans and accelerate the outstanding obligations of RenaissanceRe under the Credit Agreement.
Syndicated Letter of Credit Facility
Effective May 17, 2012, RenaissanceRe and certain of its affiliates, Renaissance Reinsurance, ROE, RenaissanceRe Specialty Risks and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Fourth Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Banks”), Wells Fargo, as issuing bank, administrative agent and collateral agent for the Banks, and certain other agents (the “Reimbursement Agreement”). The Reimbursement Agreement amended and restated in its entirety the Third Amended and Restated Reimbursement Agreement, dated as of April 22, 2010, which was terminated concurrently with the effectiveness of the Reimbursement Agreement. The commitments under the Reimbursement Agreement expire on May 17, 2015.
Effective March 28, 2013, RenaissanceRe reduced the commitments under the facility from $450.0 million to $250.0 million. The reductions were implemented in connection with a reassessment of the future collateral needs of RenaissanceRe, taking into account, among other things, its access to alternative sources of credit enhancement. Prior to the expiration date of May 17, 2015, the commitments under the facility may be increased from time to time up to an amount not to exceed $600.0 million in the aggregate, subject to RenaissanceRe satisfying certain conditions. The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe, the Account Parties and their respective subsidiaries that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate and sell a substantial amount of assets. The Reimbursement Agreement contains certain financial covenants requiring RenaissanceRe and DaVinci to maintain, for the year ending December 31, 2014, a minimum net worth of approximately $2.0 billion and $781.2 million, respectively, which requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.
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
At December 31, 2013, we had $162.3 million of letters of credit with effective dates on or before December 31, 2013 outstanding under the Reimbursement Agreement.
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective October 1, 2013, each of ROE and RenaissanceRe Specialty U.S. became parties to the existing Bilateral Facility provided pursuant to the facility letter, dated September 17, 2010 and amended July 14, 2011 (as so amended, the “Facility Letter”), among Citibank Europe plc (“CEP”) and the existing participants: Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (collectively, the “Bilateral Facility Participants”). The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants (inclusive of ROE and RenaissanceRe Specialty U.S.) and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million, subject to a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. The Bilateral Facility was to expire on December 31, 2013; however effective October 1, 2013, the Bilateral Facility was extended to December 31, 2014. The Bilateral Facility is evidenced by the Facility Letter and five separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At December 31, 2013, $258.3 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Under the Bilateral Facility, each of the Bilateral Facility Participants is severally obligated to pledge to CEP at all times during the term of the Bilateral Facility certain securities with a collateral value (as determined as therein provided) that equals or exceeds 100% of the aggregate amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies with respect to such Bilateral Facility Participant, including terminating its commitment to such Bilateral Facility Participant under the Bilateral Facility and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each of Bilateral Facility Participant makes, as to itself, representations and warranties that are customary for facilities of this type and severally agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
Funds at Lloyd’s Letter of Credit Facility
On April 26, 2010, Renaissance Reinsurance and CEP entered into an Amended and Restated Pledge Agreement (the “Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, which provides for the issuance and renewal of letters of credit used to support business written by Syndicate 1458. At December 31, 2013, two letters of credit issued by CEP under the Master Reimbursement Agreement were outstanding, in the amount of $281.0 million and £60.0 million, respectively. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Master Reimbursement

Agreement certain securities with a collateral value equal to 100% of the aggregate amount of the then-outstanding letters of credit issued under the Master Reimbursement Agreement.
Letters of Credit
At December 31, 2013, we had total letters of credit outstanding under all facilities of $584.4 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
DaVinciRe Loan Agreement
On March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40:1 and a net worth of no less than $500.0 million. On December 21, 2012, DaVinciRe repaid $100.0 million of principal under the Loan Agreement and at December 31, 2013, $100.0 million remained outstanding under the Loan Agreement. No additional amounts may be borrowed by DaVinciRe under the Loan Agreement.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of December 31, 2013, Renaissance Reinsurance and DaVinci are approved in 51 and 50 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at December 31, 2013 with respect to the MBRTs totaled $505.1 million and $173.9 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $441.7 million and $135.2 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an
“eligible reinsurer” in the state of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RTCs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2013 with respect to the RCTs totaled $21.1 million and $18.6 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $16.3 million and $10.2 million, respectively.

Renaissance Trading Guarantees
At December 31, 2013, RenaissanceRe had provided guarantees in the aggregate amount of $50.8 million to certain counterparties of the weather and energy risk operations of Renaissance Trading, subsequently renamed as Munich Re Trading LLC, one of the entities acquired by Munich in the REAL transaction. Although the guarantees issued by RenaissanceRe to certain counterparties of Renaissance Trading remained in effect at December 31, 2013, in conjunction with the purchase agreement of REAL, Munich has agreed, effective October 1, 2013, to indemnify RenaissanceRe against any liabilities, losses and damages that may arise as a result of any transaction between Renaissance Trading and a counterparty that has been provided a guarantee by RenaissanceRe.
Redeemable Noncontrolling Interest – DaVinciRe
DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding us, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinciRe repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of such date. Payment will be made by April 1 of the following year, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years.
During January 2013, DaVinciRe redeemed shares from certain DaVinciRe shareholders, including the Company, while certain other existing DaVinciRe shareholders purchased additional shares in DaVinciRe. The net redemption as a result of these transactions was $150.0 million. In connection with the redemptions, DaVinciRe retained a $20.5 million holdback. Our noncontrolling economic ownership in DaVinciRe was 30.8% at December 31, 2012 and subsequent to the above transactions, our noncontrolling economic ownership in DaVinciRe increased to 32.9% effective January 1, 2013.
Effective October 1, 2013, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In addition, effective October 1, 2013, we sold a portion of our shares in DaVinciRe to the same new third party shareholder.  We sold these shares for $77.4 million.  Our noncontrolling economic ownership in DaVinciRe was 32.9% at September 30, 2013 and subsequent to the above transactions, our noncontrolling economic ownership interest in DaVinciRe decreased and was 27.3% at December 31, 2013.
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including the Company, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions is 26.5%, effective January 1, 2014. We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
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

Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the ERM rating of RenaissanceRe as of February 19, 2014.

	A.M. Best	S&P	Moody’s	Fitch

Renaissance Reinsurance (1)	A+	AA-	A1	A+
DaVinci (1)	A	AA-	A3	—
RenaissanceRe Specialty Risks (1)	A	A+	—	—
RenaissanceRe Specialty U.S. (1)	A	—	—	—
ROE (1)	A+	AA-	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	A+

RenaissanceRe (3)	—	Very Strong	—	—

(1)	The A.M. Best, S&P, Moody's and Fitch ratings for these companies reflect the insurer's financial strength rating and in addition, the S&P ratings also reflect the insurer's issuer credit rating.

(2)	The A.M. Best, S&P and Fitch ratings for the Lloyd’s Overall Market Rating represent its financial strength rating.

(3)	The S&P rating for RenaissanceRe represents rating on its Enterprise Risk Management practices.
A.M. Best.  “A+” is the second highest designation of A.M. Best’s sixteen rating levels. “A+” rated insurance companies are defined as “Superior” companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. “A” is the third highest designation assigned by A.M. Best, representing A.M. Best’s opinion that the insurer has an “Excellent” ability to meet its ongoing obligations to policyholders.
On June 12, 2013, A.M. Best affirmed its issuer credit rating (“ICR”) of “a-” (Excellent) and all debt ratings of RenaissanceRe. Concurrently, A.M. Best affirmed the financial strength rating (“FSR”) of “A+” (Superior) of each of Renaissance Reinsurance and ROE, respectively, and the FSR of “A” (Excellent) of each of DaVinci and RenaissanceRe Specialty Risks, respectively. In addition, A.M. Best assigned an FSR of “A” (Excellent) to RenaissanceRe Specialty U.S. The outlook is stable for these ratings.
On June 12, 2013, A.M. Best affirmed the FSR of “A+” (Superior) of Top Layer Re. The outlook is stable for this rating.
S&P.  The “AA” range (“AA+”, “AA”, AA-“), which has been assigned by S&P to Renaissance Reinsurance, DaVinci, ROE and Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurers have very strong financial security characteristics, differing only slightly from those rated higher. S&P assigns an issuer credit rating to an entity which is an opinion on the credit worthiness of the obligor with respect to a specific financial obligation.
On August 13, 2013, S&P upgraded the ICR and FSR on RenaissanceRe Specialty Risks to “A+” from “A”. The outlook is stable for these ratings.
On May 23, 2013, S&P affirmed its ICR of “A” on RenaissanceRe and its “A” senior debt rating on our senior unsecured notes. In addition, S&P affirmed its “AA-“ ICR and FSR on Renaissance Reinsurance and ROE and upgraded its “A+” ICR and FSR to “AA-“ on DaVinci. The outlook is stable for these ratings.
On November 1, 2010, S&P revised its outlook on Top Layer Re to stable from negative and at the same time, affirmed Top Layer Re’s ICR and FSR of “AA”.
In addition, S&P assesses companies’ ERM practices, which is an opinion on the many critical dimensions of risk management that determine overall creditworthiness. RenaissanceRe has been assigned an ERM rating of “Very Strong”, which is the highest rating assigned by S&P, and indicates that S&P believes RenaissanceRe has extremely strong capabilities to consistently identify, measure, and manage risk exposures and losses within RenaissanceRe’s predetermined tolerance guidelines.

Moody’s.  Moody’s Insurance Financial Strength Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance companies rated “A1”, such as Renaissance Reinsurance, and companies rated “A3”, such as DaVinci, offer good financial security. However, Moody’s believes that elements may be present which suggest a susceptibility to impairment sometime in the future.
On October 7, 2013, Moody’s affirmed its “A1” insurance FSR on Renaissance Reinsurance and its “A3” insurance FSR on DaVinci. The outlook is stable for these ratings.
Fitch.  Fitch’s Issuer Financial Strength (“IFS”) ratings provide an assessment of the financial strength of an insurance organization. Fitch believes that insurance companies rated “A+”, such as Renaissance Reinsurance, have “Strong” capacity to meet policyholders and contract obligations on a timely basis with a low expectation of ceased or interrupted payments.
On May 23, 2013, Fitch affirmed the IFS of Renaissance Reinsurance at “A+”. The outlook is stable for this rating.
Lloyd’s Overall Market Rating
A.M. Best, S&P and Fitch have each assigned an FSR to the Lloyd’s overall market. The financial risks to policy holders of syndicates within the Lloyd’s market are partially mutualized through the Lloyd’s Central Fund, to which all underwriting members contribute. Because of the presence of the Lloyd’s Central Fund, and the current legal and regulatory structure of the Lloyd’s market, FSRs on individual syndicates would not be particularly meaningful and in any event would not be lower than the FSR of the Lloyd’s overall market.
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

Investments
The table below shows our invested assets:

At December 31,	2013		2012
(in thousands, except percentages)
U.S. treasuries	$1,352,413	19.8%	$1,254,547	19.8%
Agencies	186,050	2.7%	315,154	5.0%
Non-U.S. government (Sovereign debt)	334,580	4.9%	133,198	2.1%
Non-U.S. government-backed corporate	237,479	3.5%	349,514	5.5%
Corporate	1,803,415	26.4%	1,615,207	25.4%
Agency mortgage-backed	341,908	5.0%	408,531	6.4%
Non-agency mortgage-backed	257,938	3.8%	248,339	3.9%
Commercial mortgage-backed	314,236	4.6%	406,166	6.4%
Asset-backed	15,258	0.2%	12,954	0.2%
Total fixed maturity investments, at fair value	4,843,277	70.9%	4,743,610	74.7%
Short term investments, at fair value	1,044,779	15.3%	821,163	12.9%
Equity investments trading, at fair value	254,776	3.7%	58,186	0.9%
Other investments, at fair value	573,264	8.5%	644,711	10.1%
Total managed investment portfolio	6,716,096	98.4%	6,267,670	98.6%
Investments in other ventures, under equity method	105,616	1.6%	87,724	1.4%
Total investments	$6,821,712	100.0%	$6,355,394	100.0%

At December 31, 2013, we held investments totaling $6.8 billion, compared to $6.4 billion at December 31, 2012, with net unrealized appreciation included in accumulated other comprehensive income of $4.1 million at December 31, 2013, compared to $13.6 million at December 31, 2012. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 6. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including hedge funds, private equity partnerships, senior secured bank loan funds, catastrophe bonds and other investments). At December 31, 2013, our portfolio of equity investments trading totaled $254.8 million, or 3.7%, of our total investments inclusive of our investment in Essent of $121.1 million (2012 - $58.2 million or 0.9%) and our portfolio of other investments totaled $573.3 million, or 8.5%, of our total investments (2012 – $644.7 million or 10.1%).

The following table summarizes the composition of our investment portfolio, including the amortized cost and fair value of our investment portfolio and the ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available, and the respective effective yield.

					Credit Rating (1)
December 31, 2013	Amortized Cost	Fair Value	% of Total Investment Portfolio	Weighted Average Effective Yield	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)
Short term investments	$1,044,779	$1,044,779	15.3%	0.1%	$1,032,327	$9,820	$2,559	$—	$—	$73
		100.0%			98.8%	0.9%	0.3%	—%	—%	—%
Fixed maturity investments
U.S. treasuries	1,358,094	1,352,413	19.8%	0.8%	—	1,352,413	—	—	—	—
Agencies
Fannie Mae & Freddie Mac	184,405	182,738	2.7%	1.3%	—	182,738	—	—	—	—
Other agencies	3,410	3,312	—%	1.6%	—	3,312	—	—	—	—
Total agencies	187,815	186,050	2.7%	1.3%	—	186,050	—	—	—	—
Non-U.S. government (Sovereign debt)	332,935	334,580	4.9%	1.3%	238,764	67,555	13,572	14,689	—	—
FDIC guaranteed corporate	—	—	—%	—%	—	—	—	—	—	—
Non-U.S. government-backed corporate	234,531	237,479	3.5%	1.1%	152,468	80,110	3,494	815	592	—
Corporate	1,783,043	1,803,415	26.4%	2.7%	39,878	265,761	772,126	338,993	361,935	24,722
Mortgage-backed
Residential mortgage-backed
Agency securities	346,740	341,908	5.0%	2.9%	—	341,908	—	—	—	—
Non-agency securities - Alt A	126,803	136,734	2.0%	4.7%	2,554	6,823	18,308	12,315	81,483	15,251
Non-agency securities - Prime	115,541	121,204	1.8%	3.7%	11,139	5,791	7,647	10,662	77,534	8,431
Total residential mortgage-backed	589,084	599,846	8.8%	3.5%	13,693	354,522	25,955	22,977	159,017	23,682
Commercial mortgage-backed	311,681	314,236	4.6%	2.1%	177,988	108,446	21,278	6,034	—	490
Total mortgage-backed	900,765	914,082	13.4%	3.0%	191,681	462,968	47,233	29,011	159,017	24,172
Asset-backed
Credit cards	4,270	4,385	0.1%	2.6%	4,385	—	—	—	—	—
Auto loans	3,008	3,109	—%	0.8%	3,109	—	—	—	—	—
Student loans	2,918	2,947	—%	1.4%	2,947	—	—	—	—	—
Other	4,606	4,817	0.1%	2.7%	4,817	—	—	—	—	—
Total asset-backed	14,802	15,258	0.2%	2.0%	15,258	—	—	—	—	—
Total securitized assets	915,567	929,340	13.6%	3.0%	206,939	462,968	47,233	29,011	159,017	24,172
Total fixed maturity investments	4,811,985	4,843,277	70.9%	2.0%	638,049	2,414,857	836,425	383,508	521,544	48,894
		100.0%			13.2%	49.8%	17.3%	7.9%	10.8%	1.0%
Equity investments trading		254,776	3.7%		—	—	—	—	—	254,776
		100.0%			—%	—%	—%	—%	—%	100.0%
Other investments
Private equity partnerships		322,391	4.7%		—	—	—	—	—	322,391
Catastrophe bonds		229,016	3.4%		—	—	—	—	229,016	—
Senior secured bank loan funds		18,048	0.3%		—	—	—	—	—	18,048
Non-U.S. fixed income funds		—	—%		—	—	—	—	—	—
Hedge funds		3,809	0.1%		—	—	—	—	—	3,809
Miscellaneous other investment		—	—%		—	—	—	—	—	—
Total other investments		573,264	8.5%		—	—	—	—	229,016	344,248
		100.0%			—%	—%	—%	—%	39.9%	60.1%
Investments in other ventures		105,616	1.6%		—	—	—	—	—	105,616
		100.0%			—%	—%	—%	—%	—%	100.0%
Total investment portfolio		$6,821,712	100.0%		$1,670,376	$2,424,677	$838,984	$383,508	$750,560	$753,607
		100.0%			24.5%	35.5%	12.3%	5.6%	11.0%	11.1%

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

Fixed Maturity Investments and Short Term Investments
At December 31, 2013, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2012 – AA) and a weighted average effective yield of 1.7% (2012 – 1.4%). At December 31, 2013, our non-investment grade and not rated fixed maturity investments totaled $570.4 million or 11.8% of our fixed maturity investments (2012 - $471.6 million or 9.9%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2013, the funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities totaled $247.1 million (2012 – $294.2 million).
At December 31, 2013, we had $1,044.8 million of short term investments (2012 – $821.2 million). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at amortized cost, which approximates fair value.
The duration of our fixed maturity investments and short term investments at December 31, 2013 was 2.1 years (2012 – 2.2 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
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

•
Within our other investments category, we have funds that invest in non-investment grade fixed income securities as well as securities denominated in foreign currencies. These investments expose us to losses from insolvencies and other credit-related issues. We are also exposed to fluctuations in foreign exchange rates that may result in realized losses to us if our exposures are not hedged or if our hedging strategies are not effective and also to widening of credit spreads.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment portfolio at the dates indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

At December 31,	2013		2012
(in thousands, except percentages)
Due in less than one year	$160,760	3.3%	$427,821	9.0%
Due after one through five years	3,118,799	64.4%	2,389,856	50.4%
Due after five through ten years	551,007	11.4%	711,844	15.0%
Due after ten years	83,371	1.7%	138,099	2.9%
Mortgage-backed	914,082	18.9%	1,063,036	22.4%
Asset-backed	15,258	0.3%	12,954	0.3%
Total fixed maturity investments, at fair value	$4,843,277	100.0%	$4,743,610	100.0%

Corporate Fixed Maturity Investments
The following table summarizes the composition of the fair value of our corporate fixed maturity investments at the date indicated by ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available.

At December 31, 2013
(in thousands)
Sector	Total	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Financials	$734,503	$34,531	$125,558	$473,381	$53,816	$28,450	$18,767
Industrial, utilities and energy	396,530	4,175	54,926	129,732	116,606	88,644	2,447
Communications and technology	250,685	373	21,582	63,643	61,087	101,300	2,700
Consumer	225,580	—	18,962	59,503	53,412	93,375	328
Health care	116,731	—	39,254	26,150	18,229	33,098	—
Basic materials	66,646	—	—	15,023	34,075	17,068	480
Other	12,740	799	5,479	4,694	1,768	—	—
Total corporate fixed maturity investments, at fair value (1)	$1,803,415	$39,878	$265,761	$772,126	$338,993	$361,935	$24,722

(1)	Excludes non-U.S. government-backed corporate fixed maturity investments, at fair value.

The following table summarizes the composition of the fair value of the fixed maturity investments and short term investments of our top ten corporate issuers at the date indicated.

At December 31, 2013
(in thousands)
Issuer	Total	Short term investments	Fixed maturity investments
Bank of America Corp.	$59,439	$—	$59,439
JP Morgan Chase & Co.	57,994	—	57,994
General Electric Company	56,352	—	56,352
Citigroup Inc.	54,292	—	54,292
Goldman Sachs Group Inc.	51,699	—	51,699
Morgan Stanley	35,360	—	35,360
HSBC Holdings PLC	34,166	—	34,166
BNP Paribas SA	28,472	—	28,472
Ford Motor Co.	27,689	—	27,689
Wells Fargo & Co.	26,272	—	26,272
Total (1)	$431,735	$—	$431,735

(1)	Excludes non-U.S. government-backed corporate fixed maturity investments, reverse repurchase agreements and commercial paper, at fair value.
Equity Investments Trading
Commencing in the first quarter of 2011, we established an internal portfolio of certain publicly traded equities which are reflected in our consolidated balance sheet as equity investments trading. During the first quarter of 2013, we sold substantially all of the securities then held in our portfolio of internally managed public equity investments trading, which was carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains on investments, in our consolidated statements of operations. Subsequently, in the second quarter of 2013, we established a public equity securities mandate with a third party investment manager which currently comprises a majority of our investments included in equity investments trading, excluding our investment in Essent. Included in the financial category of our equity investments trading at December 31, 2013 is $121.1 million related to our investment in Essent. We have agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares of Essent we hold prior to April 28, 2014. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable future.
The following table summarizes the fair value of equity investments trading:

At December 31,	2013	2012	Change
(in thousands)
Financials	$152,905	$58,186	$94,719
Consumer	44,115	—	44,115
Industrial, utilities and energy	25,350	—	25,350
Healthcare	15,340	—	15,340
Basic materials	12,766	—	12,766
Communications and technology	4,300	—	4,300
Total	$254,776	$58,186	$196,590

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2013	2012	Change
(in thousands)
Private equity partnerships	$322,391	$344,669	$(22,278)
Catastrophe bonds	229,016	91,310	137,706
Senior secured bank loan funds	18,048	202,929	(184,881)
Hedge funds	3,809	5,803	(1,994)
Total other investments	$573,264	$644,711	$(71,447)

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for 2013 is a loss of $3.7 million (2012 - loss of $4.7 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 6. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $119.5 million of net investment income for 2013 (2012 - $71.8 million). Of this amount, $75.8 million relates to net unrealized gains (2012 - unrealized gains of $38.2 million).

We have committed capital to private equity partnerships and other investments of $662.7 million, of which $544.6 million has been contributed at December 31, 2013. Our remaining commitments to these investments at December 31, 2013 totaled $116.2 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows our portfolio of other investments measured using net asset valuations:

At December 31, 2013	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
(in thousands)
Private equity partnerships	$322,391	$99,610	See below	See below	See below
Senior secured bank loan funds	18,048	16,635	See below	See below	See below
Hedge funds	3,809	—	See below	See below	See below
Total other investments measured using net asset valuations	$344,248	$116,245

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
Senior secured bank loan funds – The Company has $18.0 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in the closed end funds would liquidate over 4 to 5 years from inception of the respective fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at December 31, 2013 are $3.8 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments, referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2013			2012
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$25,107	$50,000	25.0%	$28,303
Tower Hill	10,000	29.4%	14,506	10,000	28.6%	13,969
Tower Hill Signature	500	25.0%	2,515	500	25.0%	896
Total Tower Hill Companies	60,500		42,128	60,500		43,168
Top Layer Re	65,375	50.0%	50,500	65,375	50.0%	36,664
Angus	10,507	42.5%	9,180	8,226	38.8%	7,892
Other	3,000	22.0%	3,808	—	—%	—
Total investments in other ventures, under equity method	$139,382		$105,616	$134,101		$87,724

Our equity in earnings of the Tower Hill Companies are reported one quarter in arrears. The carrying value of our investments in other ventures, under equity method, individually or in the aggregate may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
Effects of Inflation
The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. The anticipated effects on us are considered in our catastrophe loss models. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. In addition, it is possible that the risk of general economic inflation could increase which, if such increase actually occurred, would, among other things, cause claims and claim expenses to increase and also impact the performance of our investment portfolio. The actual effects of this potential increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision.
Off-Balance Sheet and Special Purpose Entity Arrangements
At December 31, 2013, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
In the normal course of its business, the Company is a party to a variety of contractual obligations and these are considered by the Company when assessing its liquidity requirements.
The table below shows our contractual obligations:

At December 31, 2013	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
5.75% Senior Notes	$339,164	$14,375	$28,750	$28,750	$267,289
Private equity and investment commitments (2)	116,245	116,245	—	—	—
Operating lease obligations	25,499	6,040	10,671	4,453	4,335
Capital lease obligations	40,064	3,017	6,034	4,834	26,179
Payable for investments purchased	193,221	193,221	—	—	—
Reserve for claims and claim expenses (3)	1,563,730	538,217	426,682	212,464	386,367
Total contractual obligations	$2,277,923	$871,115	$472,137	$250,501	$684,170

(1)	Includes contractual interest payments.

(2)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

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
CURRENT OUTLOOK
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, the global insurance and reinsurance markets entered 2013 with near-record levels of industry wide capital held by private market insurers and reinsurers, and diminished growth of demand for many coverages and solutions, outside of the impacted regions and in respect of certain products and lines. During the 2013 reinsurance renewals, we believe that supply, principally from traditional market participants and complemented by alternative capital providers, more than offset market demand, resulting in a dampening of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. We believe these trends accelerated during the January 2014 renewals, driven by both the availability of traditional and alternative capital, and uncertain estimates of the potential availability of additive alternative capital; which were only partially offset by capital return initiatives and modest new aggregate demand in the market. Moreover, we believe that many of the positive factors that had previously impacted market conditions have now been absorbed by the market and, we believe, are unlikely to drive further improvement in our core catastrophe-exposed markets absent significant new industry losses or other new developments. While we believe that the market evidences some indication that the general overall decline in pricing and the broadening in certain cases of terms and conditions we have been experiencing in the markets we serve may be decelerating somewhat, for the immediate future, we do not expect risk demand to out-pace capital supply or for the market developments we have experienced to shift more favorably.
Accordingly, although the nature of the business which renews in June and July differs from the January renewal business, we currently anticipate increased pressure in the market on both premiums and risk-adjusted rates to continue throughout 2014. With our continuing focus on underwriting discipline, we cannot assure that we can continue to maintain the size and portfolio quality of our aggregate book of business. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions and seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. While we believe we are well positioned to compete for this business, these dynamics may introduce or exacerbate challenges in our markets.
General Economic Conditions
While the U.S. has evidenced some signs of economic expansion in recent periods, and the Eurozone region has reported modest growth as a whole recently, we believe that meaningful uncertainty remains regarding the strength, duration and comprehensiveness of the economic recovery in the U.S., E.U. and our other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio.  The onset, duration and severity of an inflationary period cannot be estimated with precision. The continued uncertainty with respect of large developing jurisdictions and the related financial restructuring efforts, among other factors, make it more difficult to predict the inflationary environment.
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
The sustained and continuing environment of low interest rates, as compared to past periods, has lowered the yields at which we invest our assets.  We expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to constrain investment income growth for the near term. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital.  Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is impacted by the prevailing environment of comparably low yields.  While it is possible yields will improve in future periods, we currently expect the challenging economic conditions to generally persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.

Market Conditions and Competition
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a relatively soft pricing environment. However, we believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers, and that this trend may be gaining a degree of momentum in certain lines. We anticipate that persistent low investment returns and, to a degree, balance sheet issues in the broader market may favorably impact demand for coverages on terms that we find attractive. However, we cannot assure you that any increased demand will indeed materialize or that we will be successful in consummating new or expanded transactions.
As noted above, we currently anticipate a continued level of slowly growing demand for our catastrophe coverages as a whole over coming periods, with select pockets of more rapidly growing demand, offset by ample and likely increasing supplies of private market capital. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims paying ability and other client services will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
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
In addition, we continue to explore potential strategic transactions or investments, and other opportunities, from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek to improve the portfolio optimization of our business as a whole, to enhance our strategy, to achieve an attractive estimated return on equity in respect of investments, to develop or capitalize on a competitive advantage, and to source business opportunities that will not detract from our core operations. Our efforts to explore strategic transactions may not result in positive gains, or may not yield material contributions to our financial results or book value growth over time. Alternatively, strategic investments in which we engage to improve the optimization of our business, focus our operations on core or scalable business, or position us for future opportunities, may fail to be successfully executed, pose more operational risk than we estimate or otherwise not yield the financial or strategic benefits we seek. Should we pursue or consummate a strategic transaction, we may mis-value the acquired company or operations, fail to integrate the acquired operation appropriately into our own franchise, expend unforeseen costs during the acquisition or integration process, or encounter unanticipated risks or challenges.
Legislative and Regulatory Update
In January 2013, Congresswoman Frederica Wilson introduced the Homeowners’ Defense Act which would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. In January 2013, Congressman Dennis Ross introduced the Homeowners’ Insurance Protection Act (HR 240). The bill would create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs. Other analogous bills have been introduced in the past and may be introduced in the future.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the NFIP and effected substantial reforms in the program. Among other things, pursuant to this statute, the FEMA is explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. The bill required FEMA to submit a report on this assessment within six months of enactment. The bill also increased the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. We believe that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, perhaps significantly. In February 2014, legislation was passed in the U.S. Senate, entitled the “Homeowner Flood Insurance Affordability Act of 2014”, which would, if enacted into law, impose a four-year delay in most rate reforms required by the enacted version of the Biggert-Waters Bill, and would require FEMA, which administers the flood program, to complete an affordability study and propose regulations that address affordability issues. Subsequently, House Majority Leader Eric Cantor announced that the House of Representatives will consider a modified version of the Homeowner Flood Insurance Affordability Act the week of February 24.  While it is possible that a House bill would maintain more of the reforms currently incorporated in the Biggert-Waters Bill than the Senate legislation at this date, specific legislative language has not been promulgated and it is possible that the House bill, as proposed or as it may develop, may have a substantially similar impact as the Senate legislation, and potentially could be more adverse than the Senate bill.  It is likely that a version of this legislation, or broader alternatives, will be adopted by Congress and adversely impact prospects for increased U.S. private flood insurance demand, as well as the stability of the NFIP, the primary insurers that produce policies for the NFIP or offer private coverages, or the communities they serve. Accordingly, we cannot assure you that the Biggert-Waters Bill will be implemented or that, if implemented, it will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
In 2007, the State of Florida enacted legislation to expand the Florida Hurricane Catastrophe Fund’s (the “FHCF”) provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens Property Insurance Corporation (“Citizens”), to raise its rates by up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses.  The rate increases and cut back on coverage by the FHCF and Citizens have supported, over this period, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
In May 2011, the Florida legislature passed Florida Senate bill 408 (“SB 408”), relating principally to property insurance. Among other things, SB 408 requires an increase in minimum capital and surplus for newly licensed Florida domestic insurers from $5.0 million to $15.0 million; institutes a three-year claims filing deadline for new and reopened claims from the date of a hurricane or windstorm; allows an insurer to offer coverage where replacement cost value is paid, but initial payment is limited to actual cash value; allows admitted insurers to seek rate increases up to 15% to adjust for third party reinsurance costs; and institutes a range of reforms relating to various matters that have increased the costs of insuring sinkholes in Florida. We believe SB 408 and other reform initiatives have contributed to stabilization of the Florida market and have increased both private and market demand and affordability in the Florida market.
We believe the 2007 Florida Bill caused a substantial decline at that time in the private reinsurance and insurance markets in and relating to Florida, and contributed to instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2012, despite the period being an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, adverse changes in the Florida market or to Florida primary insurance companies, may have a disproportionate adverse impact on us compared to other reinsurance market participants. Moreover, the advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims paying capacity of Citizens and the FHCF. For example, in several recent years, the FHCF Advisory Council approved official bonding capacity estimates that reflected a shortfall in respect of even an initial season or event.  Any inability, or delay, in the claims paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. The FHCF and the Florida Office of Insurance Regulation (the “OIR”) have each estimated that even partial failure, or deferral, of the FHCF’s ability to pay claims in full could substantially weaken numerous private insurers, with the OIR having estimated that a 25% shortfall in the FHCF’s claims-paying capacity could cause as many as 24 of the top 50 insurers in the state to have less than the statutory minimum surplus of $5.0 million, with such insurers representing approximately 35% of the market based on premium volume, or approximately 2.2 million policies. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products, to collect premiums we may be owed on policies we have already written, to renew business with our customers for future periods, or have other adverse impacts, some of which may be difficult to foresee, and could therefore have a material adverse effect on our operations.
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
The “clearinghouse” mechanism contemplated by the May 2013 legislation commenced operation in January 2014. With the clearinghouse operational, existing customers of Citizens may be renewed by a private insurance carrier approved by the state if that company offers comparable coverage at equal or less cost than the Citizens renewal rate. Proposed new customers of Citizens may be directed via the mechanism of the clearinghouse to an eligible private carrier if that company’s estimate for comparable coverage is within 15% of a quote for a Citizens policy. If successful, it is possible that the “clearinghouse” mechanism will contribute incrementally to increased private market demand over time. However, it is possible the “clearinghouse” mechanism will not operate successfully; that participating carriers may not choose to cede risk to reinsurers in general or to the Company in particular; or that any growth attributable to the “clearinghouse” mechanism will be offset by other changes returning risk to the state public sector.
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
Over the past few years the U.S. Congress has considered legislation which, if passed, would deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates. In early 2013, as well as the immediate few prior years, the Obama administration included a formal proposal for such a provision in its budget proposal. As described in the administration’s 2013 budget request, the proposal would deny an insurance company a deduction for premiums and other amounts paid to affiliated foreign companies with respect to reinsurance of property and casualty risks to the extent that the foreign reinsurer (or its parent company) is not subject to U.S. income tax with respect to the premiums received; and would exclude from the insurance company’s income (in the same proportion in which the premium deduction was denied) any return premiums, ceding commissions, reinsurance recovered, or other amounts received with respect to reinsurance policies for which a premium deduction is wholly or partially denied. We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular.
On February 11, 2013, U.S. Senators Carl Levin and Sheldon Whitehouse introduced legislation in the U.S. Senate entitled the “Cut Unjustified Tax Loopholes Act”. Similar legislation was also proposed earlier in 2013 as well as in 2012, 2011 and 2010. If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, certain corporate entities if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would negatively impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.
In November 2013, former Senate Finance Committee Chairman Max Baucus (D-MT) released a tax reform discussion draft on international tax issues that included two proposals that would change the definitions of controlled foreign corporation and passive foreign investment company.  We do not believe these proposals would, if enacted, directly apply to us, but it is possible that they might apply to shareholders of certain of our joint ventures, possibly discouraging those shareholders from continuing to participate in the joint venture or impeding our ability to attract or retain other investors.  We are not aware of any corresponding current legislation in the House of Representatives. Senator Baucus recently retired from the Senate and it is uncertain whether this proposal will formally be proposed as legislation or ever enacted.
On July 24, 2013, the New York State Department of Financial Services (the “DFS”) issued an Insurance Circular Letter No. 6 (2013) (the “Circular”) to all Accredited Reinsurers writing business in New York State. Renaissance Reinsurance and DaVinci are Accredited Reinsurers in New York. As described in the Circular, the DFS is seeking information concerning Accredited Reinsurers’ compliance with the Iran Freedom and Counter-Proliferation Act of 2012 (the “IFCPA”), which was passed by the U.S. Congress in 2012 and which became effective on July 1, 2013. The Accredited Reinsurers to whom the Circular applies do business in New York and are all based outside the United States. The DFS is responsible for the regulation of insurers doing business in New York State. We intend to cooperate with the DFS in their request for information in this regard. We believe our existing risk-based compliance program is responsive to the IFCPA and we are not aware of any non-compliance with the IFCPA. While we believe that this request for information by the DFS will not have a material adverse impact on our operations, it is possible that our industry could see increased scrutiny and perhaps additional enforcement of sanction laws and regulations. We cannot assure you that increased enforcement of sanction laws and regulations will not impact our business more adversely than we currently estimate.
In 2008, the IRS issued a revenue ruling (the “2008 Revenue Ruling”) expressing that position that premiums covering U.S. risks paid by a foreign insurer or reinsurer to another foreign reinsurer are subject to a 1% insurance federal excise tax (“FET”).   In essence, pursuant to the views expressed in the 2008 Revenue Ruling, FET should be imposed on a “cascading” basis, including to these reinsurance arrangements which are referred to in the industry as “retrocessions”, as the IRS took the view that all payments of premiums to foreign insurers or reinsurers in respect of the ultimate underlying risks are also subject to FET.  In February 2014,  the U.S. District Court for the District of Columbia held that FET does not apply to secondary reinsurance transactions covering U.S. risks between two foreign reinsurance companies.  The decision, if unappealed or upheld, effectively countermands the 2008 Revenue Ruling.  Accordingly, it is possible that foreign reinsurance companies such as certain of our operating subsidiaries that have paid the “cascading” FET on retrocessions may in the future be eligible to file and receive refund claims.   At this time, it is not clear if the IRS will appeal the decision or whether an appeal would be successful.  The amount of “cascading” FET we have paid is not material to us and we are evaluating our position. It is also possible that in the future Congress may adversely amend the existing legislation or adopt new statutory language which would adversely affect us, the industry generally or our ceding clients in respect of excise tax liabilities.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following risk management discussion and the estimated amounts generated from sensitivity presented are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio, derivatives and product offerings. The results of analysis used by us to assess and mitigate risk should not be considered projections of future events or losses. See “Note On Forward-Looking Statements” for additional discussion regarding forward-looking statements included herein.
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk.  Our policies to address these risks in 2013 were not materially different than those used in 2012, and we do not currently anticipate significant changes in our market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods. The Company’s guidelines permit investments in derivative instruments such as futures, forward contracts, options, swap agreements and other derivative contracts which may be used to assume risk or for hedging purposes. Refer to “Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to derivatives entered into by us.
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

The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investment and short term investments portfolio for the years indicated:

	Interest Rate Shift in Basis Points
At December 31, 2013	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$6,043,858	$5,965,533	$5,888,056	$5,811,425	$5,735,642
Net increase (decrease) in fair value	$155,802	$77,477	$—	$(76,631)	$(152,414)
Percentage change in fair value	2.6%	1.3%	—%	(1.3)%	(2.6)%

	Interest Rate Shift in Basis Points
At December 31, 2012	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$5,709,140	$5,637,183	$5,564,773	$5,491,911	$5,418,596
Net increase (decrease) in fair value	$144,367	$72,410	$—	$(72,862)	$(146,177)
Percentage change in fair value	2.6%	1.3%	—%	(1.3)%	(2.6)%

We use interest rate futures within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2013, we had $1,169.3 million of notional long positions and $356.6 million of notional short positions of primarily U.S. Treasury and non-U.S. dollar futures contracts (2012 - $377.8 million and $310.7 million, respectively). Refer to “Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to interest rate futures entered into by us. The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause an increase in market value of our net position in these derivatives of approximately $22.7 million at December 31, 2013. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
Foreign Currency Risk
Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures noted below, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. denominated assets and liabilities. Refer to “Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts entered into by us. We may determine to not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility of our results of operations.

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
The following tables summarize our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2013	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$29,472	$13,374	$(13,983)	$76,362	$17	$(97,448)	$2,651	$10,445
Net foreign currency derivatives notional amounts	(38,210)	(10,134)	20,276	(61,368)	(3,742)	99,885	(2,287)	4,420
Total net foreign currency exposure	$(8,738)	$3,240	$6,293	$14,994	$(3,725)	$2,437	$364	$14,865
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	0.1%	0.2%	0.4%	(0.1)%	0.1%	—%	0.4%
Impact of a hypothetical 10% change in total net foreign currency exposure	$874	$(324)	$(629)	$(1,499)	$373	$(244)	$(36)	$(1,487)

At December 31, 2012	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$5,335	$24,750	$(85,004)	$45,994	$(42,037)	$(217,506)	$14,548	$(253,920)
Net foreign currency derivatives notional amounts	(11,283)	(17,151)	110,197	(49,933)	33,714	211,981	8,523	286,048
Total net foreign currency exposure	$(5,948)	$7,599	$25,193	$(3,939)	$(8,323)	$(5,525)	$23,071	$32,128
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	0.2%	0.7%	(0.1)%	(0.2)%	(0.2)%	0.7%	0.9%
Impact of a hypothetical 10% change in total net foreign currency exposure	$595	$(760)	$(2,519)	$394	$832	$553	$(2,307)	$(3,213)

Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk within our portfolios of fixed maturity and short term investments, and through customers and reinsurers in the form of premiums receivable and reinsurance recoverables, respectively, as discussed below.
Fixed Maturity Investments and Short Term Investments
Credit risk related to our fixed maturity investments and short term investments is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity investments and short term investments through the credit research performed primarily by the investment management service providers and our evaluation of these investment managers adherence to investment mandates provided to them. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by our Investment Risk Management Committee of the Board of Directors. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. At December 31, 2013, our invested asset portfolio had a dollar weighted average rating of AA (2012 - AA). In addition, we limit the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of our investments exceeded 10% of shareholders’ equity at December 31, 2013.

The following table summarizes our fixed maturity investments and short term investments as indicated by ratings assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available as a percentage of total fixed maturity investments and short term investments as of the dates indicated:

At December 31,	2013	2012

AAA	28.4%	25.8%
AA	41.2%	44.7%
A	14.2%	15.2%
BBB	6.5%	5.8%
Non-investment grade	8.9%	8.2%
Not rated	0.8%	0.3%
Total	100.0%	100.0%

We consider the impact of credit spread movements on the fair value of our fixed maturity and short term investments portfolio. As credit spreads widen, the fair value of our fixed maturity and short term investments decreases, and vice versa.
The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investment and short term investments portfolio for the years indicated:

	Credit Spread Shift in Basis Points
At December 31, 2013	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$6,013,968	$5,951,010	$5,888,056	$5,825,099	$5,762,144
Net increase (decrease) in fair value	$125,912	$62,954	$—	$(62,957)	$(125,912)
Percentage change in fair value	2.1%	1.1%	—%	(1.1)%	(2.1)%

	Credit Spread Shift in Basis Points
At December 31, 2012	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$5,691,346	$5,630,687	$5,564,773	$5,509,367	$5,448,707
Net increase (decrease) in fair value	$121,320	$60,661	$—	$(60,659)	$(121,319)
Percentage change in fair value	2.2%	1.1%	—%	(1.1)%	(2.2)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2013, we had outstanding credit derivatives of $7.1 million in notional long positions and $18.4 million in notional short positions, denominated in U.S. dollars (2012 - $46.1 million and $24.0 million, respectively). Refer to “Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to credit derivatives entered into by us.

Premiums Receivable and Reinsurance Recoverable
Premiums receivable from ceding companies are subject to credit risk. To mitigate credit risk related to reinsurance premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any such reinsurance premiums receivable. We also have reinsurance recoverable amounts from our reinsurers. To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our reinsurers when determining whether to purchase coverage from them. We generally obtain reinsurance coverage from companies rated “A-“ or better by S&P unless the obligations are collateralized. We routinely monitor the financial performance and rating status of all material reinsurers. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Reinsurance Recoverables” for additional information with respect to reinsurance recoverable.
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. As detailed in the table below, we are directly exposed to this risk through our investment in equity investments trading which are traded on nationally recognized stock exchanges; and indirectly exposed to this risk through our investments in: private equity partnerships whose exit strategies often depend on the equity markets; certain hedge funds that have net long equity positions; and other ventures, under equity method. The following table summarizes a hypothetical 10% increase and decline in the carrying value of our equity investments trading, private equity partnerships, hedge funds and investments in other ventures, holding all other factors constant, at the dates indicated:

At December 31,	2013	2012
(in thousands, except for percentages)
Equity investments trading, at fair value	$254,776	$58,186
Private equity investments, at fair value	322,391	344,669
Hedge funds, at fair value	3,809	5,803
Investments in other ventures, under equity method	105,616	87,724
Total carrying value of investments exposed to equity price risk	$686,592	$496,382

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$68,659	$49,638
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(68,659)	$(49,638)

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

3	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

4.1	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (4)

4.2	Certificate of Designation, Preferences and Rights of 5.375% Series E Preference Shares. (5)

4.2(a)	Form of Stock Certificate Evidencing the 5.375% Series E Preference Shares. (5)

4.3	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Issuer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (6)

4.3(a)
First Supplemental Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Insurer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (6)

4.3(b)	Senior Debt Securities Guarantee Agreement, dated as of March 17, 2010, between RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Guarantee Trustee. (6)

4.3(c)	Waiver Agreement, dated as of January 21, 2011, by and among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas, as Trustee. (7)

4.4
Credit Agreement, dated as of May 17, 2012, by and among RenaissanceRe Holdings Ltd., various banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, Citibank, N.A., as Syndication Agent, and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (8).

4.4(a)
First Amendment and Joinder to Credit Agreement, dated as of May 23, 2013, by and among RenaissanceRe Holdings Ltd., Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, and various banks and financial institutions parties thereto. (9)

4.5	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (10)

4.5(a)	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (10)

4.6
Fourth Amended and Restated Reimbursement Agreement, dated as of May 17, 2012, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., the banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the lenders, and certain other agents (8).

4.7	Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (11)

4.7(a)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (12)

4.7(b)
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. have each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names. (11)

10.1	Further Amended and Restated Employment Agreement, dated as of May 15, 2013, by and between RenaissanceRe Holdings Ltd. and Kevin J. O'Donnell (13)

10.2	Form of the Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (14)

10.3	Further Amended and Restated Employment Agreement, dated as of October 23, 2013, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (15)

10.4	Transition and Services Agreement, dated as of May 15, 2013, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (13)

10.5	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (16)

10.5(a)	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (17)

10.5(b)	Amendment No. 2 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie, dated February 19, 2013. (18)

10.5(c)	Amendment No. 3 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie, dated April 5, 2013. (14)

10.6	Memorandum of Agreement by and between the Company and Neill A. Currie, dated February 21, 2012 (20).

10.7	Agreement Regarding Use of Aircraft Interest, dated as of November 17, 2009, by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (21)

10.8	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (22)

10.8(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (23)

10.8(b)	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (23)

10.8(c)	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (10)

10.8(d)	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.8(e)	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (24)

10.8(f)	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (15)

10.8(g)	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (10)

10.8(h)	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (10)

10.8(i)	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (26)

10.8(j)	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (26)

10.9	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (27)

10.9(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (28)

10.9(b)	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (27)

10.10	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (21)

10.10(a)	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (21)

10.11	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (19)

10.11(a)	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (25)

10.11(b)	Form of Letter Agreement with Neill A. Currie Regarding Performance Share Awards. (25)

10.11(c)
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (29)

10.11(d)
Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (29)

10.12	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers. (30)

10.13	Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd. (18)

10.15	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (31)

10.16	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (32)

10.16(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (33)

10.16(b)	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (34)

10.16(c)	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (35)

10.16(d)	Form of Restricted Stock Grant Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (36)

10.16(e)	Form of Option Grant Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (36)

10.17	Stock Purchase Agreement, dated as of November 18, 2010, by and between RenRe North America Holdings Inc., and QBE Holdings Inc. (37)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 28, 2013.

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 22, 2012.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 24, 2013.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K , filed with the SEC on September 23, 2010.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2013.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Definitive Proxy Statement filed with the Commission on April 8, 2010.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2012.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

(22)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 11, 2010.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

(32)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(35)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 18, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 20, 2014.
RENAISSANCERE HOLDINGS LTD.

/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
President, Chief Executive Officer and Director

Signature	Title	Date

/s/ Kevin J. O’Donnell	President, Chief Executive Officer and Director	February 20, 2014
Kevin J. O’Donnell

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	February 20, 2014
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	February 20, 2014
Mark A. Wilcox

/s/ Ralph B. Levy	Chairman of the Board of Directors	February 20, 2014
Ralph B. Levy

/s/ David C. Bushnell	Director	February 20, 2014
David C. Bushnell

/s/ James L. Gibbons	Director	February 20, 2014
James L. Gibbons

/s/ Brian G. J. Gray	Director	February 20, 2014
Brian G. J. Gray

/s/ Jean D. Hamilton	Director	February 20, 2014
Jean D. Hamilton

/s/ Henry Klehm, III	Director	February 20, 2014
Henry Klehm, III

/s/ W. James MacGinnitie	Director	February 20, 2014
W. James MacGinnitie

/s/ Anthony M. Santomero	Director	February 20, 2014
Anthony M. Santomero

/s/ Nicholas L. Trivisonno	Director	February 20, 2014
Nicholas L. Trivisonno

/s/ Edward J. Zore	Director	February 20, 2014
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework). Based on this assessment, management believes that RenaissanceRe maintained effective internal control over financial reporting as of December 31, 2013.
RenaissanceRe’s effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young Ltd., the Independent Registered Public Accountants who also audited RenaissanceRe’s consolidated financial statements. Ernst & Young Ltd.’s attestation report on the effectiveness of RenaissanceRe’s internal control over financial reporting appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited RenaissanceRe Holdings Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). RenaissanceRe Holdings Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RenaissanceRe Holdings Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of RenaissanceRe Holdings Ltd. and Subsidiaries and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 20, 2014

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	December 31, 2013	December 31, 2012
Assets
Fixed maturity investments trading, at fair value
(Amortized cost $4,781,712 and $4,549,112 at December 31, 2013 and December 31, 2012, respectively) (Notes 5 and 6)	$4,809,036	$4,660,168
Fixed maturity investments available for sale, at fair value
(Amortized cost $30,273 and $71,445 at December 31, 2013 and December 31, 2012, respectively) (Notes 5 and 6)	34,241	83,442
Short term investments, at fair value (Notes 5 and 6)	1,044,779	821,163
Equity investments trading, at fair value (Notes 5 and 6)	254,776	58,186
Other investments, at fair value (Notes 5 and 6)	573,264	644,711
Investments in other ventures, under equity method (Note 5)	105,616	87,724
Total investments	6,821,712	6,355,394
Cash and cash equivalents	408,032	304,145
Premiums receivable	474,087	491,365
Prepaid reinsurance premiums (Note 7)	66,132	77,082
Reinsurance recoverable (Notes 7 and 8)	101,025	192,512
Accrued investment income	34,065	33,478
Deferred acquisition costs	81,684	52,622
Receivable for investments sold	75,845	168,673
Other assets	108,438	110,777
Goodwill and other intangible assets (Note 4)	8,111	8,486
Assets of discontinued operations held for sale (Note 3)	—	134,094
Total assets	$8,179,131	$7,928,628
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$1,563,730	$1,879,377
Unearned premiums	477,888	399,517
Debt (Note 9)	249,430	349,339
Reinsurance balances payable	293,022	290,419
Payable for investments purchased	193,221	278,787
Other liabilities	397,596	198,434
Liabilities of discontinued operations held for sale (Note 3)	—	57,440
Total liabilities	3,174,887	3,453,313
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests (Note 10)	1,099,860	968,259
Shareholders’ Equity (Note 12)
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2013 (December 31, 2012 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 43,646,436 shares issued and outstanding at December 31, 2013 (December 31, 2012 – 45,542,203)	43,646	45,542
Accumulated other comprehensive income	4,131	13,622
Retained earnings	3,456,607	3,043,901
Total shareholders’ equity attributable to RenaissanceRe	3,904,384	3,503,065
Noncontrolling interest (Note 10)	—	3,991
Total shareholders’ equity	3,904,384	3,507,056
Total liabilities, noncontrolling interests and shareholders’ equity	$8,179,131	$7,928,628

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2013, 2012, and 2011
(in thousands of United States Dollars, except per share amounts)

	2013	2012	2011
Revenues
Gross premiums written	$1,605,412	$1,551,591	$1,434,976
Net premiums written (Note 7)	$1,203,947	$1,102,657	$1,012,773
Increase in unearned premiums	(89,321)	(33,302)	(61,724)
Net premiums earned (Note 7)	1,114,626	1,069,355	951,049
Net investment income (Note 5)	208,028	165,725	146,871
Net foreign exchange gains (losses)	1,917	5,319	(7,844)
Equity in earnings (losses) of other ventures (Note 5)	23,194	23,238	(36,533)
Other (loss) income	(2,359)	(2,120)	44,345
Net realized and unrealized gains on investments (Note 5)	35,076	163,121	43,956
Total other-than-temporary impairments	—	(395)	(630)
Portion recognized in other comprehensive income (loss), before taxes	—	52	78
Net other-than-temporary impairments (Note 5)	—	(343)	(552)
Total revenues	1,380,482	1,424,295	1,141,292
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	171,287	325,211	861,179
Acquisition expenses	125,501	113,542	97,376
Operational expenses	191,105	179,151	169,661
Corporate expenses	33,622	16,456	18,156
Interest expense (Note 9)	17,929	23,097	23,368
Total expenses	539,444	657,457	1,169,740
Income (loss) from continuing operations before taxes	841,038	766,838	(28,448)
Income tax expense (Note 15)	(1,692)	(1,413)	(10,385)
Income (loss) from continuing operations	839,346	765,425	(38,833)
Income (loss) from discontinued operations (Note 3)	2,422	(16,476)	(51,559)
Net income (loss)	841,768	748,949	(90,392)
Net (income) loss attributable to noncontrolling interests (Note 10)	(151,144)	(148,040)	33,157
Net income (loss) attributable to RenaissanceRe	690,624	600,909	(57,235)
Dividends on preference shares (Note 12)	(24,948)	(34,895)	(35,000)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$665,676	$566,014	$(92,235)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – basic	$15.08	$11.74	$(0.82)
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – basic	0.06	(0.34)	(1.02)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 13)	$15.14	$11.40	$(1.84)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	$14.82	$11.56	$(0.82)
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	0.05	(0.33)	(1.02)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 13)	$14.87	$11.23	$(1.84)
Dividends per common share (Note 12)	$1.12	$1.08	$1.04

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2013, 2012 and 2011
(in thousands of United States Dollars)

	2013	2012	2011
Comprehensive income (loss)
Net income (loss)	$841,768	$748,949	$(90,392)
Change in net unrealized gains on investments	(9,491)	1,914	(7,991)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss), before taxes	—	(52)	(78)
Comprehensive income (loss)	832,277	750,811	(98,461)
Net (income) loss attributable to noncontrolling interests	(151,144)	(148,040)	33,157
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	6
Comprehensive (income) loss attributable to noncontrolling interests	(151,144)	(148,040)	33,163
Comprehensive income (loss) attributable to RenaissanceRe	$681,133	$602,771	$(65,298)
Disclosure regarding net unrealized gains
Total net realized and unrealized holding (losses) gains on investments and net other-than-temporary impairments	$(1,943)	$5,100	$(2,426)
Net realized gains on fixed maturity investments available for sale	(7,548)	(3,529)	(6,111)
Net other-than-temporary impairments recognized in earnings	—	343	552
Change in net unrealized gains on investments	$(9,491)	$1,914	$(7,985)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2013, 2012 and 2011
(in thousands of United States Dollars)

	2013	2012	2011
Preference shares
Balance – January 1	$400,000	$550,000	$550,000
Issuance of shares	275,000	—	—
Repurchase of shares	(275,000)	(150,000)	—
Balance – December 31	400,000	400,000	550,000
Common shares
Balance – January 1	45,542	51,543	54,110
Repurchase of shares	(2,451)	(6,399)	(2,889)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	555	398	322
Balance – December 31	43,646	45,542	51,543
Additional paid-in capital
Balance – January 1	—	—	—
Repurchase of shares	(1,702)	(27,376)	(13,923)
Offering expenses	(9,144)	—	—
Change in redeemable noncontrolling interest	318	9,091	(473)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	10,528	18,285	14,396
Balance – December 31	—	—	—
Accumulated other comprehensive income
Balance – January 1	13,622	11,760	19,823
Change in net unrealized gains on investments	(9,491)	1,914	(7,985)
Portion of other-than-temporary impairments recognized in other comprehensive income (loss)	—	(52)	(78)
Balance – December 31	4,131	13,622	11,760
Retained earnings
Balance – January 1	3,043,901	2,991,890	3,312,392
Net income (loss)	841,768	748,949	(90,392)
Net (income) loss attributable to noncontrolling interests (Note 10)	(151,144)	(148,040)	33,157
Repurchase of shares	(203,703)	(460,647)	(174,807)
Dividends on common shares	(49,267)	(53,356)	(53,460)
Dividends on preference shares	(24,948)	(34,895)	(35,000)
Balance – December 31	3,456,607	3,043,901	2,991,890
Noncontrolling interest (Note 10)	—	3,991	3,340
Total shareholders’ equity	$3,904,384	$3,507,056	$3,608,533

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(in thousands of United States Dollars)

	2013	2012	2011
Cash flows provided by operating activities
Net income (loss)	$841,768	$748,949	$(90,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization, accretion and depreciation	51,596	59,695	42,298
Equity in undistributed (earnings) losses of other ventures	(15,450)	(19,316)	39,581
Net realized and unrealized gains on investments	(35,058)	(163,121)	(43,956)
Net other-than-temporary impairments	—	343	552
Net unrealized gains included in net investment income	(75,789)	(38,207)	(12,706)
Net unrealized losses (gains) included in other (loss) income	12,782	(330)	1,553
Change in:
Premiums receivable	17,278	(19,487)	(149,798)
Prepaid reinsurance premiums	10,950	(18,560)	2,121
Reinsurance recoverable	91,487	211,517	(302,318)
Deferred acquisition costs	(29,062)	(8,901)	(8,073)
Reserve for claims and claim expenses	(315,647)	(112,977)	734,511
Unearned premiums	78,371	51,862	61,472
Reinsurance balances payable	2,603	33,536	(61,141)
Other	159,892	(8,074)	(47,771)
Net cash provided by operating activities	795,721	716,929	165,933
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	8,251,405	8,192,867	6,089,468
Purchases of fixed maturity investments trading	(8,466,467)	(8,536,238)	(6,271,623)
Proceeds from sales and maturities of fixed maturity investments available for sale	45,178	65,168	106,362
Purchases of fixed maturity investments available for sale	—	—	(4,107)
Net purchases of equity investments trading	(33,055)	—	(47,995)
Net (purchases) sales of short term investments	(246,971)	68,777	103,148
Net sales of other investments	76,214	150,828	50,940
Net purchases of investments in other ventures	(4,000)	—	(39,000)
Net sales (purchases) of other assets	2,181	(4,079)	58,318
Net proceeds (payments) related to sale of discontinued operations	60,000	(9,000)	269,520
Net cash (used in) provided by investing activities	(315,515)	(71,677)	315,031
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(49,267)	(53,356)	(53,460)
Dividends paid – preference shares	(24,948)	(34,895)	(35,000)
RenaissanceRe common share repurchases	(207,410)	(463,309)	(191,619)
Net repayment of debt	(102,436)	(1,937)	(200,000)
Redemption of 6.08% Series C preference shares	(125,000)	—	—
Redemption of 6.60% Series D preference shares	(150,000)	(150,000)	—
Issuance of 5.375% Series E preference shares, net of expenses	265,856	—	—
Net third party redeemable noncontrolling interest share transactions	(5,750)	164,927	(62,157)
Net cash used in financing activities	(398,955)	(538,570)	(542,236)
Effect of exchange rate changes on foreign currency cash	1,423	1,692	518
Net increase (decrease) in cash and cash equivalents	82,674	108,374	(60,754)
Net decrease in cash and cash equivalents of discontinued operations	21,213	13,946	16,441
Cash and cash equivalents, beginning of year	304,145	181,825	226,138
Cash and cash equivalents, end of year	$408,032	$304,145	$181,825
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

•
RenaissanceRe Specialty Risks Ltd., formerly known as Glencoe Insurance Ltd. (“RenaissanceRe Specialty Risks”), is a Bermuda-domiciled excess and surplus lines insurance company that is listed on the National Association of Insurance Commissioners’ International Insurance Department’s Quarterly List of Alien Insurers as an eligible surplus lines insurer. RenaissanceRe Underwriting Managers U.S. LLC, a specialty reinsurance agency domiciled in Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and Syndicate 1458.

•
Effective January 1, 2013, the Company formed and launched a managed joint venture, Upsilon Reinsurance II Ltd. (“Upsilon Re II”), a Bermuda domiciled special purpose insurer (“SPI”), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Effective December 11, 2013, Upsilon Re II was renamed Upsilon Reinsurance Fund Opportunities Ltd. (“Upsilon RFO”). Upsilon RFO is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.

•
RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. During 2013, third-party investors subscribed for a portion of the participating, non-voting common shares of Medici. Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), the results of Medici and Fund Holdings are consolidated in the Company’s financial statements.

Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.

•
On August 30, 2013, the Company entered into a purchase agreement with a subsidiary of Munich-American Holding Corporation (together with applicable affiliates, “Munich”) to sell its U.S.-based weather and weather-related energy risk management unit, which included RenRe Commodity Advisors LLC (“RRCA”), Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (collectively referred to as “REAL”). REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions. On October 1, 2013, the Company closed the sale of REAL to Munich. The Company has classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented. Refer to “Note 3. Discontinued Operations”, for more information.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
These consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated from these statements. Except as discussed in “Note 3. Discontinued Operations,” and unless otherwise noted, the notes to the consolidated financial statements reflect the Company’s continuing operations.
Certain comparative information has been reclassified to conform to the current presentation.
USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; reinsurance recoverables, including allowances for reinsurance recoverables deemed uncollectible; estimates of written and earned premiums; fair value, including the fair value of investments, financial instruments and derivatives; impairment charges; and the Company’s deferred tax valuation allowance.
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
Acquisition costs are shown net of commissions and profit commissions earned on ceded reinsurance, and consist principally of commissions, brokerage and premium tax expenses incurred at the time a contract or policy is issued and are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated claims and claim expenses, based on historical and current experience, and anticipated investment income related to those premiums are considered in determining the recoverability of deferred acquisition costs.
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
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of the Company’s fund investments, which principally include private equity funds, senior secured bank loan funds and hedge funds, is recorded on its balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Certain of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. The typical reporting lag experienced by the Company to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity funds, although, in the past, in respect of certain of the Company’s private equity funds, the Company has on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.

In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all information available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from the Company’s estimates and these differences are recorded in the Company’s statement of operations in the period in which they are reported to the Company as a change in estimate.
The Company’s other investments also include investments in catastrophe bonds which are recorded at fair value and based on broker or underwriter bid indications.
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
STOCK INCENTIVE COMPENSATION
The Company is authorized to issue restricted stock awards and units, performance shares, stock options and other equity-based awards to its employees and directors. The fair value of the compensation cost is measured at the grant date and expensed over the period for which the employee is required to provide services in exchange for the award.
In addition, the Company is authorized to issue cash settled restricted stock units (“CSRSU”) to its employees. The fair value of CSRSUs is determined at each reporting date using observable exchange traded prices for the Company’s common shares and is expensed over the period for which the employee is required to provide service in exchange for the award. In addition, the fair value of the award is recorded on the Company’s consolidated balance sheet as a liability as it is expensed and until the point payment is made to the employee.
Forfeiture benefits are estimated on a quarterly basis and incorporated in the determination of stock-based compensation.
DERIVATIVES
The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts in order to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights or obligations, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting. The fair value of the Company’s derivatives is estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models.

FAIR VALUE
The Company accounts for certain of its assets and liabilities at fair value in accordance with FASB ASC Topic Fair Value Measurements and Disclosures.  The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operations, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
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
The Company has established the beginning of the fourth quarter as the date for performing its annual impairment tests. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Under this option, the Company would not be required to calculate the fair value of a reporting unit unless the Company determines, based on its qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If goodwill or other intangible assets are impaired, they are written down to their estimated fair value with a corresponding expense reflected in the Company’s consolidated statements of operations.
NONCONTROLLING INTERESTS
The Company accounts for noncontrolling interests in the shareholders’ equity section of the Company’s consolidated balance sheet in accordance with FASB ASC Topic Consolidations, and presents such noncontrolling shareholders’ interest in the net assets of the subsidiary. Net (income) loss attributable to noncontrolling interests is presented separately in the Company’s consolidated statements of operations.
In addition, the Company accounts for redeemable noncontrolling interest in DaVinciRe in the mezzanine section of the Company’s consolidated balance sheet in accordance with United States Securities and Exchange Commission (“SEC”) guidance which is applicable to SEC registrants. The SEC guidance requires shares, not required to be accounted for in accordance with FASB ASC Topic Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer, to be classified outside of permanent equity in the mezzanine section of the balance sheet. Because the share classes related to the redeemable noncontrolling interest portion of DaVinciRe are not considered liabilities in accordance with FASB ASC Topic Distinguishing Liabilities from Equity and have redemption features that are not solely within the control of DaVinciRe, the redeemable noncontrolling interest in DaVinciRe is presented in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The SEC guidance does not impact the accounting for redeemable noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FASB ASC Topic Consolidation with respect to the consolidated statements of operations still apply.

VARIABLE INTEREST ENTITIES
The Company accounts for VIEs in accordance with FASB ASC Topic Consolidation, which requires the consolidation of all VIEs by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and will absorb a majority of the VIE’s expected losses or residual returns. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.
EARNINGS PER SHARE
The Company calculates earnings per share in accordance with FASB ASC Topic Earnings per Share. Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants.
The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to its employees is considered a participating security and the Company uses the two-class method to calculate its net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic and diluted.
FOREIGN EXCHANGE
The Company’s functional currency is the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses which are included in the determination of net income (loss).
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
Uncertain tax positions are also accounted for in accordance with FASB ASC Topic Income Taxes.  Uncertain tax positions must meet a more likely than not recognition threshold to be recognized.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Disclosures About Offsetting Assets and Liabilities
In December 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 became effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation of the new disclosure required. The Company adopted

ASU 2011-11 effective January 1, 2013; since this update is disclosure-related only, the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial position.
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). The guidance clarified that the disclosures in ASU 2011-11 would apply only to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions, each to the extent that they met specific conditions provided in the initial accounting standard. ASU 2013-01 became effective for interim and annual periods beginning on or after January 1, 2013, with retrospective presentation of the new disclosure required. As this guidance is disclosure-related only, the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial position.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 simplifies the guidance for testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an organization the option to first assess the qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 effective January 1, 2013 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial position.
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of classifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional details about those amounts. ASU 2013-02 became effective for interim and annual reporting periods beginning after December 15, 2012. The Company prospectively adopted ASU 2013-02 effective January 1, 2013; since this update is disclosure-related only, the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial position.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11 is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

NOTE 3. DISCONTINUED OPERATIONS
REAL
On August 30, 2013, the Company entered into a purchase agreement with Munich to sell REAL and, on October 1, 2013, the Company closed the sale of REAL to Munich. The Company has classified the assets and liabilities associated with this transaction as held for sale and the financial results are reflected in the Company’s consolidated financial statements as “discontinued operations.”
Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. The Company recorded a loss on sale of $8.8 million in conjunction with the sale, including related direct expenses to date.
See “Note 9. Debt” for additional information related to guarantees provided by RenaissanceRe with respect to certain counterparties of REAL.
U.S.-Based Insurance Operations
On November 18, 2010, RenaissanceRe entered into a Stock Purchase Agreement with QBE Holdings, Inc. (“QBE”) to sell substantially all of its U.S.-based insurance operations, including its U.S. property and casualty business underwritten through managing general agents, its crop insurance business underwritten through Agro National, its commercial property insurance operations and its claims operations.  At December 31, 2010, the Company classified the assets and liabilities associated with this transaction as held for sale and the assets and liabilities were recorded at the lower of the carrying value or fair value less costs to sell. The financial results for these operations have been presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented.
Consideration for the transaction was book value at December 31, 2010, for the aforementioned businesses, payable in cash at closing and subject to adjustment for certain tax and other items.
The transaction closed on March 4, 2011 and net consideration of $269.5 million was received by RenaissanceRe.
Pursuant to the stock purchase agreement, RenaissanceRe’s U.S.-based insurance operations were subject to a post-closing review following December 31, 2011 of the net reserve for claims and claim expenses for loss events occurring on or prior to December 31, 2010 (the “Reserve Collar”). Effective May 23, 2012, RenaissanceRe and QBE reached an agreement in respect of the Reserve Collar, and RenaissanceRe paid QBE the sum of $9.0 million on June 1, 2012, representing full and final settlement of the Reserve Collar.
Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company’s continuing operations. All prior periods presented have been reclassified to conform to this form of presentation.

The Company has reclassified the assets and liabilities of the discontinued operations to assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, respectively, on its consolidated balance sheets. Details of the assets, liabilities and shareholder’s equity of discontinued operations held for sale at at December 31, 2013 and 2012, are as follows and relate entirely to REAL.

At December 31,	2013	2012
Assets of Discontinued Operations Held for Sale
Fixed maturity investments trading, at fair value (Amortized cost $Nil and $5,250 at December 31, 2013 and 2012, respectively)	$—	$5,253
Cash and cash equivalents	—	21,213
Other assets	—	107,628
Total assets of discontinued operations held for sale	$—	$134,094
Liabilities of Discontinued Operations Held for Sale
Debt	$—	$2,436
Other liabilities	—	55,004
Total liabilities of discontinued operations held for sale	$—	$57,440
Shareholder’s Equity of Discontinued Operations Held for Sale
Total shareholder’s equity of discontinued operations held for sale	—	76,654
Total liabilities and shareholder’s equity of discontinued operations held for sale	$—	$134,094

The Company has reclassified the results of operations of the discontinued operations to income (loss) from discontinued operations in its consolidated statements of operations. Details of the income (loss) from discontinued operations for the years ended December 31, 2013, 2012 and 2011 are as follows:

Year ended December 31, 2013	REAL
Revenues
Net investment income	$1,150
Net foreign exchanges gains	849
Other income	701
Net realized and unrealized losses on investments	(18)
Total revenues	2,682
Expenses
Operational expenses	89
Corporate expenses	104
Total expenses	193
Income before taxes	2,489
Income tax expense	(67)
Income from discontinued operations	$2,422

Year ended December 31, 2012	REAL	U.S.-based insurance operations	Total
Revenues
Net investment income	$2,517	$—	$2,517
Net foreign exchange losses	(96)	—	(96)
Other (loss) income	(20,785)	2,730	(18,055)
Net realized and unrealized gains on investments	3	—	3
Total revenues	(18,361)	2,730	(15,631)
Expenses
Operational expenses	150	436	586
Corporate expenses	236	—	236
Total expenses	386	436	822
(Loss) income before taxes	(18,747)	2,294	(16,453)
Income tax expense	(16)	(7)	(23)
(Loss) income from discontinued operations	$(18,763)	$2,287	$(16,476)

Year ended December 31, 2011	REAL	U.S.-based insurance operations	Total
Revenues
Gross premiums written	$—	$21,546	$21,546
Net premiums written	$—	$(44,935)	$(44,935)
Decrease in unearned premiums	—	66,137	66,137
Net premiums earned	$—	$21,202	$21,202
Net investment (loss) income	(2,159)	339	(1,820)
Net foreign exchange gains	933	—	933
Other loss	(45,030)	(9,904)	(54,934)
Net realized and unrealized gains on investments	—	42	42
Total revenues	(46,256)	11,679	(34,577)
Expenses
Net claims and claim expenses incurred	—	8,430	8,430
Acquisition expenses	—	6,059	6,059
Operational expenses	5	7,272	7,277
Corporate expenses	108	770	878
Total expenses	113	22,531	22,644
Loss before taxes	(46,369)	(10,852)	(57,221)
Income tax benefit (expense)	10,700	(5,038)	5,662
Loss from discontinued operations	$(35,669)	$(15,890)	$(51,559)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows an analysis of goodwill and other intangible assets:

	Goodwill and other intangible assets
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2011
Gross amount	$8,160	$12,999	$21,159
Accumulated impairment losses and amortization	(2,299)	(9,966)	(12,265)
	5,861	3,033	8,894
Amortization	—	(408)	(408)
Balance as of December 31, 2012
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	(2,299)	(10,374)	(12,673)
	5,861	2,625	8,486
Amortization	—	(375)	(375)
Balance as of December 31, 2013
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	(2,299)	(10,749)	(13,048)
	$5,861	$2,250	$8,111

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2011
Gross amount	$9,021	$44,323	$53,344
Accumulated impairment losses and amortization	—	(19,820)	(19,820)
	9,021	24,503	33,524
Acquired during the year	1,819	—	1,819
Amortization	—	(4,949)	(4,949)
Balance as of December 31, 2012
Gross amount	10,840	44,323	55,163
Accumulated impairment losses and amortization	—	(24,769)	(24,769)
	10,840	19,554	30,394
Acquired during the year	1,705	1,155	2,860
Amortization	—	(4,042)	(4,042)
Balance as of December 31, 2013
Gross amount	12,545	45,478	58,023
Accumulated impairment losses and amortization	—	(28,811)	(28,811)
	$12,545	$16,667	$29,212

The gross carrying value and accumulated amortization by major category of other intangible assets is shown below:

	Other intangible assets
At December 31, 2013	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$40,640	$(24,522)	$16,118
Lloyd’s managing agency license	1,867	—	1,867
Trademarks and trade names	610	(134)	476
Covenants not-to-compete	2,130	(1,674)	456
Software	8,730	(8,730)	—
Patents and intellectual property	4,500	(4,500)	—
	$58,477	$(39,560)	$18,917

	Other intangible assets
At December 31, 2012	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$39,485	$(20,936)	$18,549
Lloyd’s managing agency license	1,867	—	1,867
Covenants not-to-compete	2,130	(1,369)	761
Trademarks and trade names	610	(110)	500
Software	8,730	(8,395)	335
Patents and intellectual property	4,500	(4,333)	167
	$57,322	$(35,143)	$22,179

The useful life of intangible assets with finite lives ranges from one to 25 years, with a weighted-average amortization period of 11 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total
2014	$209	$3,669	$3,878
2015	174	3,008	3,182
2016	—	2,309	2,309
2017	—	1,931	1,931
2018	—	1,497	1,497
2019 and thereafter	—	4,253	4,253
Total remaining amortization expense	$383	$16,667	$17,050
Indefinite lived	1,867	—	1,867
Total	$2,250	$16,667	$18,917

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	December 31, 2013	December 31, 2012
U.S. treasuries	$1,352,413	$1,254,547
Agencies	186,050	315,154
Non-U.S. government (Sovereign debt)	334,580	133,198
Non-U.S. government-backed corporate	237,479	349,514
Corporate	1,803,415	1,607,233
Agency mortgage-backed	336,661	399,619
Non-agency mortgage-backed	243,795	230,747
Commercial mortgage-backed	303,214	361,645
Asset-backed	11,429	8,511
Total fixed maturity investments trading	$4,809,036	$4,660,168

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$4,880	$378	$(11)	$5,247	$—
Non-agency mortgage-backed	11,735	2,414	(6)	14,143	(742)
Commercial mortgage-backed	10,052	970	—	11,022	—
Asset-backed	3,606	223	—	3,829	—
Total fixed maturity investments available for sale	$30,273	$3,985	$(17)	$34,241	$(742)

		Included in Accumulated Other Comprehensive Income
At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Corporate	$7,065	$1,002	$(93)	$7,974	$(85)
Agency mortgage-backed	8,280	632	—	8,912	—
Non-agency mortgage-backed	14,613	2,989	(10)	17,592	(835)
Commercial mortgage-backed	37,292	7,229	—	44,521	—
Asset-backed	4,195	248	—	4,443	—
Total fixed maturity investments available for sale	$71,445	$12,100	$(103)	$83,442	$(920)

(1)
Represents the non-credit component of other-than-temporary impairments recognized in accumulated other comprehensive income adjusted for subsequent sales of securities. It does not include the change in fair value subsequent to the impairment measurement date.

Contractual maturities of fixed maturity investments are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Trading		Available for Sale		Total Fixed Maturity Investments
At December 31, 2013	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$160,345	$160,760	$—	$—	$160,345	$160,760
Due after one through five years	3,109,181	3,118,799	—	—	3,109,181	3,118,799
Due after five through ten years	550,269	551,007	—	—	550,269	551,007
Due after ten years	76,623	83,371	—	—	76,623	83,371
Mortgage-backed	874,099	883,670	26,667	30,412	900,766	914,082
Asset-backed	11,195	11,429	3,606	3,829	14,801	15,258
Total	$4,781,712	$4,809,036	$30,273	$34,241	$4,811,985	$4,843,277

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	December 31, 2013	December 31, 2012

Financials	$152,905	$58,186
Consumer	44,115	—
Industrial, utilities and energy	25,350	—
Healthcare	15,340	—
Basic materials	12,766	—
Communications and technology	4,300	—
Total	$254,776	$58,186

Pledged Investments
At December 31, 2013, $2,081.1 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s syndicated letter of credit facility and bilateral letter of credit facility (2012 - $1,490.9 million). Of this amount, $652.8 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (2012 - $581.2 million).
Reverse Repurchase Agreements
At December 31, 2013, the Company held $37.3 million (2012 - $74.8 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

Year ended December 31,	2013	2012	2011
Fixed maturity investments	$95,907	$103,330	$116,570
Short term investments	1,698	1,007	1,666
Equity investments	2,295	1,086	471
Other investments
Hedge funds and private equity investments	45,810	36,635	27,541
Other	73,692	35,196	10,585
Cash and cash equivalents	191	277	195
	219,593	177,531	157,028
Investment expenses	(11,565)	(11,806)	(10,157)
Net investment income	$208,028	$165,725	$146,871

Net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

Year ended December 31,	2013	2012	2011
Gross realized gains	$72,492	$97,787	$79,358
Gross realized losses	(50,206)	(16,705)	(30,659)
Net realized gains on fixed maturity investments	22,286	81,082	48,699
Net unrealized (losses) gains on fixed maturity investments trading	(87,827)	75,279	19,404
Net realized and unrealized gains (losses) on investments-related derivatives	31,058	(866)	(26,712)
Net realized gains on equity investments trading	26,650	—	—
Net unrealized gains on equity investments trading	42,909	7,626	2,565
Net realized and unrealized gains on investments	$35,076	$163,121	$43,956
Total other-than-temporary impairments	$—	$(395)	$(630)
Portion recognized in other comprehensive income, before taxes	—	52	78
Net other-than-temporary impairments	$—	$(343)	$(552)

The following table provides an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Twelve months ended December 31, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$1,625	$11,997	$13,622
Other comprehensive loss before reclassifications	(1,462)	(481)	(1,943)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(7,548)	(7,548)
Net current-period other comprehensive loss	(1,462)	(8,029)	(9,491)
Ending balance	$163	$3,968	$4,131

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency mortgage-backed	$726	$(11)	$—	$—	$726	$(11)
Non-agency mortgage-backed	—	—	89	(6)	89	(6)
Commercial mortgage-backed	39	—	—	—	39	—
Total	$765	$(11)	$89	$(6)	$854	$(17)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$598	$(30)	$440	$(63)	$1,038	$(93)
Non-agency mortgage-backed	—	—	101	(10)	101	(10)
Total	$598	$(30)	$541	$(73)	$1,139	$(103)

At December 31, 2013, the Company held four fixed maturity investments available for sale securities that were in an unrealized loss position (2012 - 28), including two fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (2012 - 11). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the year ended December 31, 2013 and 2012, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

Other-Than-Temporary Impairment Process
The Company’s process for assessing whether declines in the fair value of its fixed maturity investments available for sale represent impairments that are other-than-temporary includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if the Company has the intent to sell the debt security or (ii) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security.
In assessing the Company’s intent to sell securities, the Company’s procedures may include actions such as discussing planned sales with its third party investment managers, reviewing sales that have occurred shortly after the balance sheet date, and consideration of other qualitative factors that may be indicative of the Company’s intent to sell or hold the relevant securities. For the year ended December 31, 2013, the Company recognized $Nil other-than-temporary impairments due to the Company’s intent to sell these securities as of December 31, 2013 (2012 – $Nil, 2011 - $Nil).
In assessing whether it is more likely than not that the Company will be required to sell a security before its anticipated recovery, the Company considers various factors including its future cash flow forecasts and requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments, fixed maturity investments trading and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2013, the Company recognized $Nil of other-than-temporary impairments due to required sales (2012 – $Nil, 2011 - $Nil).
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
Once the Company determines that it is possible that a credit loss may exist for a security, the Company performs a detailed review of the cash flows expected to be collected from the issuer. The Company estimates expected cash flows by applying estimated default probabilities and recovery rates to the contractual cash flows of the issuer, with such default and recovery rates reflecting long-term historical averages adjusted to reflect current credit, economic and market conditions, giving due consideration to collateral and credit support, if applicable, and discounting the expected cash flows at the purchase yield on the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into: (i) the amount of the total other-than-temporary impairment related to the credit loss; and (ii) the amount of the total other-than-temporary impairment related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For the year ended December 31, 2013, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2012 – $0.3 million and $52 thousand, respectively, 2011 - $0.6 million and $78 thousand, respectively).

The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	2013	2012
Balance – January 1	$838	$2,370
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	8
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	110
Reductions:
Securities sold during the period	(277)	(1,650)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – December 31	$561	$838

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2013	2012
Private equity partnerships	$322,391	$344,669
Catastrophe bonds	229,016	91,310
Senior secured bank loan funds	18,048	202,929
Hedge funds	3,809	5,803
Total other investments	$573,264	$644,711

Interest income, income distributions and net realized and unrealized gains on other investments are included in net investment income and totaled $119.5 million (2012 – $71.8 million, 2011 – $38.1 million) of which $75.8 million was related to net unrealized gains (2012 – $38.2 million, 2011 – $12.7 million). Included in net investment income for the year ended December 31, 2013 is a loss of $3.7 million (2012 - loss of $4.7 million, 2011 - loss of $1.4 million) representing the change in estimate during the period related to the difference between the Company’s estimated net investment income due to the lag in reporting, as discussed in “Note 2. Significant Accounting Policies”, and the actual amount as reported in the final net asset values provided by the Company’s fund managers.
The Company has committed capital to private equity partnerships and other entities of $662.7 million, of which $544.6 million has been contributed at December 31, 2013. The Company’s remaining commitments to these funds at December 31, 2013 totaled $116.2 million. In the future, the Company may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2013			2012
At December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$25,107	$50,000	25.0%	$28,303
Tower Hill	10,000	29.4%	14,506	10,000	28.6%	13,969
Tower Hill Signature	500	25.0%	2,515	500	25.0%	896
Total Tower Hill Companies	60,500		42,128	60,500		43,168
Top Layer Re	65,375	50.0%	50,500	65,375	50.0%	36,664
Angus	10,507	42.5%	9,180	8,226	38.8%	7,892
Other	3,000	22.0%	3,808	—	—%	—
Total investments in other ventures, under equity method	$139,382		$105,616	$134,101		$87,724

Included in the table above is the Company’s investment in Angus Partners LLC (“Angus”). On December 1, 2013, the Company increased its investment in Angus through the transactions described in “Note 10. Noncontrolling Interests”. As a result of these transactions, the Company has cumulatively invested $10.5 million in Angus, representing a 42.5% ownership.
On July 1, 2008, the Company invested $50.0 million in Tower Hill Insurance Group, LLC. (“THIG”) representing a 25.0% equity ownership. Included in the purchase price was $40.0 million of other intangibles and $7.8 million of goodwill, which, in accordance with generally accepted accounting principles, are recorded as “Investments in other ventures, under equity method” rather than “Goodwill and other intangibles” on the Company’s consolidated balance sheet.
The Company originally invested $13.1 million in Top Layer Re, representing a 50.0% ownership. In December 2010, March 2011 and December 2011, primarily as a result of net claims and claim expenses incurred by Top Layer Re with respect to the September 2010, February 2011 New Zealand and Tohoku Earthquakes, respectively, the Company invested an additional $13.8 million, $20.5 million and $18.0 million, respectively, in Top Layer Re, maintaining the Company’s 50% ownership interest.
The table below shows the Company’s equity in earnings (losses) of other ventures, under equity method:

Year ended December 31,	2013	2012	2011
Top Layer Re	$13,836	$20,792	$(37,471)
Tower Hill Companies	10,270	4,965	2,923
Angus	(858)	(2,519)	808
Other	(54)	—	(2,793)
Total equity in earnings (losses) of other ventures	$23,194	$23,238	$(36,533)

Undistributed earnings in the Company’s investments in other ventures, under equity method were $15.5 million at December 31, 2013 (2012 - $19.3 million). During 2013, the Company received $9.9 million of dividends from its investments in other ventures, under equity method (2012 – $9.9 million, 2011 – $9.5 million). During the third quarter of 2011, the Company sold its entire ownership interest in NBIC Holdings, Inc. (“NBIC”), a holding company for a specialty underwriter of homeowners’ insurance products and services, for $12.0 million. Included in Other in the table above for the year ended December 31, 2011 is equity in losses of NBIC of $2.8 million, which was accounted for under the equity method of accounting prior to its sale. As a result of the sale, the Company recorded a $4.8 million gain, included in other income for the year ended December 31, 2011. Except for Top Layer Re, the equity in earnings of Tower Hill Insurance Group, LLC., Tower Hill Holdings, Inc. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”), Angus and the Company’s other category of investments in other ventures are reported one quarter in arrears.

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
Other than the transaction noted below, there have been no material changes in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and 3 during the period represented by these consolidated financial statements. As discussed in greater detail below, the Company transferred its investment in the common shares of Essent Group Ltd. (“Essent”), a U.S. mortgage guaranty insurance company, from Level 3 to Level 1, effective October 31, 2013, the date which Essent became a publicly traded company on the New York Stock Exchange (the “NYSE”). The fair value transferred from Level 3 to Level 1 was $85.6 million.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheet:

At December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,352,413	$1,352,413	$—	$—
Agencies	186,050	—	186,050	—
Non-U.S. government (Sovereign debt)	334,580	—	334,580	—
Non-U.S. government-backed corporate	237,479	—	237,479	—
Corporate	1,803,415	—	1,775,835	27,580
Agency mortgage-backed	341,908	—	341,908	—
Non-agency mortgage-backed	257,938	—	257,938	—
Commercial mortgage-backed	314,236	—	314,236	—
Asset-backed	15,258	—	15,258	—
Total fixed maturity investments	4,843,277	1,352,413	3,463,284	27,580
Short term investments	1,044,779	—	1,044,779	—
Equity investments trading	254,776	254,776	—	—
Other investments
Private equity partnerships	322,391	—	—	322,391
Catastrophe bonds	229,016	—	229,016	—
Senior secured bank loan funds	18,048	—	—	18,048
Hedge funds	3,809	—	—	3,809
Total other investments	573,264	—	229,016	344,248
Other assets and (liabilities)
Derivatives (1)	4,758	823	6,425	(2,490)
Other	(12,991)	—	(12,991)	—
Total other assets and (liabilities)	(8,233)	823	(6,566)	(2,490)
	$6,707,863	$1,608,012	$4,730,513	$369,338

(1)	See “Note 19. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,254,547	$1,254,547	$—	$—
Agencies	315,154	—	315,154	—
Non-U.S. government (Sovereign debt)	133,198	—	133,198	—
Non-U.S. government-backed corporate	349,514	—	349,514	—
Corporate	1,615,207	—	1,587,415	27,792
Agency mortgage-backed	408,531	—	408,531	—
Non-agency mortgage-backed	248,339	—	248,339	—
Commercial mortgage-backed	406,166	—	406,166	—
Asset-backed	12,954	—	12,954	—
Total fixed maturity investments	4,743,610	1,254,547	3,461,271	27,792
Short term investments	821,163	—	821,163	—
Equity investments trading	58,186	58,186	—	—
Other investments
Private equity partnerships	344,669	—	—	344,669
Senior secured bank loan funds	202,929	—	172,334	30,595
Catastrophe bonds	91,310	—	91,310	—
Hedge funds	5,803	—	—	5,803
Total other investments	644,711	—	263,644	381,067
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	2,647	—	—	2,647
Derivatives (1)	4,107	402	3,705	—
Other	7,315	—	(11,551)	18,866
Total other assets and (liabilities)	14,069	402	(7,846)	21,513
	$6,281,739	$1,313,135	$4,538,232	$430,372

(1) See “Note 19. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
The Company’s fixed maturity investments are primarily priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. In general, the pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers, reference data and industry and economic events. Index pricing generally relies on market traders as the primary source for pricing, however models are also utilized to provide prices for all index eligible securities. The models use a variety of observable inputs such as benchmark yields, transactional data, dealer runs, broker-dealer quotes and corporate actions. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index.
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
The Company considers these Level 2 inputs as they are corroborated with other market observable inputs. The techniques generally used to determine the fair value of the Company’s fixed maturity investments are detailed below by asset class.
U.S. treasuries
Level 1 - At December 31, 2013, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.8% and a weighted average credit quality of AA (2012 - 0.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At December 31, 2013, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.3% and a weighted average credit quality of AA (2012 - 0.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at December 31, 2013, had a weighted average effective yield of 1.3% and a weighted average credit quality of AA (2012 - 1.9% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.1% and a weighted average credit quality of AAA at December 31, 2013 (2012 - 0.7% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At December 31, 2013, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 2.7% and a weighted average credit quality of BBB (2012 - 2.6% and A, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At December 31, 2013, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.9%, a weighted average credit quality of AA and a weighted average life of 6.2 years (2012 - 1.3%, AA and 3.3 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At December 31, 2013, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 3.7%, a weighted average credit quality of BBB, and a weighted average life of 4.4 years (2012 - 3.6%, BBB and 4.5 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at December 31, 2013 have a weighted average effective yield of 4.7%, a weighted average credit quality of non-investment grade and a weighted average life of 4.0 years (2012 - 5.2%, non-investment grade and 4.7 years, respectively) . Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (“OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at December 31, 2013 have a weighted average effective yield of 2.1%, a weighted average credit quality of AA, and a weighted average life of 3.3 years (2012 - 1.7%, AA and 3.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At December 31, 2013, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.0%, a weighted average credit quality of AAA and a weighted average life of 3.5 years (2012 - 1.8%, AAA and 3.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
Equity Investments, Classified as Trading
Level 1 - The fair value of the Company’s portfolio of equity investments, classified as trading is primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including applicable securities exchanges. All data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source was used for each security.
At September 30, 2013, the Company had an investment of $48.0 million in the common shares of Essent, a then private U.S. mortgage guaranty insurance company which provides capital to lenders and investors that support financing for homeowner mortgages.  On October 31, 2013, Essent common shares began publicly trading on the NYSE at a share price of $17.00, resulting in a fair value of $85.6 million.  Following the initial public offering, the Company transferred its investment in Essent from other investments to its portfolio of equity investments trading on its consolidated balance sheet and any realized and unrealized gains or losses related to Essent from the initial public offering price are included in net realized and unrealized gains (losses) on investments on the Company’s consolidated statements of operations.  The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares of Essent it holds prior to April 28, 2014.
Other investments
Catastrophe bonds
Level 2 - The Company’s other investments include investments in catastrophe bonds which are recorded at fair value based on broker or underwriter bid indications.
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

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at December 31, 2013 of $13.0 million are principally CSRSUs that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

December 31, 2013	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$15,726	Discounted cash flow (“DCF”)	Credit spread (U)	n/a	n/a	2.3%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.6%
			Dividend rate (O)	n/a	n/a	6.2%
Corporate	11,854	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	27,580
Other investments
Private equity partnerships	322,391	Net asset valuation	Estimated performance (U)	(100.0)%	71.8%	4.8%
Senior secured bank loan funds	18,048	Net asset valuation	Estimated performance (U)	0.5%	0.6%	0.5%
Hedge funds	3,809	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	344,248
Other assets and (liabilities)
Weather contract	(2,490)	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	(2,490)
	$369,338

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of a company with a fair value of $15.7 million. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At December 31, 2013, the dividend rate was 6.2%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.6% and a credit spread of 2.3%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company’s investment in corporate fixed maturity investments determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
The Company’s corporate fixed maturity investments also include an investment in the preferred equity of another company with a fair value of $11.9 million at December 31, 2013. The Company measures the fair value of this investment using an internal valuation model and uses a combination of quantitative and qualitative factors, with a focus on third party valuations, which factors may also include, but are not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts, and capital transactions. In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparability of that transaction and incorporate it into its internal valuation model accordingly. Recent private market transactions of investments similar to that held by the Company have been used to determine the fair value of $11.9 million at December 31, 2013, as the Company believes the recent market transactions represent the price that would be received upon the sale of the Company’s investment in an orderly transaction among market participants. Consequently, should future relevant private market transactions occur, the Company will re-evaluate the information used to determine fair value of this investment and record any adjustments to fair value in its consolidated statements of operations.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $322.4 million of investments in private equity partnerships at December 31, 2013 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended December 31, 2013 was negative 100.0% to positive 71.8% with a weighted average of positive 4.8%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest annual audited financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.
Senior secured bank loan funds
Level 3 - The Company has $18.0 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in these funds result in a lack of current observable market transactions between the fund participants and the funds, and therefore, the Company considers the fair value of its investment in these funds to be determined using Level 3 inputs. The Company obtains and reviews the latest annual audited financial statements to attempt to ensure that these funds are following fair value principles consistent with

GAAP in determining the net asset value. The fair value of the Company’s investment in senior secured bank loan funds is positively correlated to the estimated monthly net asset valuations received from the investment manager.
Hedge funds
Level 3 - The Company has $3.8 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest annual audited financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Weather Contract
Level 3 - The Company has a $2.5 million liability related to a weather contract with the fair value determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in an increase (decrease) to the fair value of the Company’s weather contract liability.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2012	$27,761	$396,526	$19,628	$443,915
Total unrealized gains (losses)
Included in net investment income	31	24,947	—	24,978
Included in other (loss) income	—	—	(3,225)	(3,225)
Total realized (losses) gains
Included in net investment income	—	—	—	—
Included in other (loss) income	—	—	(12,177)	(12,177)
Total foreign exchange losses	—	699	—	699
Purchases	—	48,631	17,287	65,918
Sales	—	(2,842)	—	(2,842)
Settlements	—	(86,894)	—	(86,894)
Balance - December 31, 2012	$27,792	$381,067	$21,513	$430,372
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$31	$24,947	$—	$24,978
Change in unrealized losses for the period included in earnings for assets held at the end of the period included in other (loss) income	$—	$—	$(3,225)	$(3,225)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2013	$27,792	$381,067	$21,513	$430,372
Total unrealized gains (losses)
Included in net investment income	2,288	80,113	(1,331)	81,070
Included in other (loss) income	—	—	(625)	(625)
Total realized losses
Included in net investment income	—	(4,114)	—	(4,114)
Included in other (loss) income	—	—	(2,083)	(2,083)
Total foreign exchange gains	—	1,352	—	1,352
Purchases	—	48,287	(1,722)	46,565
Sales	—	—	—	—
Settlements	(2,500)	(95,144)	—	(97,644)
Reclassified from other assets to other investments	—	18,242	(18,242)	—
Net transfers out of Level 3	—	(85,555)	—	(85,555)
Balance - December 31, 2013	$27,580	$344,248	$(2,490)	$369,338
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$2,288	$78,903	$(1,331)	$79,860
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other (loss) income	$—	$—	$—	$—

Financial Instruments Disclosed, But Not Carried, at Fair Value
The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance, unless the Company elects the fair value option, and therefore, are not included in the amounts discussed herein. The carrying values of cash, accrued interest, receivables for investments sold, certain other assets, payables for investments purchased, certain other liabilities, and other financial instruments not included herein approximated their fair values.
Senior Notes
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At December 31, 2013, the fair value of the 5.75% Senior Notes was $273.9 million (2012 - $281.2 million).
The fair value of RRNAH’s 5.75% Senior Notes is determined using indicative market pricing obtained from third-party service providers, which the Company considers Level 2 in the fair value hierarchy. There have been no changes during the period in the Company’s valuation technique used to determine the fair value of the Senior Notes.

The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for certain financial assets and financial liabilities at fair value using the guidance under FASB ASC Topic Financial Instruments as the Company believes it represents the most meaningful measurement basis for these assets and liabilities. Below is a summary of the balances the Company has elected to account for at fair value:

	2013	2012
Other investments	$573,264	$644,711
Other assets	$—	$21,513

Included in net investment income for the year ended December 31, 2013 was net unrealized gains of $75.8 million related to the changes in fair value of other investments (2012 – $38.2 million, 2011 – $12.7 million). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other (loss) income was $Nil for the year ended December 31, 2013 (2012 – $3.2 million, 2011 – $2.8 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At December 31, 2013	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$322,391	$99,610	See below	See below	See below
Senior secured bank loan funds	18,048	16,635	See below	See below	See below
Hedge funds	3,809	—	See below	See below	See below
Total other investments measured using net asset valuations	$344,248	$116,245

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
Senior secured bank loan funds – The Company has $18.0 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in the closed end funds would liquidate over 4 to 5 years from inception of the respective fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at December 31, 2013 are $3.8 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company fully redeemed the remaining non-side pocket investments in hedge funds during June 2012. The Company will retain its interest in the side pocket investments, referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2013	2012	2011
Premiums written
Direct	$54,334	$36,367	$29,725
Assumed	1,551,078	1,515,224	1,405,251
Ceded	(401,465)	(448,934)	(422,203)
Net premiums written	$1,203,947	$1,102,657	$1,012,773
Premiums earned
Direct	$44,530	$34,028	$17,794
Assumed	1,482,511	1,465,701	1,356,205
Ceded	(412,415)	(430,374)	(422,950)
Net premiums earned	$1,114,626	$1,069,355	$951,049
Claims and claim expenses
Gross claims and claim expenses incurred	$185,139	$403,491	$1,270,487
Claims and claim expenses recovered	(13,852)	(78,280)	(409,308)
Net claims and claim expenses incurred	$171,287	$325,211	$861,179

The reinsurers with the three largest balances accounted for 28.2%, 19.9% and 11.0%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2013 (2012 - 14.3%, 14.3% and 12.6%, respectively). The valuation allowance recorded against reinsurance recoverable was $1.7 million at December 31, 2013 (2012 - $4.5 million). The three largest company-specific components of the valuation allowance represented 14.2%, 12.5% and 3.1%, respectively, of the Company’s total valuation allowance at December 31, 2013 (2012 - 44.1%, 26.7% and 6.1%, respectively).
NOTE 8. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a claim to the Company and the settlement of the Company’s liability may be many years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserve for claims and claim expenses of the Company, and at other times requiring a reallocation of incurred but not reported (“IBNR”) reserves to specific case reserves or additional case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in the results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to the Company’s reserve for claims and claim expenses can impact current year net income (loss) by increasing net income or decreasing net loss if the estimates of prior years claims and claim expense reserves prove to be overstated or by decreasing net income or increasing net loss if the estimates of prior years claims and claim expense reserves prove to be insufficient.
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
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2013	2012	2011
Net reserves as of January 1	$1,686,865	$1,588,325	$1,156,132
Net incurred related to:
Current year	315,241	483,180	993,168
Prior years	(143,954)	(157,969)	(131,989)
Total net incurred	171,287	325,211	861,179
Net paid related to:
Current year	32,212	84,056	299,299
Prior years	363,235	142,615	129,687
Total net paid	395,447	226,671	428,986
Net reserves as of December 31	1,462,705	1,686,865	1,588,325
Reinsurance recoverable as of December 31	101,025	192,512	404,029
Gross reserves as of December 31	$1,563,730	$1,879,377	$1,992,354

The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2013	2012	2011
Catastrophe Reinsurance	$(102,037)	$(110,568)	$(59,137)
Specialty Reinsurance	(34,111)	(34,146)	(77,761)
Lloyd’s	(8,256)	(16,202)	478
Other	450	2,947	4,431
Total favorable development of prior accident years net claims and claim expenses	$(143,954)	$(157,969)	$(131,989)

Catastrophe Reinsurance Segment
The Company reviews substantially all of its catastrophe reinsurance claims and claim expense reserves quarterly. The Company’s quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining the Company’s best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist the Company in developing its best estimate. This process is judgmental in that it involves reviewing changes in paid and reported claims each period and adjusting the Company’s estimates of the ultimate expected claims for each event where there are developments that are different from the Company’s previous expectations. If the Company determines that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. The level of the Company’s claims associated with certain catastrophes can be very large. For example, within the Company’s Catastrophe Reinsurance segment, initial estimated ultimate claims associated with the 2005 Hurricanes, Katrina, Rita and Wilma, were over $1.3 billion, the 2008 Hurricanes, Gustav and Ike, were over $530 million and the large losses of 2011 (including the 2011 New Zealand Earthquake, the Tohoku Earthquake, the large U.S. tornadoes, flooding in Australia, certain aggregate losses, Hurricane Irene and the Thailand Floods) were over $1.1 billion. As a result, small percentage changes in the estimated ultimate claims of large catastrophic events can significantly impact the Company’s reserves for claims and claim expenses in subsequent periods.

Specialty Reinsurance Segment
When initially developing reserving techniques for the Company’s specialty reinsurance coverages, the Company considered estimating reserves utilizing several actuarial techniques such as paid and reported claims development methods. The Company elected to use the Bornhuetter-Ferguson actuarial method because this method is appropriate for lines of business, such as its specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively impacted by one particular year or quarter of actual paid and/or reported claims data. This method uses initial expected claims ratio expectations to the extent that claims are not paid or reported, and it assumes that past experience is not fully representative of the future. As the Company’s reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims is reflected in the respective reporting period as a change in estimate. The Company reevaluates its actuarial reserving techniques on a periodic basis.
The Company reviews substantially all of its specialty reinsurance claims and claim expense reserves quarterly. Typically, the quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing the Company’s overall experience by underwriting year and in the aggregate. The Company monitors its expected ultimate claims and claim expense ratios and expected claims reporting assumptions on a quarterly basis and compares them to its actual experience. These actuarial assumptions are generally reviewed annually, based on input from the Company’s actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage the Company provides, changes in industry results for similar business, as well as its actual experience, to the extent the Company has enough data to rely on its own experience. If the Company determines that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified.
Lloyd’s Segment
The Company uses the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within its Lloyd’s segment for its property and casualty (re)insurance contracts and quota share reinsurance business. The comments discussed above relating to the Company’s reserving techniques and processes for the Company’s Specialty Reinsurance segment also apply to the Company’s Lloyd’s segment. In addition, certain of the Company’s coverages may be impacted by natural and man-made catastrophes. The Company estimates claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the Company’s Catastrophe Reinsurance segment discussed above.
Other Category
The Company uses the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within its Other category for its property and casualty insurance contracts and quota share reinsurance business. The comments discussed above relating to the Company’s reserving techniques and processes for its Specialty Reinsurance and Lloyd’s segments also apply to the Company’s Other category. In addition, certain of the Company’s coverages may be impacted by natural and man-made catastrophes. The Company estimates claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the Company’s Catastrophe Reinsurance segment discussed above.

Development of Liability for Unpaid Claims and Claim Expenses
The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd's Segment	Other	Total
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$44,460	$—	$3,825	$—	$48,285
Tohoku Earthquake and Tsunami (2011)	18,033	1,000	—	—	19,033
Hurricanes Gustav & Ike (2008)	16,261	—	—	404	16,665
New Zealand Earthquake (2011)	10,944	—	—	—	10,944
Windstorm Kyrill (2007)	8,244	—	—	—	8,244
Hurricane Isaac (2012)	(2,610)	—	—	—	(2,610)
New Zealand Earthquake (2010)	(11,040)	(300)	—	—	(11,340)
Other	776	1,763	1,442	1,325	5,306
Total large catastrophe events	85,068	2,463	5,267	1,729	94,527
Small catastrophe events
U.S. PCS 83 Wind and Thunderstorm (2012)	3,500	—	—	—	3,500
U.S. PCS 76 Wind and Thunderstorm (2012)	300	—	—	—	300
U.S. PCS 70 Wind and Thunderstorm (2012)	(8,225)	—	—	—	(8,225)
Other	21,394	—	—	—	21,394
Total small catastrophe events	16,969	—	—	—	16,969
Total catastrophe net claims and claim expenses	$102,037	$2,463	$5,267	$1,729	$111,496
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	21,216	3,263	(2,179)	22,300
Actuarial assumption changes	—	10,432	(274)	—	10,158
Total attritional net claims and claim expenses	$—	$31,648	$2,989	$(2,179)	$32,458
Total favorable development of prior accident years net claims and claim expenses	$102,037	$34,111	$8,256	$(450)	$143,954

Catastrophe Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Catastrophe Reinsurance segment in 2013 of $102.0 million was primarily due to $44.5 million, $18.0 million, $16.3 million and $10.9 million of favorable development related to reductions in the expected ultimate net loss for Storm Sandy, the Tohoku Earthquake, the 2008 Hurricanes and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $34.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of the Company’s formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development on the 2010 New Zealand Earthquake, U.S. PSC 70 and Hurricane Isaac of $11.0 million, $8.2 million and $2.6 million, respectively, associated with an increase in reported gross ultimate losses.
Specialty Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Specialty Reinsurance segment in 2013 of $34.1 million was primarily driven by $10.4 million associated with actuarial assumption changes, principally in the Company’s casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $23.7 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of the Company’s formulaic actuarial reserving methodology.
Lloyd’s Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Lloyd’s segment of $8.3 million during 2013 was principally driven by a $5.3 million decrease in the estimated ultimate net claims and claim expenses related to large catastrophes, including $3.8 million related to Storm Sandy, and $3.3 million related to reported claims coming in lower than expected on prior accident years events as a result of the application of the Company’s formulaic actuarial reserving methodology and partially offset by adverse development of $0.3 million related to assumption changes.
Other Category
The net adverse development on prior accident years of $0.5 million for 2013 within the Company’s Other category was principally the result of $2.2 million related to the application of the Company’s formulaic actuarial reserving methodology with the increases being due to actual paid and reported claim activity coming in higher than what was originally anticipated when setting the initial reserves; partially offset by favorable development of $1.7 million related to large catastrophe events.

The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for the year ended December 31, 2012 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2012	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd’s Segment	Other	Total
Catastrophe net claims and claim expenses
Large catastrophe events
Chile Earthquake (2010)	$24,575	$—	$—	$—	$24,575
Hurricanes Gustav & Ike (2008)	17,541	—	—	2,926	20,467
U.K. Floods (2007)	17,271	—	—	—	17,271
Hurricanes Katrina, Rita and Wilma (2005)	6,420	3,000	—	(1,690)	7,730
Hurricane Irene (2011)	4,630	—	2,500	—	7,130
Thailand Floods (2011)	3,933	—	5,500	—	9,433
Tohoku Earthquake and Tsunami (2011)	3,896	—	—	—	3,896
Windstorm Kyrill (2007)	3,417	—	—	—	3,417
New Zealand Earthquake (2010)	(3,570)	—	—	—	(3,570)
New Zealand Earthquake (2011)	(17,912)	—	—	—	(17,912)
Other	2,542	—	1,476	(65)	3,953
Total large catastrophe events	62,743	3,000	9,476	1,171	76,390
Small catastrophe events
Danish Floods (2011)	5,000	—	—	—	5,000
U.S. PCS 63 Winter Storm (2011)	5,000	—	—	—	5,000
U.S. PCS 42 Winter Storm (2011)	2,560	—	—	—	2,560
U.S. PCS 53 Winter Storm (2011)	2,558	—	—	—	2,558
Other	32,707	—	—	—	32,707
Total small catastrophe events	47,825	—	—	—	47,825
Total catastrophe net claims and claim expenses	$110,568	$3,000	$9,476	$1,171	$124,215
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$16,747	$8,011	$(4,118)	$20,640
Actuarial assumption changes	—	14,399	(1,285)	—	13,114
Total attritional net claims and claim expenses	$—	$31,146	$6,726	$(4,118)	$33,754
Total favorable development of prior accident years net claims and claim expenses	$110,568	$34,146	$16,202	$(2,947)	$157,969

Catastrophe Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Catastrophe Reinsurance segment in 2012 of $110.6 million was primarily due to net reductions of $84.2 million arising from the estimated ultimate claims of large catastrophe events, including the 2010 Chilean Earthquake, the 2008 Hurricanes, the 2007 U.K. Flooding, the 2005 Hurricanes, Hurricane Irene of 2011, the 2011 Thailand Floods and the Tohoku Earthquake, as reported claims came in better than expected. The remainder of the favorable development of prior accident years net claims and claim expenses of $47.8 million was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, principally resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was a $17.9 million and $3.6 million increase in net claims and claim expenses from the 2011 and 2010 New Zealand Earthquake, respectively, primarily as a result of increased cedant gross ultimate loss estimates.
Specialty Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Specialty Reinsurance segment in 2012 of $34.1 million includes $14.4 million associated with actuarial assumption changes, principally in the Company’s casualty and medical malpractice lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, and $16.7 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of the Company’s formulaic actuarial reserving methodology, and $3.0 million related to reductions in the estimated ultimate losses from the 2005 Hurricanes.
Lloyd’s Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Lloyd’s segment of $16.2 million during 2012 was principally due to favorable development of $8.0 million due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of the Company’s formulaic actuarial reserving methodology, $5.5 million related to the 2011 Thailand Floods, $2.5 million related to Hurricane Irene, and $1.5 million due to lower than expected reported claims for catastrophe losses within the Lloyd’s segment’s property catastrophe reinsurance book of business, partially offset by $1.3 million of adverse development related to actuarial assumption changes.
Other Category
The net adverse development on prior accident years of $2.9 million for 2012 within the Company’s Other category was principally the result of a loss portfolio transfer entered into by the Company on October 1, 2012, in respect of its contractor’s liability book of business within RenaissanceRe Specialty Risks, whereby the Company paid consideration of $36.5 million to transfer net liabilities of $29.1 million, resulting in a loss of $7.4 million which is recorded above as prior accident years attritional net claims and claims expenses in the Company’s Other category, partially offset by reductions in reported losses on certain attritional loss contracts and favorable development related to catastrophe events, primarily the 2008 Hurricanes.

The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for the year ended December 31, 2011 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2011	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd’s Segment	Other	Total
Catastrophe net claims and claim expenses
Large catastrophe events
Tropical Cyclone Tasha (2010)	$13,922	$3,000	$—	$—	$16,922
Hurricanes Katrina, Rita and Wilma (2005)	10,008	6,215	—	4,633	20,856
Chilean Earthquake (2010)	8,455	4,688	—	—	13,143
World Trade Center (2001)	4,701	—	—	—	4,701
Hurricanes Charley, Francis, Ivan and Jeanne (2004)	4,076	—	—	476	4,552
U.K. Floods (2007)	3,635	—	—	—	3,635
Windstorm Kyrill (2007)	2,494	—	—	—	2,494
Hurricanes Gustav & Ike (2008)	—	—	—	(866)	(866)
New Zealand Earthquake (2010)	(15,179)	—	—	—	(15,179)
Total large catastrophe events	32,112	13,903	—	4,243	50,258
Small catastrophe events
U.S. PCS 21 Wildland Fire (2007)	4,554	—	—	—	4,554
U.S. PCS 33 Great Midwest Storm (2010)	3,125	—	—	—	3,125
U.S. PCS 31 Wind and Thunderstorm (2010)	3,039	—	—	—	3,039
U.S. PCS 96 Wind and Thunderstorm (2010)	2,288	—	—	—	2,288
Other	14,019	—	—	—	14,019
Total small catastrophe events	27,025	—	—	—	27,025
Total catastrophe net claims and claim expenses	$59,137	$13,903	$—	$4,243	$77,283
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$37,058	$(478)	$1,389	$37,969
Actuarial assumption changes	—	26,800	—	(10,063)	16,737
Total attritional net claims and claim expenses	$—	$63,858	$(478)	$(8,674)	$54,706
Total favorable development of prior accident years net claims and claim expenses	$59,137	$77,761	$(478)	$(4,431)	$131,989

Catastrophe Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Catastrophe Reinsurance segment in 2011 of $59.1 million was due to net reductions of $47.3 million arising from the estimated ultimate claims of large catastrophe events, including the 2005 Hurricanes and the World Trade Center, for which the claims are principally paid and the amount of additional reported claims has slowed considerably and therefore the ultimate claims were reduced, and Tropical Cyclone Tasha and the Chilean Earthquake, as reported claims came in better than expected in 2011. Partially offsetting the above reductions in estimated ultimate claims during 2011, the Company increased its estimated ultimate claims for the 2010 New Zealand Earthquake by $15.2 million due to additional claims reporting information being available to the Company. The remainder of the favorable development of prior accident years net claims and claim expenses of $27.0 million was due to a reduction in ultimate claims on a large number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims and claim expenses for these events.
Specialty Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Specialty Reinsurance segment in 2011 of $77.8 million includes: $26.8 million associated with actuarial assumption changes, principally in the Company’s workers’ compensation quota share and per risk and property risk and energy lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected; $13.9 million due to reductions in case reserves and additional case reserves for certain large catastrophe events; and the remainder of $37.1 million due to reported claims coming in better than expected in 2011 on prior accident years events, as a result of the application of the Company’s formulaic actuarial reserving methodology.
Lloyd’s Segment
The Company commenced its Lloyd’s operations in mid-2009 and the net adverse development on prior accident years net claims and claim expenses in this segment for the year ended December 31, 2011 amounted to $0.5 million which principally related to the 2010 New Zealand Earthquake.
Other Category
The net adverse development on prior accident years of $4.4 million in 2011 within the Company’s Other category was principally due to the contractor’s liability book of business, which experienced higher than expected reported losses, and was subsequently subject to a comprehensive actuarial review during the fourth quarter of 2011, which review resulted in an increase of $10.1 million to the estimated ultimate claims and claim expenses related to this book of business due to changes in the actuarial assumptions. The total gross reserve for claims and claim expenses for the construction defect book of business at December 31, 2011 was $58.8 million. Partially offsetting the adverse development on prior accident years within the construction defect book of business, noted above, was favorable development of $4.2 million related to large catastrophe events, principally the 2005 Hurricanes, and $1.4 million related to the application of the Company’s formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves.
Assumed Reinsurance Contracts Classified As Deposit Contracts
Net claims and claim expenses incurred were reduced by $0.4 million during 2013 (2012 – $0.1 million, 2011 – $0.2 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only.  Other loss was decreased by $0.1 million during 2013 (2012 – other loss decreased by $7.5 million, 2011 – other loss increased by $0.1 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only.  Aggregate deposit liabilities of $39.7 million are included in reinsurance balances payable at December 31, 2013 (2012 – $41.2 million) and aggregate deposit assets of $Nil are included in other assets at December 31, 2013 (2012 – $Nil) associated with these contracts.

NOTE 9. DEBT
5.75% Senior Notes
On March 17, 2010, RRNAH issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity, subject to the payment of a “make-whole” premium. The notes were issued pursuant to an Indenture, dated as of March 17, 2010, by and among RenaissanceRe, RRNAH, and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of March 17, 2010. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.
5.875% Senior Notes
In January 2003, RenaissanceRe issued $100.0 million, which represented the carrying amount on the Company’s consolidated balance sheet, of 5.875% Senior Notes due February 15, 2013, with interest on the notes payable on February 15 and August 15 of each year. RenaissanceRe repaid the full $100.0 million of its outstanding 5.875% Senior Notes upon their scheduled maturity of February 15, 2013 using available cash and investments.
RenaissanceRe Revolving Credit Facility
RenaissanceRe is a party to a credit agreement, dated as of May 17, 2012 (the “Credit Agreement”), with various banks and financial institutions parties thereto (collectively, the “Lenders”), Wells Fargo Bank, National Association (“Wells Fargo”), as fronting bank, letter of credit administrator and administrative agent (the “Administrative Agent”) for the Lenders, and certain other agents. The Credit Agreement previously provided for commitments from the Lenders in an aggregate amount of $150.0 million, including the issuance of letters of credit for the respective accounts of RenaissanceRe and certain of RenaissanceRe’s subsidiaries. Effective as of May 23, 2013, RenaissanceRe entered into a First Amendment and Joinder to Credit Agreement (the “Amendment”) with the Administrative Agent and the Lenders. Among other items, the Amendment (i) increased the aggregate commitment of the Lenders to $250.0 million, (ii) added an additional bank as a Lender, and (iii) eliminated the commitment of the Lenders to issue letters of credit. After giving effect to the Amendment, RenaissanceRe has the right, subject to certain conditions, to increase the size of the facility up to $350.0 million.
Amounts borrowed under the Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Credit Agreement) plus a margin, all as more fully set forth in the Credit Agreement. At December 31, 2013, the Company has not borrowed any amounts under the Credit Agreement.
The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit RenaissanceRe and its subsidiaries’ ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances, the Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that for the year ending December 31, 2014, the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed approximately $2.3 billion and $1.1 billion, respectively (the “Net Worth Requirements”). The Net Worth Requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Credit Agreement. The commitments under the Credit Agreement expire on May 17, 2015.
In the event of the occurrence and continuation of certain events of default, the administrative agent shall, at the request of the Required Lenders (as defined in the Credit Agreement), or may, with the consent of the Required Lenders, among other things, take any or all of the following actions: terminate the Lenders’ obligations to make loans and accelerate the outstanding obligations of RenaissanceRe under the Credit Agreement.

Syndicated Letter of Credit Facility
Effective May 17, 2012, RenaissanceRe and certain of its affiliates, Renaissance Reinsurance, Renaissance Reinsurance of Europe (“ROE”), RenaissanceRe Specialty Risks and DaVinci (such affiliates, collectively, the “Account Parties”), entered into a Fourth Amended and Restated Reimbursement Agreement with various banks and financial institutions parties thereto (collectively, the “Banks”), Wells Fargo, as issuing bank, administrative agent and collateral agent for the Banks, and certain other agents (the “Reimbursement Agreement”). The Reimbursement Agreement amended and restated in its entirety the Third Amended and Restated Reimbursement Agreement, dated as of April 22, 2010, which was terminated concurrently with the effectiveness of the Reimbursement Agreement. The commitments under the Reimbursement Agreement expire on May 17, 2015.
Effective March 28, 2013, RenaissanceRe reduced the commitments under the facility from $450.0 million to $250.0 million. The reductions were implemented in connection with a reassessment of the future collateral needs of RenaissanceRe, taking into account, among other things, its access to alternative sources of credit enhancement. Prior to the expiration date of May 17, 2015, the commitments under the facility may be increased from time to time up to an amount not to exceed $600.0 million in the aggregate, subject to RenaissanceRe satisfying certain conditions.
The Reimbursement Agreement contains representations, warranties and covenants in respect of RenaissanceRe, the Account Parties and their respective subsidiaries that are customary for facilities of this type, including customary covenants limiting the ability to merge, consolidate and sell a substantial amount of assets. The Reimbursement Agreement contains certain financial covenants requiring RenaissanceRe and DaVinci to maintain for the year ending December 31, 2014, a minimum net worth of approximately $2.0 billion and $781.2 million, respectively, which requirements are recalculated effective as of the end of each fiscal year, all as more fully set forth in the Reimbursement Agreement.
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
At December 31, 2013, the Company had $162.3 million of letters of credit with effective dates on or before December 31, 2013 outstanding under the Reimbursement Agreement.
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective October 1, 2013, each of ROE and RenaissanceRe Specialty U.S. became parties to the existing Bilateral Facility provided pursuant to the facility letter, dated September 17, 2010 and amended July 14, 2011 (as so amended, the “Facility Letter”), among Citibank Europe plc (“CEP”) and the existing participants: Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (collectively, with ROE and RenaissanceRe Specialty U.S., the “Bilateral Facility Participants”).
The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants (inclusive of ROE and RenaissanceRe Specialty U.S.) and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million, subject to a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. The Bilateral Facility was to expire on December 31, 2013; however effective October 1, 2013, the Bilateral Facility was extended to December 31, 2014. The Bilateral Facility is evidenced by the Facility Letter and five separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At December 31, 2013, the Bilateral Facility of $258.3 million remained unused and available to the Bilateral Facility Participants.
Under the Bilateral Facility, each of the Bilateral Facility Participants is severally obligated to pledge to CEP at all times during the term of the Bilateral Facility certain securities with a collateral value (as determined as therein provided) that equals or exceeds 100% of the aggregate amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies with respect to such Bilateral Facility Participant, including terminating its commitment to such Bilateral Facility Participant under the Bilateral Facility and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each Bilateral Facility Participant makes, as to itself, representations and warranties that are customary for facilities of this type and severally agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
Funds at Lloyd’s Letter of Credit Facility
On April 26, 2010, Renaissance Reinsurance and CEP entered into an Amended and Restated Pledge Agreement (the “Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, which provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. At December 31, 2013, letters of credit issued by CEP under the Master Reimbursement Agreement were outstanding in the amount of $281.0 million and £60.0 million, respectively. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Master Reimbursement Agreement certain securities with a collateral value equal to 100% of the aggregate amount of the then-outstanding letters of credit issued under the Master Reimbursement Agreement.
Letters of Credit
At December 31, 2013, the Company had total letters of credit outstanding under all facilities of $584.4 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
DaVinciRe Loan Agreement
On March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40:1 and a net worth of no less than $500.0 million. On December 21, 2012, DaVinciRe repaid $100.0 million of principal under the Loan Agreement and at December 31, 2013, $100.0 million remained outstanding under the Loan Agreement. No additional amounts may be borrowed by DaVinciRe under the Loan Agreement.
Renaissance Trading Guarantees
At December 31, 2013, RenaissanceRe had provided guarantees in the aggregate amount of $50.8 million to certain counterparties of the weather and energy risk operations of Renaissance Trading, subsequently renamed as Munich Re Trading LLC, one of the entities acquired by Munich in the REAL transaction. Although the guarantees issued by RenaissanceRe to certain counterparties of Renaissance Trading remained in effect at December 31, 2013, in conjunction with the purchase agreement of REAL, Munich has agreed, effective October 1, 2013, to indemnify RenaissanceRe against any liabilities, losses and damages that may arise as a result of any transaction between Renaissance Trading and a counterparty that has been provided a guarantee by RenaissanceRe.

Interest Paid and Scheduled Debt Maturity
Interest paid on the Company’s debt totaled $20.1 million for the year ended December 31, 2013 (2012 – $23.1 million, 2011 – $23.8 million).
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2013:

2014	$—
2015	—
2016	—
2017	—
2018	—
After 2018	250,000
Unamortized debt issuance expenses	(570)
$249,430

NOTE 10. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets are detailed below:

	2013	2012
Redeemable noncontrolling interest - DaVinciRe	$1,063,368	$968,259
Redeemable noncontrolling interest - Medici	36,492	—
Redeemable noncontrolling interest	$1,099,860	$968,259

Noncontrolling interest - Angus Fund	$—	$3,991

A summary of the Company’s noncontrolling interests on its consolidated statements of operations are detailed below:

	2013	2012	2011
Redeemable noncontrolling interest - DaVinciRe	$150,581	$147,499	$(33,697)
Redeemable noncontrolling interest - Medici	617	—	—
Noncontrolling interest - Angus Fund	(54)	541	540
Net income (loss) attributable to noncontrolling interests	$151,144	$148,040	$(33,157)

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 27.3% at December 31, 2013 (2012 - 30.8%).
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
Effective January 1, 2012, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In connection with the sale by the existing third party shareholder, DaVinciRe retained a $4.9 million holdback.  In addition, effective January 1, 2012, the Company sold a portion of its shares of DaVinciRe to a separate new third party shareholder.  The Company sold these shares for $98.9 million, net of a $10.0 million reserve holdback due from DaVinciRe.  The Company’s noncontrolling economic ownership in DaVinciRe was 42.8% at December 31, 2011 and subsequent to the above transactions, its noncontrolling economic ownership interest in DaVinciRe decreased to 34.7% effective January 1, 2012.
Certain third party shareholders of DaVinciRe submitted repurchase notices on or before the required annual redemption notice date of March 1, 2012, in accordance with the Shareholders Agreement.  The repurchase notices submitted on or before March 1, 2012, were for shares of DaVinciRe with a GAAP book value of $53.2 million at December 31, 2012.
On June 1, 2012, DaVinciRe completed an equity raise of $49.3 million from a new third party investor.  In addition, the Company and an existing third party investor each sold $24.7 million in common shares of DaVinciRe to another existing third party investor, for a total of $49.4 million.  In connection with the sale by the Company and the existing third party investor, DaVinciRe retained a $5.0 million holdback.  As a result of the above transactions, the Company’s noncontrolling economic ownership in DaVinciRe decreased to 31.5% effective January 1, 2012.
On October 1, 2012, the Company sold a portion of its shares of DaVinciRe to a new third party shareholder for $9.8 million. The Company’s noncontrolling economic ownership in DaVinciRe decreased to 30.8% effective January 1, 2012 as a result of this sale.
During January 2013, DaVinciRe redeemed shares from certain DaVinciRe shareholders (including those who submitted redemption notices in advance of the March 1, 2012 annual redemption notice date, as discussed above) while certain other DaVinciRe shareholders purchased additional shares in DaVinciRe. The net redemption as a result of these transactions was $150.0 million. In connection with the redemptions, DaVinciRe retained a $20.5 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe was 30.8% at December 31, 2012 and subsequent to the above transactions, the Company’s noncontrolling economic ownership in DaVinciRe increased to 32.9% effective January 1, 2013.
Effective October 1, 2013, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In addition, effective October 1, 2013, the Company sold a portion of its shares of DaVinciRe to the same new third party shareholder.  The Company sold these shares for $77.4 million and subsequent to the above transactions, the Company’s noncontrolling economic ownership interest in DaVinciRe decreased, and was 27.3% at December 31, 2013.
See “Note 23. Subsequent Events” for additional information related to DaVinciRe shareholder transactions which occurred during January 2014.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2013	2012
Balance – January 1	$968,259	$657,727
Redemption of shares from redeemable noncontrolling interest	(209,356)	—
Sale of shares to redeemable noncontrolling interest	153,884	163,033
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	150,581	147,499
Balance – December 31	$1,063,368	$968,259

Redeemable Noncontrolling Interest - Medici
Medici is an exempted fund incorporated under the laws of Bermuda and its objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. Prior to June 1, 2013, Medici was a wholly owned subsidiary of Fund Holdings, which in turn is a wholly owned subsidiary of RenaissanceRe.
Subsequent to June 1, 2013, third-party investors subscribed for, and redeemed, an aggregate of $37.2 million and $1.3 million, respectively, of the participating, non-voting common shares of Medici. As a result of the third-party investments during the period from June 1, 2013 through December 31, 2013, the Company’s ownership in Medici was 73.9% at December 31, 2013. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici. As the participating, non-voting common shares of Medici have redemption features which are outside the control of the issuer, the portion related to the redeemable noncontrolling interest in Medici is recorded in the mezzanine section of the consolidated balance sheets of the Company.
See “Note 23. Subsequent Events” for additional information related to Medici transactions which occurred subsequent to December 31, 2013.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

2013
Balance – January 1	$—
Redemption of shares from redeemable noncontrolling interest	(1,325)
Sale of shares to redeemable noncontrolling interest	37,200
Net income attributable to redeemable noncontrolling interest	617
Balance – December 31	$36,492

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RRCA, both formerly wholly owned subsidiaries of the Company, formed the Angus Fund with other equity investors. The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries and Angus was formed to provide commodity related risk management products to third party customers.
As part of the agreement to sell REAL to Munich (see “Note 3. Discontinued Operations” for additional information), the former general partner of the Angus Fund, REAL, transferred its general partner ownership interest to RRV U.S. Holdings LLC (“RRV U.S.”), a wholly owned subsidiary of the Company, representing a $55 thousand investment in the Angus Fund, or a 1.1% ownership interest at December 1, 2013 (December 31, 2012 - $55 thousand and 1.1%, respectively), and RRCA, the former limited partner, transferred its limited partner ownership interest to RenTech U.S. Holdings LLC (“RenTech”), a wholly owned subsidiary of the Company, representing a $2.0 million investment in the Angus Fund, or a 35.0%

ownership interest at December 1, 2013 (December 31, 2012 - $2.0 million and 35.1%, respectively). There was no gain or loss recognized on the above transactions.
Effective December 1, 2013, both RRV U.S. and RenTech contributed their ownership interests in the Angus Fund to Angus for $2.3 million, in return for equity interests in Angus. The Company previously had an equity interest of 38.8% in Angus, and as a result of these transactions, its equity interest in Angus has increased to 42.5%. In addition, these transactions resulted in $1.7 million of additional goodwill related to the Company’s additional investment in Angus.
Prior to December 1, 2013, the Angus Fund met the definition of a VIE, therefore the Company evaluated its ownership in the Angus Fund to determine if it was the primary beneficiary. The Company had concluded it was the primary beneficiary of the Angus Fund as it had the power to direct, and had more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund were consolidated. The portion of the Angus Fund’s earnings owned by third parties was recorded in the consolidated statements of operations as net (income) loss attributable to noncontrolling interest. Effective December 1, 2013, the Company concluded that it no longer had the power to direct the activities, nor was it the primary beneficiary, of the Angus Fund and as a result, it was deconsolidated. The Company’s equity investment in Angus is recorded under investments in other ventures, under equity method on its consolidated balance sheet. See “Note. 5 Investments” for additional information related to the Company’s investments in other ventures, under equity method.
The activity in noncontrolling interest is detailed in the table below:

	2013	2012
Balance – January 1	$3,991	$3,340
Sale of shares to noncontrolling interest	—	300
Adjustment of ownership interest	(3,709)	—
Net (loss) income attributable to noncontrolling interest	(54)	541
Dividends on common shares	(228)	(190)
Balance – December 31	$—	$3,991

NOTE 11. VARIABLE INTEREST ENTITIES
Upsilon Reinsurance Ltd. (“Upsilon Re”)
Effective January 1, 2012, the Company formed and launched a managed joint venture, Upsilon Re, a Bermuda domiciled SPI, to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market for the 2012 underwriting year. The original business was written by Renaissance Reinsurance of Europe (“ROE”), a wholly owned subsidiary of RenaissanceRe, and included $37.4 million of gross premiums written incepting between January 1, 2012 and June 1, 2012. A portion of this business was in turn ceded to Upsilon Re under a fully-collateralized retrocessional reinsurance contract, effective January 1, 2012. In conjunction with the formation and launch of Upsilon Re, $16.8 million of non-voting Class B shares were sold to external investors, and the Company invested $48.8 million in Upsilon Re’s non-voting Class B shares, representing a 74.5% ownership interest in Upsilon Re. The Class B shareholders participate in substantially all of the profits or losses of Upsilon Re while the Class B shares remain outstanding. The holders of Class B shares indemnify Upsilon Re against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $17.6 million of capital through a reinsurance participation (a third party quota share agreement) with ROE alongside Upsilon Re. Inclusive of the reinsurance participation, the Company had a 61.4% participation in the original risks assumed by ROE. Both Upsilon Re and the reinsurance participation were managed by RUM in return for an expense override. Through RUM, the Company was eligible to receive a potential underwriting profit commission in respect of Upsilon Re. Upsilon Re is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon Re is consolidated by the Company and all significant inter-company transactions have been eliminated.
During 2013, Upsilon Re redeemed all of its outstanding third party non-voting Class B shares for $23.0 million as a result of the scheduled expiration of certain risks underwritten by Upsilon Re. Following these redemptions, no third-party non-voting Class B Shares remained outstanding.  In addition, the Company has authorized the release of all collateral provided to a third party investor who participated in risks underwritten by ROE related to Upsilon Re through the reinsurance participation. At December 31, 2013, the Company’s consolidated balance sheet included total assets and total liabilities of $Nil and $Nil, respectively, related to Upsilon (2012 - $93.5 million and $93.5 million, respectively).
Timicuan Reinsurance III Limited (“Tim Re III”)
Effective June 1, 2012, the Company formed and launched a managed joint venture, Tim Re III, a Bermuda domiciled SPI, to provide collateralized reinsurance in respect of a portfolio of Florida reinstatement premium protection (“RPP”) contracts. The original business was written by Renaissance Reinsurance and DaVinci, and included $41.1 million of gross premiums written incepting June 1, 2012 and Renaissance Reinsurance and DaVinci ceded $37.7 million to Tim Re III under a fully-collateralized reinsurance contract. In conjunction with the formation and launch of Tim Re III, $44.8 million of non-voting Class B shares were sold to external investors. Additionally, $10.3 million of the non-voting Class B shares were acquired by the Company, representing an 18.6% ownership interest in Tim Re III. The Class B shareholders participate in substantially all of the profits or losses of Tim Re III while the Class B shares remain outstanding. The holders of Class B shares indemnify Tim Re III against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. In addition, another third party investor supplied $5.2 million of capital through a reinsurance participation with Renaissance Reinsurance and DaVinci, alongside Tim Re III. Inclusive of the reinsurance participation, the Company had a 17.1% participation in the original risks assumed by Renaissance Reinsurance and DaVinci related to Tim Re III. Both Tim Re III and the reinsurance participation were managed by RUM. Through RUM, the Company was eligible to receive a potential underwriting profit commission in respect of Tim Re III. Tim Re III is considered a VIE and the Company is considered the primary beneficiary. As a result, Tim Re III is consolidated by the Company and all significant inter-company transactions have been eliminated.
During 2013, Tim Re III redeemed all of its outstanding third party non-voting Class B shares for $66.5 million as a result of the scheduled expiration of the risks underwritten by Tim Re III.  Following these redemptions, no third-party non-voting Class B Shares remained outstanding.  In addition, the Company has authorized the release of all the collateral provided to a third party investor who participated in risks underwritten by Renaissance Reinsurance and DaVinci related to Tim Re III through the reinsurance participation. At December 31, 2013, the Company’s consolidated balance sheet included total assets and total liabilities of $Nil and $Nil, respectively, related to Tim Re III (2012 - $90.5 million and $90.5 million, respectively).
Upsilon RFO Re Ltd. (“Upsilon RFO”)
Effective January 1, 2013, the Company formed and launched Upsilon RFO (formerly known as Upsilon Reinsurance II Ltd.), a managed joint venture and a Bermuda domiciled SPI, to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market. Original business was written directly by Upsilon RFO and includes $53.5 million of gross premiums written incepting January 1, 2013 under fully-collateralized reinsurance contracts. In conjunction with the formation and launch of Upsilon RFO, $61.0 million of Upsilon RFO non-voting Class B shares were sold to unaffiliated third party investors. Additionally, $76.4 million of the non-voting Class B shares were acquired by the Company, representing a 55.6% participation in the original risks assumed by Upsilon RFO effective January 1, 2013. In addition, another third party investor supplied $17.5 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio. Inclusive of the insurance contract, the Company had a 42.9% participation in the original risks assumed by Upsilon RFO effective January 1, 2013.
On July 1, 2013, the Company sold a portion of its shares of Upsilon RFO to a new unaffiliated third party shareholder for $25.0 million. The Company’s participation in the original risks assumed by Upsilon RFO prior to January 1, 2014 was 25.8%, inclusive of the related insurance contract, effective December 31, 2013.
In conjunction with risks incepting on or after January 1, 2014, $172.4 million of Upsilon RFO non-voting preference shares were sold to unaffiliated third-party investors.  Additionally, $109.7 million of the non-

voting preference shares were acquired by the Company, representing a 38.9% participation in the risks assumed by Upsilon RFO incepting on or after January 1, 2014.  In addition, another third party investor supplied $15.0 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio.  Inclusive of the insurance contract, the Company has a 33.6% participation in the original risks assumed by Upsilon RFO in conjunction with risks incepting on or after January 1, 2014.  At December 31, 2013, the Company’s consolidated balance sheet included total assets and total liabilities of $474.2 million and $474.2 million, respectively, related to Upsilon RFO, including $156.3 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2013, which is reflected on the Company’s consolidated balance sheet in other liabilities.  The final amount raised by Upsilon RFO, and the amount attributable to third party investors, will be determined during the first quarter of 2014, following the completion of the underwriting portfolio and calculation of the total capital requirements for Upsilon RFO, for risks incepting on or after January 1, 2014.
The shareholders (other than the Class A shareholder) participate in substantially all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Both Upsilon RFO and the insurance participation are managed by RUM in return for an expense override. Through RUM, the Company is eligible to receive a potential underwriting profit commission in respect of Upsilon RFO. Upsilon RFO is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.
Upsilon Re, Tim Re III and Upsilon RFO are each considered VIEs as they each have insufficient equity capital to finance their activities without additional financial support. The Company is the primary beneficiary of each of Upsilon Re, Tim Re III and Upsilon RFO as it: (i) has the power over the activities that most significantly impact the economic performance of each of Upsilon Re, Tim Re III and Upsilon RFO and (ii) has the obligation to absorb the losses, and right to receive the benefits, in accordance with the accounting guidance, that could be significant to Upsilon Re, Tim Re III and Upsilon RFO, respectively. As a result, the Company consolidates Upsilon Re, Tim Re III and Upsilon RFO and all significant inter-company transactions have been eliminated. The Company has not provided financial or other support to any of Upsilon Re, Tim Re III and Upsilon RFO that was not contractually required to be provided.
Mona Lisa Re Ltd. (“Mona Lisa Re”)
On March 14, 2013, Mona Lisa Re was licensed as a Bermuda domiciled SPI to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes (“Notes”) to third-party investors.
Upon issuance of a series of Notes by Mona Lisa Re, all of the proceeds from the issuance are expected to be deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance and/or DaVinci underlying such series of Notes. The outstanding principal amount of each series of Notes generally will be returned to holders of such Notes upon the expiration of the risk period underlying such Notes, unless an event occurs which causes a loss under the applicable series of Notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such Notes. In addition, holders of Notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of Notes.
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At December 31, 2013, the total assets and total liabilities of Mona Lisa Re were $209.6 million and $209.6 million, respectively.

The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. During 2013, Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $9.2 million and $6.5 million, respectively.
NOTE 12. SHAREHOLDERS’ EQUITY
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2013	2012	2011
(thousands of shares)
Issued and outstanding shares – January 1	45,542	51,543	54,110
Repurchase of shares	(2,451)	(6,399)	(2,889)
Exercise of options and issuance of restricted stock awards	555	398	322
Issued and outstanding shares – December 31	43,646	45,542	51,543

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.28 per common share to shareholders of record on March 15, June 14, September 13 and December 13, 2013, respectively. Dividends declared and paid on common shares amounted to $1.12 per common share for the year ended December 31, 2013 (2012 - $1.08, 2011 - $1.04), or $49.3 million on all common shares outstanding (2012 - $53.4 million, 2011 - $53.5 million).
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the year ended December 31, 2013, the Company repurchased an aggregate of 2.5 million shares in open market transactions and a privately negotiated transaction at an aggregate cost of $207.9 million, and at an average share price of $84.80. On November 14, 2013, RenaissanceRe’s Board of Directors approved a renewal of the authorized share repurchase program to an aggregate amount of $500.0 million. At December 31, 2013, $433.1 million remained available for repurchase under the Board authorized share repurchase program. See “Note 23. Subsequent Events” for additional information related to share repurchases subsequent to December 31, 2013 and an increase in the Company’s authorized share repurchase program.
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; in December 2006, RenaissanceRe raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; and in May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares at $25 per share. Offering expenses of $9.1 million related to the issuance of the Series E Preference Shares have been included in additional paid in capital on the Company’s consolidated statements of changes in shareholders’ equity. On December 27, 2012, the Company redeemed 6 million Series D Preference Shares for $150.0 million plus accrued and unpaid dividends thereon. Following the redemption, 6 million Series D Preference Shares remained outstanding. The proceeds of the issuance of the Series E Preference Shares were used to redeem the remaining 6 million outstanding Series D Preference Shares and 5 million of the outstanding Series C Preference Shares, as discussed below.
The Series E Preference Shares and the remaining Series C Preference Shares may be redeemed at $25 per share plus certain dividends at RenaissanceRe’s option on or after June 1, 2018 and March 23, 2009, respectively. Dividends on the Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% per annum, when, if, and as declared by the Board of Directors. Dividends on the Series E Preference Shares will be payable from the date of original issuance on a non-cumulative basis, only when, as and if declared by the Board of Directors, quarterly in arrears at 5.375% per annum. Unless certain dividend payments are made on the preference shares,

RenaissanceRe will be restricted from paying any dividends on its common shares. The preference shares have no stated maturity and are not convertible into any other securities of RenaissanceRe. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of RenaissanceRe.
In May 2013, RenaissanceRe announced a mandatory redemption of the remaining 6 million of its outstanding Series D Preference Shares and on June 27, 2013 RenaissanceRe redeemed the remaining 6 million Series D Preference Shares called for redemption for $150.0 million million plus accrued and unpaid dividends thereon. Following the redemption, no Series D Preference Shares remain outstanding. In addition, in May 2013, RenaissanceRe announced a mandatory partial redemption of 5 million of its outstanding Series C Preference Shares. The partial redemption was allocated by random lottery in accordance with the Depository Trust Company’s rules and procedures and on June 27, 2013 RenaissanceRe redeemed the 5 million Series C Preference Shares called for redemption for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, 5 million Series C Preference Shares remain outstanding.
During the year ended December 31, 2013, RenaissanceRe declared and paid $24.9 million in preference share dividends (2012 - $34.9 million, 2011 - $35.0 million).
NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2013	2012	2011
(thousands of shares)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$665,676	$566,014	$(92,235)
Amount allocated to participating common shareholders (1)	(9,520)	(8,973)	(990)
Net income (loss) allocated to RenaissanceRe common shareholders	$656,156	$557,041	$(93,225)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares	43,349	48,873	50,747
Per common share equivalents of employee stock options and restricted shares	779	730	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	44,128	49,603	50,747
Basic income (loss) per RenaissanceRe common share	$15.14	$11.40	$(1.84)
Diluted income (loss) per RenaissanceRe common share	$14.87	$11.23	$(1.84)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan.

NOTE 14. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
During 2010, the Company issued a $5.0 million promissory note to THIG. Interest was due quarterly and was accrued on the unpaid principal balance at LIBOR plus 6.0%. THIG could voluntarily prepay the loan in whole, or in part, plus accrued interest, without premium or penalty at any time. During 2013, THIG repaid the promissory note in full, and accordingly, the principal balance included in other assets on the Company’s consolidated balance sheet at December 31, 2013 was $Nil (2012 - $4.0 million). Interest income earned on the promissory note of $0.2 million (2012 - $0.3 million) is included in other income on the Company’s consolidated statements of operations.
The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by the Tower Hill Companies. For the year ended December 31, 2013, the Company recorded $46.7 million (2012 - $41.1 million, 2011 - $29.8 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates. Gross premiums earned totaled $44.9 million (2012 - $36.1 million, 2011 - $28.9 million) and expenses incurred were $5.3 million (2012 - $3.9 million, 2011 - $3.3 million) for the year ended December 31, 2013. The Company had a net related outstanding payable balance of $0.1 million as of December 31, 2013 (2012 - receivable balance of $8.6 million). During 2013, the Company assumed net claims and claims expenses of $4.1 million (2012 - assumed $4.0 million, 2011 - recovered $8.0 million) and, as of December 31, 2013, had a net reserve for claims and claim expenses of $34.1 million (2012 - $33.9 million). In addition, the Company received distributions of $9.8 million from THIG during 2013 (2012 - $9.5 million).
As a result of the transactions described in “Note 10. Noncontrolling Interests”, the Company has cumulatively invested $10.5 million in Angus, representing a 42.5% equity interest, which is accounted for under the equity method of accounting. Angus primarily provides commodity related risk management products to third party customers. The Company had an outstanding net asset position of $Nil at December 31, 2013 (2012 - net asset position of $1.6 million) related to certain derivative trades between Angus and REAL, prior to the sale of REAL to Munich. For the year ended December 31, 2013, the Company generated other income of $5.0 million (2012 - $7.9 million, 2011 - $3.4 million) associated with Angus related transactions which is reflected in the Company’s discontinued operations with respect to REAL.
During 2013, the Company received distributions from Top Layer Re of $Nil (2012 - $Nil, 2011 - $Nil), and a management fee of $3.8 million (2012 - $4.1 million, 2011 - $3.7 million). The management fee reimburses the Company for services it provides to Top Layer Re.
During 2013, the Company received 88.2% of its aggregate Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written (2012 - 84.6%, 2011 - 90.7%) from three brokers. Subsidiaries and affiliates of AON Benfield, Marsh Inc., and the Willis Group accounted for approximately 48.6%, 22.7% and 16.9%, respectively, of gross premiums written for the aggregate of the Catastrophe Reinsurance and Specialty Reinsurance segments in 2013 (2012 - 51.5%, 21.4% and 11.7%, respectively, 2011 - 56.1%, 21.9% and 12.7%, respectively).
NOTE 15. TAXATION
Under current Bermuda law, RenaissanceRe and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, RenaissanceRe and its Bermuda subsidiaries would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Acts of 1987 and 2011, respectively.
RenRe North America Holdings Inc. (“RenRe North America”) and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. federal income tax return. Should the U.S. subsidiaries pay a dividend to RenaissanceRe, withholding taxes would apply to the extent of current year or accumulated earnings and profits. The Company also has operations in Ireland, the U.K., and Singapore which are subject to income taxes imposed by the respective jurisdictions in which they operate.
The Company is not subject to income taxation other than as stated above.  There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.

The following is a summary of the Company’s income (loss) from continuing operations before taxes allocated between domestic and foreign operations:

Year ended December 31,	2013	2012	2011
Domestic
Bermuda	$873,103	$795,378	$18,308
Foreign
United Kingdom	(12,678)	(15,404)	(22,895)
U.S.	(20,019)	(16,467)	(23,837)
Ireland	1,855	3,318	(24)
Singapore	(1,223)	13	—
Income (loss) from continuing operations before taxes	$841,038	$766,838	$(28,448)

Income tax (expense) benefit is comprised as follows:

Year ended December 31, 2013	Current	Deferred	Total
Total income tax (expense) benefit	$(2,005)	$313	$(1,692)
Year ended December 31, 2012
Total income tax (expense) benefit	$(1,667)	$254	$(1,413)
Year ended December 31, 2011
Total income tax benefit (expense)	$2,529	$(12,914)	$(10,385)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0%, 12.5%, 23.2% and 17.0% have been used for Bermuda, the U.S., Ireland, the U.K. and Singapore, respectively.
The Company’s effective income tax rate, which it calculates as income tax expense divided by net income before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax income (loss) can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the geographic location, the size and the nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions.  In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, which does not have a corporate income tax, including the majority of the Company’s catastrophe business, which can result in significant volatility to its pre-tax income (loss) in any given period.
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2013	2012	2011
Expected income tax benefit	$9,930	$8,889	$14,188
Change in valuation allowance	(8,574)	(6,212)	(21,976)
Other	(3,048)	(4,090)	(2,597)
Income tax expense	$(1,692)	$(1,413)	$(10,385)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2013	2012
Deferred tax assets
Tax loss and credit carryforwards	$34,429	$16,548
Deferred interest expense	12,608	8,448
Investments	4,694	3,278
Deferred underwriting results	1,873	4,366
Amortization and depreciation	1,730	1,597
Accrued expenses	1,096	1,062
	56,430	35,299
Deferred tax liabilities
Amortization and depreciation	(155)	(369)
	(155)	(369)
Net deferred tax asset before valuation allowance	56,275	34,930
Valuation allowance	(56,106)	(35,074)
Net deferred tax asset (liability)	$169	$(144)

During 2013, the Company recorded a net increase to the valuation allowance of $21.0 million (2012 – increase of $6.2 million, 2011 – increase of $25.3 million). The Company’s net deferred tax asset primarily relates to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to interest expense, underwriting results, accrued expenses and investments. The Company’s U.S. operations generated a cumulative GAAP taxable loss for the three year periods ended December 31, 2013 and 2012. Accordingly, the Company believes that it is more likely than not that the U.S. net deferred tax asset will not be realized and as a result has provided a full valuation allowance against its U.S. net deferred tax asset. In addition, a valuation allowance has been provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards and deferred underwriting results.
In the U.S., the Company has net operating loss carryforwards of $59.8 million. Under applicable law, the U.S. net operating loss carryforwards will begin to expire in 2031. In Ireland, the Company has net operating loss carryforwards of $11.5 million. In the U.K., the Company has net operating loss carryforwards of $41.7 million. In Singapore, the Company has net operating loss carryforwards of $1.3 million. Under applicable law, the Irish, U.K. and Singapore net operating losses can be carried forward for an indefinite period.
The Company had a net payment for U.S. federal, Irish, U.K. and Singapore income taxes of $1.2 million for the year ended 2013 (2012 – net refund of $13.2 million, 2011 – net payment of $11.0 million).
The Company has unrecognized tax benefits of $Nil as of December 31, 2013 (2012 – $Nil). Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense.  At December 31, 2013, interest and penalties accrued on unrecognized tax benefits were $Nil. Income tax returns filed for tax years 2009 through 2012, 2009 through 2012, 2012 and 2012, are open for examination by the Internal Revenue Service, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its results from operations and financial condition.
NOTE 16. SEGMENT REPORTING
In conjunction with changes in the Company’s management structure during 2013, including the appointment of a new Chief Executive Officer, and with changes in the mix of the Company’s reinsurance business, the Company revised its reportable segments to: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by the Company’s ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by the Company’s ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. RenaissanceRe CCL, an indirect wholly owned subsidiary of RenaissanceRe, is the sole corporate member of Syndicate 1458. Previously, the Company disclosed Reinsurance and Lloyd’s as its reportable segments. All prior periods presented have been reclassified to conform to this presentation.
The financial results of the Company’s strategic investments, former Insurance segment, discontinued operations related to REAL and current noncontrolling interests are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are the Company’s investments in other ventures, investments unit, corporate expenses and capital servicing costs.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses is as follows:

Year ended December 31, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$1,120,379	$259,489	$226,532	$(988)	$1,605,412
Net premiums written	$753,078	$248,562	$201,697	$610	$1,203,947
Net premiums earned	$723,705	$214,306	$176,029	$586	$1,114,626
Net claims and claim expenses incurred	7,908	67,236	95,693	450	171,287
Acquisition expenses	49,161	41,538	34,823	(21)	125,501
Operational expenses	108,130	31,780	50,540	655	191,105
Underwriting income (loss)	$558,506	$73,752	$(5,027)	$(498)	626,733
Net investment income				208,028	208,028
Net foreign exchange gains				1,917	1,917
Equity in earnings of other ventures				23,194	23,194
Other loss				(2,359)	(2,359)
Net realized and unrealized gains on investments				35,076	35,076
Corporate expenses				(33,622)	(33,622)
Interest expense				(17,929)	(17,929)
Income from continuing operations before taxes					841,038
Income tax expense				(1,692)	(1,692)
Income from discontinued operations				2,422	2,422
Net income attributable to noncontrolling interests				(151,144)	(151,144)
Dividends on preference shares				(24,948)	(24,948)
Net income available to RenaissanceRe common shareholders					$665,676

Net claims and claim expenses incurred – current accident year	$109,945	$101,347	$103,949	$—	$315,241
Net claims and claim expenses incurred – prior accident years	(102,037)	(34,111)	(8,256)	450	(143,954)
Net claims and claim expenses incurred – total	$7,908	$67,236	$95,693	$450	$171,287

Net claims and claim expense ratio – current accident year	15.2%	47.3%	59.1%	—%	28.3%
Net claims and claim expense ratio – prior accident years	(14.1)%	(15.9)%	(4.7)%	76.8%	(12.9)%
Net claims and claim expense ratio – calendar year	1.1%	31.4%	54.4%	76.8%	15.4%
Underwriting expense ratio	21.7%	34.2%	48.5%	108.2%	28.4%
Combined ratio	22.8%	65.6%	102.9%	185.0%	43.8%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $1.0 million.

Year ended December 31, 2012	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$1,182,207	$209,887	$159,987	$(490)	$1,551,591
Net premiums written	$766,035	$201,552	$135,131	$(61)	$1,102,657
Net premiums earned	$781,738	$164,685	$122,968	$(36)	$1,069,355
Net claims and claim expenses incurred	165,209	76,813	80,242	2,947	325,211
Acquisition expenses	66,665	23,826	22,864	187	113,542
Operational expenses	103,811	29,124	45,680	536	179,151
Underwriting income (loss)	$446,053	$34,922	$(25,818)	$(3,706)	451,451
Net investment income				165,725	165,725
Net foreign exchange gains				5,319	5,319
Equity in earnings of other ventures				23,238	23,238
Other loss				(2,120)	(2,120)
Net realized and unrealized gains on investments				163,121	163,121
Net other-than-temporary impairments				(343)	(343)
Corporate expenses				(16,456)	(16,456)
Interest expense				(23,097)	(23,097)
Income from continuing operations before taxes					766,838
Income tax expense				(1,413)	(1,413)
Loss from discontinued operations				(16,476)	(16,476)
Net income attributable to noncontrolling interests				(148,040)	(148,040)
Dividends on preference shares				(34,895)	(34,895)
Net income attributable to RenaissanceRe common shareholders					$566,014

Net claims and claim expenses incurred – current accident year	$275,777	$110,959	$96,444	$—	$483,180
Net claims and claim expenses incurred – prior accident years	(110,568)	(34,146)	(16,202)	2,947	(157,969)
Net claims and claim expenses incurred – total	$165,209	$76,813	$80,242	$2,947	$325,211

Net claims and claim expense ratio – current accident year	35.3%	67.4%	78.4%	—%	45.2%
Net claims and claim expense ratio – prior accident years	(14.2)%	(20.8)%	(13.1)%	(8,186.1)%	(14.8)%
Net claims and claim expense ratio – calendar year	21.1%	46.6%	65.3%	(8,186.1)%	30.4%
Underwriting expense ratio	21.8%	32.2%	55.7%	(2,008.3)%	27.4%
Combined ratio	42.9%	78.8%	121.0%	(10,194.4)%	57.8%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $0.5 million.

Year ended December 31, 2011	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$1,177,296	$145,891	$111,584	$205	$1,434,976
Net premiums written	$773,560	$139,939	$98,617	$657	$1,012,773
Net premiums earned	$737,545	$135,543	$76,386	$1,575	$951,049
Net claims and claim expenses incurred	770,350	13,354	73,259	4,216	861,179
Acquisition expenses	62,882	20,096	14,031	367	97,376
Operational expenses	100,932	30,319	36,732	1,678	169,661
Underwriting (loss) income	$(196,619)	$71,774	$(47,636)	$(4,686)	(177,167)
Net investment income				146,871	146,871
Net foreign exchange losses				(7,844)	(7,844)
Equity in losses of other ventures				(36,533)	(36,533)
Other income				44,345	44,345
Net realized and unrealized gains on investments				43,956	43,956
Net other-than-temporary impairments				(552)	(552)
Corporate expenses				(18,156)	(18,156)
Interest expense				(23,368)	(23,368)
Loss from continuing operations before taxes					(28,448)
Income tax expense				(10,385)	(10,385)
Loss from discontinued operations				(51,559)	(51,559)
Loss attributable to redeemable noncontrolling interest – DaVinciRe				33,157	33,157
Dividends on preference shares				(35,000)	(35,000)
Net loss attributable to RenaissanceRe common shareholders					$(92,235)

Net claims and claim expenses incurred – current accident year	$829,487	$91,115	$72,781	$(215)	$993,168
Net claims and claim expenses incurred – prior accident years	(59,137)	(77,761)	478	4,431	(131,989)
Net claims and claim expenses incurred – total	$770,350	$13,354	$73,259	$4,216	$861,179

Net claims and claim expense ratio – current accident year	112.5%	67.2%	95.3%	(13.7)%	104.4%
Net claims and claim expense ratio – prior accident years	(8.1)%	(57.3)%	0.6%	281.4%	(13.8)%
Net claims and claim expense ratio – calendar year	104.4%	9.9%	95.9%	267.7%	90.6%
Underwriting expense ratio	22.3%	37.1%	66.5%	130.1%	28.0%
Combined ratio	126.7%	47.0%	162.4%	397.8%	118.6%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $0.1 million.

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2013	2012	2011
Catastrophe Reinsurance
U.S. and Caribbean	$782,211	$857,740	$786,721
Worldwide (excluding U.S.) (1)	146,048	139,265	164,112
Worldwide	99,179	81,595	124,797
Japan	39,060	43,238	49,021
Europe	25,659	37,113	31,888
Australia and New Zealand	22,460	18,578	16,818
Other	5,762	4,678	3,939
Total Catastrophe Reinsurance	1,120,379	1,182,207	1,177,296
Specialty Reinsurance
Worldwide	151,879	96,081	91,032
U.S. and Caribbean	91,203	69,070	49,832
Australia and New Zealand	12,068	28,307	792
Europe	2,612	16,429	3,595
Worldwide (excluding U.S.) (1)	1,661	—	—
Other	66	—	640
Total Specialty Reinsurance	259,489	209,887	145,891
Lloyd’s
Worldwide	104,249	75,132	47,605
U.S. and Caribbean	88,535	57,332	48,435
Europe	14,763	14,456	8,044
Worldwide (excluding U.S.) (1)	8,071	6,064	238
Australia and New Zealand	2,948	2,152	2,060
Other	7,966	4,851	5,202
Total Lloyd’s	226,532	159,987	111,584
Other category (2)	(988)	(490)	205
Total gross premiums written	$1,605,412	$1,551,591	$1,434,976

(1)
The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)
The Other category consists of contracts that are primarily exposed to U.S. risks and includes inter-segment gross premiums written of $1.0 million for the year ended December 31, 2013 (2012 - $0.5 million, 2011 - $0.1 million).

NOTE 17. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS
2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan
The Company has a stock incentive plan (the “2001 Stock Incentive Plan”) under which employees of RenaissanceRe and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company’s 2001 Stock Incentive Plan allows for the purchase of RenaissanceRe’s common shares at a price that is equal to the fair market value of RenaissanceRe’s common shares as of the grant effective date. Options to purchase common shares are granted periodically by the Board of Directors, generally vest over four years and generally expire 10 years from the date of grant. Restricted common shares are granted periodically by the Board of Directors and generally vest ratably over a four year period. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to RenaissanceRe’s non-employee directors. The Company’s 2001 Stock Incentive Plan also allows for the issuance of share-based awards, the issuance of restricted common shares and the issuance of shares tendered in connection with option exercises. For purposes of determining the number of shares reserved for issuance under the 2001 Stock Plan, shares tendered to or withheld by the Company in connection with certain option exercises will again be available for issuance. The 2001 Stock Incentive Plan expires on February 6, 2016.
Premium Option Plan
In August 2004, RenaissanceRe’s shareholders approved the 2004 Stock Option Incentive Plan (the “Premium Option Plan”) under which 6.0 million common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan. On August 15, 2007, the Company terminated the Premium Option Plan, such that no further option grants will be made thereunder. However, options outstanding at the time of the termination will, unless otherwise subsequently amended pursuant to the terms of the Premium Option Plan, remain outstanding and unmodified until they expire, subject to the terms of the Premium Option Plan and any applicable award agreement. The Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum five year cliff vesting (subject to waiver by the compensation committee of the Board of Directors), and no discretionary repricing.  The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Other terms are substantially similar to the 2001 Stock Incentive Plan. The Premium Option Plan expires on May 20, 2014.
2010 Cash Settled Restricted Stock Unit Plan
In 2010, the Company instituted a restricted stock unit plan (the “2010 Cash Settled Restricted Stock Unit Plan”) allowing for the issuance of equity awards in the form of restricted stock units which will, subject to vesting requirements consistent with those utilized by the Company in respect of restricted shares, be settled in cash. Restricted stock units are liability awards with fair value measurement based on the market price of RenaissanceRe common shares at the end of each reporting period. Restricted share units are granted periodically by the Board of Directors and generally vest ratably over a four year period. During 2010, there were 900,000 restricted stock units reserved under the 2010 Cash Settled Restricted Stock Unit Plan.
2010 Performance-Based Equity Incentive Plan
In May 2010, RenaissanceRe’s shareholders approved the 2010 Performance-Based Equity Incentive Plan (“2010 Performance Plan”) under which 750,000 shares have been reserved (the “Performance Shares”). The Compensation Committee determined that, beginning in 2010 with the Company’s annual target-level incentive award grant cycle, 25% of the annual equity incentive award grants to each member of RenaissanceRe’s Executive Committee, which includes the Company’s Named Executive Officers excluding the Chief Executive Officer (“CEO”), will be subject to vesting conditions based on both continued service and the attainment of pre-established performance goals. If performance goals are achieved, the Performance Shares will vest up to a maximum of 250% of target. The 2010 grants vest over a period of three years and are based on annual performance periods. All subsequent grants cliff vest at the end of a three year vesting period. The Performance Shares have a market condition which is the Company’s total shareholder return relative to its peer group. Total shareholder return is based on the average closing share price over the 20 trading days preceding and including the start and end of the performance period.
The former CEO, who will retire on February 22, 2014, received 100% of a special retention award in the form of Performance Shares in 2010. If performance goals are achieved, the Performance Shares for the former CEO will vest up to a maximum of 175% of target. This grant vests ratably over a period of four years ending December 31, 2013 and is based on annual performance periods with the final tranche pending approval by the Company’s Compensation Committee. Although the former CEO retires February 22, 2014, the vesting of his other outstanding performance shares will continue under the original terms of the awards with the exception of vesting at the end of each applicable performance period, which had been provided in accordance with his employment agreement, as amended and restated April 5, 2013.
The current CEO received a special performance award on his promotion to CEO effective July 1, 2013. The special equity award was issued in the form restricted stock and performance shares. The conditions attached to the restricted stock awards are identical to the conditions under the 2001 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan. If performance goals are achieved, the Performance

Shares for the current CEO will vest up to a maximum of 250% of target. This grant vests over a period of four years, ending December 2016, and is based on annual performance periods.
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

Performance Shares
Year ended December 31,	2013	2012
Expected volatility (1)	19.0% - 19.6%	19.8% - 24.4%
Expected term (in years)	n/a	n/a
Expected dividend yield	n/a	n/a
Risk-free interest rate (1)	0.09% - 1.39%	0.16% - 0.64%

(1)	The expected volatility and risk-free interest rate applied are specific to each tranche of Performance Shares.
Expected volatility:  The expected volatility is estimated by the Company based on RenaissanceRe’s historical stock volatility.
Expected term: The expected term is not applicable as the length of the performance periods are fixed and not subject to future employee behavior. Each tranche of the Performance Shares has a one year period during which performance is measured.
Expected dividend yield:  The expected dividend yield is not applicable to Performance Shares as dividends are paid at the end of the vesting period and do not affect the value of the Performance Shares.
Risk-free interest rate:  The risk free rate is estimated based on the yield on a U.S. treasury zero-coupon issued with a remaining term equal to the vesting period of the Performance Shares.
The total cost of the Performance Shares is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model. The Company recognizes cost equal to fair value per Performance Share multiplied by the target number of Performance Shares on the grant date. The cost is then recognized over the requisite service period net of estimated service-based forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For the year ended December 31, 2013, the Company used a 0% forfeiture rate for performance shares (2012 - 0%).
Restricted Shares
The fair value of restricted shares is determined based on the market value of the Company’s shares on the grant date. The estimated fair value of restricted shares, net of estimated forfeitures, is amortized as an expense over the requisite service period. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For the year ended December 31, 2013, the Company used a 2% forfeiture rate for restricted shares (2012 - 8%).
CSRSUs
CSRSUs are revalued at the end of each quarterly reporting period based on the then value of RenaissanceRe’s stock price. The total cost is adjusted each quarter for unvested CSRSUs to reflect the current share price, and this total cost is amortized as an expense over the requisite service period, net of estimated forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For the year ended December 31, 2013, the Company used a 13% forfeiture rate for its CSRSUs (2012 - 8%).

Summary of Stock Compensation Activity
The following is a summary of activity under the Company’s existing stock compensation plans.
2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2010	2,841,335	$47.28	4.8	$46,616	$33.85 – $59.66
Options granted	—	—			—
Options forfeited	(40,010)	52.68
Options expired	(4,404)	53.86
Options exercised	(823,614)	46.88		$18,155
Balance, December 31, 2011	1,973,307	$47.33	4.6	$53,363	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(240,668)	45.30		$7,910
Balance, December 31, 2012	1,732,639	$47.61	3.7	$58,305	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(904,547)	$46.55		$36,800
Balance, December 31, 2013	828,092	$48.77	2.9	$40,221	$37.51 - $59.66
Total options exercisable at December 31, 2013	828,092	$48.77	2.9	$40,221	$37.51 - $59.66

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2010	1,192,000	$73.94		$—	$73.06 – $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Balance, December 31, 2011	1,192,000	$73.94		$—	$73.06 - $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(350,000)	74.24		1,250
Balance, December 31, 2012	842,000	$73.82		$6,265	$73.06 - $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(270,000)	74.24		4,921
Balance, December 31, 2013	572,000	$73.62	1.1	$13,567	$73.06 - $74.24
Total options exercisable at December 31, 2013	572,000	$73.62	1.1	$13,567	$73.06 - $74.24

The Premium Option Plan was terminated, as to new issuances, at the August 2007 Board of Directors meeting and consequently, the shares available for grant under the plan are zero.
2010 Cash Settled Restricted Stock Unit Plan and 2010 Performance-Based Equity Incentive Plan

	Cash Settled Restricted Stock Unit Plan	Performance Shares (1)
	Number of shares	Number of shares	Weighted average grant-dated fair value
Nonvested at December 31, 2010	371,788	275,813	$56.76
Awards granted	215,711	89,037	$79.83
Awards vested	(98,676)	(63,562)
Awards forfeited	(65,850)	(11,421)
Nonvested at December 31, 2011	422,973	289,867	$63.24
Awards granted	225,105	144,635	$70.43
Awards vested	(128,401)	(70,843)
Awards forfeited	(26,121)	(4,139)
Nonvested at December 31, 2012	493,556	359,520	$67.31
Awards granted	149,760	134,358	$83.64
Awards vested	(176,265)	(24,606)
Awards forfeited	(72,906)	(109,729)
Nonvested at December 31, 2013	394,145	359,543	$73.23

(1) For Performance Shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.
Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value	Number of shares	Weighted average grant- dated fair value
Nonvested at December 31, 2010	1,004,426	$48.93	42,808	$51.38	1,047,234	$49.03
Awards granted	200,745	66.21	18,272	66.21	219,017	66.21
Awards vested	(362,234)	48.74	(21,495)	50.66	(383,729)	48.84
Awards forfeited	(78,176)	47.71	—	—	(78,176)	47.71
Nonvested at December 31, 2011	764,761	$53.68	39,585	$58.43	804,346	$53.91
Awards granted	226,827	72.46	16,874	71.69	243,701	72.40
Awards vested	(337,683)	51.06	(20,536)	54.62	(358,219)	51.26
Awards forfeited	(7,157)	53.90	—	—	(7,157)	53.90
Nonvested at December 31, 2012	646,748	$61.63	35,923	$66.83	682,671	$61.90
Awards granted	241,071	87.85	17,162	87.40	258,233	87.82
Awards vested	(311,334)	55.63	(21,599)	66.06	(332,933)	56.31
Awards forfeited	(6,993)	58.14	—	—	(6,993)	58.14
Nonvested at December 31, 2013	569,492	$76.11	31,486	$78.57	600,978	$76.24

Shares available for issuance under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and 2010 Performance Share Plan totaled 3.0 million in the aggregate at December 31, 2013. The total fair value of shares and share units vested during the year ended December 31, 2013 was $47.0 million (2012 – $43.3 million, 2011 – $36.5 million). Cash in the amount of $1.6 million was received from employees as a result of employee stock option exercises during the year ended December 31, 2013 (2012 – $0.9 million, 2011 – $0.1 million). In connection with share vestings and option exercises, there was no excess windfall tax benefit realized by the Company due to its net operating loss position in the taxable jurisdictions in which it operates. RenaissanceRe issues new shares upon the exercise of an option.
The total stock compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2013 was $43.4 million (2012 – $38.4 million, 2011 – $33.1 million). As of December 31, 2013, there was $26.4 million of total unrecognized compensation cost related to restricted stock awards, $25.2 million related to restricted stock units and $4.8 million related to performance shares expense, which will be recognized, on a weighted average, during the next 1.8, 1.6 and 1.9 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $3.5 million to its defined contribution pension plans in 2013 (2012 – $3.4 million, 2011 – $3.2 million).
NOTE 18. STATUTORY REQUIREMENTS
The Company’s insurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, the most significant of which currently include Bermuda and the U.K. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the respective regulatory authorities.
The actual statutory capital and surplus, required statutory capital and surplus and restricted net assets of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Bermuda		U.K. (1) (2)
At December 31,	2013	2012	2013	2012
Actual statutory capital and surplus	$3,194,446	$3,061,736	$380,336	$293,519
Required statutory capital and surplus	562,126	554,809	380,336	293,519
Restricted net assets	887,083	784,693	—	—

(1)
With respect to actual and required statutory capital and surplus, and as described below, underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirements as calculated through its internal model.

(2)
Syndicate 1458 is capitalized by its FAL, with the related assets not held on its balance sheet. As such, restricted net assets is not applicable to Syndicate 1458; however, the Company can make an application to obtain approval from Lloyd’s to have funds released to RenaissanceRe from Syndicate 1458, subject to passing a Lloyd’s release test.

Statutory net income (loss) of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Statutory Net Income (Loss)
	Bermuda	U.K.
Year ended December 31, 2013	$712,820	$7,745
Year ended December 31, 2012	693,887	(10,967)
Year ended December 31, 2011	(44,327)	(33,442)

The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements do not reflect deferred acquisition costs.

The Company does not currently have any U.S. based insurance subsidiaries that would be subject to statutory accounting practices as defined by the National Association of Insurance Commissioners. In addition, none of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2013 and 2012.
Bermuda-Based Insurance Entities
Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), certain subsidiaries of RenaissanceRe are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Insurance Act also requires these Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity.
Class 3B and Class 4 Insurers
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the Bermuda Monetary Authority (“BMA”) robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s minimum solvency margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B and Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight.
Class 3B and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Where an insurer fails to meet its Relevant Margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the prior approval of the BMA. Further, Class 3B and Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 3B and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Bermuda Companies Act 1981 which apply to all Bermuda companies.
The Company is currently completing its 2013 Bermuda-based statutory filings for Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S., which must be filed with the BMA on or before April 30, 2014, and at this time, the Company believes each of Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. will exceed the target level of required statutory capital.
For the years ended December 31, 2013 and 2012, Renaissance Reinsurance submitted applications to the BMA, and received approval, to exempt it from recording and recognizing certain third party guarantees as statutory liabilities and corresponding reductions of statutory capital and surplus for purposes of filing its statutory financial statements. The maximum monetary impact of including the third party guarantees in Renaissance Reinsurance’s statutory financial statements at December 31, 2013 would be an increase to statutory liabilities of $168.0 million (2012 - $113.0 million), and a corresponding decrease to statutory capital and surplus. If these amounts were to be included in Renaissance Reinsurance’s statutory financial statements, Renaissance Reinsurance would still exceed the required measures of solvency and liquidity, and the target level of required statutory capital, as discussed above.
In addition, RenaissanceRe Specialty Risks is also eligible as an excess and surplus lines insurer in a number of states in the U.S. and under the various capital and surplus requirements in these states is required to maintain a minimum amount of capital and surplus. In this regard, the declaration of dividends from retained earnings and distributions from additional paid-in capital may be limited to the extent that the applicable above requirements are not met. The Company does not consider these requirements to be material.
SPIs
Under the Insurance Act, Upsilon Re, Tim Re III and Upsilon RFO are considered SPIs. See “Note 11. Variable Interest Entities” for additional information related to these entities. Unlike other (re)insurers, such as the Class 3B and Class 4 insurers discussed above, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure.  Further, SPIs are currently not required to file annual loss reserve specialist opinions and the BMA has the discretion to modify such insurer’s reporting requirements under the Insurance Act.  Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. In December 2013, the BMA issued a notice in which it proposed to amend the reporting requirements for SPIs. Under this notice, the BMA will likely require SPI’s to submit additional schedules together with the existing statutory financial return. These enhancements are likely to be effective for the 2013 statutory financial return, to be filed on or before April 30, 2014. The Company currently has in place directions from the BMA that would exempt each of Upsilon Re, Tim Re III and Upsilon RFO from the proposed enhanced filing requirements.
U.K.-Based Syndicate 1458
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is authorized by the U.K.’s Prudential Regulation Authority and regulated by the Financial Conduct Authority under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as FAL. This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders.
Singapore-Based Entities
A branch of Renaissance Reinsurance based in the Republic of Singapore (the “Singapore Branch”) received a license to carry on insurance business as a general reinsurer on October 28, 2013.  The activities of the Singapore Branch are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, the Singapore Branch is regulated by the Accounting and Corporate Regulatory Authority as a foreign company pursuant to Singapore’s Companies Act.  Prior to the establishment of the Singapore Branch, Renaissance Reinsurance had maintained a representative office in Singapore since April 2012. The activities and regulatory requirements of the Singapore Branches are not considered to be material to the Company.
Dividend Restrictions of RenaissanceRe
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and to a degree, cash and securities. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., the U.K. and Ireland. RenaissanceRe’s ability to pay dividends and distribute capital to shareholders is limited by the Bermuda Companies Act 1981, insofar as after the payment, RenaissanceRe must still be able to pay its liabilities as they come due and the realizable value of its assets must be greater than its liabilities. At December 31, 2013, $2.6 billion of RenaissanceRe’s retained earnings would be unrestricted and available for payment of dividends or distribution to shareholders of RenaissanceRe (2012 - $2.3 billion).

Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2013 with respect to the MBRTs totaled $505.1 million and $173.9 million for Renaissance Reinsurance and DaVinci, respectively (2012 – $508.7 million and $180.1 million, respectively), compared to the minimum amount required under U.S. state regulations of $441.7 million and $135.2 million, respectively (2012 – $494.9 million and $169.1 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the state of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RTCs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2013 with respect to the RCTs totaled $21.1 million and $18.6 million for Renaissance Reinsurance and DaVinci, respectively (2012 - $11.0 million and $11.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $16.3 million and $10.2 million, respectively (2012 - $10.0 million and $10.0 million, respectively).
NOTE 19. DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. The Company’s derivative instruments are generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event one party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$897	62	$835	Other assets	$—	$835
Foreign currency forward contracts (1)	9,612	1,179	8,433	Other assets	—	8,433
Foreign currency forward contracts (2)	1,013	338	675	Other assets	—	675
Credit default swaps	806	82	724	Other assets	310	414
Total	$12,328	$1,661	$10,667		$310	$10,357

	Derivative Liabilities
At December 31, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$74	62	$12	Other liabilities	$12	$—
Foreign currency forward contracts (1)	2,204	28	2,176	Other liabilities	—	2,176
Foreign currency forward contracts (2)	1,557	338	1,219	Other liabilities	—	1,219
Credit default swaps	94	82	12	Other liabilities	—	12
Weather contract	2,490	—	2,490	Other liabilities	—	2,490
Total	$6,419	$510	$5,909		$12	$5,897

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$441	—	$441	Other assets	$—	$441
Foreign currency forward contracts (1)	7,191	—	7,191	Other assets	—	7,191
Foreign currency forward contracts (2)	2,534	2,296	238	Other assets	—	238
Credit default swaps	784	333	451	Other assets	310	141
Total	$10,950	$2,629	$8,321		$310	$8,011

	Derivative Liabilities
At December 31, 2012	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$41	—	$41	Other liabilities	$41	$—
Foreign currency forward contracts (1)	4,173	—	4,173	Other liabilities	—	4,173
Total	$4,214	$—	$4,214		$41	$4,173

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 5. Investments” for information on reverse repurchase agreements.
The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments is shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2013	2012	2011
Interest rate futures	Net realized and unrealized gains on investments	$29,695	$(1,746)	$(25,256)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	889	13,804	(5,443)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(3,015)	(3,445)	(4,335)
Credit default swaps	Net realized and unrealized gains on investments	1,363	1,074	(1,467)
Weather contract	Net realized and unrealized gains on investments	(1,331)	—	—
Platinum warrant	Other (loss) income	—	—	2,975
Total		$27,601	$9,687	$(33,526)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2013.

Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At December 31, 2013, the Company had $1,169.3 million of notional long positions and $356.6 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (2012 – $377.8 million and $310.7 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2013, the Company had outstanding underwriting related foreign currency contracts of $263.6 million in notional long positions and $139.8 million in notional short positions, denominated in U.S. dollars (2012 – $446.2 million and $119.5 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange gains (losses) associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange gains (losses) in its consolidated statements of operations. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2013, the Company had outstanding investment portfolio related foreign currency contracts of $39.6 million in notional long positions and $159.1 million in notional short positions, denominated in U.S. dollars (2012 – $176.7 million and $217.4 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2013, the Company had outstanding credit derivatives of $7.1 million in notional long positions and $18.4 million in notional short positions, denominated in U.S. dollars (2012 – $46.1 million and $24.0 million, respectively).

Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and are frequently seasonal in nature. At December 31, 2013, the Company had an outstanding weather contract of $6.4 million in a notional short position.
Platinum Warrant
The Company held a warrant to purchase up to 2.5 million common shares of Platinum Underwriters Holdings Ltd. (“Platinum”) for $27.00 per share. The Company recorded its investment in the Platinum warrant at fair value. The fair value of the warrant was estimated using either the Black-Scholes option pricing model or the in-the-money value, the greater of which the Company considered the best estimate of the exit value of the warrant. On January 20, 2011, the Company sold its warrant to Platinum for an aggregate of $47.9 million, and recognized a $3.0 million gain on the sale, which is included in other income during 2011.
NOTE 20. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
CONCENTRATION OF CREDIT RISK
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2013. See “Note 7. Reinsurance”, for information with respect to reinsurance recoverable.
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
LETTERS OF CREDIT AND OTHER COMMITMENTS
At December 31, 2013, the Company’s banks have issued letters of credit of approximately $584.4 million in favor of certain ceding companies. In connection with the Company’s Top Layer Re joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s syndicated letter of credit facility contains certain financial covenants.
At December 31, 2013, RenaissanceRe had provided guarantees in the aggregate amount of $50.8 million to certain counterparties of the weather and energy risk operations of Renaissance Trading, subsequently renamed as Munich Re Trading LLC, one of the entities acquired by Munich in the REAL transaction. Although the guarantees issued by RenaissanceRe to certain counterparties of Renaissance Trading remained in effect at December 31, 2013, in conjunction with the purchase agreement of REAL, Munich has agreed, effective October 1, 2013, to indemnify RenaissanceRe against any liabilities, losses and damages that may arise as a result of any transaction between Renaissance Trading and a counterparty that has been provided a guarantee by RenaissanceRe.

On April 26, 2010, Renaissance Reinsurance and CEP entered into a Pledge Agreement in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, and provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. Letter of credit fees will be payable pursuant to the terms of the Reimbursement Agreement. At December 31, 2013, these letters of credit amounted to $281.0 million and £60.0 million, respectively. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge and maintain certain securities with a collateral value equal to 75% of the aggregate amount of the then outstanding letters of credit. In respect of the 25% unsecured portion, Renaissance Reinsurance is required to comply with certain financial covenants, including maintaining a certain minimum financial strength rating, minimum net worth, and a maximum consolidated debt to capital ratio for the consolidated group. In the event Renaissance Reinsurance is unable to satisfy any of these financial covenants, it will be required to pledge additional collateral in respect of the unsecured portion.
PRIVATE EQUITY AND INVESTMENT COMMITMENTS
The Company has committed capital to private equity partnerships and other entities of $662.7 million, of which $544.6 million has been contributed at December 31, 2013. The Company’s remaining commitments to these funds at December 31, 2013 totaled $116.2 million. These commitments do not have a defined contractual commitment date.
INDEMNIFICATIONS AND WARRANTIES
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.
OPERATING AND CAPITAL LEASES
The Company leases office space under operating leases which expire at various dates through 2023. Future minimum lease payments under existing operating leases are expected to be as follows:

Minimum lease payments
2014	$6,040
2015	5,804
2016	4,867
2017	2,258
2018	2,195
After 2018	4,335
Future minimum lease payments under existing operating leases	$25,499

The Company’s capital leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. The future minimum lease payments of the Company’s capital leases are detailed below, and relate principally to the transaction noted above, excluding the bargain renewal option.

Minimum lease payments
2014	$3,017
2015	3,017
2016	3,017
2017	2,417
2018	2,417
After 2018	26,179
Future minimum lease payments under existing capital leases	$40,064

LITIGATION
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from the Company’s business ventures.  The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages.  Generally, the Company’s direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.
OTHER ITEMS
On May 15, 2013, RenaissanceRe announced that effective July 1, 2013, Mr. Currie, its Chief Executive Officer, would retire and Mr. Currie’s responsibilities would be assumed by Mr. O’Donnell, RenaissanceRe’s President and Global Chief Underwriting Officer.  As part of this transition, Mr. Currie ceased to serve as an officer and director of RenaissanceRe on July 1, 2013. Mr. Currie will remain an employee of RenaissanceRe through February 22, 2014 (the “Separation Date”), the remaining term of Mr. Currie’s amended and restated employment agreement. Until the Separation Date, Mr. Currie will continue to receive all payments and benefits set forth in his employment agreement.  At the Separation Date, Mr. Currie will be entitled to the separation payments and benefits as provided in his employment agreement.  In conjunction therewith, in the second quarter of 2013, the Company expensed $16.8 million in total compensation, benefits and other related expenses including the unamortized balance of stock-based compensation Mr. Currie is expected to receive under the terms of his employment agreement and the transition agreement entered into between the Company and Mr. Currie in connection with Mr. Currie’s retirement, subject to Mr. Currie’s continued compliance with the non-competition and non-interference covenants set forth therein.

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues
Gross premiums written	$635,418	$664,151	$703,223	$667,336	$182,649	$136,359	$84,122	$83,745
Net premiums written	$436,813	$492,575	$559,109	$427,630	$127,241	$105,035	$80,784	$77,417
(Increase) decrease in unearned premiums	(165,558)	(213,910)	(267,220)	(183,214)	167,476	157,588	175,981	206,234
Net premiums earned	271,255	278,665	291,889	244,416	294,717	262,623	256,765	283,651
Net investment income (loss)	43,202	62,942	26,163	17,648	59,931	46,135	78,732	39,000
Net foreign exchange gains (losses)	614	(1,306)	(932)	1,587	488	3,187	1,747	1,851
Equity in earnings (losses) of other ventures	5,835	5,470	3,772	6,846	7,313	4,310	6,274	6,612
Other (loss) income	(1,709)	(3,632)	(1,128)	5,414	651	(1,052)	(173)	(2,850)
Net realized and unrealized gains (losses) on investments	14,269	47,614	(69,529)	28,071	28,472	75,297	61,864	12,139
Total other-than-temporary impairments	—	(161)	—	(234)	—	—	—	—
Portion recognized in other comprehensive income, before taxes	—	27	—	25	—	—	—	—
Net other-than-temporary impairments	—	(134)	—	(209)	—	—	—	—
Total revenues	333,466	389,619	250,235	303,773	391,572	390,500	405,209	340,403
Expenses
Net claims and claim expenses incurred	27,251	15,552	103,962	49,551	60,928	73,215	(20,854)	186,893
Acquisition costs	25,009	24,111	31,767	25,608	37,699	24,438	31,026	39,385
Operational expenses	45,986	42,323	42,789	41,375	44,672	42,357	57,658	53,096
Corporate expenses	4,482	4,757	21,529	4,014	4,307	3,796	3,304	3,889
Interest expense	5,034	5,718	4,300	5,716	4,298	5,891	4,297	5,772
Total expenses	107,762	92,461	204,347	126,264	151,904	149,697	75,431	289,035
Income (loss) from continuing operations before taxes	225,704	297,158	45,888	177,509	239,668	240,803	329,778	51,368
Income tax (expense) benefit	(122)	36	(11)	(899)	(223)	(144)	(1,336)	(405)
Income from continuing operations	225,582	297,194	45,877	176,610	239,445	240,659	328,442	50,963
Income (loss) from discontinued operations	9,774	(33,374)	2,427	8,034	(9,779)	(166)	—	9,029
Net income	235,356	263,820	48,304	184,644	229,666	240,493	328,442	59,992
Net income attributable to noncontrolling interests	(38,607)	(53,641)	(14,015)	(33,624)	(44,331)	(51,083)	(54,191)	(9,692)
Net income available to RenaissanceRe	196,749	210,179	34,289	151,020	185,335	189,410	274,251	50,300
Dividends on preference shares	(6,275)	(8,750)	(7,483)	(8,750)	(5,595)	(8,750)	(5,595)	(8,645)
Net income available to RenaissanceRe common shareholders	$190,474	$201,429	$26,806	$142,270	$179,740	$180,660	$268,656	$41,655
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$4.10	$4.59	$0.55	$2.62	$4.32	$3.67	$6.14	$0.69
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – basic	0.22	(0.66)	0.06	0.16	(0.23)	—	—	0.19
Net income available to RenaissanceRe common shareholders per common share – basic	$4.32	$3.93	$0.61	$2.78	$4.09	$3.67	$6.14	$0.88
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$4.01	$4.53	$0.55	$2.59	$4.23	$3.62	$6.05	$0.68
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	0.22	(0.65)	0.05	0.16	(0.22)	—	—	0.19
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.23	$3.88	$0.60	$2.75	$4.01	$3.62	$6.05	$0.87
Average shares outstanding – basic	43,461	50,377	43,372	50,278	43,330	48,394	43,160	46,442
Average shares outstanding – diluted	44,290	50,981	44,243	51,012	44,135	49,119	43,769	47,297

NOTE 22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at December 31, 2013 and 2012, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$210,719	$98,784	$6,512,209	$—	$6,821,712
Cash and cash equivalents	8,796	4,027	395,209	—	408,032
Investments in subsidiaries	3,294,729	74,718	—	(3,369,447)	—
Due from subsidiaries and affiliates	296,752	—	—	(296,752)	—
Premiums receivable	—	—	474,087	—	474,087
Prepaid reinsurance premiums	—	—	66,132	—	66,132
Reinsurance recoverable	—	—	101,025	—	101,025
Accrued investment income	—	110	33,955	—	34,065
Deferred acquisition costs	—	—	81,684	—	81,684
Receivable for investments sold	14	—	75,831	—	75,845
Other assets	112,234	1,481	102,834	(100,000)	116,549
Total assets	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,563,730	$—	$1,563,730
Unearned premiums	—	—	477,888	—	477,888
Debt	—	249,430	—	—	249,430
Amounts due to subsidiaries and affiliates	—	3,173	—	(3,173)	—
Reinsurance balances payable	—	—	293,022	—	293,022
Payable for investments purchased	—	—	193,221	—	193,221
Other liabilities	18,860	6,953	371,783	—	397,596
Total liabilities	18,860	259,556	2,899,644	(3,173)	3,174,887
Redeemable noncontrolling interests	—	—	1,099,860	—	1,099,860
Shareholders’ Equity
Total shareholders’ equity	3,904,384	(80,436)	3,843,462	(3,763,026)	3,904,384
Total liabilities, noncontrolling interests and shareholders’ equity	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$572,139	$49,618	$5,733,637	$—	$6,355,394
Cash and cash equivalents	6,298	1,528	296,319	—	304,145
Investments in subsidiaries	2,864,793	37,202	—	(2,901,995)	—
Due from subsidiaries and affiliates	53,296	117	—	(53,413)	—
Premiums receivable	—	—	491,365	—	491,365
Prepaid reinsurance premiums	—	—	77,082	—	77,082
Reinsurance recoverable	—	—	192,512	—	192,512
Accrued investment income	2,535	69	30,874	—	33,478
Deferred acquisition costs	—	—	52,622	—	52,622
Receivable for investments sold	60,149	—	108,524	—	168,673
Other assets	114,956	15,754	104,046	(115,493)	119,263
Assets of discontinued operations held for sale	—	134,094	—	—	134,094
Total assets	$3,674,166	$238,382	$7,086,981	$(3,070,901)	$7,928,628
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,879,377	$—	$1,879,377
Unearned premiums	—	—	399,517	—	399,517
Debt	100,000	249,339	—	—	349,339
Amounts due to subsidiaries and affiliates	11,371	5,593	—	(16,964)	—
Reinsurance balances payable	—	—	290,419	—	290,419
Payable for investments purchased	9,694	—	269,093	—	278,787
Other liabilities	50,036	4,572	145,284	(1,458)	198,434
Liabilities of discontinued operations held for sale	—	57,440	—	—	57,440
Total liabilities	171,101	316,944	2,983,690	(18,422)	3,453,313
Redeemable noncontrolling interest	—	—	968,259	—	968,259
Shareholders’ Equity
Total shareholders’ equity	3,503,065	(78,562)	3,135,032	(3,052,479)	3,507,056
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,674,166	$238,382	$7,086,981	$(3,070,901)	$7,928,628

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,114,626	$—	$1,114,626
Net investment income	4,213	488	209,105	(5,778)	208,028
Net foreign exchange (losses) gains	(7)	(2)	1,926	—	1,917
Equity in earnings of other ventures	—	—	23,194	—	23,194
Other income (loss)	106	125	(2,590)	—	(2,359)
Net realized and unrealized (losses) gains on investments	(483)	1,196	34,363	—	35,076
Total revenues	3,829	1,807	1,380,624	(5,778)	1,380,482
Expenses
Net claims and claim expenses incurred	—	—	171,287	—	171,287
Acquisition expenses	—	—	125,501	—	125,501
Operational expenses	(4,962)	7,566	189,117	(616)	191,105
Corporate expenses	31,264	338	2,020	—	33,622
Interest expense	734	14,467	2,728	—	17,929
Total expenses	27,036	22,371	490,653	(616)	539,444
(Loss) income before equity in net income of subsidiaries and taxes	(23,207)	(20,564)	889,971	(5,162)	841,038
Equity in net income of subsidiaries	713,831	2,142	—	(715,973)	—
Income (loss) from continuing operations before taxes	690,624	(18,422)	889,971	(721,135)	841,038
Income tax expense	—	(1,558)	(134)	—	(1,692)
Income (loss) from continuing operations	690,624	(19,980)	889,837	(721,135)	839,346
Income from discontinued operations	—	2,422	—	—	2,422
Net income (loss)	690,624	(17,558)	889,837	(721,135)	841,768
Net income attributable to noncontrolling interests	—	—	(151,144)	—	(151,144)
Net income (loss) attributable to RenaissanceRe	690,624	(17,558)	738,693	(721,135)	690,624
Dividends on preference shares	(24,948)	—	—	—	(24,948)
Net income (loss) attributable to RenaissanceRe common shareholders	$665,676	$(17,558)	$738,693	$(721,135)	$665,676

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$690,624	$(17,558)	$889,837	$(721,135)	$841,768
Change in net unrealized gains on investments	—	—	(9,491)	—	(9,491)
Comprehensive income (loss)	690,624	(17,558)	880,346	(721,135)	832,277
Net income attributable to noncontrolling interests	—	—	(151,144)	—	(151,144)
Comprehensive income attributable to noncontrolling interests	—	—	(151,144)	—	(151,144)
Comprehensive income (loss) attributable to RenaissanceRe	$690,624	$(17,558)	$729,202	$(721,135)	$681,133

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,069,355	$—	$1,069,355
Net investment income	14,195	619	150,911	—	165,725
Net foreign exchange gains	33	—	5,286	—	5,319
Equity in earnings of other ventures	—	—	23,238	—	23,238
Other income (loss)	2,822	—	(4,942)	—	(2,120)
Net realized and unrealized gains on investments	14,862	1,556	146,703	—	163,121
Net other-than-temporary impairments	—	—	(343)	—	(343)
Total revenues	31,912	2,175	1,390,208	—	1,424,295
Expenses
Net claims and claim expenses incurred	—	—	325,211	—	325,211
Acquisition expenses	—	—	113,542	—	113,542
Operational expenses	(5,103)	7,013	177,241	—	179,151
Corporate expenses	14,282	273	1,901	—	16,456
Interest expense	5,875	14,467	2,755	—	23,097
Total expenses	15,054	21,753	620,650	—	657,457
Income (loss) before equity in net loss of subsidiaries and taxes	16,858	(19,578)	769,558	—	766,838
Equity in net income of subsidiaries	584,051	1,860	—	(585,911)	—
Income (loss) from continuing operations before taxes	600,909	(17,718)	769,558	(585,911)	766,838
Income tax expense	—	(499)	(914)	—	(1,413)
Income (loss) from continuing operations	600,909	(18,217)	768,644	(585,911)	765,425
Loss from discontinued operations	—	(16,476)	—	—	(16,476)
Net income (loss)	600,909	(34,693)	768,644	(585,911)	748,949
Net income attributable to noncontrolling interest	—	—	(148,040)	—	(148,040)
Net income (loss) attributable to RenaissanceRe	600,909	(34,693)	620,604	(585,911)	600,909
Dividends on preference shares	(34,895)	—	—	—	(34,895)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$566,014	$(34,693)	$620,604	$(585,911)	$566,014

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$600,909	$(34,693)	$768,644	$(585,911)	$748,949
Change in net unrealized gains on investments	—	—	1,914	—	1,914
Portion of other-than-temporary impairments recognized in other comprehensive loss	—	—	(52)	—	(52)
Comprehensive income (loss)	600,909	(34,693)	770,506	(585,911)	750,811
Net income attributable to noncontrolling interests	—	—	(148,040)	—	(148,040)
Comprehensive income attributable to noncontrolling interests	—	—	(148,040)	—	(148,040)
Comprehensive income (loss) available (attributable) to RenaissanceRe	$600,909	$(34,693)	$622,466	$(585,911)	$602,771

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$951,049	$—	$951,049
Net investment income	20,182	944	131,557	(5,812)	146,871
Net foreign exchange gains (losses)	112	—	(7,956)	—	(7,844)
Equity in losses of other ventures	—	—	(36,533)	—	(36,533)
Other loss	(11)	—	44,356	—	44,345
Net realized and unrealized gains on investments	12,040	1,217	30,699	—	43,956
Net other-than-temporary impairments	—	—	(552)	—	(552)
Total revenues	32,323	2,161	1,112,620	(5,812)	1,141,292
Expenses
Net claims and claim expenses incurred	—	—	861,179	—	861,179
Acquisition expenses	—	—	97,376	—	97,376
Operational expenses	(4,842)	7,910	166,593	—	169,661
Corporate expenses	11,486	229	6,441	—	18,156
Interest expense	10,472	14,568	3,026	(4,698)	23,368
Total expenses	17,116	22,707	1,134,615	(4,698)	1,169,740
Income (loss) before equity in net loss of subsidiaries and taxes	15,207	(20,546)	(21,995)	(1,114)	(28,448)
Equity in net loss of subsidiaries	(73,066)	(16,689)	—	89,755	—
Loss from continuing operations before taxes	(57,859)	(37,235)	(21,995)	88,641	(28,448)
Income tax benefit (expense)	624	1,677	(12,686)	—	(10,385)
Loss from continuing operations	(57,235)	(35,558)	(34,681)	88,641	(38,833)
Loss from discontinued operations	—	(51,559)	—	—	(51,559)
Net loss	(57,235)	(87,117)	(34,681)	88,641	(90,392)
Net loss attributable to noncontrolling interest	—	—	33,157	—	33,157
Net loss attributable to RenaissanceRe	(57,235)	(87,117)	(1,524)	88,641	(57,235)
Dividends on preference shares	(35,000)	—	—	—	(35,000)
Net loss attributable to RenaissanceRe common shareholders	$(92,235)	$(87,117)	$(1,524)	$88,641	$(92,235)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Loss for the year ended December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive loss
Net loss	$(57,235)	$(87,117)	$(34,681)	$88,641	$(90,392)
Change in net unrealized gains on investments	—	—	(7,991)	—	(7,991)
Portion of other-than-temporary impairments recognized in other comprehensive loss	—	—	(78)	—	(78)
Comprehensive loss	(57,235)	(87,117)	(42,750)	88,641	(98,461)
Net loss attributable to noncontrolling interests	—	—	33,157	—	33,157
Change in net unrealized gains on fixed maturity investments available for sale attributable to noncontrolling interests	—	—	6	—	6
Comprehensive loss attributable to noncontrolling interests	—	—	33,163	—	33,163
Comprehensive loss attributable to RenaissanceRe	$(57,235)	$(87,117)	$(9,587)	$88,641	$(65,298)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(37,966)	$(7,583)	$841,270	$795,721
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	880,749	185,143	7,185,513	8,251,405
Purchases of fixed maturity investments trading	(491,768)	(160,422)	(7,814,277)	(8,466,467)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	45,178	45,178
Net (purchases) sales of equity investments trading	—	(81,437)	48,382	(33,055)
Net sales (purchases) of short term investments	21,217	9,399	(277,587)	(246,971)
Net sales of other investments	—	—	76,214	76,214
Net purchases of investments in other ventures	—	—	(4,000)	(4,000)
Net sales of other assets	—	—	2,181	2,181
Dividends and return of capital from subsidiaries	504,241	83,593	(587,834)	—
Contributions to subsidiaries	(500,652)	(38,117)	538,769	—
Due (from) to subsidiary	17,446	(3,761)	(13,685)	—
Net proceeds related to sale of discontinued operations	—	—	60,000	60,000
Net cash provided by (used in) investing activities	431,233	(5,602)	(741,146)	(315,515)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(49,267)	—	—	(49,267)
Dividends paid – preference shares	(24,948)	—	—	(24,948)
RenaissanceRe common share repurchases	(207,410)	—	—	(207,410)
Net repayment of debt	(100,000)	—	(2,436)	(102,436)
Redemption of 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Redemption of 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	265,856	—	—	265,856
Contribution of capital from parent	—	15,684	(15,684)	—
Net third party redeemable noncontrolling interest share transactions	—	—	(5,750)	(5,750)
Net cash (used in) provided by financing activities	(390,769)	15,684	(23,870)	(398,955)
Effect of exchange rate changes on foreign currency cash	—	—	1,423	1,423
Net increase in cash and cash equivalents	2,498	2,499	77,677	82,674
Net decrease in cash and cash equivalents of discontinued operations	—	—	21,213	21,213
Cash and cash equivalents, beginning of period	6,298	1,528	296,319	304,145
Cash and cash equivalents, end of period	$8,796	$4,027	$395,209	$408,032

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$128,567	$(10,376)	$598,738	$716,929
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	744,211	140,626	7,308,030	8,192,867
Purchases of fixed maturity investments trading	(692,783)	(73,800)	(7,769,655)	(8,536,238)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	65,168	65,168
Net (purchases) sales of short term investments	(80,485)	(10,624)	159,886	68,777
Net sales of other investments	—	—	150,828	150,828
Net purchases of other assets	—	—	(4,079)	(4,079)
Dividends and return of capital from subsidiaries	979,311	9,541	(988,852)	—
Contributions to subsidiaries	(366,210)	(50,000)	416,210	—
Due (from) to subsidiaries	(15,359)	241	15,118	—
Net payments related to sale of discontinued operations	—	(9,000)	—	(9,000)
Net cash provided by (used in) investing activities	568,685	6,984	(647,346)	(71,677)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(53,356)	—	—	(53,356)
Dividends paid – preference shares	(34,895)	—	—	(34,895)
RenaissanceRe common share repurchases	(463,309)	—	—	(463,309)
Net repayment of debt	—	—	(1,937)	(1,937)
Redemption of 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Third party DaVinciRe share transactions	—	—	164,927	164,927
Net cash (used in) provided by financing activities	(701,560)	—	162,990	(538,570)
Effect of exchange rate changes on foreign currency cash	—	—	1,692	1,692
Net (decrease) increase in cash and cash equivalents	(4,308)	(3,392)	116,074	108,374
Net decrease in cash and cash equivalents of discontinued operations	—	—	13,946	13,946
Cash and cash equivalents, beginning of period	10,606	4,920	166,299	181,825
Cash and cash equivalents, end of period	$6,298	$1,528	$296,319	$304,145

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(58,721)	$(56,438)	$281,092	$165,933
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	532,864	221,189	5,335,415	6,089,468
Purchases of fixed maturity investments trading	(684,951)	(322,318)	(5,264,354)	(6,271,623)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	106,362	106,362
Purchases of fixed maturity investments available for sale	—	—	(4,107)	(4,107)
Net purchases of equity investments trading	—	—	(47,995)	(47,995)
Net (purchases) sales of short term investments	(6,014)	9,184	99,978	103,148
Net sales (purchases) of other investments	102,717	—	(51,777)	50,940
Net purchases of investments in other ventures	—	—	(39,000)	(39,000)
Net sales of other assets	—	—	58,318	58,318
Dividends and return of capital from subsidiaries	945,195	9,306	(954,501)	—
Contributions to subsidiaries	(272,366)	(8,294)	280,660	—
Due to (from) subsidiary	6,059	3,780	(9,839)	—
Net proceeds from sale of discontinued operations	—	269,520	—	269,520
Net cash provided by (used in) investing activities	623,504	182,367	(490,840)	315,031
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(53,460)	—	—	(53,460)
Dividends paid – preference shares	(35,000)	—	—	(35,000)
RenaissanceRe common share repurchases	(191,619)	—	—	(191,619)
Net (repayment) issuance of debt	(277,512)	(124,949)	202,461	(200,000)
Third party DaVinciRe share repurchases	—	—	(62,157)	(62,157)
Net cash (used in) provided by financing activities	(557,591)	(124,949)	140,304	(542,236)
Effect of exchange rate changes on foreign currency cash	—	—	518	518
Net increase (decrease) in cash and cash equivalents	7,192	980	(68,926)	(60,754)
Net decrease in cash and cash equivalents of discontinued operations	—	—	16,441	16,441
Cash and cash equivalents, beginning of year	3,414	3,940	218,784	226,138
Cash and cash equivalents, end of year	$10,606	$4,920	$166,299	$181,825

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 23. SUBSEQUENT EVENTS
Subsequent to December 31, 2013 and through the period ended February 19, 2014, the Company repurchased 2.0 million common shares in open market transactions at an aggregate cost of $185.8 million and at an average share price of $91.66.
On February 19, 2014, RenaissanceRe’s Board of Directors approved an increase in the authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized.
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including the Company, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $60.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions is 26.5%, effective January 1, 2014. The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
Subsequent to December 31, 2013 and through the period ended February 19, 2014, third-party investors subscribed for an aggregate of $42.2 million of the participating, non-voting common shares of Medici. As a result of these subscriptions, the Company’s ownership in Medici decreased to 46.8%, effective February 1, 2014.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 20, 2014 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a) (2) of this Annual Report on Form 10-K for the year ended December 31, 2013. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 20, 2014

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2013
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturity investments
U.S. treasuries	$1,358,094	$1,352,413	$1,352,413
Agencies	187,815	186,050	186,050
Non-U.S. government (Sovereign debt)	332,935	334,580	334,580
Non-U.S. government-backed corporate	234,531	237,479	237,479
Corporate	1,783,043	1,803,415	1,803,415
Agency mortgage-backed	346,740	341,908	341,908
Non-agency mortgage-backed	242,344	257,938	257,938
Commercial mortgage-backed	311,681	314,236	314,236
Asset-backed	14,802	15,258	15,258
Total fixed maturity investments	$4,811,985	4,843,277	4,843,277
Short term investments		1,044,779	1,044,779
Equity investments		254,776	254,776
Other investments		573,264	573,264
Investments in other ventures, under equity method		105,616	105,616
Total investments		$6,821,712	$6,821,712

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2013 AND 2012
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2013	2012
Assets
Fixed maturity investments trading, at fair value (Amortized cost $Nil and $324,160 at December 31, 2013 and 2012, respectively)	$—	$337,376
Short term investments, at fair value	210,719	234,763
Total investments	210,719	572,139
Cash and cash equivalents	8,796	6,298
Investments in subsidiaries	3,294,729	2,864,793
Due from subsidiaries	16,479	32,467
Dividends due from subsidiaries	280,273	20,829
Accrued investment income	—	2,535
Receivable for investments sold	14	60,149
Other assets	112,234	114,956
Total Assets	$3,923,244	$3,674,166
Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$—	$100,000
Contributions due to subsidiaries	—	11,371
Payable for investments purchased	—	9,694
Other liabilities	18,860	50,036
Total Liabilities	18,860	171,101
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2013 (December 31, 2012 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 43,646,436 shares issued and outstanding at December 31, 2013 (December 31, 2012 – 45,542,203)	43,646	45,542
Accumulated other comprehensive income	4,131	13,622
Retained earnings	3,456,607	3,043,901
Total Shareholders’ Equity	3,904,384	3,503,065
Total Liabilities and Shareholders’ Equity	$3,923,244	$3,674,166

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2013	2012	2011
Revenues
Net investment income	$4,213	$14,195	$20,182
Net foreign exchange (losses) gains	(7)	33	112
Other income (loss)	106	2,822	(11)
Net realized and unrealized (losses) gains on investments	(483)	14,862	12,040
Total revenues	3,829	31,912	32,323
Expenses
Interest expense	734	5,875	10,472
Operating and corporate expenses	26,302	9,179	6,644
Total expenses	27,036	15,054	17,116
(Loss) income before equity in net income (losses) of subsidiaries and taxes	(23,207)	16,858	15,207
Equity in net income (losses) of subsidiaries	713,831	584,051	(73,066)
Income (loss) before taxes	690,624	600,909	(57,859)
Income tax benefit	—	—	624
Net income (loss)	690,624	600,909	(57,235)
Dividends on preference shares	(24,948)	(34,895)	(35,000)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$665,676	$566,014	$(92,235)

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2013	2012	2011
Comprehensive income (loss)
Net income (loss)	$690,624	$600,909	$(57,235)
Comprehensive income (loss) attributable to RenaissanceRe	$690,624	$600,909	$(57,235)

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2013	2012	2011
Cash flows (used in) provided by operating activities:
Net income (loss)	$690,624	$600,909	$(57,235)
Less: equity in net (income) loss of subsidiaries	(713,831)	(584,051)	73,066
	(23,207)	16,858	15,831
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Net unrealized losses (gains) included in net investment income	483	348	(1,696)
Net unrealized (gains) losses included in other income (loss)	—	(193)	304
Net realized and unrealized gains on investments	(20)	(14,862)	(12,040)
Other	(15,222)	126,416	(61,120)
Net cash (used in) provided by operating activities	(37,966)	128,567	(58,721)
Cash flows provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	880,749	744,211	532,864
Purchases of fixed maturity investments trading	(491,768)	(692,783)	(684,951)
Net sales (purchases) of short term investments	21,217	(80,485)	(6,014)
Net sales (purchases) of other investments	—	—	102,717
Dividends and return of capital from subsidiaries	504,241	979,311	945,195
Contributions to subsidiaries	(500,652)	(366,210)	(272,366)
Due (from) to subsidiary	17,446	(15,359)	6,059
Net cash provided by investing activities	431,233	568,685	623,504
Cash flows used in financing activities:
Dividends paid – RenaissanceRe common shares	(49,267)	(53,356)	(53,460)
Dividends paid – preference shares	(24,948)	(34,895)	(35,000)
RenaissanceRe common share repurchases	(207,410)	(463,309)	(191,619)
Redemption of 6.08% Series C preference shares	(125,000)	—	—
Redemption of 6.60% Series D preference shares	(150,000)	(150,000)	—
Issuance of 5.375% Series E preference share, net of expenses	265,856	—	—
Net repayment of debt	(100,000)	—	(277,512)
Net cash used in financing activities	(390,769)	(701,560)	(557,591)
Net increase (decrease) in cash and cash equivalents	2,498	(4,308)	7,192
Cash and cash equivalents, beginning of year	6,298	10,606	3,414
Cash and cash equivalents, end of year	$8,796	$6,298	$10,606

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2013			Year ended December 31, 2013
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$37,889	$780,987	$279,465	$723,705	$—	$7,908	$49,161	$108,130	$753,078
Specialty Reinsurance	26,727	506,268	115,278	214,306	—	67,236	41,538	31,780	248,562
Lloyd’s	17,068	218,367	83,145	176,029	—	95,693	34,823	50,540	201,697
Other	—	58,108	—	586	208,028	450	(21)	655	610
Total	$81,684	$1,563,730	$477,888	$1,114,626	$208,028	$171,287	$125,501	$191,105	$1,203,947

	December 31, 2012			Year ended December 31, 2012
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$28,306	$1,184,258	$261,456	$781,738	$—	$165,209	$66,665	$103,811	$766,035
Specialty Reinsurance	15,010	478,313	84,058	164,685	—	76,813	23,826	29,124	201,552
Lloyd’s	9,306	149,470	54,003	122,968	—	80,242	22,864	45,680	135,131
Other	—	67,336	—	(36)	165,725	2,947	187	536	(61)
Total	$52,622	$1,879,377	$399,517	$1,069,355	$165,725	$325,211	$113,542	$179,151	$1,102,657

	December 31, 2011			Year ended December 31, 2011
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$28,059	$1,341,908	$260,746	$737,545	$—	$770,350	$62,882	$100,932	$773,560
Specialty Reinsurance	6,864	471,618	41,099	135,543	—	13,354	20,096	30,319	139,939
Lloyd’s	8,039	87,495	43,367	76,386	—	73,259	14,031	36,732	98,617
Other	759	91,333	2,443	1,575	146,871	4,216	367	1,678	657
Total	$43,721	$1,992,354	$347,655	$951,049	$146,871	$861,179	$97,376	$169,661	$1,012,773

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2013
Property and liability premiums earned	$44,530	$412,415	$1,482,511	$1,114,626	133%
Year ended December 31, 2012
Property and liability premiums earned	$34,028	$430,374	$1,465,701	$1,069,355	137%
Year ended December 31, 2011
Property and liability premiums earned	$17,794	$422,950	$1,356,205	$951,049	143%
SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2013	$81,684	$1,563,730	$—	$477,888	$1,114,626	$208,028
Year ended December 31, 2012	$52,622	$1,879,377	$—	$399,517	$1,069,355	$165,725
Year ended December 31, 2011	$43,721	$1,992,354	$—	$347,655	$951,049	$146,871

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2013	$315,241	$(143,954)	$125,501	$395,447	$1,203,947
Year ended December 31, 2012	$483,180	$(157,969)	$113,542	$226,671	$1,102,657
Year ended December 31, 2011	$993,168	$(131,989)	$97,376	$428,986	$1,012,773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBITS
TO
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
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

3	Exhibits

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

4.1	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (4)

4.2	Certificate of Designation, Preferences and Rights of 5.375% Series E Preference Shares. (5)

4.2(a)	Form of Stock Certificate Evidencing the 5.375% Series E Preference Shares. (5)

4.3	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Issuer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (6)

4.3(a)
First Supplemental Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Insurer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (6)

4.3(b)	Senior Debt Securities Guarantee Agreement, dated as of March 17, 2010, between RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Guarantee Trustee. (6)

4.3(c)	Waiver Agreement, dated as of January 21, 2011, by and among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas, as Trustee. (7)

4.4
Credit Agreement, dated as of May 17, 2012, by and among RenaissanceRe Holdings Ltd., various banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, Citibank, N.A., as Syndication Agent, and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (8).

4.4(a)
First Amendment and Joinder to Credit Agreement, dated as of May 23, 2013, by and among RenaissanceRe Holdings Ltd., Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, and various banks and financial institutions parties thereto. (9)

4.5	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (10)

4.5(a)	Pledge Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (10)

4.6
Fourth Amended and Restated Reimbursement Agreement, dated as of May 17, 2012, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., the banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the lenders, and certain other agents (8).

4.7	Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (11)

4.7(a)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (12)

4.7(b)
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. have each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names. (11)

10.1	Further Amended and Restated Employment Agreement, dated as of May 15, 2013, by and between RenaissanceRe Holdings Ltd. and Kevin J. O'Donnell (13)

10.2	Form of the Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (14)

10.3	Further Amended and Restated Employment Agreement, dated as of October 23, 2013, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (15)

10.4	Transition and Services Agreement, dated as of May 15, 2013, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (13)

10.5	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (16)

10.5(a)	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (17)

10.5(b)	Amendment No. 2 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie, dated February 19, 2013. (18)

10.5(c)	Amendment No. 3 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie, dated April 5, 2013. (14)

10.6	Memorandum of Agreement by and between the Company and Neill A. Currie, dated February 21, 2012 (20).

10.7	Agreement Regarding Use of Aircraft Interest, dated as of November 17, 2009, by and between RenaissanceRe Holdings Ltd. and Neill A. Currie. (21)

10.8	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (22)

10.8(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (23)

10.8(b)	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (23)

10.8(c)	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (10)

10.8(d)	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.8(e)	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (24)

10.8(f)	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (15)

10.8(g)	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (10)

10.8(h)	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (10)

10.8(i)	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (26)

10.8(j)	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (26)

10.9	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (27)

10.9(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (28)

10.9(b)	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (27)

10.10	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (21)

10.10(a)	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (21)

10.11	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (19)

10.11(a)	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (25)

10.11(b)	Form of Letter Agreement with Neill A. Currie Regarding Performance Share Awards. (25)

10.11(c)
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (29)

10.11(d)
Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (29)

10.12	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers. (30)

10.13	Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd. (18)

10.15	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (31)

10.16	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (32)

10.16(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (33)

10.16(b)	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (34)

10.16(c)	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (35)

10.16(d)	Form of Restricted Stock Grant Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (36)

10.16(e)	Form of Option Grant Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (36)

10.17	Stock Purchase Agreement, dated as of November 18, 2010, by and between RenRe North America Holdings Inc., and QBE Holdings Inc. (37)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512)

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 28, 2013.

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 22, 2012.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 24, 2013.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K , filed with the SEC on September 23, 2010.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2013.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Definitive Proxy Statement filed with the Commission on April 8, 2010.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2012.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

(22)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

v

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 11, 2010.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

(32)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(35)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 18, 2010.

vi