Form 10-Q
period 2014-03-31
RENAISSANCERE HOLDINGS LTD
filed 2014-04-30
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at April 25, 2014 was 40,548,936.

RENAISSANCERE HOLDINGS LTD.

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

The factors listed above should not be construed as exhaustive. Certain of these risk factors and others are described in more detail from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	March 31, 2014	December 31, 2013
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value (Amortized cost $4,532,381 and $4,781,712 at March 31, 2014 and December 31, 2013, respectively)	$4,587,412	$4,809,036
Fixed maturity investments available for sale, at fair value (Amortized cost $26,402 and $30,273 at March 31, 2014 and December 31, 2013, respectively)	30,205	34,241
Short term investments, at fair value	977,778	1,044,779
Equity investments trading, at fair value	245,267	254,776
Other investments, at fair value	576,099	573,264
Investments in other ventures, under equity method	106,332	105,616
Total investments	6,523,093	6,821,712
Cash and cash equivalents	327,163	408,032
Premiums receivable	668,788	474,087
Prepaid reinsurance premiums	207,752	66,132
Reinsurance recoverable	98,962	101,025
Accrued investment income	27,351	34,065
Deferred acquisition costs	121,890	81,684
Receivable for investments sold	84,396	75,845
Other assets	96,251	108,438
Goodwill and other intangible assets	8,059	8,111
Total assets	$8,163,705	$8,179,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,532,883	$1,563,730
Unearned premiums	783,321	477,888
Debt	249,453	249,430
Reinsurance balances payable	468,644	293,022
Payable for investments purchased	179,519	193,221
Other liabilities	200,626	397,596
Total liabilities	3,414,446	3,174,887
Commitments and Contingencies
Redeemable noncontrolling interest	986,981	1,099,860
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at March 31, 2014 (December 31, 2013 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 40,855,729 shares issued and outstanding at March 31, 2014 (December 31, 2013 – 43,646,436)	40,856	43,646
Accumulated other comprehensive income	3,963	4,131
Retained earnings	3,317,459	3,456,607
Total shareholders’ equity attributable to RenaissanceRe	3,762,278	3,904,384
Total liabilities, noncontrolling interests and shareholders’ equity	$8,163,705	$8,179,131
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2014 and 2013
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Revenues
Gross premiums written	$705,260	$635,418
Net premiums written	$450,347	$436,813
Increase in unearned premiums	(163,813)	(165,558)
Net premiums earned	286,534	271,255
Net investment income	38,948	43,202
Net foreign exchange (losses) gains	(1,061)	614
Equity in earnings of other ventures	4,199	5,835
Other income (loss)	62	(1,709)
Net realized and unrealized gains on investments	14,927	14,269
Total revenues	343,609	333,466
Expenses
Net claims and claim expenses incurred	58,915	27,251
Acquisition expenses	33,700	25,009
Operational expenses	42,624	45,986
Corporate expenses	4,545	4,482
Interest expense	4,293	5,034
Total expenses	144,077	107,762
Income from continuing operations before taxes	199,532	225,704
Income tax expense	(166)	(122)
Income from continuing operations	199,366	225,582
Income from discontinued operations	—	9,774
Net income	199,366	235,356
Net income attributable to noncontrolling interests	(42,768)	(38,607)
Net income attributable to RenaissanceRe	156,598	196,749
Dividends on preference shares	(5,595)	(6,275)
Net income available to RenaissanceRe common shareholders	$151,003	$190,474
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$3.61	$4.10
Income from discontinued operations available to RenaissanceRe common shareholders per common share – basic	—	0.22
Net income available to RenaissanceRe common shareholders per common share – basic	$3.61	$4.32
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$3.56	$4.01
Income from discontinued operations available to RenaissanceRe common shareholders per common share – diluted	—	0.22
Net income available to RenaissanceRe common shareholders per common share – diluted	$3.56	$4.23
Dividends per common share	$0.29	$0.28

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Comprehensive income
Net income	$199,366	$235,356
Change in net unrealized gains on investments	(168)	(7,572)
Comprehensive income	199,198	227,784
Net income attributable to noncontrolling interests	(42,768)	(38,607)
Comprehensive income attributable to noncontrolling interests	(42,768)	(38,607)
Comprehensive income attributable to RenaissanceRe	$156,430	$189,177
Disclosure regarding net unrealized gains
Total realized and net unrealized holding losses on investments and net other-than-temporary impairments	$(168)	$(1,711)
Net realized gains on fixed maturity investments available for sale	—	(5,861)
Change in net unrealized gains on investments	$(168)	$(7,572)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Preference shares
Balance – January 1	$400,000	$400,000
Balance – March 31	400,000	400,000
Common shares
Balance – January 1	43,646	45,542
Repurchase of shares	(2,978)	(1,369)
Exercise of options and issuance of restricted stock awards	188	337
Balance – March 31	40,856	44,510
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	4,179	(429)
Change in noncontrolling interests	(35)	267
Exercise of options and issuance of restricted stock awards	(4,144)	162
Balance – March 31	—	—
Accumulated other comprehensive income
Balance – January 1	4,131	13,622
Change in net unrealized gains on investments	(168)	(7,572)
Balance – March 31	3,963	6,050
Retained earnings
Balance – January 1	3,456,607	3,043,901
Net income	199,366	235,356
Net income attributable to noncontrolling interests	(42,768)	(38,607)
Repurchase of shares	(278,252)	(109,501)
Dividends on common shares	(11,899)	(12,329)
Dividends on preference shares	(5,595)	(6,275)
Balance – March 31	3,317,459	3,112,545
Noncontrolling interest	—	3,747
Total shareholders’ equity	$3,762,278	$3,566,852

See accompanying notes to the consolidated financial statements

Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Cash flows provided by operating activities
Net income	$199,366	$235,356
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	8,305	12,989
Equity in undistributed earnings of other ventures	(1,204)	(6,953)
Net realized and unrealized gains on investments	(14,927)	(14,271)
Net unrealized gains included in net investment income	(4,980)	(15,071)
Net unrealized losses included in other income (loss)	—	(9,776)
Change in:
Premiums receivable	(194,701)	(163,003)
Prepaid reinsurance premiums	(141,620)	(93,134)
Reinsurance recoverable	2,063	29,564
Deferred acquisition costs	(40,206)	(25,292)
Reserve for claims and claim expenses	(30,847)	(123,594)
Unearned premiums	305,433	258,692
Reinsurance balances payable	175,622	90,520
Other	(215,665)	(47,525)
Net cash provided by operating activities	46,639	128,502
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	1,996,035	2,349,666
Purchases of fixed maturity investments trading	(1,768,996)	(2,075,088)
Proceeds from sales and maturities of fixed maturity investments available for sale	4,090	37,699
Net (purchases) sales of equity investments trading	(279)	67,073
Net sales (purchases) of short term investments	67,313	(192,557)
Net sales of other investments	2,116	33,080
Net sales of investments in other ventures	915	—
Net cash provided by investing activities	301,194	219,873
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(11,899)	(12,329)
Dividends paid – preference shares	(5,595)	(6,275)
RenaissanceRe common share repurchases	(262,736)	(111,299)
Net repayment of debt	—	(97,483)
Net third party redeemable noncontrolling interest share transactions	(147,943)	(114,154)
Net cash used in financing activities	(428,173)	(341,540)
Effect of exchange rate changes on foreign currency cash	(529)	3,432
Net (decrease) increase in cash and cash equivalents	(80,869)	10,267
Net increase in cash and cash equivalents of discontinued operations	—	(24,332)
Cash and cash equivalents, beginning of period	408,032	304,145
Cash and cash equivalents, end of period	$327,163	$290,080
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2013.
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

•
The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Redeemable noncontrolling interest - DaVinciRe represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•
RenaissanceRe Syndicate 1458 (“Syndicate 1458”) is the Company’s Lloyd’s syndicate. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), a wholly owned subsidiary of RenaissanceRe, is Syndicate 1458’s sole corporate member and RenaissanceRe Syndicate Management Ltd. (“RSML”), a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458.

•
RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”), is a Bermuda-domiciled excess and surplus lines insurance company that is listed on the National Association of Insurance Commissioners’ International Insurance Department’s Quarterly List of Alien Insurers as an eligible surplus lines insurer. RenaissanceRe Underwriting Managers U.S. LLC (“RenaissanceRe Underwriting Managers U.S.”), a specialty reinsurance agency domiciled in Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and Syndicate 1458.

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

•
RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. During 2013, third-party investors subscribed for a portion of the participating, non-voting common shares of

Medici. Because the Company owns a noncontrolling equity interest in, but controls all of the outstanding voting power of Medici, the results of Medici are consolidated in the Company’s financial statements. Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.

•
On August 30, 2013, RenaissanceRe entered into a purchase agreement with a subsidiary of Munich-American Holding Corporation (together with applicable affiliates, “Munich”) to sell the Company’s U.S.-based weather and weather-related energy risk management unit, which principally included RenRe Commodity Advisors LLC (“RRCA”), Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (collectively referred to as “REAL”). REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions. On October 1, 2013, RenaissanceRe closed the sale of REAL to Munich. In the third quarter of 2013, the Company classified the assets and liabilities associated with this transaction as held for sale. The financial results for these operations have been presented in the Company’s consolidated financial statements as “discontinued operations” for all periods presented. Refer to “Note 3. Discontinued Operations”, for more information.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2013, except as noted below.
BASIS OF PRESENTATION
The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated from these statements. Except as discussed in “Note 3. Discontinued Operations,” and unless otherwise noted, the notes to the consolidated financial statements reflect the Company’s continuing operations.
Certain comparative information has been reclassified to conform to the current presentation. Because of the seasonality of the Company’s business, the results of operations and cash flows for any interim period will not necessarily be indicative of the results of operations and cash flows for the full fiscal year or subsequent quarters.
USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; reinsurance recoverables, including allowances for reinsurance recoverables deemed uncollectible; estimates of written and earned premiums; fair value, including the fair value of investments, financial instruments and derivatives; impairment charges and the Company’s deferred tax valuation allowance.
DISCONTINUED OPERATIONS
The results of operations of REAL, which has been sold to an unaffiliated third party, is classified as held for sale and reported as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Discontinued Operations. The consolidated financial statements and notes thereto are presented excluding the operations and cash flows of the discontinued operations from the continuing operations of the Company since the Company will not have any significant continuing involvement in the operations after the sale. The financial position and results of operations of discontinued operations are presented as single line items on the consolidated balance sheets and statements of operations, respectively. Certain prior year comparatives have been reclassified to conform to the current year presentation.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11 is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 became effective for annual and interim reporting periods beginning after December 15, 2013. The Company prospectively adopted ASU 2013-11 effective January 1, 2014 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial position.
Financial Services - Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements
In June 2013, the FASB issued ASU No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). The objective of ASU 2013-08 is to change the approach to the investment company assessment, clarify the characteristics of an investment company and provide comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 will require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting and require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. ASU 2013-08 became effective for annual and interim reporting periods beginning after December 15, 2013. The Company prospectively adopted ASU 2013-08 effective January 1, 2014 and the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial position.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The objective of ASU 2014-08 is to improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 will also require expanded disclosures for discontinued operations and require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is prospectively effective for public business entities in annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015. Entities may early adopt ASU 2014-08 for new disposals that have not been reported in the consolidated financial statements previously issued or available for issuance. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

NOTE 3. DISCONTINUED OPERATIONS
REAL
On August 30, 2013, RenaissanceRe entered into a purchase agreement with Munich to sell REAL and, on October 1, 2013, RenaissanceRe closed the sale of REAL to Munich. In the third quarter of 2013, the Company classified the assets and liabilities associated with this transaction as held for sale and the financial results are reflected in the Company’s consolidated financial statements as “discontinued operations.”  Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. The Company recorded a loss on sale of $8.8 million in the third quarter of 2013 in conjunction with the sale, including related direct expenses.
Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company’s continuing operations. All prior periods presented have been reclassified to conform to this form of presentation.
The Company did not have any assets, liabilities or shareholder’s equity of discontinued operations held for sale related to REAL at March 31, 2014 or December 31, 2013.
Details of the income from discontinued operations for the three months ended March 31, 2014 and 2013 are as follows and relate entirely to REAL:

	Three months ended
	March 31, 2014	March 31, 2013
Revenues
Net investment loss	$—	$(8)
Net foreign exchange gains	—	1,142
Other income	—	8,713
Net realized and unrealized gains on investments	—	2
Total revenues	—	9,849
Expenses
Operational expenses	—	28
Corporate expenses	—	47
Total expenses	—	75
Income from discontinued operations	$—	$9,774

Renaissance Trading Guarantees
At March 31, 2014, RenaissanceRe had provided guarantees in the aggregate amount of $32.6 million to certain counterparties of the weather and energy risk operations of Renaissance Trading, subsequently renamed Munich Re Trading LLC, one of the entities acquired by Munich in the REAL transaction. Although certain guarantees issued by RenaissanceRe to certain counterparties of Renaissance Trading remained in effect at March 31, 2014, in conjunction with the purchase agreement of REAL, Munich has agreed, effective October 1, 2013, to indemnify RenaissanceRe against any liabilities, losses and damages that may arise as a result of any transaction between Renaissance Trading and a counterparty that has been provided a guarantee by RenaissanceRe.

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2014	December 31, 2013
U.S. treasuries	$1,539,995	$1,352,413
Agencies	134,461	186,050
Non-U.S. government (Sovereign debt)	298,080	334,580
Non-U.S. government-backed corporate	220,727	237,479
Corporate	1,495,481	1,803,415
Agency mortgage-backed	295,666	336,661
Non-agency mortgage-backed	251,909	243,795
Commercial mortgage-backed	336,321	303,214
Asset-backed	14,772	11,429
Total fixed maturity investments trading	$4,587,412	$4,809,036

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$4,434	$348	$—	$4,782	$—
Non-agency mortgage-backed	11,049	2,418	(4)	13,463	(720)
Commercial mortgage-backed	7,429	840	—	8,269	—
Asset-backed	3,490	201	—	3,691	—
Total fixed maturity investments available for sale	$26,402	$3,807	$(4)	$30,205	$(720)

		Included in Accumulated Other Comprehensive Income
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$4,880	$378	$(11)	$5,247	$—
Non-agency mortgage-backed	11,735	2,414	(6)	14,143	(742)
Commercial mortgage-backed	10,052	970	—	11,022	—
Asset-backed	3,606	223	—	3,829	—
Total fixed maturity investments available for sale	$30,273	$3,985	$(17)	$34,241	$(742)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
March 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$119,010	$119,599	$—	$—	$119,010	$119,599
Due after one through five years	2,951,583	2,963,494	—	—	2,951,583	2,963,494
Due after five through ten years	499,093	504,919	—	—	499,093	504,919
Due after ten years	81,215	100,732	—	—	81,215	100,732
Mortgage-backed	866,984	883,896	22,912	26,514	889,896	910,410
Asset-backed	14,496	14,772	3,490	3,691	17,986	18,463
Total	$4,532,381	$4,587,412	$26,402	$30,205	$4,558,783	$4,617,617

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2014	December 31, 2013
Financials	$142,374	$152,905
Consumer	45,179	44,115
Industrial, utilities and energy	25,239	25,350
Healthcare	15,254	15,340
Basic materials	12,937	12,766
Communications and technology	4,284	4,300
Total	$245,267	$254,776

Pledged Investments
At March 31, 2014, $2,027.7 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s syndicated letter of credit facility and bilateral credit facility (December 31, 2013 - $2,081.1 million). Of this amount, $667.1 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2013 - $652.8 million).
Reverse Repurchase Agreements
At March 31, 2014, the Company held $83.9 million (December 31, 2013 - $37.3 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

	Three months ended March 31,
	2014	2013
Fixed maturity investments	$23,860	$23,886
Short term investments	190	329
Equity investments	796	—
Other investments
Hedge funds and private equity investments	12,317	14,880
Other	4,528	6,995
Cash and cash equivalents	91	52
	41,782	46,142
Investment expenses	(2,834)	(2,940)
Net investment income	$38,948	$43,202

The following table provides an analysis of the components of net realized and unrealized gains on investments.

	Three months ended March 31,
	2014	2013
Gross realized gains	$13,467	$34,076
Gross realized losses	(5,564)	(4,554)
Net realized gains on fixed maturity investments	7,903	29,522
Net unrealized gains (losses) on fixed maturity investments trading	27,882	(23,063)
Net realized and unrealized (losses) gains on investments-related derivatives	(10,899)	421
Net realized (losses) gains on equity investments trading	(79)	17,561
Net unrealized losses on equity investments trading	(9,880)	(10,172)
Net realized and unrealized gains on investments	$14,927	$14,269

The following tables provide an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended March 31, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$163	$3,968	$4,131
Other comprehensive loss before reclassifications	(3)	(165)	(168)
Ending balance	$160	$3,803	$3,963

	Three months ended March 31, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$1,625	$11,997	$13,622
Other comprehensive loss before reclassifications	(1,505)	(206)	(1,711)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(5,861)	(5,861)
Net current-period other comprehensive loss	(1,505)	(6,067)	(7,572)
Ending balance	$120	$5,930	$6,050

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$82	$(4)	$82	$(4)
Total	$—	$—	$82	$(4)	$82	$(4)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency mortgage-backed	$726	$(11)	$—	$—	$726	$(11)
Non-agency mortgage-backed	—	—	89	(6)	89	(6)
Commercial mortgage-backed	39	—	—	—	39	—
Total	$765	$(11)	$89	$(6)	$854	$(17)

At March 31, 2014, the Company held two fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2013 - four), including two fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2013 - two). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the three months ended March 31, 2014 and 2013, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
For the three months ended March 31, 2014, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2013 – $Nil and $Nil, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	Three months ended March 31,
	2014	2013
Beginning balance	$561	$838
Reductions:
Securities sold during the period	(16)	(27)
Ending balance	$545	$811

NOTE 5. FAIR VALUE MEASUREMENTS
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company’s consolidated financial statements. Fair value is defined under accounting guidance currently applicable to the Company to be the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its consolidated statements of operations, with the exception of changes in unrealized gains and losses on its fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity.
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
There have been no material changes in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, and transfers into or out of Level 3, respectively, during the period represented by these consolidated financial statements.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,539,995	$1,539,995	$—	$—
Agencies	134,461	—	134,461	—
Non-U.S. government (Sovereign debt)	298,080	—	298,080	—
Non-U.S. government-backed corporate	220,727	—	220,727	—
Corporate	1,495,481	—	1,458,343	37,138
Agency mortgage-backed	300,448	—	300,448	—
Non-agency mortgage-backed	265,372	—	265,372	—
Commercial mortgage-backed	344,590	—	344,590	—
Asset-backed	18,463	—	18,463	—
Total fixed maturity investments	4,617,617	1,539,995	3,040,484	37,138
Short term investments	977,778	—	977,778	—
Equity investments trading	245,267	245,267	—	—
Other investments
Private equity partnerships	325,711	—	—	325,711
Catastrophe bonds	233,321	—	233,321	—
Senior secured bank loan funds	13,656	—	—	13,656
Hedge funds	3,411	—	—	3,411
Total other investments	576,099	—	233,321	342,778
Other assets and (liabilities)
Derivatives (1)	4,790	676	5,421	(1,307)
Other	(1,362)	—	(1,362)	—
Total other assets and (liabilities)	3,428	676	4,059	(1,307)
	$6,420,189	$1,785,938	$4,255,642	$378,609

(1) See “Note 12. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

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

(1) See “Note 12. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
U.S. treasuries
Level 1 - At March 31, 2014, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.9% and a weighted average credit quality of AA (December 31, 2013 - 0.8% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2014, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.6% and a weighted average credit quality of AA (December 31, 2013 - 1.3% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at March 31, 2014 had a weighted average effective yield of 1.1% and a weighted average credit quality of AAA (December 31, 2013 - 1.3% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.3% and a weighted average credit quality of AAA at March 31, 2014 (December 31, 2013 - 1.1% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate
Level 2 - At March 31, 2014, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 2.9% and a weighted average credit quality of BBB (December 31, 2013 - 2.7% and A, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At March 31, 2014, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.7%, a weighted average credit quality of AA and a weighted average life of 6.0 years (December 31, 2013 - 2.9%, AA and 6.2 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At March 31, 2014, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 3.3%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.4 years (December 31, 2013 - 3.7%, BBB and 4.4 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2014 have a weighted average effective yield of 4.3%, a weighted average credit quality of non-investment grade and a weighted average life of 4.4 years (December 31, 2013 - 4.7%, non-investment grade and 4.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at March 31, 2014 have a weighted average effective yield of 2.1%, a weighted average credit quality of AA, and a weighted average life of 3.8 years (December 31, 2013 - 2.1%, AA and 3.3 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2014, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.6%, a weighted average credit quality of AAA and a weighted average life of 2.8 years (December 31, 2013 - 2.0%, AAA and 3.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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
Other assets and liabilities
Derivatives
Level 1 and Level 2 - Other assets and liabilities include certain derivatives entered into by the Company. The fair value of these transactions includes certain exchange traded foreign currency forward contracts which are considered Level 1, and certain credit derivatives, determined using standard industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs, including credit spreads, credit ratings of the underlying referenced security, the risk free rate and the contract term.
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at March 31, 2014 of $1.4 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2014	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$15,846	Discounted cash flow (“DCF”)	Credit spread (U)	n/a	n/a	2.1%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.3%
			Dividend rate (O)	n/a	n/a	6.2%
Corporate	21,292	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	37,138
Other investments
Private equity partnerships	325,711	Net asset valuation	Estimated performance (U)	(4.4)%	75.5%	4.1%
Senior secured bank loan funds	13,656	Net asset valuation	Estimated performance (U)	n/a	n/a	0.9%
Hedge funds	3,411	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	342,778
Other assets and (liabilities)
Weather contract	(1,307)	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	(1,307)
	$378,609

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company with a fair value of $15.8 million. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At March 31, 2014, the dividend rate was 6.2%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.3% and a credit spread of 2.1%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company’s investment in this corporate fixed maturity investment determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
In addition, the Company’s corporate fixed maturity investments also include an investment in the preferred equity of a company that provides insurance for a variety of veterinarian costs, which investment had a fair value of $21.3 million at March 31, 2014. The Company measures the fair value of this investment using a third party valuation, which may include, but is not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts and capital transactions. In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparability of that transaction to the fair value of this investment and determine if the third party valuation is still appropriate. Should future relevant private market transactions occur, the Company will re-evaluate the information available to determine fair value of this investment and record any adjustments to fair value in its consolidated statements of operations. The fair value of this investment is positively correlated to the estimated fair value of the aggregate equity of the investee as provided in the third party valuation report.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $325.7 million of investments in private equity partnerships at March 31, 2014 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended March 31, 2014 was negative 4.4% to positive 75.5% with a weighted average of positive 4.1%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.
Senior secured bank loan funds
Level 3 - The Company has $13.7 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in these funds result in a lack of current observable market transactions between the fund participants and the funds, and therefore the Company considers the fair value of its investment in these funds to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that these funds are following fair value principles consistent with GAAP in determining the net asset value. The fair value of the Company’s investment in senior secured bank loan funds is positively correlated to the estimated monthly net asset valuations received from the investment manager.
Hedge funds
Level 3 - The Company has $3.4 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Weather Contract
Level 3 - The Company has a $1.3 million liability related to a weather contract entered into with an insurance company, with the fair value determined through the use of an internal valuation model. Inputs to the internal valuation model are based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in an increase (decrease) to the fair value of the Company’s weather contract liability.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2013	$27,792	$381,067	$21,513	$430,372
Total unrealized gains (losses)
Included in net investment income	275	13,016	—	13,291
Total realized losses
Included in other income (loss)	—	—	(1,970)	(1,970)
Total foreign exchange gains	—	(781)	—	(781)
Purchases	—	10,785	—	10,785
Sales	—	(424)	—	(424)
Settlements	—	(19,699)	—	(19,699)
Reclassified from other assets to other investments	—	18,242	(18,242)	—
Balance - March 31, 2013	$28,067	$402,206	$1,301	$431,574
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$275	$13,016	$—	$13,291

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2014	$27,580	$344,248	$(2,490)	$369,338
Total unrealized gains (losses)
Included in net investment income	9,558	7,876	1,216	18,650
Total foreign exchange gains	—	6	(33)	(27)
Purchases	—	15,001	—	15,001
Sales	—	—	—	—
Settlements	—	(24,353)	—	(24,353)
Balance - March 31, 2014	$37,138	$342,778	$(1,307)	$378,609
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$9,558	$7,876	$1,216	$18,650

Financial Instruments Disclosed, But Not Carried, at Fair Value
The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from the fair value of financial instruments accounting guidance, unless the Company elects the fair value option, and therefore, are not included in the amounts discussed herein. The carrying values of cash, accrued interest, receivables for investments sold, certain other assets, payables for investments purchased, certain other liabilities, and other financial instruments not included herein approximated their fair values.
Senior Notes
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At March 31, 2014, the fair value of the 5.75% Senior Notes was $264.2 million (December 31, 2013 - $273.9 million).
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

	March 31, 2014	December 31, 2013
Other investments	$576,099	$573,264

Included in net investment income for the three months ended March 31, 2014 was net unrealized gains of $5.0 million related to the changes in fair value of other investments (2013 – $15.1 million).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At March 31, 2014	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$325,711	$90,269	See below	See below	See below
Senior secured bank loan funds	13,656	11,695	See below	See below	See below
Hedge funds	3,411	—	See below	See below	See below
Total other investments measured using net asset valuations	$342,778	$101,964

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
Senior secured bank loan funds – The Company has $13.7 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in the closed end funds would liquidate over 4 to 5 years from inception of the respective fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at March 31, 2014 are $3.4 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 6. REINSURANCE
The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses, generally in excess of various retentions or on a proportional basis. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for recoveries of additional premiums, for reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to other reinsurance contracts. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended March 31,
	2014	2013
Premiums written
Direct	$13,855	$10,317
Assumed	691,405	625,101
Ceded	(254,913)	(198,605)
Net premiums written	$450,347	$436,813
Premiums earned
Direct	$14,229	$9,873
Assumed	385,598	366,853
Ceded	(113,293)	(105,471)
Net premiums earned	$286,534	$271,255
Claims and claim expenses
Gross claims and claim expenses incurred	$68,150	$33,998
Claims and claim expenses recovered	(9,235)	(6,747)
Net claims and claim expenses incurred	$58,915	$27,251

NOTE 7. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2014	December 31, 2013
Redeemable noncontrolling interest - DaVinciRe	$895,391	$1,063,368
Redeemable noncontrolling interest - Medici	91,590	36,492
Redeemable noncontrolling interest	$986,981	$1,099,860

A summary of the Company’s noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended
	March 31, 2014	March 31, 2013
Redeemable noncontrolling interest - DaVinciRe	$41,180	$38,815
Redeemable noncontrolling interest - Medici	1,588	—
Noncontrolling interest - Angus Fund	—	(208)
Net income attributable to noncontrolling interests	$42,768	$38,607

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 26.5% at March 31, 2014 (December 31, 2013 - 27.3%).
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
Effective October 1, 2013, an existing third party shareholder sold a portion of its shares in DaVinciRe to a new third party shareholder.  In addition, effective October 1, 2013, the Company sold a portion of its shares of DaVinciRe to the same new third party shareholder.  The Company sold these shares for $77.4 million and subsequent to the above transactions, its noncontrolling economic ownership interest in DaVinciRe decreased, and was 27.3% at December 31,2013.
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including the Company, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $60.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions is 26.5%, effective January 1, 2014. During February 2014, DaVinciRe paid out $30.0 million of the $60.0 million holdback.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended March 31,
	2014	2013
Beginning balance	$1,063,368	$968,259
Redemption of shares from redeemable noncontrolling interest	(218,879)	(186,231)
Sale of shares to redeemable noncontrolling interests	9,722	54,927
Net income attributable to redeemable noncontrolling interest	41,180	38,815
Ending balance	$895,391	$875,770

Redeemable Noncontrolling Interest - RenaissanceRe Medici Fund Ltd. (“Medici”)
Medici is an exempted company incorporated under the laws of Bermuda and its objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. RenaissanceRe owns a noncontrolling economic interest in Medici; however, because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in the consolidated financial statements of the Company. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici. As the participating, non-voting common shares of Medici have redemption features which are outside the control of the issuer, the portion related to the redeemable noncontrolling interest in Medici is recorded in the mezzanine section of the consolidated balance sheets of the Company.
Prior to June 1, 2013, Medici was a wholly owned subsidiary of RenaissanceRe Fund Holdings Ltd., which in turn is a wholly owned subsidiary of RenaissanceRe. Subsequent to June 1, 2013, third-party investors subscribed for, and redeemed, an aggregate of $37.2 million and $1.3 million, respectively, of the participating, non-voting common shares of Medici. As a result of the third-party investments during the period from June 1, 2013 through December 31, 2013, the Company’s economic ownership in Medici was 73.9% at December 31, 2013.
During the three months ended March 31, 2014, third-party investors subscribed for and redeemed an aggregate of $55.4 million and $1.9 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici decreased to 43.6%, effective March 31, 2014.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended March 31,
	2014	2013
Beginning balance	$36,492	$—
Redemption of shares from redeemable noncontrolling interest	(1,875)	—
Sale of shares to redeemable noncontrolling interests	55,385	—
Net income attributable to redeemable noncontrolling interest	1,588	—
Ending balance	$91,590	$—

Noncontrolling Interest - Angus Fund L.P. (the “Angus Fund”)
In December 2010, REAL and RRCA, both formerly wholly owned subsidiaries of RenaissanceRe, formed the Angus Fund with other equity investors. The Angus Fund was formed to provide capital to and make investments in companies primarily in the heating oil and propane distribution industries and Angus Partners LLC (“Angus”) was formed to provide commodity related risk management products to third party customers.
As part of the agreement to sell REAL to Munich (see “Note 3. Discontinued Operations” for additional information), the former general partner of the Angus Fund, REAL, transferred its general partner ownership interest to RRV U.S. Holdings LLC, a wholly owned subsidiary of RenaissanceRe, representing a $55 thousand investment in the Angus Fund, or a 1.1% ownership interest, and RRCA, a former limited partner, transferred its limited partner ownership interest to RenTech U.S. Holdings LLC (“RenTech”), a wholly owned subsidiary of RenaissanceRe, representing a $2.0 million investment in the Angus Fund, or a 35.0% ownership interest. There was no gain or loss recognized on the above transactions.
Effective December 1, 2013, both RRV U.S. and RenTech contributed their ownership interests in the Angus Fund to Angus for $2.3 million, in return for equity interests in Angus. The Company previously had an equity interest of 38.8% in Angus, and as a result of these transactions, its equity interest in Angus increased to 42.5%. In addition, these transactions resulted in $1.7 million of additional goodwill related to the Company’s additional investment in Angus. During the first quarter of 2014, Angus raised additional capital from its existing third party investors. The Company did not participate in this capital raise and, as a result, the Company’s ownership interest in Angus was decreased to 40.4% at March 31, 2014.
Prior to December 1, 2013, the Angus Fund met the definition of a VIE; therefore the Company evaluated its ownership in the Angus Fund to determine if it was the primary beneficiary. The Company had concluded it was the primary beneficiary of the Angus Fund as it had the power to direct, and had more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund were consolidated. The portion of the Angus Fund’s earnings owned by third parties was recorded in the consolidated statements of operations as net income attributable to noncontrolling interest. Effective December 1, 2013, the Company concluded that it no longer had the power to direct the activities, nor was it the primary beneficiary, of the Angus Fund and as a result, it was deconsolidated. At March 31, 2014 and December 31, 2013, the Company’s equity investment in Angus is recorded under investments in other ventures, under equity method on the Company’s consolidated balance sheet.
The activity in noncontrolling interest – Angus Fund is detailed in the table below:

	Three months ended March 31,
	2014	2013
Beginning balance	$—	$3,991
Adjustment of ownership interest	—	139
Net loss attributable to noncontrolling interest	—	(208)
Dividends on common shares	—	(175)
Ending balance	$—	$3,747

NOTE 8. VARIABLE INTEREST ENTITIES
Upsilon RFO
Effective January 1, 2013, the Company formed and launched Upsilon RFO, a managed joint venture, and a Bermuda domiciled SPI, to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market. Original business was written directly by Upsilon RFO and includes $53.5 million of gross premiums written incepting January 1, 2013 under fully-collateralized reinsurance contracts. In conjunction with the formation and launch of Upsilon RFO, $61.0 million of Upsilon RFO non-voting Class B shares were sold to unaffiliated third party investors. Additionally, $76.4 million of the non-voting Class B shares were acquired by the Company, representing a 55.6% participation in the original risks assumed by Upsilon RFO effective January 1, 2013. In addition, another third party investor supplied $17.5 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio. Inclusive of the insurance contract, the Company has a 42.9% participation in the original risks assumed by Upsilon RFO effective January 1, 2013.
On July 1, 2013, the Company sold a portion of its shares of Upsilon RFO to a new third party shareholder for $25.0 million. The Company’s participation in the original risks assumed by Upsilon RFO prior to January 1, 2014 was 25.8%, inclusive of the related insurance contract, effective December 31, 2013.
In conjunction with risks incepting during the first quarter of 2014, $172.4 million of Upsilon RFO non-voting preference shares were sold to unaffiliated third-party investors.  Additionally, $109.7 million of the non-voting preference shares were acquired by the Company, representing a 38.9% participation in the risks assumed by Upsilon RFO incepting during the first quarter of 2014.  In addition, another third party investor supplied $15.0 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio.  Inclusive of the insurance contract, the Company has a 33.6% participation in the original risks assumed by Upsilon RFO in conjunction with risks incepting during the first quarter of 2014.  At March 31, 2014, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $493.3 million and $493.3 million, respectively, including $30.1 million of capital raised from third party investors and received by Upsilon RFO prior to March 31, 2014 for risks incepted on April 1, 2014, which is reflected on the Company’s consolidated balance sheet in other liabilities at March 31, 2014 (December 31, 2013 - $474.2 million and $474.2 million, respectively, including $156.3 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2013 for risks incepted during the first quarter of 2014). Inclusive of the capital raised for risks incepting on April 1, 2014, the Company has a 31.4% participation in the original risks assumed by Upsilon RFO for the period from January 1, 2014 through April 1, 2014.
The shareholders (other than the Class A shareholder) participate in substantially all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Both Upsilon RFO and the insurance participation are managed by RUM in return for an expense override and profit commission. Upsilon RFO is considered a VIE and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of Upsilon RFO as it: (i) has the power over the activities that most significantly impact the economic performance of Upsilon RFO and (ii) has the obligation to absorb the losses, and right to receive the benefits, in accordance with the accounting guidance, that could be significant to Upsilon RFO. As a result, the Company consolidates Upsilon RFO and all significant inter-company transactions have been eliminated. The Company has not provided financial or other support to Upsilon RFO that was not contractually required to be provided.
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At March 31, 2014, the total assets and total liabilities of Mona Lisa Re were $206.1 million and $206.1 million, respectively (December 31, 2013 - $209.6 million and $209.6 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $Nil and $Nil, respectively, during the three months ended March 31, 2014 as the contracts are scheduled to renew in the second quarter of 2014. In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $2.4 million and $1.7 million, respectively, during the three months ended March 31, 2014.

NOTE 9. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.29 per common share to shareholders of record on March 14, 2014. During the three months ended March 31, 2014, the Company declared and paid $5.6 million in preference share dividends (2013 - $6.3 million) and $11.9 million in common share dividends (2013 - $12.3 million).
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2014, the Company repurchased an aggregate of 3.0 million shares in open market transactions, at an aggregate cost of $277.1 million, and at an average share price of $93.04. On February 19, 2014, RenaissanceRe’s Board of Directors approved a renewal of the Company’s authorized share repurchase program for an aggregate amount of $500.0 million. At March 31, 2014, $408.7 million remained available for repurchase under the Board authorized share repurchase program. See “Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds” for additional information.
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

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
(thousands of shares)	2014	2013
Numerator:
Net income available to RenaissanceRe common shareholders	$151,003	$190,474
Amount allocated to participating common shareholders (1)	(2,031)	(2,918)
Net income allocated to RenaissanceRe common shareholders	$148,972	$187,556
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	41,238	43,461
Per common share equivalents of employee stock options and restricted shares	665	829
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	41,903	44,290
Basic income per RenaissanceRe common share	$3.61	$4.32
Diluted income per RenaissanceRe common share	$3.56	$4.23

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
NOTE 11. SEGMENT REPORTING
The Company has the following reportable segments: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by the Company’s ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by the Company’s ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. RenaissanceRe CCL, an indirect wholly owned subsidiary of RenaissanceRe, is the sole corporate member of Syndicate 1458. All prior periods presented have been reclassified to conform to this presentation.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended March 31, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$467,711	$154,290	$83,259	$—	$705,260
Net premiums written	$259,489	$125,489	$65,369	$—	$450,347
Net premiums earned	$164,584	$69,630	$52,297	$23	$286,534
Net claims and claim expenses incurred	6,455	26,081	26,281	98	58,915
Acquisition expenses	7,126	16,547	10,567	(540)	33,700
Operational expenses	20,419	10,106	12,033	66	42,624
Underwriting income	$130,584	$16,896	$3,416	$399	151,295
Net investment income				38,948	38,948
Net foreign exchange losses				(1,061)	(1,061)
Equity in earnings of other ventures				4,199	4,199
Other income				62	62
Net realized and unrealized gains on investments				14,927	14,927
Corporate expenses				(4,545)	(4,545)
Interest expense				(4,293)	(4,293)
Income from continuing operations before taxes					199,532
Income tax expense				(166)	(166)
Net income attributable to noncontrolling interests				(42,768)	(42,768)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$151,003

Net claims and claim expenses incurred – current accident year	$12,529	$41,922	$21,157	$—	$75,608
Net claims and claim expenses incurred – prior accident years	(6,074)	(15,841)	5,124	98	(16,693)
Net claims and claim expenses incurred – total	$6,455	$26,081	$26,281	$98	$58,915

Net claims and claim expense ratio – current accident year	7.6%	60.2%	40.5%	—%	26.4%
Net claims and claim expense ratio – prior accident years	(3.7)%	(22.7)%	9.8%	426.1%	(5.8)%
Net claims and claim expense ratio – calendar year	3.9%	37.5%	50.3%	426.1%	20.6%
Underwriting expense ratio	16.8%	38.2%	43.2%	(2,060.9)%	26.6%
Combined ratio	20.7%	75.7%	93.5%	(1,634.8)%	47.2%

Three months ended March 31, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$478,796	$82,330	$74,292	$—	$635,418
Net premiums written	$305,353	$75,519	$55,924	$17	$436,813
Net premiums earned	$186,651	$46,809	$37,779	$16	$271,255
Net claims and claim expenses incurred	2,708	10,692	14,528	(677)	27,251
Acquisition expenses	9,620	8,439	6,916	34	25,009
Operational expenses	26,115	7,560	12,178	133	45,986
Underwriting income	$148,208	$20,118	$4,157	$526	173,009
Net investment income				43,202	43,202
Net foreign exchange gains				614	614
Equity in earnings of other ventures				5,835	5,835
Other loss				(1,709)	(1,709)
Net realized and unrealized gains on investments				14,269	14,269
Corporate expenses				(4,482)	(4,482)
Interest expense				(5,034)	(5,034)
Income from continuing operations before taxes					225,704
Income tax expense				(122)	(122)
Income from discontinued operations				9,774	9,774
Net income attributable to noncontrolling interests				(38,607)	(38,607)
Dividends on preference shares				(6,275)	(6,275)
Net income attributable to RenaissanceRe common shareholders					$190,474

Net claims and claim expenses incurred – current accident year	$21,176	$25,853	$17,871	$—	$64,900
Net claims and claim expenses incurred – prior accident years	(18,468)	(15,161)	(3,343)	(677)	(37,649)
Net claims and claim expenses incurred – total	$2,708	$10,692	$14,528	$(677)	$27,251

Net claims and claim expense ratio – current accident year	11.3%	55.2%	47.3%	—%	23.9%
Net claims and claim expense ratio – prior accident years	(9.8)%	(32.4)%	(8.8)%	(4,231.3)%	(13.9)%
Net claims and claim expense ratio – calendar year	1.5%	22.8%	38.5%	(4,231.3)%	10.0%
Underwriting expense ratio	19.1%	34.2%	50.5%	1,218.8%	26.2%
Combined ratio	20.6%	57.0%	89.0%	(3,012.5)%	36.2%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$855	100	$755	Other assets	$—	$755
Foreign currency forward contracts (1)	10,184	5,178	5,006	Other assets	—	5,006
Foreign currency forward contracts (2)	360	283	77	Other assets	—	77
Credit default swaps	835	45	790	Other assets	495	295
Total	$12,234	$5,606	$6,628		$495	$6,133

	Derivative Liabilities
At March 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$179	100	$79	Other liabilities	$79	$—
Foreign currency forward contracts (1)	8	—	8	Other liabilities	—	8
Foreign currency forward contracts (2)	708	283	425	Other liabilities	—	425
Credit default swaps	64	45	19	Other liabilities	—	19
Weather contract	1,307	—	1,307	Other liabilities	—	1,307
Total	$2,266	$428	$1,838		$79	$1,759

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$897	62	$835	Other assets	$—	$835
Foreign currency forward contracts (1)	9,612	1,179	8,433	Other assets	—	8,433
Foreign currency forward contracts (2)	1,013	338	675	Other assets	—	675
Credit default swaps	806	82	724	Other assets	310	414
Total	$12,328	$1,661	$10,667		$310	$10,357

	Derivative Liabilities
At December 31, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$74	62	$12	Other liabilities	$12	$—
Foreign currency forward contracts (1)	2,204	28	2,176	Other liabilities	—	2,176
Foreign currency forward contracts (2)	1,557	338	1,219	Other liabilities	—	1,219
Credit default swaps	94	82	12	Other liabilities	—	12
Weather contract	2,490	—	2,490	Other liabilities	—	2,490
Total	$6,419	$510	$5,909		$12	$5,897

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2014	2013
Interest rate futures	Net realized and unrealized gains on investments	$(12,274)	$2
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	4,099	2,388
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(1,399)	1,678
Credit default swaps	Net realized and unrealized gains on investments	159	434
Weather contract	Net realized and unrealized gains on investments	1,216	—
Total		$(8,199)	$4,502

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2014.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At March 31, 2014, the Company had $2,321.8 million of notional long positions and $813.7 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2013 - $1,169.3 million and $356.6 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2014, the Company had outstanding underwriting related foreign currency contracts of $330.2 million in notional long positions and $311.7 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $263.6 million and $139.8 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange (losses) gains associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange (losses) gains in its consolidated statements of operations. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2014, the Company had outstanding investment portfolio related foreign currency contracts of $39.5 million in notional long positions and $145.5 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $39.6 million and $159.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2014, the Company had outstanding credit derivatives of $1.1 million in notional long positions and $19.8 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $7.1 million and $18.4 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. At March 31, 2014, the Company had an outstanding weather contract with an insurance company of $6.6 million in a notional short position (December 31, 2013 - $6.4 million).
NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013, other than those discussed below.
Syndicated Letter of Credit Facility
Effective as of March 31, 2014, RenaissanceRe reduced the commitments under its syndicated letter of credit facility from $250.0 million to $180.0 million. The reductions were implemented in connection with a reassessment of the future collateral needs of RenaissanceRe, taking into account, among other things, its access to alternative sources of credit enhancement. Prior to the expiration date of May 17, 2015 and after giving effect to the reduction noted above, the commitments may, subject to the satisfaction of certain conditions, be increased from time to time up to an aggregate amount not to exceed $530.0 million.
Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from the Company’s business ventures.  The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages.  Generally, the Company’s direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves.  In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.
NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at March 31, 2014 and December 31, 2013, condensed consolidating statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2014 and 2013, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at March 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$205,769	$93,972	$6,223,352	$—	$6,523,093
Cash and cash equivalents	3,279	631	323,253	—	327,163
Investments in subsidiaries	3,470,509	74,820	—	(3,545,329)	—
Due from subsidiaries and affiliates	148,917	—	—	(148,917)	—
Premiums receivable	—	—	668,788	—	668,788
Prepaid reinsurance premiums	—	—	207,752	—	207,752
Reinsurance recoverable	—	—	98,962	—	98,962
Accrued investment income	201	154	26,996	—	27,351
Deferred acquisition costs	—	—	121,890	—	121,890
Receivable for investments sold	18	—	84,378	—	84,396
Other assets	110,988	1,425	91,897	(100,000)	104,310
Assets of discontinued operations held for sale	—	—	—	—	—
Total assets	$3,939,681	$171,002	$7,847,268	$(3,794,246)	$8,163,705
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,532,883	$—	$1,532,883
Unearned premiums	—	—	783,321	—	783,321
Debt	—	249,453	—	—	249,453
Amounts due to subsidiaries and affiliates	156,387	2,202	—	(158,589)	—
Reinsurance balances payable	—	—	468,644	—	468,644
Payable for investments purchased	—	308	179,211	—	179,519
Other liabilities	21,016	2,665	177,153	(208)	200,626
Total liabilities	177,403	254,628	3,141,212	(158,797)	3,414,446
Redeemable noncontrolling interest – DaVinciRe	—	—	986,981	—	986,981
Shareholders’ Equity
Total shareholders’ equity	3,762,278	(83,626)	3,719,075	(3,635,449)	3,762,278
Total liabilities, noncontrolling interests and shareholders’ equity	$3,939,681	$171,002	$7,847,268	$(3,794,246)	$8,163,705

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$210,719	$98,784	$6,512,209	$—	$6,821,712
Cash and cash equivalents	8,796	4,027	395,209	—	408,032
Investments in subsidiaries	3,294,729	74,718	—	(3,369,447)	—
Due from subsidiaries and affiliates	296,752	—	—	(296,752)	—
Premiums receivable	—	—	474,087	—	474,087
Prepaid reinsurance premiums	—	—	66,132	—	66,132
Reinsurance recoverable	—	—	101,025	—	101,025
Accrued investment income	—	110	33,955	—	34,065
Deferred acquisition costs	—	—	81,684	—	81,684
Receivable for investments sold	14	—	75,831	—	75,845
Other assets	112,234	1,481	102,834	(100,000)	116,549
Total assets	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,563,730	$—	$1,563,730
Unearned premiums	—	—	477,888	—	477,888
Debt	—	249,430	—	—	249,430
Amounts due to subsidiaries and affiliates	—	3,173	—	(3,173)	—
Reinsurance balances payable	—	—	293,022	—	293,022
Payable for investments purchased	—	—	193,221	—	193,221
Other liabilities	18,860	6,953	371,783	—	397,596
Total liabilities	18,860	259,556	2,899,644	(3,173)	3,174,887
Redeemable noncontrolling interest	—	—	1,099,860	—	1,099,860
Shareholders’ Equity
Total shareholders’ equity	3,904,384	(80,436)	3,843,462	(3,763,026)	3,904,384
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$286,534	$—	$286,534
Net investment income	625	474	38,786	(937)	38,948
Net foreign exchange gains (losses)	1	—	(1,062)	—	(1,061)
Equity in earnings of other ventures	—	—	4,199	—	4,199
Other (loss) income	—	(8)	70	—	62
Net realized and unrealized (losses) gains on investments	(106)	377	14,656	—	14,927
Total revenues	520	843	343,183	(937)	343,609
Expenses
Net claims and claim expenses incurred	—	—	58,915	—	58,915
Acquisition expenses	—	—	33,700	—	33,700
Operational expenses	(880)	1,894	41,688	(78)	42,624
Corporate expenses	4,002	59	484	—	4,545
Interest expense	—	3,617	676	—	4,293
Total expenses	3,122	5,570	135,463	(78)	144,077
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(2,602)	(4,727)	207,720	(859)	199,532
Equity in net income of subsidiaries	159,200	853	—	(160,053)	—
Income (loss) from continuing operations before taxes	156,598	(3,874)	207,720	(160,912)	199,532
Income tax benefit (expense)	—	684	(850)	—	(166)
Net income (loss)	156,598	(3,190)	206,870	(160,912)	199,366
Net income attributable to noncontrolling interests	—	—	(42,768)	—	(42,768)
Net income (loss) attributable to RenaissanceRe	156,598	(3,190)	164,102	(160,912)	156,598
Dividends on preference shares	(5,595)	—	—	—	(5,595)
Net income (loss) attributable to RenaissanceRe common shareholders	$151,003	$(3,190)	$164,102	$(160,912)	$151,003

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$156,598	$(3,190)	$206,870	$(160,912)	$199,366
Change in net unrealized gains on investments	—	—	(168)	—	(168)
Comprehensive income (loss)	156,598	(3,190)	206,702	(160,912)	199,198
Net income attributable to noncontrolling interests	—	—	(42,768)	—	(42,768)
Comprehensive income attributable to noncontrolling interests	—	—	(42,768)	—	(42,768)
Comprehensive income (loss) attributable to RenaissanceRe	$156,598	$(3,190)	$163,934	$(160,912)	$156,430

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$271,255	$—	$271,255
Net investment income	1,550	199	42,405	(952)	43,202
Net foreign exchange (losses) gains	(50)	—	664	—	614
Equity in earnings of other ventures	—	—	5,835	—	5,835
Other income (loss)	106	—	(1,815)	—	(1,709)
Net realized and unrealized (losses) gains on investments	(1,286)	31	15,524	—	14,269
Total revenues	320	230	333,868	(952)	333,466
Expenses
Net claims and claim expenses incurred	—	—	27,251	—	27,251
Acquisition expenses	—	—	25,009	—	25,009
Operational expenses	(1,222)	2,449	44,907	(148)	45,986
Corporate expenses	3,902	59	521	—	4,482
Interest expense	734	3,617	683	—	5,034
Total expenses	3,414	6,125	98,371	(148)	107,762
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(3,094)	(5,895)	235,497	(804)	225,704
Equity in net income of subsidiaries	199,843	359	—	(200,202)	—
Income (loss) from continuing operations before taxes	196,749	(5,536)	235,497	(201,006)	225,704
Income tax benefit (expense)	—	308	(430)	—	(122)
Income (loss) from continuing operations	196,749	(5,228)	235,067	(201,006)	225,582
Income from discontinued operations	—	9,774	—	—	9,774
Net income	196,749	4,546	235,067	(201,006)	235,356
Net income attributable to noncontrolling interests	—	—	(38,607)	—	(38,607)
Net income attributable to RenaissanceRe	196,749	4,546	196,460	(201,006)	196,749
Dividends on preference shares	(6,275)	—	—	—	(6,275)
Net income available to RenaissanceRe common shareholders	$190,474	$4,546	$196,460	$(201,006)	$190,474

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$196,749	$4,546	$235,067	$(201,006)	$235,356
Change in net unrealized gains on investments	—	—	(7,572)	—	(7,572)
Comprehensive income	196,749	4,546	227,495	(201,006)	227,784
Net income attributable to noncontrolling interests	—	—	(38,607)	—	(38,607)
Comprehensive income attributable to noncontrolling interests	—	—	(38,607)	—	(38,607)
Comprehensive income attributable to RenaissanceRe	$196,749	$4,546	$188,888	$(201,006)	$189,177

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(17,579)	$(8,334)	$72,552	$46,639
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	—	5,353	1,990,682	1,996,035
Purchases of fixed maturity investments trading	(74,733)	—	(1,694,263)	(1,768,996)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	4,090	4,090
Net (sales) purchases of equity investments trading	—	(370)	91	(279)
Net sales (purchases) of short term investments	79,551	175	(12,413)	67,313
Net sales of other investments	—	—	2,116	2,116
Net sales of investments in other ventures	—	—	915	915
Dividends and return of capital from subsidiaries	142,423	2,701	(145,124)	—
Contributions to subsidiaries	136,421	(1,950)	(134,471)	—
Due to (from) subsidiary	8,630	(971)	(7,659)	—
Net cash provided by investing activities	292,292	4,938	3,964	301,194
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(11,899)	—	—	(11,899)
Dividends paid – preference shares	(5,595)	—	—	(5,595)
RenaissanceRe common share repurchases	(262,736)	—	—	(262,736)
Net third party redeemable noncontrolling interest share transactions	—	—	(147,943)	(147,943)
Net cash used in financing activities	(280,230)	—	(147,943)	(428,173)
Effect of exchange rate changes on foreign currency cash	—	—	(529)	(529)
Net decrease in cash and cash equivalents	(5,517)	(3,396)	(71,956)	(80,869)
Cash and cash equivalents, beginning of period	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of period	$3,279	$631	$323,253	$327,163

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(38,748)	$(10,446)	$177,696	$128,502
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	398,658	41,451	1,909,557	2,349,666
Purchases of fixed maturity investments trading	(20,604)	(27,121)	(2,027,363)	(2,075,088)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	37,699	37,699
Net purchases of equity investments trading	—	—	67,073	67,073
Net sales (purchases) of short term investments	27,794	(4,912)	(215,439)	(192,557)
Net sales of other investments	—	—	33,080	33,080
Dividends and return of capital from subsidiaries	32,152	2,126	(34,278)	—
Contributions to subsidiaries	(184,115)	(625)	184,740	—
Due to (from) subsidiaries	11,310	(517)	(10,793)	—
Net cash provided by (used in) investing activities	265,195	10,402	(55,724)	219,873
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(12,329)	—	—	(12,329)
Dividends paid – preference shares	(6,275)	—	—	(6,275)
RenaissanceRe common share repurchases	(111,299)	—	—	(111,299)
Net (repayment) drawdown of debt	(100,000)	—	2,517	(97,483)
Third party DaVinciRe share transactions	—	—	(114,154)	(114,154)
Net cash used in financing activities	(229,903)	—	(111,637)	(341,540)
Effect of exchange rate changes on foreign currency cash	—	—	3,432	3,432
Net (decrease) increase in cash and cash equivalents	(3,456)	(44)	13,767	10,267
Net increase in cash and cash equivalents of discontinued operations	—	—	(24,332)	(24,332)
Cash and cash equivalents, beginning of period	6,298	1,528	296,319	304,145
Cash and cash equivalents, end of period	$2,842	$1,484	$285,754	$290,080

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
NOTE 15. SUBSEQUENT EVENTS
Subsequent to March 31, 2014 and through the period ended April 25, 2014, the Company repurchased an aggregate of 329 thousand common shares in open market transactions at an aggregate cost of $31.9 million and at an average share price of $96.84.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2014 and 2013, respectively. The following also includes a discussion of our liquidity and capital resources at March 31, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2013. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our core products include property catastrophe reinsurance, which we primarily write through our principal operating subsidiary Renaissance Reinsurance, Syndicate 1458, and joint ventures, principally DaVinci, Top Layer Re and Upsilon RFO; specialty reinsurance risks written through Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., Syndicate 1458 and DaVinci; and certain insurance products primarily written through Syndicate 1458 or on an excess and surplus lines basis. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd’s marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed, and continue to manage multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures that we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represents the interest of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically.
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
Discontinued Operations
On August 30, 2013, we entered into a purchase agreement with Munich to sell REAL and, on October 1, 2013, we closed the sale of REAL to Munich. In the third quarter of 2013, we classified the assets and liabilities associated with this transaction as held for sale and the financial results are reflected in our consolidated financial statements as “discontinued operations.”  Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. All prior periods presented have been reclassified to conform to this form of presentation.
Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. We recorded a loss on sale of $8.8 million in the third quarter of 2013 in conjunction with the sale, including related direct expenses.
See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information related to discontinued operations.
Segments
Our business consists of the following reportable segments: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by our ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by our ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. In addition, our Other category primarily reflects our strategic investments; investments unit; corporate expenses; capital servicing costs; noncontrolling interests; results of our discontinued operations; and the remnants of our Bermuda-based insurance operations. Previously, our Catastrophe Reinsurance and Specialty Reinsurance segments were aggregated and were reported as the Reinsurance segment. All prior periods presented have been reclassified to conform to this presentation.
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
Specialty Reinsurance Segment
We write specialty reinsurance for our own account and for DaVinci, covering principally certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as aviation, casualty clash, catastrophe exposed personal lines property, catastrophe exposed workers’ compensation, crop, energy, financial guaranty, financial liability, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. We are seeking to expand our specialty reinsurance operations over time. In 2013, we organized RenaissanceRe Underwriting Managers U.S., a specialty reinsurance agency domiciled in Connecticut, to provide specialty treaty reinsurance solutions on both a quota share and excess of loss basis, as well as to write business on behalf of RenaissanceRe Specialty U.S., a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and Syndicate 1458. However, we cannot assure you that we will succeed in growing these operations or that any growth we do attain will be profitable and contribute meaningfully to our results or financial condition, particularly in light of current and forecasted market conditions. Our specialty reinsurance business is significantly impacted by a comparably small number of relatively large transactions. As with our catastrophe business, our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.
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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Form 10-K for the year ended December 31, 2013.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the first quarter of 2014 compared to the first quarter of 2013.

Three months ended March 31,	2014	2013	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$705,260	$635,418	$69,842
Net premiums written	$450,347	$436,813	$13,534
Net premiums earned	286,534	271,255	15,279
Net claims and claim expenses incurred	58,915	27,251	31,664
Acquisition expenses	33,700	25,009	8,691
Operational expenses	42,624	45,986	(3,362)
Underwriting income	$151,295	$173,009	$(21,714)

Net investment income	$38,948	$43,202	$(4,254)
Net realized and unrealized gains on investments	14,927	14,269	658
Change in net unrealized gains on fixed maturity investments available for sale	(165)	(6,067)	5,902
Total investment result	$53,710	$51,404	$2,306

Income from continuing operations	$199,366	$225,582	$(26,216)
Income from discontinued operations	$—	$9,774	$(9,774)
Net income	$199,366	$235,356	$(35,990)
Net income available to RenaissanceRe common shareholders	$151,003	$190,474	$(39,471)

Income from continuing operations available to RenaissanceRe common shareholders per common share - diluted	$3.56	$4.01	$(0.45)
Income from discontinued operations available to RenaissanceRe common shareholders per common share - diluted	—	0.22	(0.22)
Net income available to RenaissanceRe common shareholders per common share – diluted	$3.56	$4.23	$(0.67)
Dividends per common share	$0.29	$0.28	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	26.4%	23.9%	2.5%
Net claims and claim expense ratio – prior accident years	(5.8)%	(13.9)%	8.1%
Net claims and claim expense ratio – calendar year	20.6%	10.0%	10.6%
Underwriting expense ratio	26.6%	26.2%	0.4%
Combined ratio	47.2%	36.2%	11.0%

Return on average common equity - annualized	17.6%	24.3%	(6.7)%

Book value	March 31, 2014	December 31, 2013	Change
Book value per common share	$82.30	$80.29	$2.01
Accumulated dividends per common share	13.41	13.12	0.29
Book value per common share plus accumulated dividends	$95.71	$93.41	$2.30
Change in book value per common share plus change in accumulated dividends	2.9%

Balance sheet highlights	March 31, 2014	December 31, 2013	Change
Total assets	$8,163,705	$8,179,131	$(15,426)
Total shareholders’ equity attributable to RenaissanceRe	$3,762,278	$3,904,384	$(142,106)

Net income available to RenaissanceRe common shareholders was $151.0 million in the first quarter of 2014, compared to $190.5 million in the first quarter of 2013, a decrease of $39.5 million. As a result of our net income available to RenaissanceRe common shareholders in the first quarter of 2014, we generated an annualized return on average common equity of 17.6% and our book value per common share increased from $80.29 at December 31, 2013 to $82.30 at March 31, 2014, a 2.9% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first quarter of 2014, on a comparative basis to the first quarter of 2013, include:

•
Lower Underwriting Results - underwriting income of $151.3 million and a combined ratio of 47.2% in the first quarter of 2014, compared to $173.0 million and 36.2% in the first quarter of 2013, respectively. These results were primarily driven by a $21.0 million decrease in favorable development on prior accident years net claims and claim expenses and, although it was a relatively light catastrophe loss quarter, current accident year net claims and claim expenses were $10.7 million higher in the first quarter of 2014, compared to the first quarter of 2013, partially offset by a modest increase in net premiums earned of $15.3 million;

•
Relatively Flat Investment Results - total investment result of $53.7 million in the first quarter of 2014, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to $51.4 million in the first quarter of 2013, was primarily driven by increased average invested assets and a flattening of the yield curve during the first quarter of 2014 resulting in the relatively flat results compared to the first quarter of 2013 which experienced higher returns in our portfolio of other investments and equity investments trading; and

•
Higher Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $42.8 million in the first quarter of 2014 increased from $38.6 million in the first quarter of 2013, principally due to a decrease in our ownership in DaVinciRe to 26.5% at March 31, 2014, compared to 32.9% at March 31, 2013.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Three months ended March 31,	2014	2013	Change
(in thousands, except percentages)
Catastrophe Reinsurance gross premiums written
Renaissance	$322,748	$310,002	$12,746
DaVinci	144,963	168,794	(23,831)
Total Catastrophe Reinsurance gross premiums written	$467,711	$478,796	$(11,085)
Net premiums written	$259,489	$305,353	$(45,864)
Net premiums earned	$164,584	$186,651	$(22,067)
Net claims and claim expenses incurred	6,455	2,708	3,747
Acquisition expenses	7,126	9,620	(2,494)
Operational expenses	20,419	26,115	(5,696)
Underwriting income	$130,584	$148,208	$(17,624)

Net claims and claim expenses incurred – current accident year	$12,529	$21,176	$(8,647)
Net claims and claim expenses incurred – prior accident years	(6,074)	(18,468)	12,394
Net claims and claim expenses incurred – total	$6,455	$2,708	$3,747

Net claims and claim expense ratio – current accident year	7.6%	11.3%	(3.7)%
Net claims and claim expense ratio – prior accident years	(3.7)%	(9.8)%	6.1%
Net claims and claim expense ratio – calendar year	3.9%	1.5%	2.4%
Underwriting expense ratio	16.8%	19.1%	(2.3)%
Combined ratio	20.7%	20.6%	0.1%

Catastrophe Reinsurance Gross Premiums Written – In the first quarter of 2014, our Catastrophe Reinsurance segment gross premiums written decreased by $11.1 million, or 2.3%, to $467.7 million, compared to $478.8 million in the first quarter of 2013, primarily driven by reduced risk-adjusted pricing for the first quarter renewals.
Our Catastrophe Reinsurance segment gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe or the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our Catastrophe Reinsurance segment gross premiums written in force at March 31, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in the comparative period.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity reflects, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.

Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment increased $34.8 million to $208.2 million in the first quarter of 2014, compared to $173.4 million in the first quarter of 2013, primarily reflecting premiums ceded from Upsilon RFO of $55.0 million in the first quarter of 2014, compared to $30.7 million in the first quarter of 2013.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $130.6 million in the first quarter of 2014, compared to $148.2 million in the first quarter of 2013, a decrease of $17.6 million. In the first quarter of 2014, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 3.9%, an underwriting expense ratio of 16.8% and a combined ratio of 20.7%, compared to 1.5%, 19.1% and 20.6%, respectively, in the first quarter of 2013.
The $17.6 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first quarter of 2014, compared to the first quarter of 2013, was driven by a $22.1 million decrease in net premiums earned, as a result of the decrease in gross premiums written and increase in ceded premiums written, noted above, and a $12.4 million decrease in favorable development on prior accident years net claims and claim expenses, partially offset by relatively light catastrophe losses during the first quarter of 2014 resulting in an $8.6 million decrease in current accident year net claims and claim expenses. Included in our Catastrophe Reinsurance segment‘s current accident year net claims and claim expenses in the first quarter of 2014 of $12.5 million is $11.3 million related to winter storms that occurred in the United States during the quarter.
During the first quarter of 2014, we experienced $6.1 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $18.5 million in the first quarter of 2013, which was principally comprised of favorable development of $2.4 million and $3.0 million related to the 2008 Hurricanes and the 2013 European Floods, respectively, with the remainder due to net favorable development on a number of other events.
The favorable development of $18.5 million in the first quarter of 2013 was primarily due to $4.9 million, $3.7 million and $3.4 million of favorable development related to reductions in the expected ultimate net losses for Windstorm Kyrill, the 2011 New Zealand Earthquake and the 2008 Hurricanes, respectively, as reported claims came in better than expected, and $13.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was adverse development of $4.2 million and $2.6 million associated with an increase in reported gross ultimate losses on U.S. PCS 70 (a 2012 wind and thunderstorm event) and Hurricane Isaac, respectively.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $30.3 million and $22.6 million in the first quarter of 2014 and 2013, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 18.4% and 12.1%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $44.6 million and $38.2 million in the first quarter of 2014 and 2013, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Three months ended March 31,	2014	2013	Change
(in thousands, except percentages)
Specialty Reinsurance gross premiums written
Renaissance	$153,994	$81,617	$72,377
DaVinci	296	713	(417)
Total Specialty Reinsurance gross premiums written	$154,290	$82,330	$71,960
Net premiums written	$125,489	$75,519	$49,970
Net premiums earned	$69,630	$46,809	$22,821
Net claims and claim expenses incurred	26,081	10,692	15,389
Acquisition expenses	16,547	8,439	8,108
Operational expenses	10,106	7,560	2,546
Underwriting income	$16,896	$20,118	$(3,222)

Net claims and claim expenses incurred – current accident year	$41,922	$25,853	$16,069
Net claims and claim expenses incurred – prior accident years	(15,841)	(15,161)	(680)
Net claims and claim expenses incurred – total	$26,081	$10,692	$15,389

Net claims and claim expense ratio – current accident year	60.2%	55.2%	5.0%
Net claims and claim expense ratio – prior accident years	(22.7)%	(32.4)%	9.7%
Net claims and claim expense ratio – calendar year	37.5%	22.8%	14.7%
Underwriting expense ratio	38.2%	34.2%	4.0%
Combined ratio	75.7%	57.0%	18.7%

Specialty Reinsurance Gross Premiums Written – In the first quarter of 2014, our Specialty Reinsurance segment gross premiums written increased $72.0 million, or 87.4%, to $154.3 million, compared to $82.3 million in the first quarter of 2013, driven by increases across a number of lines of business, most notably certain financial liability related lines of business.
Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.
Our Specialty Reinsurance segment gross premiums written in force at March 31, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity reflects, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $16.9 million in the first quarter of 2014, compared to $20.1 million in the first quarter of 2013. In the first quarter of 2014, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 37.5%, an underwriting expense ratio of 38.2% and a combined ratio of 75.7%, compared to 22.8%, 34.2% and 57.0%, respectively, in the first quarter of 2013.
The $3.2 million decrease in underwriting income was driven by increases in net claims and claims expenses and underwriting expenses of $15.4 million and $10.7 million, respectively, partially offset by increased net premiums earned of $22.8 million, each principally driven by the increase in gross premiums written noted above.
The favorable development of $15.8 million in the first quarter of 2014 was primarily driven by reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology, compared to favorable development of $15.2 million in the first quarter of 2013 which was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors due to a history of losses being attributed to case reserves on a timely basis, and $4.7 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Three months ended March 31,	2014	2013	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$61,704	$55,757	$5,947
Catastrophe	21,555	18,535	3,020
Total Lloyd’s gross premiums written	$83,259	$74,292	$8,967
Net premiums written	$65,369	$55,924	$9,445
Net premiums earned	$52,297	$37,779	$14,518
Net claims and claim expenses incurred	26,281	14,528	11,753
Acquisition expenses	10,567	6,916	3,651
Operational expenses	12,033	12,178	(145)
Underwriting income	$3,416	$4,157	$(741)

Net claims and claim expenses incurred – current accident year	$21,157	$17,871	$3,286
Net claims and claim expenses incurred – prior accident years	5,124	(3,343)	8,467
Net claims and claim expenses incurred – total	$26,281	$14,528	$11,753

Net claims and claim expense ratio – current accident year	40.5%	47.3%	(6.8)%
Net claims and claim expense ratio – prior accident years	9.8%	(8.8)%	18.6%
Net claims and claim expense ratio – calendar year	50.3%	38.5%	11.8%
Underwriting expense ratio	43.2%	50.5%	(7.3)%
Combined ratio	93.5%	89.0%	4.5%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $9.0 million, or 12.1%, to $83.3 million in the first quarter of 2014, compared to $74.3 million in the first quarter of 2013, primarily due to Syndicate 1458 continuing to organically grow its book of business across several of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $3.4 million and a combined ratio of 93.5% in the first quarter of 2014, compared to $4.2 million and 89.0%, respectively, in the first quarter of 2013. The $0.7 million reduction in the underwriting result for our Lloyd’s segment is primarily due to increases in net claims and claim expenses and underwriting expenses, each as discussed below, partially offset by an increase in net premiums earned as a result of the increase in gross premiums written noted above.
Our Lloyd’s segment experienced current accident year net claims and claim expenses of $21.2 million in the first quarter of 2014, compared to $17.9 million in the first quarter of 2013, which principally includes attritional loss activity driven by the increase in net premiums earned noted above.
The decrease in the underwriting expense ratio to 43.2% in the first quarter of 2014, from 50.5% in the first quarter of 2013, was primarily driven by the increase in net premiums earned without a corresponding increase in operational expenses.
The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $5.1 million during the first quarter of 2014 was principally driven by the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
Net Investment Income

Three months ended March 31,	2014	2013	Change
(in thousands)
Fixed maturity investments	$23,860	$23,886	$(26)
Short term investments	190	329	(139)
Equity investments trading	796	—	796
Other investments
Hedge funds and private equity investments	12,317	14,880	(2,563)
Other	4,528	6,995	(2,467)
Cash and cash equivalents	91	52	39
	41,782	46,142	(4,360)
Investment expenses	(2,834)	(2,940)	106
Net investment income	$38,948	$43,202	$(4,254)

Net investment income was $38.9 million in the first quarter of 2014, compared to $43.2 million in the first quarter of 2013. The $4.3 million decrease in net investment income was principally due to lower returns in our portfolio of private equity investments and lower returns from our senior secured bank loan funds included in other investments, as a result of a lower allocation to these funds.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $5.0 million in the first quarter of 2014, compared to unrealized gains of $15.1 million in the first quarter of 2013.

Net Realized and Unrealized Gains on Investments

Three months ended March 31,	2014	2013	Change
(in thousands)
Gross realized gains	$13,467	$34,076	$(20,609)
Gross realized losses	(5,564)	(4,554)	(1,010)
Net realized gains on fixed maturity investments	7,903	29,522	(21,619)
Net unrealized gains (losses) on fixed maturity investments trading	27,882	(23,063)	50,945
Net realized and unrealized (losses) gains on investments-related derivatives	(10,899)	421	(11,320)
Net realized (losses) gains on equity investments trading	(79)	17,561	(17,640)
Net unrealized losses on equity investments trading	(9,880)	(10,172)	292
Net realized and unrealized gains on investments	$14,927	$14,269	$658

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
Net realized and unrealized gains on investments were $14.9 million in the first quarter of 2014, compared to $14.3 million in the first quarter of 2013, an increase of $0.7 million. Included in net realized and unrealized gains on investments are the following components:

•	a decrease in net realized gains on fixed maturity investments of $21.6 million as a result of a decreased level of turnover during the first quarter of 2014, compared to the first quarter of 2013;

•
net unrealized gains on our fixed maturity investments trading improved $50.9 million primarily driven by increased average invested assets and a flattening of the yield curve during the first quarter of 2014, compared to the first quarter of 2013, partially offset by a decrease of $11.3 million in net realized and unrealized losses on investments-related derivatives, which was correspondingly impacted by the same flattening of the yield curve during the first quarter of 2014, compared to the first quarter of 2013; and

•
a decrease in net realized gains on equity investments trading of $17.6 million as a result of weaker performance in the public equity markets during the first quarter of 2014, compared to the first quarter of 2013.

Equity in Earnings of Other Ventures

Three months ended March 31,	2014	2013	Change
(in thousands)
Top Layer Re	$2,445	$4,126	$(1,681)
Tower Hill Companies	1,986	1,581	405
Other	(232)	128	(360)
Total equity in earnings of other ventures	$4,199	$5,835	$(1,636)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”), and, except for Top Layer Re, is recorded one quarter in arrears.

Equity in earnings of other ventures was $4.2 million in the first quarter of 2014, compared to $5.8 million in the first quarter of 2013, with the decrease driven by reduced profitability in Top Layer Re as a result of lower renewal rates during January 2014.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income (Loss)

Three months ended March 31,	2014	2013	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$21	$(1,931)	$1,952
Other items	41	222	(181)
Total other income (loss)	$62	$(1,709)	$1,771

In the first quarter of 2014, we generated other income of $0.1 million, compared to an other loss of $1.7 million in the first quarter of 2013.
Corporate Expenses

Three months ended March 31,	2014	2013	Change
(in thousands)
Total corporate expenses	$4,545	$4,482	$63

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were relatively flat in the first quarter of 2014, compared to the first quarter of 2013.
Net Income Attributable to Noncontrolling Interests

Three months ended March 31,	2014	2013	Change
(in thousands)
Net income attributable to noncontrolling interests	$(42,768)	$(38,607)	$(4,161)

Our net income attributable to the noncontrolling interests was $42.8 million in the first quarter of 2014, compared to $38.6 million in the first quarter of 2013. The $4.2 million change is primarily due to a decrease in the Company’s ownership in DaVinciRe to 26.5% at March 31, 2014, compared to 32.9% at March 31, 2013, resulting in an increase in the net income attributable to noncontrolling interests. We expect our ownership in DaVinciRe to fluctuate over time.
Income from Discontinued Operations

Three months ended March 31,	2014	2013	Change
(in thousands)
Income from discontinued operations	$—	$9,774	$(9,774)

Income from discontinued operations was $Nil in the first quarter of 2014, compared to $9.8 million in the first quarter of 2013. Included in income from discontinued operations of $9.8 million in the first quarter of 2013 is primarily net trading income related to REAL, which was sold on October 1, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At March 31, 2014, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2.9 billion (December 31, 2013 - $3.2 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $533.4 million (December 31, 2013 - $562.1 million). During the three months ended March 31, 2014, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received, of $133.0 million, $73.7 million and $Nil, respectively (2013 - $156.0 million, $19.8 million and $Nil, respectively).
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to an enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a risk-based capital model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the Minimum Solvency Margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2013 BSCR for Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. must be filed with the BMA on or before April 30, 2014; at this time, we believe each company will exceed its respective target level of required capital.
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority, under the the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At March 31, 2014, the FAL requirement set by Lloyd’s for Syndicate 1458 is £241.7 million based on its business plan, approved in November 2013 (December 31, 2013 - £241.7 million based on its business plan, approved November 2013). Actual FAL posted for Syndicate 1458 at March 31, 2014 by RenaissanceRe CCL is $281.0 million and £60.0 million supported 100% by letters of credit (December 31, 2013 - $281.0 million and £60.0 million).
Branches of Renaissance Reinsurance and DaVinci based in the Republic of Singapore (the “Singapore Branches”) have each received a license to carry on insurance business as a general reinsurer.  The activities of the Singapore Branches are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, the Singapore Branches are regulated by the Accounting and Corporate Regulatory Authority (“ACRA”) as foreign companies pursuant to Singapore’s Companies Act.  Prior to the establishment of the Singapore Branch, Renaissance Reinsurance had maintained a representative office in Singapore since April 2012. The activities and regulatory requirements of the Singapore Branches are not considered to be material to the Company. Renaissance Services of Asia Pte. Ltd. is registered with the ACRA and subject to Singapore’s Companies Act.
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
Cash Flows and Liquidity
Holding Company Liquidity
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and to a degree, cash and securities in amounts which fluctuate over time. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., Ireland, and the U.K. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” for further discussion and details regarding dividend capacity of our major operating subsidiaries.
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
We are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, and we maintain a “shelf” Registration Statement on Form S-3 (the “Shelf Registration Statement”) under the Securities Act and are eligible to file additional automatically effective Registration Statements on Form S-3 in the future for the potential offering and sale of an unlimited amount of debt and equity securities. The Shelf Registration Statement allows for various types of securities to be offered, including, but not limited to the following: common shares, preference shares and debt securities.
In addition we maintain letter of credit facilities which provide liquidity. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” for details of these facilities.
Cash Flows

Three months ended March 31,	2014	2013
(in thousands)
Net cash provided by operating activities	$46,639	$128,502
Net cash provided by investing activities	301,194	219,873
Net cash used in financing activities	(428,173)	(341,540)
Effect of exchange rate changes on foreign currency cash	(529)	3,432
Net (decrease) increase in cash and cash equivalents	(80,869)	10,267
Net increase in cash and cash equivalents of discontinued operations	—	(24,332)
Cash and cash equivalents, beginning of period	408,032	304,145
Cash and cash equivalents, end of period	$327,163	$290,080

During the three months ended March 31, 2014, our cash and cash equivalents decreased $80.9 million, to $327.2 million at March 31, 2014, compared to $408.0 million at December 31, 2013.
Cash flows provided by operating activities. Cash flows provided by operating activities during the three months ended March 31, 2014 were $46.6 million, compared to $128.5 million during the three months ended March 31, 2013. Cash flows provided by operating activities during the three months ended March 31, 2014 were primarily the result of certain adjustments to reconcile our net income of $199.4 million to net cash provided by operating activities, including: an increase in unearned premiums of $305.4 million due to the timing of our gross premiums written; a $175.6 million increase in reinsurance balances payable due to the timing of our premiums ceded; and partially offset by an increase in premiums receivable and deferred acquisition costs of $194.7 million and $40.2 million, respectively, due to the timing of our gross premiums written, combined with an increase of $141.6 million in our prepaid reinsurance premiums due to the timing of our gross premiums ceded and a decrease in our reserve for claims and claim expenses of $30.8 million driven by the payment of claims and by favorable development on prior accident years net claims and claims expenses during the three months ended March 31, 2014. As discussed under “Summary of Results of Operations”, we generated relatively lower underwriting income and investment results in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which contributed to the decrease in cash flows provided by operating activities. A portion of the cash provided by operating activities was used in our financing activities, as noted below.
Cash flows provided by investing activities. During the three months ended March 31, 2014, our cash flows provided by investing activities were $301.2 million, principally reflecting our net sales and maturities of fixed maturity investments of $231.1 million and net sales of short term investments of $67.3 million.
Cash flows used in financing activities. Our cash flows used in financing activities in the three months ended March 31, 2014 were $428.2 million, and were principally the result of the settlement of $262.7 million of common share repurchases; net outflows of $201.5 million related to the return of capital to third party shareholders in DaVinciRe; and $11.9 million and $5.6 million of dividends paid on our common and preferred shares, respectively; partially offset by net inflows of $53.5 million from third party shareholders in Medici.
During the three months ended March 31, 2013, our cash and cash equivalents increased $10.3 million, to $335.6 million at March 31, 2013, compared to $325.4 million at December 31, 2012, which excludes a decrease of $24.3 million in cash and cash equivalents related to discontinued operations held for sale. The following discussion of our cash flows includes the results of operations and financial position of our discontinued operations held for sale at March 31, 2013, related to the sale of REAL.
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

Reserve for Claims and Claim Expenses
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims previously reported to us which we believe may not be adequately reserved as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us (“IBNR”).
Our estimates of claims and claim expenses are also based in part upon the estimation of claims resulting from natural and man-made disasters such as hurricanes, earthquakes, tsunamis, winter storms, terrorism and other catastrophic events. Estimation of claims resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Additionally, we have recently increased our specialty reinsurance business but do not have the benefit of a significant amount of our own historical experience in certain specialty reinsurance lines of business. Therefore, we use both proprietary and commercially available models, as well as historical (re)insurance industry claims experience, for purposes of evaluating future trends and providing an estimate of ultimate claims costs.
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At March 31, 2014	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$350,606	$183,216	$184,685	$718,507
Specialty Reinsurance	111,914	85,568	325,468	522,950
Lloyd’s	47,137	17,560	171,492	236,189
Other	14,358	2,324	38,555	55,237
Total	$524,015	$288,668	$720,200	$1,532,883

December 31, 2013
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserve for claims and claim expenses for the periods indicated:

Three months ended March 31,	2014	2013
(in thousands)
Net reserves, beginning of period	$1,462,705	$1,686,865
Net incurred related to:
Current year	75,608	64,900
Prior years	(16,693)	(37,649)
Total net incurred	58,915	27,251
Net paid related to:
Current year	1,052	1,139
Prior years	86,647	120,142
Total net paid	87,699	121,281
Net reserves, end of period	1,433,921	1,592,835
Reinsurance recoverable, end of period	98,962	162,948
Gross reserves, end of period	$1,532,883	$1,755,783

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
Our estimates of losses from large events are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for certain of these large events is additionally impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies (particularly in respect of our current reserves arising from the 2010 New Zealand, 2011 New Zealand and Tohoku Earthquakes); and in the case of Storm Sandy and the Thailand Floods, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. A significant portion of our reinsurance recoverable relates to the New Zealand and Tohoku Earthquakes. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior year estimated claims reserves increased our net income by $16.7 million during the three months ended March 31, 2014 (2013 - $37.6 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Three months ended March 31,	2014	2013
(in thousands)
Catastrophe Reinsurance	$(6,074)	$(18,468)
Specialty Reinsurance	(15,841)	(15,161)
Lloyd’s	5,124	(3,343)
Other	98	(677)
Total	$(16,693)	$(37,649)

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
Reserving for most of our property catastrophe reinsurance business does not involve the use of traditional actuarial techniques. Rather, claims and claim expense reserves are estimated by management after a catastrophe occurs by completing an in-depth analysis of the individual contracts which may potentially be impacted by the catastrophic event. The in-depth analysis generally involves: (1) estimating the size of insured industry losses from the catastrophic event; (2) reviewing our portfolio of reinsurance contracts to identify those contracts which are exposed to the catastrophic event; (3) reviewing information reported by customers and brokers; (4) discussing the event with our customers and brokers; and (5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the catastrophic event on a contract-by-contract basis and in aggregate for the event. Once an event has occurred, during the then current reporting period we record our best estimate of the ultimate expected cost to settle all claims arising from the event. Our estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from our estimate of the ultimate expected loss for an event and our estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from our estimate of the ultimate expected loss for an event. Once we receive a notice of loss or payment request under a catastrophe reinsurance contract, we are generally able to process and pay such claims promptly.
Because the events from which claims arise under policies written by our property catastrophe reinsurance business are typically prominent, public occurrences such as hurricanes and earthquakes, we are often able to use third party reports as part of our loss reserve estimation process. We also review catastrophe bulletins published by various statistical reporting agencies to assist us in determining the size of the industry loss, although these reports may not be available for some time after an event. In addition to the loss information and estimates communicated by cedants and brokers, we also use industry information which we gather and retain in our REMS© modeling system. The information stored in our REMS© modeling system enables us to analyze each of our policies in relation to a loss and compare our estimate of the loss with those reported by our policyholders. The REMS© modeling system also allows us to compare and analyze individual losses reported by policyholders affected by the same loss event. Although the REMS© modeling system assists with the analysis of the underlying loss and provides us with the information and ability to perform increased analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty associated with property catastrophe claims and the unique characteristics of each loss.
For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we may make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. Approximately one year from the date of loss for these small events, we estimate IBNR for these events by using the paid Bornhuetter-Ferguson actuarial method. The loss development factors for the paid Bornhuetter-Ferguson actuarial method are selected based on a review of our historical experience and these factors are reviewed at least annually. There have been no changes to our paid loss development factors during the last three years.
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

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the three months ended March 31, 2014:

Three months ended March 31, 2014	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Hurricanes Gustav & Ike (2008)	$(2,359)
New Zealand Earthquake (2010)	1,437
Other	(1,937)
Total large catastrophe events	(2,859)
Small catastrophe events
European Floods (2013)	(3,020)
U.S. PCS 17 Wind and Thunderstorm (2013)	(1,600)
U.S. PCS 24 Wind and Thunderstorm (2013)	(1,500)
U.S. PCS 92 Winter Storm (2013)	2,130
Other	775
Total small catastrophe events	(3,215)
Total catastrophe net claims and claim expenses	(6,074)
Total favorable development of prior accident years net claims and claim expenses	$(6,074)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the three months ended March 31, 2014 of $6.1 million was principally comprised of favorable development of $2.4 million and $3.0 million related to the 2008 Hurricanes and the 2013 European Floods, respectively, as a result of reduction in the expected ultimate net loss for these events, with the remainder due to net favorable development on a number of other events as detailed in the table above.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the three months ended March 31, 2013:

Three months ended March 31, 2013	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Windstorm Kyrill (2007)	$(4,937)
New Zealand Earthquake (2011)	(3,691)
Hurricanes Gustav & Ike (2008)	(3,400)
Tohoku Earthquake and Tsunami (2011)	(1,985)
Hurricane Isaac (2012)	2,610
Other	(1,455)
Total large catastrophe events	(12,858)
Small catastrophe events
U.S. PCS 83 Wind and Thunderstorm (2012)	(3,500)
U.S. PCS 70 Wind and Thunderstorm (2012)	4,150
Other	(6,260)
Total small catastrophe events	(5,610)
Total catastrophe net claims and claim expenses	(18,468)
Total favorable development of prior accident years net claims and claim expenses	$(18,468)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the three months ended March 31, 2013 of $18.5 million was primarily due to net reductions of $12.9 million arising from the estimated ultimate claims of large catastrophe events, including $4.9 million, $3.7 million and $3.4 million of favorable development related to reductions in the expected ultimate losses for Windstorm Kyrill, the 2011 New Zealand Earthquake and the 2008 Hurricanes, respectively, as reported claims came in better than expected, and $13.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was adverse development of $4.2 million and $2.6 million associated with an increase in reported gross ultimate losses on U.S. PCS 70 (a 2012 wind and thunderstorm event) and Hurricane Isaac, respectively.
Specialty Reinsurance Segment
Within our Specialty Reinsurance segment, we write a number of reinsurance lines such as aviation, casualty clash, catastrophe exposed personal lines property, catastrophe exposed workers’ compensation, crop, energy, financial guaranty, financial liability, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide specialty protection or proportional coverage which we expect to grow on an absolute or relative basis within this segment in the future. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis.
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
Our processes and methodologies in respect of loss estimation for the coverages we offer through our specialty reinsurance operation differ from those used for our property catastrophe-oriented coverages. For example, our specialty reinsurance coverages are more likely to be impacted by factors such as long-term inflation and changes in the social, legal and economic environment, which we believe gives rise to greater uncertainty in our claims reserves. Moreover, in reserving for our specialty reinsurance coverages we do not have the benefit of a significant amount of our own historical experience in certain lines of business and may have little or no related corporate reserving history in new lines of business. We believe these factors make our Specialty Reinsurance segment reserving subject to greater uncertainty than our Catastrophe Reinsurance segment.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the three months ended March 31, 2014:

Three months ended March 31, 2014	Specialty Reinsurance Segment
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(15,841)
Total attritional net claims and claim expenses	(15,841)
Total favorable development of prior accident years net claims and claim expenses	$(15,841)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the three months ended March 31, 2014 of $15.8 million was due to reported claims activity coming in lower than expected on prior accident years events.
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the three months ended March 31, 2013:

Three months ended March 31, 2013	Specialty Reinsurance Segment
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(4,729)
Actuarial assumption changes	(10,432)
Total attritional net claims and claim expenses	(15,161)
Total favorable development of prior accident years net claims and claim expenses	$(15,161)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the three months ended March 31, 2013 of $15.2 million includes $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors, and $4.7 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
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

Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the three months ended March 31, 2014:

Three months ended March 31, 2014	Lloyd’s Segment
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$(362)
Total large catastrophe events	(362)
Small catastrophe events
Other	(317)
Total small catastrophe events	(317)
Total catastrophe net claims and claim expenses	(679)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	5,803
Total attritional net claims and claim expenses	5,803
Total adverse development of prior accident years net claims and claim expenses	$5,124

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $5.1 million during the three months ended March 31, 2014 was principally driven by the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the three months ended March 31, 2013:

Three months ended March 31, 2013	Lloyd’s Segment
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(3,491)
Actuarial assumption changes	148
Total attritional net claims and claim expenses	(3,343)
Total favorable development of prior accident years net claims and claim expenses	$(3,343)

The favorable development of prior accident years net claims and claim expenses within our Lloyd's segment of $3.3 million during the three months ended March 31, 2013 was principally due to $3.5 million related to decreases in estimated ultimate losses due to reported claims coming in lower than expected on a number of prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

Capital Resources
Our total capital resources are as follows:

	At March 31, 2014	At December 31, 2013	Change
(in thousands)
Common shareholders’ equity	$3,362,278	$3,504,384	$(142,106)
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,762,278	3,904,384	(142,106)
5.750% Senior Notes	249,453	249,430	23
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total capital resources	$4,261,731	$4,403,814	$(142,083)

During the three months ended March 31, 2014, our capital resources decreased by $142.1 million, to $4.3 billion, principally due to a decrease in common shareholders’ equity as a result of $277.1 million of common share repurchases as discussed in more detail in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and $11.9 million of dividends on our common shares, partially offset by our comprehensive income attributable to RenaissanceRe of $156.4 million.
There have been no material changes in our capital resources as disclosed in our Form 10-K for the year ended December 31, 2013, other than noted below and in the preceding paragraph.
Syndicated Letter of Credit Facility
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
The commitments under the Reimbursement Agreement expire on May 17, 2015. Effective as of March 31, 2014, RenaissanceRe reduced the commitments under its syndicated letter of credit facility from $250.0 million to $180.0 million. The reductions were implemented in connection with a reassessment of the future collateral needs of RenaissanceRe, taking into account, among other things, its access to alternative sources of credit enhancement. Prior to the expiration date of May 17, 2015 and after giving effect to the reduction noted above, the commitments may, subject to the satisfaction of certain conditions, be increased from time to time up to an aggregate amount not to exceed $530.0 million.
At March 31, 2014, we had $104.3 million of letters of credit with effective dates on or before March 31, 2014 outstanding under the Reimbursement Agreement.
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective October 1, 2013, each of ROE and RenaissanceRe Specialty U.S. became parties to the existing Bilateral Facility provided pursuant to the facility letter, dated September 17, 2010 and amended July 14, 2011, among Citibank Europe plc (“CEP”) and the existing participants: Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (the “Bilateral Facility Participants”). The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants (inclusive of ROE and RenaissanceRe Specialty U.S.) and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million, subject to a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. The Bilateral Facility was to expire on December 31, 2013; however, effective October 1, 2013, the Bilateral Facility was extended to December 31, 2014 and is evidenced by a facility letter (as amended) and five separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At March 31, 2014, $217.2 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.

Letters of Credit
At March 31, 2014, we had total letters of credit outstanding under all facilities of $568.1 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of March 31, 2014, Renaissance Reinsurance and DaVinci are approved in 51 and 50 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at March 31, 2014 with respect to the MBRTs totaled $496.9 million and $172.1 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $473.4 million and $149.0 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an
“eligible reinsurer” in the state of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RTCs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at March 31, 2014 with respect to the RCTs totaled $27.3 million and $18.6 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $17.0 million and $10.6 million, respectively.
Renaissance Trading Guarantees
At March 31, 2014, RenaissanceRe had provided guarantees in the aggregate amount of $32.6 million to certain counterparties of the weather and energy risk operations of Renaissance Trading, subsequently renamed as Munich Re Trading LLC, one of the entities acquired by Munich in the REAL transaction. Although certain guarantees issued by RenaissanceRe to certain counterparties of Renaissance Trading remained in effect at March 31, 2014, in conjunction with the purchase agreement of REAL, Munich has agreed, effective October 1, 2013, to indemnify RenaissanceRe against any liabilities, losses and damages that may arise as a result of any transaction between Renaissance Trading and a counterparty that has been provided a guarantee by RenaissanceRe.

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
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including the Company, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $60.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions is 26.5%, effective January 1, 2014. During February 2014, DaVinciRe paid out $30.0 million of the $60.0 million holdback.
Investments
The table below shows our invested assets:

	March 31, 2014		December 31, 2013		Change
(in thousands, except percentages)
U.S. treasuries	$1,539,995	23.6%	$1,352,413	19.8%	$187,582
Agencies	134,461	2.1%	186,050	2.7%	(51,589)
Non-U.S. government (Sovereign debt)	298,080	4.6%	334,580	4.9%	(36,500)
Non-U.S. government-backed corporate	220,727	3.4%	237,479	3.5%	(16,752)
Corporate	1,495,481	22.9%	1,803,415	26.4%	(307,934)
Agency mortgage-backed	300,448	4.6%	341,908	5.0%	(41,460)
Non-agency mortgage-backed	265,372	4.0%	257,938	3.8%	7,434
Commercial mortgage-backed	344,590	5.3%	314,236	4.6%	30,354
Asset-backed	18,463	0.3%	15,258	0.2%	3,205
Total fixed maturity investments, at fair value	4,617,617	70.8%	4,843,277	70.9%	(225,660)
Short term investments, at fair value	977,778	15.0%	1,044,779	15.3%	(67,001)
Equity investments trading, at fair value	245,267	3.8%	254,776	3.7%	(9,509)
Other investments, at fair value	576,099	8.8%	573,264	8.5%	2,835
Total managed investment portfolio	6,416,761	98.4%	6,716,096	98.4%	(299,335)
Investments in other ventures, under equity method	106,332	1.6%	105,616	1.6%	716
Total investments	$6,523,093	100.0%	$6,821,712	100.0%	$(298,619)

At March 31, 2014, we held investments totaling $6.5 billion, compared to $6.8 billion at December 31, 2013, with net unrealized appreciation included in accumulated other comprehensive income of $4.0 million at March 31, 2014, compared to $4.1 million at December 31, 2013. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including hedge funds, private equity partnerships, senior secured bank loan funds, catastrophe bonds and other investments). At March 31, 2014, our portfolio of equity investments trading totaled $245.3 million, or 3.8%, of our total investments (December 31, 2013 - $254.8 million or 3.7%) inclusive of our investment in Essent Group Ltd. of $113.0 million (December 31, 2013 - $121.1 million), and our portfolio of other investments totaled $576.1 million, or 8.8%, of our total investments (December 31, 2013 - $573.3 million or 8.5%).
Other Investments
The table below shows our portfolio of other investments:

	March 31, 2014	December 31, 2013	Change
(in thousands)
Private equity partnerships	$325,711	$322,391	$3,320
Catastrophe bonds	233,321	229,016	4,305
Senior secured bank loan funds	13,656	18,048	(4,392)
Hedge funds	3,411	3,809	(398)
Total other investments	$576,099	$573,264	$2,835

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the three months ended March 31, 2014 is a loss of $0.8 million (2013 - loss of $1.8 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $16.8 million of net investment income for the three months ended March 31, 2014 (2013 - $21.9 million). Of this amount, $5.0 million relates to net unrealized gains (2013 - unrealized gains of $15.1 million).
We have committed capital to private equity partnerships and other investments of $636.7 million, of which $532.9 million has been contributed at March 31, 2014. Our remaining commitments to these investments at March 31, 2014 totaled $102.0 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At March 31, 2014, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Form 10-K for the year ended December 31, 2013. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of March 31, 2014, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Form 10-K for the year ended December 31, 2013.
In certain circumstances, our contractual obligations may be accelerated to dates other than those set forth in the Company’s Form 10-K for the year ended December 31, 2013, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

CURRENT OUTLOOK
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, the global insurance and reinsurance markets entered 2013 with near-record levels of industry wide capital held by private market insurers and reinsurers, and diminished growth of demand for many coverages and solutions, outside of the impacted regions and in respect of certain products and lines. During the 2013 reinsurance renewals, we believe that supply, principally from traditional market participants and complemented by alternative capital providers, more than offset market demand, resulting in a dampening of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. We believe these trends accelerated during the January 2014 renewals, driven by both the availability of traditional and alternative capital, and perceptions of the potential availability of additive alternative capital; which were only partially offset by capital return initiatives and modest new aggregate demand in the market. We continue to expect the supply of capital to out-pace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent large or unforeseen contingent events.
Accordingly, although the nature of the business which renews in June and July differs from the January renewal business, we currently anticipate increased pressure in the market on both premiums and risk-adjusted rates to continue throughout 2014. Although the book of business we underwrote at January 1, 2014, and in respect of business renewing at April 1, 2014 primarily reflecting earthquake coverage in Japan, remained attractive to us, with our continuing focus on underwriting discipline, we cannot assure that we can continue to maintain the size and portfolio quality of our aggregate book of business. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions and seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. While we believe we are well positioned to compete for this business, these dynamics may introduce or exacerbate challenges in our markets.
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
Market Conditions and Competition
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a relatively soft pricing environment, though we believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers, and that this trend may be gaining a degree of momentum in certain lines. However, we cannot assure you that any increased demand will indeed materialize or that we will be successful in consummating new or expanded transactions.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. The bill also increased the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. In March 2014, the U.S. Congress passed a bill cosponsored by Michael Grimm and Maxine Waters entitled the “Homeowner Flood Insurance Affordability Act of 2014” (the “Grimm-Waters Act”), which amends, delays or defers some of the provisions of Biggert-Waters Bill. Among other things, the Grimm-Waters Act reverts back to exempting “grandfathered” policies from rate increases that might otherwise have been applied upon the approval of updated flood maps, introduces certain caps on the rate of premium increases even where actuarially indicated; eliminates certain provisions which provided for accelerated rate adequacy on the sale of covered properties; and introduces policy surcharges of $25 for residences and $250 for commercial properties. We believe that the passage of the Grimm-Waters Act will have an adverse impact on prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which could, over time, support the growth of such demand, albeit it at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences. However, we cannot assure you that the provisions of the Biggert-Waters Bill will ultimately be implemented by the NFIP or that, if implemented, will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
In 2007, the State of Florida enacted legislation to expand the FHCF provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May of 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which will gradually phase out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates by up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses.  The rate increases and cut back on coverage by the FHCF and Citizens have supported, over this period, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
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
In May 2013, the Florida Legislature adopted legislation comprising some modest reforms of Citizens. Among other things, the legislation empowered Citizens to create a so-called “clearinghouse” mechanism with the intent of facilitating the transfer to admitted private market carriers of residential policies that might otherwise be bound by or remain in Citizens. In addition the legislation provides for a reduction in the current structure value cap on eligibility for Citizens from $1.0 million to $0.7 million over three years; and prohibits Citizens from insuring new structures located seaward of the coastal construction control line and in the broader federal Coastal Barrier Resources system.
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
In November 2013, former Senate Finance Committee Chairman Max Baucus released a tax reform discussion draft on international tax issues that included two proposals that would change the definitions of controlled foreign corporation and passive foreign investment company.  We do not believe these proposals would, if enacted, directly apply to us, but it is possible that they might apply to shareholders of certain of our joint ventures, possibly discouraging those shareholders from continuing to participate in the joint venture or impeding our ability to attract or retain other investors.  We are not aware of any corresponding current legislation in the House of Representatives. Senator Baucus recently retired from the Senate and it is uncertain whether this proposal will formally be proposed as legislation or ever enacted.
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
In 2008, the IRS issued a revenue ruling (the “2008 Revenue Ruling”) expressing a position that premiums covering U.S. risks paid by a foreign insurer or reinsurer to another foreign reinsurer are subject to a 1% insurance federal excise tax (“FET”).  In essence, pursuant to the views expressed in the 2008 Revenue Ruling, FET should be imposed on a “cascading” basis, including to these reinsurance arrangements which are referred to in the industry as “retrocessions”, as the IRS took the view that all payments of premiums to foreign insurers or reinsurers in respect of the ultimate underlying risks are also subject to FET.  In February 2014, the U.S. District Court for the District of Columbia held that FET does not apply to secondary reinsurance transactions covering U.S. risks between two foreign reinsurance companies.  The decision, if upheld, effectively countermands the 2008 Revenue Ruling.  Accordingly, it is possible that foreign reinsurance companies such as certain of our operating subsidiaries that have paid the “cascading” FET on retrocessions may in the future be eligible to file and receive refund claims.   At this time, we understand that the IRS has appealed the decision, and we cannot predict the outcome of the appeal.  It is also possible that in the future U.S. Congress may adversely amend the existing legislation or adopt new statutory language which would adversely affect us, the industry generally or our ceding clients in respect of excise tax liabilities.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk. The Company’s investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See the Company’s Form 10-K for the fiscal year ended December 31, 2013 for additional information related to the Company’s exposure to these risks. There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2013.
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
ITEM 1A.    RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2013.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 19, 2014, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended March 31, 2014, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$433.1
January 1 - 31, 2014	847,924	$90.71	—	$—	847,924	$90.71	(76.9)
February 1 - 19, 2014	1,178,624	$92.35	—	$—	1,178,624	$92.35	(108.8)
February 19, 2014 - renewal of authorized share repurchase program of $500.0 million							252.6
Dollar amount available to be repurchased							500.0
February 20 - 28, 2014	305,654	$94.89	35,545	$94.96	270,109	$94.88	(25.6)
March 1 - 31, 2014	714,113	$96.36	32,975	$95.51	681,138	$96.40	(65.7)
Total	3,046,315	$93.09	68,520	$95.22	2,977,795	$93.04	$408.7

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the three months ended March 31, 2014, the Company repurchased approximately 3.0 million common shares in open market transactions at an aggregate cost of $277.1 million and at an average share price of $93.04. Subsequent to March 31, 2014 and through the period ended April 25, 2014, the Company repurchased an aggregate of 329 thousand common shares in open market transactions at an aggregate cost of $31.9 million and at an average share price of $96.84.
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

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	April 30, 2014
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	April 30, 2014
Mark A. Wilcox