Form 10-Q
period 2014-06-30
RENAISSANCERE HOLDINGS LTD
filed 2014-07-30
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at July 28, 2014 was 40,520,691.

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

•
the risk of the lowering or loss of any of the financial strength, claims paying or enterprise wide risk management ratings of RenaissanceRe Holdings Ltd. (“RenaissanceRe”) or of one or more of our subsidiaries or joint ventures or changes in the policies or practices of the rating agencies;

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

•	risks due to our increasing reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	risks relating to deteriorating market conditions, including the risks of decreasing revenues, margins, capital efficiency and returns;

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

•
risks relating to adverse legislative developments that could reduce the size of the private markets we serve, or impede their future growth, including proposals to shift United States (“U.S.”) catastrophe risks to federal mechanisms; similar proposals at the state level in the U.S., including the risk of legislation in Florida to expand the reinsurance coverage offered by the Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance policies written by Citizens Property Insurance Corporation (“Citizens”), or failing to implement reforms to reduce such coverage; risks of adverse legislation in relation to U.S. flood insurance or the failure to implement reform legislation; and the risk that new legislation will be enacted in the international markets we serve which might reduce market opportunities in the private sector, weaken our customers or otherwise adversely impact us;

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

•
changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the current uncertainty regarding macroeconomic uncertainty and the recent period of relative economic weakness, both globally, particularly in respect of Eurozone countries and companies, and in the U.S.;

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	June 30, 2014	December 31, 2013
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value (Amortized cost $4,754,480 and $4,781,712 at June 30, 2014 and December 31, 2013, respectively)	$4,841,609	$4,809,036
Fixed maturity investments available for sale, at fair value (Amortized cost $25,512 and $30,273 at June 30, 2014 and December 31, 2013, respectively)	29,219	34,241
Short term investments, at fair value	957,698	1,044,779
Equity investments trading, at fair value	254,408	254,776
Other investments, at fair value	513,614	573,264
Investments in other ventures, under equity method	110,354	105,616
Total investments	6,706,902	6,821,712
Cash and cash equivalents	294,457	408,032
Premiums receivable	837,116	474,087
Prepaid reinsurance premiums	267,963	66,132
Reinsurance recoverable	85,115	101,025
Accrued investment income	28,019	34,065
Deferred acquisition costs	140,765	81,684
Receivable for investments sold	58,205	75,845
Other assets	89,076	108,438
Goodwill and other intangible assets	8,007	8,111
Total assets	$8,515,625	$8,179,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,552,618	$1,563,730
Unearned premiums	929,523	477,888
Debt	249,476	249,430
Reinsurance balances payable	558,185	293,022
Payable for investments purchased	201,340	193,221
Other liabilities	164,650	397,596
Total liabilities	3,655,792	3,174,887
Commitments and Contingencies
Redeemable noncontrolling interest	1,023,892	1,099,860
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at June 30, 2014 (December 31, 2013 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 40,522,818 shares issued and outstanding at June 30, 2014 (December 31, 2013 – 43,646,436)	40,523	43,646
Accumulated other comprehensive income	3,918	4,131
Retained earnings	3,391,500	3,456,607
Total shareholders’ equity attributable to RenaissanceRe	3,835,941	3,904,384
Total liabilities, noncontrolling interests and shareholders’ equity	$8,515,625	$8,179,131

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2014 and 2013
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Gross premiums written	$511,540	$703,223	$1,216,800	$1,338,641
Net premiums written	$346,407	$559,109	$796,754	$995,922
Increase in unearned premiums	(85,991)	(267,220)	(249,804)	(432,778)
Net premiums earned	260,416	291,889	546,950	563,144
Net investment income	34,541	26,163	73,489	69,365
Net foreign exchange gains (losses)	2,392	(932)	1,331	(318)
Equity in earnings of other ventures	7,232	3,772	11,431	9,607
Other loss	(535)	(1,128)	(473)	(2,837)
Net realized and unrealized gains (losses) on investments	27,128	(69,529)	42,055	(55,260)
Total revenues	331,174	250,235	674,783	583,701
Expenses
Net claims and claim expenses incurred	81,388	103,962	140,303	131,213
Acquisition expenses	33,477	31,767	67,177	56,776
Operational expenses	45,841	42,789	88,465	88,775
Corporate expenses	3,954	21,529	8,499	26,011
Interest expense	4,292	4,300	8,585	9,334
Total expenses	168,952	204,347	313,029	312,109
Income from continuing operations before taxes	162,222	45,888	361,754	271,592
Income tax benefit (expense)	204	(11)	38	(133)
Income from continuing operations	162,426	45,877	361,792	271,459
Income from discontinued operations	—	2,427	—	12,201
Net income	162,426	48,304	361,792	283,660
Net income attributable to noncontrolling interests	(36,078)	(14,015)	(78,846)	(52,622)
Net income attributable to RenaissanceRe	126,348	34,289	282,946	231,038
Dividends on preference shares	(5,596)	(7,483)	(11,191)	(13,758)
Net income available to RenaissanceRe common shareholders	$120,752	$26,806	$271,755	$217,280
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$3.00	$0.55	$6.62	$4.65
Income from discontinued operations available to RenaissanceRe common shareholders per common share – basic	—	0.06	—	0.28
Net income available to RenaissanceRe common shareholders per common share – basic	$3.00	$0.61	$6.62	$4.93
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$2.95	$0.55	$6.52	$4.55
Income from discontinued operations available to RenaissanceRe common shareholders per common share – diluted	—	0.05	—	0.28
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.95	$0.60	$6.52	$4.83
Dividends per common share	$0.29	$0.28	$0.58	$0.56

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Comprehensive income
Net income	$162,426	$48,304	$361,792	$283,660
Change in net unrealized gains on investments	(45)	(1,141)	(213)	(8,713)
Comprehensive income	162,381	47,163	361,579	274,947
Net income attributable to noncontrolling interests	(36,078)	(14,015)	(78,846)	(52,622)
Comprehensive income attributable to noncontrolling interests	(36,078)	(14,015)	(78,846)	(52,622)
Comprehensive income attributable to RenaissanceRe	$126,303	$33,148	$282,733	$222,325
Disclosure regarding net unrealized gains
Total realized and net unrealized holding (gains) losses on investments and net other-than-temporary impairments	$(45)	$178	$(213)	$(1,533)
Net realized gains on fixed maturity investments available for sale	—	(1,319)	—	(7,180)
Change in net unrealized gains on investments	$(45)	$(1,141)	$(213)	$(8,713)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Six months ended June 30,
	2014	2013
Preference shares
Balance – January 1	$400,000	$400,000
Issuance of shares	—	275,000
Repurchase of shares	—	(275,000)
Balance – June 30	400,000	400,000
Common shares
Balance – January 1	43,646	45,542
Repurchase of shares	(3,363)	(1,498)
Exercise of options and issuance of restricted stock awards	240	341
Balance – June 30	40,523	44,385
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	2,139	(2,978)
Offering expenses	—	(9,345)
Change in noncontrolling interests	43	499
Exercise of options and issuance of restricted stock awards	(2,182)	11,824
Balance – June 30	—	—
Accumulated other comprehensive income
Balance – January 1	4,131	13,622
Change in net unrealized gains on investments	(213)	(8,713)
Balance – June 30	3,918	4,909
Retained earnings
Balance – January 1	3,456,607	3,043,901
Net income	361,792	283,660
Net income attributable to noncontrolling interests	(78,846)	(52,622)
Repurchase of shares	(313,312)	(117,520)
Dividends on common shares	(23,550)	(24,658)
Dividends on preference shares	(11,191)	(13,758)
Balance – June 30	3,391,500	3,119,003
Noncontrolling interest	—	3,693
Total shareholders’ equity	$3,835,941	$3,571,990

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows provided by operating activities
Net income	$361,792	$283,660
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	15,419	26,721
Equity in undistributed earnings of other ventures	(7,960)	(6,468)
Net realized and unrealized gains on investments	(42,055)	55,273
Net unrealized gains included in net investment income	(8,879)	(10,959)
Net unrealized (gains) losses included in other loss	(2,220)	11,206
Change in:
Premiums receivable	(363,029)	(462,777)
Prepaid reinsurance premiums	(201,831)	(137,722)
Reinsurance recoverable	15,910	17,409
Deferred acquisition costs	(59,081)	(73,060)
Reserve for claims and claim expenses	(11,112)	(168,969)
Unearned premiums	451,635	570,500
Reinsurance balances payable	265,163	97,006
Other	(240,366)	(24,401)
Net cash provided by operating activities	173,386	177,419
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,020,174	4,448,449
Purchases of fixed maturity investments trading	(3,970,317)	(4,225,188)
Proceeds from sales and maturities of fixed maturity investments available for sale	5,114	41,338
Net purchases of equity investments trading	(11,146)	(35,958)
Net sales (purchases) of short term investments	89,549	(110,562)
Net sales of other investments	68,684	42,935
Net sales (purchases) of investments in other ventures	1,030	(2,500)
Net sales of other assets	6,000	598
Net cash provided by investing activities	209,088	159,112
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(23,550)	(24,658)
Dividends paid – preference shares	(11,191)	(13,758)
RenaissanceRe common share repurchases	(314,536)	(121,996)
Net repayment of debt	—	(101,410)
Redemption of 6.08% Series C preference shares	—	(125,000)
Redemption of 6.60% Series D preference shares	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	—	265,655
Net third party redeemable noncontrolling interest share transactions	(144,096)	(105,633)
Net cash used in financing activities	(493,373)	(376,800)
Effect of exchange rate changes on foreign currency cash	(2,676)	505
Net (decrease) increase in cash and cash equivalents	(113,575)	(39,764)
Net increase in cash and cash equivalents of discontinued operations	—	(29,475)
Cash and cash equivalents, beginning of period	408,032	304,145
Cash and cash equivalents, end of period	$294,457	$234,906

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

•
RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”), is a Bermuda-domiciled reinsurance and excess and surplus lines insurance company that is listed on the National Association of Insurance Commissioners’ International Insurance Department’s Quarterly List of Alien Insurers as an eligible surplus lines insurer. RenaissanceRe Underwriting Managers U.S. LLC (“RenaissanceRe Underwriting Managers U.S.”), a specialty reinsurance agency domiciled in Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and Syndicate 1458.

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
The Company did not have any assets, liabilities or shareholder’s equity of discontinued operations held for sale related to REAL at June 30, 2014 or December 31, 2013.
Details of the income from discontinued operations for the three and six months ended June 30, 2014 and 2013 are as follows and relate entirely to REAL:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Net investment income	$—	$1,161	$—	$1,153
Net foreign exchange (losses) gains	—	(153)	—	989
Other income	—	1,759	—	10,472
Net realized and unrealized losses on investments	—	(15)	—	(13)
Total revenues	—	2,752	—	12,601
Expenses
Operational expenses	—	31	—	59
Corporate expenses	—	59	—	106
Total expenses	—	90	—	165
Income before taxes	—	2,662	—	12,436
Income tax expense	—	(236)	—	(236)
Income from discontinued operations	$—	$2,426	$—	$12,200

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2014	December 31, 2013
U.S. treasuries	$1,706,929	$1,352,413
Agencies	121,650	186,050
Non-U.S. government (Sovereign debt)	271,495	334,580
Non-U.S. government-backed corporate	163,911	237,479
Corporate	1,580,038	1,803,415
Agency mortgage-backed	321,629	336,661
Non-agency mortgage-backed	252,530	243,795
Commercial mortgage-backed	392,085	303,214
Asset-backed	31,342	11,429
Total fixed maturity investments trading	$4,841,609	$4,809,036

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$4,279	$396	$—	$4,675	$—
Non-agency mortgage-backed	10,509	2,304	(3)	12,810	(698)
Commercial mortgage-backed	7,373	830	—	8,203	—
Asset-backed	3,351	180	—	3,531	—
Total fixed maturity investments available for sale	$25,512	$3,710	$(3)	$29,219	$(698)

		Included in Accumulated Other Comprehensive Income
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$4,880	$378	$(11)	$5,247	$—
Non-agency mortgage-backed	11,735	2,414	(6)	14,143	(742)
Commercial mortgage-backed	10,052	970	—	11,022	—
Asset-backed	3,606	223	—	3,829	—
Total fixed maturity investments available for sale	$30,273	$3,985	$(17)	$34,241	$(742)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
June 30, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$100,250	$100,765	$—	$—	$100,250	$100,765
Due after one through five years	3,057,740	3,080,879	—	—	3,057,740	3,080,879
Due after five through ten years	520,699	529,811	—	—	520,699	529,811
Due after ten years	102,944	132,568	—	—	102,944	132,568
Mortgage-backed	943,257	966,244	22,161	25,688	965,418	991,932
Asset-backed	29,590	31,342	3,351	3,531	32,941	34,873
Total	$4,754,480	$4,841,609	$25,512	$29,219	$4,779,992	$4,870,828

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2014	December 31, 2013
Financials	$153,099	$152,905
Industrial, utilities and energy	32,127	25,350
Communications and technology	31,245	4,300
Consumer	18,302	44,115
Healthcare	15,609	15,340
Basic materials	4,026	12,766
Total	$254,408	$254,776

Pledged Investments
At June 30, 2014, $2,036.3 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s syndicated letter of credit facility and bilateral letter of credit facility (December 31, 2013 - $2,081.1 million). Of this amount, $673.9 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2013 - $652.8 million).
Reverse Repurchase Agreements
At June 30, 2014, the Company held $35.9 million (December 31, 2013 - $37.3 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturity investments	$26,372	$22,839	$50,232	$46,725
Short term investments	286	426	476	755
Equity investments	779	344	1,575	344
Other investments
Hedge funds and private equity investments	8,340	2,237	20,657	17,117
Other	1,483	3,144	6,011	10,139
Cash and cash equivalents	93	9	184	61
	37,353	28,999	79,135	75,141
Investment expenses	(2,812)	(2,836)	(5,646)	(5,776)
Net investment income	$34,541	$26,163	$73,489	$69,365

The following table provides an analysis of the components of net realized and unrealized gains on investments.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gross realized gains	$12,166	$17,548	$25,633	$51,624
Gross realized losses	(2,587)	(14,601)	(8,151)	(19,155)
Net realized gains on fixed maturity investments	9,579	2,947	17,482	32,469
Net unrealized gains (losses) on fixed maturity investments trading	29,918	(95,680)	57,800	(118,743)
Net realized and unrealized (losses) gains on investments-related derivatives	(6,884)	20,510	(17,783)	20,931
Net realized gains on equity investments trading	5,134	74	5,055	17,635
Net unrealized (losses) gains on equity investments trading	(10,619)	2,620	(20,499)	(7,552)
Net realized and unrealized gains on investments	$27,128	$(69,529)	$42,055	$(55,260)

The following tables provide an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended June 30, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$160	$3,803	$3,963
Other comprehensive income (loss) before reclassifications	51	(96)	(45)
Ending balance	$211	$3,707	$3,918

	Six months ended June 30, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$163	$3,968	$4,131
Other comprehensive income (loss) before reclassifications	48	(261)	(213)
Ending balance	$211	$3,707	$3,918

	Three months ended June 30, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$120	$5,930	$6,050
Other comprehensive income before reclassifications	98	80	178
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(1,319)	(1,319)
Net current-period other comprehensive loss	98	(1,239)	(1,141)
Ending balance	$218	$4,691	$4,909

	Six months ended June 30, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$1,625	$11,997	$13,622
Other comprehensive loss before reclassifications	(1,407)	(126)	(1,533)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(7,180)	(7,180)
Net current-period other comprehensive loss	(1,407)	(7,306)	(8,713)
Ending balance	$218	$4,691	$4,909

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$76	$(3)	$76	$(3)
Total	$—	$—	$76	$(3)	$76	$(3)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency mortgage-backed	$726	$(11)	$—	$—	$726	$(11)
Non-agency mortgage-backed	—	—	89	(6)	89	(6)
Commercial mortgage-backed	39	—	—	—	39	—
Total	$765	$(11)	$89	$(6)	$854	$(17)

At June 30, 2014, the Company held two fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2013 - four), including two fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2013 - two). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the six months ended June 30, 2014 and 2013, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
For the six months ended June 30, 2014, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2013 – $Nil and $Nil, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$545	$811	$561	$838
Reductions:
Securities sold during the period	(16)	(20)	(32)	(47)
Ending balance	$529	$791	$529	$791

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,706,929	$1,706,929	$—	$—
Agencies	121,650	—	121,650	—
Non-U.S. government (Sovereign debt)	271,495	—	271,495	—
Non-U.S. government-backed corporate	163,911	—	163,911	—
Corporate	1,580,038	—	1,533,862	46,176
Agency mortgage-backed	326,304	—	326,304	—
Non-agency mortgage-backed	265,340	—	265,340	—
Commercial mortgage-backed	400,288	—	400,288	—
Asset-backed	34,873	—	34,873	—
Total fixed maturity investments	4,870,828	1,706,929	3,117,723	46,176
Short term investments	957,698	—	957,698	—
Equity investments trading	254,408	254,408	—	—
Other investments
Private equity partnerships	314,983	—	—	314,983
Catastrophe bonds	179,465	—	179,465	—
Senior secured bank loan funds	15,976	—	—	15,976
Hedge funds	3,190	—	—	3,190
Total other investments	513,614	—	179,465	334,149
Other assets and (liabilities)
Derivatives (1)	6,491	(340)	5,760	1,071
Other	(5,214)	—	(5,214)	—
Total other assets and (liabilities)	1,277	(340)	546	1,071
	$6,597,825	$1,960,997	$4,255,432	$381,396

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
U.S. treasuries
Level 1 - At June 30, 2014, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 0.9% and a weighted average credit quality of AA (December 31, 2013 - 0.8% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2014, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.4% and a weighted average credit quality of AA (December 31, 2013 - 1.3% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at June 30, 2014 had a weighted average effective yield of 1.2% and a weighted average credit quality of AA (December 31, 2013 - 1.3% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.3% and a weighted average credit quality of AAA at June 30, 2014 (December 31, 2013 - 1.1% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate
Level 2 - At June 30, 2014, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 2.7% and a weighted average credit quality of BBB (December 31, 2013 - 2.7% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At June 30, 2014, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.2%, a weighted average credit quality of AA and a weighted average life of 5.2 years (December 31, 2013 - 2.9%, AA and 6.2 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At June 30, 2014, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 3.2%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.3 years (December 31, 2013 - 3.7%, BBB and 4.4 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2014 have a weighted average effective yield of 4.0%, a weighted average credit quality of non-investment grade and a weighted average life of 4.5 years (December 31, 2013 - 4.7%, non-investment grade and 4.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at June 30, 2014 have a weighted average effective yield of 2.0%, a weighted average credit quality of AA, and a weighted average life of 3.9 years (December 31, 2013 - 2.1%, AA and 3.3 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2014, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.3%, a weighted average credit quality of AAA and a weighted average life of 2.4 years (December 31, 2013 - 2.0%, AAA and 3.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at June 30, 2014 of $5.2 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2014	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$15,938	Discounted cash flow (“DCF”)	Credit spread (U)	n/a	n/a	1.1%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.3%
			Dividend rate (O)	n/a	n/a	6.2%
Corporate	30,238	Internal valuation model	Private transaction (U)	n/a	n/a	See below
Total fixed maturity investments	46,176
Other investments
Private equity partnerships	314,983	Net asset valuation	Estimated performance (U)	(3.0)%	18.9%	4.0%
Senior secured bank loan funds	15,976	Net asset valuation	Estimated performance (U)	n/a	n/a	0.7%
Hedge funds	3,190	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	334,149
Other assets and (liabilities)
Weather contract	(1,149)	Internal valuation model	See below	n/a	n/a	See below
Call rights	2,220	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	1,071
	$381,396

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company with a fair value of $15.9 million at June 30, 2014. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At June 30, 2014, the dividend rate was 6.2%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.3% and a credit spread of 1.1%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company’s investment in this corporate fixed maturity investment determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
In addition, the Company’s corporate fixed maturity investments include an investment in the convertible preferred equity of Trupanion, Inc., a company that provides insurance for a variety of veterinarian costs (“Trupanion”), which investment had a fair value of $30.2 million at June 30, 2014. The Company measured the fair value of this investment using a third party valuation, which included, but was not limited to, discounted cash flow analysis, financial statement analysis, budgets and forecasts and capital transactions.

In circumstances where a private market transaction has recently occurred, the Company will evaluate the comparability of the private market transactions to the fair value of its investment and determine if the third party valuation is still appropriate. The fair value of this investment was positively correlated to the estimated fair value of the aggregate equity of the investee as provided in the third party valuation report.
On July 18, 2014, Trupanion’s common stock began publicly trading on the New York Stock Exchange ("NYSE"). Effective immediately prior to the closing of the initial public offering, the Company’s investment in the convertible preferred equity of Trupanion was converted into 2.5 million common shares of Trupanion. Using the closing share price of Trupanion’s common stock on July 28, 2014, the value of the Company's 2.5 million common shares of Trupanion was $25.1 million.  Following the initial public offering, the Company expects its investment in Trupanion will be included in its portfolio of equity investments trading on its consolidated balance sheet and any realized and unrealized gains or losses related to Trupanion from the initial public offering price will be included in net realized and unrealized gains (losses) on investments on the Company's consolidated statements of operations in the period in which they occur.  The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the shares of Trupanion it holds prior to January 14, 2015.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $315.0 million of investments in private equity partnerships at June 30, 2014 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended June 30, 2014 was negative 3.0% to positive 18.9% with a weighted average of positive 4.0%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.
Senior secured bank loan funds
Level 3 - The Company has $16.0 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager. The lock up provisions in these funds result in a lack of current observable market transactions between the fund participants and the funds, and therefore the Company considers the fair value of its investment in these funds to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that these funds are following fair value principles consistent with GAAP in determining the net asset value. The fair value of the Company’s investment in senior secured bank loan funds is positively correlated to the estimated monthly net asset valuations received from the investment manager.
Hedge funds
Level 3 - The Company has $3.2 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Weather Contract
Level 3 - The Company has a $1.1 million liability related to a weather contract entered into with an insurance company, with the fair value determined through the use of an internal valuation model. Inputs to the internal valuation model are based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in an increase (decrease) to the fair value of the Company’s weather contract liability.
Call Rights
Level 3 - The Company has an agreement with a counterparty that gives the counterparty the right to purchase shares the Company has in certain of its equity method investees at a price above the Company’s current carrying value for those investments. The agreement is considered a derivative for accounting purposes and the Company’s estimated fair value of the agreement is $2.2 million at June 30, 2014. The fair value is based on an internal valuation model which incorporates the estimated intrinsic value of the agreement, the time value of money, and the likelihood of the agreement being exercised and ultimately settled. The fair value of the agreement is positively correlated to the tangible GAAP book value of the underlying equity method investees as well as the likelihood of the agreement being exercised and ultimately settled.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2014	$37,138	$342,778	$(1,307)	$378,609
Total unrealized gains (losses)
Included in net investment income	9,038	1,579	179	10,796
Included in other loss	—	—	2,220	2,220
Total foreign exchange gains	—	(205)	(21)	(226)
Purchases	—	10,391	—	10,391
Settlements	—	(20,394)	—	(20,394)
Balance - June 30, 2014	$46,176	$334,149	$1,071	$381,396
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$9,038	$1,579	$179	$10,796
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other loss	$—	$—	$2,220	$2,220

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2014	$27,580	$344,248	$(2,490)	$369,338
Total unrealized gains (losses)
Included in net investment income	18,596	9,455	1,395	29,446
Included in other loss	—	—	2,220	2,220
Total foreign exchange gains	—	(199)	(54)	(253)
Purchases	—	25,392	—	25,392
Settlements	—	(44,747)	—	(44,747)
Balance - June 30, 2014	$46,176	$334,149	$1,071	$381,396
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$18,596	$9,455	$1,395	$29,446
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other loss	$—	$—	$2,220	$2,220

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2013	$28,067	$402,206	$1,301	$431,574
Total unrealized gains (losses)
Included in net investment income	114	(2,373)	—	(2,259)
Total realized losses
Included in other income (loss)	—	—	(676)	(676)
Total foreign exchange gains	—	364	—	364
Purchases	—	18,411	—	18,411
Sales	—	424	—	424
Settlements	(2,500)	(25,328)	—	(27,828)
Balance - June 30, 2013	$25,681	$393,704	$625	$420,010
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$114	$(2,373)	$—	$(2,259)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2013	$27,792	$381,067	$21,513	$430,372
Total unrealized gains (losses)
Included in net investment income	389	10,643	—	11,032
Total realized losses
Included in other income (loss)	—	—	(2,646)	(2,646)
Total foreign exchange gains	—	(417)	—	(417)
Purchases	—	29,196	—	29,196
Settlements	(2,500)	(45,027)	—	(47,527)
Reclassified from other assets to other investments	—	18,242	(18,242)	—
Balance - June 30, 2013	$25,681	$393,704	$625	$420,010
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$389	$10,643	$—	$11,032

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

Senior Notes
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At June 30, 2014, the fair value of the 5.75% Senior Notes was $269.7 million (December 31, 2013 – $273.9 million).
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

	June 30, 2014	December 31, 2013
Other investments	$513,614	$573,264

Included in net investment income for the three and six months ended June 30, 2014 was net unrealized gains of $3.9 million and gains of $8.9 million, respectively, related to the changes in fair value of other investments (2013 – losses of $5.3 million and gains of $9.8 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At June 30, 2014	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$314,983	$84,529	See below	See below	See below
Senior secured bank loan funds	15,976	9,272	See below	See below	See below
Hedge funds	3,190	—	See below	See below	See below
Total other investments measured using net asset valuations	$334,149	$93,801

Private equity partnerships – Included in the Company’s investments in private equity partnerships are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair values of the investments in this category have been estimated in respect of the net asset value of the investments, as discussed in detail above. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable private equity partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the respective private equity partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the respective limited partnership.
Senior secured bank loan funds – The Company has $16.0 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. The Company’s investments in these funds are valued using estimated monthly net asset valuations received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in the closed end funds would liquidate over 4 to 5 years from inception of the respective fund.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at June 30, 2014 are $3.2 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Premiums written
Direct	$19,707	$16,333	$33,562	$26,650
Assumed	491,833	686,890	1,183,238	1,311,991
Ceded	(165,133)	(144,114)	(420,046)	(342,719)
Net premiums written	$346,407	$559,109	$796,754	$995,922
Premiums earned
Direct	$14,949	$10,789	$29,178	$20,662
Assumed	350,389	380,626	735,987	747,479
Ceded	(104,922)	(99,526)	(218,215)	(204,997)
Net premiums earned	$260,416	$291,889	$546,950	$563,144
Claims and claim expenses
Gross claims and claim expenses incurred	$97,064	$116,995	$165,214	$150,993
Claims and claim expenses recovered	(15,676)	(13,033)	(24,911)	(19,780)
Net claims and claim expenses incurred	$81,388	$103,962	$140,303	$131,213

NOTE 7. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2014	December 31, 2013
Redeemable noncontrolling interest - DaVinciRe	$930,231	$1,063,368
Redeemable noncontrolling interest - Medici	93,661	36,492
Redeemable noncontrolling interest	$1,023,892	$1,099,860

A summary of the Company’s noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Redeemable noncontrolling interest - DaVinciRe	$35,706	$14,009	$76,886	$52,824
Redeemable noncontrolling interest - Medici	372	7	1,960	7
Noncontrolling interest - Angus Fund	—	(1)	—	(209)
Net income attributable to noncontrolling interests	$36,078	$14,015	$78,846	$52,622

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 26.5% at June 30, 2014 (December 31, 2013 - 27.3%).
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
2013
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
2014
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including the Company, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $60.0 million holdback. The Company’s noncontrolling economic ownership in

DaVinciRe subsequent to these transactions is 26.5%, effective January 1, 2014. During February 2014, DaVinciRe paid $30.0 million of the $60.0 million holdback. There were no additional payments of the holdback during the second quarter of 2014.
See “Note 15. Subsequent Events” for additional information related to DaVinciRe transactions which occurred subsequent to June 30, 2014.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$895,391	$875,770	$1,063,368	$968,259
Redemption of shares from redeemable noncontrolling interest	(866)	(663)	(219,745)	(186,894)
Sale of shares to redeemable noncontrolling interests	—	—	9,722	54,927
Net income attributable to redeemable noncontrolling interest	35,706	14,009	76,886	52,824
Ending balance	$930,231	$889,116	$930,231	$889,116

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
2013
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
2014
During the six months ended June 30, 2014, third-party investors subscribed for and redeemed an aggregate of $57.1 million and $1.9 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici decreased to 49.3%, effective June 30, 2014.
The Company expects its ownership in Medici to fluctuate over time.

The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$91,590	$—	$36,492	$—
Redemption of shares from redeemable noncontrolling interest	—	—	(1,875)	—
Sale of shares to redeemable noncontrolling interests	1,699	8,000	57,084	8,000
Net income attributable to redeemable noncontrolling interest	372	7	1,960	7
Ending balance	$93,661	$8,007	$93,661	$8,007

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
Effective December 1, 2013, both RRV U.S. and RenTech contributed their ownership interests in the Angus Fund to Angus for $2.3 million, in return for equity interests in Angus. The Company previously had an equity interest of 38.8% in Angus, and as a result of these transactions, its equity interest in Angus increased to 42.5%. In addition, these transactions resulted in $1.7 million of additional goodwill related to the Company’s additional investment in Angus. During the first quarter of 2014, Angus raised additional capital from its existing third party investors. The Company did not participate in this capital raise and, as a result, the Company’s ownership interest in Angus is 40.4% at June 30, 2014. The Company records its equity investment in Angus one quarter in arrears.
Prior to December 1, 2013, the Angus Fund met the definition of a VIE; therefore the Company evaluated its ownership in the Angus Fund to determine if it was the primary beneficiary. The Company had concluded it was the primary beneficiary of the Angus Fund as it had the power to direct, and had more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund were consolidated. The portion of the Angus Fund’s earnings owned by third parties was recorded in the consolidated statements of operations as net income attributable to noncontrolling interest. Effective December 1, 2013, the Company concluded that it no longer had the power to direct the activities, nor was it the primary beneficiary, of the Angus Fund and as a result, it was deconsolidated. At June 30, 2014 and December 31, 2013, the Company’s equity investment in Angus is recorded under investments in other ventures, under equity method on the Company’s consolidated balance sheets.

The activity in noncontrolling interest – Angus Fund is detailed in the table below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$—	$3,747	$—	$3,991
Adjustment of ownership interest	—	—	—	139
Net loss attributable to noncontrolling interest	—	(1)	—	(209)
Dividends on common shares	—	(53)	—	(228)
Ending balance	$—	$3,693	$—	$3,693

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
2013
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
Original business written directly by Upsilon RFO and incepting during 2013 has expired, and the associated non-voting Class B share capital contributed by unaffiliated third party investors and the Company has been settled in full. No additional business or non-voting Class B share capital remains outstanding related to original business incepted during 2013.

2014
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
In conjunction with risks incepting during the second quarter of 2014, $43.1 million of Upsilon RFO non-voting preference shares were sold to unaffiliated third-party investors.  Additionally, $13.5 million of the non-voting preference shares were acquired by the Company, representing a 23.9% participation in the risks assumed by Upsilon RFO incepting during the second quarter of 2014.  In addition, another third party investor supplied $5.0 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio.  Inclusive of the insurance contract, the Company has a 15.0% participation in the original risks assumed by Upsilon RFO in conjunction with risks incepting during the second quarter of 2014.
At June 30, 2014, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $487.0 million and $487.0 million, respectively (December 31, 2013 - $474.2 million and $474.2 million, respectively, including $156.3 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2013 for risks incepted during the first quarter of 2014).
Inclusive of all capital raised for risks incepting during the first six months of 2014, the Company has a 30.5% participation in the original risks assumed by Upsilon RFO for the period from January 1, 2014 through June 30, 2014.
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At June 30, 2014, the total assets and total liabilities of Mona Lisa Re were $179.1 million and $179.1 million, respectively (December 31, 2013 - $209.6 million and $209.6 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $2.0 million and $1.9 million, respectively, during the six months ended June 30, 2014 (2013 - $1.2 million and $1.2 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $5.0 million and $3.6 million, respectively, during the six months ended June 30, 2014 (2013 - $0.3 million and $0.3 million, respectively).

NOTE 9. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.29 per common share to shareholders of record on March 14, 2014 and June 13, 2014. During the six months ended June 30, 2014, the Company declared and paid $11.2 million in preference share dividends (2013 - $13.8 million) and $23.6 million in common share dividends (2013 - $24.7 million).
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the six months ended June 30, 2014, the Company repurchased an aggregate of 3.4 million shares in open market transactions, at an aggregate cost of $314.5 million, and at an average share price of $93.53. On May 20, 2014, RenaissanceRe’s Board of Directors approved a renewal of the Company’s authorized share repurchase program for an aggregate amount of $500.0 million. At June 30, 2014, $500.0 million remained available for repurchase under the Board authorized share repurchase program. See “Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds” for additional information.
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; in December 2006, RenaissanceRe raised $300.0 million through the issuance of 12 million Series D Preference Shares at $25 per share; and in May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares at $25 per share. On December 27, 2012, the Company redeemed 6 million Series D Preference Shares for $150.0 million plus accrued and unpaid dividends thereon. Following the redemption, 6 million Series D Preference Shares remained outstanding. In May 2013, RenaissanceRe announced a mandatory redemption of the remaining 6 million of its outstanding Series D Preference Shares, using the proceeds from the issuance of the Series E Preference Shares, and on June 27, 2013 RenaissanceRe redeemed the remaining 6 million Series D Preference Shares called for redemption for $150.0 million million plus accrued and unpaid dividends thereon. Following the redemption, no Series D Preference Shares remain outstanding. In addition, in May 2013, RenaissanceRe announced a mandatory partial redemption of 5 million of its outstanding Series C Preference Shares, using the proceeds from the issuance of the Series E Preference Shares. The partial redemption was allocated by random lottery in accordance with the Depository Trust Company’s rules and procedures and on June 27, 2013 RenaissanceRe redeemed the 5 million Series C Preference Shares called for redemption for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, 5 million Series C Preference Shares remain outstanding.
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

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(thousands of shares)	2014	2013	2014	2013
Numerator:
Net income available to RenaissanceRe common shareholders	$120,752	$26,806	$271,755	$217,280
Amount allocated to participating common shareholders (1)	(1,557)	(376)	(3,577)	(3,174)
Net income allocated to RenaissanceRe common shareholders	$119,195	$26,430	$268,178	$214,106
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	39,736	43,372	40,487	43,453
Per common share equivalents of employee stock options and restricted shares	659	871	662	850
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	40,395	44,243	41,149	44,303
Net income available to RenaissanceRe common shareholders per common share – basic	$3.00	$0.61	$6.62	$4.93
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.95	$0.60	$6.52	$4.83

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended June 30, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$388,083	$51,554	$71,903	$—	$511,540
Net premiums written	$233,698	$46,254	$66,452	$3	$346,407
Net premiums earned	$159,152	$53,588	$47,672	$4	$260,416
Net claims and claim expenses incurred	36,730	20,075	25,111	(528)	81,388
Acquisition expenses	17,806	11,699	10,122	(6,150)	33,477
Operational expenses	22,200	10,514	13,058	69	45,841
Underwriting income (loss)	$82,416	$11,300	$(619)	$6,613	99,710
Net investment income				34,541	34,541
Net foreign exchange gains				2,392	2,392
Equity in earnings of other ventures				7,232	7,232
Other loss				(535)	(535)
Net realized and unrealized gains on investments				27,128	27,128
Corporate expenses				(3,954)	(3,954)
Interest expense				(4,292)	(4,292)
Income before taxes and noncontrolling interests					162,222
Income tax benefit				204	204
Net income attributable to noncontrolling interests				(36,078)	(36,078)
Dividends on preference shares				(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders					$120,752

Net claims and claim expenses incurred – current accident year	$38,473	$25,443	$34,555	$—	$98,471
Net claims and claim expenses incurred – prior accident years	(1,743)	(5,368)	(9,444)	(528)	(17,083)
Net claims and claim expenses incurred – total	$36,730	$20,075	$25,111	$(528)	$81,388

Net claims and claim expense ratio – current accident year	24.2%	47.5%	72.5%	—%	37.8%
Net claims and claim expense ratio – prior accident years	(1.1)%	(10.0)%	(19.8)%	(13,200.0)%	(6.5)%
Net claims and claim expense ratio – calendar year	23.1%	37.5%	52.7%	(13,200.0)%	31.3%
Underwriting expense ratio	25.1%	41.4%	48.6%	(152,025.0)%	30.4%
Combined ratio	48.2%	78.9%	101.3%	(165,225.0)%	61.7%

Six months ended June 30, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$855,794	$205,844	$155,162	$—	$1,216,800
Net premiums written	$493,187	$171,743	$131,821	$3	$796,754
Net premiums earned	$323,736	$123,218	$99,969	$27	$546,950
Net claims and claim expenses incurred	43,185	46,156	51,392	(430)	140,303
Acquisition expenses	24,932	28,246	20,689	(6,690)	67,177
Operational expenses	42,619	20,620	25,091	135	88,465
Underwriting income	$213,000	$28,196	$2,797	$7,012	251,005
Net investment income				73,489	73,489
Net foreign exchange gains				1,331	1,331
Equity in earnings of other ventures				11,431	11,431
Other loss				(473)	(473)
Net realized and unrealized gains on investments				42,055	42,055
Corporate expenses				(8,499)	(8,499)
Interest expense				(8,585)	(8,585)
Income before taxes and noncontrolling interests					361,754
Income tax benefit				38	38
Net income attributable to noncontrolling interests				(78,846)	(78,846)
Dividends on preference shares				(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders					$271,755

Net claims and claim expenses incurred – current accident year	$51,002	$67,365	$55,712	$—	$174,079
Net claims and claim expenses incurred – prior accident years	(7,817)	(21,209)	(4,320)	(430)	(33,776)
Net claims and claim expenses incurred – total	$43,185	$46,156	$51,392	$(430)	$140,303

Net claims and claim expense ratio – current accident year	15.8%	54.7%	55.7%	—%	31.8%
Net claims and claim expense ratio – prior accident years	(2.5)%	(17.2)%	(4.3)%	(1,592.6)%	(6.1)%
Net claims and claim expense ratio – calendar year	13.3%	37.5%	51.4%	(1,592.6)%	25.7%
Underwriting expense ratio	20.9%	39.6%	45.8%	(24,277.8)%	28.4%
Combined ratio	34.2%	77.1%	97.2%	(25,870.4)%	54.1%

Three months ended June 30, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$576,903	$58,539	$68,769	$(988)	$703,223
Net premiums written	$436,852	$57,348	$64,643	$266	$559,109
Net premiums earned	$200,483	$49,206	$41,933	$267	$291,889
Net claims and claim expenses incurred	52,915	25,511	25,536	—	103,962
Acquisition expenses	14,197	9,009	8,484	77	31,767
Operational expenses	23,599	7,595	11,456	139	42,789
Underwriting income (loss)	$109,772	$7,091	$(3,543)	$51	113,371
Net investment income				26,163	26,163
Net foreign exchange losses				(932)	(932)
Equity in earnings of other ventures				3,772	3,772
Other loss				(1,128)	(1,128)
Net realized and unrealized losses on investments				(69,529)	(69,529)
Corporate expenses				(21,529)	(21,529)
Interest expense				(4,300)	(4,300)
Income from continuing operations before taxes					45,888
Income tax expense				(11)	(11)
Income from discontinued operations				2,427	2,427
Net income attributable to noncontrolling interests				(14,015)	(14,015)
Dividends on preference shares				(7,483)	(7,483)
Net income attributable to RenaissanceRe common shareholders					$26,806

Net claims and claim expenses incurred – current accident year	$71,369	$30,903	$28,517	$—	$130,789
Net claims and claim expenses incurred – prior accident years	(18,454)	(5,392)	(2,981)	—	(26,827)
Net claims and claim expenses incurred – total	$52,915	$25,511	$25,536	$—	$103,962

Net claims and claim expense ratio – current accident year	35.6%	62.8%	68.0%	—%	44.8%
Net claims and claim expense ratio – prior accident years	(9.2)%	(11.0)%	(7.1)%	—%	(9.2)%
Net claims and claim expense ratio – calendar year	26.4%	51.8%	60.9%	—%	35.6%
Underwriting expense ratio	18.8%	33.8%	47.5%	80.9%	25.6%
Combined ratio	45.2%	85.6%	108.4%	80.9%	61.2%

(1) Included in gross premiums written in the Other category is the elimination of inter-segment gross premiums written of $1.0 million.

Six months ended June 30, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$1,055,699	$140,869	$143,061	$(988)	$1,338,641
Net premiums written	$742,205	$132,867	$120,567	$283	$995,922
Net premiums earned	$387,134	$96,015	$79,712	$283	$563,144
Net claims and claim expenses incurred	55,623	36,203	40,064	(677)	131,213
Acquisition expenses	23,817	17,448	15,400	111	56,776
Operational expenses	49,714	15,155	23,634	272	88,775
Underwriting income	$257,980	$27,209	$614	$577	286,380
Net investment income				69,365	69,365
Net foreign exchange losses				(318)	(318)
Equity in earnings of other ventures				9,607	9,607
Other loss				(2,837)	(2,837)
Net realized and unrealized losses on investments				(55,260)	(55,260)
Corporate expenses				(26,011)	(26,011)
Interest expense				(9,334)	(9,334)
Income from continuing operations before taxes					271,592
Income tax expense				(133)	(133)
Income from discontinued operations				12,201	12,201
Net income attributable to noncontrolling interests				(52,622)	(52,622)
Dividends on preference shares				(13,758)	(13,758)
Net income attributable to RenaissanceRe common shareholders					$217,280

Net claims and claim expenses incurred – current accident year	$92,545	$56,756	$46,388	$—	$195,689
Net claims and claim expenses incurred – prior accident years	(36,922)	(20,553)	(6,324)	(677)	(64,476)
Net claims and claim expenses incurred – total	$55,623	$36,203	$40,064	$(677)	$131,213

Net claims and claim expense ratio – current accident year	23.9%	59.1%	58.2%	—%	34.7%
Net claims and claim expense ratio – prior accident years	(9.5)%	(21.4)%	(7.9)%	(239.2)%	(11.4)%
Net claims and claim expense ratio – calendar year	14.4%	37.7%	50.3%	(239.2)%	23.3%
Underwriting expense ratio	19.0%	34.0%	48.9%	135.3%	25.9%
Combined ratio	33.4%	71.7%	99.2%	(103.9)%	49.2%

(1) Included in gross premiums written in the Other category is the elimination of inter-segment gross premiums written of $1.0 million.
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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$190	189	$1	Other assets	$—	$1
Foreign currency forward contracts (1)	10,764	3,747	7,017	Other assets	—	7,017
Foreign currency forward contracts (2)	249	238	11	Other assets	—	11
Credit default swaps	730	33	697	Other assets	570	127
Call rights	2,220	—	2,220	Other assets	—	2,220
Total	$14,153	$4,207	$9,946		$570	$9,376

	Derivative Liabilities
At June 30, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$530	189	$341	Other liabilities	$331	$10
Foreign currency forward contracts (1)	1,042	—	1,042	Other liabilities	—	1,042
Foreign currency forward contracts (2)	1,151	238	913	Other liabilities	—	913
Credit default swaps	43	33	10	Other liabilities	—	10
Weather contract	1,149	—	1,149	Other liabilities	—	1,149
Total	$3,915	$460	$3,455		$331	$3,124

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$897	62	$835	Other assets	$—	$835
Foreign currency forward contracts (1)	9,612	1,179	8,433	Other assets	—	8,433
Foreign currency forward contracts (2)	1,013	338	675	Other assets	—	675
Credit default swaps	806	82	724	Other assets	310	414
Total	$12,328	$1,661	$10,667		$310	$10,357

	Derivative Liabilities
At December 31, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$74	62	$12	Other liabilities	$12	$—
Foreign currency forward contracts (1)	2,204	28	2,176	Other liabilities	—	2,176
Foreign currency forward contracts (2)	1,557	338	1,219	Other liabilities	—	1,219
Credit default swaps	94	82	12	Other liabilities	—	12
Weather contract	2,490	—	2,490	Other liabilities	—	2,490
Total	$6,419	$510	$5,909		$12	$5,897

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2014	2013
Interest rate futures	Net realized and unrealized gains (losses) on investments	$(7,362)	$20,203
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(1,990)	(13,264)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	58	(332)
Credit default swaps	Net realized and unrealized gains (losses) on investments	299	292
Weather contract	Net realized and unrealized gains (losses) on investments	179	—
Call rights	Other loss	2,220	—
Total		$(6,596)	$6,899

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2014	2013
Interest rate futures	Net realized and unrealized gains (losses) on investments	$(19,636)	$20,205
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	2,109	(10,876)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(1,341)	1,346
Credit default swaps	Net realized and unrealized gains (losses) on investments	458	726
Weather contract	Net realized and unrealized gains (losses) on investments	1,395	—
Call rights	Other loss	2,220	—
Total		$(14,795)	$11,401

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2014.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At June 30, 2014, the Company had $523.5 million of notional long positions and $667.4 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2013 - $1,169.3 million and $356.6 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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

Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2014, the Company had outstanding underwriting related foreign currency contracts of $163.6 million in notional long positions and $235.5 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $263.6 million and $139.8 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. Foreign exchange (losses) gains associated with the Company’s hedging of these non-U.S. dollar investments are recorded in net foreign exchange (losses) gains in its consolidated statements of operations. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2014, the Company had outstanding investment portfolio related foreign currency contracts of $41.6 million in notional long positions and $153.1 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $39.6 million and $159.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2014, the Company had outstanding credit derivatives of $5.0 million in notional long positions and $25.1 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $7.1 million and $18.4 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. At June 30, 2014, the Company had an outstanding weather contract with an insurance company of $6.7 million in a notional short position (December 31, 2013 - $6.4 million).
Call Rights
The Company has an agreement with a counterparty that gives the counterparty the right to purchase shares the Company has in certain of its equity method investees at a price above the Company’s current carrying value for those investments. The agreement is considered a derivative for accounting purposes and the Company’s estimated fair value of the agreement is $2.2 million at June 30, 2014. The fair value is based on an internal valuation model which incorporates the estimated intrinsic value of the agreement, the time value of money, and the likelihood of the agreement being exercised and ultimately settled.
NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013, other than those discussed below.
Syndicated Letter of Credit Facility
Effective as of March 31, 2014, RenaissanceRe reduced the commitments under its syndicated letter of credit facility from $250.0 million to $180.0 million, and effective June 30, 2014, RenaissanceRe further reduced the commitments under its syndicated letter of credit facility from $180.0 million to $100.0 million. The reductions were implemented in connection with a reassessment of the future collateral needs of RenaissanceRe, taking into account, among other things, its access to alternative sources of credit enhancement. Prior to the expiration date of May 17, 2015 and after giving effect to the reduction noted above, the commitments may, subject to the satisfaction of certain conditions, be increased from time to time up to an aggregate amount not to exceed $450.0 million.
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
NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at June 30, 2014 and December 31, 2013, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2014, and condensed consolidating statements of cash flow for the six months ended June 30, 2014 and 2013, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$168,982	$98,580	$6,439,340	$—	$6,706,902
Cash and cash equivalents	3,194	3,211	288,052	—	294,457
Investments in subsidiaries	3,473,208	72,077	—	(3,545,285)	—
Due from subsidiaries and affiliates	141,812	24	—	(141,836)	—
Premiums receivable	—	—	837,116	—	837,116
Prepaid reinsurance premiums	—	—	267,963	—	267,963
Reinsurance recoverable	—	—	85,115	—	85,115
Accrued investment income	179	124	27,716	—	28,019
Deferred acquisition costs	—	—	140,765	—	140,765
Receivable for investments sold	8	4	58,193	—	58,205
Other assets	113,130	1,362	84,049	(101,458)	97,083
Total assets	$3,900,513	$175,382	$8,228,309	$(3,788,579)	$8,515,625
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,552,618	$—	$1,552,618
Unearned premiums	—	—	929,523	—	929,523
Debt	—	249,476	—	—	249,476
Amounts due to subsidiaries and affiliates	53,698	2,420	—	(56,118)	—
Reinsurance balances payable	—	—	558,185	—	558,185
Payable for investments purchased	—	73	201,267	—	201,340
Other liabilities	10,874	7,495	147,739	(1,458)	164,650
Total liabilities	64,572	259,464	3,389,332	(57,576)	3,655,792
Redeemable noncontrolling interest – DaVinciRe	—	—	1,023,892	—	1,023,892
Shareholders’ Equity
Total shareholders’ equity	3,835,941	(84,082)	3,815,085	(3,731,003)	3,835,941
Total liabilities, noncontrolling interests and shareholders’ equity	$3,900,513	$175,382	$8,228,309	$(3,788,579)	$8,515,625

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$210,719	$98,784	$6,512,209	$—	$6,821,712
Cash and cash equivalents	8,796	4,027	395,209	—	408,032
Investments in subsidiaries	3,294,729	74,718	—	(3,369,447)	—
Due from subsidiaries and affiliates	296,752	—	—	(296,752)	—
Premiums receivable	—	—	474,087	—	474,087
Prepaid reinsurance premiums	—	—	66,132	—	66,132
Reinsurance recoverable	—	—	101,025	—	101,025
Accrued investment income	—	110	33,955	—	34,065
Deferred acquisition costs	—	—	81,684	—	81,684
Receivable for investments sold	14	—	75,831	—	75,845
Other assets	112,234	1,481	102,834	(100,000)	116,549
Total assets	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,563,730	$—	$1,563,730
Unearned premiums	—	—	477,888	—	477,888
Debt	—	249,430	—	—	249,430
Amounts due to subsidiaries and affiliates	—	3,173	—	(3,173)	—
Reinsurance balances payable	—	—	293,022	—	293,022
Payable for investments purchased	—	—	193,221	—	193,221
Other liabilities	18,860	6,953	371,783	—	397,596
Total liabilities	18,860	259,556	2,899,644	(3,173)	3,174,887
Redeemable noncontrolling interest	—	—	1,099,860	—	1,099,860
Shareholders’ Equity
Total shareholders’ equity	3,904,384	(80,436)	3,843,462	(3,763,026)	3,904,384
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$260,416	$—	$260,416
Net investment income	736	445	34,293	(933)	34,541
Net foreign exchange gains	6	—	2,386	—	2,392
Equity in earnings of other ventures	—	—	7,232	—	7,232
Other loss	—	—	(535)	—	(535)
Net realized and unrealized gains on investments	190	4,340	22,598	—	27,128
Total revenues	932	4,785	326,390	(933)	331,174
Expenses
Net claims and claim expenses incurred	—	—	81,388	—	81,388
Acquisition expenses	—	—	33,477	—	33,477
Operational expenses	(1,236)	1,684	45,483	(90)	45,841
Corporate expenses	3,468	59	427	—	3,954
Interest expense	—	3,616	676	—	4,292
Total expenses	2,232	5,359	161,451	(90)	168,952
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(1,300)	(574)	164,939	(843)	162,222
Equity in net income (loss) of subsidiaries	127,648	(38)	—	(127,610)	—
Income (loss) before taxes	126,348	(612)	164,939	(128,453)	162,222
Income tax (expense) benefit	—	(38)	242	—	204
Net income (loss)	126,348	(650)	165,181	(128,453)	162,426
Net income attributable to noncontrolling interests	—	—	(36,078)	—	(36,078)
Net income (loss) attributable to RenaissanceRe	126,348	(650)	129,103	(128,453)	126,348
Dividends on preference shares	(5,596)	—	—	—	(5,596)
Net income (loss) attributable to RenaissanceRe common shareholders	$120,752	$(650)	$129,103	$(128,453)	$120,752

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$126,348	$(650)	$165,181	$(128,453)	$162,426
Change in net unrealized gains on investments	—	—	(45)	—	(45)
Comprehensive income (loss)	126,348	(650)	165,136	(128,453)	162,381
Net income attributable to noncontrolling interests	—	—	(36,078)	—	(36,078)
Comprehensive income attributable to noncontrolling interests	—	—	(36,078)	—	(36,078)
Comprehensive income (loss) attributable to RenaissanceRe	$126,348	$(650)	$129,058	$(128,453)	$126,303

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$546,950	$—	$546,950
Net investment income	1,361	919	73,079	(1,870)	73,489
Net foreign exchange gains	7	—	1,324	—	1,331
Equity in earnings of other ventures	—	—	11,431	—	11,431
Other loss	—	(8)	(465)	—	(473)
Net realized and unrealized (losses) gains on investments	84	4,717	37,254	—	42,055
Total revenues	1,452	5,628	669,573	(1,870)	674,783
Expenses
Net claims and claim expenses incurred	—	—	140,303	—	140,303
Acquisition expenses	—	—	67,177	—	67,177
Operational expenses	(2,116)	3,578	87,171	(168)	88,465
Corporate expenses	7,470	118	911	—	8,499
Interest expense	—	7,233	1,352	—	8,585
Total expenses	5,354	10,929	296,914	(168)	313,029
(Loss) income before equity in net income of subsidiaries and taxes	(3,902)	(5,301)	372,659	(1,702)	361,754
Equity in net income of subsidiaries	286,848	815	—	(287,663)	—
Income (loss) before taxes	282,946	(4,486)	372,659	(289,365)	361,754
Income tax benefit (expense)	—	646	(608)	—	38
Net income (loss)	282,946	(3,840)	372,051	(289,365)	361,792
Net income attributable to noncontrolling interests	—	—	(78,846)	—	(78,846)
Net income (loss) attributable to RenaissanceRe	282,946	(3,840)	293,205	(289,365)	282,946
Dividends on preference shares	(11,191)	—	—	—	(11,191)
Net income (loss) attributable to RenaissanceRe common shareholders	$271,755	$(3,840)	$293,205	$(289,365)	$271,755

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$282,946	$(3,840)	$372,051	$(289,365)	$361,792
Change in net unrealized gains on investments	—	—	(213)	—	(213)
Comprehensive income (loss)	282,946	(3,840)	371,838	(289,365)	361,579
Net income attributable to noncontrolling interests	—	—	(78,846)	—	(78,846)
Comprehensive income attributable to noncontrolling interests	—	—	(78,846)	—	(78,846)
Comprehensive income (loss) attributable to RenaissanceRe	$282,946	$(3,840)	$292,992	$(289,365)	$282,733

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$291,889	$—	$291,889
Net investment income	668	37	26,403	(945)	26,163
Net foreign exchange losses	—	(2)	(930)	—	(932)
Equity in earnings of other ventures	—	—	3,772	—	3,772
Other loss	—	—	(1,128)	—	(1,128)
Net realized and unrealized losses on investments	(158)	(145)	(69,226)	—	(69,529)
Total revenues	510	(110)	250,780	(945)	250,235
Expenses
Net claims and claim expenses incurred	—	—	103,962	—	103,962
Acquisition expenses	—	—	31,767	—	31,767
Operational expenses	(1,241)	1,568	42,314	148	42,789
Corporate expenses	21,007	59	463	—	21,529
Interest expense	—	3,616	684	—	4,300
Total expenses	19,766	5,243	179,190	148	204,347
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(19,256)	(5,353)	71,590	(1,093)	45,888
Equity in net income (loss) of subsidiaries	53,545	(4,197)	—	(49,348)	—
Income (loss) from continuing operations before taxes	34,289	(9,550)	71,590	(50,441)	45,888
Income tax (expense) benefit	—	(313)	302	—	(11)
Income (loss) from continuing operations	34,289	(9,863)	71,892	(50,441)	45,877
Income from discontinued operations	—	2,427	—	—	2,427
Net income (loss)	34,289	(7,436)	71,892	(50,441)	48,304
Net income attributable to noncontrolling interests	—	—	(14,015)	—	(14,015)
Net income (loss) attributable to RenaissanceRe	34,289	(7,436)	57,877	(50,441)	34,289
Dividends on preference shares	(7,483)	—	—	—	(7,483)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$26,806	$(7,436)	$57,877	$(50,441)	$26,806

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$34,289	$(7,436)	$71,892	$(50,441)	$48,304
Change in net unrealized gains on investments	—	—	(1,141)	—	(1,141)
Comprehensive income (loss)	34,289	(7,436)	70,751	(50,441)	47,163
Net income attributable to noncontrolling interests	—	—	(14,015)	—	(14,015)
Comprehensive income attributable to noncontrolling interests	—	—	(14,015)	—	(14,015)
Comprehensive income (loss) attributable to RenaissanceRe	$34,289	$(7,436)	$56,736	$(50,441)	$33,148

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$563,144	$—	$563,144
Net investment income	2,218	236	68,808	(1,897)	69,365
Net foreign exchange losses	(50)	(2)	(266)	—	(318)
Equity in earnings of other ventures	—	—	9,607	—	9,607
Other income (loss)	106	—	(2,943)	—	(2,837)
Net realized and unrealized losses on investments	(1,444)	(114)	(53,702)	—	(55,260)
Total revenues	830	120	584,648	(1,897)	583,701
Expenses
Net claims and claim expenses incurred	—	—	131,213	—	131,213
Acquisition expenses	—	—	56,776	—	56,776
Operational expenses	(2,463)	4,017	87,221	—	88,775
Corporate expenses	24,909	118	984	—	26,011
Interest expense	734	7,233	1,367	—	9,334
Total expenses	23,180	11,368	277,561	—	312,109
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(22,350)	(11,248)	307,087	(1,897)	271,592
Equity in net income of subsidiaries	253,388	(3,838)	—	(249,550)	—
Income (loss) from continuing operations before taxes	231,038	(15,086)	307,087	(251,447)	271,592
Income tax expense	—	(5)	(128)	—	(133)
Income (loss) from continuing operations	231,038	(15,091)	306,959	(251,447)	271,459
Income from discontinued operations	—	12,201	—	—	12,201
Net income (loss)	231,038	(2,890)	306,960	(251,448)	283,660
Net income attributable to noncontrolling interests	—	—	(52,622)	—	(52,622)
Net income (loss) attributable to RenaissanceRe	231,038	(2,890)	254,338	(251,448)	231,038
Dividends on preference shares	(13,758)	—	—	—	(13,758)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$217,280	$(2,890)	$254,338	$(251,448)	$217,280

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$231,038	$(2,890)	$306,960	$(251,448)	$283,660
Change in net unrealized gains on investments	—	—	(8,713)	—	(8,713)
Comprehensive income (loss)	231,038	(2,890)	298,247	(251,448)	274,947
Net income attributable to noncontrolling interests	—	—	(52,622)	—	(52,622)
Comprehensive income attributable to noncontrolling interests	—	—	(52,622)	—	(52,622)
Comprehensive income (loss) attributable to RenaissanceRe	$231,038	$(2,890)	$245,625	$(251,448)	$222,325

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(14,828)	$(8,410)	$196,624	$173,386
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,912	5,353	4,009,909	4,020,174
Purchases of fixed maturity investments trading	(79,714)	—	(3,890,603)	(3,970,317)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	5,114	5,114
Net sales of equity investments trading	—	(370)	(10,776)	(11,146)
Net sales (purchases) of short term investments	116,511	(68)	(26,894)	89,549
Net sales of other investments	—	—	68,684	68,684
Net sales of investments in other ventures	—	—	1,030	1,030
Net purchases of other assets	—	—	6,000	6,000
Dividends and return of capital from subsidiaries	359,891	5,406	(365,297)	—
Contributions to subsidiaries	(47,220)	(1,950)	49,170	—
Due to (from) subsidiary	4,123	(777)	(3,346)	—
Net cash provided by (used in) investing activities	358,503	7,594	(157,009)	209,088
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(23,550)	—	—	(23,550)
Dividends paid – preference shares	(11,191)	—	—	(11,191)
RenaissanceRe common share repurchases	(314,536)	—	—	(314,536)
Net third party redeemable noncontrolling interest share transactions	—	—	(144,096)	(144,096)
Net cash used in financing activities	(349,277)	—	(144,096)	(493,373)
Effect of exchange rate changes on foreign currency cash	—	—	(2,676)	(2,676)
Net decrease in cash and cash equivalents	(5,602)	(816)	(107,157)	(113,575)
Cash and cash equivalents, beginning of period	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of period	$3,194	$3,211	$288,052	$294,457

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(42,805)	$(20,926)	$241,150	$177,419
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	409,514	64,535	3,974,400	4,448,449
Purchases of fixed maturity investments trading	(20,604)	(43,799)	(4,160,785)	(4,225,188)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	41,338	41,338
Net purchases of equity investments trading	—	—	(35,958)	(35,958)
Net sales (purchases) of short term investments	98,000	10,396	(218,958)	(110,562)
Net sales of other investments	—	—	42,935	42,935
Net purchases of investments in other ventures	—	—	(2,500)	(2,500)
Net sales of other assets	—	—	598	598
Dividends and return of capital from subsidiaries	128,922	4,806	(133,728)	—
Contributions to subsidiaries	(296,179)	(12,625)	308,804	—
Due to (from) subsidiaries	(11,753)	339	11,414	—
Net cash provided by (used in) investing activities	307,900	23,652	(172,440)	159,112
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(24,658)	—	—	(24,658)
Dividends paid – preference shares	(13,758)	—	—	(13,758)
RenaissanceRe common share repurchases	(121,996)	—	—	(121,996)
Net repayment of debt	(100,000)	—	(1,410)	(101,410)
Redemption 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Redemption 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	265,655	—	—	265,655
Net third party redeemable noncontrolling interest share transactions	—	—	(105,633)	(105,633)
Net cash used in financing activities	(269,757)	—	(107,043)	(376,800)
Effect of exchange rate changes on foreign currency cash	—	—	505	505
Net (decrease) increase in cash and cash equivalents	(4,662)	2,726	(37,828)	(39,764)
Net increase in cash and cash equivalents of discontinued operations	—	—	(29,475)	(29,475)
Cash and cash equivalents, beginning of period	6,298	1,528	296,319	304,145
Cash and cash equivalents, end of period	$1,636	$4,254	$229,016	$234,906
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 15. SUBSEQUENT EVENTS
Effective July 1, 2014, the Company sold a portion of its shares of DaVinciRe to an existing third party shareholder. The Company sold these shares for $38.9 million. The Company's ownership in DaVinciRe was 26.5% at June 30, 2014 and subsequent to the above transaction, its ownership interest in DaVinciRe decreased to 23.4% effective July 1, 2014.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2014 and 2013, respectively. The following also includes a discussion of our liquidity and capital resources at June 30, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2013. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Lloyd’s Segment
Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. The syndicate enhances our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe CCL, an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. RenaissanceRe Syndicate Management Limited (“RSML”), a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458. We anticipate that Syndicate 1458’s absolute and relative contributions to our consolidated results of operations will have a meaningful impact over time, although we cannot assure you we will succeed in executing our growth strategy in respect of Syndicate 1458, or that its results will be favorable, particularly in light of current and forecasted market conditions.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2014 compared to the second quarter of 2013.

Three months ended June 30,	2014	2013	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$511,540	$703,223	$(191,683)
Net premiums written	$346,407	$559,109	$(212,702)
Net premiums earned	260,416	291,889	(31,473)
Net claims and claim expenses incurred	81,388	103,962	(22,574)
Acquisition expenses	33,477	31,767	1,710
Operational expenses	45,841	42,789	3,052
Underwriting income	$99,710	$113,371	$(13,661)

Net investment income	$34,541	$26,163	$8,378
Net realized and unrealized gains (losses) on investments	27,128	(69,529)	96,657
Change in net unrealized gains on fixed maturity investments available for sale	(96)	(1,239)	1,143
Total investment result	$61,573	$(44,605)	$106,178

Income from continuing operations	$162,426	$45,877	$116,549
Income from discontinued operations	$—	$2,427	$(2,427)
Net income	$162,426	$48,304	$114,122
Net income available to RenaissanceRe common shareholders	$120,752	$26,806	$93,946

Income from continuing operations available to RenaissanceRe common shareholders per common share - diluted	$2.95	$0.55	$2.40
Income from discontinued operations available to RenaissanceRe common shareholders per common share - diluted	—	0.05	(0.05)
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.95	$0.60	$2.35
Dividends per common share	$0.29	$0.28	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	37.8%	44.8%	(7.0)%
Net claims and claim expense ratio – prior accident years	(6.5)%	(9.2)%	2.7%
Net claims and claim expense ratio – calendar year	31.3%	35.6%	(4.3)%
Underwriting expense ratio	30.4%	25.6%	4.8%
Combined ratio	61.7%	61.2%	0.5%

Return on average common equity - annualized	14.2%	3.4%	10.8%

Book value	June 30, 2014	March 31, 2014	Change
Book value per common share	$84.79	$82.30	$2.49
Accumulated dividends per common share	13.70	13.41	0.29
Book value per common share plus accumulated dividends	$98.49	$95.71	$2.78
Change in book value per common share plus change in accumulated dividends	3.4%

Balance sheet highlights	June 30, 2014	March 31, 2014	Change
Total assets	$8,515,625	$8,163,705	$351,920
Total shareholders’ equity attributable to RenaissanceRe	$3,835,941	$3,762,278	$73,663

Net income available to RenaissanceRe common shareholders was $120.8 million in the second quarter of 2014, compared to $26.8 million in the second quarter of 2013, an increase of $93.9 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2014, we generated an annualized return on average common equity of 14.2% and our book value per common share increased from $82.30 at March 31, 2014 to $84.79 at June 30, 2014, a 3.4% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the second quarter of 2014, on a comparative basis to the second quarter of 2013, include:

•
Improved Investment Results - total investment result of $61.6 million in the second quarter of 2014, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to negative $44.6 million in the second quarter of 2013, was primarily driven by improved returns in our fixed maturity investment portfolio as a result of the flattening of the yield curve and higher average invested assets during the second quarter of 2014, compared to the significant yield curve steepening that occurred in the second quarter of 2013; partially offset by

•
Lower Underwriting Results - underwriting income of $99.7 million and a combined ratio of 61.7% in the second quarter of 2014, compared to $113.4 million and 61.2% in the second quarter of 2013, respectively. These results were primarily driven by a $31.5 million decrease in net premiums earned as a result of reduced gross premiums written principally in our Catastrophe Reinsurance segment, as a result of reduced risk-adjusted pricing for property catastrophe reinsurance as discussed further below, partially offset by a $22.6 million decrease in net claims and claim expenses, principally within our Catastrophe Reinsurance segment and driven by the absence of the 2013 European Floods and May 2013 U.S. Tornadoes which occurred in the second quarter of 2013, and did not reoccur in the second quarter of 2014; and

•
Higher Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $36.1 million in the second quarter of 2014 increased from $14.0 million in the second quarter of 2013, principally due to an increase in the profitability of DaVinciRe, as well as a decrease in our ownership in DaVinciRe to 26.5% at June 30, 2014, compared to 32.9% at June 30, 2013.

Net Negative Impact of the 2013 European Floods and May 2013 U.S. Tornadoes on Prior Period Results
Net negative impact of the 2013 European Floods and May 2013 U.S. Tornadoes includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, profit commissions and redeemable noncontrolling interests. Our estimates are based on a review of our potential exposures, discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and relatively recent occurrence of these events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.
See the financial data below for additional information detailing the net negative impact of the 2013 European Floods and May 2013 U.S. Tornadoes on our consolidated financial statements for the three months ended June 30, 2013.

Three months ended June 30, 2013	2013 European Floods	May 2013 U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,378)	$(26,271)	$(56,649)
Reinstatement premiums earned	6,666	3,157	9,823
Profit commissions	85	374	459
Net negative impact on underwriting result	$(23,627)	$(22,740)	(46,367)
Redeemable noncontrolling interest	3,621	3,968	7,589
Net negative impact	$(20,006)	$(18,772)	$(38,778)
Percentage point impact on consolidated combined ratio	9.2	8.3	17.8

Net negative impact on Reinsurance segment underwriting result	$(19,647)	$(21,723)	$(41,370)
Net negative impact on Lloyd's segment underwriting result	(3,980)	(1,017)	(4,997)
Net negative impact on underwriting result	$(23,627)	$(22,740)	$(46,367)

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Three months ended June 30,	2014	2013	Change
(in thousands, except percentages)
Catastrophe Reinsurance gross premiums written
Renaissance	$240,137	$368,077	$(127,940)
DaVinci	147,946	208,826	(60,880)
Total Catastrophe Reinsurance gross premiums written	$388,083	$576,903	$(188,820)
Net premiums written	$233,698	$436,852	$(203,154)
Net premiums earned	$159,152	$200,483	$(41,331)
Net claims and claim expenses incurred	36,730	52,915	(16,185)
Acquisition expenses	17,806	14,197	3,609
Operational expenses	22,200	23,599	(1,399)
Underwriting income	$82,416	$109,772	$(27,356)

Net claims and claim expenses incurred – current accident year	$38,473	$71,369	$(32,896)
Net claims and claim expenses incurred – prior accident years	(1,743)	(18,454)	16,711
Net claims and claim expenses incurred – total	$36,730	$52,915	$(16,185)

Net claims and claim expense ratio – current accident year	24.2%	35.6%	(11.4)%
Net claims and claim expense ratio – prior accident years	(1.1)%	(9.2)%	8.1%
Net claims and claim expense ratio – calendar year	23.1%	26.4%	(3.3)%
Underwriting expense ratio	25.1%	18.8%	6.3%
Combined ratio	48.2%	45.2%	3.0%

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2014, our Catastrophe Reinsurance segment gross premiums written decreased by $188.8 million, or 32.7%, to $388.1 million, compared to $576.9 million in the second quarter of 2013, due to reduced risk-adjusted pricing for the second quarter renewals, our underwriting discipline given prevailing terms and conditions, and the absence of $9.8 million in reinstatement premiums written in the second quarter of 2013, which did not reoccur in the second quarter of 2014. In addition, gross premiums written in our Catastrophe Reinsurance segment in the second quarter of 2014 were impacted by a decrease of $28.2 million in gross premiums written related to one quota share deal and a $27.0 million multi-year transaction that was booked in the second quarter of 2013.
Our Catastrophe Reinsurance segment gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe, Asia and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our Catastrophe Reinsurance segment gross premiums written in force at June 30, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in the comparative period.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity reflects, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment increased $14.3 million to $154.4 million in the second quarter of 2014, compared to $140.1 million in the second quarter of 2013, primarily reflecting additional purchases of retrocessional reinsurance, including coverage specific to U.S. windstorms in the State of Florida, given the softening retrocessional marketplace in the second quarter of 2014, compared to the second quarter of 2013.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $82.4 million in the second quarter of 2014, compared to $109.8 million in the second quarter of 2013, a decrease of $27.4 million. In the second quarter of 2014, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 23.1%, an underwriting expense ratio of 25.1% and a combined ratio of 48.2%, compared to 26.4%, 18.8% and 45.2%, respectively, in the second quarter of 2013.
The $27.4 million decrease in underwriting income in our Catastrophe Reinsurance segment in the second quarter of 2014, compared to the second quarter of 2013, was primarily driven by a $41.3 million decrease in net premiums earned as a result of the decrease in gross premiums written, combined with the increase in ceded premiums written, each as discussed above, and partially offset by a $16.2 million decrease in net claims and claim expenses. The $16.2 million decrease in net claims and claim expenses is comprised of a a $32.9 million decrease in current accident year net claims and claim expenses driven by the absence of the 2013 European Floods and May 2013 U.S. Tornadoes which occurred in the second quarter of 2013, and did not reoccur in the second quarter of 2014, partially offset by a $16.7 million decrease in favorable development on prior accident year net claims and claim expenses. Included in our Catastrophe Reinsurance segment‘s current accident year net claims and claim expenses in the second quarter of 2014 of $38.5 million are a number of relatively small U.S. wind and thunderstorm events.
During the second quarter of 2014, we experienced $1.7 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $18.5 million in the second quarter of 2013.
The favorable development of $18.5 million in the second quarter of 2013 was primarily due to $4.7 million and $4.1 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes (Gustav and Ike) and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $9.6 million of net favorable development related to a number of other catastrophes, principally the result of reported claims coming in less than expected, resulting in formulaic decreases to the ultimate claims for these events.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $14.9 million and $17.6 million in the second quarter of 2014 and 2013, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 9.4% and 8.8%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $26.7 million and $29.8 million in the second quarter of 2014 and 2013, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Three months ended June 30,	2014	2013	Change
(in thousands, except percentages)
Specialty Reinsurance gross premiums written
Renaissance	$50,001	$56,567	$(6,566)
DaVinci	1,553	1,972	(419)
Total Specialty Reinsurance gross premiums written	$51,554	$58,539	$(6,985)
Net premiums written	$46,254	$57,348	$(11,094)
Net premiums earned	$53,588	$49,206	$4,382
Net claims and claim expenses incurred	20,075	25,511	(5,436)
Acquisition expenses	11,699	9,009	2,690
Operational expenses	10,514	7,595	2,919
Underwriting income	$11,300	$7,091	$4,209

Net claims and claim expenses incurred – current accident year	$25,443	$30,903	$(5,460)
Net claims and claim expenses incurred – prior accident years	(5,368)	(5,392)	24
Net claims and claim expenses incurred – total	$20,075	$25,511	$(5,436)

Net claims and claim expense ratio – current accident year	47.5%	62.8%	(15.3)%
Net claims and claim expense ratio – prior accident years	(10.0)%	(11.0)%	1.0%
Net claims and claim expense ratio – calendar year	37.5%	51.8%	(14.3)%
Underwriting expense ratio	41.4%	33.8%	7.6%
Combined ratio	78.9%	85.6%	(6.7)%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2014, our Specialty Reinsurance segment gross premiums written decreased $7.0 million, or 11.9%, to $51.6 million, compared to $58.5 million in the second quarter of 2013, driven by decreases in our casualty and energy related lines of business. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at June 30, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $11.3 million in the second quarter of 2014, compared to $7.1 million in the second quarter of 2013. In the second quarter of 2014, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 37.5%, an underwriting expense ratio of 41.4% and a combined ratio of 78.9%, compared to 51.8%, 33.8% and 85.6%, respectively, in the second quarter of 2013.

The $4.2 million increase in underwriting income was driven by a $5.4 million decrease in net claims and claims expenses as a result of lower current accident year net claims and claim expenses and a $4.4 million increase in net premiums earned, partially offset by a $5.6 million increase in underwriting expenses. The $5.5 million decrease in current accident year net claims and claim expenses to $25.4 million is principally driven by lower expected losses. The $5.6 million increase in underwriting expenses is primarily due to the relative increase in the percentage of quota share reinsurance, compared to excess of loss reinsurance, as a percentage of total gross premiums written within the Specialty Reinsurance segment, as quota share reinsurance typically carries a higher acquisition expense ratio, compared to excess of loss reinsurance.
The favorable development of $5.4 million and $5.4 million in the second quarter of 2014 and 2013, respectively, was primarily driven by reported claims coming in lower than expected on prior accident years events.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Three months ended June 30,	2014	2013	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$45,238	$53,207	$(7,969)
Catastrophe	26,665	15,562	11,103
Total Lloyd’s gross premiums written	$71,903	$68,769	$3,134
Net premiums written	$66,452	$64,643	$1,809
Net premiums earned	$47,672	$41,933	$5,739
Net claims and claim expenses incurred	25,111	25,536	(425)
Acquisition expenses	10,122	8,484	1,638
Operational expenses	13,058	11,456	1,602
Underwriting loss	$(619)	$(3,543)	$2,924

Net claims and claim expenses incurred – current accident year	$34,555	$28,517	$6,038
Net claims and claim expenses incurred – prior accident years	(9,444)	(2,981)	(6,463)
Net claims and claim expenses incurred – total	$25,111	$25,536	$(425)

Net claims and claim expense ratio – current accident year	72.5%	68.0%	4.5%
Net claims and claim expense ratio – prior accident years	(19.8)%	(7.1)%	(12.7)%
Net claims and claim expense ratio – calendar year	52.7%	60.9%	(8.2)%
Underwriting expense ratio	48.6%	47.5%	1.1%
Combined ratio	101.3%	108.4%	(7.1)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $3.1 million, or 4.6%, to $71.9 million in the second quarter of 2014, compared to $68.8 million in the second quarter of 2013, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, principally in its property lines of business, notwithstanding challenging market conditions.

Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $0.6 million and a combined ratio of 101.3% in the second quarter of 2014, compared to an underwriting loss of $3.5 million and a combined ratio of 108.4%, respectively, in the second quarter of 2013. The $2.9 million decrease in the underwriting loss for our Lloyd’s segment is primarily due to an increase in net premiums earned as a result of the increase in gross premiums written noted above.
Our Lloyd’s segment experienced current accident year net claims and claim expenses of $34.6 million in the second quarter of 2014, compared to $28.5 million in the second quarter of 2013, which principally includes attritional loss activity driven by the increase in net premiums earned noted above.
The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $9.4 million and $3.0 million during the second quarter of 2014 and 2013, respectively, was principally due to reported claims activity coming in lower than expected on prior accident years events.
Net Investment Income

Three months ended June 30,	2014	2013	Change
(in thousands)
Fixed maturity investments	$26,372	$22,839	$3,533
Short term investments	286	426	(140)
Equity investments trading	779	344	435
Other investments
Hedge funds and private equity investments	8,340	2,237	6,103
Other	1,483	3,144	(1,661)
Cash and cash equivalents	93	9	84
	37,353	28,999	8,354
Investment expenses	(2,812)	(2,836)	24
Net investment income	$34,541	$26,163	$8,378

Net investment income was $34.5 million in the second quarter of 2014, compared to $26.2 million in the second quarter of 2013. The $8.4 million increase in net investment income was principally due to higher returns in our portfolio of private equity investments and higher invested assets in our portfolio of fixed maturity investments in the second quarter of 2014, compared to the second quarter of 2013.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $3.9 million in the second quarter of 2014, compared to unrealized losses of $5.3 million in the second quarter of 2013.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended June 30,	2014	2013	Change
(in thousands)
Gross realized gains	$12,166	$17,548	$(5,382)
Gross realized losses	(2,587)	(14,601)	12,014
Net realized gains on fixed maturity investments	9,579	2,947	6,632
Net unrealized gains (losses) on fixed maturity investments trading	29,918	(95,680)	125,598
Net realized and unrealized (losses) gains on investments-related derivatives	(6,884)	20,510	(27,394)
Net realized gains on equity investments trading	5,134	74	5,060
Net unrealized (losses) gains on equity investments trading	(10,619)	2,620	(13,239)
Net realized and unrealized gains (losses) on investments	$27,128	$(69,529)	$96,657

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
Net realized and unrealized gains on investments were $27.1 million in the second quarter of 2014, compared to losses of $69.5 million in the second quarter of 2013, an improvement of $96.7 million. Included in net realized and unrealized gains on investments are the following components:

•
net unrealized gains on our fixed maturity investments trading improved $125.6 million primarily driven by a flattening of the yield curve during the second quarter of 2014, compared to the significant steepening of the yield curve that occurred in the second quarter of 2013, partially offset by a decrease of $27.4 million in net realized and unrealized losses on investments-related derivatives, which was correspondingly impacted by the same flattening of the yield curve during the second quarter of 2014, compared to the steepening of the yield curve in the second quarter of 2013; and

•
net realized and unrealized losses on equity investments trading of $5.5 million in the second quarter of 2014, compared to net realized and unrealized gains of $2.7 million in the second quarter of 2013, primarily driven by unrealized losses on our position in Essent during the current period, and partially offset by net realized gains on the remainder of our allocation to equity investments trading.

Equity in Earnings of Other Ventures

Three months ended June 30,	2014	2013	Change
(in thousands)
Tower Hill Companies	$5,202	$1,815	$3,387
Top Layer Re	2,494	2,728	(234)
Other	(464)	(771)	307
Total equity in earnings of other ventures	$7,232	$3,772	$3,460

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”), and, except for Top Layer Re, is recorded one quarter in arrears.

Equity in earnings of other ventures was $7.2 million in the second quarter of 2014, compared to $3.8 million in the second quarter of 2013, with the increase driven by improved underwriting results in the Tower Hill Companies.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income (Loss)

Three months ended June 30,	2014	2013	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$17	$(642)	$659
Other items	(552)	(486)	(66)
Total other income (loss)	$(535)	$(1,128)	$593

In the second quarter of 2014, we incurred an other loss of $0.5 million, compared to an other loss of $1.1 million in the second quarter of 2013.
Corporate Expenses

Three months ended June 30,	2014	2013	Change
(in thousands)
Total corporate expenses	$3,954	$21,529	$(17,575)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $4.0 million in the second quarter of 2014, compared to $21.5 million in the second quarter of 2013, a decrease of $17.6 million, primarily driven by the senior management transition changes announced during the second quarter of 2013, which did not reoccur in the second quarter of 2014.
Net Income Attributable to Noncontrolling Interests

Three months ended June 30,	2014	2013	Change
(in thousands)
Net income attributable to noncontrolling interests	$(36,078)	$(14,015)	$(22,063)

Our net income attributable to the noncontrolling interests was $36.1 million in the second quarter of 2014, compared to $14.0 million in the second quarter of 2013. The $22.1 million change is principally due to an increase in the profitability of DaVinciRe, as well as a decrease in our ownership in DaVinciRe to 26.5% at June 30, 2014, compared to 32.9% at June 30, 2013, resulting in an increase in the net income attributable to noncontrolling interests. We expect our ownership in DaVinciRe to fluctuate over time.
Income from Discontinued Operations

Three months ended June 30,	2014	2013	Change
(in thousands)
Income from discontinued operations	$—	$2,427	$(2,427)

Income from discontinued operations was $Nil in the second quarter of 2014, compared to $2.4 million in the second quarter of 2013. Included in income from discontinued operations of $2.4 million in the second quarter of 2013 is primarily net trading income related to REAL, which was sold on October 1, 2013.

Other
During the second quarter of 2014, we recognized the release of $6.2 million of profit commissions in our Other category as a result of the commutation of several quota share agreements from our former Insurance segment.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Six months ended June 30,	2014	2013	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,216,800	$1,338,641	$(121,841)
Net premiums written	$796,754	$995,922	$(199,168)
Net premiums earned	546,950	563,144	(16,194)
Net claims and claim expenses incurred	140,303	131,213	9,090
Acquisition expenses	67,177	56,776	10,401
Operational expenses	88,465	88,775	(310)
Underwriting income	$251,005	$286,380	$(35,375)

Net investment income	$73,489	$69,365	$4,124
Net realized and unrealized gains (losses) on investments	42,055	(55,260)	97,315
Change in net unrealized gains on fixed maturity investments available for sale	(261)	(7,306)	7,045
Total investment result	$115,283	$6,799	$108,484

Income from continuing operations	$361,792	$271,459	$90,333
Income from discontinued operations	$—	$12,201	$(12,201)
Net income	$361,792	$283,660	$78,132
Net income available to RenaissanceRe common shareholders	$271,755	$217,280	$54,475

Income from continuing operations available to RenaissanceRe common shareholders per common share - diluted	$6.52	$4.55	$1.97
Income from discontinued operations available to RenaissanceRe common shareholders per common share - diluted	—	0.28	(0.28)
Net income available to RenaissanceRe common shareholders per common share – diluted	$6.52	$4.83	$1.69
Dividends per common share	$0.58	$0.56	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	31.8%	34.7%	(2.9)%
Net claims and claim expense ratio – prior accident years	(6.1)%	(11.4)%	5.3%
Net claims and claim expense ratio – calendar year	25.7%	23.3%	2.4%
Underwriting expense ratio	28.4%	25.9%	2.5%
Combined ratio	54.1%	49.2%	4.9%

Return on average common equity - annualized	15.8%	13.8%	2.0%

Book value	June 30, 2014	December 31, 2013	Change
Book value per common share	$84.79	$80.29	$4.50
Accumulated dividends per common share	13.70	13.12	0.58
Book value per common share plus accumulated dividends	$98.49	$93.41	$5.08
Change in book value per common share plus change in accumulated dividends	6.3%

Balance sheet highlights	June 30, 2014	December 31, 2013	Change
Total assets	$8,515,625	$8,179,131	$336,494
Total shareholders’ equity attributable to RenaissanceRe	$3,835,941	$3,904,384	$(68,443)

Net income available to RenaissanceRe common shareholders was $271.8 million in the first six months of 2014, compared to $217.3 million in the first six months of 2013, an increase of $54.5 million. As a result of our net income available to RenaissanceRe common shareholders in the first six months of 2014, we generated an annualized return on average common equity of 15.8% and our book value per common share increased from $80.29 at December 31, 2013 to $84.79 at June 30, 2014, a 6.3% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first six months of 2014, on a comparative basis to the first six months of 2013, include:

•
Improved Investment Results - total investment result of $115.3 million in the first six months of 2014, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to $6.8 million in the first six months of 2013, was primarily driven by a flattening of the yield curve and moderate credit spread compression during the first six months of 2014, resulting in improved returns in our fixed maturity investments portfolio and increased average invested assets, compared to the first six months of 2013; partially offset by

•
Lower Underwriting Results - our underwriting income of $251.0 million in the first six months of 2014 decreased $35.4 million from $286.4 million in the first six months of 2013. The decrease in underwriting income was primarily driven by a $16.2 million decrease in net premiums earned due to a combination of lower gross premiums written during the preceding twelve months and an increase in ceded premiums written principally within our Catastrophe Reinsurance segment, a $10.4 million increase in acquisition expenses principally within our Specialty Reinsurance segment, and a $9.1 million increase in net claims and claim expenses; and

•
Higher Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $78.8 million in the first six months of 2014 increased from $52.6 million in the first six months of 2013, principally due to an increase in the profitability of DaVinciRe, as well as a decrease in our ownership in DaVinciRe to 26.5% at June 30, 2014, compared to 32.9% at June 30, 2013.

Net Negative Impact of the 2013 European Floods and May 2013 U.S. Tornadoes on Prior Period Results
Net negative impact of the 2013 European Floods and May 2013 U.S. Tornadoes includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, profit commissions and redeemable noncontrolling interests. Our estimates are based on a review of our potential exposures, discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and relatively recent occurrence of these events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from these events will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.
See the financial data below for additional information detailing the net negative impact of the 2013 European Floods and May 2013 U.S. Tornadoes on our consolidated financial statements for the six months ended June 30, 2013.

Six months ended June 30, 2013	2013 European Floods	May 2013 U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,378)	$(26,271)	$(56,649)
Reinstatement premiums earned	6,666	3,157	9,823
Profit commissions	85	374	459
Net negative impact on underwriting result	$(23,627)	$(22,740)	(46,367)
Redeemable noncontrolling interest	3,621	3,968	7,589
Net negative impact	$(20,006)	$(18,772)	$(38,778)
Percentage point impact on consolidated combined ratio	4.9	4.4	9.3

Net negative impact on Reinsurance segment underwriting result	$(19,647)	$(21,723)	$(41,370)
Net negative impact on Lloyd's segment underwriting result	(3,980)	(1,017)	(4,997)
Net negative impact on underwriting result	$(23,627)	$(22,740)	$(46,367)

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Six months ended June 30,	2014	2013	Change
(in thousands, except percentages)
Catastrophe Reinsurance gross premiums written
Renaissance	$562,885	$678,079	$(115,194)
DaVinci	292,909	377,620	(84,711)
Total Catastrophe Reinsurance gross premiums written	$855,794	$1,055,699	$(199,905)
Net premiums written	$493,187	$742,205	$(249,018)
Net premiums earned	$323,736	$387,134	$(63,398)
Net claims and claim expenses incurred	43,185	55,623	(12,438)
Acquisition expenses	24,932	23,817	1,115
Operational expenses	42,619	49,714	(7,095)
Underwriting income	$213,000	$257,980	$(44,980)

Net claims and claim expenses incurred – current accident year	$51,002	$92,545	$(41,543)
Net claims and claim expenses incurred – prior accident years	(7,817)	(36,922)	29,105
Net claims and claim expenses incurred – total	$43,185	$55,623	$(12,438)

Net claims and claim expense ratio – current accident year	15.8%	23.9%	(8.1)%
Net claims and claim expense ratio – prior accident years	(2.5)%	(9.5)%	7.0%
Net claims and claim expense ratio – calendar year	13.3%	14.4%	(1.1)%
Underwriting expense ratio	20.9%	19.0%	1.9%
Combined ratio	34.2%	33.4%	0.8%

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2014, our Catastrophe Reinsurance segment gross premiums written decreased by $199.9 million, or 18.9%, to $855.8 million, compared to $1,055.7 million in the first six months of 2013, primarily driven by the continued softening of market conditions, including reduced risk-adjusted pricing for the January and June renewals, our underwriting discipline given prevailing terms and conditions, and the absence of $9.8 million in reinstatement premiums written in the first six months of 2013, which did not reoccur in the first six months of 2014. In addition, gross premiums written in our Catastrophe Reinsurance segment in the first six months of 2014 were impacted by a decrease of $20.5 million in gross premiums written related to one quota share deal and a $27.0 million multi-year transaction.
Our Catastrophe Reinsurance segment gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe, Asia and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our Catastrophe Reinsurance segment gross premiums written in force at June 30, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in the comparative period.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity reflects, in part, an assessment that the underlying business written by certain of our primary insurer clients had improved on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment increased $49.1 million to $362.6 million in the first six months of 2014, compared to $313.5 million in the first six months of 2013, primarily reflecting additional purchases of retrocessional reinsurance, including coverage specific to U.S. windstorms in the State of Florida, given the softening retrocessional marketplace in the first six months of 2014, compared to the first six months of 2013.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $213.0 million in the first six months of 2014, compared to $258.0 million in the first six months of 2013, a decrease of $45.0 million. In the first six months of 2014, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 13.3%, an underwriting expense ratio of 20.9% and a combined ratio of 34.2%, compared to 14.4%, 19.0% and 33.4%, respectively, in the first six months of 2013.
The $45.0 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first six months of 2014, compared to the first six months of 2013, was primarily driven by a $63.4 million decrease in net premiums earned as a result of the decrease in gross premiums written, combined with the increase in ceded premiums written, each as discussed above, and partially offset by a $12.4 million decrease in net claims and claim expenses. The $12.4 million decrease in net claims and claim expenses is comprised of a a $41.5 million decrease in current accident year net claims and claim expenses driven by the absence of the 2013 European Floods and May 2013 U.S. Tornadoes which occurred in the first six months of 2013, and did not reoccur in the first six months of 2014, partially offset by a $29.1 million decrease in favorable development on prior accident year net claims and claim expenses. Included in our Catastrophe Reinsurance segment‘s current accident year net claims and claim expenses in the first six months of 2014 of $51.0 million are a number of relatively small U.S. wind and thunderstorm events.
During the first six months of 2014, we experienced $7.8 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $36.9 million in the first six months of 2013. The favorable development in the first six months of 2014 was principally comprised of favorable development of $14.7 million, $4.3 million and $3.0 million related to the 2011 April & May U.S. Tornadoes, the 2008 Hurricanes (Gustav and Ike) and the 2013 European Floods, offset by adverse development of $9.6 million and $7.7 million related to a 2012 U.S. wind and thunderstorm event and the 2010 New Zealand earthquake, each principally the result of changes in our estimated ultimate loss for each respective event, with the remainder due to net favorable development on a number of other events.
The favorable development of $36.9 million in the first six months of 2013 was primarily due to $8.1 million, $7.8 million and $6.2 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes (Gustav and Ike), the 2011 New Zealand Earthquake and Windstorm Kyrill of 2007, respectively, as reported claims came in better than expected, and $14.8 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $45.2 million and $40.3 million in the first six months of 2014 and 2013, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 14.0% and 10.4%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $71.3 million and $68.0 million in the first six months of 2014 and 2013, respectively.
Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Six months ended June 30,	2014	2013	Change
(in thousands, except percentages)
Specialty Reinsurance gross premiums written
Renaissance	$203,995	$138,184	$65,811
DaVinci	1,849	2,685	(836)
Total Specialty Reinsurance gross premiums written	$205,844	$140,869	$64,975
Net premiums written	$171,743	$132,867	$38,876
Net premiums earned	$123,218	$96,015	$27,203
Net claims and claim expenses incurred	46,156	36,203	9,953
Acquisition expenses	28,246	17,448	10,798
Operational expenses	20,620	15,155	5,465
Underwriting income	$28,196	$27,209	$987

Net claims and claim expenses incurred – current accident year	$67,365	$56,756	$10,609
Net claims and claim expenses incurred – prior accident years	(21,209)	(20,553)	(656)
Net claims and claim expenses incurred – total	$46,156	$36,203	$9,953

Net claims and claim expense ratio – current accident year	54.7%	59.1%	(4.4)%
Net claims and claim expense ratio – prior accident years	(17.2)%	(21.4)%	4.2%
Net claims and claim expense ratio – calendar year	37.5%	37.7%	(0.2)%
Underwriting expense ratio	39.6%	34.0%	5.6%
Combined ratio	77.1%	71.7%	5.4%

Specialty Reinsurance Gross Premiums Written – In the first six months of 2014, our Specialty Reinsurance segment gross premiums written increased $65.0 million, or 46.1%, to $205.8 million, compared to $140.9 million in the first six months of 2013, driven primarily by increases in certain financial liability related lines of business, and partially offset by decreases in casualty related lines of business. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at June 30, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $28.2 million in the first six months of 2014, compared to $27.2 million in the first six months of 2013. In the first six months of 2014, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 37.5%, an underwriting expense ratio of 39.6% and a combined ratio of 77.1%, compared to 37.7%, 34.0% and 71.7%, respectively, in the first six months of 2013.
Underwriting income in our Specialty Reinsurance segment during the first six months of 2014 was relatively flat compared to the first six months of 2013, and included a $27.2 million increase in net premiums earned, partially offset by a $10.6 million increase in current accident year net claims and claim expenses and a $16.3 million increase in underwriting expenses. The $10.6 million increase in current accident year net claims and claim expenses is principally driven by the application of our formulaic actuarial reserving methodology and primarily due to the increase in gross premiums written during the first six months of 2014, compared to the first six months of 2013. The $16.3 million increase in underwriting expenses, is primarily driven by the increase in gross premiums written, noted above, combined with the relative increase in the percentage of quota share reinsurance, compared to excess of loss reinsurance, as a percentage of total gross premiums written within the Specialty Reinsurance segment, as quota share reinsurance typically carries a higher acquisition expense ratio, compared to excess of loss reinsurance.
The favorable development of $21.2 million in the first six months of 2014 was primarily driven by reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology, compared to favorable development of $20.6 million in the first six months of 2013 which was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $10.1 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Six months ended June 30,	2014	2013	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$106,942	$108,964	$(2,022)
Catastrophe	48,220	34,097	14,123
Total Lloyd’s gross premiums written	$155,162	$143,061	$12,101
Net premiums written	$131,821	$120,567	$11,254
Net premiums earned	$99,969	$79,712	$20,257
Net claims and claim expenses incurred	51,392	40,064	11,328
Acquisition expenses	20,689	15,400	5,289
Operational expenses	25,091	23,634	1,457
Underwriting income	$2,797	$614	$2,183

Net claims and claim expenses incurred – current accident year	$55,712	$46,388	$9,324
Net claims and claim expenses incurred – prior accident years	(4,320)	(6,324)	2,004
Net claims and claim expenses incurred – total	$51,392	$40,064	$11,328

Net claims and claim expense ratio – current accident year	55.7%	58.2%	(2.5)%
Net claims and claim expense ratio – prior accident years	(4.3)%	(7.9)%	3.6%
Net claims and claim expense ratio – calendar year	51.4%	50.3%	1.1%
Underwriting expense ratio	45.8%	48.9%	(3.1)%
Combined ratio	97.2%	99.2%	(2.0)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $12.1 million, or 8.5%, to $155.2 million in the first six months of 2014, compared to $143.1 million in the first six months of 2013, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, principally in its property lines of business, notwithstanding challenging market conditions.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $2.8 million and a combined ratio of 97.2% in the first six months of 2014, compared to $0.6 million and 99.2%, respectively, in the first six months of 2013. The $2.2 million increase in underwriting income for our Lloyd’s segment is primarily due to the increase in net premiums earned, and partially offset by increases in net claims and claim expenses and underwriting expenses, each as discussed below and principally driven by the increase in net premiums earned.
Our Lloyd’s segment experienced current accident year net claims and claim expenses of $55.7 million in the first six months of 2014, compared to $46.4 million in the first six months of 2013, which principally includes attritional loss activity driven by the increase in net premiums earned noted above.
The decrease in the underwriting expense ratio to 45.8% in the first six months of 2014, from 48.9% in the first six months of 2013, was primarily driven by the increase in net premiums earned without a corresponding increase in operational expenses.
The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.3 million and $6.3 million during the first six months of 2014 and 2013, respectively, was principally due to reported claims activity coming in lower than expected on prior accident years events.

Net Investment Income

Six months ended June 30,	2014	2013	Change
(in thousands)
Fixed maturity investments	$50,232	$46,725	$3,507
Short term investments	476	755	(279)
Equity investments trading	1,575	344	1,231
Other investments
Hedge funds and private equity investments	20,657	17,117	3,540
Other	6,011	10,139	(4,128)
Cash and cash equivalents	184	61	123
	79,135	75,141	3,994
Investment expenses	(5,646)	(5,776)	130
Net investment income	$73,489	$69,365	$4,124

Net investment income was $73.5 million in the first six months of 2014, compared to $69.4 million in the first six months of 2013, an increase of $4.1 million, principally driven by higher returns in our portfolio of private equity investments and higher invested assets in our portfolio of fixed maturity investments, partially offset by decreased returns in our portfolio of senior secured bank loan funds. The decrease in returns in our portfolio of senior secured bank loan funds is primarily driven by a decrease in our allocation to this class of investment.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $8.9 million in the first six months of 2014, compared to unrealized gains of $9.8 million in the first six months of 2013.
Net Realized and Unrealized Gains (Losses) on Investments

Six months ended June 30,	2014	2013	Change
(in thousands)
Gross realized gains	$25,633	$51,624	$(25,991)
Gross realized losses	(8,151)	(19,155)	11,004
Net realized gains on fixed maturity investments	17,482	32,469	(14,987)
Net unrealized gains (losses) on fixed maturity investments trading	57,800	(118,743)	176,543
Net realized and unrealized (losses) gains on investments-related derivatives	(17,783)	20,931	(38,714)
Net realized gains on equity investments trading	5,055	17,635	(12,580)
Net unrealized losses on equity investments trading	(20,499)	(7,552)	(12,947)
Net realized and unrealized gains (losses) on investments	$42,055	$(55,260)	$97,315

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

Net realized and unrealized gains on investments were $42.1 million in the first six months of 2014, compared to losses of $55.3 million in the first six months of 2013, an improvement of $97.3 million. Included in net realized and unrealized gains on investments are the following components:

•
net unrealized gains on our fixed maturity investments trading improved $176.5 million primarily driven by a flattening of the yield curve during the first six months of 2014, compared to the significant steepening of the yield curve that occurred in the first six months of 2013, partially offset by an increase of $38.7 million in net realized and unrealized losses on investments-related derivatives, which was correspondingly impacted by the same flattening of the yield curve during the first six months of 2014, compared to the first six months of 2013;

•
a decrease in net realized gains on fixed maturity investments of $15.0 million as a result of a decreased level of turnover during the first six months of 2014, compared to the first six months of 2013; and

•	a decrease in net realized gains on equity investments trading of $12.6 million as a result of lower turnover during the first six months of 2014, compared to the first six months of 2013.

•
a decrease in net realized and unrealized gains on equity investments trading of $25.5 million in the first six months of 2014, compared to the first six months of 2013, principally driven by our investment in Essent, which experienced a decline in market value during the first six months of 2014.

Equity in Earnings of Other Ventures

Six months ended June 30,	2014	2013	Change
(in thousands)
Tower Hill Companies	$7,188	$3,396	$3,792
Top Layer Re	4,939	6,854	(1,915)
Other	(696)	(643)	(53)
Total equity in earnings of other ventures	$11,431	$9,607	$1,824

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $11.4 million in the first six months of 2014, compared to $9.6 million in the first six months of 2013, with the increase driven by improved underwriting results in the Tower Hill Companies, and partially offset by decreased underwriting results in Top Layer Re as a result of lower renewal rates during January 2014 for the high-layer business entered into by Top Layer Re.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income (Loss)

Six months ended June 30,	2014	2013	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$38	$(2,573)	$2,611
Other items	(511)	(264)	(247)
Total other income (loss)	$(473)	$(2,837)	$2,364

In the first six months of 2014, we incurred an other loss of $0.5 million, compared to $2.8 million in the first six months of 2013.

Corporate Expenses

Six months ended June 30,	2014	2013	Change
(in thousands)
Total corporate expenses	$8,499	$26,011	$(17,512)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $17.5 million to $8.5 million in the first six months of 2014, compared to $26.0 million in the first six months of 2013, primarily the result of senior management transition changes announced during the second quarter of 2013, which did not reoccur in the first six months of 2014.
Net Income Attributable to Noncontrolling Interests

Six months ended June 30,	2014	2013	Change
(in thousands)
Net income attributable to noncontrolling interests	$(78,846)	$(52,622)	$(26,224)

Our net income attributable to noncontrolling interests was $78.8 million in the first six months of 2014, compared to $52.6 million in the first six months of 2013. The $26.2 million increase in net income attributable to noncontrolling interests is principally due to an increase in the profitability of DaVinciRe, as well as a decrease in our ownership in DaVinciRe to 26.5% at June 30, 2014, compared to 32.9% at June 30, 2013, resulting in an increase in the net income attributable to noncontrolling interests. We expect our ownership in DaVinciRe to fluctuate over time.
Income from Discontinued Operations

Six months ended June 30,	2014	2013	Change
(in thousands)
Income from discontinued operations	$—	$12,201	$(12,201)

Income from discontinued operations was $Nil in the first six months of 2014, compared to $12.2 million in the first six months of 2013. Included in income from discontinued operations of $12.2 million in the first six months of 2013 is primarily net trading income related to REAL, which was sold on October 1, 2013.
Other
During the first six months of 2014, we recognized the release of $6.2 million of profit commissions in our Other category as a result of the commutation of several quota share agreements from our former Insurance segment.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At June 30, 2014, the statutory capital and surplus of our Bermuda insurance subsidiaries was $2.9 billion (December 31, 2013 - $3.2 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $493.3 million (December 31, 2013 - $562.1 million). During the six months ended June 30, 2014, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received, of $223.3 million, $73.7 million and $Nil, respectively (2013 - $201.7 million, $19.8 million and $Nil, respectively).
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to an enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a risk-based capital model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the Minimum Solvency Margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2013 BSCR for Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. were filed with the BMA on or before April 30, 2014; and each company exceeded its respective target level of required capital.
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority, under the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At June 30, 2014, the FAL requirement set by Lloyd’s for Syndicate 1458 is £241.7 million based on its business plan, approved in November 2013 (December 31, 2013 - £241.7 million based on its business plan, approved November 2013). Actual FAL posted for Syndicate 1458 at June 30, 2014 by RenaissanceRe CCL is $281.0 million and £60.0 million supported 100% by letters of credit (December 31, 2013 - $281.0 million and £60.0 million).

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
Cash Flows and Liquidity
Holding Company Liquidity
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and, to a degree, cash and securities in amounts which fluctuate over time. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., Ireland, and the U.K. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” for further discussion and details regarding dividend capacity of our major operating subsidiaries.
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
Cash Flows

Six months ended June 30,	2014	2013
(in thousands)
Net cash provided by operating activities	$173,386	$177,419
Net cash provided by investing activities	209,088	159,112
Net cash used in financing activities	(493,373)	(376,800)
Effect of exchange rate changes on foreign currency cash	(2,676)	505
Net (decrease) increase in cash and cash equivalents	(113,575)	(39,764)
Net increase in cash and cash equivalents of discontinued operations	—	(29,475)
Cash and cash equivalents, beginning of period	408,032	304,145
Cash and cash equivalents, end of period	$294,457	$234,906

During the six months ended June 30, 2014, our cash and cash equivalents decreased $113.6 million, to $294.5 million at June 30, 2014, compared to $408.0 million at December 31, 2013.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2014 were $173.4 million, compared to $177.4 million during the six months ended June 30, 2013. Cash flows provided by operating activities during the six months ended June 30, 2014 were primarily the result of certain adjustments to reconcile our net income of $361.8 million to net cash provided by operating activities, including: an increase in unearned premiums of $451.6 million due to the timing of our gross premiums written; a $265.2 million increase in reinsurance balances payable due to the increase and timing of our premiums ceded; and partially offset by an increase in premiums receivable and deferred acquisition costs of $363.0 million and $59.1 million, respectively, due to the timing of our gross premiums written, combined with an increase of $201.8 million in our prepaid reinsurance premiums due to the increase and timing of our gross premiums ceded. In addition, the other category of our consolidated statements of cash flows includes the change in our other liabilities, which, at December 31, 2013 included $156.3 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2013 for risks incepted during the first quarter of 2014, and was subsequently deployed in Upsilon during the first quarter of 2014. A portion of the cash provided by operating activities was used in our financing activities, as noted below.
Cash flows provided by investing activities. During the six months ended June 30, 2014, our cash flows provided by investing activities were $209.1 million, principally reflecting our net sales and maturities of fixed maturity investments, short term investments and other investments of $55.0 million, $89.5 million and $68.7 million, respectively.

Cash flows used in financing activities. Our cash flows used in financing activities in the six months ended June 30, 2014 were $493.4 million, and were principally the result of the settlement of $314.5 million of common share repurchases; net outflows of $144.1 million related to net capital changes to third party shareholders in DaVinciRe and Medici; and $23.6 million and $11.2 million of dividends paid on our common and preferred shares, respectively.
During the six months ended June 30, 2013, our cash and cash equivalents decreased $39.8 million, to $285.6 million at June 30, 2013, compared to $325.4 million at December 31, 2012, which excludes an increase of $29.5 million in cash and cash equivalents related to discontinued operations held for sale. The following discussion of our cash flows includes the results of operations and financial position of our discontinued operations held for sale at June 30, 2013, related to the sale of REAL.
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
Cash flows provided by investing activities. During the six months ended June 30, 2013, our cash flows provided by investing activities were $159.1 million, principally reflecting our net sales and maturities of fixed maturity investments of $264.6 million, which funds in turn were primarily used in the net purchase of short term investments of $110.6 million and the net purchase of $36.0 million pursuant to a public equity securities mandate with a third party investment manager. In addition, a portion of the cash provided by investing activities was used in our financing activities, noted below.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At June 30, 2014	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$327,537	$201,716	$191,059	$720,312
Specialty Reinsurance	100,033	89,949	340,106	530,088
Lloyd’s	48,242	19,763	184,120	252,125
Other	9,505	2,323	38,265	50,093
Total	$485,317	$313,751	$753,550	$1,552,618

December 31, 2013
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserve for claims and claim expenses for the periods indicated:

Six months ended June 30,	2014	2013
(in thousands)
Net reserves, beginning of period	$1,462,705	$1,686,865
Net incurred related to:
Current year	174,079	195,689
Prior years	(33,776)	(64,476)
Total net incurred	140,303	131,213
Net paid related to:
Current year	1,765	23,129
Prior years	133,740	259,644
Total net paid	135,505	282,773
Net reserves, end of period	1,467,503	1,535,305
Reinsurance recoverable, end of period	85,115	175,103
Gross reserves, end of period	$1,552,618	$1,710,408

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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior year estimated claims reserves increased our net income by $33.8 million during the six months ended June 30, 2014 (2013 - $64.5 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2014	2013
(in thousands)
Catastrophe Reinsurance	$(7,817)	$(36,922)
Specialty Reinsurance	(21,209)	(20,553)
Lloyd’s	(4,320)	(6,324)
Other	(430)	(677)
Total	$(33,776)	$(64,476)

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
The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the six months ended June 30, 2014:

Six months ended June 30, 2014	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
April & May U.S. Tornadoes (2011)	$(14,697)
Hurricanes Gustav & Ike (2008)	(4,349)
New Zealand Earthquake (2011)	(356)
New Zealand Earthquake (2010)	7,711
Other	(3,271)
Total large catastrophe events	(14,962)
Small catastrophe events
European Floods (2013)	(3,020)
U.S. PCS 70 Wind and Thunderstorm (2012)	9,625
Other	540
Total small catastrophe events	7,145
Total favorable development of prior accident years net claims and claim expenses	$(7,817)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the six months ended June 30, 2014 of $7.8 million was principally comprised of favorable development of $14.7 million, $4.3 million and $3.0 million related to the 2011 April & May U.S. Tornadoes, the 2008 Hurricanes (Gustav and Ike), and the 2013 European Floods, respectively, offset in part by adverse development of $9.6 million and $7.7 million related to a 2012 U.S. wind and thunderstorm event and the 2010 New Zealand earthquake, respectively, each principally the result of changes in our estimated ultimate loss for each respective event, with the remainder due to net favorable development on a number of other events.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the six months ended June 30, 2013:

Six months ended June 30, 2013	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Hurricanes Gustav & Ike (2008)	$(8,130)
New Zealand Earthquake (2011)	(7,797)
Windstorm Kyrill (2007)	(6,172)
Tohoku Earthquake and Tsunami (2011)	(2,551)
New Zealand Earthquake (2010)	935
Hurricane Isaac (2012)	2,610
Other	(3,000)
Total large catastrophe events	(24,105)
Small catastrophe events
U.S. PCS 76 Wind and Thunderstorm (2012)	(3,620)
U.S. PCS 83 Wind and Thunderstorm (2012)	(3,500)
U.S. PCS 70 Wind and Thunderstorm (2012)	5,850
Other	(11,547)
Total small catastrophe events	(12,817)
Total favorable development of prior accident years net claims and claim expenses	$(36,922)

The favorable development of prior accident years claims and claim expenses within our Catastrophe Reinsurance segment in the six months ended June 30, 2013 of $36.9 million was primarily due to $8.1 million, $7.8 million and $6.2 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes (Gustav and Ike), the 2011 New Zealand Earthquake and Windstorm Kyrill of 2007, respectively, as reported claims came in better than expected, and $14.8 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development of $5.9 million and $2.6 million associated with an increase in reported gross ultimate losses on a 2012 U.S. wind and thunderstorm event and Hurricane Isaac (2012), respectively.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the six months ended June 30, 2014:

Six months ended June 30, 2014	Specialty Reinsurance Segment
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$2,516
Total large catastrophe events	2,516
Total catastrophe net claims and claim expenses	2,516
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(23,725)
Total attritional net claims and claim expenses	(23,725)
Total favorable development of prior accident years net claims and claim expenses	$(21,209)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the six months ended June 30, 2014 of $21.2 million was primarily driven by reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the six months ended June 30, 2013:

Six months ended June 30, 2013	Specialty Reinsurance Segment
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(10,121)
Actuarial assumption changes	(10,432)
Total attritional net claims and claim expenses	(20,553)
Total favorable development of prior accident years net claims and claim expenses	$(20,553)

The favorable development of prior accident years claims and claim expenses within our Specialty Reinsurance segment in the six months ended June 30, 2013 of $20.6 million was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $10.1 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.
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
Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the six months ended June 30, 2014:

Six months ended June 30, 2014	Lloyd’s Segment
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$(859)
Total large catastrophe events	(859)
Small catastrophe events
Other	(356)
Total small catastrophe events	(356)
Total catastrophe net claims and claim expenses	(1,215)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	(3,105)
Total attritional net claims and claim expenses	(3,105)
Total favorable development of prior accident years net claims and claim expenses	$(4,320)

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.3 million during the six months ended June 30, 2014 was principally driven by the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the six months ended June 30, 2013:

Six months ended June 30, 2013	Lloyd’s Segment
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$(821)
Total small catastrophe events	(821)
Total catastrophe net claims and claim expenses	(821)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(5,503)
Total attritional net claims and claim expenses	(5,503)
Total favorable development of prior accident years net claims and claim expenses	$(6,324)

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

Capital Resources
Our total capital resources are as follows:

	At June 30, 2014	At December 31, 2013	Change
(in thousands)
Common shareholders’ equity	$3,435,941	$3,504,384	$(68,443)
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,835,941	3,904,384	(68,443)
5.750% Senior Notes	249,476	249,430	46
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total capital resources	$4,335,417	$4,403,814	$(68,397)

During the six months ended June 30, 2014, our capital resources decreased by $68.4 million, to $4.3 billion, principally due to a decrease in common shareholders’ equity as a result of $314.5 million of common share repurchases as discussed in more detail in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and $23.6 million and $11.2 million of dividends on our common and preference shares, respectively, partially offset by our comprehensive income attributable to RenaissanceRe of $282.7 million.
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
The commitments under the Reimbursement Agreement expire on May 17, 2015. Effective as of March 31, 2014, RenaissanceRe reduced the commitments under its syndicated letter of credit facility from $250.0 million to $180.0 million, and effective June 30, 2014, RenaissanceRe further reduced the commitments under its syndicated letter of credit facility from $180.0 million to $100.0 million. The reductions were implemented in connection with a reassessment of the future collateral needs of RenaissanceRe, taking into account, among other things, its access to alternative sources of credit enhancement. Prior to the expiration date of May 17, 2015 and after giving effect to the reduction noted above, the commitments may, subject to the satisfaction of certain conditions, be increased from time to time up to an aggregate amount not to exceed $450.0 million.
At June 30, 2014, we had $98.0 million of letters of credit with effective dates on or before June 30, 2014 outstanding under the Reimbursement Agreement.
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective October 1, 2013, each of ROE and RenaissanceRe Specialty U.S. became parties to the existing Bilateral Facility provided pursuant to the facility letter, dated September 17, 2010 and amended July 14, 2011, among Citibank Europe plc (“CEP”) and the existing participants: Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (the “Bilateral Facility Participants”). The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants (inclusive of ROE and RenaissanceRe Specialty U.S.) and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million, subject to a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. The Bilateral Facility was to expire on December 31, 2013; however, effective October 1, 2013, the Bilateral Facility was extended to December 31, 2014 and is evidenced by a facility letter (as amended) and five separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At

June 30, 2014, $210.3 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Letters of Credit
At June 30, 2014, we had total letters of credit outstanding under all facilities of $571.4 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of June 30, 2014, Renaissance Reinsurance and DaVinci are approved in 51 and 50 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at June 30, 2014 with respect to the MBRTs totaled $506.5 million and $173.3 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $487.5 million and $146.3 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an
“eligible reinsurer” in the State of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RTCs were established in New York, they are subject to the rules and regulations of the State of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at June 30, 2014 with respect to the RCTs totaled $33.4 million and $18.7 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $17.9 million and $10.5 million, respectively.
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
Effective July 1, 2014, the Company sold a portion of its shares of DaVinciRe to an existing third party shareholder. The Company sold these shares for $38.9 million. The Company's ownership in DaVinciRe was 26.5% at June 30, 2014 and subsequent to the above transaction, its ownership interest in DaVinciRe decreased to 23.4% effective July 1, 2014.
Investments
The table below shows our invested assets:

	June 30, 2014		December 31, 2013		Change
(in thousands, except percentages)
U.S. treasuries	$1,706,929	25.5%	$1,352,413	19.8%	$354,516
Agencies	121,650	1.8%	186,050	2.7%	(64,400)
Non-U.S. government (Sovereign debt)	271,495	4.0%	334,580	4.9%	(63,085)
Non-U.S. government-backed corporate	163,911	2.4%	237,479	3.5%	(73,568)
Corporate	1,580,038	23.6%	1,803,415	26.4%	(223,377)
Agency mortgage-backed	326,304	4.9%	341,908	5.0%	(15,604)
Non-agency mortgage-backed	265,340	3.9%	257,938	3.8%	7,402
Commercial mortgage-backed	400,288	6.0%	314,236	4.6%	86,052
Asset-backed	34,873	0.5%	15,258	0.2%	19,615
Total fixed maturity investments, at fair value	4,870,828	72.6%	4,843,277	70.9%	27,551
Short term investments, at fair value	957,698	14.3%	1,044,779	15.3%	(87,081)
Equity investments trading, at fair value	254,408	3.8%	254,776	3.7%	(368)
Other investments, at fair value	513,614	7.6%	573,264	8.5%	(59,650)
Total managed investment portfolio	6,596,548	98.3%	6,716,096	98.4%	(119,548)
Investments in other ventures, under equity method	110,354	1.7%	105,616	1.6%	4,738
Total investments	$6,706,902	100.0%	$6,821,712	100.0%	$(114,810)

At June 30, 2014, we held investments totaling $6.7 billion, compared to $6.8 billion at December 31, 2013, with net unrealized appreciation included in accumulated other comprehensive income of $3.9 million at June 30, 2014, compared to $4.1 million at December 31, 2013. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including hedge funds, private equity partnerships, senior secured bank loan funds, catastrophe bonds and other investments). At June 30, 2014, our portfolio of equity investments trading totaled $254.4 million, or 3.8%, of our total investments (December 31, 2013 - $254.8 million or 3.7%) inclusive of our investment in Essent Group Ltd. of $101.1 million (December 31, 2013 - $121.1 million), and our portfolio of other investments totaled $513.6 million, or 7.6%, of our total investments (December 31, 2013 - $573.3 million or 8.5%).
On July 18, 2014, Trupanion’s common stock began publicly trading on the New York Stock Exchange ("NYSE"). Effective immediately prior to the closing of the initial public offering, the Company’s investment in the convertible preferred equity of Trupanion was converted into 2.5 million common shares of Trupanion. Using the closing share price of Trupanion’s common stock on July 28, 2014, the value of the Company's 2.5 million common shares of Trupanion was $25.1 million.  Following the initial public offering, the Company expects its investment in Trupanion will be included in its portfolio of equity investments trading on its consolidated balance sheet and any realized and unrealized gains or losses related to Trupanion from the initial public offering price will be included in net realized and unrealized gains (losses) on investments on the Company's consolidated statements of operations in the period in which they occur.  The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the shares of Trupanion it holds prior to January 14, 2015.
Other Investments
The table below shows our portfolio of other investments:

	June 30, 2014	December 31, 2013	Change
(in thousands)
Private equity partnerships	$314,983	$322,391	$(7,408)
Catastrophe bonds	179,465	229,016	(49,551)
Senior secured bank loan funds	15,976	18,048	(2,072)
Hedge funds	3,190	3,809	(619)
Total other investments	$513,614	$573,264	$(59,650)

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the six months ended June 30, 2014 is a loss of $0.6 million (2013 - loss of $3.7 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $26.7 million of net investment income for the six months ended June 30, 2014 (2013 - $27.3 million). Of this amount, $8.9 million relates to net unrealized gains (2013 - unrealized gains of $9.8 million).
We have committed capital to private equity partnerships and other investments of $636.3 million, of which $541.0 million has been contributed at June 30, 2014. Our remaining commitments to these investments at June 30, 2014 totaled $93.8 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2014, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Form 10-K for the year ended December 31, 2013. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of June 30, 2014, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Form 10-K for the year ended December 31, 2013.
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

CURRENT OUTLOOK
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, in each of 2013 and 2014 the global insurance and reinsurance markets have manifested near-record levels of industry wide capital held, as well as diminished growth of reinsurance demand for many coverages and solutions. During the 2013 reinsurance renewals, we believe that supply, principally from traditional market participants and complemented by alternative capital providers, more than offset market demand, resulting in a dampening of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. We believe these trends accelerated during the January, June and July 2014 renewals, driven by both the availability of traditional and alternative capital, and perceptions of the potential availability of additive alternative capital; which were only partially offset by capital return initiatives and modest new aggregate demand in the market. We continue to expect the supply of capital to out-pace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent large or unforeseen contingent events.
Although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, we cannot assure you that we can continue to maintain the size and portfolio quality of our aggregate book of business. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions and seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. While we believe we are well positioned to compete for this business, these dynamics may introduce or exacerbate challenges in our markets.
General Economic Conditions
We believe that meaningful uncertainty remains regarding the strength, duration and comprehensiveness of the economic recovery in the U.S., E.U. and our other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of instability in the Middle East and Ukraine. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio.  The onset, duration and severity of an inflationary period cannot be estimated with precision. The continued uncertainty in respect of large developing jurisdictions and the related financial restructuring efforts, among other factors, makes it more difficult to predict the inflationary environment.
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
The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. We believe that the overall trend of increased frequency and severity of tropical cyclones experienced in recent years may continue for the foreseeable future. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue in the future. At the same time, certain markets we target continue to be impacted by fundamental weakness experienced by primary insurers, due to ongoing economic weakness and, in many cases, inadequate primary insurance rate levels, including without limitation insurers operating on an admitted basis in Florida. These conditions, which occurred in a period characterized by relatively low insured catastrophic losses for these respective regions, have contributed to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. The bill also provided for increasing the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. In March 2014, the U.S. Congress passed a bill cosponsored by Michael Grimm and Maxine Waters entitled the “Homeowner Flood Insurance Affordability Act of 2014” (the “Grimm-Waters Act”), which amends, delays or defers some of the provisions of Biggert-Waters Bill. Among other things, the Grimm-Waters Act reverts back to exempting “grandfathered” policies from rate increases that might otherwise have been applied upon the approval of updated flood maps, introduces certain caps on the rate of premium increases even where actuarially indicated; eliminates certain provisions which provided for accelerated rate adequacy on the sale of covered properties; and introduces policy surcharges of $25 for residences and $250 for commercial properties near-term. We believe that the passage of the Grimm-Waters Act will have an adverse impact on prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which could, over time, support the growth of such demand, albeit it at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences. However, we cannot assure you that the provisions of the Biggert-Waters Bill will not be superseded by additional new legislation or will otherwise ultimately be implemented by the NFIP or that, if implemented, will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
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
The “clearinghouse” mechanism contemplated by the May 2013 legislation commenced operation for proposed new Citizens business in January 2014. The clearinghouse is expected to be operational in the fall of 2014 for existing customers of Citizens, who thereafter may be renewed by a private insurance carrier approved by the state if that company offers comparable coverage at equal or less cost than the Citizens renewal rate. Proposed new customers of Citizens may be directed via the mechanism of the clearinghouse to an eligible private carrier if that company’s estimate for comparable coverage is within 15% of a quote for a Citizens policy. If successful, it is possible that the “clearinghouse” mechanism will contribute incrementally to increased private market demand over time. However, it is possible the “clearinghouse” mechanism will not operate successfully; that participating carriers may not choose to cede risk to reinsurers in general or to the Company in particular; or that any growth attributable to the “clearinghouse” mechanism will be offset by other changes returning risk to the state public sector.
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
In July 2014, the Senate Finance Committee conducted hearings in respect of transactions in which U.S.-based companies merge with or acquire foreign companies in structures referred to as inversions. In addition, the Committee has conducted processes in respect of reinsurance companies organized outside the United States whose capital is primarily derived from, or whose assets are managed by, hedge funds. We do not believe our operations, structure or strategy are relevant to any of these inquiries, although we can not anticipate with certainty the ambit of future Congressional inquiry or action.
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
In 2008, the IRS issued a revenue ruling (the “2008 Revenue Ruling”) expressing a position that premiums covering U.S. risks paid by a foreign insurer or reinsurer to another foreign reinsurer are subject to a 1% insurance federal excise tax (“FET”).  In essence, pursuant to the views expressed in the 2008 Revenue Ruling, FET should be imposed on a “cascading” basis, including to these reinsurance arrangements which are referred to in the industry as “retrocessions”, as the IRS took the view that all payments of premiums to foreign insurers or reinsurers in respect of the ultimate underlying risks are also subject to FET.  In February 2014, the U.S. District Court for the District of Columbia held that FET does not apply to secondary reinsurance transactions covering U.S. risks between two foreign reinsurance companies.  The decision, if upheld, effectively countermands the 2008 Revenue Ruling.  Accordingly, it is possible that foreign reinsurance companies such as certain of our operating subsidiaries that have paid the “cascading” FET on retrocessions may in the future be eligible to file and receive refund claims.  At this time, the IRS has appealed the decision, and we cannot predict the outcome of the appeal.  It is also possible that in the future U.S. Congress may adversely amend the existing legislation or adopt new statutory language which would adversely affect us, the industry generally or our ceding clients in respect of excise tax liabilities.
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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 20, 2014, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended June 30, 2014, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$408.7
April 1 - 30, 2014	329,375	$96.84	—	$—	329,375	$96.84	(31.9)
May 1 - 20, 2014	55,931	$99.91	—	$—	55,931	$99.91	(5.6)
May 20, 2014 - renewal of authorized share repurchase program of $500.0 million							128.8
Dollar amount available to be repurchased							500.0
May 21 - 31, 2014	—	$—	—	$—	—	$—	—
June 1 - 30, 2014	—	$—	—	$—	—	$—	—
Total	385,306	$97.29	—	$—	385,306	$97.29	$500.0

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the six months ended June 30, 2014, the Company repurchased approximately 3.4 million common shares in open market transactions at an aggregate cost of $314.5 million and at an average share price of $93.53.
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

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	July 30, 2014
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	July 30, 2014
Mark A. Wilcox