Form 10-Q
period 2014-09-30
RENAISSANCERE HOLDINGS LTD
filed 2014-11-06
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at November 3, 2014 was 38,529,054.

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

•
the inherent uncertainties in our reserving process, particularly as regards to large catastrophic events and longer tail casualty lines, the uncertainties of which we expect to increase as our product and geographical diversity increases;

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

•
risks associated with implementing our business strategies and initiatives, including risks related to strategic transactions, developing or enhancing the operations, controls and other infrastructure necessary in respect of our more recent, new or proposed initiatives, and the risk that we may fail to succeed in our business or financing plans for these initiatives;

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

•
risks associated with the management of our operations as our product and geographical diversity increases, including the potential inability to allocate sufficient resources to our strategic and tactical plans or to address additional industry or regulatory developments and requirements;

•
changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the current macroeconomic uncertainty and the recent period of relative economic weakness, both globally, particularly in respect of Eurozone countries and companies, and in the U.S.;

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	September 30, 2014	December 31, 2013
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value (Amortized cost $4,735,061 and $4,781,712 at September 30, 2014 and December 31, 2013, respectively)	$4,750,766	$4,809,036
Fixed maturity investments available for sale, at fair value (Amortized cost $24,664 and $30,273 at September 30, 2014 and December 31, 2013, respectively)	28,069	34,241
Short term investments, at fair value	1,031,143	1,044,779
Equity investments trading, at fair value	301,714	254,776
Other investments, at fair value	501,487	573,264
Investments in other ventures, under equity method	118,245	105,616
Total investments	6,731,424	6,821,712
Cash and cash equivalents	300,547	408,032
Premiums receivable	630,718	474,087
Prepaid reinsurance premiums	195,978	66,132
Reinsurance recoverable	79,043	101,025
Accrued investment income	25,514	34,065
Deferred acquisition costs	130,108	81,684
Receivable for investments sold	147,206	75,845
Other assets	108,443	108,438
Goodwill and other intangible assets	7,954	8,111
Total assets	$8,356,935	$8,179,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$1,532,780	$1,563,730
Unearned premiums	758,272	477,888
Debt	249,499	249,430
Reinsurance balances payable	501,155	293,022
Payable for investments purchased	284,295	193,221
Other liabilities	203,908	397,596
Total liabilities	3,529,909	3,174,887
Commitments and Contingencies
Redeemable noncontrolling interest	1,091,166	1,099,860
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at September 30, 2014 (December 31, 2013 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 38,887,563 shares issued and outstanding at September 30, 2014 (December 31, 2013 – 43,646,436)	38,888	43,646
Accumulated other comprehensive income	3,829	4,131
Retained earnings	3,293,143	3,456,607
Total shareholders’ equity attributable to RenaissanceRe	3,735,860	3,904,384
Total liabilities, noncontrolling interests and shareholders’ equity	$8,356,935	$8,179,131
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2014 and 2013
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Gross premiums written	$200,992	$182,649	$1,417,792	$1,521,290
Net premiums written	$159,713	$127,241	$956,467	$1,123,163
Decrease (increase) in unearned premiums	99,266	167,476	(150,538)	(265,302)
Net premiums earned	258,979	294,717	805,929	857,861
Net investment income	24,941	59,931	98,430	129,296
Net foreign exchange gains	5,036	488	6,367	170
Equity in earnings of other ventures	9,806	7,313	21,237	16,920
Other (loss) income	(1,169)	651	(1,642)	(2,186)
Net realized and unrealized (losses) gains on investments	(31,097)	28,472	10,958	(26,788)
Total revenues	266,496	391,572	941,279	975,273
Expenses
Net claims and claim expenses incurred	69,647	60,928	209,950	192,141
Acquisition expenses	37,550	37,699	104,727	94,475
Operational expenses	46,972	44,672	135,437	133,447
Corporate expenses	3,905	4,307	12,404	30,318
Interest expense	4,290	4,298	12,875	13,632
Total expenses	162,364	151,904	475,393	464,013
Income from continuing operations before taxes	104,132	239,668	465,886	511,260
Income tax expense	(245)	(223)	(207)	(356)
Income from continuing operations	103,887	239,445	465,679	510,904
(Loss) income from discontinued operations	—	(9,779)	—	2,422
Net income	103,887	229,666	465,679	513,326
Net income attributable to noncontrolling interests	(30,477)	(44,331)	(109,323)	(96,953)
Net income attributable to RenaissanceRe	73,410	185,335	356,356	416,373
Dividends on preference shares	(5,595)	(5,595)	(16,786)	(19,353)
Net income available to RenaissanceRe common shareholders	$67,815	$179,740	$339,570	$397,020
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$1.72	$4.32	$8.38	$8.95
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share – basic	—	(0.23)	—	0.06
Net income available to RenaissanceRe common shareholders per common share – basic	$1.72	$4.09	$8.38	$9.01
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$1.70	$4.23	$8.26	$8.79
(Loss) income from discontinued operations (attributable) available to RenaissanceRe common shareholders per common share – diluted	—	(0.22)	—	0.05
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.70	$4.01	$8.26	$8.84
Dividends per common share	$0.29	$0.28	$0.87	$0.84
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Comprehensive income
Net income	$103,887	$229,666	$465,679	$513,326
Change in net unrealized gains on investments	(89)	(343)	(302)	(9,056)
Comprehensive income	103,798	229,323	465,377	504,270
Net income attributable to noncontrolling interests	(30,477)	(44,331)	(109,323)	(96,953)
Comprehensive income attributable to noncontrolling interests	(30,477)	(44,331)	(109,323)	(96,953)
Comprehensive income attributable to RenaissanceRe	$73,321	$184,992	$356,054	$407,317
Disclosure regarding net unrealized gains
Total net realized and unrealized holding (gains) losses on investments and net other-than-temporary impairments	$(89)	$25	$(302)	$(1,508)
Net realized gains on fixed maturity investments available for sale	—	(368)	—	(7,548)
Change in net unrealized gains on investments	$(89)	$(343)	$(302)	$(9,056)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Preference shares
Balance – January 1	$400,000	$400,000
Issuance of shares	—	275,000
Repurchase of shares	—	(275,000)
Balance – September 30	400,000	400,000
Common shares
Balance – January 1	43,646	45,542
Repurchase of shares	(4,996)	(1,722)
Exercise of options and issuance of restricted stock awards	238	571
Balance – September 30	38,888	44,391
Additional paid-in capital
Balance – January 1	—	—
Repurchase of shares	(5,359)	3,019
Offering expenses	—	(9,345)
Change in noncontrolling interests	1,118	622
Exercise of options and issuance of restricted stock awards	4,241	5,704
Balance – September 30	—	—
Accumulated other comprehensive income
Balance – January 1	4,131	13,622
Change in net unrealized gains on investments	(302)	(9,056)
Balance – September 30	3,829	4,566
Retained earnings
Balance – January 1	3,456,607	3,043,901
Net income	465,679	513,326
Net income attributable to noncontrolling interests	(109,323)	(96,953)
Repurchase of shares	(468,200)	(142,208)
Dividends on common shares	(34,834)	(36,956)
Dividends on preference shares	(16,786)	(19,353)
Balance – September 30	3,293,143	3,261,757
Noncontrolling interest	—	3,720
Total shareholders’ equity	$3,735,860	$3,714,434

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows provided by operating activities
Net income	$465,679	$513,326
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	30,270	42,423
Equity in undistributed earnings of other ventures	(16,519)	(12,048)
Net realized and unrealized (gains) losses on investments	(10,958)	26,806
Net unrealized gains included in net investment income	(2,908)	(33,836)
Net unrealized (gains) losses included in other (loss) income	(264)	12,782
Change in:
Premiums receivable	(156,631)	(244,572)
Prepaid reinsurance premiums	(129,846)	(89,258)
Reinsurance recoverable	21,982	43,311
Deferred acquisition costs	(48,424)	(51,222)
Reserve for claims and claim expenses	(30,950)	(195,668)
Unearned premiums	280,384	354,560
Reinsurance balances payable	208,133	68,569
Other	(216,559)	(49,375)
Net cash provided by operating activities	393,389	385,798
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	5,896,330	6,356,691
Purchases of fixed maturity investments trading	(5,843,501)	(6,449,697)
Proceeds from sales and maturities of fixed maturity investments available for sale	6,076	43,564
Net purchases of equity investments trading	(33,925)	(33,714)
Net sales (purchases) of short term investments	21,578	(118,126)
Net sales of other investments	74,706	198,101
Net sales (purchases) of investments in other ventures	1,030	(2,500)
Net sales (puchases) of other assets	6,000	(994)
Net cash provided by (used in) investing activities	128,294	(6,675)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(34,834)	(36,956)
Dividends paid – preference shares	(16,786)	(19,353)
RenaissanceRe common share repurchases	(475,343)	(140,911)
Net repayment of debt	—	(100,847)
Redemption of 6.08% Series C preference shares	—	(125,000)
Redemption of 6.60% Series D preference shares	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	—	265,655
Net third party redeemable noncontrolling interest share transactions	(107,091)	(103,628)
Net cash used in financing activities	(634,054)	(411,040)
Effect of exchange rate changes on foreign currency cash	4,886	3,366
Net decrease in cash and cash equivalents	(107,485)	(28,551)
Net increase in cash and cash equivalents of discontinued operations	—	(9,244)
Cash and cash equivalents, beginning of period	408,032	304,145
Cash and cash equivalents, end of period	$300,547	$266,350

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

•
RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. Third-party investors have subscribed for a portion of the participating, non-voting common shares of

Medici. Because the Company owns a noncontrolling equity interest in, but controls all of the outstanding voting power of Medici, the results of Medici are consolidated in the Company’s financial statements. Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.

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
The Company did not have any assets, liabilities or shareholder’s equity of discontinued operations held for sale related to REAL at September 30, 2014 or December 31, 2013.
Details of the income from discontinued operations for the three and nine months ended September 30, 2014 and 2013 are as follows and relate entirely to REAL:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Net investment (loss) income	$—	$(3)	$—	$1,150
Net foreign exchange (losses) gains	—	(140)	—	849
Other (loss) income	—	(1,001)	—	9,471
Net realized and unrealized losses on investments	—	(5)	—	(18)
Total revenues	—	(1,149)	—	11,452
Expenses
Operational expenses	—	30	—	89
Corporate expenses	—	(2)	—	104
Total expenses	—	28	—	193
Loss on sale of REAL	—	(8,770)	—	(8,770)
(Loss) income before taxes	—	(9,947)	—	2,489
Income tax expense	—	168	—	(67)
(Loss) income from discontinued operations	$—	$(9,779)	$—	$2,422

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2014	December 31, 2013
U.S. treasuries	$1,636,326	$1,352,413
Agencies	120,025	186,050
Non-U.S. government (Sovereign debt)	282,326	334,580
Non-U.S. government-backed corporate	141,159	237,479
Corporate	1,572,168	1,803,415
Agency mortgage-backed	320,584	336,661
Non-agency mortgage-backed	252,241	243,795
Commercial mortgage-backed	397,685	303,214
Asset-backed	28,252	11,429
Total fixed maturity investments trading	$4,750,766	$4,809,036

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$4,174	$380	$—	$4,554	$—
Non-agency mortgage-backed	9,999	2,218	(3)	12,214	(677)
Commercial mortgage-backed	7,294	656	—	7,950	—
Asset-backed	3,197	154	—	3,351	—
Total fixed maturity investments available for sale	$24,664	$3,408	$(3)	$28,069	$(677)

		Included in Accumulated Other Comprehensive Income
December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$4,880	$378	$(11)	$5,247	$—
Non-agency mortgage-backed	11,735	2,414	(6)	14,143	(742)
Commercial mortgage-backed	10,052	970	—	11,022	—
Asset-backed	3,606	223	—	3,829	—
Total fixed maturity investments available for sale	$30,273	$3,985	$(17)	$34,241	$(742)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
September 30, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$97,830	$97,868	$—	$—	$97,830	$97,868
Due after one through five years	2,951,631	2,949,329	—	—	2,951,631	2,949,329
Due after five through ten years	595,874	593,633	—	—	595,874	593,633
Due after ten years	108,080	111,174	—	—	108,080	111,174
Mortgage-backed	953,480	970,510	21,467	24,718	974,947	995,228
Asset-backed	28,166	28,252	3,197	3,351	31,363	31,603
Total	$4,735,061	$4,750,766	$24,664	$28,069	$4,759,725	$4,778,835

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2014	December 31, 2013
Financials	$199,798	$152,905
Communications and technology	32,377	4,300
Industrial, utilities and energy	30,347	25,350
Consumer	18,796	44,115
Healthcare	16,396	15,340
Basic materials	4,000	12,766
Total	$301,714	$254,776

Pledged Investments
At September 30, 2014, $2,115.6 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s syndicated letter of credit facility and bilateral letter of credit facility (December 31, 2013 - $2,081.1 million). Of this amount, $685.8 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2013 - $652.8 million).
Reverse Repurchase Agreements
At September 30, 2014, the Company held $18.6 million (December 31, 2013 - $37.3 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Fixed maturity investments	$24,519	$24,423	$74,751	$71,148
Short term investments	251	563	727	1,318
Equity investments	736	706	2,311	1,050
Other investments
Hedge funds and private equity investments	(3,320)	14,179	17,337	31,296
Other	5,547	22,735	11,558	32,874
Cash and cash equivalents	116	47	300	108
	27,849	62,653	106,984	137,794
Investment expenses	(2,908)	(2,722)	(8,554)	(8,498)
Net investment income	$24,941	$59,931	$98,430	$129,296

The following table provides an analysis of the components of net realized and unrealized gains on investments.

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross realized gains	$7,962	$8,813	$33,595	$60,437
Gross realized losses	(2,720)	(22,241)	(10,871)	(41,396)
Net realized gains on fixed maturity investments	5,242	(13,428)	22,724	19,041
Net unrealized (losses) gains on fixed maturity investments trading	(36,600)	33,405	21,200	(85,338)
Net realized and unrealized (losses) gains on investments-related derivatives	(1,868)	3,557	(19,651)	24,488
Net realized gains on equity investments trading	3,523	560	8,578	18,195
Net unrealized (losses) gains on equity investments trading	(1,394)	4,378	(21,893)	(3,174)
Net realized and unrealized (losses) gains on investments	$(31,097)	$28,472	$10,958	$(26,788)

The following tables provide an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended September 30, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$211	$3,707	$3,918
Other comprehensive income (loss) before reclassifications	213	(302)	(89)
Ending balance	$424	$3,405	$3,829

	Nine months ended September 30, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$163	$3,968	$4,131
Other comprehensive income (loss) before reclassifications	261	(563)	(302)
Ending balance	$424	$3,405	$3,829

	Three months ended September 30, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$218	$4,691	$4,909
Other comprehensive (loss) income before reclassifications	(91)	116	25
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(368)	(368)
Net current-period other comprehensive loss	(91)	(252)	(343)
Ending balance	$127	$4,439	$4,566

	Nine months ended September 30, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$1,625	$11,997	$13,622
Other comprehensive loss before reclassifications	(1,498)	(10)	(1,508)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(7,548)	(7,548)
Net current-period other comprehensive loss	(1,498)	(7,558)	(9,056)
Ending balance	$127	$4,439	$4,566

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$73	$(3)	$73	$(3)
Total	$—	$—	$73	$(3)	$73	$(3)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency mortgage-backed	$726	$(11)	$—	$—	$726	$(11)
Non-agency mortgage-backed	—	—	89	(6)	89	(6)
Commercial mortgage-backed	39	—	—	—	39	—
Total	$765	$(11)	$89	$(6)	$854	$(17)

At September 30, 2014, the Company held two fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2013 - four), including two fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2013 - two). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the nine months ended September 30, 2014 and 2013, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
For the nine months ended September 30, 2014, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2013 – $Nil and $Nil, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning balance	$529	$791	$561	$838
Reductions:
Securities sold during the period	(15)	(38)	(47)	(85)
Ending balance	$514	$753	$514	$753

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
Other than the transaction noted below, there have been no material changes in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and 3 during the period represented by these consolidated financial statements. As discussed in greater detail below, the Company transferred its investment in the common shares of Trupanion, Inc. (“Trupanion”), a company that provides insurance for a variety of veterinarian costs, from Level 3 to Level 1, effective July 18, 2014, the date on which Trupanion became a publicly traded company on the New York Stock Exchange (the “NYSE”). The fair value transferred from Level 3 to Level 1 was $24.6 million.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,636,326	$1,636,326	$—	$—
Agencies	120,025	—	120,025	—
Non-U.S. government (Sovereign debt)	282,326	—	282,326	—
Non-U.S. government-backed corporate	141,159	—	141,159	—
Corporate	1,572,168	—	1,556,232	15,936
Agency mortgage-backed	325,138	—	325,138	—
Non-agency mortgage-backed	264,455	—	264,455	—
Commercial mortgage-backed	405,635	—	405,635	—
Asset-backed	31,603	—	31,603	—
Total fixed maturity investments	4,778,835	1,636,326	3,126,573	15,936
Short term investments	1,031,143	—	1,031,143	—
Equity investments trading	301,714	301,714	—	—
Other investments
Private equity partnerships	300,800	—	—	300,800
Catastrophe bonds	179,246	—	179,246	—
Senior secured bank loan fund	18,723	—	—	18,723
Hedge funds	2,718	—	—	2,718
Total other investments	501,487	—	179,246	322,241
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(7,281)	—	—	(7,281)
Derivatives (1)	(1,468)	479	(1,957)	10
Other	(8,523)	—	(8,523)	—
Total other assets and (liabilities)	(17,272)	479	(10,480)	(7,271)
	$6,595,907	$1,938,519	$4,326,482	$330,906

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
U.S. treasuries
Level 1 - At September 30, 2014, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 1.0% and a weighted average credit quality of AA (December 31, 2013 - 0.8% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2014, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.5% and a weighted average credit quality of AA (December 31, 2013 - 1.3% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at September 30, 2014 had a weighted average effective yield of 1.2% and a weighted average credit quality of AA (December 31, 2013 - 1.3% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.4% and a weighted average credit quality of AA at September 30, 2014 (December 31, 2013 - 1.1% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate
Level 2 - At September 30, 2014, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 3.0% and a weighted average credit quality of BBB (December 31, 2013 - 2.7% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At September 30, 2014, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.6%, a weighted average credit quality of AA and a weighted average life of 6.2 years (December 31, 2013 - 2.9%, AA and 6.2 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At September 30, 2014, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 3.2%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.3 years (December 31, 2013 - 3.7%, BBB and 4.4 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2014 have a weighted average effective yield of 3.9%, a weighted average credit quality of BBB and a weighted average life of 5.0 years (December 31, 2013 - 4.7%, non-investment grade and 4.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at September 30, 2014 have a weighted average effective yield of 2.2%, a weighted average credit quality of AAA, and a weighted average life of 4.0 years (December 31, 2013 - 2.1%, AA and 3.3 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bid and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2014, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.6%, a weighted average credit quality of AAA and a weighted average life of 2.7 years (December 31, 2013 - 2.0%, AAA and 3.5 years, respectively). The underlying collateral for the

Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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
At June 30, 2014, the Company had a corporate fixed maturity investment of $30.2 million in the convertible preferred equity of Trupanion, for which the Company measured the fair value using Level 3 inputs. On July 18, 2014, Trupanion common stock began publicly trading on the NYSE. Effective immediately prior to the closing of the IPO, the Company’s investment in the convertible preferred equity of Trupanion was converted into 2.5 million common shares of Trupanion. Trupanion common shares began publicly trading on the NYSE on July 18, 2014 at a share price of $10.00, resulting in a fair value of $24.6 million. Following the IPO, the Company transferred its investment in Trupanion from corporate fixed maturity investments to its portfolio of equity investments trading on its consolidated balance sheet and any realized and unrealized gains or losses related to Trupanion from the IPO price are included in net realized and unrealized gains (losses) on investments on the Company’s consolidated statements of operations. The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares of Trupanion it holds prior to January 14, 2015. Included in equity investments trading at September 30, 2014 is $20.9 million related to the Company’s investment in Trupanion.
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

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at September 30, 2014 of $8.5 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2014	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$15,936	Discounted cash flow (“DCF”)	Credit spread (U)	n/a	n/a	0.0%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.4%
			Dividend rate (O)	n/a	n/a	6.2%
Total fixed maturity investments	15,936
Other investments
Private equity partnerships	300,800	Net asset valuation	Estimated performance (U)	(13.9)%	8.3%	(0.4)%
Senior secured bank loan fund	18,723	Net asset valuation	Estimated performance (U)	n/a	n/a	0.5%
Hedge funds	2,718	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	322,241
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(7,281)	Internal valuation model	Net undiscounted cash flows (U)	$140	$6,284	$3,784
			Contract period (O)	824	1,100	857
			Discount rate (U)	n/a	n/a	0.8%
Weather contract	(254)	Internal valuation model	See below	n/a	n/a	See below
Call rights	264	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	(7,271)
	$330,906

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company with a fair value of $15.9 million at September 30, 2014. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At September 30, 2014, the dividend rate was 6.2%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.4% and a credit spread of 0.0%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a

DCF model. The fair value of the Company’s investment in this corporate fixed maturity investment determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $300.8 million of investments in private equity partnerships at September 30, 2014 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended September 30, 2014 was negative 13.9% to positive 8.3% with a weighted average of negative 0.4%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.
Senior secured bank loan fund
Level 3 - The Company has $18.7 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that the fund is following fair value principles consistent with GAAP in determining the net asset value. The fair value of the Company’s investment in the senior secured bank loan fund is positively correlated to the estimated monthly net asset valuations received from the investment manager.

Hedge funds
Level 3 - The Company has $2.7 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - The Company has a $7.3 million liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available.  The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; and the relevant discount rate used to present value the net cash flows.  The contract period is considered an observable input as it is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, would result in an increase in the expected profit and ultimate fair value of the Company's assumed and ceded (re)insurance contracts.
Weather Contract
Level 3 - The Company has a $0.3 million liability related to a weather contract entered into with an insurance company, with the fair value determined through the use of an internal valuation model. Inputs to the internal valuation model are based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in an increase (decrease) to the fair value of the Company’s weather contract liability.
Call Rights
Level 3 - The Company has an agreement with a counterparty that gives the counterparty the right to purchase shares the Company has in certain of its equity method investees at a price above the Company’s current carrying value for those investments. The agreement is considered a derivative for accounting purposes and the Company’s estimated fair value of the agreement is $0.3 million. The fair value is based on an internal valuation model which incorporates the estimated intrinsic value of the agreement, the time value of money, and the likelihood of the agreement being exercised and ultimately settled. The fair value of the agreement is positively correlated to the tangible GAAP book value of the underlying equity method investees as well as the likelihood of the agreement being exercised and ultimately settled.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2014	$46,176	$334,149	$1,071	$381,396
Total unrealized gains (losses)
Included in net investment income	(5,596)	(8,054)	9	(13,641)
Included in other (loss) income	—	—	(1,956)	(1,956)
Total realized losses
Included in other (loss) income	—	—	225	225
Total foreign exchange gains	—	(2,074)	20	(2,054)
Purchases	—	12,425	(6,640)	5,785
Settlements	—	(14,205)	—	(14,205)
Net transfers out of Level 3	(24,644)	—	—	(24,644)
Balance - September 30, 2014	$15,936	$322,241	$(7,271)	$330,906
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(2)	$(8,054)	$9	$(8,047)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other loss	$—	$—	$(1,956)	$(1,956)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2014	$27,580	$344,248	$(2,490)	$369,338
Total unrealized gains (losses)
Included in net investment income	13,000	1,401	1,404	15,805
Included in other (loss) income	—	—	264	264
Total realized losses
Included in other (loss) income	—	—	225	225
Total foreign exchange gains	—	(2,273)	(34)	(2,307)
Purchases	—	37,817	(6,640)	31,177
Settlements	—	(58,952)	—	(58,952)
Net transfers out of Level 3	(24,644)	—	—	(24,644)
Balance - September 30, 2014	$15,936	$322,241	$(7,271)	$330,906
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$210	$1,401	$1,404	$3,015
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other loss	$—	$—	$264	$264

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2013	$25,681	$393,704	$625	$420,010
Total unrealized gains (losses)
Included in net investment income	(311)	20,480	—	20,169
Included in other (loss) income	—	—	(625)	(625)
Total realized losses
Included in other (loss) income	—	—	281	281
Total foreign exchange gains	—	1,218	—	1,218
Purchases	—	6,056	(563)	5,493
Settlements	—	(22,829)	—	(22,829)
Balance - September 30, 2013	$25,370	$398,629	$(282)	$423,717
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(311)	$20,480	$—	$20,169
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(625)	$(625)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2013	$27,792	$381,067	$21,513	$430,372
Total unrealized gains (losses)
Included in net investment income	78	31,123	—	31,201
Included in other income (loss)	—	—	(625)	(625)
Total realized losses
Included in other income (loss)	—	—	(2,365)	(2,365)
Total foreign exchange gains	—	801	—	801
Purchases	—	35,252	(563)	34,689
Settlements	(2,500)	(67,856)	—	(70,356)
Reclassified from other assets to other investments	—	18,242	(18,242)	—
Balance - September 30, 2013	$25,370	$398,629	$(282)	$423,717
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$78	$29,913	$—	$29,991
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(625)	$(625)

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
Senior Notes
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At September 30, 2014, the fair value of the 5.75% Senior Notes was $271.0 million (December 31, 2013 – $273.9 million).
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

	September 30, 2014	December 31, 2013
Other investments	$501,487	$573,264
Other liabilities	$7,281	$—

Included in net investment income for the three and nine months ended September 30, 2014 was net unrealized losses of $6.0 million and gains of $2.9 million, respectively, related to the changes in fair value of other investments (2013 – gains of $22.9 million and gains of $32.6 million, respectively). Net unrealized gains related to the changes in the fair value of other assets and liabilities recorded in other (loss) income was $Nil and $Nil for the three and nine months ended September 30, 2014, respectively (2013 - $Nil and $Nil, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At September 30, 2014	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$300,800	$77,563	See below	See below	See below
Senior secured bank loan fund	18,723	6,666	See below	See below	See below
Hedge funds	2,718	—	See below	See below	See below
Total other investments measured using net asset valuations	$322,241	$84,229

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
Senior secured bank loan fund – The Company has $18.7 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investments in this fund is valued using the estimated monthly net asset valuation received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in the closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at September 30, 2014 are $2.7 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Premiums written
Direct	$20,481	$12,198	$54,043	$38,848
Assumed	180,511	170,451	1,363,749	1,482,442
Ceded	(41,279)	(55,408)	(461,325)	(398,127)
Net premiums written	$159,713	$127,241	$956,467	$1,123,163
Premiums earned
Direct	$18,101	$11,395	$47,279	$32,057
Assumed	354,142	387,194	1,090,129	1,134,673
Ceded	(113,264)	(103,872)	(331,479)	(308,869)
Net premiums earned	$258,979	$294,717	$805,929	$857,861
Claims and claim expenses
Gross claims and claim expenses incurred	$76,973	$66,712	$242,187	$217,705
Claims and claim expenses recovered	(7,326)	(5,784)	(32,237)	(25,564)
Net claims and claim expenses incurred	$69,647	$60,928	$209,950	$192,141

NOTE 7. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2014	December 31, 2013
Redeemable noncontrolling interest - DaVinciRe	$996,364	$1,063,368
Redeemable noncontrolling interest - Medici	94,802	36,492
Redeemable noncontrolling interest	$1,091,166	$1,099,860

A summary of the Company’s noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Redeemable noncontrolling interest - DaVinciRe	$28,136	$43,868	$105,022	$96,692
Redeemable noncontrolling interest - Medici	2,341	436	4,301	443
Noncontrolling interest - Angus Fund	—	27	—	(182)
Net income attributable to noncontrolling interests	$30,477	$44,331	$109,323	$96,953

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 23.4% at September 30, 2014 (December 31, 2013 - 27.3%).
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
2014
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including the Company, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $60.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.5%, effective January 1, 2014. During February 2014, DaVinciRe paid $30.0 million of the $60.0 million holdback. There were no additional payments of the holdback during the second and third quarters of 2014.
Effective July 1, 2014, the Company sold a portion of its shares of DaVinciRe to an existing third party shareholder. The Company sold these shares for $38.9 million. The Company's ownership in DaVinciRe was 26.5% at June 30, 2014 and subsequent to the above transaction, its ownership interest in DaVinciRe decreased to 23.4% effective July 1, 2014.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning balance	$930,231	$889,116	$1,063,368	$968,259
Redemption of shares from redeemable noncontrolling interest	(857)	(1,095)	(220,602)	(187,989)
Sale of shares to redeemable noncontrolling interests	38,854	583	48,576	55,510
Net income attributable to redeemable noncontrolling interest	28,136	43,868	105,022	96,692
Ending balance	$996,364	$932,472	$996,364	$932,472

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

2014
During the nine months ended September 30, 2014, third-party investors subscribed for and redeemed an aggregate of $57.1 million and $3.1 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici decreased to 49.6%, effective September 30, 2014.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning balance	$93,661	$8,007	$36,492	$—
Redemption of shares from redeemable noncontrolling interest	(1,200)	—	(3,075)	—
Sale of shares to redeemable noncontrolling interests	—	5,000	57,084	13,000
Net income attributable to redeemable noncontrolling interest	2,341	436	4,301	443
Ending balance	$94,802	$13,443	$94,802	$13,443

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
Effective December 1, 2013, both RRV U.S. and RenTech contributed their ownership interests in the Angus Fund to Angus for $2.3 million, in return for equity interests in Angus. The Company previously had an equity interest of 38.8% in Angus, and as a result of these transactions, its equity interest in Angus increased to 42.5%. In addition, these transactions resulted in $1.7 million of additional goodwill related to the Company’s additional investment in Angus. During the first quarter of 2014, Angus raised additional capital from its existing third party investors. The Company did not participate in this capital raise and, as a result, the Company’s ownership interest in Angus is 40.4% at September 30, 2014. The Company records its equity investment in Angus one quarter in arrears.
Prior to December 1, 2013, the Angus Fund met the definition of a VIE; therefore the Company evaluated its ownership in the Angus Fund to determine if it was the primary beneficiary. The Company had concluded it was the primary beneficiary of the Angus Fund as it had the power to direct, and had a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund were consolidated. The portion of the Angus Fund’s earnings owned by third parties was recorded in the consolidated statements of operations as net income attributable to noncontrolling interest. Effective December 1, 2013, the Company concluded that it no longer had the power to direct the activities, nor was it the primary beneficiary, of the Angus Fund and as a result, it was deconsolidated. At September 30, 2014 and December 31, 2013, the Company’s equity investment in Angus is recorded under investments in other ventures, under equity method on the Company’s consolidated balance sheets.

The activity in noncontrolling interest – Angus Fund is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning balance	$—	$3,693	$—	$3,991
Adjustment of ownership interest	—	—	—	139
Net loss attributable to noncontrolling interest	—	27	—	(182)
Dividends on common shares	—	—	—	(228)
Ending balance	$—	$3,720	$—	$3,720

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
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of Upsilon RFO as it: (i) has the power over the activities that most significantly impact the economic performance of Upsilon RFO and (ii) has the obligation to absorb losses, and right to receive benefits, in accordance with the accounting guidance, that could be significant to Upsilon RFO. As a result, the Company consolidates Upsilon RFO and all significant inter-company transactions have been eliminated. The Company has not provided financial or other support to Upsilon RFO that was not contractually required to be provided.
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
At September 30, 2014, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $463.9 million and $463.9 million, respectively (December 31, 2013 - $474.2 million and $474.2 million, respectively, including $156.3 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2013 for risks incepted during the first quarter of 2014).
Inclusive of all capital raised for risks incepting during the first nine months of 2014, the Company has a 30.5% participation in the original risks assumed by Upsilon RFO for the period from January 1, 2014 through September 30, 2014.
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At September 30, 2014, the total assets and total liabilities of Mona Lisa Re were $187.1 million and $187.1 million, respectively (December 31, 2013 - $209.6 million and $209.6 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $8.6 million and $6.3 million, respectively, during the nine months ended September 30, 2014 (2013 - $9.2 million and $1.2 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $6.9 million and $4.9 million, respectively, during the nine months ended September 30, 2014 (2013 - $0.3 million and $0.3 million, respectively).

NOTE 9. SHAREHOLDERS’ EQUITY
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.29 per common share to shareholders of record on March 14, 2014, June 13, 2014 and September 15, 2014. During the nine months ended September 30, 2014, the Company declared and paid $16.8 million in preference share dividends (2013 - $19.4 million) and $34.8 million in common share dividends (2013 - $37.0 million).
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2014, the Company repurchased an aggregate of 5.0 million shares in open market transactions, at an aggregate cost of $478.6 million, and at an average share price of $95.79. On August 6, 2014, RenaissanceRe’s Board of Directors approved a renewal of the Company’s authorized share repurchase program for an aggregate amount of $500.0 million. At September 30, 2014, $365.3 million remained available for repurchase under the Board authorized share repurchase program. See “Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds” for additional information. See “Note 15. Subsequent Events” for additional information related to share repurchases subsequent to September 30, 2014.
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

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(thousands of shares)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Net income available to RenaissanceRe common shareholders	$67,815	$179,740	$339,570	$397,020
Amount allocated to participating common shareholders (1)	(904)	(2,539)	(4,466)	(5,740)
Net income allocated to RenaissanceRe common shareholders	$66,911	$177,201	$335,104	$391,280
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	38,975	43,330	39,983	43,412
Per common share equivalents of employee stock options and restricted shares	458	805	595	835
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	39,433	44,135	40,578	44,247
Net income available to RenaissanceRe common shareholders per common share – basic	$1.72	$4.09	$8.38	$9.01
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.70	$4.01	$8.26	$8.84

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended September 30, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$68,252	$68,883	$63,857	$—	$200,992
Net premiums written	$41,807	$61,879	$56,027	$—	$159,713
Net premiums earned	$136,719	$63,473	$58,788	$(1)	$258,979
Net claims and claim expenses incurred	(666)	31,759	39,027	(473)	69,647
Acquisition expenses	9,131	15,806	12,614	(1)	37,550
Operational expenses	24,154	10,234	12,475	109	46,972
Underwriting income (loss)	$104,100	$5,674	$(5,328)	$364	104,810
Net investment income				24,941	24,941
Net foreign exchange gains				5,036	5,036
Equity in earnings of other ventures				9,806	9,806
Other loss				(1,169)	(1,169)
Net realized and unrealized losses on investments				(31,097)	(31,097)
Corporate expenses				(3,905)	(3,905)
Interest expense				(4,290)	(4,290)
Income before taxes and noncontrolling interests					104,132
Income tax expense				(245)	(245)
Net income attributable to noncontrolling interests				(30,477)	(30,477)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$67,815

Net claims and claim expenses incurred – current accident year	$9,661	$46,444	$38,882	$—	$94,987
Net claims and claim expenses incurred – prior accident years	(10,327)	(14,685)	145	(473)	(25,340)
Net claims and claim expenses incurred – total	$(666)	$31,759	$39,027	$(473)	$69,647

Net claims and claim expense ratio – current accident year	7.1%	73.2%	66.1%	—%	36.7%
Net claims and claim expense ratio – prior accident years	(7.6)%	(23.2)%	0.3%	47,300.0%	(9.8)%
Net claims and claim expense ratio – calendar year	(0.5)%	50.0%	66.4%	47,300.0%	26.9%
Underwriting expense ratio	24.4%	41.1%	42.7%	(10,800.0)%	32.6%
Combined ratio	23.9%	91.1%	109.1%	36,500.0%	59.5%

Nine months ended September 30, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$924,046	$274,727	$219,019	$—	$1,417,792
Net premiums written	$534,994	$233,622	$187,848	$3	$956,467
Net premiums earned	$460,455	$186,691	$158,757	$26	$805,929
Net claims and claim expenses incurred	42,519	77,915	90,419	(903)	209,950
Acquisition expenses	34,063	44,052	33,303	(6,691)	104,727
Operational expenses	66,773	30,854	37,566	244	135,437
Underwriting income (loss)	$317,100	$33,870	$(2,531)	$7,376	355,815
Net investment income				98,430	98,430
Net foreign exchange gains				6,367	6,367
Equity in earnings of other ventures				21,237	21,237
Other loss				(1,642)	(1,642)
Net realized and unrealized gains on investments				10,958	10,958
Corporate expenses				(12,404)	(12,404)
Interest expense				(12,875)	(12,875)
Income before taxes and noncontrolling interests					465,886
Income tax expense				(207)	(207)
Net income attributable to noncontrolling interests				(109,323)	(109,323)
Dividends on preference shares				(16,786)	(16,786)
Net income available to RenaissanceRe common shareholders					$339,570

Net claims and claim expenses incurred – current accident year	$60,663	$113,809	$94,594	$—	$269,066
Net claims and claim expenses incurred – prior accident years	(18,144)	(35,894)	(4,175)	(903)	(59,116)
Net claims and claim expenses incurred – total	$42,519	$77,915	$90,419	$(903)	$209,950

Net claims and claim expense ratio – current accident year	13.2%	61.0%	59.6%	—%	33.4%
Net claims and claim expense ratio – prior accident years	(4.0)%	(19.3)%	(2.6)%	(3,473.1)%	(7.3)%
Net claims and claim expense ratio – calendar year	9.2%	41.7%	57.0%	(3,473.1)%	26.1%
Underwriting expense ratio	21.9%	40.2%	44.6%	(24,796.1)%	29.8%
Combined ratio	31.1%	81.9%	101.6%	(28,269.2)%	55.9%

Three months ended September 30, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$82,539	$60,156	$39,954	$—	$182,649
Net premiums written	$32,380	$55,717	$39,014	$130	$127,241
Net premiums earned	$184,416	$63,045	$47,150	$106	$294,717
Net claims and claim expenses incurred	16,897	17,520	28,175	(1,664)	60,928
Acquisition expenses	14,049	14,691	8,938	21	37,699
Operational expenses	24,573	7,303	12,559	237	44,672
Underwriting income (loss)	$128,897	$23,531	$(2,522)	$1,512	151,418
Net investment income				59,931	59,931
Net foreign exchange gains				488	488
Equity in earnings of other ventures				7,313	7,313
Other income				651	651
Net realized and unrealized gains on investments				28,472	28,472
Corporate expenses				(4,307)	(4,307)
Interest expense				(4,298)	(4,298)
Income from continuing operations before taxes					239,668
Income tax expense				(223)	(223)
Loss from discontinued operations				(9,779)	(9,779)
Net income attributable to noncontrolling interests				(44,331)	(44,331)
Dividends on preference shares				(5,595)	(5,595)
Net income attributable to RenaissanceRe common shareholders					$179,740

Net claims and claim expenses incurred – current accident year	$23,041	$20,227	$24,886	$—	$68,154
Net claims and claim expenses incurred – prior accident years	(6,144)	(2,707)	3,289	(1,664)	(7,226)
Net claims and claim expenses incurred – total	$16,897	$17,520	$28,175	$(1,664)	$60,928

Net claims and claim expense ratio – current accident year	12.5%	32.1%	52.8%	—%	23.1%
Net claims and claim expense ratio – prior accident years	(3.3)%	(4.3)%	7.0%	(1,569.8)%	(2.4)%
Net claims and claim expense ratio – calendar year	9.2%	27.8%	59.8%	(1,569.8)%	20.7%
Underwriting expense ratio	20.9%	34.9%	45.5%	243.4%	27.9%
Combined ratio	30.1%	62.7%	105.3%	(1,326.4)%	48.6%

Nine months ended September 30, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$1,138,238	$201,025	$183,015	$(988)	$1,521,290
Net premiums written	$774,585	$188,584	$159,581	$413	$1,123,163
Net premiums earned	$571,550	$159,060	$126,862	$389	$857,861
Net claims and claim expenses incurred	72,520	53,723	68,239	(2,341)	192,141
Acquisition expenses	37,866	32,139	24,338	132	94,475
Operational expenses	74,287	22,458	36,193	509	133,447
Underwriting income (loss)	$386,877	$50,740	$(1,908)	$2,089	437,798
Net investment income				129,296	129,296
Net foreign exchange gains				170	170
Equity in earnings of other ventures				16,920	16,920
Other loss				(2,186)	(2,186)
Net realized and unrealized losses on investments				(26,788)	(26,788)
Corporate expenses				(30,318)	(30,318)
Interest expense				(13,632)	(13,632)
Income from continuing operations before taxes					511,260
Income tax expense				(356)	(356)
Income from discontinued operations				2,422	2,422
Net income attributable to noncontrolling interests				(96,953)	(96,953)
Dividends on preference shares				(19,353)	(19,353)
Net income attributable to RenaissanceRe common shareholders					$397,020

Net claims and claim expenses incurred – current accident year	$115,586	$76,983	$71,274	$—	$263,843
Net claims and claim expenses incurred – prior accident years	(43,066)	(23,260)	(3,035)	(2,341)	(71,702)
Net claims and claim expenses incurred – total	$72,520	$53,723	$68,239	$(2,341)	$192,141

Net claims and claim expense ratio – current accident year	20.2%	48.4%	56.2%	—%	30.8%
Net claims and claim expense ratio – prior accident years	(7.5)%	(14.6)%	(2.4)%	(601.8)%	(8.4)%
Net claims and claim expense ratio – calendar year	12.7%	33.8%	53.8%	(601.8)%	22.4%
Underwriting expense ratio	19.6%	34.3%	47.7%	164.8%	26.6%
Combined ratio	32.3%	68.1%	101.5%	(437.0)%	49.0%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$674	192	$482	Other assets	$—	$482
Foreign currency forward contracts (1)	6,449	519	5,930	Other assets	—	5,930
Foreign currency forward contracts (2)	1,916	454	1,462	Other assets	—	1,462
Credit default swaps	682	79	603	Other assets	570	33
Call rights	264	—	264	Other assets	—	264
Total	$9,985	$1,244	$8,741		$570	$8,171

	Derivative Liabilities
At September 30, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$195	192	$3	Other liabilities	$3	$—
Foreign currency forward contracts (1)	12,592	2,673	9,919	Other liabilities	—	9,919
Foreign currency forward contracts (2)	469	454	15	Other liabilities	—	15
Credit default swaps	97	79	18	Other liabilities	—	18
Weather contract	254	—	254	Other liabilities	254	—
Total	$13,607	$3,398	$10,209		$257	$9,952

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$897	62	$835	Other assets	$—	$835
Foreign currency forward contracts (1)	9,612	1,179	8,433	Other assets	—	8,433
Foreign currency forward contracts (2)	1,013	338	675	Other assets	—	675
Credit default swaps	806	82	724	Other assets	310	414
Total	$12,328	$1,661	$10,667		$310	$10,357

	Derivative Liabilities
At December 31, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$74	62	$12	Other liabilities	$12	$—
Foreign currency forward contracts (1)	2,204	28	2,176	Other liabilities	—	2,176
Foreign currency forward contracts (2)	1,557	338	1,219	Other liabilities	—	1,219
Credit default swaps	94	82	12	Other liabilities	—	12
Weather contract	2,490	—	2,490	Other liabilities	2,490	—
Total	$6,419	$510	$5,909		$2,502	$3,407

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2014	2013
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(1,805)	$3,291
Foreign currency forward contracts (1)	Net foreign exchange gains	(1,340)	11,388
Foreign currency forward contracts (2)	Net foreign exchange gains	8,827	(5,016)
Credit default swaps	Net realized and unrealized (losses) gains on investments	(72)	266
Weather contract	Net realized and unrealized (losses) gains on investments	9	—
Call rights	Other (loss) income	(1,956)	—
Other	Other (loss) income	—	281
Total		$3,663	$10,210

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2014	2013
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(21,441)	$23,496
Foreign currency forward contracts (1)	Net foreign exchange gains	769	512
Foreign currency forward contracts (2)	Net foreign exchange gains	7,486	(3,670)
Credit default swaps	Net realized and unrealized (losses) gains on investments	386	992
Weather contract	Net realized and unrealized (losses) gains on investments	1,404	—
Call rights	Other (loss) income	264	—
Other	Other (loss) income	—	281
Total		$(11,132)	$21,611

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2014.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At September 30, 2014, the Company had $493.9 million of notional long positions and $566.6 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2013 - $1,169.3 million and $356.6 million, respectively). The fair value of these derivatives is determined using exchange traded prices.

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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2014, the Company had outstanding underwriting related foreign currency contracts of $154.8 million in notional long positions and $193.1 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $263.6 million and $139.8 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2014, the Company had outstanding investment portfolio related foreign currency contracts of $29.9 million in notional long positions and $150.0 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $39.6 million and $159.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2014, the Company had outstanding credit derivatives of $5.0 million in notional long positions and $27.4 million in notional short positions, denominated in U.S. dollars (December 31, 2013 - $7.1 million and $18.4 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. At September 30, 2014, the Company had an outstanding weather contract with an insurance company of $2.3 million in a notional short position (December 31, 2013 - $6.4 million).

Call Rights
The Company has an agreement with a counterparty that gives the counterparty the right to purchase shares the Company has in certain of its equity method investees at a price above the Company’s current carrying value for those investments. The agreement is considered a derivative for accounting purposes and the Company’s estimated fair value of the agreement is $0.3 million at September 30, 2014. The fair value is based on an internal valuation model which incorporates the estimated intrinsic value of the agreement, the time value of money, and the likelihood of the agreement being exercised and ultimately settled.
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
NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at September 30, 2014 and December 31, 2013, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2014, and condensed consolidating statements of cash flow for the nine months ended September 30, 2014 and 2013, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.

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

Condensed Consolidating Balance Sheet at September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$108,272	$95,402	$6,527,750	$—	$6,731,424
Cash and cash equivalents	3,213	1,573	295,761	—	300,547
Investments in subsidiaries	3,474,871	69,171	—	(3,544,042)	—
Due from subsidiaries and affiliates	97,005	14	—	(97,019)	—
Premiums receivable	—	—	630,718	—	630,718
Prepaid reinsurance premiums	—	—	195,978	—	195,978
Reinsurance recoverable	—	—	79,043	—	79,043
Accrued investment income	3	97	25,414	—	25,514
Deferred acquisition costs	—	—	130,108	—	130,108
Receivable for investments sold	4,987	—	142,219	—	147,206
Other assets	110,729	1,302	104,574	(100,208)	116,397
Total assets	$3,799,080	$167,559	$8,131,565	$(3,741,269)	$8,356,935
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,532,780	$—	$1,532,780
Unearned premiums	—	—	758,272	—	758,272
Debt	—	249,499	—	—	249,499
Amounts due to subsidiaries and affiliates	40,250	106	—	(40,356)	—
Reinsurance balances payable	—	—	501,155	—	501,155
Payable for investments purchased	4,897	4,993	274,405	—	284,295
Other liabilities	18,073	(509)	186,552	(208)	203,908
Total liabilities	63,220	254,089	3,253,164	(40,564)	3,529,909
Redeemable noncontrolling interest – DaVinciRe	—	—	1,091,166	—	1,091,166
Shareholders’ Equity
Total shareholders’ equity	3,735,860	(86,530)	3,787,235	(3,700,705)	3,735,860
Total liabilities, noncontrolling interests and shareholders’ equity	$3,799,080	$167,559	$8,131,565	$(3,741,269)	$8,356,935

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$210,719	$98,784	$6,512,209	$—	$6,821,712
Cash and cash equivalents	8,796	4,027	395,209	—	408,032
Investments in subsidiaries	3,294,729	74,718	—	(3,369,447)	—
Due from subsidiaries and affiliates	296,752	—	—	(296,752)	—
Premiums receivable	—	—	474,087	—	474,087
Prepaid reinsurance premiums	—	—	66,132	—	66,132
Reinsurance recoverable	—	—	101,025	—	101,025
Accrued investment income	—	110	33,955	—	34,065
Deferred acquisition costs	—	—	81,684	—	81,684
Receivable for investments sold	14	—	75,831	—	75,845
Other assets	112,234	1,481	102,834	(100,000)	116,549
Total assets	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,563,730	$—	$1,563,730
Unearned premiums	—	—	477,888	—	477,888
Debt	—	249,430	—	—	249,430
Amounts due to subsidiaries and affiliates	—	3,173	—	(3,173)	—
Reinsurance balances payable	—	—	293,022	—	293,022
Payable for investments purchased	—	—	193,221	—	193,221
Other liabilities	18,860	6,953	371,783	—	397,596
Total liabilities	18,860	259,556	2,899,644	(3,173)	3,174,887
Redeemable noncontrolling interest	—	—	1,099,860	—	1,099,860
Shareholders’ Equity
Total shareholders’ equity	3,904,384	(80,436)	3,843,462	(3,763,026)	3,904,384
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$258,979	$—	$258,979
Net investment income	652	433	24,790	(934)	24,941
Net foreign exchange (losses) gains	(12)	—	5,048	—	5,036
Equity in earnings of other ventures	—	—	9,806	—	9,806
Other loss	—	—	(1,169)	—	(1,169)
Net realized and unrealized (losses) gains on investments	(52)	647	(31,692)	—	(31,097)
Total revenues	588	1,080	265,762	(934)	266,496
Expenses
Net claims and claim expenses incurred	—	—	69,647	—	69,647
Acquisition expenses	—	—	37,550	—	37,550
Operational expenses	(1,527)	1,560	47,006	(67)	46,972
Corporate expenses	3,325	60	520	—	3,905
Interest expense	—	3,617	673	—	4,290
Total expenses	1,798	5,237	155,396	(67)	162,364
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(1,210)	(4,157)	110,366	(867)	104,132
Equity in net income (loss) of subsidiaries	74,620	(1,382)	—	(73,238)	—
Income (loss) before taxes	73,410	(5,539)	110,366	(74,105)	104,132
Income tax benefit (expense)	—	3,091	(3,336)	—	(245)
Net income	73,410	(2,448)	107,030	(74,105)	103,887
Net income attributable to noncontrolling interests	—	—	(30,477)	—	(30,477)
Net income (loss) attributable to RenaissanceRe	73,410	(2,448)	76,553	(74,105)	73,410
Dividends on preference shares	(5,595)	—	—	—	(5,595)
Net income (loss) attributable to RenaissanceRe common shareholders	$67,815	$(2,448)	$76,553	$(74,105)	$67,815

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$73,410	$(2,448)	$107,030	$(74,105)	$103,887
Change in net unrealized gains on investments	—	—	(89)	—	(89)
Comprehensive income (loss)	73,410	(2,448)	106,941	(74,105)	103,798
Net income attributable to noncontrolling interests	—	—	(30,477)	—	(30,477)
Comprehensive income attributable to noncontrolling interests	—	—	(30,477)	—	(30,477)
Comprehensive income (loss) attributable to RenaissanceRe	$73,410	$(2,448)	$76,464	$(74,105)	$73,321

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$805,929	$—	$805,929
Net investment income	2,013	1,352	97,869	(2,804)	98,430
Net foreign exchange (losses) gains	(5)	—	6,372	—	6,367
Equity in earnings of other ventures	—	—	21,237	—	21,237
Other loss	—	(8)	(1,634)	—	(1,642)
Net realized and unrealized gains on investments	32	5,364	5,562	—	10,958
Total revenues	2,040	6,708	935,335	(2,804)	941,279
Expenses
Net claims and claim expenses incurred	—	—	209,950	—	209,950
Acquisition expenses	—	—	104,727	—	104,727
Operational expenses	(3,643)	5,138	134,177	(235)	135,437
Corporate expenses	10,795	178	1,431	—	12,404
Interest expense	—	10,850	2,025	—	12,875
Total expenses	7,152	16,166	452,310	(235)	475,393
(Loss) income before equity in net income of subsidiaries and taxes	(5,112)	(9,458)	483,025	(2,569)	465,886
Equity in net income (loss) of subsidiaries	361,468	(567)	—	(360,901)	—
Income (loss) before taxes	356,356	(10,025)	483,025	(363,470)	465,886
Income tax benefit (expense)	—	3,737	(3,944)	—	(207)
Net income (loss)	356,356	(6,288)	479,081	(363,470)	465,679
Net income attributable to noncontrolling interests	—	—	(109,323)	—	(109,323)
Net income (loss) attributable to RenaissanceRe	356,356	(6,288)	369,758	(363,470)	356,356
Dividends on preference shares	(16,786)	—	—	—	(16,786)
Net income (loss) attributable to RenaissanceRe common shareholders	$339,570	$(6,288)	$369,758	$(363,470)	$339,570

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$356,356	$(6,288)	$479,081	$(363,470)	$465,679
Change in net unrealized gains on investments	—	—	(302)	—	(302)
Comprehensive income (loss)	356,356	(6,288)	478,779	(363,470)	465,377
Net income attributable to noncontrolling interests	—	—	(109,323)	—	(109,323)
Comprehensive income attributable to noncontrolling interests	—	—	(109,323)	—	(109,323)
Comprehensive income (loss) attributable to RenaissanceRe	$356,356	$(6,288)	$369,456	$(363,470)	$356,054

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$294,717	$—	$294,717
Net investment income	1,055	37	59,782	(943)	59,931
Net foreign exchange gains	47	—	441	—	488
Equity in earnings of other ventures	—	—	7,313	—	7,313
Other income	—	—	651	—	651
Net realized and unrealized gains (losses) on investments	373	(18)	28,117	—	28,472
Total revenues	1,475	19	391,021	(943)	391,572
Expenses
Net claims and claim expenses incurred	—	—	60,928	—	60,928
Acquisition expenses	—	—	37,699	—	37,699
Operational expenses	(1,242)	1,574	44,808	(468)	44,672
Corporate expenses	3,599	60	648	—	4,307
Interest expense	—	3,617	681	—	4,298
Total expenses	2,357	5,251	144,764	(468)	151,904
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(882)	(5,232)	246,257	(475)	239,668
Equity in net income of subsidiaries	186,217	2,344	—	(188,561)	—
Income (loss) from continuing operations before taxes	185,335	(2,888)	246,257	(189,036)	239,668
Income tax benefit (expense)	—	801	(1,024)	—	(223)
Income (loss) from continuing operations	185,335	(2,087)	245,233	(189,036)	239,445
Loss from discontinued operations	—	(9,779)	—	—	(9,779)
Net income (loss)	185,335	(11,866)	245,233	(189,036)	229,666
Net income attributable to noncontrolling interests	—	—	(44,331)	—	(44,331)
Net income (loss) attributable to RenaissanceRe	185,335	(11,866)	200,902	(189,036)	185,335
Dividends on preference shares	(5,595)	—	—	—	(5,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$179,740	$(11,866)	$200,902	$(189,036)	$179,740

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$185,335	$(11,866)	$245,233	$(189,036)	$229,666
Change in net unrealized gains on investments	—	—	(343)	—	(343)
Comprehensive income (loss)	185,335	(11,866)	244,890	(189,036)	229,323
Net income attributable to noncontrolling interests	—	—	(44,331)	—	(44,331)
Comprehensive income attributable to noncontrolling interests	—	—	(44,331)	—	(44,331)
Comprehensive income (loss) attributable to RenaissanceRe	$185,335	$(11,866)	$200,559	$(189,036)	$184,992

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$857,861	$—	$857,861
Net investment income	3,273	274	128,590	(2,841)	129,296
Net foreign exchange (losses) gains	(3)	(2)	175	—	170
Equity in earnings of other ventures	—	—	16,920	—	16,920
Other income (loss)	106	—	(2,292)	—	(2,186)
Net realized and unrealized losses on investments	(1,071)	(132)	(25,585)	—	(26,788)
Total revenues	2,305	140	975,669	(2,841)	975,273
Expenses
Net claims and claim expenses incurred	—	—	192,141	—	192,141
Acquisition expenses	—	—	94,475	—	94,475
Operational expenses	(3,705)	5,591	132,029	(468)	133,447
Corporate expenses	28,508	178	1,632	—	30,318
Interest expense	734	10,850	2,048	—	13,632
Total expenses	25,537	16,619	422,325	(468)	464,013
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(23,232)	(16,479)	553,344	(2,373)	511,260
Equity in net income (losses) of subsidiaries	439,605	(1,495)	—	(438,110)	—
Income (loss) from continuing operations before taxes	416,373	(17,974)	553,344	(440,483)	511,260
Income tax benefit (expense)	—	796	(1,152)	—	(356)
Income (loss) from continuing operations	416,373	(17,178)	552,192	(440,483)	510,904
Income from discontinued operations	—	2,422	—	—	2,422
Net income (loss)	416,373	(14,756)	552,192	(440,483)	513,326
Net income attributable to noncontrolling interests	—	—	(96,953)	—	(96,953)
Net income (loss) attributable to RenaissanceRe	416,373	(14,756)	455,239	(440,483)	416,373
Dividends on preference shares	(19,353)	—	—	—	(19,353)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$397,020	$(14,756)	$455,239	$(440,483)	$397,020

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$416,373	$(14,756)	$552,192	$(440,483)	$513,326
Change in net unrealized gains on investments	—	—	(9,056)	—	(9,056)
Comprehensive income (loss)	416,373	(14,756)	543,136	(440,483)	504,270
Net income attributable to noncontrolling interests	—	—	(96,953)	—	(96,953)
Comprehensive income attributable to noncontrolling interests	—	—	(96,953)	—	(96,953)
Comprehensive income (loss) attributable to RenaissanceRe	$416,373	$(14,756)	$446,183	$(440,483)	$407,317

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(1,893)	$(17,965)	$413,247	$393,389
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	59,575	10,484	5,826,271	5,896,330
Purchases of fixed maturity investments trading	(83,444)	—	(5,760,057)	(5,843,501)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	6,076	6,076
Net sales (purchases) of equity investments trading	—	6,496	(40,421)	(33,925)
Net sales (purchases) of short term investments	126,121	(3,368)	(101,175)	21,578
Net sales of other investments	—	—	74,706	74,706
Net sales of investments in other ventures	—	—	1,030	1,030
Net sales of other assets	—	—	6,000	6,000
Dividends and return of capital from subsidiaries	665,872	7,605	(673,477)	—
Contributions to subsidiaries	(244,925)	(2,625)	247,550	—
Due to (from) subsidiary	74	(3,081)	3,007	—
Net cash provided by (used in) investing activities	523,273	15,511	(410,490)	128,294
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(34,834)	—	—	(34,834)
Dividends paid – preference shares	(16,786)	—	—	(16,786)
RenaissanceRe common share repurchases	(475,343)	—	—	(475,343)
Net third party redeemable noncontrolling interest share transactions	—	—	(107,091)	(107,091)
Net cash used in financing activities	(526,963)	—	(107,091)	(634,054)
Effect of exchange rate changes on foreign currency cash	—	—	4,886	4,886
Net decrease in cash and cash equivalents	(5,583)	(2,454)	(99,448)	(107,485)
Cash and cash equivalents, beginning of period	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of period	$3,213	$1,573	$295,761	$300,547

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(46,965)	$(7,706)	$440,469	$385,798
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	503,148	84,636	5,768,907	6,356,691
Purchases of fixed maturity investments trading	(344,873)	(67,498)	(6,037,326)	(6,449,697)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	43,564	43,564
Net purchases of equity investments trading	—	—	(33,714)	(33,714)
Net sales (purchases) of short term investments	180,150	10,396	(308,672)	(118,126)
Net sales of other investments	—	—	198,101	198,101
Net purchases of investments in other ventures	—	—	(2,500)	(2,500)
Net purchases of other assets	—	—	(994)	(994)
Dividends and return of capital from subsidiaries	330,097	28,554	(358,651)	—
Contributions to subsidiaries	(327,731)	(37,117)	364,848	—
Due to (from) subsidiaries	14,685	(3,611)	(11,074)	—
Net cash provided by (used in) investing activities	355,476	15,360	(377,511)	(6,675)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(36,956)	—	—	(36,956)
Dividends paid – preference shares	(19,353)	—	—	(19,353)
RenaissanceRe common share repurchases	(140,911)	—	—	(140,911)
Net repayment of debt	(100,000)	—	(847)	(100,847)
Redemption 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Redemption 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	265,655	—	—	265,655
Net third party redeemable noncontrolling interest share transactions	—	—	(103,628)	(103,628)
Net cash used in financing activities	(306,565)	—	(104,475)	(411,040)
Effect of exchange rate changes on foreign currency cash	—	—	3,366	3,366
Net increase (decrease) in cash and cash equivalents	1,946	7,654	(38,151)	(28,551)
Net increase in cash and cash equivalents of discontinued operations	—	—	(9,244)	(9,244)
Cash and cash equivalents, beginning of period	6,298	1,528	296,319	304,145
Cash and cash equivalents, end of period	$8,244	$9,182	$248,924	$266,350
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 15. SUBSEQUENT EVENTS
Subsequent to September 30, 2014 and through the period ended November 3, 2014, the Company repurchased 358 thousand common shares in open market transactions at an aggregate cost of $35.7 million and at an average share price of $99.54.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013, respectively. The following also includes a discussion of our liquidity and capital resources at September 30, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2013. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our core products include property catastrophe reinsurance, which we primarily write through our principal operating subsidiary Renaissance Reinsurance, Syndicate 1458, and joint ventures, principally DaVinci, Top Layer Re and Upsilon RFO; specialty reinsurance risks written through Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., Syndicate 1458 and DaVinci; and certain insurance products primarily written through Syndicate 1458 or on an excess and surplus lines basis. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd’s marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed, and continue to manage, multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
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

We regularly review potential strategic transactions that might improve our portfolio of business, enhance or focus our strategies, expand our distribution or capabilities, or provide other benefits. In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. While we regularly review potential strategic transactions and periodically engage in discussions regarding possible transactions, there can be no assurance that we will complete any such transactions or that any such transaction would be successful or materially enhance our results of operations or financial condition. Should we pursue or consummate a strategic transaction, we may mis-value the acquired company or operations, fail to integrate the acquired operation appropriately into our own franchise and/or expend unforeseen costs during the acquisition or integration. We believe that our ability to potentially attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2014 compared to the third quarter of 2013.

Three months ended September 30,	2014	2013	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$200,992	$182,649	$18,343
Net premiums written	$159,713	$127,241	$32,472
Net premiums earned	$258,979	$294,717	$(35,738)
Net claims and claim expenses incurred	69,647	60,928	8,719
Acquisition expenses	37,550	37,699	(149)
Operational expenses	46,972	44,672	2,300
Underwriting income	$104,810	$151,418	$(46,608)

Net investment income	$24,941	$59,931	$(34,990)
Net realized and unrealized (losses) gains on investments	(31,097)	28,472	(59,569)
Change in net unrealized gains on fixed maturity investments available for sale	(302)	(252)	(50)
Total investment result	$(6,458)	$88,151	$(94,609)

Income from continuing operations	$103,887	$239,445	$(135,558)
Loss from discontinued operations	$—	$(9,779)	$9,779
Net income	$103,887	$229,666	$(125,779)
Net income available to RenaissanceRe common shareholders	$67,815	$179,740	$(111,925)

Income from continuing operations available to RenaissanceRe common shareholders per common share - diluted	$1.70	$4.23	$(2.53)
Loss from discontinued operations attributable to RenaissanceRe common shareholders per common share - diluted	—	(0.22)	0.22
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.70	$4.01	$(2.31)
Dividends per common share	$0.29	$0.28	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	36.7%	23.1%	13.6%
Net claims and claim expense ratio – prior accident years	(9.8)%	(2.4)%	(7.4)%
Net claims and claim expense ratio – calendar year	26.9%	20.7%	6.2%
Underwriting expense ratio	32.6%	27.9%	4.7%
Combined ratio	59.5%	48.6%	10.9%

Return on average common equity - annualized	8.0%	22.2%	(14.2)%

Book value	September 30, 2014	June 30, 2014	Change
Book value per common share	$85.78	$84.79	$0.99
Accumulated dividends per common share	13.99	13.70	0.29
Book value per common share plus accumulated dividends	$99.77	$98.49	$1.28
Change in book value per common share plus change in accumulated dividends	1.5%

Balance sheet highlights	September 30, 2014	June 30, 2014	Change
Total assets	$8,356,935	$8,515,625	$(158,690)
Total shareholders’ equity attributable to RenaissanceRe	$3,735,860	$3,835,941	$(100,081)

Net income available to RenaissanceRe common shareholders was $67.8 million in the third quarter of 2014, compared to $179.7 million in the third quarter of 2013, a decrease of $111.9 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2014, we generated an annualized return on average common equity of 8.0% and our book value per common share increased from $84.79 at June 30, 2014 to $85.78 at September 30, 2014, a 1.5% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the third quarter of 2014, on a comparative basis to the third quarter of 2013, include:

•
Lower Investment Results - total investment result was negative $6.5 million in the third quarter of 2014, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to positive $88.2 million in the third quarter of 2013, and was primarily driven by rising interest rates and widening credit spreads in our portfolio of fixed maturity investments which resulted in net unrealized losses, partially offset by higher average invested assets during the third quarter of 2014 compared to the third quarter of 2013, lower returns in our portfolio of private equity investments, principally driven by weaker returns in the public equity markets during the third quarter of 2014 compared to the third quarter of 2013;

•
Lower Underwriting Results - underwriting income of $104.8 million and a combined ratio of 59.5% in the third quarter of 2014, compared to $151.4 million and 48.6% in the third quarter of 2013, respectively. These results were primarily driven by a $35.7 million decrease in net premiums earned as a result of reduced gross premiums written principally in our Catastrophe Reinsurance segment, as a result of reduced risk-adjusted pricing for property catastrophe reinsurance as discussed further below, and an $8.7 million increase in net claims and claim expenses; partially offset by

•
Lower Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $30.5 million in the third quarter of 2014 decreased from $44.3 million in the third quarter of 2013, principally due to a decrease in the profitability of DaVinciRe, partially offset by a decrease in our ownership in DaVinciRe to 23.4% at September 30, 2014, compared to 32.9% at September 30, 2013; and

•
No Loss from Discontinued Operations - the operating results of our discontinued operations, REAL, have been classified as loss from discontinued operations in the statements of operations and totaled $Nil in the third quarter of 2014, compared to a loss of $9.8 million in the third quarter of 2013. Included in the $9.8 million loss from discontinued operations in the third quarter of 2013 is $8.8 million from the loss on sale of REAL, which was sold on October 1, 2013.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Three months ended September 30,	2014	2013	Change
(in thousands, except percentages)
Catastrophe Reinsurance gross premiums written
Renaissance	$49,480	$55,849	$(6,369)
DaVinci	18,772	26,690	(7,918)
Total Catastrophe Reinsurance gross premiums written	$68,252	$82,539	$(14,287)
Net premiums written	$41,807	$32,380	$9,427
Net premiums earned	$136,719	$184,416	$(47,697)
Net claims and claim expenses incurred	(666)	16,897	(17,563)
Acquisition expenses	9,131	14,049	(4,918)
Operational expenses	24,154	24,573	(419)
Underwriting income	$104,100	$128,897	$(24,797)

Net claims and claim expenses incurred – current accident year	$9,661	$23,041	$(13,380)
Net claims and claim expenses incurred – prior accident years	(10,327)	(6,144)	(4,183)
Net claims and claim expenses incurred – total	$(666)	$16,897	$(17,563)

Net claims and claim expense ratio – current accident year	7.1%	12.5%	(5.4)%
Net claims and claim expense ratio – prior accident years	(7.6)%	(3.3)%	(4.3)%
Net claims and claim expense ratio – calendar year	(0.5)%	9.2%	(9.7)%
Underwriting expense ratio	24.4%	20.9%	3.5%
Combined ratio	23.9%	30.1%	(6.2)%

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2014, our Catastrophe Reinsurance segment gross premiums written decreased by $14.3 million, or 17.3%, to $68.3 million, compared to $82.5 million in the third quarter of 2013, primarily driven by the continued softening of market conditions and the Company’s underwriting discipline given prevailing terms and conditions. In addition, gross premiums written in our Catastrophe Reinsurance segment in the third quarter of 2014 were impacted by a decrease in quota share premium booked in the third quarter of 2014, compared to the third quarter of 2013.
Our Catastrophe Reinsurance segment gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe, Asia and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our Catastrophe Reinsurance segment gross premiums written in force at September 30, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in the comparative period.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity reflects, in part, an assessment that the underlying business written by certain of our primary insurer clients is attractive to us on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment decreased $23.7 million to $26.4 million in the third quarter of 2014, compared to $50.2 million in the third quarter of 2013, primarily reflecting timing differences with increased purchases of reinsurance protection in the second quarter of 2014, resulting in lower purchases during the third quarter of 2014, compared to the second and third quarters of 2013, respectively.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $104.1 million in the third quarter of 2014, compared to $128.9 million in the third quarter of 2013, a decrease of $24.8 million. In the third quarter of 2014, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of negative 0.5%, an underwriting expense ratio of 24.4% and a combined ratio of 23.9%, compared to 9.2%, 20.9% and 30.1%, respectively, in the third quarter of 2013.
The $24.8 million decrease in underwriting income in our Catastrophe Reinsurance segment in the third quarter of 2014, compared to the third quarter of 2013, was primarily driven by a $47.7 million decrease in net premiums earned as a result of the decrease in gross premiums written, as discussed above, and partially offset by a $17.6 million decrease in net claims and claim expenses. The $17.6 million decrease in net claims and claim expenses is comprised of a $13.4 million decrease in current accident year net claims and claim expenses driven by a light catastrophe loss quarter and a $4.2 million increase in favorable development on prior accident year net claims and claim expenses.
During the third quarter of 2014, we experienced $10.3 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $6.1 million in the third quarter of 2013, primarily due to reductions in the expected ultimate losses of $4.8 million and $1.5 million related to a 2013 U.S. wind and thunderstorm event and the 2008 Hurricanes (Gustav and Ike), respectively, and the remainder principally due to reductions in the expected ultimate losses on a number of relatively small events.
The favorable development of $6.1 million in the third quarter of 2013 was primarily due to $4.7 million and $2.0 million of favorable development related to a reduction in the expected ultimate net loss for the 2008 Hurricanes (Gustav and Ike), and the Tohoku Earthquake, respectively, as reported claims on these events came in better than expected.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $20.0 million and $19.0 million in the third quarter of 2014 and 2013, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 14.6% and 10.3%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $32.4 million and $33.5 million in the third quarter of 2014 and 2013, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Three months ended September 30,	2014	2013	Change
(in thousands, except percentages)
Specialty Reinsurance gross premiums written
Renaissance	$68,699	$60,156	$8,543
DaVinci	184	—	184
Total Specialty Reinsurance gross premiums written	$68,883	$60,156	$8,727
Net premiums written	$61,879	$55,717	$6,162
Net premiums earned	$63,473	$63,045	$428
Net claims and claim expenses incurred	31,759	17,520	14,239
Acquisition expenses	15,806	14,691	1,115
Operational expenses	10,234	7,303	2,931
Underwriting income	$5,674	$23,531	$(17,857)

Net claims and claim expenses incurred – current accident year	$46,444	$20,227	$26,217
Net claims and claim expenses incurred – prior accident years	(14,685)	(2,707)	(11,978)
Net claims and claim expenses incurred – total	$31,759	$17,520	$14,239

Net claims and claim expense ratio – current accident year	73.2%	32.1%	41.1%
Net claims and claim expense ratio – prior accident years	(23.2)%	(4.3)%	(18.9)%
Net claims and claim expense ratio – calendar year	50.0%	27.8%	22.2%
Underwriting expense ratio	41.1%	34.9%	6.2%
Combined ratio	91.1%	62.7%	28.4%

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2014, our Specialty Reinsurance segment gross premiums written increased $8.7 million, or 14.5%, to $68.9 million, compared to $60.2 million in the third quarter of 2013, driven primarily by increases in certain casualty related lines of business. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at September 30, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $5.7 million in the third quarter of 2014, compared to $23.5 million in the third quarter of 2013. In the third quarter of 2014, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 50.0%, an underwriting expense ratio of 41.1% and a combined ratio of 91.1%, compared to 27.8%, 34.9% and 62.7%, respectively, in the third quarter of 2013.

The $17.9 million decrease in the Specialty Reinsurance segment’s underwriting income was driven by a $26.2 million increase in current accident year net claims and claim expenses, partially offset by a $12.0 million increase in favorable development on prior accident year net claims and claim expenses. The increase in current accident year net claims and claim expenses is principally due to attritional losses driven by the increase in net earned premiums. Our Specialty Reinsurance segment experienced $14.7 million of favorable development on prior years reserves in the third quarter of 2014, compared to $2.7 million in the third quarter of 2013, principally due to reported claims activity coming in lower than expected on prior accident years events.
The underwriting expense ratio in our Specialty Reinsurance segment increased 6.2 percentage points to 41.1% in the third quarter of 2014, compared to 34.9% in the third quarter of 2013, primarily due to the relative increase in the percentage of quota share reinsurance premiums, compared to excess of loss reinsurance premiums, as a percentage of total gross premiums written within our Specialty Reinsurance segment, as quota share reinsurance premiums typically carries a higher acquisition expense ratio, compared to excess of loss reinsurance, as well as an increase in operational expenses due to growth in this segment.
The favorable development of $14.7 million and $2.7 million in the third quarter of 2014 and 2013, respectively, was primarily driven by reported claims coming in lower than expected on prior accident years events.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Three months ended September 30,	2014	2013	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$58,696	$36,545	$22,151
Catastrophe	5,161	3,409	1,752
Total Lloyd’s gross premiums written	$63,857	$39,954	$23,903
Net premiums written	$56,027	$39,014	$17,013
Net premiums earned	$58,788	$47,150	$11,638
Net claims and claim expenses incurred	39,027	28,175	10,852
Acquisition expenses	12,614	8,938	3,676
Operational expenses	12,475	12,559	(84)
Underwriting loss	$(5,328)	$(2,522)	$(2,806)

Net claims and claim expenses incurred – current accident year	$38,882	$24,886	$13,996
Net claims and claim expenses incurred – prior accident years	145	3,289	(3,144)
Net claims and claim expenses incurred – total	$39,027	$28,175	$10,852

Net claims and claim expense ratio – current accident year	66.1%	52.8%	13.3%
Net claims and claim expense ratio – prior accident years	0.3%	7.0%	(6.7)%
Net claims and claim expense ratio – calendar year	66.4%	59.8%	6.6%
Underwriting expense ratio	42.7%	45.5%	(2.8)%
Combined ratio	109.1%	105.3%	3.8%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $23.9 million, or 59.8%, to $63.9 million in the third quarter of 2014, compared to $40.0 million in the third quarter of 2013, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, principally in its property lines of business, notwithstanding challenging market conditions.
Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $5.3 million and a combined ratio of 109.1% in the third quarter of 2014, compared to an underwriting loss of $2.5 million and a combined ratio of 105.3%, respectively, in the third quarter of 2013. Impacting the underwriting loss was a $10.9 million increase in net claims and claim expenses driven primarily by attritional net claims and claim expenses and a $3.7 million increase in acquisition expenses, partially offset by an $11.6 million increase in net premiums earned, with the increase in attritional net claims and claim expenses, acquisition expenses and net premiums earned primarily the result of the increase in gross premiums written noted above.
Our Lloyd’s segment experienced current accident year net claims and claim expenses of $38.9 million in the third quarter of 2014, compared to $24.9 million in the third quarter of 2013, which increase principally includes attritional loss activity driven by the increase in net premiums earned noted above.
The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $0.1 million and $3.3 million during the third quarter of 2014 and 2013, respectively, was principally due to reported claims activity coming in to date slightly higher than expected on prior accident years events.
Net Investment Income

Three months ended September 30,	2014	2013	Change
(in thousands)
Fixed maturity investments	$24,519	$24,423	$96
Short term investments	251	563	(312)
Equity investments trading	736	706	30
Other investments
Hedge funds and private equity investments	(3,320)	14,179	(17,499)
Other	5,547	22,735	(17,188)
Cash and cash equivalents	116	47	69
	27,849	62,653	(34,804)
Investment expenses	(2,908)	(2,722)	(186)
Net investment income	$24,941	$59,931	$(34,990)

Net investment income was $24.9 million in the third quarter of 2014, compared to $59.9 million in the third quarter of 2013. The $35.0 million decrease in net investment income was principally due to lower returns in our portfolio of private equity investments, driven by weaker returns in the public equity markets, partially offset by unrealized gains in the third quarter of 2013 related to our investment in Essent Group Ltd. (“Essent”).
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $6.0 million in the third quarter of 2014, compared to unrealized gains of $22.9 million in the third quarter of 2013.

Net Realized and Unrealized (Losses) Gains on Investments

Three months ended September 30,	2014	2013	Change
(in thousands)
Gross realized gains	$7,962	$8,813	$(851)
Gross realized losses	(2,720)	(22,241)	19,521
Net realized gains (losses) on fixed maturity investments	5,242	(13,428)	18,670
Net unrealized (losses) gains on fixed maturity investments trading	(36,600)	33,405	(70,005)
Net realized and unrealized (losses) gains on investments-related derivatives	(1,868)	3,557	(5,425)
Net realized gains on equity investments trading	3,523	560	2,963
Net unrealized (losses) gains on equity investments trading	(1,394)	4,378	(5,772)
Net realized and unrealized (losses) gains on investments	$(31,097)	$28,472	$(59,569)

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
Net realized and unrealized losses on investments were $31.1 million in the third quarter of 2014, compared to gains of $28.5 million in the third quarter of 2013, a reduction of $59.6 million. Included in net realized and unrealized losses on investments are the following components:

•
net unrealized losses on our fixed maturity investments trading were $36.6 million during the third quarter of 2014, primarily driven by rising interest rates in short and intermediate term maturities, and widening credit spreads during the third quarter of 2014, compared to net unrealized gains of $33.4 million in the third quarter of 2013, principally the result of tightening credit spreads and a slight decrease in interest rates that occurred in the third quarter of 2013; and

•
net realized and unrealized losses on equity investments trading of $2.1 million in the third quarter of 2014, compared to net realized and unrealized gains of $4.9 million in the third quarter of 2013, which losses were primarily driven by unrealized losses on our position in Trupanion, and partially offset by net realized gains on the remainder of our allocation to equity investments trading.

Equity in Earnings of Other Ventures

Three months ended September 30,	2014	2013	Change
(in thousands)
Tower Hill Companies	$6,912	$3,885	$3,027
Top Layer Re	3,108	3,608	(500)
Other	(214)	(180)	(34)
Total equity in earnings of other ventures	$9,806	$7,313	$2,493

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Top Layer Re and Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”), and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $9.8 million in the third quarter of 2014, compared to $7.3 million in the third quarter of 2013, with the increase driven by improved underwriting results in the Tower Hill Companies.

The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other (Loss) Income

Three months ended September 30,	2014	2013	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$239	$30	$209
Other items	(1,408)	621	(2,029)
Total other (loss) income	$(1,169)	$651	$(1,820)

In the third quarter of 2014, we incurred an other loss of $1.2 million, compared to other income of $0.7 million in the third quarter of 2013.
Corporate Expenses

Three months ended September 30,	2014	2013	Change
(in thousands)
Total corporate expenses	$3,905	$4,307	$(402)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $3.9 million in the third quarter of 2014, compared to $4.3 million in the third quarter of 2013.
Net Income Attributable to Noncontrolling Interests

Three months ended September 30,	2014	2013	Change
(in thousands)
Net income attributable to noncontrolling interests	$(30,477)	$(44,331)	$13,854

Our net income attributable to the noncontrolling interests was $30.5 million in the third quarter of 2014, compared to $44.3 million in the third quarter of 2013. The $13.9 million change is principally due to a decrease in the profitability of DaVinciRe, partially offset by a decrease in the Company’s ownership in DaVinciRe to 23.4% at September 30, 2014, compared to 32.9% at September 30, 2013. We expect our ownership in DaVinciRe to fluctuate over time.
Income from Discontinued Operations

Three months ended September 30,	2014	2013	Change
(in thousands)
Income from discontinued operations	$—	$(9,779)	$9,779

Income from discontinued operations was $Nil in the third quarter of 2014, compared to $9.8 million in the third quarter of 2013. Included in income from discontinued operations of $9.8 million in the third quarter of 2013 was an $8.8 million loss related to the sale of REAL, which was sold on October 1, 2013.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Nine months ended September 30,	2014	2013	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,417,792	$1,521,290	$(103,498)
Net premiums written	$956,467	$1,123,163	$(166,696)
Net premiums earned	$805,929	$857,861	$(51,932)
Net claims and claim expenses incurred	209,950	192,141	17,809
Acquisition expenses	104,727	94,475	10,252
Operational expenses	135,437	133,447	1,990
Underwriting income	$355,815	$437,798	$(81,983)

Net investment income	$98,430	$129,296	$(30,866)
Net realized and unrealized gains (losses) on investments	10,958	(26,788)	37,746
Change in net unrealized gains on fixed maturity investments available for sale	(563)	(7,558)	6,995
Total investment result	$108,825	$94,950	$13,875

Income from continuing operations	$465,679	$510,904	$(45,225)
Income from discontinued operations	$—	$2,422	$(2,422)
Net income	$465,679	$513,326	$(47,647)
Net income available to RenaissanceRe common shareholders	$339,570	$397,020	$(57,450)

Income from continuing operations available to RenaissanceRe common shareholders per common share - diluted	$8.26	$8.79	$(0.53)
Income from discontinued operations available to RenaissanceRe common shareholders per common share - diluted	—	0.05	(0.05)
Net income available to RenaissanceRe common shareholders per common share – diluted	$8.26	$8.84	$(0.58)
Dividends per common share	$0.87	$0.84	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	33.4%	30.8%	2.6%
Net claims and claim expense ratio – prior accident years	(7.3)%	(8.4)%	1.1%
Net claims and claim expense ratio – calendar year	26.1%	22.4%	3.7%
Underwriting expense ratio	29.8%	26.6%	3.2%
Combined ratio	55.9%	49.0%	6.9%

Return on average common equity - annualized	13.3%	16.6%	(3.3)%

Book value	September 30, 2014	December 31, 2013	Change
Book value per common share	$85.78	$80.29	$5.49
Accumulated dividends per common share	13.99	13.12	0.87
Book value per common share plus accumulated dividends	$99.77	$93.41	$6.36
Change in book value per common share plus change in accumulated dividends	7.9%

Balance sheet highlights	September 30, 2014	December 31, 2013	Change
Total assets	$8,356,935	$8,179,131	$177,804
Total shareholders’ equity attributable to RenaissanceRe	$3,735,860	$3,904,384	$(168,524)

Net income available to RenaissanceRe common shareholders was $339.6 million in the first nine months of 2014, compared to $397.0 million in the first nine months of 2013, a decrease of $57.5 million. As a result of our net income available to RenaissanceRe common shareholders in the first nine months of 2014, we generated an annualized return on average common equity of 13.3% and our book value per common share increased from $80.29 at December 31, 2013 to $85.78 at September 30, 2014, a 7.9% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first nine months of 2014, on a comparative basis to the first nine months of 2013, include:

•
Lower Underwriting Results - our underwriting income of $355.8 million in the first nine months of 2014 decreased $82.0 million from $437.8 million in the first nine months of 2013. The decrease in underwriting income was primarily driven by a $51.9 million decrease in net premiums earned due to a combination of lower gross premiums written during the preceding twelve months and an increase in ceded premiums written principally within our Catastrophe Reinsurance segment, a $10.3 million increase in acquisition expenses principally within our Specialty Reinsurance segment, and an $17.8 million increase in net claims and claim expenses;

•
Higher Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $109.3 million in the first nine months of 2014 increased from $97.0 million in the first nine months of 2013, principally due to a decrease in our ownership in DaVinciRe to 23.4% at September 30, 2014, compared to 32.9% at September 30, 2013; partially offset by

•
Improved Investment Results - total investment result of $108.8 million in the first nine months of 2014, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to $95.0 million in the first nine months of 2013. The increase in total investment result was primarily driven by a flattening of the yield curve and moderate credit spread compression during the first nine months of 2014, resulting in improved returns in our fixed maturity investments portfolio and increased average invested assets, compared to the first nine months of 2013, partially offset by lower returns in our portfolio of private equity investments and equity investments trading, driven by weaker returns in the public equity markets.

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

Nine months ended September 30, 2013	2013 European Floods	May 2013 U.S. Tornadoes	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(30,378)	$(26,271)	$(56,649)
Reinstatement premiums earned	6,666	3,157	9,823
Profit commissions	85	374	459
Net negative impact on underwriting result	$(23,627)	$(22,740)	(46,367)
Redeemable noncontrolling interest	3,621	3,968	7,589
Net negative impact	$(20,006)	$(18,772)	$(38,778)
Percentage point impact on consolidated combined ratio	3.2	2.9	6.1

Net negative impact on Reinsurance segment underwriting result	$(19,647)	$(21,723)	$(41,370)
Net negative impact on Lloyd's segment underwriting result	(3,980)	(1,017)	(4,997)
Net negative impact on underwriting result	$(23,627)	$(22,740)	$(46,367)

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Nine months ended September 30,	2014	2013	Change
(in thousands, except percentages)
Catastrophe Reinsurance gross premiums written
Renaissance	$612,365	$733,928	$(121,563)
DaVinci	311,681	404,310	(92,629)
Total Catastrophe Reinsurance gross premiums written	$924,046	$1,138,238	$(214,192)
Net premiums written	$534,994	$774,585	$(239,591)
Net premiums earned	$460,455	$571,550	$(111,095)
Net claims and claim expenses incurred	42,519	72,520	(30,001)
Acquisition expenses	34,063	37,866	(3,803)
Operational expenses	66,773	74,287	(7,514)
Underwriting income	$317,100	$386,877	$(69,777)

Net claims and claim expenses incurred – current accident year	$60,663	$115,586	$(54,923)
Net claims and claim expenses incurred – prior accident years	(18,144)	(43,066)	24,922
Net claims and claim expenses incurred – total	$42,519	$72,520	$(30,001)

Net claims and claim expense ratio – current accident year	13.2%	20.2%	(7.0)%
Net claims and claim expense ratio – prior accident years	(4.0)%	(7.5)%	3.5%
Net claims and claim expense ratio – calendar year	9.2%	12.7%	(3.5)%
Underwriting expense ratio	21.9%	19.6%	2.3%
Combined ratio	31.1%	32.3%	(1.2)%

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2014, our Catastrophe Reinsurance segment gross premiums written decreased by $214.2 million, or 18.8%, to $924.0 million, compared to $1,138.2 million in the first nine months of 2013, primarily driven by the continued softening of market conditions, including reduced risk-adjusted pricing for the January and June renewals, our underwriting discipline given prevailing terms and conditions, and the absence of $9.8 million in reinstatement premiums written in the first nine months of 2013, which did not reoccur in the first nine months of 2014. In addition, gross premiums written in our Catastrophe Reinsurance segment in the first nine months of 2014 were impacted by a decrease of $27.0 million in gross premiums written related to one quota share deal and a $27.0 million multi-year transaction that occurred during the first nine months of 2013, and did not reoccur in the first nine months of 2014.
Our Catastrophe Reinsurance segment gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe, Asia and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably including U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes. Our Catastrophe Reinsurance segment gross premiums written in force at September 30, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in the comparative period.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance, particularly business that is heavily catastrophe exposed.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity.  Our underwriting determination to support additional quota share capacity reflects, in part, an assessment that the underlying business written by certain of our primary insurer clients is attractive to us on a risk-adjusted basis, making this coverage more attractive in our portfolio.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment increased $25.4 million to $389.1 million in the first nine months of 2014, compared to $363.7 million in the first nine months of 2013, primarily reflecting additional purchases of retrocessional reinsurance, including coverage specific to U.S. windstorms in the State of Florida, given the softening retrocessional marketplace in the first nine months of 2014, compared to the first nine months of 2013.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $317.1 million in the first nine months of 2014, compared to $386.9 million in the first nine months of 2013, a decrease of $69.8 million. In the first nine months of 2014, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 9.2%, an underwriting expense ratio of 21.9% and a combined ratio of 31.1%, compared to 12.7%, 19.6% and 32.3%, respectively, in the first nine months of 2013.
The $69.8 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first nine months of 2014, compared to the first nine months of 2013, was primarily driven by a $111.1 million decrease in net premiums earned as a result of the decrease in gross premiums written, combined with the increase in ceded premiums written, each as discussed above, and partially offset by a $30.0 million decrease in net claims and claim expenses. The $30.0 million decrease in net claims and claim expenses is comprised of a a $54.9 million decrease in current accident year net claims and claim expenses driven by the absence of the 2013 European Floods and May 2013 U.S. Tornadoes which occurred in the first nine months of 2013, and did not reoccur in the first nine months of 2014, partially offset by a $24.9 million decrease in favorable development on prior accident year net claims and claim expenses. Included in our Catastrophe Reinsurance segment‘s current accident year net claims and claim expenses in the first nine months of 2014 of $60.7 million are a number of relatively small U.S. wind and thunderstorm events.
During the first nine months of 2014, we experienced $18.1 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $43.1 million in the first nine months of 2013. The favorable development in the first nine months of 2014 was principally comprised of favorable development of $14.7 million, $6.3 million and $5.8 million related to the 2011 April & May U.S. Tornadoes, a 2013 U.S. wind and thunderstorm event and the 2008 Hurricanes (Gustav and Ike), offset by adverse development of $9.6 million, $7.7 million and $3.7 million related to a 2012 U.S. wind and thunderstorm event, the 2010 New Zealand earthquake and a 2012 U.S. wind and thunderstorm event, each principally the result of changes in our estimated ultimate loss for each respective event, with the remainder due to net favorable development on a number of other events.
The favorable development of $43.1 million in the first nine months of 2013 was primarily due to $12.8 million, $7.3 million and $5.2 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes (Gustav and Ike), Windstorm Kyrill of 2007 and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $26.1 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development of $5.9 million and $2.6 million associated with an increase in reported gross ultimate losses on a 2012 U.S. wind and thunderstorm event and Hurricane Isaac, respectively.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $65.2 million and $59.3 million in the first nine months of 2014 and 2013, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 14.2% and 10.4%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $104.8 million and $101.6 million in the first nine months of 2014 and 2013, respectively.
Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Nine months ended September 30,	2014	2013	Change
(in thousands, except percentages)
Specialty Reinsurance gross premiums written
Renaissance	$272,694	$198,340	$74,354
DaVinci	2,033	2,685	(652)
Total Specialty Reinsurance gross premiums written	$274,727	$201,025	$73,702
Net premiums written	$233,622	$188,584	$45,038
Net premiums earned	$186,691	$159,060	$27,631
Net claims and claim expenses incurred	77,915	53,723	24,192
Acquisition expenses	44,052	32,139	11,913
Operational expenses	30,854	22,458	8,396
Underwriting income	$33,870	$50,740	$(16,870)

Net claims and claim expenses incurred – current accident year	$113,809	$76,983	$36,826
Net claims and claim expenses incurred – prior accident years	(35,894)	(23,260)	(12,634)
Net claims and claim expenses incurred – total	$77,915	$53,723	$24,192

Net claims and claim expense ratio – current accident year	61.0%	48.4%	12.6%
Net claims and claim expense ratio – prior accident years	(19.3)%	(14.6)%	(4.7)%
Net claims and claim expense ratio – calendar year	41.7%	33.8%	7.9%
Underwriting expense ratio	40.2%	34.3%	5.9%
Combined ratio	81.9%	68.1%	13.8%

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2014, our Specialty Reinsurance segment gross premiums written increased $73.7 million, or 36.7%, to $274.7 million, compared to $201.0 million in the first nine months of 2013, driven primarily by increases in certain financial liability and casualty related lines of business. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at September 30, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty

Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $33.9 million in the first nine months of 2014, compared to $50.7 million in the first nine months of 2013. In the first nine months of 2014, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 41.7%, an underwriting expense ratio of 40.2% and a combined ratio of 81.9%, compared to 33.8%, 34.3% and 68.1%, respectively, in the first nine months of 2013.
The $16.9 million decrease in our Specialty Reinsurance segment’s underwriting income during the first nine months of 2014, compared to the first nine months of 2013, was principally driven by a $36.8 million increase in current accident year net claims and claim expenses and a $20.3 million increase in underwriting expenses, partially offset by a $27.6 million increase in net premiums earned due to the increase in gross premiums written, as noted above. The $36.8 million increase in current accident year net claims and claim expenses is principally driven by attritional losses arising from the increase in net premiums earned during the first nine months of 2014, compared to the first nine months of 2013. The $20.3 million increase in underwriting expenses is primarily driven by the increase in net premiums earned, combined with the relative increase in the percentage of quota share reinsurance, compared to excess of loss reinsurance, as a percentage of total gross premiums written within the Specialty Reinsurance segment, as quota share reinsurance typically carries a higher acquisition expense ratio, compared to excess of loss reinsurance. In addition, operational expenses in our Specialty Reinsurance segment have increased to support the growth in this segment.
The favorable development of $35.9 million in the first nine months of 2014 was primarily driven by reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology, compared to favorable development of $23.3 million in the first nine months of 2013 which was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $12.8 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Nine months ended September 30,	2014	2013	Change
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$165,638	$145,509	$20,129
Catastrophe	53,381	37,506	15,875
Total Lloyd’s gross premiums written	$219,019	$183,015	$36,004
Net premiums written	$187,848	$159,581	$28,267
Net premiums earned	$158,757	$126,862	$31,895
Net claims and claim expenses incurred	90,419	68,239	22,180
Acquisition expenses	33,303	24,338	8,965
Operational expenses	37,566	36,193	1,373
Underwriting loss	$(2,531)	$(1,908)	$(623)

Net claims and claim expenses incurred – current accident year	$94,594	$71,274	$23,320
Net claims and claim expenses incurred – prior accident years	(4,175)	(3,035)	(1,140)
Net claims and claim expenses incurred – total	$90,419	$68,239	$22,180

Net claims and claim expense ratio – current accident year	59.6%	56.2%	3.4%
Net claims and claim expense ratio – prior accident years	(2.6)%	(2.4)%	(0.2)%
Net claims and claim expense ratio – calendar year	57.0%	53.8%	3.2%
Underwriting expense ratio	44.6%	47.7%	(3.1)%
Combined ratio	101.6%	101.5%	0.1%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $36.0 million, or 19.7%, to $219.0 million in the first nine months of 2014, compared to $183.0 million in the first nine months of 2013, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, principally in its property lines of business, notwithstanding challenging market conditions.
Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $2.5 million and a combined ratio of 101.6% in the first nine months of 2014, compared to $1.9 million and 101.5%, respectively, in the first nine months of 2013. Impacting the underwriting loss in our Lloyd’s segment is a $23.3 million increase in current accident year net claims and claim expenses, and a $10.3 million increase in underwriting expenses, each as discussed below, partially offset by a $31.9 million increase in net premiums earned principally driven by the increase in gross premiums written, noted above.
Our Lloyd’s segment experienced current accident year net claims and claim expenses of $94.6 million in the first nine months of 2014, compared to $71.3 million in the first nine months of 2013, which principally includes attritional loss activity driven by the increase in net premiums earned noted above.
The $10.3 million increase in underwriting expenses in our Lloyd’s segment in the first nine months of 2014, compared to the first nine months of 2013, is primarily driven by increased acquisition expenses as a result of the increased proportion of quota share and delegated authority business written, which generally carry higher acquisition expenses, compared to non-proportional business.
The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.2 million and $3.0 million during the first nine months of 2014 and 2013, respectively, was principally due to reported claims activity coming in lower than expected on prior accident years events.

Net Investment Income

Nine months ended September 30,	2014	2013	Change
(in thousands)
Fixed maturity investments	$74,751	$71,148	$3,603
Short term investments	727	1,318	(591)
Equity investments trading	2,311	1,050	1,261
Other investments
Hedge funds and private equity investments	17,337	31,296	(13,959)
Other	11,558	32,874	(21,316)
Cash and cash equivalents	300	108	192
	106,984	137,794	(30,810)
Investment expenses	(8,554)	(8,498)	(56)
Net investment income	$98,430	$129,296	$(30,866)

Net investment income was $98.4 million in the first nine months of 2014, compared to $129.3 million in the first nine months of 2013, a decrease of $30.9 million, principally due to lower returns in our portfolio of private equity investments, driven by weaker returns in the public equity markets, and to unrealized gains in the first nine months of 2013 related to our investment in Essent.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $2.9 million in the first nine months of 2014, compared to unrealized gains of $32.6 million in the first nine months of 2013.
Net Realized and Unrealized Gains (Losses) on Investments

Nine months ended September 30,	2014	2013	Change
(in thousands)
Gross realized gains	$33,595	$60,437	$(26,842)
Gross realized losses	(10,871)	(41,396)	30,525
Net realized gains on fixed maturity investments	22,724	19,041	3,683
Net unrealized gains (losses) on fixed maturity investments trading	21,200	(85,338)	106,538
Net realized and unrealized (losses) gains on investments-related derivatives	(19,651)	24,488	(44,139)
Net realized gains on equity investments trading	8,578	18,195	(9,617)
Net unrealized losses on equity investments trading	(21,893)	(3,174)	(18,719)
Net realized and unrealized gains (losses) on investments	$10,958	$(26,788)	$37,746

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

Net realized and unrealized gains on investments were $11.0 million in the first nine months of 2014, compared to losses of $26.8 million in the first nine months of 2013, an improvement of $37.7 million. Included in net realized and unrealized gains on investments are the following components:

•
net unrealized gains on our fixed maturity investments trading improved $106.5 million, and was positively impacted by a reshaping of the yield curve which experienced decreasing rates in longer dated maturities, compared to short and intermediate term maturities during the first nine months of 2014, compared to the significant steepening of the yield curve that occurred in the first nine months of 2013, partially offset by a decrease of $44.1 million in net realized and unrealized losses on investments-related derivatives, which was conversely impacted by the factors noted above in the first nine months of 2014, compared to the first nine months of 2013; and

•
an increase in net unrealized losses on equity investments trading of $18.7 million, and a decrease in net realized gains on equity investments trading of $9.6 million in the first nine months of 2014, compared to the first nine months of 2013, principally driven by weaker returns in the public equity markets, including net unrealized losses on our position in Essent during the first nine months of 2014, compared to the first nine months of 2013.

Equity in Earnings of Other Ventures

Nine months ended September 30,	2014	2013	Change
(in thousands)
Tower Hill Companies	$14,100	$7,281	$6,819
Top Layer Re	8,047	10,462	(2,415)
Other	(910)	(823)	(87)
Total equity in earnings of other ventures	$21,237	$16,920	$4,317

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $21.2 million in the first nine months of 2014, compared to $16.9 million in the first nine months of 2013, with the increase driven by improved underwriting results in the Tower Hill Companies, and partially offset by decreased underwriting results in Top Layer Re as a result of lower renewal rates during January 2014 for the high-layer business entered into by Top Layer Re.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Loss

Nine months ended September 30,	2014	2013	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$277	$(2,543)	$2,820
Other items	(1,919)	357	(2,276)
Total other loss	$(1,642)	$(2,186)	$544

In the first nine months of 2014, we incurred an other loss of $1.6 million, compared to $2.2 million in the first nine months of 2013.
Corporate Expenses

Nine months ended September 30,	2014	2013	Change
(in thousands)
Total corporate expenses	$12,404	$30,318	$(17,914)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $17.9 million to $12.4 million in the first nine months of 2014, compared to $30.3 million in the first nine months of 2013, primarily the result of senior management transition changes announced during the second quarter of 2013, which did not reoccur in the first nine months of 2014.
Net Income Attributable to Noncontrolling Interests

Nine months ended September 30,	2014	2013	Change
(in thousands)
Net income attributable to noncontrolling interests	$(109,323)	$(96,953)	$(12,370)

Our net income attributable to noncontrolling interests was $109.3 million in the first nine months of 2014, compared to $97.0 million in the first nine months of 2013. The $12.4 million increase in net income attributable to noncontrolling interests is principally due to an increase in the profitability of DaVinciRe, as well as a decrease in our ownership in DaVinciRe to 23.4% at September 30, 2014, compared to 32.9% at September 30, 2013, resulting in an increase in the net income attributable to noncontrolling interests. We expect our ownership in DaVinciRe to fluctuate over time.
Income from Discontinued Operations

Nine months ended September 30,	2014	2013	Change
(in thousands)
Income from discontinued operations	$—	$2,422	$(2,422)

Income from discontinued operations was $Nil in the first nine months of 2014, compared to $2.4 million in the first nine months of 2013. Included in income from discontinued operations of $2.4 million in the first nine months of 2013 is primarily net trading income related to REAL, which was sold on October 1, 2013.
Other
During the first nine months of 2014, we recognized the release of $6.7 million of profit commissions in our Other category as a result of the commutation of several quota share agreements from our former Insurance segment.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires these Bermuda insurance subsidiaries of the Company to maintain certain measures of solvency and liquidity. At September 30, 2014, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.0 billion (December 31, 2013 - $3.2 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $491.5 million (December 31, 2013 - $562.1 million). During the nine months ended September 30, 2014, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received, of $282.7 million, $73.7 million and $Nil, respectively (2013 - $201.7 million, $19.8 million and $Nil, respectively).
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
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority, under the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At September 30, 2014, the FAL requirement set by Lloyd’s for Syndicate 1458 is £241.7 million based on its business plan, approved in November 2013 (December 31, 2013 - £241.7 million based on its business plan, approved November 2013). Actual FAL posted for Syndicate 1458 at September 30, 2014 by RenaissanceRe CCL is $281.0 million and £60.0 million supported 100% by letters of credit (December 31, 2013 - $281.0 million and £60.0 million).

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
Cash Flows

Nine months ended September 30,	2014	2013
(in thousands)
Net cash provided by operating activities	$393,389	$385,798
Net cash provided by (used in) investing activities	128,294	(6,675)
Net cash used in financing activities	(634,054)	(411,040)
Effect of exchange rate changes on foreign currency cash	4,886	3,366
Net decrease in cash and cash equivalents	(107,485)	(28,551)
Net increase in cash and cash equivalents of discontinued operations	—	(9,244)
Cash and cash equivalents, beginning of period	408,032	304,145
Cash and cash equivalents, end of period	$300,547	$266,350

During the nine months ended September 30, 2014, our cash and cash equivalents decreased $107.5 million, to $300.5 million at September 30, 2014, compared to $408.0 million at December 31, 2013.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2014 were $393.4 million, compared to $385.8 million during the nine months ended September 30, 2013. Cash flows provided by operating activities during the nine months ended September 30, 2014 were primarily the result of certain adjustments to reconcile our net income of $465.7 million to net cash provided by operating activities, including: an increase in unearned premiums of $280.4 million due to the timing of our gross premiums written; a $208.1 million increase in reinsurance balances payable due to the increase and timing of our premiums ceded; and partially offset by an increase in premiums receivable and deferred acquisition costs of $156.6 million and $48.4 million, respectively, due to the timing of our gross premiums written, combined with an increase of $129.8 million in our prepaid reinsurance premiums due to the increase and timing of our gross premiums ceded. In addition, the other category of our consolidated statements of cash flows includes the change in our other liabilities, which, at December 31, 2013 included $156.3 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2013 for risks incepted during the first quarter of 2014, and was subsequently deployed in Upsilon during the first quarter of 2014. A portion of the cash provided by operating activities was used in our financing activities, as noted below.
Cash flows provided by investing activities. During the nine months ended September 30, 2014, our cash flows provided by investing activities were $128.3 million, principally reflecting our net sales of other investments, net sales and maturities of fixed maturity investments and net sales of short term investments of $74.7 million, $58.9 million and $21.6 million, respectively.

Cash flows used in financing activities. Our cash flows used in financing activities in the nine months ended September 30, 2014 were $634.1 million, and were principally the result of the settlement of $475.3 million of common share repurchases; net outflows of $107.1 million related to net capital changes to third party shareholders in DaVinciRe and Medici; and $34.8 million and $16.8 million of dividends paid on our common and preferred shares, respectively.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At September 30, 2014	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$282,923	$186,653	$178,243	$647,819
Specialty Reinsurance	111,774	83,196	359,069	554,039
Lloyd’s	54,142	21,464	207,463	283,069
Other	8,097	2,324	37,432	47,853
Total	$456,936	$293,637	$782,207	$1,532,780

December 31, 2013
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserve for claims and claim expenses for the periods indicated:

Nine months ended September 30,	2014	2013
(in thousands)
Net reserves, beginning of period	$1,462,705	$1,686,865
Net incurred related to:
Current year	269,066	263,843
Prior years	(59,116)	(71,702)
Total net incurred	209,950	192,141
Net paid related to:
Current year	19,231	30,550
Prior years	199,687	313,948
Total net paid	218,918	344,498
Net reserves, end of period	1,453,737	1,534,508
Reinsurance recoverable, end of period	79,043	149,201
Gross reserves, end of period	$1,532,780	$1,683,709

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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior year estimated claims reserves increased our net income by $59.1 million during the nine months ended September 30, 2014 (2013 - $71.7 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2014	2013
(in thousands)
Catastrophe Reinsurance	$(18,144)	$(43,066)
Specialty Reinsurance	(35,894)	(23,260)
Lloyd’s	(4,175)	(3,035)
Other	(903)	(2,341)
Total	$(59,116)	$(71,702)

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
Catastrophe Reinsurance Segment
Within our Catastrophe Reinsurance segment, we principally write property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes. Under these contracts, we indemnify an insurer or reinsurer when its aggregate paid claims and claim expenses from a single occurrence of a covered peril exceed the attachment point specified in the contract, up to an amount per loss specified in the contract. In recent periods, our catastrophe-exposed proportional reinsurance product offerings (also referred to as quota share reinsurance or pro-rata reinsurance) have grown and may continue to grow in the future. Our most significant exposure is to losses from earthquakes and hurricanes and other windstorms, although we are also exposed to claims arising from other catastrophes, such as tsunamis, freezes, floods, fires, tornadoes, explosions and acts of terrorism. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property catastrophe reinsurance contracts when arising from a covered peril. Our coverages are offered on either a worldwide basis or are limited to selected geographic areas.
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
The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the nine months ended September 30, 2014:

Nine months ended September 30, 2014	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
April & May U.S. Tornadoes (2011)	$(14,697)
Hurricanes Gustav & Ike (2008)	(5,813)
Windstorm Kyrill (2007)	(1,948)
New Zealand Earthquake (2011)	(395)
New Zealand Earthquake (2010)	7,711
Other	(2,829)
Total large catastrophe events	(17,971)
Small catastrophe events
U.S. PCS 24 Wind and Thunderstorm (2013)	(6,299)
U.S. PCS 76 Wind and Thunderstorm (2012)	(3,370)
European Floods (2013)	(3,020)
U.S. PCS 73 Wind and Thunderstorm (2012)	3,737
U.S. PCS 70 Wind and Thunderstorm (2012)	9,625
Other	(846)
Total small catastrophe events	(173)
Total favorable development of prior accident years net claims and claim expenses	$(18,144)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the nine months ended September 30, 2014 of $18.1 million was principally comprised of favorable development of $14.7 million, $6.3 million and $5.8 million related to the 2011 April & May U.S. Tornadoes, a 2013 U.S. wind and thunderstorm event and the 2008 Hurricanes (Gustav and Ike), offset by adverse development of $9.6 million, $7.7 million and $3.7 million related to a 2012 U.S. wind and thunderstorm event, the 2010 New Zealand earthquake and a 2012 U.S. wind and thunderstorm event, each principally the result of changes in our estimated ultimate loss for each respective event, with the remainder due to net favorable development on a number of other events.
The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the nine months ended September 30, 2013:

Nine months ended September 30, 2013	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Hurricanes Gustav & Ike (2008)	$(12,847)
Windstorm Kyrill (2007)	(7,333)
New Zealand Earthquake (2011)	(5,213)
Tohoku Earthquake and Tsunami (2011)	(4,597)
New Zealand Earthquake (2010)	1,627
Hurricane Isaac (2012)	2,610
Other	(2,391)
Total large catastrophe events	(28,144)
Small catastrophe events
U.S. PCS 76 Wind and Thunderstorm (2012)	(3,650)
U.S. PCS 83 Wind and Thunderstorm (2012)	(3,500)
U.S. PCS 70 Wind and Thunderstorm (2012)	5,850
Other	(13,622)
Total small catastrophe events	(14,922)
Total favorable development of prior accident years net claims and claim expenses	$(43,066)

The favorable development of prior accident years claims and claim expenses within our Catastrophe Reinsurance segment in the nine months ended September 30, 2013 of $43.1 million was primarily due to $12.8 million, $7.3 million and $5.2 million of favorable development related to reductions in the expected ultimate net losses for the 2008 Hurricanes (Gustav and Ike), Windstorm Kyrill of 2007 and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $26.1 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development of $5.9 million and $2.6 million associated with an increase in reported gross ultimate losses on a 2012 U.S. wind and thunderstorm event and Hurricane Isaac, respectively.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the nine months ended September 30, 2014:

Nine months ended September 30, 2014	Specialty Reinsurance Segment
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$2,174
Total large catastrophe events	2,174
Total catastrophe net claims and claim expenses	2,174
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(38,068)
Total attritional net claims and claim expenses	(38,068)
Total favorable development of prior accident years net claims and claim expenses	$(35,894)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the nine months ended September 30, 2014 of $35.9 million was primarily driven by reported claims coming in lower than expected on prior accident years events. There were no actuarial reserving assumption changes during the nine months ended September 30, 2014.
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the nine months ended September 30, 2013:

Nine months ended September 30, 2013	Specialty Reinsurance Segment
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(12,828)
Actuarial assumption changes	(10,432)
Total attritional net claims and claim expenses	(23,260)
Total favorable development of prior accident years net claims and claim expenses	$(23,260)

The favorable development of prior accident years claims and claim expenses within our Specialty Reinsurance segment in the nine months ended September 30, 2013 of $23.3 million was primarily driven by $10.4 million associated with actuarial assumption changes, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised claim development factors based on actual loss experience, and $12.8 million due to reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology.

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
Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the nine months ended September 30, 2014:

Nine months ended September 30, 2014	Lloyd’s Segment
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$(855)
Total large catastrophe events	(855)
Small catastrophe events
Other	(1,676)
Total small catastrophe events	(1,676)
Total catastrophe net claims and claim expenses	(2,531)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	(1,644)
Total attritional net claims and claim expenses	(1,644)
Total favorable development of prior accident years net claims and claim expenses	$(4,175)

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.2 million during the nine months ended September 30, 2014 was principally driven by better than expected claims activity.

The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the nine months ended September 30, 2013:

Nine months ended September 30, 2013	Lloyd’s Segment
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$(861)
Total small catastrophe events	(861)
Total catastrophe net claims and claim expenses	(861)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(2,174)
Total attritional net claims and claim expenses	(2,174)
Total favorable development of prior accident years net claims and claim expenses	$(3,035)

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
Capital Resources
Our total capital resources are as follows:

	At September 30, 2014	At December 31, 2013	Change
(in thousands)
Common shareholders’ equity	$3,335,860	$3,504,384	$(168,524)
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,735,860	3,904,384	(168,524)
5.750% Senior Notes	249,499	249,430	69
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total capital resources	$4,235,359	$4,403,814	$(168,455)

During the nine months ended September 30, 2014, our capital resources decreased by $168.5 million, to $4.2 billion, principally due to a decrease in common shareholders’ equity as a result of $478.6 million of common share repurchases as discussed in more detail in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” and $34.8 million and $16.8 million of dividends on our common and preference shares, respectively, partially offset by our comprehensive income attributable to RenaissanceRe of $356.1 million.
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
At September 30, 2014, we had $74.2 million of letters of credit with effective dates on or before September 30, 2014 outstanding under the Reimbursement Agreement.
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective October 1, 2013, each of ROE and RenaissanceRe Specialty U.S. became parties to the existing Bilateral Facility provided pursuant to the facility letter, dated September 17, 2010 and amended July 14, 2011, among Citibank Europe plc (“CEP”) and the existing participants: Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (the “Bilateral Facility Participants”). The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants (inclusive of ROE and RenaissanceRe Specialty U.S.) and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million, subject to a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. The Bilateral Facility was to expire on December 31, 2013; however, effective October 1, 2013, the Bilateral Facility was extended to December 31, 2014 and is evidenced by a facility letter (as amended) and five separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At September 30, 2014, $109.3 million was outstanding and $190.7 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Letters of Credit
At September 30, 2014, we had total letters of credit outstanding under all facilities of $561.7 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of September 30, 2014, Renaissance Reinsurance and DaVinci are approved in 52 and 51 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at September 30, 2014 with respect to the MBRTs totaled $506.6 million and $173.0 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $484.4 million and $140.2 million, respectively.

Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the State of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RTCs were established in New York, they are subject to the rules and regulations of the State of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at September 30, 2014 with respect to the RCTs totaled $42.6 million and $18.7 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $18.1 million and $10.7 million, respectively.
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
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including the Company, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $60.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.5%, effective January 1, 2014. During February 2014, DaVinciRe paid out $30.0 million of the $60.0 million holdback.
Effective July 1, 2014, the Company sold a portion of its shares of DaVinciRe to an existing third party shareholder. The Company sold these shares for $38.9 million. The Company's ownership in DaVinciRe was 23.4% at June 30, 2014 and subsequent to the above transaction, its ownership interest in DaVinciRe decreased to 23.4% effective July 1, 2014.

Investments
The table below shows our invested assets:

	September 30, 2014		December 31, 2013		Change
(in thousands, except percentages)
U.S. treasuries	$1,636,326	24.3%	$1,352,413	19.8%	$283,913
Agencies	120,025	1.8%	186,050	2.7%	(66,025)
Non-U.S. government (Sovereign debt)	282,326	4.2%	334,580	4.9%	(52,254)
Non-U.S. government-backed corporate	141,159	2.1%	237,479	3.5%	(96,320)
Corporate	1,572,168	23.4%	1,803,415	26.4%	(231,247)
Agency mortgage-backed	325,138	4.8%	341,908	5.0%	(16,770)
Non-agency mortgage-backed	264,455	3.9%	257,938	3.8%	6,517
Commercial mortgage-backed	405,635	6.0%	314,236	4.6%	91,399
Asset-backed	31,603	0.5%	15,258	0.2%	16,345
Total fixed maturity investments, at fair value	4,778,835	71.0%	4,843,277	70.9%	(64,442)
Short term investments, at fair value	1,031,143	15.3%	1,044,779	15.3%	(13,636)
Equity investments trading, at fair value	301,714	4.5%	254,776	3.7%	46,938
Other investments, at fair value	501,487	7.5%	573,264	8.5%	(71,777)
Total managed investment portfolio	6,613,179	98.3%	6,716,096	98.4%	(102,917)
Investments in other ventures, under equity method	118,245	1.7%	105,616	1.6%	12,629
Total investments	$6,731,424	100.0%	$6,821,712	100.0%	$(90,288)

At September 30, 2014, we held investments totaling $6.7 billion, compared to $6.8 billion at December 31, 2013, with net unrealized appreciation included in accumulated other comprehensive income of $3.8 million at September 30, 2014, compared to $4.1 million at December 31, 2013. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including hedge funds, private equity partnerships, a senior secured bank loan fund, catastrophe bonds and other investments). At September 30, 2014, our portfolio of equity investments trading totaled $301.7 million, or 4.5%, of our total investments (December 31, 2013 - $254.8 million or 3.7%) inclusive of our investment in Essent of $107.7 million (December 31, 2013 - $121.1 million), and our portfolio of other investments totaled $501.5 million, or 7.5%, of our total investments (December 31, 2013 - $573.3 million or 8.5%).
At June 30, 2014, we had a corporate fixed maturity investment of $30.2 million in the convertible preferred equity of Trupanion, for which we measured the fair value using Level 3 inputs. On July 18, 2014, Trupanion common stock began publicly trading on the NYSE. Effective immediately prior to the closing of the IPO, our investment in the convertible preferred equity of Trupanion was converted into 2.5 million common shares of Trupanion. Trupanion common shares began publicly trading on the NYSE on July 18, 2014 at a share price of $10.00, resulting in a fair value of $24.6 million. Following the IPO, we transferred our investment in Trupanion from corporate fixed maturity investments to our portfolio of equity investments trading on our consolidated balance sheet and any realized and unrealized gains or losses related to

Trupanion from the IPO price are included in net realized and unrealized gains (losses) on investments on our Company’s consolidated statements of operations. We have agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares of Trupanion we hold prior to January 14, 2015. Included in equity investments trading at September 30, 2014 is $20.9 million related to our investment in Trupanion.
Other Investments
The table below shows our portfolio of other investments:

	September 30, 2014	December 31, 2013	Change
(in thousands)
Private equity partnerships	$300,800	$322,391	$(21,591)
Catastrophe bonds	179,246	229,016	(49,770)
Senior secured bank loan funds	18,723	18,048	675
Hedge funds	2,718	3,809	(1,091)
Total other investments	$501,487	$573,264	$(71,777)

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of our fund investments, which principally include hedge funds, private equity funds and a senior secured bank loan fund, is recorded on our balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Certain of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. The typical reporting lag experienced by us to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity funds, although, in the past, in respect of certain of our private equity funds, we have on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the nine months ended September 30, 2014 is a loss of $0.6 million (2013 - loss of $3.7 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $28.9 million of net investment income for the nine months ended September 30, 2014 (2013 - $64.2 million). Of this amount, $2.9 million relates to net unrealized gains (2013 - unrealized gains of $32.6 million).
We have committed capital to private equity partnerships and other investments of $632.1 million, of which $550.2 million has been contributed at September 30, 2014. Our remaining commitments to these investments at September 30, 2014 totaled $84.2 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2014, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Form 10-K for the year ended December 31, 2013. These contractual obligations are considered by the Company when assessing its liquidity requirements. As of September 30, 2014, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Form 10-K for the year ended December 31, 2013.
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

CURRENT OUTLOOK
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, in each of 2013 and 2014 the global insurance and reinsurance markets have manifested near-record levels of industry wide capital held, as well as diminished growth of reinsurance demand for many coverages and solutions. During the 2013 reinsurance renewals, we believe that supply, principally from traditional market participants and complemented by alternative capital providers, more than offset market demand, resulting in a dampening of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. We believe these trends accelerated during the January, June and July 2014 renewals, driven by both the availability of traditional and alternative capital, and perceptions of the potential availability of additive alternative capital; which were only partially offset by capital return initiatives and modest new aggregate demand in the market. We continue to expect the supply of capital to out-pace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
Although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of business; and while we will strive to maintain a high level of net portfolio quality, we cannot assure you that we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and who may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. While we believe we are well positioned to compete for this business, these dynamics may introduce or exacerbate challenges in our markets.
General Economic Conditions
We believe that new uncertainties have developed regarding the strength, duration and comprehensiveness of the economic recovery in the U.S., and the health of certain significant economies in the E.U. and other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of instability in the Middle East, Ukraine and Russia. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of relative economic weakness could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
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
Market Conditions and Competition
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a relatively soft pricing environment, though we believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers. However, we cannot assure you that any increased demand will indeed materialize or that we will be successful in consummating new or expanded transactions.
We currently anticipate a continued level of slowly growing demand for our catastrophe coverages as a whole over coming periods, with select pockets of more rapidly growing demand, albeit offset by ample and likely increasing supplies of private market capital. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims paying ability and other client services will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
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
The “clearinghouse” mechanism contemplated by the May 2013 legislation commenced operation for proposed new Citizens business in January 2014. The clearinghouse is also now operational in respect of a limited number of carriers for existing customers of Citizens, who thereafter may be renewed by a participating private insurance carrier approved by the state if that company offers comparable coverage at equal or less cost than the Citizens renewal rate. Proposed new customers of Citizens may be directed via the mechanism of the clearinghouse to an eligible private carrier if that company’s estimate for comparable coverage is within 15% of a quote for a Citizens policy. The number of participating private carriers is expected to grow in coming periods. If successful, it is possible that the “clearinghouse” mechanism will contribute incrementally to increased private market demand over time. However, it is possible the “clearinghouse” mechanism will not operate successfully; that participating carriers may not choose to cede risk to reinsurers in general or to the Company in particular; or that any growth attributable to the “clearinghouse” mechanism will be offset by other changes returning risk to the state public sector.

In November 2014, elections will be held in Florida, as in many U.S. states, in respect of the gubernatorial office and other statewide elected positions, each member of the Florida House of Representatives and half of the members of the Florida Senate. In the past, significant changes in the Florida insurance market have followed some administrative and leadership transitions. We cannot predict the outcome of these or other elections or their potential impact on our customers and markets.
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
In July 2014, the Senate Finance Committee conducted hearings in respect of transactions in which U.S.-based companies merge with or acquire foreign companies in structures referred to as inversions. In addition, the Committee has conducted processes in respect of reinsurance companies organized outside the United States whose capital is primarily derived from, or whose assets are managed by, hedge funds. We do not believe our operations, structure or strategy are relevant to any of these inquiries, although we can not anticipate with certainty the ambit of future Congressional inquiry or action. Some media reports have indicated that the Chair of the Senate Finance Committee may introduce related legislation putatively intended to address perceived issues relating to hedge fund managed reinsurance companies in the fourth quarter of 2014. We cannot predict with certainty the nature of this legislation or its potential impact on us or the reinsurance market more broadly.
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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 6, 2014, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended September 30, 2014, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
July 1 - 31, 2014	68,385	$98.47	2,127	$108.42	66,258	$98.15	(6.5)
August 1 - 6, 2014	230,988	$98.85	142	$98.94	230,846	$98.85	(22.8)
August 6, 2014 - renewal of authorized share repurchase program of $500.0 million							29.3
Dollar amount available to be repurchased							500.0
August 7 - 31, 2014	700,076	$100.52	—	$—	700,076	$100.52	(70.4)
September 1 - 30, 2014	635,806	$101.17	—	$—	635,806	$101.17	(64.3)
Total	1,635,255	$100.45	2,269	$107.83	1,632,986	$100.44	$365.3

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the nine months ended September 30, 2014, the Company repurchased approximately 5.0 million common shares in open market transactions at an aggregate cost of $478.6 million and at an average share price of $95.79. Subsequent to September 30, 2014 and through the period ended November 3, 2014, the Company repurchased 358 thousand common shares in open market transactions at an aggregate cost of $35.7 million and at an average share price of $99.54.
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

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer	November 5, 2014
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	November 5, 2014
Mark A. Wilcox