Form 10-K
period 2014-12-31
RENAISSANCERE HOLDINGS LTD
filed 2015-02-20
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2014 was $4,203.6 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 18, 2015 was 38,330,334.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed in respect of our 2015 Annual General Meeting of Shareholders.

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
In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
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

•
the inherent uncertainties in our reserving process, particularly in regards to large catastrophic events and longer tail casualty lines, the uncertainties of which we expect to increase as our product and geographical diversity increases;

•	the frequency and severity of catastrophic and other events which we cover could exceed our estimates and cause losses greater than we expect;

•
the risk of the lowering or loss of any of the financial strength, claims-paying or enterprise-wide risk management ratings of RenaissanceRe Holdings Ltd. (“RenaissanceRe”) or of one or more of our subsidiaries or joint ventures or changes in the policies or practices of the rating agencies;

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

•
the risk that our customers may fail to make premium payments due to us, as well as the risk of failures of our reinsurers, brokers or other counterparties to honor their obligations to us, including in regards to large catastrophic events, and also including their obligations to make third party payments for which we might be liable;

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

•
risks relating to the inability, or delay, in the claims-paying ability of Citizens, FHCF or of private market participants in Florida, particularly following a large windstorm or multiple smaller storms, which we believe would weaken or destabilize the Florida market and give rise to an unpredictable range of impacts which might be adverse to us, perhaps materially so;

•
risks associated with the management of our operations as our product and geographical diversity increases, including the potential inability to allocate sufficient resources to our strategic and tactical plans or to address additional industry or regulatory developments and requirements;

•
changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, which risks we believe are currently enhanced in light of the current macroeconomic uncertainty and the recent period of economic uncertainty, both globally, particularly in respect of Eurozone countries and companies, and in the U.S.;

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

•
risks relating to changes in regulatory regimes and/or accounting rules, which could result in significant changes to our financial results, including but not limited to, the European Union (“EU”) directive concerning capital adequacy, risk management and regulatory reporting for insurers;

•
risks associated with the failure to complete the Merger (as defined in “Part I, Item 1. Business, Overview”) with Platinum Underwriters Holdings, Ltd. (“Platinum”), which could adversely impact our ability to realize the anticipated strategic benefits of the Merger; and

•
risks that follow consummation of the Merger, including that our future financial performance may differ from projections, integration challenges and costs, and that we may require additional capital in the future, which may not be available on satisfactory terms as a result of the Merger.

The factors listed above should not be construed as exhaustive. Certain of these risk factors and others are described in more detail from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”). We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.    BUSINESS
Unless the context otherwise requires, references in this Form 10-K to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and to the “Company” refers to RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include, but are not limited to, Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance of Europe (“ROE”) and the Company’s Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”).
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
Our core products include property catastrophe reinsurance, which we primarily write through our principal operating subsidiary Renaissance Reinsurance, Syndicate 1458, and joint ventures, principally DaVinci, Top Layer Re and Upsilon RFO; specialty reinsurance risks written through Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., Syndicate 1458 and DaVinci; and certain insurance products primarily written through Syndicate 1458 or on an excess and surplus lines basis. We believe we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd’s marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed, and continue to manage, multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically.
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
On November 24, 2014, we announced that RenaissanceRe and Platinum entered into a definitive merger agreement (the “Merger Agreement”) under which RenaissanceRe will acquire Platinum (the “Merger”). The transaction will benefit the combined companies’ clients through an expanded product offering and broker relationships and will accelerate the growth of our U.S. specialty and casualty reinsurance platform. The agreement has been unanimously approved by both companies’ Board of Directors and, if approved by Platinum’s shareholders, the transaction is expected to close on March 2, 2015. Platinum has scheduled a special meeting of shareholders to consider and vote upon the proposed acquisition and related matters on February 27, 2015. There can be no assurance that the Merger will occur.
Upon completion of the Merger, each common share, par value $0.01 of Platinum (“Platinum Common Shares”) (other than dissenting shares) shall be canceled and converted into the right to receive, at the election of the holder thereof in accordance with the terms of the Merger Agreement, (i) the cash election consideration, which is an amount of cash equal to $66.00 (the “Cash Election Consideration”), (ii) the share election consideration, which is 0.6504 common shares, par value $1.00 per share of RenaissanceRe (“RenaissanceRe Common Shares”) (the “Share Election Consideration”), or (iii) the standard election consideration (the “Standard Election Consideration”), which is comprised of the standard exchange ratio (which is 0.2960 RenaissanceRe Common Shares) and the standard cash amount (which is an amount of cash equal to $35.96), in each case less applicable withholding taxes and plus cash in lieu of any fractional RenaissanceRe Common Shares such Platinum shareholders would otherwise be entitled to receive. The number of RenaissanceRe Common Shares to be issued to Platinum shareholders as consideration for the Merger is 7.5 million, and each of the Cash Election Consideration and the Share Election Consideration is subject to proration if the un-prorated aggregate share consideration is less than or greater than, respectively, 7.5 million RenaissanceRe Common Shares. All Platinum Common Shares that are held by Platinum as treasury stock or held by any wholly owned subsidiary of Platinum, or owned by RenaissanceRe or any wholly owned subsidiary of RenaissanceRe immediately before the Merger, will be canceled and no payment will be made in respect thereof.

In addition, the Merger Agreement requires that, subject to applicable laws, following the date of approval and adoption of the Merger Agreement by the Platinum shareholders and prior to the Effective Time (as defined in the Merger Agreement), Platinum shall declare and pay the special dividend of $10.00 per Platinum Common Share (the “Special Dividend”) to the holders of record of outstanding Platinum Common Shares as of a record date for the Special Dividend to be set as designated by Platinum’s board of directors. On February 10, 2015, Platinum announced that the Special Dividend would be payable prior to the effective time of the Merger on the closing date of the Merger to Platinum shareholders of record at the close of business on the last business day prior to the closing date, which Special Dividend is conditioned on the Merger having been approved by the shareholders of Platinum at the special meeting of its shareholders on February 27, 2015 (or any adjournment or postponement thereof).
The aggregate consideration for the transaction is expected to be approximately $1.9 billion, comprised of the Special Dividend, the issuance of 7.5 million RenaissanceRe Common Shares, and cash consideration. We anticipate funding the cash consideration to be paid by RenaissanceRe from available cash resources, the liquidation of certain of our fixed maturity investments trading, and short term alternative financing. Following the closing of the Merger, if such closing occurs, we intend to issue $300.0 million in debt to replace the short term alternative financing used to fund part of the cash consideration to be paid by RenaissanceRe. However, there can be no assurance that we will be able to secure adequate sources of financing on favorable terms. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” for additional information.
On August 30, 2013, we entered into a purchase agreement with a subsidiary of Munich-American Holding Corporation (together with applicable affiliates, “Munich”) to sell our U.S.-based weather and weather-related energy risk management unit, which included RenRe Commodity Advisors LLC (“RRCA”), Renaissance Trading Ltd. (“Renaissance Trading”) and RenRe Energy Advisors Ltd. (collectively referred to as “REAL”). REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions. On October 1, 2013, we closed the sale of REAL to Munich. We classified the assets and liabilities associated with this transaction as held for sale, and at December 31, 2014 and 2013, there were no remaining assets or liabilities related to REAL included on our consolidated balance sheets. The financial results for these operations have been presented in our consolidated financial statements as “discontinued operations” for all periods presented. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. Prior years presented have been reclassified to conform to this new presentation. Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. We recorded a loss on sale of $8.8 million in conjunction with the sale, including related direct expenses, in our consolidated statement of operations for the year ended December 31, 2013. We have no further ongoing commitments or obligations pursuant to the purchase agreement. Refer to “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements”, for additional information.
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
CORPORATE STRATEGY
Our mission is to produce superior returns for our shareholders over the long-term.  We believe that market leadership is required to produce the best expected returns.  We pursue markets where leadership comes from seeking to be the best underwriter.  We define our pursuit of superior underwriting as the process of matching well-structured risk with capital whose owners would find the risk-return trade-off attractive.
To be the best underwriter, our strategy is to operate an integrated system comprising three competitive advantages: superior customer relationships, superior risk selection and superior capital management.  We believe that all three competitive advantages are necessary simultaneously and that activity must be coordinated to deliver them seamlessly for the benefit of our ceding insurers, brokers, investors in our sidecars and joint ventures, and shareholders. The strategy is supported by our core values, our principles and our culture.
We believe our competitive advantages include:
Superior Customer Relationships.  We seek to be a trusted long-term partner to our customers for assessing and managing risk and delivering responsive solutions. We believe our modeling and technical expertise, the risk management products that we provide our customers and our track record of keeping our promises have made us a provider of first choice in many lines of business to our customers worldwide.  We seek to offer stable, predictable, and consistent risk-based pricing and a prompt turnaround on claims.
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
For the year ended December 31, 2014, our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments accounted for 60.3%, 22.4% and 17.3%, respectively, of our total consolidated gross premiums written. We currently expect contributions from our Specialty and Lloyd’s segments to increase over time, on both an absolute and relative basis, although we cannot assure you we will succeed in meeting this objective. Operating results relating to our segments are included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our portfolio of business continues to be characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 10% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these customers. We market our reinsurance products worldwide exclusively through brokers, whose market has become extremely consolidated in recent years.  In 2014, three brokerage firms accounted for 89.2% of our Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written.  We believe that recent market dynamics, and trends in our industry in respect of potential future consolidation, have increased our exposure to the risks of broker, client and counterparty concentration.
The following table shows our gross premiums written split between our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segment, respectively:

Year ended December 31,	2014	2013	2012
(in thousands)
Catastrophe Reinsurance	$933,969	$1,120,379	$1,182,207
Specialty Reinsurance	346,638	259,489	209,887
Lloyd’s	269,656	226,532	159,987
Other category (1)	309	(988)	(490)
Total gross premiums written	$1,550,572	$1,605,412	$1,551,591

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $0.3 million for the year ended December 31, 2014 (2013 - $(1.0) million, 2012 - $(0.5) million).
Catastrophe Reinsurance Segment
Property catastrophe reinsurance is our traditional core business, and is principally written for our own account, for DaVinci and for other joint ventures such as Top Layer Re and Upsilon RFO. We believe we are one of the world’s leading providers of this coverage, based on total catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount. We also offer proportional coverages and other structures on a catastrophe-exposed basis and may increase these offerings on an absolute or relative basis in the future.
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
As a result of our position in the market and reputation for superior customer relationships, we believe we have superior access to catastrophe-exposed reinsurance business we view as desirable compared to the market as a whole. As described above, we use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force underwriting portfolio, comparing our estimate of the modeled expected returns of the contract against the amount of capital that we allocate to the contract, based on our estimate of its marginal impact on our overall risk portfolio. At times, our approach to portfolio management has resulted and may result in the future in our having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region, such as Florida, where we historically have had a relatively large percentage of coverage exposures, or to a particular peril, such as U.S. hurricane risk, where we believe our analytical skills, claims-paying history, large capacity, strong ratings and other attributes offer a competitive advantage, or where the risks or class of risks otherwise adds efficiency to our portfolio. Conversely, from time to time we may have a disproportionately low market share in certain regions or perils where we believe our capital would be less effectively deployed.
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
Mona Lisa Re Ltd. (“Mona Lisa Re”)
On March 14, 2013, Mona Lisa Re was licensed as a Bermuda domiciled special purpose insurer (“SPI”) to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes (“Notes”) to third party investors.

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
Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. We do not have a variable interest in Mona Lisa Re, and as a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $7.4 million and $5.1 million, respectively, during 2014 (2013 - $9.2 million and $6.5 million, respectively). We have not provided any financial or other support to Mona Lisa Re that was not contractually required to be provided.
Specialty Reinsurance Segment
We write specialty reinsurance for our own account and for DaVinci, covering principally certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as aviation, casualty clash, catastrophe exposed personal lines property, crop, energy, financial, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including directors and officers liability, general liability, professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We believe that we are seen as a market leader in certain of these classes of business. We are seeking to expand our specialty reinsurance operations over time. In 2013, we organized RenaissanceRe Underwriting Managers U.S. LLC (“RenaissanceRe Underwriting Managers U.S.”), a specialty reinsurance agency domiciled in Connecticut, to provide specialty treaty reinsurance solutions on both a quota share and excess of loss basis, as well as to write business on behalf of RenaissanceRe Specialty U.S., a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and Syndicate 1458. However, we cannot assure you that we will succeed in growing these operations or that any growth we do attain will be profitable and contribute meaningfully to our results or financial condition, particularly in light of current and forecasted market conditions. Our specialty reinsurance business is significantly impacted by a comparably small number of relatively large transactions. As with our catastrophe business, our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.
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
Property Catastrophe Managed Joint Ventures
We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market, enhance our client relationships and generate fee income and profit commissions. These joint ventures allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our principal joint ventures include DaVinci, Top Layer Re, Medici, RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”) and Upsilon RFO. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of the Company, acts as the exclusive underwriting manager for each of these joint ventures.
DaVinci
DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio and a portfolio of certain lines of specialty reinsurance such as terrorism and catastrophe exposed workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business that is underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinciRe and, accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our noncontrolling economic ownership in DaVinciRe was 23.4% at December 31, 2014 (2013 - 27.3%).
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
Upsilon RFO
Effective January 1, 2013, we formed and launched a managed joint venture, Upsilon RFO, a Bermuda domiciled SPI (formerly known as Upsilon Reinsurance II Ltd.), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO’s creation further enhances our efforts to match desirable reinsurance risk with efficient capital through a strategic capital structure. Original business is written directly by Upsilon RFO under fully-collateralized reinsurance contracts capitalized through the sale of non-voting shares to investors and an insurance contract issued by a third party investor to the Company related to Upsilon RFO’s reinsurance portfolio. Both Upsilon RFO and the insurance participation are managed by RUM in return for an expense override. Through RUM, we are eligible to receive a potential underwriting profit commission in respect of Upsilon RFO.
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
Upsilon Fund
Effective November 13, 2014, the Company incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares.
Upsilon Fund is considered a VIE as the voting rights of the equity investors are not proportionate with the respective obligation to absorb expected losses or right to receive expected residual returns. We do not have the obligation to absorb the losses, nor the right to receive the benefits, in accordance with the accounting guidance, that could be significant to Upsilon Fund. However we do have the power over the activities that most significantly impact the economic performance of Upsilon Fund. Since we do not meet both criteria noted above, we are not the primary beneficiary of Upsilon Fund, and accordingly, do not consolidate Upsilon Fund. We have not provided any financial or other support to Upsilon Fund that was not contractually required to be provided.
Medici
Medici is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. During 2013, third-party investors subscribed for a portion of the participating, non-voting common shares of Medici. We maintain majority voting control of Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), as such, the results of Medici and Fund Holdings are consolidated in our financial statements.
Strategic Investments
Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we instead partner with other market participants. These investments are directed at classes of risk other than catastrophe, and at times may also be directed at non-insurance risks. We find these investments attractive both for their expected returns, and also because they provide us diversification benefits and information and exposure to other aspects of the market. Examples of these investments include our investments in Tower Hill Insurance Group, LLC. (“THIG”), Tower Hill Holdings, Inc. (“Tower Hill”),Tower Hill Signature Insurance Holdings, Inc. (“Tower Hill Signature”) and Tower Hill Re (collectively, the “Tower Hill Companies”), Universal Holdings Inc. (“Universal”) and Angus Partners, LLC (“Angus”). THIG is a managing general agency specializing in insurance coverage for site built and manufactured homes. Subsidiaries of THIG, namely Tower Hill Claims Services, LLC, and Tower Hill Claims Management, LLC, provide claim adjustment services through exclusive agreements with THIG. Tower Hill is an insurance holding company. The subsidiaries of Tower Hill, along with Tower Hill Signature and Tower Hill Re, write residential property insurance. We invested in the Tower Hill Companies, which operate primarily in the State of Florida, to expand our core platforms by obtaining ownership in an additional distribution channel for the Florida homeowners market and to enhance our relationships with other stakeholders. Universal is an integrated insurance holding company performing all aspects of insurance underwriting, distribution and claims, primarily in the Florida homeowners market. Angus provides commodity related risk management products to third party customers. The carrying value of these investments on our consolidated balance sheet, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so. Other than Universal, none of the securities we hold in respect of these investments are publicly traded.
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

GEOGRAPHIC BREAKDOWN
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean market, which represented 55.6% of the Company’s gross premiums written for the year ended December 31, 2014. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, mainly U.S. Atlantic hurricanes, as well as earthquakes and other natural and man-made catastrophes. The following table sets forth the percentage of our gross premiums written allocated to the territory of coverage exposure:

	2014		2013		2012
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)
Catastrophe Reinsurance
U.S. and Caribbean	$573,696	37.0%	$782,211	48.7%	$857,740	55.3%
Worldwide	157,674	10.2%	99,179	6.2%	81,595	5.3%
Worldwide (excluding U.S.) (1)	123,476	8.0%	146,048	9.1%	139,265	9.0%
Japan	31,484	2.0%	39,060	2.4%	43,238	2.8%
Europe	25,353	1.6%	25,659	1.6%	37,113	2.4%
Australia and New Zealand	20,807	1.3%	22,460	1.4%	18,578	1.2%
Other	1,479	0.1%	5,762	0.4%	4,678	0.3%
Total Catastrophe Reinsurance	933,969	60.2%	1,120,379	69.8%	1,182,207	76.3%
Specialty Reinsurance
U.S. and Caribbean	169,045	10.9%	91,203	5.7%	69,070	4.4%
Worldwide	161,329	10.4%	151,879	9.5%	96,081	6.2%
Australia and New Zealand	6,898	0.5%	12,068	0.7%	28,307	1.8%
Worldwide (excluding U.S.) (1)	7,506	0.5%	1,661	0.1%	—	—%
Europe	460	—%	2,612	0.2%	16,429	1.1%
Other	1,400	0.1%	66	—%	—	—%
Total Specialty Reinsurance	346,638	22.4%	259,489	16.2%	209,887	13.5%
Lloyd’s
U.S. and Caribbean	120,066	7.7%	88,535	5.5%	57,332	3.7%
Worldwide	118,190	7.6%	104,249	6.5%	75,132	4.8%
Worldwide (excluding U.S.) (1)	13,655	0.9%	8,071	0.5%	6,064	0.4%
Europe	7,609	0.5%	14,763	0.9%	14,456	0.9%
Australia and New Zealand	2,907	0.2%	2,948	0.2%	2,152	0.1%
Other	7,229	0.5%	7,966	0.5%	4,851	0.3%
Total Lloyd’s	269,656	17.4%	226,532	14.1%	159,987	10.2%
Other category (2)	309	—%	(988)	(0.1)%	(490)	—%
Total gross premiums written	$1,550,572	100.0%	$1,605,412	100.0%	$1,551,591	100.0%

(1)
The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)
The Other category consists of contracts that are primarily exposed to U.S. risks and includes inter-segment gross premiums written of $0.3 million for the year ended December 31, 2014 (2013 - $(1.0) million, 2012 - $(0.5) million).

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

Enterprise Risk Management (“ERM”)
We believe that high-quality and effective risk management is best achieved when it is a shared cultural value throughout the organization. We have sought to develop and utilize a series of tools and processes that support a culture of risk management and to create a robust framework of ERM within our organization. We consider ERM to be a key process which is the responsibility of every individual within the Company. ERM is managed by our senior executive team under the oversight of our Board of Directors, and implemented by personnel from across our organization. We believe that ERM helps us to identify potential events that may affect us, to quantify, evaluate and manage the risks to which we are exposed, and to provide reasonable assurance regarding the achievement of our objectives. We believe that effective ERM can provide us with a significant competitive advantage. We also believe that effective ERM assists our efforts to minimize the likelihood of suffering financial outcomes in excess of the ranges which we have estimated in respect of specific investments, underwriting decisions, or other operating or business activities, although we do not believe this risk can be eliminated. We believe that our risk management tools support our strategy of pursuing opportunities and help us to identify opportunities that we believe to be the most attractive. In particular, we utilize our risk management tools to support our efforts to monitor our capital position, on a consolidated basis and for each of our major operating subsidiaries, and to allocate an appropriate amount of capital to support the risks that we have assumed in the aggregate and for each of our major operating subsidiaries. We believe that our risk management efforts are essential to our corporate strategy and our goal of achieving long-term growth in tangible book value per share plus the change in accumulated dividends for our shareholders.
Our ERM framework comprises four primary areas of focus, as set forth below:

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

(4)
Reserve Risk. We define reserve risk as the risks related to our reserve for net claims and claim expenses, including the amount, both absolute and relative, of our outstanding reserve for net claims and claim expenses, and the impact of economic, social, legal and regulatory matters. Our reserve for net claims and claim expenses is subject to significant uncertainty as a result of these factors, and others. Although reserve risk can increase in both the absolute, and relative to its overall consideration in our ERM framework, and will increase after the Merger in light of the reserves we will assume, we attempt to employ robust resources, procedures and technology to identify, understand, quantify and manage these risks. Our reserve for net claims and claim expenses will continue to be subject to significant uncertainty and has the potential to develop adversely in future periods.

Identification and monitoring of business environment risk and operational risk is coordinated by senior personnel including our Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”), General Counsel and Chief Compliance Officer (“CCO”), Corporate Controller and Chief Accounting Officer (“CAO”), Chief Risk Officer (“CRO”) and Head of Internal Audit, utilizing resources throughout the Company.
Although financial reporting is a key area of our focus, other operational risks are addressed through our disaster recovery program, human resource practices such as motivating and retaining top talent, our strict tax protocols and our legal and regulatory policies and procedures.
Controls and Compliance Committee.  We believe that a key component of our current operational risk management platform is our Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our CFO and COO, CCO, CAO, CRO, Head of Internal Audit, staff compliance professionals and representatives from our business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, and for striving to ensure compliance with applicable laws and regulations, the Company’s Code of Ethics and Conduct (the “Code of Ethics”), and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially raise complex and/or significant tax, legal, accounting, regulatory, financial reporting, reputational or compliance issues.
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
RATINGS
Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We continue to receive high claims-paying and financial strength ratings from A.M. Best Company, Inc. (“A.M. Best”), Standard and Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”). These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Subsequent to the announcement of the Merger with Platinum, S&P and Fitch have affirmed the ratings of RenaissanceRe and the operating subsidiaries of RenaissanceRe, with a stable outlook, and A.M. Best and Moody’s affirmed the ratings of RenaissanceRe and the operating subsidiaries of RenaissanceRe, and placed the ratings under review with negative implications. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, and details of recent ratings actions. In addition, S&P assesses companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM rating of “Very Strong”, which is the highest rating assigned by S&P, and indicates that S&P believes RenaissanceRe has very strong capabilities to consistently identify, measure, and manage risk exposures and losses within RenaissanceRe’s predetermined tolerance guidelines.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At December 31, 2014	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

At December 31, 2013
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During 2014, changes to prior year estimated claims reserves increased our net income by $143.8 million (2013 - $144.0 million, 2012 - $158.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claim expenses for the years indicated:

Year ended December 31,	2014	2013	2012
(in thousands)
Net reserves as of January 1	$1,462,705	$1,686,865	$1,588,325
Net incurred related to:
Current year	341,745	315,241	483,180
Prior years	(143,798)	(143,954)	(157,969)
Total net incurred	197,947	171,287	325,211
Net paid related to:
Current year	39,830	32,212	84,056
Prior years	275,006	363,235	142,615
Total net paid	314,836	395,447	226,671
Total net reserves as of December 31	1,345,816	1,462,705	1,686,865
Reinsurance recoverable as of December 31	66,694	101,025	192,512
Total gross reserves as of December 31	$1,412,510	$1,563,730	$1,879,377

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
Our estimates of losses from large events are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes is concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior accident years net claims and claim expenses in the last several years. However, there is no assurance that this favorable development on prior accident years net claims and claim expenses will occur in future periods.
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
The following table represents the development of our GAAP balance sheet reserves for December 31, 2004 through December 31, 2014. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of reinsurance recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy on gross reserves.

With respect to the information in the table below, note that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Year ended December 31,	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
(in millions)
Gross reserve for claims and claim expenses	$1,295.0	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8	$1,992.3	$1,879.4	$1,563.7	$1,412.5
Reserve for claims and claim expenses, net of reinsurance recoverable	$1,099.2	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1	$1,588.3	$1,686.9	$1,462.7	$1,345.8
1 Year Later	878.6	1,610.7	1,368.3	1,412.6	1,299.0	958.2	1,024.1	1,430.3	1,543.0	1,318.9	—
2 Years Later	844.0	1,449.1	1,225.9	1,199.0	1,045.1	857.6	895.8	1,345.5	1,419.2	—	—
3 Years Later	749.1	1,333.7	1,092.2	997.8	961.4	770.8	849.5	1,274.8	—	—	—
4 Years Later	717.2	1,231.6	911.1	923.0	888.7	727.4	838.4	—	—	—	—
5 Years Later	683.7	1,077.8	847.2	878.5	849.2	697.8	—	—	—	—	—
6 Years Later	628.9	1,022.7	823.5	858.6	824.6	—	—	—	—	—	—
7 Years Later	609.2	1,002.8	819.1	848.0	—	—	—	—	—	—	—
8 Years Later	604.5	1,009.4	811.4	—	—	—	—	—	—	—	—
9 Years Later	612.4	1,004.7	—	—	—	—	—	—	—	—	—
10 Years Later	611.4	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy on net reserves	$487.8	$737.5	$779.9	$761.5	$740.6	$562.5	$317.7	$313.5	$267.7	$143.8	$—
Cumulative Net Paid Losses
1 Year Later	302.8	354.8	247.6	337.1	191.5	182.8	129.7	142.6	363.2	275.0	—
2 Years Later	370.8	548.4	435.8	469.5	369.1	301.5	301.5	484.5	605.5	—	—
3 Years Later	395.7	712.6	529.5	553.0	471.6	420.6	379.3	667.9	—	—	—
4 Years Later	446.8	782.9	569.4	605.7	585.8	456.2	437.6	—	—	—	—
5 Years Later	472.7	812.0	594.2	690.4	615.3	487.8	—	—	—	—	—
6 Years Later	482.7	833.1	656.1	703.2	641.2	—	—	—	—	—	—
7 Years Later	492.2	879.1	668.7	724.7	—	—	—	—	—	—	—
8 Years Later	527.6	890.9	676.5	—	—	—	—	—	—	—	—
9 Years Later	533.9	893.2	—	—	—	—	—	—	—	—	—
10 Years Later	532.3	—	—	—	—	—	—	—	—	—	—
Gross reserve for claims and claim expenses	$1,295.0	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8	$1,992.3	$1,879.4	$1,563.7	$1,412.5
Reinsurance recoverable on unpaid losses	195.8	639.2	219.7	107.7	193.6	84.1	101.7	404.0	192.5	101.0	66.7
Net reserve for claims and claim expenses	$1,099.2	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1	$1,588.3	$1,686.9	$1,462.7	$1,345.8
Gross liability re-estimated	$811.4	$1,618.0	$1,020.2	$917.0	$966.2	$745.8	$922.5	$1,675.0	$1,587.6	$1,406.1	$—
Reinsurance recoverable on unpaid losses re-estimated	200.0	613.3	208.8	69.0	141.6	48.0	84.2	400.2	168.4	87.3	—
Net liability re-estimated	$611.4	$1,004.7	$811.4	$848.0	$824.6	$697.8	$838.3	$1,274.8	$1,419.2	$1,318.8	$—
Cumulative redundancy on gross reserves	$483.6	$763.4	$790.8	$800.2	$792.6	$598.6	$335.3	$317.3	$291.8	$157.6	$—

INVESTMENTS
Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. The majority of our investments consist of highly rated fixed income securities. We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. In addition, we have an allocation to other investments including private equity partnerships, a senior secured bank loan fund, catastrophe bonds, and hedge funds, and to certain equity securities. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
The table below shows the aggregate amounts of our invested assets:

At December 31,	2014		2013
(in thousands, except percentages)
U.S. treasuries	$1,671,471	24.8%	$1,352,413	19.8%
Agencies	96,208	1.4%	186,050	2.7%
Non-U.S. government (Sovereign debt)	280,651	4.2%	334,580	4.9%
Non-U.S. government-backed corporate	146,467	2.2%	237,479	3.5%
Corporate	1,610,442	23.9%	1,803,415	26.4%
Agency mortgage-backed	316,620	4.7%	341,908	5.0%
Non-agency mortgage-backed	253,050	3.7%	257,938	3.8%
Commercial mortgage-backed	381,051	5.7%	314,236	4.6%
Asset-backed	27,610	0.4%	15,258	0.2%
Total fixed maturity investments, at fair value	4,783,570	71.0%	4,843,277	70.9%
Short term investments, at fair value	1,013,222	15.0%	1,044,779	15.3%
Equity investments trading, at fair value	322,098	4.8%	254,776	3.7%
Other investments, at fair value	504,147	7.5%	573,264	8.5%
Total managed investment portfolio	6,623,037	98.3%	6,716,096	98.4%
Investments in other ventures, under equity method	120,713	1.7%	105,616	1.6%
Total investments	$6,743,750	100.0%	$6,821,712	100.0%

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
The following table shows the percentage of our Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written generated through our largest brokers:

	Catastrophe Reinsurance			Specialty Reinsurance
Year ended December 31,	2014	2013	2012	2014	2013	2012
AON Benfield	57.2%	50.6%	54.0%	53.2%	40.0%	37.4%
Marsh & McLennan Companies	20.5%	21.5%	20.3%	23.1%	27.5%	30.4%
Willis Group	11.2%	14.9%	8.6%	14.0%	25.4%	26.6%
Total of largest brokers	88.9%	87.0%	82.9%	90.3%	92.9%	94.4%
All others	11.1%	13.0%	17.1%	9.7%	7.1%	5.6%
Total percentage of segment gross premiums written	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the number of brokers for which we issued authorization for coverage on programs, the number of program submissions received and the number and percent of authorizations issued, split between our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments for 2014:

Year ended December 31, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s
Number of brokers	13	15	49
Program submissions	2,493	494	3,777
Programs authorized	795	211	962
Programs authorized as a percentage of program submissions	32%	43%	25%

EMPLOYEES
At February 18, 2015, we employed 281 people worldwide (February 19, 2014 - 285, February 20, 2013 - 309). As part of the sale of REAL, which closed on October 1, 2013, our overall headcount was reduced by 31 employees. We believe our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries. The Company has historically looked for opportunities to strengthen its operations during periods of softening markets in anticipation of improving market conditions, however, we may from time to time reevaluate our operational needs based on various factors, including the changing nature of such market conditions and changes in our strategy or tactical plans. Our overall headcount is expected to increase as a result of our proposed acquisition of Platinum. In addition, we currently expect to continue to experience a degree of employee growth in the U.K., the U.S. and other markets outside Bermuda, which may lead to, in certain cases, new or expanded human resource requirements.

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
Cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  Publicly reported instances of cyber security threats and incidents have increased over recent periods, and it is possible that cyber-related risks for us or the costs to us of complying with new or developing regulatory requirements has or will increase.  In 2011, the SEC drafted informal staff-level guidance for public companies to use when considering whether to disclose cyber attacks and their impact on a company's financial condition, and it is possible that the SEC or other agencies which regulate or oversee us will adopt new standards or requirements with which we would be required to comply. We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by our personnel.  Failure to comply with these obligations can give rise to monetary fines and other penalties, which could be significant.
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
The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”) to identify and respond to risks to the financial stability of the U.S. and to promote market discipline. FSOC is authorized to designate a nonbank financial company as “systemically significant” if its material financial distress could threaten the financial stability of the U.S. In 2013, FSOC designated three nonbank financial companies, including two insurance groups, as systemically significant and in 2014, FSOC designated a third insurance group as systemically significant. Those designated entities will be subject to supervision by the Board of Governors of the Federal Reserve System as well as enhanced prudential standards, including stress tests, liquidity requirements, annual resolution plans or “living wills,” and enhanced public disclosures. FSOC’s potential recommendation of measures to address systemic risk in the insurance industry could affect our insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant.
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
FIO has a particular role in connection with international insurance matters. FIO represents the U.S. at the International Association of Insurance Supervisors (“IAIS”); in 2012, FIO participated in IAIS’s Financial Stability Committee and joined IAIS’s Executive Committee. FIO’s Director serves as Chair of the IAIS Technical Committee, which is developing the Common Framework for the Supervision of Internationally Active Insurance Groups. The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (a “Covered Agreement”). Significantly, FIO is authorized to preempt state measures that (i) are inconsistent with a Covered Agreement and (ii) disfavor non-U.S. insurers subject to a Covered Agreement.
FIO is required to report to Congress annually on the insurance industry and any preemption actions regarding any Covered Agreement. FIO is also required to issue two special reports: one on how to improve and modernize U.S. insurance regulation and another on the significance of the global reinsurance market to the U.S. insurance market. On December 12, 2013, FIO delivered its report to Congress on how to modernize and improve the system of insurance regulation in the U.S. The report recommended that, in the short term, the U.S. system of insurance regulation can be modernized through state-based improvements combined with certain federal actions. The report identified areas for direct federal involvement in international standard setting, FIO participation in supervisory colleges which monitor the regulation of large national and internationally active insurance groups and federal pursuit of Covered Agreements to afford nationally uniform treatment of reinsurance collateral requirements. The report also made several recommendations for state reform of insurance regulation, including changes to the state regulation of insurance company solvency, group supervision and corporate governance. The FIO report stated that the system of U.S. insurance regulation can be modernized and improved in the short-term, while warning that if the various U.S. states do not act in the near term to effectively regulate matters on a consistent and cooperative basis, in FIO’s view, there will be a greater role for federal regulation of insurance. The potential impact of the Dodd-Frank Act on our U.S. cedants and on the U.S. treatment of global reinsurance matters is not clear at this time.
In December 2014, FIO delivered its report to Congress describing the breadth of the global reinsurance market and its critical role in supporting the U.S. insurance system. The report does not assess whether reinsurance or any particular reinsurer could be systemically important. However, noting the importance of the global reinsurance market to U.S. reinsurers, the report notes that the U.S. Treasury Department and the United States Trade Representative are considering a Covered Agreement with respect to collateral requirements for reinsurers. We are monitoring developments at FSOC and FIO in connection with the possible impact on our U.S. insurance and reinsurance business. It is possible FIO will, in the future, issue recommendations in respect of the reinsurance market that would, if enacted, impact our markets or our operations significantly, perhaps adversely. The Dodd-Frank Act also provides for the specific preemption of certain state insurance laws in the areas of reinsurance and surplus insurance regulation. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these new laws and regulations has resulted in additional costs. Although we do not expect these costs to be material to us as a whole, we cannot be certain that this expectation will prove accurate or that the Dodd-Frank Act will not impact our business more adversely than we currently estimate.
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
Although, in general, reinsurance contract terms and rates are not subject to regulation by state insurance authorities, a primary U.S. insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit on its statutory financial statements for the reinsurance ceded. State insurance regulators permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted, non-U.S. (alien) reinsurers if the reinsurance contract contains certain minimum provisions and if the reinsurance obligations of the non-U.S. reinsurer are appropriately collateralized. Qualifying collateral may be established by an alien reinsurer exclusively for a single U.S. ceding company. Alternatively, an alien reinsurer that is accredited by a state may establish a multi-beneficiary trust with qualifying assets equal to its reinsurance obligations to all U.S. ceding insurers, plus a trusteed surplus amount. Renaissance Reinsurance and DaVinci are each an accredited reinsurer in New York and Florida and have established multi-beneficiary trusts with a qualifying financial institution in New York for the benefit of their U.S. cedants.
States have generally required alien reinsurers to provide collateral equal to one hundred percent of their reinsurance obligations to U.S. ceding insurers. However, eighteen states have recently changed their credit for reinsurance laws to permit US ceding insurers to take full credit for reinsurance when a “certified” reinsurer posts reduced collateral amounts. Under these amended credit for reinsurance laws, qualifying alien reinsurers may reduce their collateral for future reinsurance agreements based on a secure rating assigned by the U.S. insurance regulator. The secure rating is assigned by the state upon an assessment of the reinsurer’s financial condition, financial strength ratings and other factors. In addition, the alien reinsurer must be domiciled in a jurisdiction that is “qualified” under state law. In December 2014, the National Association of Insurance Commissioners (the “NAIC”) approved its initial list of qualified jurisdictions, including Bermuda, and states that have amended their credit for reinsurance laws may accept such conditional qualification in assessing reinsurers for certification. Of the eighteen states that have changed their credit for reinsurance laws, only Connecticut, New York and Florida have approved any reinsurers for collateral reduction. Florida has approved Renaissance Reinsurance and DaVinci for collateral reduction.
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
Admitted Company Regulation. Although we do not currently have any subsidiaries that are U.S. licensed insurance companies, we will acquire one upon completion of the Merger: Platinum Underwriters Reinsurance, Inc. (“Platinum U.S.”), a Maryland domiciled insurer licensed in 26 states and the District of Columbia and qualified or certified as a reinsurer in 24 states. As a U.S. licensed and authorized insurer, Platinum U.S. is subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance commissioners regulate insurer solvency standards, authorized investments, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. Costs associated with understanding and complying with the regulations and requirements imposed by the Maryland Insurance Administration, as well as any changes or amendments to such regulations, will result in increased costs or burdens for RenaissanceRe as a result of the Merger. It is difficult to predict or quantify the additional costs to RenaissanceRe that may result from complying with the additive regulatory requirements imposed by the regulatory agencies with oversight authority over the operations to be acquired in the Merger.
Holding Company Regulation. Although we are not currently subject to regulation under the insurance holding company laws of any U.S. jurisdiction, completion of the Merger will subject us to the insurance holding company laws of Maryland, the domestic state of Platinum U.S. These laws generally require Platinum U.S., as a subsidiary of an insurance holding company, to register and file with the Maryland Insurance Administration certain reports including providing information concerning its capital structure, ownership, financial condition and general business operations. Generally, all transactions involving the insurers in a holding company system and their affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the Maryland Insurance Administration. Further, Maryland law places limitations on the amounts of dividends or distributions payable by Platinum U.S. Payment of ordinary dividends by Platinum U.S. requires notice to the Maryland Insurance Administration. Extraordinary dividends, which must be paid out of earned surplus, generally require thirty days’ prior notice to and approval or non-disapproval of the Maryland Insurance Administration before being declared. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (1) ten percent of the insurer’s surplus as regards policyholders as of December 31 of the next preceding year or (2) the insurer’s net investment income, excluding realized capital gains (as determined under statutory accounting principles), for the twelve month period ending December 31 of the next preceding year and pro rata distributions of any class of the insurer’s own securities, plus any amounts of net investment income (subject to the foregoing exclusions), in the three calendar years prior to the preceeding year which have not been distributed.
Maryland law also requires prior notice and Maryland Insurance Administration approval of changes in control of a Maryland-domestic insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless the presumption is rebutted. Therefore, after completion of the Merger, any investor who intends to acquire 10% or more of RenaissanceRe’s outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Maryland Insurance Administration before such acquisition. In addition, RenaissanceRe’s Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares.
Maryland amended its holding company laws effective January 1, 2014 to introduce the concept of enterprise risk reporting into its laws. The amendments impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting the licensed companies from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The first enterprise risk report will be due in Maryland by July 1, 2015.
NAIC Ratios. The NAIC has established 11 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed property and casualty U.S. insurance companies operating in their respective states. The NAIC’s Insurance Regulatory Information System (“IRIS”) calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will be subject to regulatory scrutiny if it falls outside the usual ranges with respect to four or more of the ratios.
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
In 2007, Florida enacted legislation which enabled the FHCF to offer increased amounts of coverage in addition to the mandatory coverage amount, at below-market rates. Further, the legislation expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In May 2009, the Florida legislature took steps to strengthen the financial condition of FHCF and Citizens, which a government-appointed task force determined to have been impaired by issues including the crisis in the credit markets, widespread rate inadequacy, and issues arising out of the application of discounts for housing retrofits and mitigation features. A bill was passed in 2009 permitting Citizens to raise its rates by up to 10% starting in 2010 and every year thereafter until its current shortfall is corrected and Citizens has sufficient funds to pay its claims and expenses. The bill gradually phased out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The rate increases and cut back on coverage by FHCF and Citizens have supported, over this period, a relatively increased role for private insurers in Florida, a market in which we have established substantial market share. However, we cannot assure you that this increased role will continue or be maintained, or that adverse new legislation will not be passed.
It is possible that other states, particularly those with Atlantic or Gulf Coast exposures, or California in respect of its seismic exposures, may enact new or expanded legislation based on the earlier Florida precedent, or may otherwise enact legislation which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or Federal level. For example, in the past, federal bills have been proposed in Congress (and, in prior Congressional sessions, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets.  In 2009, the Catastrophe Obligation Guarantee Act was introduced in the Senate and House (S. 886) to federally guarantee bond issuances by certain government entities, potentially including the FHCF, the Texas Windstorm Insurance Association, the California Earthquake Authority, and others. In August 2012, Congressman Albio Sires introduced the Taxpayers’ Protection Act (HR 6477). The bill would establish a federal catastrophe fund where eligible states can purchase reinsurance directly from the federal government. In January 2013, Congresswoman Frederica Wilson introduced the Homeowners’ Defense Act which would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. It is possible that new bills will be introduced this Congressional session to create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs, or to establish other similar or analogous funding mechanisms or structures. If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally, and could accordingly adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the increased likelihood of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update” for further information regarding recent legislative and regulatory proposals.
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
Bermuda Regulation
All Bermuda companies must comply with the provisions of the Companies Act 1981. In addition, the Insurance Act 1978 and related regulations (collectively, the “Insurance Act”), regulate the business of our Bermuda insurance, reinsurance and management company subsidiaries.
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

•
Unlike other (re)insurers, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure.  Further, SPIs are currently not required to file annual loss reserve specialist opinions and the BMA has the discretion to modify such insurer’s accounting requirements under the Insurance Act.  Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. In December 2013, the BMA issued a notice in which it proposed to amend the statutory reporting requirements for SPIs. Under this notice, the BMA will likely require SPIs to submit additional schedules together with the existing statutory financial return. These enhanced filing requirements have not yet been finalized by the BMA.

•
The BMA maintains supervision over the controllers (as defined herein) of all Bermuda registered insurers. Currently, the Insurance Act states that no person shall become a controller of any description of a registered insurer unless the BMA has been served notice in writing stating that the person intends to become such a controller. A controller includes the managing director and chief executive of the registered insurer or its parent company; a 10%, 20%, 33% or 50% shareholder controller; and any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. In addition, all Bermuda insurers are also required to give the BMA written notice of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer includes a director, secretary, chief executive or senior executive by whatever name called.

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

•
Pursuant to the Insurance Act, the BMA acts as the group supervisor of the RenaissanceRe group of companies (the “RenaissanceRe Group”) and it has designated Renaissance Reinsurance to be the “designated insurer” in respect of the RenaissanceRe Group. The designated insurer is required to ensure that the RenaissanceRe Group complies with the provisions of the Insurance Act pertaining to groups and all related group solvency and group supervision rules (together, the “Group Rules”). Under the Group Rules, the RenaissanceRe Group is required to annually prepare and submit to the BMA group GAAP financial statements, group statutory financial statements, a group statutory financial return and a group capital and solvency return. Further, our Board of Directors has established solvency self assessment procedures for the RenaissanceRe Group that factor in all foreseeable material risks; Renaissance Reinsurance must ensure that the RenaissanceRe Group’s assets exceed the amount of the RenaissanceRe Group’s liabilities by the aggregate minimum margin of solvency of each qualifying member; and our Board of Directors has established and effectively implements corporate governance policies and procedures designed to ensure they support the overall organizational strategy of the RenaissanceRe Group. In addition, the RenaissanceRe Group is required to prepare and submit a quarterly financial return comprising unaudited consolidated group financial statements, a schedule of intra-group transactions and a schedule of risk concentrations.

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
Capital Requirements.  Capital is supplied on the basis of an annual venture, with continuing support from capital providers and the members of Lloyd’s, and requires affirmation each year. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the U.K.’s Prudential Regulation Authority (the “PRA”). The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin.
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
Lloyd’s as a whole is authorized by the PRA and regulated by both the FCA and the PRA. Lloyd’s is required to implement certain rules prescribed by the PRA and by the FCA; such rules are to be implemented by Lloyd’s pursuant to its powers under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and the FCA directly monitor Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to either the PRA or the FCA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA or the FCA may intervene at their discretion. Future regulatory changes or rulings by the PRA or FCA could impact RSML’s business strategy or financial assumptions, possibly resulting in an adverse effect on RSML’s financial condition and operating results.
Change of Control.  The PRA and the FCA currently regulate the acquisition of control of any Lloyd’s managing agent which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more RenaissanceRe Common Shares or voting power would therefore be considered to have acquired control of RSML. Under the FSMA, any person or entity proposing to acquire control over a Lloyd’s managing agent must give prior notification to the PRA and the FCA of his or the entity’s intention to do so. The PRA and FCA would then have 60 working days to consider the application to acquire control. Failure to make the relevant prior application could result in action being taken against RSML by the PRA or the FCA or both of them. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the PRA and FCA) of a Lloyd’s managing agent or Lloyd’s corporate member.
Other Applicable Laws.  Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as of each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and its member companies, including RSML and RenaissanceRe CCL.

Solvency II
Solvency II was adopted by the European Parliament in April of 2009. The timing for the implementation of Solvency II in European Member States by the European Commission (“EC”), previously scheduled for January 1, 2014, was delayed to the extent that a start date for full implementation of Solvency II of January 1, 2016 became increasingly likely and with the passing of the Omnibus II Directive by the European Parliament in 2014, that implementation date was confirmed. Since early 2014, the Lloyd’s Solvency II implementation plans have been designed to facilitate a January 1, 2016 implementation date. Upon its adoption, Solvency II will replace the current solvency requirements and implement a risk-based approach to insurance regulation. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for (re)insurers across the EU Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the EC. Lloyd’s requires all managing agents to develop internal models for the syndicate they manage. The 2015 capital requirement for Syndicate 1458 was based on RSML’s internal model in line with this process. We continue to monitor the ongoing legislative and regulatory steps in relation to the adoption of Solvency II.
Singapore Regulation
Branches of Renaissance Reinsurance and DaVinci based in the Republic of Singapore (the “Singapore Branches”) have each received a license to carry on insurance business as a general reinsurer.  The activities of the Singapore Branches are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, the Singapore Branches are each regulated by the Accounting and Corporate Regulatory Authority (the “ACRA”) as a foreign company pursuant to Singapore’s Companies Act.  Prior to the establishment of the Singapore Branches, Renaissance Reinsurance had maintained a representative office in Singapore commencing April 2012. The activities and regulatory requirements of the Singapore Branches are not considered to be material to the Company.
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

Delegated authority
A contractual arrangement between an insurer or reinsurer and an agent whereby the agent is authorized to bind insurance or reinsurance on behalf of the insurer or reinsurer. The authority is normally limited to a particular class or classes of business and a particular territory. The exercise of the authority to bind insurance or reinsurance is normally subject to underwriting guidelines and other restrictions such as maximum premium income. Under the delegated authority the agent is responsible for the issuing of policy documentation, the collection of premium and may also be responsible for the settlement of claims.

Excess and surplus lines reinsurance
Any type of coverage that cannot be placed with an insurer admitted to do business in a certain jurisdiction. Risks placed in excess and surplus lines markets are often substandard in respect to adverse loss experience, unusual, or unable to be placed in conventional markets due to a shortage of capacity.

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

Exclusions	Those risks, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Expense override	An amount paid to a ceding company in addition to the acquisition cost to compensate for overhead expenses.

Frequency	The number of claims occurring during a given coverage period.

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

Generally Accepted Accounting Principles in the United States (“GAAP”)
Accounting principles as set forth in opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and/or statements of the Financial Accounting Standards Board (“FASB”) and/or their respective successors and which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (“IBNR”)
Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. For the Company, insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards (“IFRS”)	Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g., fire, allied lines, homeowners and surety, among others.

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

Proportional reinsurance
A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. (Also known as pro rata reinsurance, quota share reinsurance or participating reinsurance.) In proportional reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor. See also “Quota Share Reinsurance”.

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
As an example, our estimates of losses from catastrophic events are based on factors including currently available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. Due to the magnitude and unusual complexity of the legal and claims issues relating to these events, particularly Storm Sandy and the major earthquakes which occurred in 2011 and 2010, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, actual losses from these events may increase if our reinsurers or other obligors fail to meet their obligations to us. Our actual losses from these events will likely vary, perhaps materially, from these current estimates due to the inherent uncertainties in reserving for such losses, including the nature of the available information, the potential inaccuracies and inadequacies in the data provided by customers and brokers, the potential lengthy claims development period, the inherent uncertainty of modeling techniques and the application of such techniques, the effects of any demand surge on claims activity and complex coverage and other legal issues.
As described in more detail herein, we have made substantial investments to develop proprietary analytic and modeling capabilities to facilitate our underwriting, risk management, capital modeling and allocation, and risk assessments relating to the risks we assume.  See “Part I, Item 1. Business, Underwriting and Enterprise Risk Management.”  These models and other tools help us to manage our risks, understand our capital utilization and risk aggregation, inform management and other stakeholders of capital requirements and seek to improve the risk/return profile or optimize the efficiency of the amount of capital we apply to cover the risks in the individual contracts we sell and in our portfolio as a whole. However, given the inherent uncertainty of modeling techniques and the application of such techniques, the possibility of human or systems error, the challenges inherent in consistent application of complex methodologies in a fluid business environment and other factors, our models, tools and databases may not accurately address the risks we currently cover or the emergence of new matters which might be deemed to impact certain of our coverages.  Accordingly, our models may understate the exposures we are assuming and our results from operations and financial condition may be adversely impacted, perhaps significantly.  Conversely, our models may prove too conservative and contribute to factors which would impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages.  In general, our techniques for evaluating catastrophe risk are much better developed than those for other classes of risk in businesses that we have entered into more recently.  Accordingly, these risks may increase if we succeed in closing the acquisition of Platinum, which in comparison to RenaissanceRe, writes a greater percentage of casualty coverage in relation to its total gross premiums written; or otherwise increase the contributions from our Specialty Reinsurance segment or from our Lloyd’s segment, either on an absolute or relative basis.
A decline in the ratings assigned to our financial strength may adversely impact our business, perhaps materially so.
Third party rating agencies assess and rate the financial strength, claims-paying ability and enterprise-wide risk management of reinsurers and insurers, such as Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., Top Layer Re and certain of our other operating subsidiaries and joint ventures. These ratings are based upon criteria established by the rating agencies. Periodically, the rating agencies evaluate us and may downgrade or withdraw their financial strength ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. The financial strength and claims-paying ratings assigned by rating agencies to reinsurance or insurance companies are based upon factors relevant to policyholders and are not directed toward the protection of investors.
These ratings are subject to periodic review and may be revised or revoked by the agencies which issue them. In addition, from time to time one or more rating agencies have effected changes in their capital models and rating methodologies, which have generally served to increase the amounts of capital required to support the ratings, and it is possible that legislation arising as a result of the financial crisis that preceded the recent period of economic uncertainty may result in additional changes. Negative ratings actions in the future could have an adverse effect on our ability to fully realize the market opportunities we currently expect to participate in. In addition, many reinsurance contracts contain provisions permitting cedants to cancel coverage pro rata if the reinsurer is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation.
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
With respect to our specialty reinsurance operations, these legal, social and environmental changes may not become apparent until some point in time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of a pandemic illness that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will limit enforceability of policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. As we increase the contributions from our Specialty Reinsurance segment, including through strategic transactions such as the proposed acquisition of Platinum, we expect that our exposure to this uncertainty will grow as our “long-tail” casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more “short-tail.” While we continually seek to improve the effectiveness of our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties. We are also subject to indemnification obligations and unknown liabilities relating to businesses and assets that we have disposed; such liabilities may exceed our estimated exposures or otherwise result in a loss which could have a material adverse effect on us.

Because we depend on a few insurance and reinsurance brokers in our Catastrophe Reinsurance and Specialty Reinsurance segments for a preponderance of our revenue, loss of business provided by them could adversely affect us.
Our Catastrophe Reinsurance and Specialty Reinsurance market insurance and reinsurance products worldwide exclusively through a limited number of insurance and reinsurance brokers. Three brokerage firms accounted for 89.2% of our aggregate Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written for the year ended December 31, 2014 (2013 - 88.2%). Subsidiaries and affiliates of AON Benfield, Marsh & McLennan Companies and the Willis Group accounted for approximately 56.1%, 21.2% and 11.9%, respectively, of our aggregate Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written in 2014 (2013 - 48.6%, 22.7% and 16.9%, respectively). As our business is heavily reliant on the use of brokers, the loss of a broker through a merger or other business combination could result in the loss of a substantial portion of our business which would have a material adverse effect on us. Our ability to market our products could decline as a result of any loss of the business provided by these brokers and it is possible that our premiums written would decrease. Further, due to the concentration of our brokers, our brokers may have increasing power to dictate the terms and conditions of our arrangements with them, which could have a negative impact on our business.
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
We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. Our premiums receivable at December 31, 2014 totaled $440.0 million, and these amounts are generally not collateralized. At December 31, 2014, we had recorded $66.7 million of reinsurance recoverables, net of a valuation allowance of $1.0 million for uncollectible recoverables, a significant portion of which are not collateralized. We cannot assure you that such receivables or recoverables will ever be collected or that additional amounts will not be required to be written down in 2015 or future periods. To the extent our customers or retrocedants become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable or reinsurance recoverables, as applicable, in our financial statements.
As a result of the recent period of economic uncertainty, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, and others has increased, perhaps materially so.
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
Congress is reported to be considering legislation relating to the tax treatment of offshore insurance that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In past Congressional sessions, similar proposals have been introduced and the Obama Administration has included similar provisions in its formal  budgetary proposals. We believe that passage of such legislation could adversely affect us, perhaps materially, depending on various factors, including the magnitude of our U.S.-based operations. We could also be adversely impacted if final legislation actually enacted, if any, differs from the proposed language previously introduced or described. To date, none of this legislation has been approved by either the House of Representatives or the Senate, and the IRS has not effected any formal action in respect of these practices.  However, we can provide no assurance that this or similar legislation or proposals, will not ultimately be adopted or that the IRS will not effect any such formal action.  While we do not believe that this or similar legislation, proposals, or formal IRS actions would materially adversely impact us, it is possible that an adopted bill or formal IRS action would include additional or expanded provisions, or that the interpretation or enforcement of the legislation or proposal, if enacted, or IRS action, would be more expansive or adverse than we currently estimate.
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
A portion of our investment portfolio is allocated to other classes of investments which we expect to have different risk characteristics than our investments in traditional fixed maturity securities and short term investments. These other classes of investments include equity securities and interests in alternative investment vehicles such as private equity partnerships, hedge funds, a senior secured bank loan fund and catastrophe bonds, and are recorded on our consolidated balance sheet at fair value. For the aforementioned classes of investments, the fair value of the assets comprising the portfolio of an investment vehicle, and likewise the net asset value of the investment vehicle itself, are generally established on the basis of the valuation criteria applied by the investment managers as set forth in the governing documents of such investment vehicles. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests, notes or other securities representing interests in the relevant investment vehicles. Interests in many of the investment classes described above are subject to restrictions on redemptions and sales which are determined by the governing documents or otherwise by contract and limit our ability to liquidate these investments in the short term. These classes of investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. The performance of these classes of investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly, adversely affect our financial results.
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
Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our senior officers. The loss of services of members of our senior management team in the future, and the uncertain transition of new members of our senior management team, as applicable, may strain our ability to execute our strategic initiatives. Given our reliance on a relatively small management team, the loss of one or more of our senior officers could adversely impact our business, by, for example, making it more difficult to retain customers, attract or maintain our capital support, or other needs of our business, which depend in part on the service of the departing officer. While we seek to engage in robust organizational development, we may encounter unforeseen, or fail to adequately address potential difficulties associated with the transition of members of our senior management team for new or expanded roles necessary to execute our strategic and tactical plans, including in connection with our anticipated geographic diversification as well as those which may arise from the senior management transitions we announced during the second quarter of 2013 and the fourth quarter of 2014. We do not currently maintain key man life insurance policies with respect to any of our employees.
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
We monitor our capital adequacy on a regular basis. The capital requirements of our business depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to sell our reinsurance, insurance and other products is largely dependent upon the quality of our claims-paying and financial strength ratings as evaluated by independent rating agencies. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. While our current capital position is strong, our operations are subject to the ever present potential for significant volatility in capital due to our exposure to potentially significant catastrophic events. Any further equity or debt financing, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues. If we are unable to obtain adequate capital if and when needed, our business, results of operations and financial condition would be adversely affected. In addition, in the future we may be unable to raise new capital for our managed joint ventures and other private alternative investment vehicles, which would reduce our future fee income and market capacity.
The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.
We have incurred indebtedness, and may incur additional indebtedness in the future. At December 31, 2014, we had an aggregate of $249.5 million of indebtedness outstanding and $624.9 million of outstanding letters of credit. In addition, we have in place committed debt facilities which would permit us to borrow, subject to their respective terms and conditions, up to another $250.0 million. Pending the closing of the Merger with Platinum, if such closing occurs, our aggregate indebtedness will increase by $550.0 million, consisting of $250.0 million of publicly traded notes currently outstanding at Platinum, which will remain outstanding following the close of the Merger, and $300.0 million of short term alternative financing used to fund part of the cash component of the aggregate consideration for the Merger. Following the closing of the Merger, if such closing occurs, we intend to issue $300.0 million in debt to replace the short term alternative financing used to fund part of the cash consideration to be paid by RenaissanceRe.For more details on our indebtedness, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources.”
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
Moreover, we, and certain of our operating subsidiaries, could be put at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions. Among other things, jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security (e.g., through a multi-beneficiary reinsurance trust) after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral. It is possible that the EU or other countries might adopt a similar regime in the future, or that U.S. or EU regulations could be altered in a way that treats Bermuda-based companies disparately. It is possible that individual jurisdiction or cross border regulatory developments could adversely differentiate Bermuda, the jurisdiction in which we are subject to group supervision, or could make available to other jurisdictions benefits such as market access, mutual recognition or reciprocal rights from which Bermuda-based companies could be excluded, which could adversely impact us, perhaps significantly. Any such development, or if we are unable to post security in the form of letters of credit or trust funds when required, could significantly and negatively affect our operations.
RenaissanceRe Specialty Risks is a Bermuda-domiciled excess and surplus lines insurance company that is listed on the NAIC International Insurance Department’s Quarterly List of Alien Insurers as an eligible surplus lines insurer. However, RenaissanceRe Specialty Risks is not admitted or licensed in any U.S. jurisdiction; moreover, RenaissanceRe Specialty Risks only conducts business from Bermuda. Accordingly, the scope of RenaissanceRe Specialty Risks’ activities in the U.S. is limited, which could adversely affect its ability to compete. Although surplus lines business is generally less regulated than the admitted market, the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that could result in increased oversight and regulation of surplus lines insurance.
Our current or future business strategy could cause one or more of our currently unregulated subsidiaries to become subject to some form of regulation. For example, following the Merger, if such Merger occurs, the operations of Platinum U.S. will continue as part of the surviving company and, accordingly, RenaissanceRe will become subject to the laws and regulations applicable to such operations. Among other things, RenaissanceRe may be impacted by requirements under Maryland laws or regulations, including requirements that may be imposed by the Maryland Insurance Administration, in respect of the capital, operations or liquidity of Platinum U.S. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

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
As part of our strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses that will not detract from our core operations. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel, such as the pending acquisition and integration of Platinum, could result in a substantial diversion of management resources. As provided in more detail below under “Risks Related to the Merger,” we face significant challenges, including technical, accounting and other challenges, in combining our and Platinum’s operations, and we may not be able to accomplish this integration process smoothly or successfully, which would reduce the anticipated benefits of the Merger.  Moreover, we are incurring meaningful one-time cash costs to acquire and integrate Platinum, and it is possible that our ultimate costs will exceed our current estimates. Future acquisitions could likewise involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. As we pursue or consummate a strategic transaction or investment, we may mis-value the acquired or funded company or operations, fail to integrate the acquired operations appropriately into our own operations, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. Having consummated a strategic investment, should we succeed in doing so, we may fail to value it accurately or succeed in divesting it or otherwise realizing the value which we originally invested or have subsequently reflected in our consolidated financial statements. Any failure by us to effectively limit such risks or implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems include proprietary software programs that are integral to the efficient operation of our business, including our proprietary pricing and exposure management system. We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business, and to facilitate the oversight conducted by our Board of Directors. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. See “Part I, Item 1. Business, Information Technology”.
Some aspects of our corporate structure may discourage third party takeovers and other transactions or prevent the removal of our current board of directors and management.
Some provisions of our Amended and Restated Bye-Laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. In addition, our Bye-Laws reduce the total voting power of any shareholder owning, directly or indirectly, beneficially or otherwise, as described in our Bye-laws, more than 9.9% of RenaissanceRe Common Shares to not more than 9.9% of the total voting power of our capital stock unless otherwise waived at the discretion of the Board. The primary purpose of these provisions is to reduce the likelihood that we will be deemed a “controlled foreign corporation” within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, these provisions may also have the effect of deterring purchases of large blocks of RenaissanceRe Common Shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.
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
Maryland law also requires prior notice and Maryland Insurance Administration approval of changes in control of a Maryland-domestic insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless the presumption is rebutted. Therefore, if our acquisition of Platinum is completed, any investor who intends to acquire 10% or more of RenaissanceRe’s outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Maryland Insurance Administration before such acquisition.
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
We expect premium rates and other terms and conditions of trade to vary in the future. If demand for our products falls or the supply of competing capacity rises, our prospects for potential growth, due in part to our disciplined approach to underwriting, may be adversely affected. In particular, we might lose existing customers or suffer a decline in business, which we might not regain when industry conditions improve.
In recent years, hedge funds, pension funds, endowments and investment banks have been increasingly active in the reinsurance market and markets for related risks. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We generally expect increased competition from a wider range of entrants over time. It is possible that such new or alternative capital could cause reductions in prices of our products, or reduce the duration or amplitude of attractive portions of the historical market cycles. Moreover, explicitly or implicitly government-backed entities increasingly represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities, thus resulting in reduced premiums and a reduction in expected earnings.
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
It is also possible that other states, particularly those with Atlantic or Gulf Coast exposures, or California in respect of its seismic exposures, may enact new or expanded legislation based on the Florida precedent, or may otherwise enact legislation, which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or at the federal level. For example, in the past, federal bills have been proposed in Congress (and, in prior congressional sessions, passed by the House of Representatives) which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. Such legislation, if enacted, would, we believe, likely contribute to growth of state insurance entities or to their inception or alteration in a manner adverse to us. If enacted, bills of this nature would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.
In June 2012, Congress passed the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012 (the “Biggert-Waters Bill”), which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, the bill increased the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. Many market participants anticipated that that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, a coverage we provide globally, perhaps significantly. In March 2014, the U.S. Congress passed a bill entitled the “Homeowner Flood Insurance Affordability Act of 2014” (the “the Grimm-Waters Act”), which amends, delays or defers some of the provisions of Biggert-Waters Bill, as summarized in more detail in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update”. We believe that the passage of the Grimm-Waters Act has had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages, and it is possible that additional adverse legislation or rulemaking will be enacted at the federal or state level.
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
While the timing for the implementation of Solvency II in the EU Member States by the European Commission remains uncertain, implementation of Solvency II will also require us to utilize a significant amount of resources to ensure compliance. The EU is in the process of considering the Solvency II equivalence of Bermuda’s insurance regulatory and supervisory regime. The EU equivalence assessment considers whether Bermuda’s regulatory regime provides a similar level of policyholder protection as provided under Solvency II. If Bermuda’s insurance regulatory regime is not found equivalent, our reinsurance operations or our group solvency calculations could be adversely impacted. We are monitoring the ongoing legislative and regulatory steps following adoption of Solvency II. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of additional operating subsidiaries of ours.
We are incorporated in Bermuda and are therefore subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including imposition of tax liability or increased regulatory supervision or change in regulation. In addition, we are subject to changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that our current principal operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading EU and Asian countries. In addition, Bermuda, which is currently an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda or the international reinsurance market focused there, either of which could adversely impact us commercially. Further, as we continue to expand our business operations to different regions of the world outside of Bermuda, we are increasingly subject to new and additional regulations with respect to our operations, including, for example, laws relating to anti-corruption and anti-bribery which have received increased scrutiny in recent years.
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
We believe that our principal competitors in the property catastrophe reinsurance market include other companies active in the Bermuda market, currently including ACE Limited, Allied World Assurance Company, AG, Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Hamilton Re Ltd. (“Hamilton Re”), Montpelier Re Holdings Ltd., PartnerRe Ltd., Third Point Reinsurance Ltd. (“Third Point”), Validus Holdings, Ltd., White

Mountains Insurance Group, Ltd. and XL Group plc, as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway Inc., Hannover Rückversicherung AG (“Hannover Re”), Ironshore Inc., Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (“Munich Re”) and Swiss Re Ltd. As our business evolves over time, we expect our competitors to change as well. Also, hedge funds, pension funds, endowments, investment banks and investment managers (such as Nephila Capital Ltd.) are increasingly active in the reinsurance market, either through the formation of reinsurance companies (which include Greenlight Reinsurance Ltd. and new Bermuda-based entrants, including Aeolus Re Ltd., AQR Re Management Ltd., Hamilton Re, Swan Re Ltd. and Third Point) or through the use of other financial products, such as catastrophe bonds, other insurance-linked securities and collateralized reinsurance investment funds. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or of existing companies that may be planning to raise additional capital. We cannot predict what effect any of these developments may have on our businesses.
Consolidation in the (re)insurance industry could adversely impact us.
The (re)insurance industry has been consolidating, several significant consolidations recently have been announced, and we believe that several other (re)insurance industry participants are seeking to consolidate. Should the market continue to consolidate, there can be no assurance that we would remain a leading insurer and property catastrophe reinsurer. These consolidated client and competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would generally expect to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings. As the insurance industry consolidates, competition for customers will become more intense and the importance of sourcing and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.
The Organization for Economic Cooperation and Development (the “OECD”) and the EU may pursue measures that might increase our taxes and reduce our net income.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or to offer preferential tax regimes. The OECD has not listed Bermuda as an uncooperative tax haven jurisdiction because Bermuda has committed to eliminating harmful tax practices and to embracing international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective of business operations.
Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC continues to discuss the potential to either converge or transition to an international set of accounting standards that would be applied to financial statements filed with the SEC. Such changes, if ultimately adopted, could have a significant impact on our financial reporting. In addition, the International Accounting Standards Board is considering adopting accounting standards that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, which standards are considered to be more closely related to fair value than the current measurement basis and the FASB is contemplating new disclosure requirements related to reinsurance and insurance accounting. We are currently evaluating how the above initiatives will impact us. Required modification of our existing principles, and new disclosure requirements, either with respect to these issues or other issues in the future, could have an impact on our results of operations and increase our expenses in order to implement and comply with any new requirements.
Heightened scrutiny of issues and practices in the insurance industry may adversely affect our business.
Certain governmental authorities, including state officials in Florida, New York and Connecticut, as well as U.S. federal agencies, have from time to time scrutinized and investigated a number of issues and practices within the insurance and reinsurance industry. It is possible such scrutiny could expand to include us in the future, and it is also possible that these investigations or related regulatory developments will mandate or otherwise give rise to changes in industry practices in a fashion that increases our costs or requires us to alter how we conduct our business.
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
Risks Related to the Merger
Failure to complete the Merger with Platinum could negatively impact our future business and financial results, and could adversely impact our ability to execute our strategy.
The Merger Agreement contains a number of conditions precedent that must be satisfied or waived prior to the completion of the Merger, including approval of the Merger by Platinum shareholders. There are no assurances that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, then RenaissanceRe may be unable to complete the Merger.
Additionally, in approving the Merger Agreement and the Statutory Merger Agreement, the form of which is attached as Exhibit A to the Merger Agreement, and the transactions contemplated thereby, the board of directors of RenaissanceRe considered a number of factors and potential benefits, including, its belief that the acquisition of Platinum’s business will further RenaissanceRe’s strategy to produce superior returns for its shareholders over the long-term by pursuing market leadership in segments where leadership is derived from superior underwriting. If the Merger is not completed, RenaissanceRe nor its shareholders will realize these and other anticipated benefits of the Merger. Moreover, RenaissanceRe would have nevertheless incurred substantial fees and costs, such as legal, accounting and financial advisor fees, and the loss of management time and resources.
Each of RenaissanceRe and Platinum will be exposed to underwriting and other business risks during the period that each party’s business continues to be operated independently from the other.
Until completion of the Merger, each of RenaissanceRe and Platinum will operate independently from the other in accordance with such party’s distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, Platinum may assume risks that RenaissanceRe would not have assumed for itself, accept premiums that, in RenaissanceRe’s judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to RenaissanceRe’s investment policies or otherwise make business decisions or take on exposure that, while consistent with Platinum’s general business approach and practices, are not the same as those of RenaissanceRe. Significant delays in completing the Merger will materially increase the risk that Platinum will operate its business in a manner that differs from how the business would have been conducted by RenaissanceRe.
Several “investigations of the merger” have been announced by law firms in connection with the possible commencement of a lawsuit against Platinum challenging the Merger, and if any such lawsuit is filed, an adverse ruling may prevent the Merger from being completed.
Several “investigations of the merger” have been announced by law firms in connection with the possible commencement of a lawsuit against Platinum, as well as the members of Platinum’s board of directors, challenging the directors’ actions in connection with the Merger Agreement. Any such lawsuit would be expected to seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. Additionally, on January 16, 2015, Platinum’s board of directors received a letter from counsel to a purported shareholder of Platinum, alleging certain breaches of fiduciary duties by Platinum’s board of directors in connection with the negotiation and approval of the Merger Agreement, demanding that Platinum’s board of directors take certain actions and reserving the right to commence legal action against Platinum and its board of directors.
One of the conditions to the closing of the Merger is that no order, injunction, decree or law shall be in effect that prohibits completion of the Merger. Consequently, if any such lawsuit is commenced and a settlement or other resolution is not reached and the plaintiffs secure injunctive or other relief prohibiting or otherwise adversely affecting RenaissanceRe and Platinum’s ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.
Risks Related to RenaissanceRe Following the Merger
The integration of RenaissanceRe and Platinum following the Merger may present significant challenges and costs.
RenaissanceRe may face significant challenges, including technical, accounting and other challenges, in combining RenaissanceRe’s and Platinum’s operations. RenaissanceRe entered into the Merger Agreement because it believes that the Merger will be beneficial to it and its shareholders. Achieving the anticipated benefits of the Merger will depend in part upon whether RenaissanceRe will be successful in integrating Platinum’s businesses in a timely and efficient manner. RenaissanceRe may not be able to accomplish this integration process smoothly or successfully, and it may incur unanticipated costs in connection with obtaining regulatory consents and approvals required to complete the Merger, which could also adversely affect its ability to integrate the operations of Platinum into RenaissanceRe or could reduce the anticipated benefits of the Merger.
Any of the following items could adversely affect the combined company’s ability to maintain relationships with customers, brokers, employees and other constituencies or RenaissanceRe’s ability to achieve the anticipated benefits of the Merger or could otherwise adversely affect the business and financial results of RenaissanceRe after the Merger:

•	delays in the integration of management teams, strategies, operations, products and services;

•	diversion of the attention of management as a result of the Merger;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the inability to retain key employees;

•
the inability to establish and maintain integrated risk management systems, underwriting methodologies and controls, which could give rise to excess accumulation or aggregation of risks, underreporting or underrepresentation of exposures or other adverse consequences;

•	the inability to create and enforce uniform financial, compliance and operating controls, procedures, policies and information systems;

•
complexities associated with managing Platinum’s operating units as a component of RenaissanceRe, including the challenge of integrating complex systems, technology, networks and other assets of Platinum into those of RenaissanceRe in a seamless manner that minimizes any adverse impact on customers, brokers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including one-time cash costs to integrate Platinum beyond current estimates; and

•	the disruption of, or the loss of momentum in, the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.
In addition, RenaissanceRe will incur integration and restructuring costs following the completion of the Merger as it integrates the businesses of Platinum. Although RenaissanceRe expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, RenaissanceRe cannot give any assurance that this net benefit will be achieved at any time in the future.
RenaissanceRe’s future results will suffer if it does not effectively manage its expanded operations following the Merger.
Following completion of the Merger, RenaissanceRe may continue to expand its operations and its future success depends, in part, upon its ability to manage its expansion opportunities, which pose numerous risks and uncertainties, including the need to integrate the operations and business of Platinum into its existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.
The price of RenaissanceRe Common Shares after the Merger will be affected by factors different from those affecting the price of RenaissanceRe Common Shares or the value of Platinum Common Shares before the Merger.
As the businesses and business strategies of RenaissanceRe and Platinum are different, the results of operations as well as the price of RenaissanceRe Common Shares following the Merger may be affected by factors different from those factors affecting RenaissanceRe or Platinum as independent stand-alone entities. For example, a greater portion of the gross written premiums of RenaissanceRe have historically been attributed to writing catastrophe coverage, which is typically characterized by loss events that are low frequency but high severity, than Platinum, which in comparison has written a greater percentage of its gross premiums providing casualty coverage, which is typically characterized by a relatively higher frequency but lower severity of loss events. For a discussion of RenaissanceRe’s businesses see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The market price of RenaissanceRe Common Shares may decline in the future as a result of the sale of such shares held by former Platinum shareholders or current RenaissanceRe shareholders or due to other factors.
RenaissanceRe will issue an aggregate of 7.5 million RenaissanceRe Common Shares to Platinum shareholders (including for this purpose each holder of Platinum equity awards who has the right to make the election) in the Merger. Upon the receipt of RenaissanceRe Common Shares as Merger Consideration, former holders of Platinum Common Shares may seek to sell the RenaissanceRe Common Shares delivered to them. Current RenaissanceRe shareholders may also seek to sell RenaissanceRe Common Shares held by them following, or in anticipation of, consummation of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of RenaissanceRe Common Shares, may affect the market for, and the market price of, RenaissanceRe Common Shares in an adverse manner. None of these shareholders are subject to a “lock-up” or “market stand off” agreement.
The market price of RenaissanceRe Common Shares may also decline in the future as a result of the Merger for a number of other reasons, including:

•	the unsuccessful integration of Platinum into RenaissanceRe;

•	the failure of RenaissanceRe to achieve the anticipated benefits of the Merger, including financial results, as rapidly as or to the extent anticipated;

•	decreases in RenaissanceRe’s financial results before or after the closing of the Merger;

•	as described below, any failure to maintain RenaissanceRe’s financial strength, claims-paying and enterprise-wide risk management ratings as a result of the Merger; or

•	general market or economic conditions unrelated to RenaissanceRe’s performance.
These factors are, to some extent, beyond the control of RenaissanceRe.
The Merger may result in a ratings downgrade of RenaissanceRe or its insurance affiliates, which may result in a material adverse effect on RenaissanceRe’s business, financial condition and operating results, as well as the market price of RenaissanceRe Common Shares following the Merger.
Ratings with respect to claims-paying ability and financial strength are important factors in maintaining customer confidence in RenaissanceRe and its ability to market insurance and reinsurance products and compete with other insurance and reinsurance companies. Rating organizations regularly analyze the financial performance and condition of insurers and reinsurers. RenaissanceRe holds the highest possible enterprise risk management rating of “Very Strong” from S&P, and has held the highest possible enterprise risk management rating from S&P for as long as S&P has provided such ratings. RenaissanceRe and its operating subsidiaries continue to receive high claims-paying and financial strength ratings from S&P, A.M. Best, Moody’s and Fitch. Subsequent to the announcement of the Merger, S&P and Fitch affirmed the ratings of RenaissanceRe and the operating subsidiaries of RenaissanceRe, with a stable outlook, and A.M. Best and Moody’s affirmed the ratings of RenaissanceRe and the operating subsidiaries of RenaissanceRe, and placed the ratings under review with negative implications. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, and details of recent ratings actions.
While RenaissanceRe anticipates that its other financial strength and claims-paying ratings will be affirmed subsequent to the closing of the Merger, there is no guarantee that such affirmations will occur. In connection with the completion of the Merger, any of these ratings agencies may reevaluate RenaissanceRe’s ratings.
Following the Merger, any ratings downgrades, or the potential for ratings downgrades, of RenaissanceRe or its subsidiaries could adversely affect RenaissanceRe’s ability to market and distribute products and services and successfully compete in the marketplace, which could have a material adverse effect on its business, financial condition and operating results, as well as the market price for RenaissanceRe Common Shares. For example, a downgrade may increase RenaissanceRe’s cost of borrowing, may negatively impact RenaissanceRe’s ability to raise additional debt capital, may negatively impact RenaissanceRe’s ability to successfully compete in the marketplace and may negatively impact the willingness of counterparties to deal with RenaissanceRe, each of which could have a material adverse effect on the business, financial condition and results of operations of RenaissanceRe following the Merger and the market value of RenaissanceRe Common Shares. In addition, most of the reinsurance contracts of each of RenaissanceRe’s and Platinum’s reinsurance subsidiaries contain provisions that would allow ceding companies to terminate the contract or demand security following a downgrade in financial strength ratings below specified levels by one or more rating agencies. RenaissanceRe cannot predict the extent to which this termination right would be exercised, if at all; however, the effect of such termination could have a significant and negative effect on RenaissanceRe’s financial condition and results of operations following the Merger. Even in the absence of contractual provisions, numerous cedents and brokers prefer to secure coverage or assign preferential allocations to the highest rated reinsurers, and accordingly, any decrease in ratings could adversely affect the ability of the combined company to access the businesses it will seek to underwrite.
The completion of the Merger and the post-integration Merger process may subject RenaissanceRe to liabilities that currently cannot be estimated.
We have incurred significant transaction and integration costs in connection with our planned acquisition of Platinum, and, if we succeed in consummating the Merger, we will incur additional costs and expenses. These costs relate to matters including investment banking fees; legal, actuarial and other professional fees; employee severance and sign-on costs, regulatory filing fees; and a range of other matters, which we currently estimate in the aggregate may ultimately exceed $50.0 million.  Moreover, the Merger and post-merger integration process may give rise to unexpected liabilities and costs, including financing costs and costs associated with the defense and resolution of possible litigation or other claims.  Unexpected delays in completing the Merger or in connection with the post-merger integration process may significantly increase our aggregate related costs and expenses.
RenaissanceRe will be subject to certain contractual restrictions while the Merger is pending, which could limit RenaissanceRe’s opportunities.
The Merger Agreement requires RenaissanceRe to act generally in the ordinary course of business and restricts RenaissanceRe, without the consent of Platinum, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates, including restrictions on the ability of RenaissanceRe to issue, deliver or sell any additional shares or any securities convertible into shares (other than in connection with the satisfaction of certain tax withholding obligations or pursuant to the conversion of pre-existing convertible securities), or to take certain other actions which would reasonably be expected to prevent or to impede, interfere with, hinder or delay in any material respect the consummation of the Merger. These restrictions may prevent RenaissanceRe from pursuing otherwise attractive business opportunities, exploring potentially attractive opportunities for strategic transactions or inorganic growth, or from making other changes to its business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement, which might otherwise be expected by RenaissanceRe to be in the interest of its shareholders, including future shareholders of the combined company.
Following the Merger, RenaissanceRe will become subject to certain laws and regulations applicable to Platinum’s business to which it would not otherwise have been subject.
Platinum U.S., Platinum’s U.S.-based reinsurance subsidiary, is subject to the requirements of certain regulatory agencies and bodies, including the Maryland Insurance Administration, to which RenaissanceRe’s operations are not currently subject. Following the Merger, the operations of Platinum U.S. will continue as part of the surviving company and, accordingly, RenaissanceRe will become subject to the laws and regulations applicable to such operations. Among other things, RenaissanceRe may be impacted by requirements under Maryland laws or regulations, including requirements that may be imposed by the Maryland Insurance Administration, in respect of the capital, operations or liquidity of Platinum U.S. For example, we will be required to be responsive to the Maryland Insurance Administration’s requests for financial and other information concerning RenaissanceRe and all of our subsidiaries. Moreover, we will be required to obtain regulatory approval of certain agreements between Platinum U.S. and ourselves or any of our subsidiaries. Also, any person who intends to acquire 10% or more of our outstanding voting securities will need to comply with Maryland’s laws requiring filing of prior notice and receiving prior approval before such acquisition. In addition, costs associated with understanding and complying with the regulations and requirements imposed by the Maryland Insurance Administration, as well as any changes or amendments to such regulations, will result in increased costs or burdens for RenaissanceRe as a result of the Merger. It is difficult to predict or quantify the additional costs to RenaissanceRe that may result from complying with the additive regulatory requirements imposed by the regulatory agencies with oversight authority over the operations to be acquired in the Merger.
Uncertainties associated with the Merger may cause a loss of key employees which could adversely affect the future business, operations and financial results of RenaissanceRe following the Merger.
The success of RenaissanceRe after the Merger will depend in part upon the ability of RenaissanceRe to retain key employees. Competition for qualified personnel can be intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with RenaissanceRe after the Merger. Accordingly, no assurance can be given that RenaissanceRe will be able to attract, retain or motivate key employees or qualified new employees to provide their services to RenaissanceRe following the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration, RenaissanceRe’s business could be adversely impacted.
Platinum’s counterparties to contracts and arrangements may acquire certain rights upon the Merger, which could negatively affect RenaissanceRe following the Merger.
In analyzing the value of Platinum, RenaissanceRe ascribed meaningful value to the revenue streams and renewal prospects of Platinum’s in-force portfolio of business, particularly the casualty business, written by Platinum U.S. Platinum and its operating subsidiaries are parties to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) upon a “change in control” of Platinum or its subsidiaries. The definition of “change in control” varies from contract to contract, ranging from a narrow to a broad definition, and in some cases, the “change in control” provisions may be implicated by the Merger. If such “change in control” provisions are triggered as a result of the Merger, a wide range of consequences may result, including the possibility that cedents will have the right to cancel and commute a contract, or the requirement that Platinum return unearned premiums, net of commissions, or post certain collateral requirements.
Whether a counterparty would have any of these or other rights in connection with the Merger depends upon the language of its agreement with Platinum or its applicable subsidiaries. Whether a counterparty exercises any cancellation rights it has would depend on, among other factors, such counterparty’s views with respect to the financial strength and business reputation of RenaissanceRe following the Merger, the extent to which such counterparty currently has reinsurance coverage with RenaissanceRe’s affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and RenaissanceRe’s ratings following the Merger. RenaissanceRe cannot currently predict the extent to which such cancellation rights would be triggered or exercised, if at all.
In addition to the fact that a significant portion of Platinum’s in-force reinsurance contracts contain special termination provisions that may be triggered following a change in control, many of these reinsurance contracts, as well as most reinsurance and insurance contracts of RenaissanceRe’s, renew annually, and so whether or not they may be terminated following the Merger, reinsurance cedents or policyholders may choose not to renew these contracts with RenaissanceRe following the Merger.
Termination of in-force contracts or failure to renew reinsurance or insurance agreements and policies by contractual counterparties could adversely affect the benefits to be received by RenaissanceRe from Platinum’s contractual arrangements. If the benefits from these arrangements are less than expected, including as a result of these arrangements being terminated, determined to be unenforceable, in whole or in part, or the counterparties to such arrangements failing to satisfy their obligations thereunder, the benefits of the Merger to RenaissanceRe may be significantly less than anticipated.
Following the Merger, RenaissanceRe may require additional capital in the future, which may not be available to it on satisfactory terms as a result of the Merger, if at all.
Following the Merger, RenaissanceRe will require liquidity to pay claims, fund its operating expenses, make interest and principal payments on its debt and pay dividends. In anticipation of these liquidity needs, after successful closing of the Merger, RenaissanceRe intends to issue $300.0 million in debt to replace the short term alternative financing used to fund a portion of the cash component of the aggregate consideration paid by RenaissanceRe.
Any future debt financing may not be available on terms that are favorable to RenaissanceRe, if at all. Markets in the U.S., Europe and elsewhere have experienced extreme volatility and disruption in recent years due to financial stresses that affected the liquidity of the financial markets. These circumstances have at times reduced access to the public and private debt markets. If RenaissanceRe cannot obtain adequate sources of financing on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.
In addition, in connection with the Merger, approval from the counterparties to Platinum’s credit facilities may be necessary to the extent RenaissanceRe determines to keep such credit facilities in effect upon the completion of the Merger. There can be no assurance that the approvals by counterparties to Platinum’s credit facilities, if required, will be obtained. If RenaissanceRe is unable to obtain such approvals, it may be forced to find alternative sources of financing (including through debt or equity financings), such financing may not be available, or, if available, may be on unfavorable terms, which could adversely affect the business and financial condition of RenaissanceRe.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease office space in Bermuda, which houses our executive offices and operations for our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments. Certain U.S. based subsidiaries lease office space in a number of U.S. states. Certain of our subsidiaries also lease office space in London, U.K., Dublin, Ireland and Singapore. While we believe that for the foreseeable future our current office space is sufficient for us to conduct our operations, it is likely that we will expand into additional facilities and perhaps new locations to accommodate future growth, including in connection with the potential acquisition of Platinum. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

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
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON SHARES
Our common shares began publicly trading on June 27, 1995 on the New York Stock Exchange (“NYSE”) under the symbol “RNR.” The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite NYSE trading:

	Price Range of Common Shares
	High	Low
2014
First Quarter	$98.00	$89.64
Second Quarter	107.51	95.90
Third Quarter	108.99	95.93
Fourth Quarter	103.57	94.24
2013
First Quarter	$92.23	$79.83
Second Quarter	95.00	82.50
Third Quarter	90.68	83.19
Fourth Quarter	97.53	89.90

On February 18, 2015, the last reported sale price for our common shares was $103.44 per share and there were 115 holders of record of our common shares.

PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P/C”), for the five-year period commencing January 1, 2010 and ending December 31, 2014, assuming $100 was invested on January 1, 2010. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2010 through December 31, 2014. As depicted in the graph below, during this period, the cumulative return was (1) 96.3% on our common shares; (2) 105.1% for the S&P 500; and (3) 108.9% for the S&P P&C.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
DIVIDEND POLICY
Historically, we have paid dividends on our common shares every quarter, and have increased our dividend during each year since our initial public offering. The Board of Directors declared regular quarterly dividends of $0.29 per common share to shareholders of record on March 14, June 13, September 15 and December 15, 2014, respectively. The Board of Directors declared regular quarterly dividends of $0.28 per common share to shareholders of record on March 15, June 14, September 13 and December 13, 2013, respectively. On February 19, 2015, RenaissanceRe’s Board of Directors approved an increased dividend of $0.30 per common share, payable on March 31, 2015, to shareholders of record on March 13, 2015. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 13, 2014, RenaissanceRe’s Board of Directors approved a renewal of the authorized share repurchase program for an aggregate amount of $500.0 million and the entire amount remained available at December 31, 2014. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2014, and also includes other shares purchased which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$365.3
October 1 - 31, 2014	358,419	$99.54	—	$—	358,419	$99.54	(35.7)
November 1 - 13, 2014	171	$102.06	171	$102.06	—	$—	—
November 13, 2014 - renewal of authorized share repurchase program of $500.0 million							170.4
Dollar amount available to be repurchased							500.0
November 14 - 30, 2014	4,781	$101.09	4,781	$101.09	—	$—	—
December 1 - 31, 2014	—	$—	—	$—	—	$—	—
Total	363,371	$99.56	4,952	$101.12	358,419	$99.54	$500.0

In the future, we may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board of Directors may increase in the future. During 2014, the Company repurchased an aggregate of 5.4 million common shares in open market transactions at an aggregate cost of $514.2 million and at an average share price of $96.04.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2014. Comparative figures for 2010 have not been reclassified for discontinued operations. See “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements” for additional information regarding discontinued operations. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and all other information appearing elsewhere or incorporated into this filing by reference.

Year ended December 31,	2014	2013	2012	2011	2010
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$1,550,572	$1,605,412	$1,551,591	$1,434,976	$1,165,295
Net premiums written	1,068,236	1,203,947	1,102,657	1,012,773	848,965
Net premiums earned	1,062,416	1,114,626	1,069,355	951,049	864,921
Net investment income	124,316	208,028	165,725	146,871	212,081
Net realized and unrealized gains on investments	41,433	35,076	163,121	43,956	136,318
Net other-than-temporary impairments	—	—	(343)	(552)	(829)
Net claims and claim expenses incurred	197,947	171,287	325,211	861,179	129,345
Acquisition expenses	144,476	125,501	113,542	97,376	94,961
Operational expenses	190,639	191,105	179,151	169,661	166,042
Underwriting income (loss)	529,354	626,733	451,451	(177,167)	474,573
Income (loss) from continuing operations	686,256	839,346	765,425	(38,833)	798,482
Income (loss) from discontinued operations	—	2,422	(16,476)	(51,559)	62,670
Net income (loss)	686,256	841,768	748,949	(90,392)	861,152
Net income (loss) available (attributable) to RenaissanceRe common shareholders	510,337	665,676	566,014	(92,235)	702,613
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	12.60	14.82	11.56	(0.82)	11.18
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	12.60	14.87	11.23	(1.84)	12.31
Dividends per common share	1.16	1.12	1.08	1.04	1.00
Weighted average common shares outstanding – diluted	39,968	44,128	49,603	50,747	55,641
Return on average common equity	14.9%	20.5%	17.7%	(3.0)%	21.7%
Combined ratio	50.2%	43.8%	57.8%	118.6%	45.1%

At December 31,	2014	2013	2012	2011	2010
Balance Sheet Data:
Total investments	$6,743,750	$6,821,712	$6,355,394	$6,202,001	$6,100,212
Total assets	8,203,550	8,179,131	7,928,628	7,744,912	8,138,278
Reserve for claims and claim expenses	1,412,510	1,563,730	1,879,377	1,992,354	1,257,843
Unearned premiums	512,386	477,888	399,517	347,655	286,183
Debt	249,522	249,430	349,339	349,247	549,155
Capital leases	26,817	27,138	27,428	25,366	25,706
Preferred shares	400,000	400,000	400,000	550,000	550,000
Total shareholders’ equity attributable to RenaissanceRe	3,865,715	3,904,384	3,503,065	3,605,193	3,936,325
Common shares outstanding	38,442	43,646	45,542	51,543	54,110
Book value per common share	$90.15	$80.29	$68.14	$59.27	$62.58
Accumulated dividends	14.28	13.12	12.00	10.92	9.88
Book value per common share plus accumulated dividends	$104.43	$93.41	$80.14	$70.19	$72.46
Change in book value per common share plus change in accumulated dividends	13.7%	19.5%	16.8%	(3.6)%	23.0%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2014, compared to 2013, and 2013, compared to 2012, respectively. The following also includes a discussion of our liquidity and capital resources at December 31, 2014. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically.
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
In addition, our Other category primarily reflects our strategic investments; investments unit; corporate expenses; capital servicing costs; noncontrolling interests; results of our discontinued operations; and the remnants of our Bermuda-based insurance. Refer to “Part I, Item 1. Business, Segments” for more information about our segments.
New Business
From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. Refer to “Part I, Item 1. Business, New Business” for more information about new business.
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

Platinum Acquisition
On November 24, 2014, we announced that RenaissanceRe and Platinum entered into the Merger Agreement under which RenaissanceRe will acquire Platinum. The transaction will benefit the combined companies’ clients through an expanded product offering and broker relationships and will accelerate the growth of our U.S. specialty and casualty reinsurance platform. The agreement has been unanimously approved by both companies’ Board of Directors and, if approved by Platinum shareholders, the transaction is expected to close on March 2, 2015. Platinum has scheduled a special meeting of shareholders to consider and vote upon the proposed acquisition and related matters on February 27, 2015. There can be no assurance that the Merger will occur.
Upon completion of the Merger, Platinum Common Shares (other than dissenting shares) shall be canceled and converted into the right to receive, at the election of the holder thereof in accordance with the terms of the Merger Agreement, (i) Cash Election Consideration, (ii) the Share Election Consideration, or (iii) the Standard Election Consideration, in each case less applicable withholding taxes and plus cash in lieu of any fractional RenaissanceRe Common Shares such Platinum shareholders would otherwise be entitled to receive. The number of RenaissanceRe Common Shares to be issued to Platinum shareholders as consideration for the Merger is 7.5 million, and each of the Cash Election Consideration and the Share Election Consideration is subject to proration if the un-prorated aggregate share consideration is less than or greater than, respectively, 7.5 million RenaissanceRe Common Shares. All Platinum Common Shares that are held by Platinum as treasury stock or held by any wholly owned subsidiary of Platinum, or owned by RenaissanceRe or any wholly owned subsidiary of RenaissanceRe immediately before the Merger, will be canceled and no payment will be made in respect thereof.
In addition, the Merger Agreement requires that, subject to applicable laws, following the date of approval and adoption of the Merger Agreement by the Platinum shareholders and prior to the Effective Time (as defined in the Merger Agreement), Platinum shall declare and pay the Special Dividend of $10.00 per Platinum Common Share to the holders of record of outstanding Platinum Common Shares as of a record date for the Special Dividend to be set as designated by Platinum’s board of directors. On February 10, 2015, Platinum announced that the Special Dividend would be payable prior to the effective time of the Merger on the closing date of the Merger to Platinum shareholders of record at the close of business on the last business day prior to the closing date, which Special Dividend is conditioned on the Merger having been approved by the shareholders of Platinum at the special meeting of its shareholders on February 27, 2015 (or any adjournment or postponement thereof).
The aggregate consideration for the transaction is expected to be approximately $1.9 billion, comprised of the Special Dividend, the issuance of 7.5 million RenaissanceRe Common Shares, and cash consideration. We anticipate funding the cash consideration to be paid by RenaissanceRe from available cash resources, the liquidation of certain of our fixed maturity investments trading, and short term alternative financing. Following the closing of the Merger, if such closing occurs, we intend to issue $300.0 million in debt to replace the short term alternative financing used to fund part of the cash consideration to be paid by RenaissanceRe. However, there can be no assurance that we will be able to secure adequate sources of financing on favorable terms. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” for additional information.
Discontinued Operations
REAL
On August 30, 2013, we entered into a purchase agreement with a subsidiary of Munich to sell REAL. REAL offered certain derivative-based risk management products primarily to address weather and energy risk and engaged in hedging and trading activities related to those transactions. On October 1, 2013, we closed the sale of REAL to Munich. We have classified the assets and liabilities associated with this transaction as held for sale and, at December 31, 2014 and 2013, there were no remaining assets or liabilities related to REAL included on our consolidated balance sheets. The financial results for these operations have been presented in our consolidated financial statements as “discontinued operations” for all periods presented. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to our continuing operations. Prior years presented have been reclassified to conform to this new presentation.
Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. We recorded a loss on sale of $8.8 million in conjunction with the sale, including related direct expenses in our consolidated statement of operations for the year ended December 31, 2013. We have no further ongoing commitments or obligations pursuant to the purchase agreement. Refer to “Note 3. Discontinued Operations in our Notes to Consolidated Financial Statements”, for additional information.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At December 31, 2014	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

At December 31, 2013
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2014	2013	2012
(in thousands)
Net reserves as of January 1	$1,462,705	$1,686,865	$1,588,325
Net incurred related to:
Current year	341,745	315,241	483,180
Prior years	(143,798)	(143,954)	(157,969)
Total net incurred	197,947	171,287	325,211
Net paid related to:
Current year	39,830	32,212	84,056
Prior years	275,006	363,235	142,615
Total net paid	314,836	395,447	226,671
Net reserves as of December 31	1,345,816	1,462,705	1,686,865
Reinsurance recoverable as of December 31	66,694	101,025	192,512
Gross reserves as of December 31	$1,412,510	$1,563,730	$1,879,377

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
Our estimates of losses from large events are based on factors including currently available information derived from the Company’s claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior accident years net claims and claim expenses in the last several years. However, there is no assurance that this favorable development on prior accident years net claims and claim expenses will occur in future periods.
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
As detailed in the table and discussed in further detail below, changes to prior year estimated claims reserves increased our net income by $143.8 million during the year ended December 31, 2014, (2013 - $144.0 million, 2012 - $158.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.

Year ended December 31,	2014	2013	2012
(in thousands)
Catastrophe	$(65,511)	$(102,037)	$(110,568)
Specialty	(55,909)	(34,111)	(34,146)
Lloyd’s	(16,241)	(8,256)	(16,202)
Other	(6,137)	450	2,947
Total favorable development of prior accident years net claims and claim expenses	$(143,798)	$(143,954)	$(157,969)

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
For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we may make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. Approximately one year from the date of loss for these small events, we typically estimate IBNR for these events by using the paid Bornhuetter-Ferguson actuarial method. The loss development factors for the paid Bornhuetter-Ferguson actuarial method are selected based on a review of our historical experience and these factors are reviewed at least annually. There were no changes to our paid loss development factors over the last three years.
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

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the year ended December 31, 2014:

Year ended December 31, 2014	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(20,104)
April and May U.S. Tornadoes (2011)	(13,939)
Thailand Floods (2011)	(9,254)
Hurricanes Gustav and Ike (2008)	(6,647)
Hurricane Irene (2011)	(4,506)
Windstorm Kyrill (2007)	(3,615)
Tohoku Earthquake and Tsunami (2011)	(3,489)
New Zealand Earthquake (2010)	24,692
Other	(10,644)
Total large catastrophe events	(47,506)
Small catastrophe events
European Floods (2013)	(7,552)
U.S. PCS 24 Wind and Thunderstorm (2013)	(6,712)
U.S. PCS 70 and 73 Wind and Thunderstorm (2012)	13,362
Other	(17,103)
Total small catastrophe events	(18,005)
Total favorable development of prior accident years net claims and claim expenses	$(65,511)

The favorable development of prior accident years net claims and claim expenses within the Company’s Catastrophe Reinsurance segment in 2014 of $65.5 million was comprised of $47.5 million and $18.0 million related to large and small catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $20.1 million, $13.9 million, $9.3 million and $6.6 million related to Storm Sandy, the 2011 April and May U.S. Tornadoes, the 2011 Thailand Floods and the 2008 Hurricanes (Gustav and Ike), partially offset by adverse development of $24.7 million related to the 2010 New Zealand Earthquake, each principally the result of changes in estimated ultimate losses for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events was $7.6 million and $6.7 million related to the 2013 European Floods and a 2013 U.S. wind and thunderstorm event, respectively, partially offset by adverse development of $13.4 million related to certain 2012 U.S. wind and thunderstorm events, each principally the result of changes in estimated ultimate losses for each respective event.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the year ended December 31, 2013:

Year ended December 31, 2013	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(44,460)
Tohoku Earthquake and Tsunami (2011)	(18,033)
Hurricanes Gustav and Ike (2008)	(16,261)
New Zealand Earthquake (2011)	(10,944)
Windstorm Kyrill (2007)	(8,244)
Hurricane Isaac (2012)	2,610
New Zealand Earthquake (2010)	11,040
Other	(776)
Total large catastrophe events	(85,068)
Small catastrophe events
U.S. PCS 83 Wind and Thunderstorm (2012)	(3,500)
U.S. PCS 76 Wind and Thunderstorm (2012)	(300)
U.S. PCS 70 Wind and Thunderstorm (2012)	8,225
Other	(21,394)
Total small catastrophe events	(16,969)
Total favorable development of prior accident years net claims and claim expenses	$(102,037)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in 2013 of $102.0 million was primarily due to $44.5 million, $18.0 million, $16.3 million and $10.9 million of favorable development related to reductions in the expected ultimate net loss for Storm Sandy, the Tohoku Earthquake, the 2008 Hurricanes (Gustav and Ike) and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $34.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development on the 2010 New Zealand Earthquake, U.S. PCS 70 and Hurricane Isaac of $11.0 million,$8.2 million and $2.6 million, respectively, associated with an increase in reported gross ultimate losses.

The following table details the development of our liability for unpaid claims and claim expenses for our Catastrophe Reinsurance segment for the year ended December 31, 2012:

Year ended December 31, 2012	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Chile Earthquake (2010)	$(24,575)
Hurricanes Gustav and Ike (2008)	(17,541)
U.K. Floods (2007)	(17,271)
Hurricanes Katrina, Rita and Wilma (2005)	(6,420)
Hurricane Irene (2011)	(4,630)
Thailand Floods (2011)	(3,933)
Tohoku Earthquake and Tsunami (2011)	(3,896)
Windstorm Kyrill (2007)	(3,417)
New Zealand Earthquake (2010)	3,570
New Zealand Earthquake (2011)	17,912
Other	(2,542)
Total large catastrophe events	(62,743)
Small catastrophe events
Danish Floods (2011)	(5,000)
U.S. PCS 63 Winter Storm (2011)	(5,000)
U.S. PCS 42 Winter Storm (2011)	(2,560)
U.S. PCS 53 Winter Storm (2011)	(2,558)
Other	(32,707)
Total small catastrophe events	(47,825)
Total favorable development of prior accident years claims and claim expenses	$(110,568)

The favorable development of prior accident years claims and claim expenses within our Catastrophe Reinsurance segment in 2012 of $110.6 million was primarily due to net reductions of $84.2 million arising from the estimated ultimate claims of large catastrophe events, including the 2010 Chilean Earthquake, the 2008 Hurricanes (Gustav and Ike), the 2007 U.K. Flooding, the 2005 Hurricanes, Hurricane Irene of 2011, the 2011 Thailand Floods and the Tohoku Earthquake, as reported claims came in better than expected. The remainder of the favorable development of prior accident years claims and claim expenses of $47.8 million was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, principally resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was a $17.9 million and $3.6 million increase in net claims and claim expenses from the 2011 and 2010 New Zealand Earthquake, respectively, primarily as a result of increased cedant gross ultimate loss estimates.
Actual Results vs. Initial Estimates
The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our Catastrophe Reinsurance segment. As discussed above, the key assumption in estimating reserves for our Catastrophe Reinsurance segment is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31,

2012, 2013 and 2014, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2014 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2014 reflect the unpaid portion of our estimates of gross ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries. It also does not consider the impact of loss related premium or redeemable noncontrolling interest – DaVinciRe.
Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages)		Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves as of December 31, 2014	% of Claims and Claim Expenses Unpaid as of December 31, 2014
Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	2012	2013	2014
1994	$100,816	$137,130	$137,093	$137,074	$(36,258)	(36.0)%	$186	0.1%
1995	72,561	61,345	61,404	61,394	11,167	15.4%	5	—%
1996	67,671	45,219	45,217	45,206	22,465	33.2%	—	—%
1997	43,050	9,041	9,041	9,039	34,011	79.0%	3	—%
1998	129,171	152,038	152,016	151,818	(22,647)	(17.5)%	322	0.2%
1999	267,981	197,849	197,703	197,692	70,289	26.2%	204	0.1%
2000	54,600	17,787	17,747	17,767	36,833	67.5%	24	0.1%
2001	257,285	201,140	200,558	198,556	58,729	22.8%	4,984	2.5%
2002	155,573	65,118	65,008	64,867	90,706	58.3%	20	—%
2003	126,312	67,608	67,398	68,449	57,863	45.8%	1,029	1.5%
2004	762,392	815,915	814,704	814,742	(52,350)	(6.9)%	168	—%
2005	1,473,974	1,263,198	1,260,825	1,260,219	213,755	14.5%	830	0.1%
2006	121,754	58,392	57,456	56,536	65,218	53.6%	253	0.4%
2007	245,892	116,568	107,872	102,824	143,068	58.2%	3,570	3.5%
2008	599,481	455,909	436,055	426,337	173,144	28.9%	6,834	1.6%
2009	90,800	42,288	40,905	39,728	51,072	56.2%	1,249	3.1%
2010	385,207	321,522	332,845	361,340	23,867	6.2%	143,486	39.7%
2011	1,243,138	1,246,752	1,218,178	1,175,774	67,364	5.4%	172,937	14.7%
2012	345,776	345,776	284,279	262,639	83,137	24.0%	96,043	36.6%
2013	133,187	—	133,187	107,602	25,585	19.2%	52,484	48.8%
2014	89,034	—	—	89,034	—	—%	58,036	65.2%
	$6,765,655	$5,620,595	$5,639,491	$5,648,637	$1,117,018	16.7%	$542,667	9.6%

As quantified in the table above, since the inception of the Company in 1993, while we have experienced adverse development from time to time, on a cumulative basis we have experienced $1.1 billion of net favorable development on the run-off of our gross reserves within our Catastrophe Reinsurance segment. This represents 16.7% of our initial estimated gross claims and claim expenses for accident years 2013 and prior of $6.7 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2014, compared to our initial estimates of ultimate claims and claim expenses, as of the end of each accident year. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year. For example, our 2005 accident year developed favorably by $213.8 million, which is 14.5% better than our initial estimates of claims and claim expenses for the 2005 accident year as estimated as of December 31, 2005, while our 2004 accident year developed unfavorably by $52.4 million, or negative 6.9%. On a net basis, our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, and redeemable noncontrolling interest for changes in claims and claim expenses that impact

DaVinciRe, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.
The percentage of claims unpaid at December 31, 2014 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2009 and prior accident years have generally been paid. This is driven in part by the mix of our business, which primarily included property catastrophe excess of loss reinsurance for personal lines property coverage, rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, the 2010 accident year includes losses from the 2010 New Zealand Earthquake, among other events, which have complex issues associated with establishing our estimate of ultimate claims and claim expenses, including the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies, and as a result the unpaid net claims and claim expenses as a percentage of re-estimated claims and claim expenses as of December 31, 2014 remains relatively high at 39.7% for the 2010 accident year. In addition, as noted in the table above, the percentage of claims and claims expenses unpaid as of December 31, 2014 related to more recent years, such as 2012 through 2014, range from 36.6% to 65.2%, with higher percentages driven by the recency of these accident years, combined with the complexity surrounding claims of our underlying cedants and the nature of the events, such as Storm Sandy.
Sensitivity Analysis
The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2014 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events within our Catastrophe Reinsurance segment. The reasonably likely changes are based on an historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.
Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2014	$ Impact of Change on Ultimate Claims and Claim Expenses at December 31, 2014	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2014	% Impact of Change on Net Income for the Year Ended December 31, 2014	% Impact of Change on Shareholders’ Equity at December 31, 2014
Higher	$5,909,691	$261,054	18.5%	(38.0)%	(6.8)%
Recorded	5,648,637	—	—%	—%	—%
Lower	$5,387,583	$(261,054)	(18.5)%	38.0%	6.8%

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
Specialty Reinsurance Segment
Within our Specialty Reinsurance segment, we write a number of reinsurance lines such as aviation, casualty clash, catastrophe exposed personal lines property, crop, energy, financial, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including directors and officers liability, general liability, professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide specialty protection or proportional coverage which we expect to grow on an absolute or relative basis within this segment in the future. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis.
Our Specialty Reinsurance segment can generally be characterized as providing coverage for low frequency and high severity losses, similar to our property catastrophe reinsurance business. As with our property catastrophe reinsurance business, our specialty reinsurance contracts frequently provide coverage for relatively large limits or exposures. As a result of the foregoing, our specialty reinsurance business is subject to significant claims volatility. In periods of low claims frequency or severity, our results will generally be favorably impacted while in periods of high claims frequency or severity our results will generally be negatively impacted. We have more recently positioned RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. to accept a wider range of quota share risks, facilitating our efforts to expand trading relationships with core clients via separate, highly-rated balance sheets.  While we remain focused on underwriting discipline, and are seeking to remain focused on opportunities amenable to stochastic representation and supported by strong data and analytics, this expanded product suite through RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. may pose new, unmodelled or unforeseen risks for which we may not be adequately compensated and may also result in a higher level of attritional claims and claim expenses.
Our processes and methodologies in respect of loss estimation for the coverages we offer through our specialty reinsurance operation differ from those used for our property catastrophe-oriented coverages. For example, our specialty reinsurance coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which we believe gives rise to greater uncertainty in our claims reserves. Moreover, in reserving for our specialty reinsurance coverages we do not generally have the benefit of a significant amount of our own historical experience in certain lines of business and may have little or no related corporate reserving history in new lines of business. We believe this makes our Specialty Reinsurance segment reserving subject to greater uncertainty than our Catastrophe Reinsurance segment.
When initially developing our reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and reported loss development methods. We elected to use the Bornhuetter-Ferguson actuarial method because this method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that the expected paid or reported losses are zero, and it assumes that past experience is not fully representative of the future. As our reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims is reflected in the respective reporting period as a change in estimate. We reevaluate our actuarial reserving techniques on a periodic basis. In future periods, if we enter lines of business where we have the benefit of a significant amount of historical claims data, we will consider using additional actuarial techniques, such as the incurred loss development factors method, the expected loss ratio method, the booked loss ratio method, the paid Bornhuetter-Ferguson actuarial method and the paid loss development method, in addition to the incurred Bornhuetter-Ferguson actuarial method, and we will consider utilizing several of these methods as a way to develop our best estimate of the ultimate costs associated with these lines of business.
The utilization of the Bornhuetter-Ferguson actuarial method requires us to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and expected loss reporting patterns by reviewing industry results for similar business and adjusting for the terms of the coverages we offer. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. Our estimate of IBNR is the product of the premium we have earned, the initial expected ultimate claims and claim expense ratio and the percentage of estimated unreported losses. Similar to the utilization of the Bornhuetter-Ferguson actuarial method, if we elect to use the additional actuarial methods noted above, we will be required to estimate loss ratios as well as paid and reported loss development patterns, and these actuarial assumptions would likely be based on historical paid and reported claims experience by line of business. In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment described above.
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

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2014 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2014	Specialty Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
LIBOR (2011 and 2012)	$(10,500)
Thailand Floods (2011)	(2,500)
Tohoku Earthquake and Tsunami (2011)	(1,642)
Subprime (2007)	5,049
Other	(1,826)
Total large catastrophe events	(11,419)
Total catastrophe net claims and claim expenses	$(11,419)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(44,490)
Total attritional net claims and claim expenses	$(44,490)
Total favorable development of prior accident years net claims and claim expenses	$(55,909)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in 2014 of $55.9 million was comprised of $11.4 million and $44.5 million related to large catastrophe events and attritional net claims and claim expenses, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was a $10.5 million reduction in estimated ultimate losses with respect to potential exposure to LIBOR related claims from prior accident years, partially offset by adverse development of $5.0 million from subprime related events from 2007 driven by reported claims from a number of cedants. Favorable development of prior accident years net claims and claim expenses of $44.5 million related to attritional net claims and claim expenses was driven by the application of our formulaic actuarial reserving methodology. There were no actuarial reserving assumption changes during 2014.

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Specialty Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Tohoku Earthquake and Tsunami (2011)	$(1,000)
New Zealand Earthquake (2010)	300
Other	(1,763)
Total large catastrophe events	(2,463)
Total catastrophe net claims and claim expenses	$(2,463)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(21,216)
Actuarial assumption changes	(10,432)
Total attritional net claims and claim expenses	$(31,648)
Total favorable development of prior accident years net claims and claim expenses	$(34,111)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in 2014 of $34.1 million was primarily driven by $10.4 million associated with actuarial assumption changes in the first quarter of 2013, principally in our casualty clash and casualty risk lines of business, and primarily as a result of revised initial expected claims ratios and claim development factors due to actual experience coming in better than expected, and $23.7 million related to actual reported loss activity coming in better than expected, as a result of the application of our formulaic actuarial reserving methodology.
The following table details the development of our liability for unpaid net claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2012 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2012	Specialty Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Hurricanes Katrina, Rita and Wilma (2005)	$(3,000)
Total catastrophe net claims and claim expenses	$(3,000)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(16,747)
Actuarial assumption changes	(14,399)
Total attritional net claims and claim expenses	$(31,146)
Total favorable development of prior accident years net claims and claim expenses	$(34,146)

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
Actual vs. Initial Estimated Specialty Reinsurance Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2012	December 31, 2013	December 31, 2014
2002	77.2%	19.6%	19.7%	19.6%
2003	76.8%	25.3%	25.4%	25.4%
2004	78.2%	37.2%	36.8%	37.3%
2005	78.2%	28.1%	28.3%	27.3%
2006	76.6%	29.3%	26.3%	23.6%
2007	62.9%	56.1%	55.8%	57.7%
2008	57.9%	64.5%	64.1%	62.1%
2009	55.4%	34.2%	29.5%	27.1%
2010	56.5%	61.3%	57.4%	51.7%
2011	58.7%	59.9%	49.2%	38.2%
2012	56.3%	82.6%	59.8%	48.4%
2013	57.6%	—	59.7%	56.6%
2014	57.1%	—	—	57.1%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our Specialty Reinsurance segment. Until 2007, our initial estimated ultimate claims and claim expense ratios remained relatively constant between 76.6% in 2006 and 78.2% in 2004 and 2005. This reflects the fact that management had not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The decrease in the initial estimated ultimate claims and claim expense ratio from 2006 and prior, to 2007 through 2014, reflects assumption changes made for certain classes of business where our experience, and the industry experience in general, has been better than expected and, as a result, we decreased our initial estimated ultimate claims and claim expense ratio for these classes of business.
As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios decreased significantly from the initial estimates for the 2002 through 2006 underwriting years. This was principally due to our 2005 reserve review. During our 2005 reserve review, we further segmented the specialty business with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance re-estimated ultimate claims and claim expense reserves in 2005. Subsequent to this reserve review, the results of our specialty book of business have been mixed. The 2006 underwriting year includes favorable development as actual paid and reported losses during 2006 have overall been less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this year. However, the 2008 underwriting year has performed worse than expected and our current estimates are higher than our initial estimates. This is due in part to the losses in our casualty clash line of business in 2008, associated with exposure to the deterioration of the credit and capital markets in 2008 as well as the Madoff matter discovered in the fourth quarter of 2008. In comparison, our 2010, 2011 and 2012 underwriting years have performed better than expected and our current estimates are lower than our initial estimates. The 2010, 2011 and 2012 underwriting years were impacted by a number of relatively large catastrophe events, including the 2010 New Zealand and Chilean Earthquakes in 2010, in 2011, the 2011 New Zealand and Tohoku Earthquakes, the large U.S. tornadoes, the Australian Floods, losses arising from certain aggregate contracts, Hurricane Irene and the Thailand Floods (collectively referred to as the “2011 Large Losses”), and Storm Sandy in 2012, all which initially resulted in increases in the re-estimated ultimate claims and claim expense ratio. As recent as 2014, we re-estimated our ultimate claims and claim expense ratios for certain large events included in the 2010, 2011 and 2012 underwriting years based on available data, including but not limited to industry loss estimates and actual claims from cedants, resulting in decreases to the re-estiamted ultimate claims and claim expense ratio. As noted above, our specialty reinsurance business is in general characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long-term trends or industry results for similar business may imply.
As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the events which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2014 impacting our Specialty Reinsurance segment principally include Hurricanes Katrina, Rita and Wilma, which occurred in 2005. Our estimate of ultimate net claims and claim expenses from Hurricanes Katrina, Rita and Wilma, within our Specialty Reinsurance segment, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $48.3 million at December 31, 2014 (2013 - $48.3 million, 2012 - $48.6 million).
Sensitivity Analysis
The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2014 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2014 claims and claim expense reserves within our Specialty Reinsurance segment. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2014	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2014	% Impact of Change on Net Income for the Year Ended December 31, 2014	% Impact of Change on Shareholders’ Equity at December 31, 2014
Increase expected claims and claim expense ratio by 25%	Slower reporting	$212,732	15.1%	(31.0)%	(5.5)%
Increase expected claims and claim expense ratio by 25%	Expected reporting	89,490	6.3%	(13.0)%	(2.3)%
Increase expected claims and claim expense ratio by 25%	Faster reporting	(20,486)	(1.5)%	3.0%	0.5%
Expected claims and claim expense ratio	Slower reporting	98,593	7.0%	(14.4)%	(2.6)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(87,981)	(6.2)%	12.8%	2.3%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(15,545)	(1.1)%	2.3%	0.4%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(89,490)	(6.3)%	13.0%	2.3%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(155,476)	(11.0)%	22.7%	4.0%

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

Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the year ended December 31, 2014 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2014	Lloyd’s Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(4,128)
LIBOR (2011 and 2012)	(1,250)
Other	(1,234)
Total large catastrophe events	(6,612)
Small catastrophe events
Other	(2,687)
Total small catastrophe events	(2,687)
Total catastrophe net claims and claim expenses	$(9,299)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(6,942)
Total attritional net claims and claim expenses	$(6,942)
Total favorable development of prior accident years net claims and claim expenses	$(16,241)

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $16.2 million was comprised of $6.6 million, $2.7 million and $6.9 million related to large catastrophe events, small catastrophe events and attritional net claims and claim expenses, respectively. Included in the favorable development of prior accident years net claims and claim expenses is a $4.1 million reduction in the estimated ultimate loss related to Storm Sandy included in large catastrophe events, with the $6.9 million favorable development of prior accident years net claims and claim expenses related to attritional net claims and claim expenses principally due to reported claims activity coming in lower than expected on prior accident years events. There were no actuarial reserving assumption changes during 2014.

The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Lloyd’s Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(3,825)
Other	(1,442)
Total large catastrophe events	(5,267)
Total catastrophe net claims and claim expenses	$(5,267)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(3,263)
Actuarial assumption changes	274
Total attritional net claims and claim expenses	$(2,989)
Total favorable development of prior accident years net claims and claim expenses	$(8,256)

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

Year ended December 31, 2012	Lloyd’s Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(5,500)
Hurricane Irene (2011)	(2,500)
Other	(1,476)
Total large catastrophe events	(9,476)
Total catastrophe net claims and claim expenses	$(9,476)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(8,011)
Actuarial assumption changes	1,285
Total attritional net claims and claim expenses	$(6,726)
Total favorable development of prior accident years net claims and claim expenses	$(16,202)

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

Actual Results vs. Initial Estimates
The table below summarizes our initial assumptions and changes in those assumptions for catastrophe claims and claim expense reserves associated with our property catastrophe reinsurance business within our Lloyd’s segment. Similar to our Catastrophe Reinsurance segment, the key assumption in estimating reserves for property catastrophe reinsurance losses in our Lloyd’s segment is our estimate of the ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses represent our revised estimates as reported as at the respective year end. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2014 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2014 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries or loss related premium such as reinstatement premium.
Actual vs. Initial Estimated Lloyd’s Segment Catastrophe Claims and Claim Expense Reserve Analysis for Property Catastrophe Reinsurance Business

(in thousands, except percentages)
Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves at December 31, 2014	% of Claims and Claim Expenses Unpaid at December 31, 2014
		2012	2013	2014
2010	$5,277	$6,310	$6,018	$5,162	$115	2.2%	$3,725	72.2%
2011	30,121	24,037	23,565	23,440	6,681	22.2%	1,438	6.1%
2012	10,957	10,957	8,770	5,980	4,977	45.4%	3,129	52.3%
2013	5,977	—	5,977	3,273	2,704	45.2%	2,789	85.2%
2014	943	—	—	943	—	—%	524	55.6%
	$53,275	$41,304	$44,330	$38,798	$14,477	27.7%	$11,605	29.9%

As quantified in the table above, since our Lloyd’s segment commenced writing business in mid-2009, we have experienced $14.5 million of net favorable development on our gross reserves related to catastrophe events for our property catastrophe reinsurance business within our Lloyd’s segment. As described above and similar to our Catastrophe Reinsurance segment, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe reinsurance business, we have experienced development, both favorable and unfavorable, in any given accident year. For example, our 2012 accident year has developed favorably by $5.0 million, which is 45.4% better than our initial estimates of claims and claim expenses for the 2012 accident year as estimated as of December 31, 2012, while our 2010 accident year has only developed favorably by $0.1 million, or 2.2%. On a net basis, our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.
The percentage of claims unpaid at December 31, 2014 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. This is driven in part by the mix of our business and the speed of the settlement and payment of claims by our underlying cedants.

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

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2012	December 31, 2013	December 31, 2014
2010	63.3%	53.5%	50.2%	50.5%
2011	66.0%	60.6%	55.1%	52.6%
2012	58.4%	87.4%	69.5%	64.3%
2013	60.6%	—	67.9%	62.2%
2014	60.6%	—	—	79.8%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within specialty insurance and reinsurance in our Lloyd’s segment. The principal reason for changes from one underwriting year to the next is changes in the mix and relative volume of business.
As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios decreased from the initial estimates for the 2010 and 2011 underwriting years and increased for the 2012, 2013 and 2014 underwriting years. The decrease in the re-estimated ultimate claims and claim expense ratio for the 2010 and 2011 underwriting years at December 31, 2014 was principally due to the application of our formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves combined with reductions to estimated ultimate claims and claim expenses on certain large events. However, the increase in the re-estimated ultimate claims and claim expense ratio for the 2012, 2013 and 2014 underwriting years at December 31, 2014 was the result of those underwriting years performing worse than expected, due in part to experiencing claims and claim expenses related to large property losses, including Storm Sandy in 2012, and a number of smaller property-related loss events in 2013 and 2014. As noted above, our specialty reinsurance and insurance lines of business are in general characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long-term trends or industry results for similar business may imply.
Sensitivity Analysis
The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2014 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events associated with property catastrophe reinsurance business within our Lloyd’s segment. The reasonably likely changes are based on a historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year.
Lloyd’s Segment Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2014	$ Impact of Change on Ultimate Claims and Claim Expenses at December 31, 2014	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2014	% Impact of Change on Net Income for the Year Ended December 31, 2014	% Impact of Change on Shareholders’ Equity at December 31, 2014
Higher	$44,294	$5,496	0.4%	(0.8)%	(0.1)%
Recorded	38,798	—	—%	—%	—%
Lower	$33,302	$(5,496)	(0.4)%	0.8%	0.1%

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

Lloyd’s Segment Attritional Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2014	% Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2014	% Impact of Change on Net Income for the Year Ended December 31, 2014	% Impact of Change on Shareholders’ Equity at December 31, 2014
Increase expected claims and claim expense ratio by 25%	Slower reporting	$125,167	8.9%	(18.2)%	(3.2)%
Increase expected claims and claim expense ratio by 25%	Expected reporting	51,863	3.7%	(7.6)%	(1.3)%
Increase expected claims and claim expense ratio by 25%	Faster reporting	(20,084)	(1.4)%	2.9%	0.5%
Expected claims and claim expense ratio	Slower reporting	58,644	4.2%	(8.5)%	(1.5)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(57,557)	(4.1)%	8.4%	1.5%
Decrease expected claims and claim expense ratio by 25%	Slower reporting	(7,880)	(0.6)%	1.1%	0.2%
Decrease expected claims and claim expense ratio by 25%	Expected reporting	(51,863)	(3.7)%	7.6%	1.3%
Decrease expected claims and claim expense ratio by 25%	Faster reporting	(95,031)	(6.7)%	13.8%	2.5%

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
Other
Included in the Other category are the remnants of our Bermuda-based insurance operations. These operations are in run-off and no new business is being underwritten. Our outstanding claims and claim expense reserves for these operations include insurance policies and quota share reinsurance with respect to risks including: 1) commercial property, which principally included catastrophe-exposed commercial property products; 2) commercial multi-line, which included commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 3) personal lines property, which principally included homeowners personal lines property coverage and catastrophe exposed personal lines property coverage and totaled $41.7 million at December 31, 2014 (2013 - $58.1 million).
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

At December 31,	2014	2013	2012
(in thousands)
Attritional claims and claim expenses	$(6,137)	$2,179	$(3,265)
Catastrophe events	—	(1,729)	(1,171)
Loss portfolio transfer	—	—	7,383
Total (favorable) adverse development of prior accident years net claims and claim expenses	$(6,137)	$450	$2,947

The net favorable development on prior accident years of $6.1 million for 2014 within our Other category was principally the result of a reduction in the estimated ultimate losses on a proportional property contract in our former Insurance segment.
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
The net adverse development on prior accident years of $2.9 million for 2012 within our Other category was principally the result of a loss portfolio transfer entered into by us on October 1, 2012, in respect of our contractor’s liability book of business within RenaissanceRe Specialty Risks, whereby we paid consideration of $36.5 million to transfer net liabilities of $29.1 million, resulting in a loss of $7.4 million which is recorded above as prior accident years attritional claims and claims expenses in our Other category, partially offset by reductions in reported losses on certain attritional loss contracts and favorable development related to catastrophe events, primarily the 2008 Hurricanes (Gustav and Ike).
On November 24, 2014, we announced that RenaissanceRe and Platinum entered into a Merger Agreement under which RenaissanceRe will acquire Platinum.  The agreement has been unanimously approved by both companies’ Board of Directors and, if approved by Platinum shareholders, the transaction is expected to close on March 2, 2015.  The aggregate consideration for the transaction is expected to be approximately $1.9 billion.  We will account for the acquisition of Platinum under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic Business Combinations, under which the total consideration paid will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed, including Platinum’s claims and claim expense reserves, which totaled $1.4 billion at December 31, 2014.  Upon acquisition, Platinum’s assets and liabilities, including Platinum’s claims and claim expense reserves, will be consolidated by RenaissanceRe.
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
We estimate our valuation allowance by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating.  The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates.  We also apply case-specific valuation allowances against certain recoveries that we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors.  The valuation allowance recorded against reinsurance recoverable was $1.0 million at December 31, 2014 (2013 - $1.7 million). The reinsurers with the three largest balances accounted for 35.4%, 14.9% and 7.0%, respectively, of our reinsurance recoverable balance at December 31, 2014 (2013 - 28.2%, 19.9% and 11%, respectively). The three largest company-specific components of the valuation allowance represented 17.9%, 4.0% and 2.9%, respectively, of our total valuation allowance at December 31, 2014 (2013 - 14.2%, 12.5% and 3.1%, respectively).
Fair Value Measurements and Impairments
Fair Value
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within our consolidated financial statements. Fair value is defined under accounting guidance currently applicable to us to be the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. We recognize the change in unrealized gains and losses arising from changes in fair value in our consolidated statements of operations, with the exception of changes in unrealized gains and losses on our fixed maturity investments available for sale, which are recognized as a component of accumulated other comprehensive income in shareholders’ equity.
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
Other than the transaction noted below, there have been no material changes in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and 3 during the period represented by these consolidated financial statements. As discussed in greater detail below, the Company transferred its investment in the common shares of Trupanion, Inc. (“Trupanion”), a company that provides insurance for a variety of veterinarian costs, from Level 3 to Level 1, effective July 18, 2014, the date on which Trupanion became a publicly traded company on the NYSE. The fair value transferred from Level 3 to Level 1 was $24.6 million.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount of such assets and liabilities on our consolidated balance sheets:

At December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Fixed maturity investments
U.S. treasuries	$1,671,471	$1,671,471	$—	$—
Agencies	96,208	—	96,208	—
Non-U.S. government (Sovereign debt)	280,651	—	280,651	—
Non-U.S. government-backed corporate	146,467	—	146,467	—
Corporate	1,610,442	—	1,594,782	15,660
Agency mortgage-backed	316,620	—	316,620	—
Non-agency mortgage-backed	253,050	—	253,050	—
Commercial mortgage-backed	381,051	—	381,051	—
Asset-backed	27,610	—	27,610	—
Total fixed maturity investments	4,783,570	1,671,471	3,096,439	15,660
Short term investments	1,013,222	—	1,013,222	—
Equity investments trading	322,098	322,098	—	—
Other investments
Private equity partnerships	281,932	—	—	281,932
Senior secured bank loan fund	19,316	—	—	19,316
Catastrophe bonds	200,329	—	200,329	—
Hedge funds	2,570	—	—	2,570
Total other investments	504,147	—	200,329	303,818
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(8,744)	—	—	(8,744)
Derivatives (1)	6,345	(569)	7,104	(190)
Other	(11,509)	—	(11,509)	—
Total other assets and (liabilities)	(13,908)	(569)	(4,405)	(8,934)
	$6,609,129	$1,993,000	$4,305,585	$310,544

(1)	See "Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to the fair value by type of contract, of derivatives entered into by us.
As at December 31, 2014, we have classified $325.1 million and $14.6 million of our assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 4.0% and 0.5% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.

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
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2014, we had $120.7 million (2013 - $105.6 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $12.3 million of goodwill and $12.9 million of other intangible assets (2013 – $12.5 million and $16.7 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. In doing this, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you that we will in the future consummate transactions in which we realize the value at which these holdings are reflected in our financial statements. During the year ended December 31, 2014, we recorded $Nil (2013 - $Nil, 2012 - $Nil) other-than-temporary impairment charges related to investments in other ventures, under the equity method.
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
We test goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets and is tested based on the cash flows they produce. There are generally many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. As at December 31, 2014, excluding the amounts recorded in investments in other ventures, under the equity method, as noted above, our consolidated balance sheets include $5.9 million of goodwill (2013 - $5.9 million) and $2.0 million of other intangible assets (2013 - $2.3 million). Impairment charges were $Nil during the year ended December 31, 2014 (2013 - $Nil, 2012 - $5.2 million). In the future it is possible that we will hold more goodwill, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
On November 24, 2014, we announced that RenaissanceRe and Platinum entered into a Merger Agreement under which RenaissanceRe will acquire Platinum.  The agreement has been unanimously approved by both companies’ Board of Directors and, if approved by Platinum shareholders, the transaction is expected to close on March 2, 2015.  The aggregate consideration for the transaction is expected to be approximately $1.9 billion.  We will account for the acquisition of Platinum under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations, under which the total consideration paid will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed.  We anticipate that the purchase price paid will exceed the fair value of the net assets acquired, perhaps significantly so, and the excess will be accounted for as goodwill.  Intangible assets with definite lives will be amortized over their estimated useful lives.  Goodwill resulting from the acquisition of Platinum will not be amortized but instead will be tested for impairment at least annually, as outlined above (more frequently if certain indicators are present).  In the event that we determine that the value of goodwill has become impaired, an accounting charge will be taken in the fiscal quarter in which such determination is made.
Fixed Maturity Investments Available For Sale
At December 31, 2014, we had $26.9 million (2013 - $34.2 million) of fixed maturity investments available for sale on our consolidated balance sheet. Included in accumulated other comprehensive income at December 31, 2014 was $3.1 million of gross unrealized gains (2013 - $4.0 million) and $3 thousand of gross unrealized losses (2013 - $17 thousand), related to our portfolio of fixed maturity investments available for sale. Our quarterly process for assessing whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other-than-temporary includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if we have the intent to sell the debt security or (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security. For the year ended December 31, 2014 we recognized $Nil (2013 - $Nil, 2012 - $0.3 million) of net other-than-temporary impairments in our consolidated statements of operations related to our portfolio of fixed maturity investments available for sale.
Income Taxes
Income taxes have been provided in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities. Such temporary differences are primarily due to net operating loss carryforwards and GAAP versus tax basis accounting differences related to interest expense, underwriting results, accrued expenses and investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.
At December 31, 2014, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $61.9 million (2013 - $56.3 million) and $61.7 million (2013 - $56.1 million), respectively (see “Note 15. Taxation in our Notes to Consolidated Financial Statements” for additional information).  At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.  Losses incurred within our U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss at the U.S. tax-paying subsidiaries for the three year period ended December 31, 2011. We reassess our valuation allowance on a quarterly basis and commencing with our reassessment effective

December 31, 2011, we determined that it is more likely than not that we would not be able to recover our U.S. net deferred tax asset and as a result, recognized a full valuation allowance in the fourth quarter of 2011. At December 31, 2014, our U.S. tax-paying subsidiaries had a net deferred tax asset of $48.5 million (2013 - $43.9 million), for which a full valuation allowance has been provided as we continued to remain in a cumulative three year GAAP taxable loss position at our U.S. tax-paying subsidiaries throughout 2014, among other facts. In addition, our Ireland, U.K. and Singapore operations have each produced cumulative GAAP taxable losses, among other facts, and as a result, we continue to provide a valuation allowance against our net deferred tax assets for these operations.
We have unrecognized tax benefits of $Nil as of December 31, 2014 (2013 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense.  At December 31, 2014, interest and penalties accrued on unrecognized tax benefits were $Nil (2013 - $Nil). Income tax returns filed for tax years 2009 through 2013, 2010 through 2013, 2013 and 2012 through 2013, are open for examination by the Internal Revenue Service, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. We do not expect the resolution of these open years to have a significant impact on our consolidated statements of operations and financial condition.
On November 24, 2014, we announced that RenaissanceRe and Platinum entered into a Merger Agreement under which RenaissanceRe will acquire Platinum.  The agreement has been unanimously approved by both companies’ Board of Directors and, if approved by Platinum shareholders, the transaction is expected to close on March 2, 2015.  The aggregate consideration for the transaction is expected to be approximately $1.9 billion.  We will account for the acquisition of Platinum under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations, under which the total consideration paid will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired, including Platinum’s net deferred tax asset which totaled $17.5 million at December 31, 2014, and liabilities assumed.

SUMMARY OF RESULTS OF OPERATIONS

Year ended December 31,	2014	2013	2012
(in thousands, except per share amounts and percentages)
Statements of operations highlights
Gross premiums written	$1,550,572	$1,605,412	$1,551,591
Net premiums written	1,068,236	1,203,947	1,102,657
Net premiums earned	1,062,416	1,114,626	1,069,355
Net claims and claim expenses incurred	197,947	171,287	325,211
Underwriting income	529,354	626,733	451,451
Net investment income	124,316	208,028	165,725
Net realized and unrealized gains on investments	41,433	35,076	163,121
Income from continuing operations	686,256	839,346	765,425
Income (loss) from discontinued operations	—	2,422	(16,476)
Net income	686,256	841,768	748,949
Net income available to RenaissanceRe common shareholders	510,337	665,676	566,014

Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$12.60	$14.82	$11.56
Income (loss) from discontinued operations per common share – diluted	—	0.05	(0.33)
Net income available to RenaissanceRe common shareholders per common share – diluted	$12.60	$14.87	$11.23
Dividends per common share	$1.16	$1.12	$1.08

Key ratios
Net claims and claim expense ratio – current accident year	32.2%	28.3%	45.2%
Net claims and claim expense ratio – prior accident years	(13.6)%	(12.9)%	(14.8)%
Net claims and claim expense ratio – calendar year	18.6%	15.4%	30.4%
Underwriting expense ratio	31.6%	28.4%	27.4%
Combined ratio	50.2%	43.8%	57.8%

Return on average common equity	14.9%	20.5%	17.7%

Book value	December 31, 2014	December 31, 2013	December 31, 2012
Book value per common share	$90.15	$80.29	$68.14
Accumulated dividends per common share	14.28	13.12	12.00
Book value per common share plus accumulated dividends	$104.43	$93.41	$80.14
Change in book value per common share plus change in accumulated dividends	13.7%	19.5%	16.8%

Balance sheet highlights	December 31, 2014	December 31, 2013	December 31, 2012
Total assets	$8,203,550	$8,179,131	$7,928,628
Total shareholders’ equity attributable to RenaissanceRe	$3,865,715	$3,904,384	$3,503,065

Below is a discussion of the results of operations for 2014 compared to 2013.
Net income available to RenaissanceRe common shareholders was $510.3 million in 2014, compared to $665.7 million in 2013, a decrease of $155.3 million. As a result of our net income available to RenaissanceRe common shareholders in 2014, we generated an annualized return on average common equity of 14.9% and our book value per common share increased from $80.29 at December 31, 2013 to $90.15 at December 31, 2014, a 13.7% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during 2014, on a comparative basis to 2013, include:

•
Lower Underwriting Results - our underwriting income of $529.4 million in 2014 decreased $97.4 million from $626.7 million in 2013. The decrease in underwriting income was primarily driven by a $52.2 million decrease in net premiums earned due to a combination of lower gross premiums written during the preceding twelve months and an increase in ceded premiums written principally within our Catastrophe Reinsurance segment, a $19.0 million increase in acquisition expenses principally within our Specialty Reinsurance segment, and a $26.5 million increase in current accident year net claims and claim expenses. The increase in acquisition expenses and current accident year net claims and claim expenses was principally driven by the growth in our Specialty Reinsurance and Lloyd’s segments;

•
Lower Gross Premiums Written - our gross premiums written of $1,550.6 million decreased $54.8 million, or 3.4%, in 2014, compared to 2013, with the decrease principally driven by our Catastrophe segment which experienced a decrease of $186.4 million or 16.6%, partially offset by increases in our Specialty Reinsurance and Lloyd’s segments’ gross premiums written of $87.1 million or 33.6%, and $43.1 million or 19.0%, respectively; and

•
Lower Total Investment Result - our total investment result was $164.9 million in 2014, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to $235.1 million in 2013. The decrease in total investment result was primarily driven by our investment in Essent Group Ltd. (“Essent”), which resulted in $6.7 million of net realized and unrealized gains in 2014, compared to $92.4 million of net unrealized gains in 2013, a decrease of $85.7 million.

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

During the fourth quarter of 2013, we experienced favorable development on prior accident years net claims and claim expenses related to Storm Sandy which had a net positive impact on our consolidated financial statements for 2013, as detailed in the table below.

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

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Year ended December 31,	2014	2013	2012
(in thousands, except percentages)
Catastrophe Reinsurance gross premiums written
Renaissance	$622,934	$729,887	$733,963
DaVinci	311,035	390,492	448,244
Total Catastrophe Reinsurance gross premiums written	$933,969	$1,120,379	$1,182,207
Net premiums written	$541,608	$753,078	$766,035
Net premiums earned	$590,845	$723,705	$781,738
Net claims and claim expenses incurred	1,757	7,908	165,209
Acquisition expenses	43,161	49,161	66,665
Operational expenses	95,851	108,130	103,811
Underwriting income	$450,076	$558,506	$446,053

Net claims and claim expenses incurred – current accident year	$67,268	$109,945	$275,777
Net claims and claim expenses incurred – prior accident years	(65,511)	(102,037)	(110,568)
Net claims and claim expenses incurred – total	$1,757	$7,908	$165,209

Net claims and claim expense ratio – current accident year	11.4%	15.2%	35.3%
Net claims and claim expense ratio – prior accident years	(11.1)%	(14.1)%	(14.2)%
Net claims and claim expense ratio – calendar year	0.3%	1.1%	21.1%
Underwriting expense ratio	23.5%	21.7%	21.8%
Combined ratio	23.8%	22.8%	42.9%

Catastrophe Reinsurance Gross Premiums Written – In 2014, our Catastrophe Reinsurance segment gross premiums written decreased by $186.4 million, or 16.6%, to $934.0 million, compared to $1,120.4 million in 2013, primarily driven by the continued softening of market conditions, including reduced risk-adjusted pricing for the January and June renewals, our underwriting discipline given prevailing terms and conditions, and reduced participation on certain quota share deals. Excluding the impact of $3.9 million and $24.1 million of net negative reinstatement premiums written in 2014 and 2013, respectively, both due to net reductions in net claims and claim expenses and related reinstatement premiums with respect to a number of large loss events, gross premiums written in the Catastrophe Reinsurance segment decreased $206.6 million, or 18.1%. In addition, gross premiums written in our Catastrophe Reinsurance segment in 2014 were impacted by a decrease of $32.7 million in gross premiums written related to one quota share deal and a $27.0 million multi-year transaction that occurred during 2013, and did not reoccur in 2014.
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

Year ended December 31,	2014	2013	2012
(in thousands)
Ceded premiums written - Catastrophe Reinsurance segment	$392,361	$367,301	$416,172

Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment increased $25.1 million to $392.4 million in 2014, compared to $367.3 million in 2013, primarily reflecting additional purchases of retrocessional reinsurance, including coverage specific to U.S. windstorms in the State of Florida, given the softening retrocessional marketplace in 2014, compared to 2013, and $65.5 million of ceded premiums written through Upsilon RFO in 2014, compared to $37.5 million in 2013, partially offset by reduced participation on a ceded reinsurance proportional program driven in part by lower gross premiums written in our Catastrophe Reinsurance segment, as noted above.
Ceded premiums written in our Catastrophe Reinsurance segment decreased $48.9 million to $367.3 million in 2013, compared to $416.2 million in 2012, primarily reflecting the non-renewal of a number of transactions when we constructed our portfolio during the June renewals, thereby retaining more of the attractive risks given the current market conditions, and the non-renewal of Timicuan Reinsurance III Limited which resulted in $37.7 million of ceded premiums written in 2012, partially offset by the inception of new contracts, including the external cession of $37.5 million of premium related to Upsilon RFO during 2013.
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
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $450.1 million in 2014, compared to $558.5 million in 2013, a decrease of $108.4 million. In 2014, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 0.3%, an underwriting expense ratio of 23.5% and a combined ratio of 23.8%, compared to 1.1%, 21.7% and 22.8%, respectively, in 2013.
The $108.4 million decrease in underwriting income in our Catastrophe Reinsurance segment in 2014, compared to 2013, was primarily driven by a $132.9 million decrease in net premiums earned as a result of the decrease in gross premiums written, combined with an increase of $41.2 million in ceded premiums earned as a result of the increase in ceded premiums written.
Our Catastrophe Reinsurance segment experienced a relatively low level of insured catastrophe loss activity in 2014, resulting in current accident year net claims and claim expenses of $67.3 million, compared to $109.9 million in 2013, primarily attributable to a number of relatively small U.S. wind and thunderstorm events.
During 2014, we experienced $65.5 million of favorable development on prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment, compared to $102.0 million in 2013. The favorable development in 2014 was principally comprised of favorable development of $20.1 million, $13.9 million, $9.3 million, $7.6 million, $6.7 million and $6.6 million related to Storm Sandy, the 2011 April and May U.S. Tornadoes, the 2011 Thailand Floods, the 2013 Eastern European Floods, a 2013 U.S. wind and thunderstorm event and the 2008 Hurricanes (Gustav and Ike), respectively, offset by adverse development of $24.7 million related to the 2010 New Zealand Earthquake, each principally the result of changes in estimated ultimate losses for each respective event, with the remainder due to net favorable development on a number of other events.
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

During 2013, we experienced $102.0 million of favorable development on prior accident years net claims and claim expenses within the Catastrophe Reinsurance segment, compared to $110.6 million in 2012, primarily due to $44.5 million, $18.0 million, $16.3 million and $10.9 million of favorable development related to reductions in the expected ultimate net loss for Storm Sandy (as detailed in the table above), the Tohoku Earthquake, the 2008 Hurricanes and the 2011 New Zealand Earthquake, respectively, as reported claims on these events came in lower than expected, and $34.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in lower than expected, resulting in decreases to the ultimate claims for these events through the application of our formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development on the 2010 New Zealand Earthquake, U.S. PSC 70 and Hurricane Isaac of $11.0 million, $8.2 million and $2.6 million, respectively, associated with an increase in reported gross ultimate losses.
See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

During periods in which we experience relatively low levels of property catastrophe loss activity, such as 2014 and 2013, we have the potential to produce a low level of losses and a related increase in underwriting income. As described herein, we believe there is likely to be an increase in the severity, and possibly the frequency, of weather related natural disasters and catastrophes relative to the historical experience over the past 100 years, including the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, changes in expected sea levels and a longer-term trend towards global warming.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios. These profit commissions and fees totaled $86.8 million, $86.0 million and $65.4 million in 2014, 2013 and 2012, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 14.7%, 11.9% and 8.4%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $142.8 million, $145.9 million and $120.0 million in 2014, 2013 and 2012, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Year ended December 31,	2014	2013	2012
(in thousands, except percentages)
Specialty Reinsurance gross premiums written
Renaissance	$344,591	$256,354	$207,387
DaVinci	2,047	3,135	2,500
Total Specialty Reinsurance gross premiums written	$346,638	$259,489	$209,887
Net premiums written	$295,855	$248,562	$201,552
Net premiums earned	$253,537	$214,306	$164,685
Net claims and claim expenses incurred	88,502	67,236	76,813
Acquisition expenses	60,936	41,538	23,826
Operational expenses	43,370	31,780	29,124
Underwriting income	$60,729	$73,752	$34,922

Net claims and claim expenses incurred – current accident year	$144,411	$101,347	$110,959
Net claims and claim expenses incurred – prior accident years	(55,909)	(34,111)	(34,146)
Net claims and claim expenses incurred – total	$88,502	$67,236	$76,813

Net claims and claim expense ratio – current accident year	57.0%	47.3%	67.4%
Net claims and claim expense ratio – prior accident years	(22.1)%	(15.9)%	(20.8)%
Net claims and claim expense ratio – calendar year	34.9%	31.4%	46.6%
Underwriting expense ratio	41.1%	34.2%	32.2%
Combined ratio	76.0%	65.6%	78.8%

Specialty Reinsurance Gross Premiums Written – In 2014, our Specialty Reinsurance segment gross premiums written increased $87.1 million, or 33.6%, to $346.6 million, compared to $259.5 million in 2013, driven primarily by increases in certain financial liability and casualty related lines of business.
In 2013, our Specialty Reinsurance segment gross premiums written increased $49.6 million, or 23.6%, to $259.5 million, compared to $209.9 million in 2012, primarily due to the inception of a number of new contracts which met our risk-adjusted return thresholds, including additional quota share business.
During 2014 and 2013, we experienced growth in a number of our specialty lines of business and will continue to seek to expand our specialty reinsurance operations through this platform, although we cannot assure you that we will do so. Our specialty reinsurance premiums are prone to significant volatility as this business is characterized by a relatively small number of comparably large transactions.
Our Specialty Reinsurance segment gross premiums written in force at December 31, 2014 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $60.7 million in 2014, compared to $73.8 million in 2013. In 2014, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 34.9%, an underwriting expense ratio of 41.1% and a combined ratio of 76.0%, compared to 31.4%, 34.2% and 65.6%, respectively, in 2013.
The $13.0 million decrease in our Specialty Reinsurance segment’s underwriting income during 2014, compared to 2013, was principally driven by a $43.1 million increase in current accident year net claims and claim expenses and a $31.0 million increase in underwriting expenses, partially offset by a $39.2 million increase in net premiums earned due to the increase in gross premiums written, as noted above. The $43.1 million increase in current accident year net claims and claim expenses is principally driven by attritional losses arising from the increase in net premiums earned during 2014, compared to 2013, combined with a number of large losses. The $31.0 million increase in underwriting expenses is primarily driven by the increase in net premiums earned, combined with the relative increase in the percentage of quota share reinsurance, compared to excess of loss reinsurance, as a percentage of gross premiums written within the Specialty Reinsurance segment, as quota share reinsurance typically carries a higher acquisition expense ratio, compared to excess of loss reinsurance. In addition, operational expenses in our Specialty Reinsurance segment have increased to support the growth in this segment.
The favorable development of $55.9 million in 2014 was primarily driven by reported claims coming in lower than expected on prior accident years events, as a result of the application of our formulaic actuarial reserving methodology and a $10.5 million reduction in estimated ultimate losses with respect to potential exposure to LIBOR related claims from prior accident years.
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

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Year ended December 31,	2014	2013	2012
(in thousands, except percentages)
Lloyd’s gross premiums written
Specialty	$214,290	$188,663	$123,099
Catastrophe	55,366	37,869	36,888
Total Lloyd’s gross premiums written	$269,656	$226,532	$159,987
Net premiums written	$230,429	$201,697	$135,131
Net premiums earned	$217,666	$176,029	$122,968
Net claims and claim expenses incurred	113,825	95,693	80,242
Acquisition expenses	46,927	34,823	22,864
Operational expenses	51,115	50,540	45,680
Underwriting income (loss)	$5,799	$(5,027)	$(25,818)

Net claims and claim expenses incurred – current accident year	$130,066	$103,949	$96,444
Net claims and claim expenses incurred – prior accident years	(16,241)	(8,256)	(16,202)
Net claims and claim expenses incurred – total	$113,825	$95,693	$80,242

Net claims and claim expense ratio – current accident year	59.8%	59.1%	78.4%
Net claims and claim expense ratio – prior accident years	(7.5)%	(4.7)%	(13.1)%
Net claims and claim expense ratio – calendar year	52.3%	54.4%	65.3%
Underwriting expense ratio	45.0%	48.5%	55.7%
Combined ratio	97.3%	102.9%	121.0%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $43.1 million, or 19.0%, to $269.7 million in 2014, compared to $226.5 million in 2013, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, principally in its property and casualty lines of business, notwithstanding challenging market conditions.
Gross premiums written in our Lloyd’s segment increased by $66.5 million, or 41.6%, to $226.5 million in 2013, compared to $160.0 million in 2012, primarily due to Syndicate 1458 continuing to organically grow its specialty book of business across several of its lines of business.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $5.8 million and a combined ratio of 97.3% in 2014, compared to an underwriting loss of $5.0 million and a combined ratio of 102.9% in 2013. Impacting the underwriting result of our Lloyd’s segment is a $41.6 million increase in net premiums earned principally driven by the increase in gross premiums written, noted above, partially offset by a $26.1 million increase in current accident year net claims and claim expenses, and a $12.7 million increase in underwriting expenses, each as discussed below.
Our Lloyd’s segment experienced current accident year net claims and claim expenses of $130.1 million and a current accident year net claims and claim expense ratio of 59.8% in 2014, compared to $103.9 million and 59.1% in 2013, respectively, with the $26.1 million increase in current accident year net claims and claim expenses principally due to attritional loss activity driven by the increase in net premiums earned noted above.

Our Lloyd’s segment incurred underwriting expenses of $98.0 million and an underwriting expense ratio of 45.0% in 2014, compared to $85.4 million and 48.5% in 2013, respectively, with the $12.7 million increase in underwriting expenses primarily driven by increased acquisition expenses as a result of the increased proportion of quota share and delegated authority business written, which generally carry higher acquisition expenses, compared to non-proportional business. Operating expenses of $51.1 million in 2014 were relatively flat compared to $50.5 million in 2013.
The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $16.2 million during 2014 was principally due to reported claims activity coming in lower than expected on prior accident years events and 2014 was also impacted by a $4.1 million reduction in the estimated ultimate loss related to Storm Sandy.
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
The favorable development of prior accident year net claims and claim expenses within our Lloyd’s segment of $8.3 million during 2013 was principally due to reported claims activity coming in lower than expected on prior accident years events.
See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
Other Underwriting Income (Loss)

Year ended December 31,	2014	2013	2012
(in thousands)
Underwriting income (loss)	$12,750	$(498)	$(3,706)

Included in our Other category are primarily the underwriting results related to the remnants of our Bermuda-based insurance operations.
Included in our Other category was underwriting income of $12.8 million in 2014, primarily due to the release of $6.7 million of profit commissions as a result of the commutation of several quota share agreements and a reduction in the estimated ultimate losses on a proportional property contract of $6.1 million, each related to our former Insurance segment.
Included in our Other category was an underwriting loss of $0.5 million in 2013, primarily due to $0.5 million of net adverse development on prior accident years net claims and claim expenses.

Included in our Other category was an underwriting loss of $3.7 million in 2012, primarily due to our entering into a loss portfolio transfer in respect of our contractor’s liability book of business within RenaissanceRe Specialty Risks, whereby we transfered net liabilities of $29.1 million, resulting in a loss of $7.4 million which was recorded as prior accident years net claims and claims expenses, partially offset by favorable development related to the application of our formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves.
Net Investment Income

Year ended December 31,	2014	2013	2012
(in thousands)
Fixed maturity investments	$100,855	$95,907	$103,330
Short term investments	944	1,698	1,007
Equity investments trading	3,450	2,295	1,086
Other investments
Hedge funds and private equity investments	18,867	45,810	36,635
Other	11,144	73,692	35,196
Cash and cash equivalents	395	191	277
	135,655	219,593	177,531
Investment expenses	(11,339)	(11,565)	(11,806)
Net investment income	$124,316	$208,028	$165,725

Net investment income was $124.3 million in 2014, compared to $208.0 million in 2013, a decrease of $83.7 million, principally due to lower returns in our portfolio of private equity investments, driven by weaker returns in the public equity markets, and due to unrealized gains of $56.9 million included in net investment income in 2013 related to our investment in Essent, as discussed in detail below.
At June 30, 2014, we had a corporate fixed maturity investment of $30.2 million in the convertible preferred equity of Trupanion, for which we measured the fair value using Level 3 inputs. On July 18, 2014, Trupanion common stock began publicly trading on the NYSE. Effective immediately prior to the closing of the IPO of Trupanion, our investment in the convertible preferred equity of Trupanion was converted into 2.5 million common shares of Trupanion. Trupanion common shares began publicly trading on the NYSE on July 18, 2014 at a share price of $10.00, resulting in a fair value of $24.6 million. Following the IPO, we transferred our investment in Trupanion from corporate fixed maturity investments to our portfolio of equity investments trading on our consolidated balance sheet and any realized and unrealized gains or losses related to Trupanion from the IPO price are included in net realized and unrealized gains (losses) on investments on our consolidated statements of operations. Included in equity investments trading at December 31, 2014 is $17.1 million related to our investment in Trupanion.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $1.4 million in 2014, compared to unrealized gains of $75.8 million in 2013.
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
At September 30, 2013, we had an investment of $48.0 million in the common shares of Essent, a then private company, which we recorded in other investments on our consolidated balance sheet with fair value adjustments recorded in net investment income on our consolidated statements of operations. On October 31, 2013, Essent’s common shares began publicly trading on the NYSE and at that time, we reclassified our investment in Essent as equity investments trading on our consolidated balance sheet and subsequently recognized any realized and unrealized gains or losses related to our investment in Essent following the initial public offering price in net realized and unrealized gains on investments in our consolidated statements of operations in the period in which they occur.  During the period from January 1, 2013 through October 30, 2013, we recorded $56.9 million of net investment income related to the estimated increase in the fair value of our investment in Essent. From October 31, 2013 through December 31, 2013, we recorded $35.5 million of unrealized gains in net realized and unrealized gains on investments in our consolidated statements of operations in respect of our investment in Essent. At December 31, 2014, the fair value of our investment in Essent was $120.0 million (2013 - $121.1 million) and we recorded $6.7 million of net realized and unrealized gains in 2014, related to our investment in Essent, compared to $92.4 million of net unrealized gains in 2013.
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
Our equity investments trading are carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains on investments, in our consolidated statements of operations and generated $3.5 million of net investment income in 2014, compared to $2.3 million in 2013 and $1.1 million in 2012.
Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments

Year ended December 31,	2014	2013	2012
(in thousands)
Gross realized gains	$45,568	$72,492	$97,787
Gross realized losses	(14,868)	(50,206)	(16,705)
Net realized gains on fixed maturity investments	30,700	22,286	81,082
Net unrealized (losses) gains on fixed maturity investments trading	19,680	(87,827)	75,279
Net realized and unrealized gains (losses) on investments-related derivatives	(30,931)	31,058	(866)
Net realized gains on equity investments trading	10,908	26,650	—
Net unrealized gains on equity investments trading	11,076	42,909	7,626
Net realized and unrealized gains on investments	$41,433	$35,076	$163,121
Total other-than-temporary impairments	—	—	(395)
Portion recognized in other comprehensive income, before taxes	—	—	52
Net other-than-temporary impairments	$—	$—	$(343)

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

Net realized and unrealized gains on investments were $41.4 million in 2014, compared to gains of $35.1 million in 2013, an improvement of $6.4 million. Included in net realized and unrealized gains on investments are the following components:

•
net unrealized gains on our fixed maturity investments trading improved $107.5 million, to $19.7 million in 2014, from net unrealized losses of $87.8 million in 2013, and was positively impacted by a reshaping of the yield curve which experienced decreasing rates in longer dated maturities, as compared to short and intermediate term maturities during 2014, compared to the significant steepening of the yield curve that occurred in 2013. This was partially offset by a decrease of $62.0 million in net realized and unrealized losses on investments-related derivatives, to a loss of $30.9 million in 2014, from a gain of $31.1 million in 2013, which was conversely impacted by the factors noted above in 2014, compared to 2013; and

•
a decrease in net unrealized gains on equity investments trading of $31.8 million, and a decrease in net realized gains on equity investments trading of $15.7 million in 2014, compared to 2013, principally driven by weaker returns in the public equity markets during 2014, compared to 2013. Also impacting net unrealized and realized gains on investments was our investment in Essent, which resulted in net realized and unrealized gains of $6.7 million during 2014, compared to $35.5 million of unrealized gains during 2013.

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
Equity in Earnings of Other Ventures

Year ended December 31,	2014	2013	2012
(in thousands)
Tower Hill Companies	$18,376	$10,270	$4,965
Top Layer Re	10,411	13,836	20,792
Other	(2,712)	(912)	(2,519)
Total equity in earnings of other ventures	$26,075	$23,194	$23,238

Equity in earnings of other ventures primarily represents our pro rata share of the net income from our investments in Top Layer Re and the Tower Hill Companies, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $26.1 million in 2014, compared to $23.2 million in 2013, with the increase principally driven by improved earnings in the Tower Hill Companies primarily as a result of stronger underwriting results, and partially offset by decreased earnings in Top Layer Re primarily driven by weaker underwriting results as a result of lower renewal rates during January 2014 for the high-layer business entered into by Top Layer Re.
Our equity in earnings of other ventures of $23.2 million in 2013 was relatively flat when compared to 2012.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.

Other Loss

Year ended December 31,	2014	2013	2012
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$1,321	$(2,517)	$(4,648)
Other	(1,744)	158	2,528
Total other loss	$(423)	$(2,359)	$(2,120)

In 2014, we incurred an other loss of $0.4 million, compared to $2.4 million in 2013. The reduction in other loss is principally the result of the increase in fair value of our assumed and ceded reinsurance contracts accounted for as derivatives.
In 2013, we incurred an other loss of $2.4 million, compared to an other loss of $2.1 million in 2012. The $0.2 million deterioration in other loss is the result of a reduction in other income from miscellaneous other items, partially offset by a loss on the fair value of assumed and ceded reinsurance contracts accounted for as deposits.
Corporate Expenses

Year ended December 31,	2014	2013	2012
(in thousands)
Total corporate expenses	$22,987	$33,622	$16,456

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $10.6 million to $23.0 million in 2014, compared to $33.6 million in 2013, primarily due to costs associated with senior management transitions in 2013 that did not reoccur, partially offset by $6.7 million of expenses incurred during the fourth quarter of 2014 related to the proposed Merger with Platinum announced on November 24, 2014.
Corporate expenses were $33.6 million in 2013, compared to $16.5 million in 2012, with the increase primarily driven by the senior management transition changes announced during the second quarter of 2013 which totaled $16.8 million.
Interest Expense and Preferred Share Dividends

Year ended December 31,	2014	2013	2012
(in thousands)
Interest expense
$250 million 5.75% Senior Notes	$14,375	$14,375	$14,375
$100 million 5.875% Senior Notes	—	—	5,875
Other	2,789	3,554	2,847
Total interest expense	17,164	17,929	23,097
Preferred share dividends
$125 million 6.08% Series C Preference Shares (1)	7,600	11,317	15,200
$150 million 6.60% Series D Preference Shares (1)	—	13,631	19,698
$275 million 5.375% Series E Preference Shares (1)	14,781	8,786	—
Total preferred share dividends	22,381	24,948	34,895
Total interest expense and preferred share dividends	$39,545	$42,877	$57,992

(1)
During May 2013, we raised $275.0 million through the issuance of 11 million Series E Preference Shares, and subsequently redeemed the remaining 6 million Series D Preference Shares for $150.0 million and 5 million Series C Preference Shares for $125.0 million, or a total of $275.0 million. See “Capital Resources” for additional information.

Interest expense was was relatively flat at $17.2 million in 2014, compared to $17.9 million in 2013. Our preferred share dividends in 2014 were $22.4 million, compared to $24.9 million in 2013, with the $2.6 million decrease driven by our outstanding 5.375% Series E Preference Shares having a lower coupon rate than the coupon rate on the previously outstanding $150.0 million of 6.60% Series D Preference Shares and $125.0 million of 6.08% Series C Preference Shares, which we redeemed in May 2013.
Interest expense was $17.9 million in 2013, compared to $23.1 million in 2012, with the decrease driven by the repayment of our 5.875% Senior Notes upon their scheduled maturity of February 15, 2013 using available cash and investments. In addition, our preferred share dividends in 2013 were $24.9 million, compared to $34.9 million in 2012, with the $9.9 million decrease driven by the redemption of our remaining 6 million Series D Preference Shares and 5 million Series C Preference Shares upon the issuance of our Series E Preference Shares in May 2013. With the redemption of our remaining outstanding Series D Preference Shares and 5 million Series C Preference Shares as noted in the table above, and in the absence of issuing new preference shares, we expect our future preference share dividends to decrease in 2014 as a result of the lower coupon rate on the Series E Preference Shares, relative to the Series C and Series D Preference Shares.
Income Tax Expense

Year ended December 31,	2014	2013	2012
(in thousands)
Income tax expense	$(608)	$(1,692)	$(1,413)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal. During 2014, we incurred an income tax expense of $0.6 million, compared to income tax expense of $1.7 million and $1.4 million, in 2013 and 2012, respectively.
At December 31, 2014, our U.S. tax-paying subsidiaries had a net deferred tax asset of $48.5 million, for which a full valuation allowance has been provided, as we determined that it was more likely than not that we would not be able to recover our U.S. net deferred tax asset at December 31, 2014. Our Ireland, U.K. and Singapore operations have produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover our net deferred tax assets from these jurisdictions. Our valuation allowance totaled $61.7 million and $56.1 million at December 31, 2014 and 2013, respectively.
Our effective income tax rate, which we calculate as income tax expense divided by income before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax income can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions.  In addition, a significant portion of our gross and net premiums are currently written and earned in Bermuda, which does not have a corporate income tax, including the majority of our catastrophe business, which can result in significant volatility to our pre-tax income (loss) in any given period. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand, including in connection with the potential acquisition of Platinum. In addition, it is possible that we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.
The preponderance of our revenue and pre-tax income is generated by our domestic operations (i.e., Bermuda) in the form of underwriting income and net investment income, when compared to our foreign operations. The geographic distribution of pre-tax income can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income and net realized and unrealized gains (losses) on investments; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions.

Pre-tax income for our domestic operations (i.e., Bermuda) was higher compared to our foreign operations for the years ended December 31, 2014, 2013 and 2012 primarily as a result of the more volatile catastrophe business underwritten in our Bermuda operations during these periods being relatively free of catastrophe losses and thus generating higher levels of net underwriting income than our foreign operations, which underwrite primarily less volatile business and as a result produce lower levels of net underwriting income in benign loss years.
Net Income Attributable to Noncontrolling Interests

Year ended December 31,	2014	2013	2012
(in thousands)
Net income attributable to noncontrolling interests	$(153,538)	$(151,144)	$(148,040)

Our net income attributable to noncontrolling interests was $153.5 million in 2014, compared to $151.1 million in 2013. The $2.4 million increase in net income attributable to noncontrolling interests is principally due to a decrease in our ownership in DaVinciRe to 23.4% at December 31, 2014, compared to 27.3% at December 31, 2013, resulting in an increase in the net income attributable to noncontrolling interests, partially offset by a decrease in the profitability of DaVinciRe.
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
We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
Income (Loss) from Discontinued Operations

Year ended December 31,	2014	2013	2012
(in thousands)
REAL	$—	$2,422	$(18,763)
U.S.-based insurance operations	—	—	2,287
Income (loss) from discontinued operations	$—	$2,422	$(16,476)

Income (loss) from discontinued operations includes the financial results of REAL and substantially all of our former U.S.-based insurance operations.
Income from discontinued operations was $Nil in 2014, compared to $2.4 million in 2013. Included in income from discontinued operations of $2.4 million in 2013 is primarily net trading income related to REAL, which was sold on October 1, 2013.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority (“BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At December 31, 2014, the statutory capital and surplus of our Bermuda insurance subsidiaries was $3.4 billion (2013 - $3.2 billion) and the minimum amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $479.3 million (2013 - $562.1 million). During 2014, Renaissance Reinsurance, DaVinciRe and the operating subsidiaries of RenRe Insurance Holdings Ltd. returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received, of $399.1 million, $73.7 million and $Nil, respectively (2013 - $506.9 million, $97.2 million and $Nil, respectively).
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain capital at a level equal to an enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a risk-based capital model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the Minimum Solvency Margin otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2014 BSCR for Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. must be filed with the BMA on or before April 30, 2015; at this time, we believe each company will exceed its respective target level of required capital.
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority, under the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At December 31, 2014, the FAL requirement set by Lloyd’s for Syndicate 1458 is £239.8 million based on its business plan, approved in November 2014 (2013 - £241.7 million based on its business plan, approved in November 2013). Actual FAL posted for Syndicate 1458 at December 31, 2014 by RenaissanceRe CCL is $300.0 million and £70.0 million supported 100% by letters of credit (2013 - £281.0 million and £60.0 million).
The Singapore Branches have each received a license to carry on insurance business as a general reinsurer.  The activities of the Singapore Branches are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, the Singapore Branches are regulated by the ACRA as a foreign company pursuant to Singapore’s Companies Act.  Prior to the establishment of the Singapore Branches, Renaissance Reinsurance and DaVinci had maintained a representative office in Singapore. The activities and regulatory requirements of the Singapore Branches are not considered to be material to the Company. Renaissance Services of Asia Pte. Ltd., our Singapore-based service company, is registered with the ACRA and subject to Singapore’s Companies Act.
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
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to holders of its common shareholders as well as common share repurchases from time to time; (2) preference share related transactions including dividend payments to its preference shareholders as well as preference share redemptions from time to time; (3) interest and principal payments on debt; (4) capital investments in its subsidiaries; (5) acquisition of new or existing companies and businesses, such as our Merger with Platinum; and (6) certain corporate and operating expenses.
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
Cash Flows

Year ended December 31,	2014	2013	2012
(in thousands)
Net cash provided by operating activities	$660,657	$795,721	$716,929
Net cash provided by (used in) investing activities	141,653	(315,515)	(71,677)
Net cash used in financing activities	(694,678)	(398,955)	(538,570)
Effect of exchange rate changes on foreign currency cash	9,920	1,423	1,692
Net increase in cash and cash equivalents	117,552	82,674	108,374
Net decrease in cash and cash equivalents of discontinued operations	—	21,213	13,946
Cash and cash equivalents, beginning of period	408,032	304,145	181,825
Cash and cash equivalents, end of period	$525,584	$408,032	$304,145

During 2014, our cash and cash equivalents increased $117.6 million, to $525.6 million at December 31, 2014, compared to $408.0 million at December 31, 2013.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2014 were $660.7 million, compared to $795.7 million during 2013. Cash flows provided by operating activities during 2014 were primarily the result of certain adjustments to reconcile our net income of $686.3 million to net cash provided by operating activities, including:

•	a $161.6 million increase in reinsurance balances payable due to the increase and timing of our premiums ceded;

•	an increase in unearned premiums of $34.5 million due to the timing of our gross premiums written;

•
a decrease in premiums receivable of $34.1 million due to the decrease in gross premiums written and a decrease in reinsurance balances recoverable of $34.3 million driven principally by cash receipts of certain recoverables;

•	a decrease in net claims and claim expenses of $151.2 million as a result of $379.8 million in paid claims offset by $228.6 million of net incurred claims and claim expenses;

•	an increase of $28.7 million in our prepaid reinsurance premiums due to the increase and timing of our gross premiums ceded; and

•
an increase in deferred acquisition costs of $28.4 million, due to the relative increase in the percentage of quota share reinsurance, compared to excess of loss reinsurance, as a percentage of total gross premiums written within the Specialty Reinsurance segment, as quota share reinsurance typically carries a higher acquisition expense ratio, compared to excess of loss reinsurance.

Cash flows provided by investing activities. During 2014, our cash flows provided by investing activities were $141.7 million, principally reflecting our net sales of other investments, net sales and maturities of fixed maturity investments and net sales of short term investments of $59.1 million, $50.5 million and $45.0 million, respectively.
Cash flows used in financing activities. Our cash flows used in financing activities in 2014 were $694.7 million, and were principally the result of the settlement of $514.7 million of common share repurchases; net outflows of $111.7 million related to net capital changes to third party shareholders in DaVinciRe and Medici; and $45.9 million and $22.4 million of dividends paid on our common and preference shares, respectively.
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

Capital Resources
Our total capital resources are as follows:

At December 31,	2014	2013	Change
(in thousands)
Common shareholders’ equity	$3,465,715	$3,504,384	$(38,669)
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	3,865,715	3,904,384	(38,669)
5.75% Senior Notes due 2020	249,522	249,430	92
RenaissanceRe revolving credit facility – borrowed	—	—	—
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total capital resources	$4,365,237	$4,403,814	$(38,577)

During 2014, our capital resources decreased by $38.6 million, to $4.4 billion, principally due to a decrease in common shareholders’ equity as a result of $514.2 million of common share repurchases as discussed in more detail in “Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities, Issuer Repurchases of Equity Securities” and $45.9 million and $22.4 million of dividends on our common and preference shares, respectively, partially offset by our comprehensive income attributable to RenaissanceRe of $532.0 million.
Preference Shares
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share; and in May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares at $25 per share. On June 27, 2013, 5 million of the outstanding Series C Preference Shares were redeemed for $125.0 million plus accrued and unpaid dividends thereon, leaving 5 million Series C Preference Shares outstanding. The partial redemption was allocated by random lottery in accordance with the Depository Trust Company’s rules and procedures.
At RenaissanceRe’s option, the outstanding Series C Preference Shares may currently be redeemed and the Series E Preference Shares may be redeemed on or after June 1, 2018, in each case, at $25 per share plus certain dividends. Dividends on the Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% per annum, when, if, and as declared by the Board of Directors. Dividends on the Series E Preference Shares are payable from the date of original issuance on a non-cumulative basis, only when, as and if declared by the Board of Directors, quarterly in arrears at 5.375% per annum. Unless certain dividend payments are made on the preference shares, RenaissanceRe will be restricted from paying any dividends on its common shares. The preference shares have no stated maturity and are not convertible into any other securities of RenaissanceRe. Generally, the preference shares have no voting rights. Whenever dividends payable on the preference shares are in arrears (whether or not such dividends have been earned or declared) in an amount equivalent to dividends for six full dividend periods (whether or not consecutive), the holders of the preference shares, voting as a single class regardless of class or series, will have the right to elect two directors to the Board of Directors of RenaissanceRe.
5.75% Senior Notes due 2020
On March 17, 2010, RRNAH issued $250.0 million of its 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity, subject to the payment of a “make-whole” premium. The Notes were issued pursuant to an Indenture, dated as of March 17, 2010, by and among RenaissanceRe, RRNAH, and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of March 17, 2010.

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
Standby Letter of Credit Facility
Effective as of December 23, 2014, RenaissanceRe and certain of its affiliates, Renaissance Reinsurance, RenaissanceRe Specialty Risks and DaVinci (such affiliates, collectively, the “Applicants”), entered into a Standby Letter of Credit Agreement (the “Standby Letter of Credit Agreement”) with Wells Fargo. The Standby Letter of Credit Agreement provides for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the Applicants. RenaissanceRe has unconditionally guaranteed the payment obligations of Renaissance Reinsurance and RenaissanceRe Specialty Risks under the Standby Letter of Credit Agreement and all other related credit documents.
The Standby Letter of Credit Agreement replaced the Fourth Amended and Restated Reimbursement Agreement, dated as of May 17, 2012 (the “Terminated Facility”), which was terminated concurrently with the effectiveness of the Standby Letter of Credit Agreement. As of the effective date of the Standby Letter of Credit Agreement, all letters of credit that had been issued under the Terminated Facility and remained outstanding as of such date were transferred to, and became governed by the terms and conditions of, the Standby Letter of Credit Agreement.
In the Standby Letter of Credit Agreement, each of RenaissanceRe and the Applicants makes, as to itself, certain representations and warranties and severally agrees to comply with certain covenants, in each case, that are customary for facilities of this type. Under the Standby Letter of Credit Agreement, each Applicant is severally required to pledge to Wells Fargo eligible collateral having a value, as determined as therein provided, that equals or exceeds at all times the aggregate stated amount of the outstanding letters of credit issued for its account plus all such Applicant’s payment and reimbursement obligations in respect of such letters of credit and under the Standby Letter of Credit Agreement. In the case of an event of default under the Standby Letter of Credit Agreement, Wells Fargo may exercise certain remedies, including conversion of collateral of a defaulting Applicant into cash.
At December 31, 2014, the Applicants had $83.6 million of letters of credit with effective dates on or before December 31, 2014 outstanding under the Standby Letters of Credit Agreement.
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective October 1, 2013, each of ROE and RenaissanceRe Specialty U.S. became parties to the existing Bilateral Facility provided pursuant to the facility letter, dated September 17, 2010 and amended July 14, 2011 (as so amended, the “Facility Letter”), among Citibank Europe plc (“CEP”) and the then existing participants: Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (collectively, with ROE and RenaissanceRe Specialty U.S., the “Bilateral Facility Participants”).
The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants (inclusive of ROE and RenaissanceRe Specialty U.S.) and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million, subject to a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. The Bilateral Facility was to expire on December 31, 2014; however, effective December 23, 2014, the Bilateral Facility was extended to December 31, 2015. The Bilateral Facility is evidenced by the Facility Letter and five separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At December 31, 2014, $123.2 million was outstanding and $176.8 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Under the Bilateral Facility, each of the Bilateral Facility Participants is severally obligated to pledge to CEP at all times during the term of the Bilateral Facility certain securities with a value (as determined as therein provided) that equals or exceeds the aggregate amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies with respect to such Bilateral Facility Participant, including terminating its commitment to such Bilateral Facility Participant under the Bilateral Facility and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each Bilateral Facility Participant makes, as to itself, representations and warranties that are customary for facilities of this type and severally agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
Funds at Lloyd’s Letter of Credit Facilities
Effective November 24, 2014, Renaissance Reinsurance and CEP entered into a Second Amended and Restated Pledge Agreement (the “Renaissance Reinsurance Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Agreement, dated as of April 29, 2009 (the “Renaissance Reinsurance Master Agreement”), which provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. At December 31, 2014, letters of credit issued by CEP under the Renaissance Reinsurance Master Reimbursement Agreement were outstanding in the amount of $300.0 million and £70.0 million, respectively. Pursuant to the Renaissance Reinsurance Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Renaissance Reinsurance Master Agreement certain qualifying securities with a value (as determined as therein provided) that equals or exceeds the aggregate amount of the then-outstanding letters of credit issued under the Renaissance Reinsurance Master Agreement.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into the Master Agreement (the “Specialty Risks Master Agreement” and, together with the Renaissance Reinsurance Master Agreement, the “Master Agreements”) which provides for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit which are used to support business written by Syndicate 1458 and a related Pledge Agreement (the “Specialty Risks Pledge Agreement” and, together with the Renaissance Reinsurance Pledge Agreement, the “Pledge Agreements”). At December

31, 2014, letters of credit issued by CEP under the Specialty Risks Master Agreement were outstanding in the amount of $9.1 million. Pursuant to the Specialty Risks Pledge Agreement, RenaissanceRe Specialty Risks has agreed to pledge to CEP at all times during the term of the Specialty Risks Master Agreement certain qualifying securities with a value (as determined as therein provided) equal to the aggregate amount of the then-outstanding letters of credit issued under the Specialty Risks Master Agreement.
Each of the Master Agreements and the Pledge Agreements contains representations, warranties and covenants that are customary for facilities of this type.
Letters of Credit
At December 31, 2014, we had total letters of credit outstanding under all facilities of $624.9 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports our Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
DaVinciRe Loan Agreement
On March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three-month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40:1 and a net worth of no less than $500.0 million. At December 31, 2014, $100.0 million remained outstanding under the Loan Agreement. No additional amounts may be borrowed by DaVinciRe under the Loan Agreement.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of December 31, 2014, Renaissance Reinsurance and DaVinci are approved in 52 and 51 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at December 31, 2014 with respect to the MBRTs totaled $508.6 million and $173.7 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $409.9 million and $105.7 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an
“eligible reinsurer” in the State of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RTCs were established in New York, they are subject to the rules and regulations of the State of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2014 with respect to the RCTs totaled $43.2 million and $18.8 million for Renaissance

Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $17.5 million and $10.3 million, respectively.
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
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including RenaissanceRe, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $60.0 million holdback. RenaissanceRe’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.5%, effective January 1, 2014. During February 2014, DaVinciRe paid $30.0 million of the $60.0 million holdback. There were no additional payments of the holdback during the second and third quarters of 2014.
Effective July 1, 2014, RenaissanceRe sold a portion of its shares of DaVinciRe to an existing third party shareholder. RenaissanceRe sold these shares for $38.9 million. RenaissanceRe’s noncontrolling economic ownership in DaVinciRe was 26.5% at June 30, 2014 and subsequent to the above transaction, our noncontrolling economic ownership interest in DaVinciRe decreased to 23.4% effective July 1, 2014.
During January 2015, DaVinciRe redeemed a portion of its outstanding shares from certain existing DaVinciRe shareholders, including RenaissanceRe. The net redemption as a result of these transactions was $225.0 million. In connection with the redemption, DaVinciRe retained a $45.0 million holdback. RenaissanceRe’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.3%, effective January 1, 2015. We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
Impact of Platinum Acquisition on Liquidity and Capital Resources
On November 24, 2014, we announced that RenaissanceRe and Platinum entered into a definitive Merger Agreement under which RenaissanceRe will acquire Platinum. The transaction is expected to close on March 2, 2015. Platinum has scheduled a special meeting of shareholders to consider and vote upon the proposed acquisition and related matters on February 27, 2015. There can be no assurance that the Merger will occur. See “Part I, Item 1. Overview” for additional information.
The aggregate consideration for the transaction is expected to be approximately $1.9 billion, comprised of the Special Dividend, the issuance of 7.5 million RenaissanceRe Common Shares, and cash consideration. We anticipate funding the cash consideration to be paid by RenaissanceRe from available cash resources, the liquidation of certain of our fixed maturity investments trading, and short term alternative financing. Following the closing of the Merger, if such closing occurs, we intend to issue $300.0 million in debt to replace the short term alternative financing used to fund part of the cash consideration to be paid by RenaissanceRe. However, there can be no assurance that we will be able to secure adequate sources of financing on favorable terms.
We incurred $6.7 million of corporate expenses associated with the Merger in 2014 and are contractually obligated to pay an investment bank $10.0 million upon closing of the Merger. We expect to incur additional costs and expenses associated with the Merger in 2015. These additional one-time costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.
Following the close of the transaction and execution of the actions noted above, we anticipate the combined company, and its operating subsidiaries to have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. In turn, we anticipate RenaissanceRe will have adequate capital resources, or the access to capital resources, as discussed in “Capital Resources” above, to meet its obligations, including but not limited to dividend payments to its common and preferred shareholders, interest payments on its senior notes and other liabilities as they come due.
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
Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the ERM rating of RenaissanceRe as of February 18, 2015.

	A.M. Best	S&P	Moody’s	Fitch

Renaissance Reinsurance (1)	A+	AA-	A1	A+
DaVinci (1)	A	AA-	A3	—
RenaissanceRe Specialty Risks (1)	A	A+	—	—
RenaissanceRe Specialty U.S. (1)	A	—	—	—
ROE (1)	A+	AA-	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	—	Very Strong	—	—

(1)	The A.M. Best, S&P, Moody's and Fitch ratings for these companies reflect the insurer's financial strength rating and in addition, the S&P ratings also reflect the insurer's issuer credit rating.

(2)	The A.M. Best, S&P and Fitch ratings for the Lloyd’s Overall Market Rating represent its financial strength rating.

(3)	The S&P rating for RenaissanceRe represents rating on its Enterprise Risk Management practices.
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
On November 25, 2014, following our announcement that RenaissanceRe and Platinum entered into the Merger Agreement under which RenaissanceRe will acquire Platinum, A.M. Best affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries. However, A.M. Best placed the ratings under review, with negative implications. The under review status will be removed once the Merger with Platinum is closed, expected to be on March 2, 2015, and A.M. Best completes its analysis.
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
On June 12, 2013, A.M. Best affirmed the FSR of “A+” (Superior) of Top Layer Re.
S&P.  The “AA” range (“AA+”, “AA”, “AA-”), which has been assigned by S&P to Renaissance Reinsurance, DaVinci, ROE and Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurers have very strong financial security characteristics, differing only slightly from those rated higher. S&P assigns an issuer credit rating to an entity which is an opinion on the creditworthiness of the obligor with respect to a specific financial obligation.
On November 24, 2014, following our announcement that RenaissanceRe and Platinum entered into the Merger Agreement under which RenaissanceRe will acquire Platinum, S&P affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries. The outlook is stable for these ratings.
On August 13, 2013, S&P upgraded the ICR and FSR on RenaissanceRe Specialty Risks to “A+” from “A”.
On May 23, 2013, S&P affirmed its ICR of “A” on RenaissanceRe and its “A” senior debt rating on our senior unsecured notes. In addition, S&P affirmed its “AA-” ICR and FSR on Renaissance Reinsurance and ROE and upgraded its “A+” ICR and FSR to “AA-” on DaVinci.
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
On November 25, 2014, following our announcement that RenaissanceRe and Platinum entered into the Merger Agreement under which RenaissanceRe will acquire Platinum, Moody’s affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries. However, Moody’s changed its outlook to negative, from stable. The negative outlook reflects Moody’s opinion of the uncertain benefits and higher financial leverage of the combined entity. Following the close of the Merger with Platinum, expected to be on March 2, 2015, Moody’s will further evaluate its negative outlook.
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
On November 25, 2014, following our announcement that RenaissanceRe and Platinum entered into the Merger Agreement under which RenaissanceRe will acquire Platinum, Fitch affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries. The outlook is stable for these ratings.
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
While the ratings of our principal operating subsidiaries and joint ventures remain among the highest in our business, adverse ratings actions could have a negative effect on our ability to fully realize current or future market opportunities. In addition, it is common for our reinsurance contracts to contain provisions permitting our customers to cancel coverage pro rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation. Our ratings are subject to periodic review and may be revised or revoked by the agencies which issue them.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At December 31, 2014	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

At December 31, 2013
(in thousands)
Catastrophe Reinsurance	$430,166	$177,518	$173,303	$780,987
Specialty Reinsurance	113,188	81,251	311,829	506,268
Lloyd’s	45,355	14,265	158,747	218,367
Other	14,915	2,324	40,869	58,108
Total	$603,624	$275,358	$684,748	$1,563,730

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors.

Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. Because of the inherent uncertainties discussed below, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior accident years net claims and claim expenses in the last several years. However, there is no assurance that this will occur in future periods. During 2014, changes to prior year estimated claims reserves increased our net income by $143.8 million (2013 - $144.0 million, 2012 - $158.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
Our reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for our ultimate settlement and administration costs for claims and claim expenses. We do not calculate a range of estimates. We use this point estimate, along with paid claims and case reserves, to record our best estimate of additional case reserves and IBNR in our consolidated financial statements. Under GAAP, we are not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.
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
Our estimates of losses from large events are based on factors including currently available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.

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
Investments
The table below shows our invested assets:

At December 31,	2014		2013
(in thousands, except percentages)
U.S. treasuries	$1,671,471	24.8%	$1,352,413	19.8%
Agencies	96,208	1.4%	186,050	2.7%
Non-U.S. government (Sovereign debt)	280,651	4.2%	334,580	4.9%
Non-U.S. government-backed corporate	146,467	2.2%	237,479	3.5%
Corporate	1,610,442	23.9%	1,803,415	26.4%
Agency mortgage-backed	316,620	4.7%	341,908	5.0%
Non-agency mortgage-backed	253,050	3.7%	257,938	3.8%
Commercial mortgage-backed	381,051	5.7%	314,236	4.6%
Asset-backed	27,610	0.4%	15,258	0.2%
Total fixed maturity investments, at fair value	4,783,570	71.0%	4,843,277	70.9%
Short term investments, at fair value	1,013,222	15.0%	1,044,779	15.3%
Equity investments trading, at fair value	322,098	4.8%	254,776	3.7%
Other investments, at fair value	504,147	7.5%	573,264	8.5%
Total managed investment portfolio	6,623,037	98.3%	6,716,096	98.4%
Investments in other ventures, under equity method	120,713	1.7%	105,616	1.6%
Total investments	$6,743,750	100.0%	$6,821,712	100.0%

At December 31, 2014, we held investments totaling $6.7 billion, compared to $6.8 billion at December 31, 2013, with net unrealized appreciation included in accumulated other comprehensive income of $3.4 million at December 31, 2014, compared to $4.1 million at December 31, 2013. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 6. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including hedge funds, private equity partnerships, a senior secured bank loan fund, catastrophe bonds and other investments). At December 31, 2014, our portfolio of equity investments trading totaled $322.1 million, or 4.8%, of our total investments (2013 - $254.8 million, or 3.7%) inclusive of our investment in Essent of $120.0 million (2013 - $121.1 million) and our portfolio of other investments totaled $504.1 million, or 7.5%, of our total investments (2013 – $573.3 million or 8.5%).

The following table summarizes the composition of our investment portfolio, including the amortized cost and fair value of our investment portfolio and the ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available, and the respective effective yield.

					Credit Rating (1)
December 31, 2014	Amortized Cost	Fair Value	% of Total Investment Portfolio	Weighted Average Effective Yield	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)
Short term investments	$1,013,222	$1,013,222	15.0%	0.1%	$988,449	$22,187	$2,083	$—	$503	$—
		100.0%			97.6%	2.2%	0.2%	—%	—%	—%
Fixed maturity investments
U.S. treasuries	1,672,441	1,671,471	24.8%	1.0%	—	1,671,471	—	—	—	—
Agencies
Fannie Mae and Freddie Mac	90,009	89,919	1.3%	1.1%	—	89,919	—	—	—	—
Other agencies	6,262	6,289	0.1%	1.6%	—	3,511	2,778	—	—	—
Total agencies	96,271	96,208	1.4%	1.2%	—	93,430	2,778	—	—	—
Non-U.S. government (Sovereign debt)	287,856	280,651	4.2%	1.1%	124,381	127,162	16,925	12,183	—	—
Non-U.S. government-backed corporate	146,691	146,467	2.2%	1.1%	94,871	44,477	6,518	601	—	—
Corporate	1,611,172	1,610,442	23.9%	3.2%	26,536	151,571	663,933	398,871	353,664	15,867
Mortgage-backed
Residential mortgage-backed
Agency securities	315,911	316,620	4.7%	2.3%	—	316,620	—	—	—	—
Non-agency securities - Alt A	139,765	149,754	2.2%	4.3%	5,532	18,800	16,155	10,797	82,692	15,778
Non-agency securities - Prime	98,126	103,296	1.5%	3.4%	7,562	4,325	6,590	8,989	68,722	7,108
Total residential mortgage-backed	553,802	569,670	8.4%	3.0%	13,094	339,745	22,745	19,786	151,414	22,886
Commercial mortgage-backed	377,792	381,051	5.7%	2.1%	276,476	78,319	13,565	12,691	—	—
Total mortgage-backed	931,594	950,721	14.1%	2.6%	289,570	418,064	36,310	32,477	151,414	22,886
Asset-backed
Auto loans	10,423	10,380	0.2%	1.0%	10,380	—	—	—	—	—
Credit cards	9,479	9,686	0.1%	2.0%	9,686	—	—	—	—	—
Student loans	624	585	—%	1.2%	—	585	—	—	—	—
Other	6,834	6,959	0.1%	1.8%	5,784	—	1,175	—	—	—
Total asset-backed	27,360	27,610	0.4%	1.5%	25,850	585	1,175	—	—	—
Total securitized assets	958,954	978,331	14.5%	2.6%	315,420	418,649	37,485	32,477	151,414	22,886
Total fixed maturity investments	4,773,385	4,783,570	71.0%	2.1%	561,208	2,506,760	727,639	444,132	505,078	38,753
		100.0%			11.7%	52.4%	15.2%	9.3%	10.6%	0.8%
Equity investments trading		322,098	4.8%		—	—	—	—	—	322,098
		100.0%			—%	—%	—%	—%	—%	100.0%
Other investments
Private equity partnerships		281,932	4.2%		—	—	—	—	—	281,932
Catastrophe bonds		200,329	3.0%		—	—	—	—	200,329	—
Senior secured bank loan fund		19,316	0.3%		—	—	—	—	—	19,316
Non-U.S. fixed income funds		—	—%		—	—	—	—	—	—
Hedge funds		2,570	—%		—	—	—	—	—	2,570
Miscellaneous other investment		—	—%		—	—	—	—	—	—
Total other investments		504,147	7.5%		—	—	—	—	200,329	303,818
		100.0%			—%	—%	—%	—%	39.7%	60.3%
Investments in other ventures		120,713	1.7%		—	—	—	—	—	120,713
		100.0%			—%	—%	—%	—%	—%	100.0%
Total investment portfolio		$6,743,750	100.0%		$1,549,657	$2,528,947	$729,722	$444,132	$705,910	$785,382
		100.0%			23.0%	37.5%	10.8%	6.6%	10.5%	11.6%

(1)
The credit ratings included in this table are those assigned by S&P.  When ratings provided by S&P were not available, ratings from other nationally recognized rating agencies were used. We have grouped short term investments with an A-1+ and A-1 short term issue credit rating as AAA, short term investments with A-2 short term issue credit rating as AA and short term investments with an A-3 short term issue credit rating as A.

Fixed Maturity Investments and Short Term Investments
At December 31, 2014, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2013 – AA) and a weighted average effective yield of 1.7% (2013 – 1.7%). At December 31, 2014, our non-investment grade and not rated fixed maturity investments totaled $543.8 million or 11.4% of our fixed maturity investments (2013 - $570.4 million or 11.8%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2014, the funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities totaled $219.6 million (2013 – $247.1 million).
At December 31, 2014, we had $1,013.2 million of short term investments (2013 – $1,044.8 million). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at amortized cost, which approximates fair value.
The duration of our fixed maturity investments and short term investments at December 31, 2014 was 2.1 years (2013 – 2.1 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
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

At December 31,	2014		2013
(in thousands, except percentages)
Due in less than one year	$151,803	3.2%	$160,760	3.3%
Due after one through five years	2,969,828	62.1%	3,118,799	64.4%
Due after five through ten years	537,636	11.2%	551,007	11.4%
Due after ten years	145,972	3.0%	83,371	1.7%
Mortgage-backed	950,721	19.9%	914,082	18.9%
Asset-backed	27,610	0.6%	15,258	0.3%
Total fixed maturity investments, at fair value	$4,783,570	100.0%	$4,843,277	100.0%

The following table summarizes the composition of the fair value of the fixed maturity investments and short term investments of our top ten corporate issuers at the date indicated.

At December 31, 2014
(in thousands)
Issuer	Total	Short term investments	Fixed maturity investments
Bank of America Corp.	$58,968	$—	$58,968
Goldman Sachs Group Inc.	52,923	—	52,923
JP Morgan Chase & Co.	52,773	—	52,773
Morgan Stanley	33,133	—	33,133
Citigroup Inc.	31,317	—	31,317
HSBC Holdings PLC	28,992	—	28,992
Verizon Communications Inc.	26,186	—	26,186
Ford Motor Co.	22,886	—	22,886
General Electric Company	18,706	—	18,706
Wells Fargo & Co.	17,797	—	17,797
Total (1)	$343,681	$—	$343,681

(1)	Excludes non-U.S. government-backed corporate fixed maturity investments, reverse repurchase agreements and commercial paper, at fair value.
Equity Investments Trading
Commencing in the first quarter of 2011, we established an internal portfolio of certain publicly traded equities which are reflected in our consolidated balance sheets as equity investments trading. During the first quarter of 2013, we sold substantially all of the securities then held in our portfolio of internally managed public equity investments trading, which was carried at fair value with dividend income included in net investment income, and realized and unrealized gains included in net realized and unrealized gains on investments, in our consolidated statements of operations. Subsequently, in the second quarter of 2013, we established a public equity securities mandate with a third party investment manager which currently comprises a majority of our investments included in equity investments trading, excluding our investment in Essent and Trupanion. Included in the financial category of our equity investments trading at December 31, 2014 is $120.0 million (2013 - $121.1 million) related to our investment in Essent and $17.1 million (2013 - $Nil) related to our investment in Trupanion. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable future.

The following table summarizes the fair value of equity investments trading:

At December 31,	2014	2013	Change
(in thousands)
Financials	$222,190	$152,905	$69,285
Communications and technology	31,376	4,300	27,076
Industrial, utilities and energy	28,859	25,350	3,509
Consumer	19,522	44,115	(24,593)
Healthcare	16,582	15,340	1,242
Basic materials	3,569	12,766	(9,197)
Total	$322,098	$254,776	$67,322

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2014	2013	Change
(in thousands)
Private equity partnerships	$281,932	$322,391	$(40,459)
Catastrophe bonds	200,329	229,016	(28,687)
Senior secured bank loan funds	19,316	18,048	1,268
Hedge funds	2,570	3,809	(1,239)
Total other investments	$504,147	$573,264	$(69,117)

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for 2014 is a loss of $0.6 million (2013 - loss of $3.7 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 6. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $30.0 million of net investment income for 2014 (2013 - $119.5 million). Of this amount, $1.4 million relates to net unrealized losses (2013 - unrealized gains of $75.8 million).
We have committed capital to private equity partnerships and other investments of $623.8 million, of which $544.1 million has been contributed at December 31, 2014. Our remaining commitments to these investments at December 31, 2014 totaled $84.0 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows our portfolio of other investments measured using net asset valuations:

At December 31, 2014	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
(in thousands)
Private equity partnerships	$281,932	$77,712	See below	See below	See below
Senior secured bank loan fund	19,316	6,301	See below	See below	See below
Hedge funds	2,570	—	See below	See below	See below
Total other investments measured using net asset valuations	$303,818	$84,013

Private equity partnerships – Included in our investments in private equity partnerships are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair values of the investments in this category have been estimated in respect of the net asset value of the investments, as discussed in detail above. We generally have no right to redeem our interest in any of these private equity partnerships in advance of dissolution of the applicable private equity partnership. Instead, the nature of these investments is that distributions are received by us in connection with the liquidation of the underlying assets of the respective private equity partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the respective limited partnership.
Senior secured bank loan fund – We have $19.3 million invested in a closed end fund which invests primarily in loans. We have no right to redeem our investment in this fund. Our investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – We invest in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds. Our investment in hedge funds at December 31, 2014 is $2.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. We will retain our interest in the side pocket investments, referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2014			2013
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$20,811	$50,000	25.0%	$25,107
Tower Hill	10,000	30.3%	18,991	10,000	29.4%	14,506
Tower Hill Re	4,250	25.0%	5,162	—	—%	—
Tower Hill Signature	500	25.0%	5,692	500	25.0%	2,515
Total Tower Hill Companies	64,750		50,656	60,500		42,128
Top Layer Re	65,375	50.0%	60,911	65,375	50.0%	50,500
Angus	10,507	40.4%	8,072	10,507	42.5%	9,180
Other	3,000	22.0%	1,074	3,000	22.0%	3,808
Total investments in other ventures, under equity method	$143,632		$120,713	$139,382		$105,616

Except for Top Layer Re, the equity in earnings of the Tower Hill Companies, Angus and our other category of investments in other ventures are reported one quarter in arrears.
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
Off-Balance Sheet and Special Purpose Entity Arrangements
At December 31, 2014, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
In the normal course of its business, the Company is a party to a variety of contractual obligations and these are considered by the Company when assessing its liquidity requirements.
The table below shows our contractual obligations:

At December 31, 2014	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
5.75% Senior Notes	$324,789	$14,375	$28,750	$28,750	$252,914
Private equity and investment commitments (2)	84,012	84,012	—	—	—
Operating lease obligations	17,371	6,184	7,555	3,490	142
Capital lease obligations	37,046	3,017	5,434	5,162	23,433
Payable for investments purchased	203,021	203,021	—	—	—
Reserve for claims and claim expenses (3)	1,412,510	449,956	371,309	224,848	366,397
Total contractual obligations	$2,078,749	$760,565	$413,048	$262,250	$642,886

(1)
Includes contractual interest payments. If the closing of the acquisition of Platinum occurs, our aggregate indebtedness will increase by $550.0 million, consisting of $250.0 million of publicly traded notes currently outstanding at Platinum, which will remain outstanding following the close of the Merger, and $300.0 million of short term alternative financing used to fund part of the cash component of the aggregate consideration for the Merger. If the closing of the acquisition of Platinum occurs, we intend to issue $300.0 million of debt to replace the short term alternative financing used to fund part of the cash consideration to be paid by RenaissanceRe. For more details on our indebtedness, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources.” Although, there can be no assurance that RenaissanceRe will be able to secure adequate sources of financing on favorable terms, it is anticipated the debt noted above will come due in the more than five years category.

(2)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(3)
We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and that we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. We have based our estimates of future claim payments upon benchmark industry payment patterns, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide. If the closing of the Merger with Platinum occurs, our aggregate reserves for claims and claim expenses will increase significantly as we will consolidate Platinum’s reserve for claims and claim expenses as of the closing date of the Merger.  At December 31, 2014, Platinum had $1.4 billion in reserves for claims and claim expenses.

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
CURRENT OUTLOOK
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, in each of 2013 and 2014 the global insurance and reinsurance markets manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions did not grow at the pace of this growth in available capital, and for some coverages in respect of certain regions fell. Demand for other products or coverages grew at slower rates than that of supply, or was flat. During the January 2015 reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. These dynamics were only partially offset by capital return initiatives and modest new aggregate demand in the market. We continue to expect the supply of capital to outpace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
Although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of business; and while we will strive to maintain a high level of net portfolio quality, we cannot assure you that we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and who may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In 2014, gross written premiums in our Catastrophe Reinsurance segment decreased by $186.4 million, or 16.6%, to $934.0 million in 2014, compared to $1,120.4 million in 2013. While we believe we are well positioned to compete for this business, these dynamics may introduce or exacerbate challenges in our markets.
General Economic Conditions
We believe that uncertainty continues regarding the strength, duration and comprehensiveness of the economic recovery in the U.S., and the health of certain significant economies in the E.U. and other key markets. In particular, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of instability in the Middle East, Ukraine and Russia. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of economic uncertainty could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
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
These economic conditions impact the risk-adjusted attractiveness and absolute returns and yields of our investment portfolio. In addition, our underwriting activities can be impacted, in particular our specialty and casualty reinsurance and Lloyd’s portfolio, each of which can be exposed to risks arising from the ongoing economic weakness or dislocations, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business.
The sustained and continuing environment of low interest rates, as compared to past periods, has lowered the yields at which we invest our assets.  At this time we expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to constrain investment income growth for the near term. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital.  Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is impacted by the prevailing environment of comparably low yields.  While it is possible yields will improve in future periods, we currently expect the uncertain economic conditions to generally persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.
Market Conditions and Competition
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a softening pricing environment, though we believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers. However, we cannot assure you that any increased demand will indeed materialize or that we will be successful in consummating new or expanded transactions.
We currently anticipate a continued level of slowly growing demand for our catastrophe coverages as a whole over coming periods, with select pockets of more rapidly growing demand, albeit offset by ample and likely increasing supplies of private market capital. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims-paying ability and other client services will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
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
In addition, we continue to explore potential strategic transactions or investments, such as our acquisition of Platinum, and other opportunities, from time to time that are presented to us or that we originate. In evaluating these potential investments and opportunities, we seek to improve the portfolio optimization of our business as a whole, to enhance our strategy, to achieve an attractive estimated return on equity in respect of investments, to develop or capitalize on a competitive advantage, and to source business opportunities that will not detract from our core operations. Our efforts to explore strategic transactions may not result in positive gains, or may not yield material contributions to our financial results or book value growth over time. Alternatively, strategic investments in which we engage to improve the optimization of our business, focus our operations on core or scalable business, or position us for future opportunities, may fail to be successfully executed, pose more operational risk than we estimate or otherwise not yield the financial or strategic benefits we seek. Should we pursue or consummate a strategic transaction, we may mis-value the acquired company or operations, fail to integrate the acquired operation appropriately into our own franchise, expend unforeseen costs during the acquisition or integration process, or encounter unanticipated risks or challenges.
Legislative and Regulatory Update
In January 2013, Congresswoman Frederica Wilson introduced the Homeowners’ Defense Act which would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. It is possible that new bills will be introduced this Congressional session to create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs, or to establish other similar or analogous funding mechanisms or structures.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. The bill also provided for increasing the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. In March 2014, the U.S. Congress passed the Grimm-Waters Act, which amends, delays or defers some of the provisions of Biggert-Waters Bill. Among other things, the Grimm-Waters Act reverts back to exempting “grandfathered” policies from rate increases that might otherwise have been applied upon the approval of updated flood maps, introduces certain caps on the rate of premium increases even where actuarially indicated; eliminates certain provisions which provided for accelerated rate adequacy on the sale of covered properties; and introduces policy surcharges of $25 for residences and $250 for commercial properties near-term. We believe that the passage of the Grimm-Waters Act has had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which could, over time, support the growth of such demand, albeit it at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences. However, we cannot assure you that the provisions of the Biggert-Waters Bill will not be superseded by additional new legislation or will otherwise ultimately be implemented by the NFIP or that, if implemented, will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
In 2007, the State of Florida enacted legislation to expand the FHCF provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which gradually phased out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates by up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses.  The rate increases and cut back on coverage by the FHCF and Citizens have supported, over this period, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
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

We believe the 2007 Florida Bill caused a substantial decline at that time in the private reinsurance and insurance markets in and relating to Florida, and contributed to instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2012, despite the period being an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, adverse changes in the Florida market or to Florida primary insurance companies may have a disproportionate adverse impact on us compared to other reinsurance market participants. Moreover, the advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims-paying capacity of Citizens and the FHCF. For example, in several recent years, the FHCF Advisory Council approved official bonding capacity estimates that reflected a shortfall in respect of even an initial season or event.  Any inability, or delay, in the claims-paying ability of these entities or of private market participants could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. The FHCF and the Florida Office of Insurance Regulation (the “OIR”) have each estimated in the past that even partial failure, or deferral, of the FHCF’s ability to pay claims in full could substantially weaken numerous private insurers, with the OIR having estimated that a 25% shortfall in the FHCF’s claims-paying capacity could cause as many as 24 of the top 50 insurers in the state to have less than the statutory minimum surplus of $5.0 million, with such insurers representing approximately 35% of the market based on premium volume, or approximately 2.2 million policies. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products, to collect premiums we may be owed on policies we have already written, to renew business with our customers for future periods, or have other adverse impacts, some of which may be difficult to foresee, and could therefore have a material adverse effect on our operations.
In May 2013, the Florida Legislature adopted legislation comprising some modest reforms of Citizens. Among other things, the legislation empowered Citizens to create a so-called “clearinghouse” mechanism with the intent of facilitating the transfer to admitted private market carriers of residential policies that might otherwise be bound by or remain in Citizens.
The “clearinghouse” mechanism contemplated by the May 2013 legislation commenced operation for proposed new Citizens business in 2014. The clearinghouse is also now operational in respect of a limited number of carriers for existing customers of Citizens, who thereafter may be renewed by a participating private insurance carrier approved by the state if that company offers comparable coverage at equal or less cost than the Citizens renewal rate. Proposed new customers of Citizens may be directed via the mechanism of the clearinghouse to an eligible private carrier if that company’s estimate for comparable coverage is within 15% of a quote for a Citizens policy. The number of participating private carriers is expected to grow in coming periods. If successful, it is possible that the “clearinghouse” mechanism will contribute incrementally to increased private market demand over time. However, it is possible the “clearinghouse” mechanism will not operate successfully; that participating carriers may not choose to cede risk to reinsurers in general or to us in particular; or that any growth attributable to the “clearinghouse” mechanism will be offset by other changes returning risk to the state public sector.
Internationally, in the wake of the large natural catastrophes in 2011, a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring flood risk in the U.K. and Australia and earthquake risk in New Zealand. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
Over the past few years, the Obama administration has proposed and the  U.S. Congress has considered legislation which, if passed, would limit or deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates.  We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular.
In 2010, 2011, 2012 and 2013, U.S. Senators Carl Levin and Sheldon Whitehouse introduced legislation in the U.S. Senate entitled the “Cut Unjustified Tax Loopholes Act”.  Senator Levin is no longer a member of the Senate, but recently, on January 13, 2015, Senator Whitehouse included similar legislation in the “Stop

Tax Haven Abuse Act.” If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, certain corporate entities if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would negatively impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.
In July 2014, the Senate Finance Committee conducted hearings in respect of transactions in which U.S.-based companies merge with or acquire foreign companies in structures referred to as inversions. We cannot predict with certainty the nature of these hearings, or the potential impact on us or the reinsurance market more broadly.
In January 2015, the Obama Administration released its proposed budget which included tax proposals. If adopted, these proposals would effect significant change to the U.S. taxation of international business and capital flows. Among other things, these proposals would impose a 19% minimum tax on non-U.S. income; impose a 14% one-time tax on previously untaxed non-U.S. income; disallow the deduction for certain reinsurance premiums paid to affiliates; and effect a number of changes to taxation under Subpart F of the Code. We cannot predict whether Congress will adopt any of these proposals and what, if adopted, the potential impact of any such changes could be to us, our clients or the market generally.
In 2014, then House Ways and Means Chairman Dave Camp proposed amendments to the PFIC rules contemplated by Section 3703 of the Code. This proposal would create a new three-part test of active insurance income, providing that an insurer’s income would be excluded from the definition of passive income if: (1) the insurer would be subject to a tax as an insurer if it were a US business; (2) more than 50% of its gross receipts for the taxable year consist of premiums; and (3) its applicable insurance liabilities exceed an amount equal to 35% of its total assets as reported in its applicable financial statement for the year. Also in 2014, then Senate Finance Committee Chairman Wyden wrote to the IRS urging examination and new rulemaking in respect of certain practices attributed to hedge funds in respect of non-U.S. reinsurance company structures. In early February 2015, IRS Commissioner John Koskinen announced that the IRS intended to promulgate new guidance in respect of these matters within 90 days. We cannot predict the scope, nature, or impact of this guidance, should it be issued, and cannot predict Congress will enact any new legislation relating to any of these proposals. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us, our sources of capital, our investors or the market generally. Among other things, it possible that IRS actions or rulemaking, or new legislation, could adversely impact the tax attributes to certain U.S. investors of participating in our managed joint ventures, even inadvertently in light of the perceived need for reforms.
On July 24, 2013, the New York State Department of Financial Services (the “DFS”) issued an Insurance Circular Letter No. 6 (2013) (the “Circular”) to all Accredited Reinsurers writing business in New York State. Renaissance Reinsurance and DaVinci are Accredited Reinsurers in New York. As described in the Circular, the DFS is seeking information concerning Accredited Reinsurers’ compliance with the Iran Freedom and Counter-Proliferation Act of 2012 (the “IFCPA”), which was passed by the U.S. Congress in 2012 and which became effective on July 1, 2013. The Accredited Reinsurers to whom the Circular applies do business in New York and are all based outside the United States. The DFS is responsible for the regulation of insurers doing business in New York State. We intend to cooperate with the DFS in its request for information in this regard. We believe our existing risk-based compliance program is responsive to the IFCPA and we are not aware of any non-compliance with the IFCPA. While we believe that this request for information by the DFS will not have a material adverse impact on our operations, it is possible that our industry could see increased scrutiny and perhaps additional enforcement of sanction laws and regulations. We cannot assure you that increased enforcement of sanction laws and regulations will not impact our business more adversely than we currently estimate.

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
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk.  Our policies to address these risks in 2014 were not materially different than those used in 2013. On November 24, 2014, we announced that RenaissanceRe and Platinum entered into a Merger Agreement under which RenaissanceRe will acquire Platinum.  The agreement has been unanimously approved by both companies’ Board of Directors and, if approved by Platinum shareholders, the transaction is expected to close on March 2, 2015.  The aggregate consideration for the transaction is expected to be approximately $1.9 billion.  We will account for the acquisition of Platinum under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations, under which the total consideration paid will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed. Upon acquisition, Platinum’s assets and liabilities will be consolidated by the RenaissanceRe and subject to our existing policies for addressing the markets risks noted herein. Other than the potential increase in the size of our investment portfolio as a result of the potential acquisition of Platinum, we do not currently anticipate significant changes in our exposure to these market risks or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods, including the potential acquisition of Platinum.
Our guidelines permit investments in derivative instruments such as futures, forward contracts, options, swap agreements and other derivative contracts which may be used to assume risk or for hedging purposes. Refer to “Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to derivatives entered into by us.
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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investment and short term investments portfolio for the years indicated:

	Interest Rate Shift in Basis Points
At December 31, 2014	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$5,949,710	$5,872,782	$5,796,792	$5,721,739	$5,647,625
Net increase (decrease) in fair value	$152,918	$75,990	$—	$(75,053)	$(149,167)
Percentage change in fair value	2.6%	1.3%	—%	(1.3)%	(2.6)%

	Interest Rate Shift in Basis Points
At December 31, 2013	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$6,043,858	$5,965,533	$5,888,056	$5,811,425	$5,735,642
Net increase (decrease) in fair value	$155,802	$77,477	$—	$(76,631)	$(152,414)
Percentage change in fair value	2.6%	1.3%	—%	(1.3)%	(2.6)%

We use interest rate futures within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2014, we had $587.0 million of notional long positions and $617.4 million of notional short positions of primarily U.S. Treasury and non-U.S. dollar futures contracts (2013 - $1,169.3 million and $356.6 million, respectively). Refer to “Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to interest rate futures entered into by us. The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $23.3 million at December 31, 2014. Conversely, the aggregate hypothetical loss generated from an immediate downward parallel shift in the treasury yield curve of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $25.4 million at December 31, 2014. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
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
The following tables summarize our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2014	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$25,891	$22,497	$14,321	$93,304	$11,494	$(68,436)	$742	$99,813
Net foreign currency derivatives notional amounts	(32,063)	(15,612)	(5,418)	(82,083)	(15,740)	65,973	(6,112)	(91,055)
Total net foreign currency exposure	$(6,172)	$6,885	$8,903	$11,221	$(4,246)	$(2,463)	$(5,370)	$8,758
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	0.2%	0.2%	0.3%	(0.1)%	(0.1)%	(0.1)%	0.2%
Impact of a hypothetical 10% change in total net foreign currency exposure	$617	$(689)	$(890)	$(1,122)	$425	$246	$537	$(876)

At December 31, 2013	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$29,472	$13,374	$(13,983)	$76,362	$17	$(97,448)	$2,651	$10,445
Net foreign currency derivatives notional amounts	(38,210)	(10,134)	20,276	(61,368)	(3,742)	99,885	(2,287)	4,420
Total net foreign currency exposure	$(8,738)	$3,240	$6,293	$14,994	$(3,725)	$2,437	$364	$14,865
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	0.1%	0.2%	0.4%	(0.1)%	0.1%	—%	0.4%
Impact of a hypothetical 10% change in total net foreign currency exposure	$874	$(324)	$(629)	$(1,499)	$373	$(244)	$(36)	$(1,487)

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
Fixed Maturity Investments and Short Term Investments
Credit risk related to our fixed maturity investments and short term investments is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity investments and short term investments through the credit research performed primarily by the investment management service providers and our evaluation of these investment managers adherence to investment mandates provided to them. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by our Investment Risk Management Committee of the Board of Directors. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. At December 31, 2014, our invested asset portfolio had a dollar weighted average rating of AA (2013 - AA). In addition, we limit the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of our investments exceeded 10% of shareholders’ equity at December 31, 2014.

The following table summarizes our fixed maturity investments and short term investments as indicated by ratings assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available as a percentage of total fixed maturity investments and short term investments as of the dates indicated:

At December 31,	2014	2013

AAA	26.7%	28.4%
AA	43.6%	41.2%
A	12.6%	14.2%
BBB	7.7%	6.5%
Non-investment grade	8.7%	8.9%
Not rated	0.7%	0.8%
Total	100.0%	100.0%

We consider the impact of credit spread movements on the fair value of our fixed maturity and short term investments portfolio. As credit spreads widen, the fair value of our fixed maturity and short term investments decreases, and vice versa.
The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investments and short term investments portfolio for the years indicated:

	Credit Spread Shift in Basis Points
At December 31, 2014	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$5,911,396	$5,854,094	$5,796,792	$5,739,490	$5,682,188
Net increase (decrease) in fair value	$114,604	$57,302	$—	$(57,302)	$(114,604)
Percentage change in fair value	2.0%	1.0%	—%	(1.0)%	(2.0)%

	Credit Spread Shift in Basis Points
At December 31, 2013	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$6,013,968	$5,951,010	$5,888,056	$5,825,099	$5,762,144
Net increase (decrease) in fair value	$125,912	$62,954	$—	$(62,957)	$(125,912)
Percentage change in fair value	2.1%	1.1%	—%	(1.1)%	(2.1)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2014, we had outstanding credit derivatives of $4.6 million in notional long positions and $19.4 million in notional short positions, denominated in U.S. dollars (2013 - $7.1 million and $18.4 million, respectively). Refer to “Note 19. Derivative Instruments in our Notes to Consolidated Financial Statements” for additional information related to credit derivatives entered into by us. The aggregate hypothetical market value change generated from an immediate upward shift in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $1.0 million at December 31, 2014. Conversely, the aggregate hypothetical market value change generated from an immediate downward shift in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $0.8 million at December 31, 2014. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.
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

At December 31,	2014	2013
(in thousands, except for percentages)
Equity investments trading, at fair value	$322,098	$254,776
Private equity investments, at fair value	281,932	322,391
Hedge funds, at fair value	2,570	3,809
Investments in other ventures, under equity method	120,713	105,616
Total carrying value of investments exposed to equity price risk	$727,313	$686,592

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$72,731	$68,659
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(72,731)	$(68,659)

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

3	Exhibits

2.1	Agreement and Plan of Merger, dated as of November 23, 2014, by and among RenaissanceRe Holdings Ltd., Port Holdings Ltd. and Platinum Underwriters Holdings, Ltd., including the exhibits thereto. (37)

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

4.1	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (4)

4.2	Certificate of Designation, Preferences and Rights of 5.375% Series E Preference Shares. (5)

4.2(a)	Form of Stock Certificate Evidencing the 5.375% Series E Preference Shares. (5)

4.3	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Issuer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (6)

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

4.5	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (10)

4.5(a)	Second Amended and Restated Pledge Agreement, dated as of November 24, 2014, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC.

4.6
Fourth Amended and Restated Reimbursement Agreement, dated as of May 17, 2012, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd. Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., the banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the lenders, and certain other agents. (8)

4.7
Standby Letter of Credit Agreement, dated as of December 23, 2014, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd. and Wells Fargo Bank, National Association. (38)

4.8	Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (11)

4.8(a)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (12)

4.8(b)
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd., Glencoe Insurance Ltd., Renaissance Reinsurance of Europe and Renaissance Specialty U.S. Ltd. have each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names and dates. (11)

4.9	Master Reimbursement Agreement, dated as of November 24, 2014, by and between RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC.

4.9(a)	Pledge Agreement, dated as of November 24, 2014 by and among RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC.

10.1	Further Amended and Restated Employment Agreement, dated as of May 15, 2013, by and between RenaissanceRe Holdings Ltd. and Kevin J. O'Donnell. (13)

10.2	Form of the Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (14)

10.3	Further Amended and Restated Employment Agreement, dated as of October 23, 2013, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (15)

10.4	Transition and Services Agreement, dated as of May 15, 2013, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (13)

10.5	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (16)

10.5(a)	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (17)

10.5(b)	Amendment No. 2 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie, dated February 19, 2013. (18)

10.5(c)	Amendment No. 3 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie, dated April 5, 2013. (14)

10.6	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.6(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.6(b)	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.6(c)	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (10)

10.6(d)	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.6(e)	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (23)

10.6(f)	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (15)

10.6(g)	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (10)

10.6(h)	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (10)

10.6(i)	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (25)

10.6(j)	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (25)

10.7	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (26)

10.7(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (27)

10.7(b)	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (26)

10.8	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (20)

10.8(a)	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (20)

10.9	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (19)

10.9(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan.

10.9(b)	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (24)

10.9(c)	Form of Letter Agreement with Neill A. Currie Regarding Performance Share Awards. (24)

10.9(d)
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan.

10.9(e)
Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (28)

10.10	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers. (29)

10.11	Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd. (18)

10.12	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (30)

10.13	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.13(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (32)

10.13(b)	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (33)

10.13(c)	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (34)

10.13(d)	Form of Restricted Stock Grant Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (35)

10.13(e)	Form of Option Grant Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (35)

10.14	Stock Purchase Agreement, dated as of November 18, 2010, by and between RenRe North America Holdings Inc., and QBE Holdings Inc. (36)

10.15	Separation, Consulting, and Release Agreement by and between RenaissanceRe Holdings Ltd. and Peter C. Durhager, dated November 13, 2014. (39)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512).

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 28, 2013.

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 22, 2012.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 24, 2013.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K , filed with the SEC on September 23, 2010.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2013.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Definitive Proxy Statement filed with the Commission on April 8, 2010.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

(21)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 11, 2010.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

(31)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

(35)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 18, 2010.

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 24, 2014.

(38)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 30, 2014.

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 26, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 19, 2015.
RENAISSANCERE HOLDINGS LTD.

/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer, President and Director

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director	February 19, 2015
Kevin J. O’Donnell

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Operating Officer and Chief Financial Officer	February 19, 2015
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 19, 2015
Mark A. Wilcox

/s/ Ralph B. Levy	Chair of the Board of Directors	February 19, 2015
Ralph B. Levy

/s/ David C. Bushnell	Director	February 19, 2015
David C. Bushnell

/s/ James L. Gibbons	Director	February 19, 2015
James L. Gibbons

/s/ Brian G. J. Gray	Director	February 19, 2015
Brian G. J. Gray

/s/ Jean D. Hamilton	Director	February 19, 2015
Jean D. Hamilton

/s/ Henry Klehm, III	Director	February 19, 2015
Henry Klehm, III

/s/ W. James MacGinnitie	Director	February 19, 2015
W. James MacGinnitie

/s/ Anthony M. Santomero	Director	February 19, 2015
Anthony M. Santomero

/s/ Nicholas L. Trivisonno	Director	February 19, 2015
Nicholas L. Trivisonno

/s/ Edward J. Zore	Director	February 19, 2015
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that RenaissanceRe maintained effective internal control over financial reporting as of December 31, 2014.
RenaissanceRe’s effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young Ltd., the Independent Registered Public Accountants who also audited RenaissanceRe’s consolidated financial statements. Ernst & Young Ltd.’s attestation report on the effectiveness of RenaissanceRe’s internal control over financial reporting appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited RenaissanceRe Holdings Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). RenaissanceRe Holdings Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RenaissanceRe Holdings Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of RenaissanceRe Holdings Ltd. and Subsidiaries and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 19, 2015

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
Fixed maturity investments trading, at fair value (Amortized cost $4,749,613 and $4,781,712 at December 31, 2014 and December 31, 2013, respectively) (Notes 5 and 6)	$4,756,685	$4,809,036
Fixed maturity investments available for sale, at fair value (Amortized cost $23,772 and $30,273 at December 31, 2014 and December 31, 2013, respectively) (Notes 5 and 6)	26,885	34,241
Short term investments, at fair value (Notes 5 and 6)	1,013,222	1,044,779
Equity investments trading, at fair value (Notes 5 and 6)	322,098	254,776
Other investments, at fair value (Notes 5 and 6)	504,147	573,264
Investments in other ventures, under equity method (Note 5)	120,713	105,616
Total investments	6,743,750	6,821,712
Cash and cash equivalents	525,584	408,032
Premiums receivable	440,007	474,087
Prepaid reinsurance premiums (Note 7)	94,810	66,132
Reinsurance recoverable (Notes 7 and 8)	66,694	101,025
Accrued investment income	26,509	34,065
Deferred acquisition costs	110,059	81,684
Receivable for investments sold	52,390	75,845
Other assets	135,845	108,438
Goodwill and other intangible assets (Note 4)	7,902	8,111
Total assets	$8,203,550	$8,179,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$1,412,510	$1,563,730
Unearned premiums	512,386	477,888
Debt (Note 9)	249,522	249,430
Reinsurance balances payable	454,580	293,022
Payable for investments purchased	203,021	193,221
Other liabilities	374,108	397,596
Total liabilities	3,206,127	3,174,887
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests (Note 10)	1,131,708	1,099,860
Shareholders’ Equity (Note 12)
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2014 (December 31, 2013 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 38,441,972 shares issued and outstanding at December 31, 2014 (December 31, 2013 – 43,646,436)	38,442	43,646
Accumulated other comprehensive income	3,416	4,131
Retained earnings	3,423,857	3,456,607
Total shareholders’ equity	3,865,715	3,904,384
Total liabilities, noncontrolling interests and shareholders’ equity	$8,203,550	$8,179,131

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2014, 2013, and 2012
(in thousands of United States Dollars, except per share amounts)

	2014	2013	2012
Revenues
Gross premiums written	$1,550,572	$1,605,412	$1,551,591
Net premiums written (Note 7)	$1,068,236	$1,203,947	$1,102,657
Increase in unearned premiums	(5,820)	(89,321)	(33,302)
Net premiums earned (Note 7)	1,062,416	1,114,626	1,069,355
Net investment income (Note 5)	124,316	208,028	165,725
Net foreign exchange gains	6,260	1,917	5,319
Equity in earnings of other ventures (Note 5)	26,075	23,194	23,238
Other loss	(423)	(2,359)	(2,120)
Net realized and unrealized gains on investments (Note 5)	41,433	35,076	163,121
Total other-than-temporary impairments	—	—	(395)
Portion recognized in other comprehensive income (loss), before taxes	—	—	52
Net other-than-temporary impairments (Note 5)	—	—	(343)
Total revenues	1,260,077	1,380,482	1,424,295
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	197,947	171,287	325,211
Acquisition expenses	144,476	125,501	113,542
Operational expenses	190,639	191,105	179,151
Corporate expenses	22,987	33,622	16,456
Interest expense (Note 9)	17,164	17,929	23,097
Total expenses	573,213	539,444	657,457
Income from continuing operations before taxes	686,864	841,038	766,838
Income tax expense (Note 15)	(608)	(1,692)	(1,413)
Income from continuing operations	686,256	839,346	765,425
Income (loss) from discontinued operations (Note 3)	—	2,422	(16,476)
Net income	686,256	841,768	748,949
Net income attributable to noncontrolling interests (Note 10)	(153,538)	(151,144)	(148,040)
Net income attributable to RenaissanceRe	532,718	690,624	600,909
Dividends on preference shares (Note 12)	(22,381)	(24,948)	(34,895)
Net income available to RenaissanceRe common shareholders	$510,337	$665,676	$566,014
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$12.77	$15.08	$11.74
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – basic	—	0.06	(0.34)
Net income available to RenaissanceRe common shareholders per common share – basic (Note 13)	$12.77	$15.14	$11.40
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$12.60	$14.82	$11.56
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	—	0.05	(0.33)
Net income available to RenaissanceRe common shareholders per common share – diluted (Note 13)	$12.60	$14.87	$11.23
Dividends per common share (Note 12)	$1.16	$1.12	$1.08

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2014, 2013 and 2012
(in thousands of United States Dollars)

	2014	2013	2012
Comprehensive income
Net income	$686,256	$841,768	$748,949
Change in net unrealized gains on investments	(715)	(9,491)	1,914
Portion of other-than-temporary impairments recognized in other comprehensive income, before taxes	—	—	(52)
Comprehensive income	685,541	832,277	750,811
Net income attributable to noncontrolling interests	(153,538)	(151,144)	(148,040)
Comprehensive income attributable to noncontrolling interests	(153,538)	(151,144)	(148,040)
Comprehensive income attributable to RenaissanceRe	$532,003	$681,133	$602,771
Disclosure regarding net unrealized gains
Total net realized and unrealized holding (losses) gains on investments and net other-than-temporary impairments	$(715)	$(1,943)	$5,100
Net realized gains on fixed maturity investments available for sale	—	(7,548)	(3,529)
Net other-than-temporary impairments recognized in earnings	—	—	343
Change in net unrealized gains on investments	$(715)	$(9,491)	$1,914

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2014, 2013 and 2012
(in thousands of United States Dollars)

	2014	2013	2012
Preference shares
Balance – January 1	$400,000	$400,000	$550,000
Issuance of shares	—	275,000	—
Repurchase of shares	—	(275,000)	(150,000)
Balance – December 31	400,000	400,000	400,000
Common shares
Balance – January 1	43,646	45,542	51,543
Repurchase of shares	(5,355)	(2,451)	(6,399)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	151	555	398
Balance – December 31	38,442	43,646	45,542
Additional paid-in capital
Balance – January 1	—	—	—
Repurchase of shares	(11,702)	(1,702)	(27,376)
Offering expenses	—	(9,144)	—
Change in redeemable noncontrolling interest	1,274	318	9,091
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	10,428	10,528	18,285
Balance – December 31	—	—	—
Accumulated other comprehensive income
Balance – January 1	4,131	13,622	11,760
Change in net unrealized gains on investments	(715)	(9,491)	1,914
Portion of other-than-temporary impairments recognized in other comprehensive income	—	—	(52)
Balance – December 31	3,416	4,131	13,622
Retained earnings
Balance – January 1	3,456,607	3,043,901	2,991,890
Net income	686,256	841,768	748,949
Net income attributable to noncontrolling interests (Note 10)	(153,538)	(151,144)	(148,040)
Repurchase of shares	(497,175)	(203,703)	(460,647)
Dividends on common shares	(45,912)	(49,267)	(53,356)
Dividends on preference shares	(22,381)	(24,948)	(34,895)
Balance – December 31	3,423,857	3,456,607	3,043,901
Noncontrolling interest (Note 10)	—	—	3,991
Total shareholders’ equity	$3,865,715	$3,904,384	$3,507,056

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(in thousands of United States Dollars)

	2014	2013	2012
Cash flows provided by operating activities
Net income	$686,256	$841,768	$748,949
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	47,771	51,596	59,695
Equity in undistributed earnings of other ventures	(19,990)	(15,450)	(19,316)
Net realized and unrealized gains on investments	(41,433)	(35,058)	(163,121)
Net other-than-temporary impairments	—	—	343
Net unrealized losses (gains) included in net investment income	1,393	(75,789)	(38,207)
Net unrealized losses (gains) included in other loss	1,612	12,782	(330)
Change in:
Premiums receivable	34,080	17,278	(19,487)
Prepaid reinsurance premiums	(28,678)	10,950	(18,560)
Reinsurance recoverable	34,331	91,487	211,517
Deferred acquisition costs	(28,375)	(29,062)	(8,901)
Reserve for claims and claim expenses	(151,220)	(315,647)	(112,977)
Unearned premiums	34,498	78,371	51,862
Reinsurance balances payable	161,558	2,603	33,536
Other	(71,146)	159,892	(8,074)
Net cash provided by operating activities	660,657	795,721	716,929
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	7,682,573	8,251,405	8,192,867
Purchases of fixed maturity investments trading	(7,639,178)	(8,466,467)	(8,536,238)
Proceeds from sales and maturities of fixed maturity investments available for sale	7,088	45,178	65,168
Net purchases of equity investments trading	(20,003)	(33,055)	—
Net sales (purchases) of short term investments	45,023	(246,971)	68,777
Net sales of other investments	59,120	76,214	150,828
Net sales (purchases) of investments in other ventures	1,030	(4,000)	—
Net sales (purchases) of other assets	6,000	2,181	(4,079)
Net proceeds (payments) related to sale of discontinued operations	—	60,000	(9,000)
Net cash provided by (used in) investing activities	141,653	(315,515)	(71,677)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(45,912)	(49,267)	(53,356)
Dividends paid – preference shares	(22,381)	(24,948)	(34,895)
RenaissanceRe common share repurchases	(514,678)	(207,410)	(463,309)
Net repayment of debt	—	(102,436)	(1,937)
Redemption of 6.08% Series C preference shares	—	(125,000)	—
Redemption of 6.60% Series D preference shares	—	(150,000)	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	—	265,856	—
Net third party redeemable noncontrolling interest share transactions	(111,707)	(5,750)	164,927
Net cash used in financing activities	(694,678)	(398,955)	(538,570)
Effect of exchange rate changes on foreign currency cash	9,920	1,423	1,692
Net increase in cash and cash equivalents	117,552	82,674	108,374
Net decrease in cash and cash equivalents of discontinued operations	—	21,213	13,946
Cash and cash equivalents, beginning of year	408,032	304,145	181,825
Cash and cash equivalents, end of year	$525,584	$408,032	$304,145

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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

•
Effective November 13, 2014, the Company incorporated RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is an investment company and is considered a VIE. The Company is not considered the primary beneficiary of Upsilon Fund and as a result it is not consolidated by the Company.

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

•
On November 24, 2014, the Company announced that RenaissanceRe and Platinum Underwriters Holdings, Ltd. (“Platinum”) entered into a definitive merger agreement (the “Merger Agreement”) under which RenaissanceRe will acquire Platinum (the “Merger”). The agreement has been unanimously approved by both companies’ Board of Directors and, if approved by Platinum shareholders, the transaction is expected to close on March 2, 2015. The aggregate consideration for the transaction is expected to be approximately $1.9 billion.  The Company will account for the acquisition of Platinum under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, under which the total consideration paid will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed.  The Company anticipates that the purchase price paid will exceed the fair value of the net assets acquired, perhaps significantly so, and the excess will be accounted for as goodwill.  Intangible assets with definite lives will be amortized over their estimated useful lives.  Goodwill resulting from the acquisition of Platinum will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). There can be no assurance that the Merger will occur. Refer to “Note 20. Commitments, Contingencies and Other Items”, for more information with respect to the Merger.

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
DISCONTINUED OPERATIONS
The results of operations of substantially all of the Company’s U.S.-based insurance operations and REAL, its U.S.-based weather and weather-related energy risk management unit, each of which has been sold to a separate unaffiliated third party, are classified as held for sale and are reported as discontinued operations in accordance with FASB ASC Topic Discontinued Operations. The consolidated financial statements and notes thereto are presented excluding the operations and cash flows of the discontinued operations from the continuing operations of the Company since the Company will not have any significant continuing involvement in the operations after the sale. The financial position and results of operations of discontinued operations are presented as single line items on the consolidated balance sheets and statements of operations, respectively.
PREMIUMS AND RELATED EXPENSES
Premiums are recognized as income, net of any applicable reinsurance or retrocessional coverage purchased, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent differences arising on such estimates are recorded in the period in which they are determined. Unearned premiums represents the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Amounts are computed by pro rata methods based on statistical data or reports received from ceding companies. Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon paid losses and case reserves. Reinstatement premiums are earned when written.
Acquisition costs are incurred when a contract or policy is issued and only the costs directly related to the successful acquisition of new and renewal contract or policies are deferred and amortized over the same period in which the related premiums are earned. Acquisition costs are shown net of commissions and profit commissions earned on ceded reinsurance, and consist principally of commissions, brokerage and premium tax expenses incurred at the time a contract or policy is issued. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated claims and claim expenses, based on historical and current experience, and anticipated investment income related to those premiums are considered in determining the recoverability of deferred acquisition costs.
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
Certain assumed and ceded reinsurance contracts that do not meet all of the criteria to be accounted for as reinsurance in accordance with FASB ASC Topic Financial Services - Insurance have been accounted for at fair value under the fair value option in accordance with FASB ASC Topic Financial Instruments.
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
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of the Company’s fund investments, which principally include private equity funds, a senior secured bank loan fund and hedge funds, is recorded on its balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Certain of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. The typical reporting lag experienced by the Company to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity funds, although, in the past, in respect of certain of the Company’s private equity funds, the Company has on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
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
Cash and Cash Equivalents
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
VARIABLE INTEREST ENTITIES
The Company accounts for VIEs in accordance with FASB ASC Topic Consolidation, which requires the consolidation of all VIEs by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and that will absorb a majority of the VIE’s expected losses or residual returns. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.
EARNINGS PER SHARE
The Company calculates earnings per share in accordance with FASB ASC Topic Earnings per Share. Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants.

The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to its employees is considered a participating security and the Company uses the two-class method to calculate its net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic and diluted.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force
In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-17”). The objective of ASU 2014-17 is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in ASU 2014-17 apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in ASU 2014-17 became effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is currently evaluating the impact of this guidance on its consolidated statements of operations and financial position, specifically as it relates to the contemplated Merger with Platinum. Refer to “Note 20. Commitments, Contingencies and Other Items”, for more information with respect to the Merger.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 is effective for public business entities in annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB Issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The objective of ASU 2014-12 is to resolve the diverse accounting treatment of share-

based payment awards in situations where an employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. For example, if an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award. ASU 2014-12 will resolve if and when the performance target is achieved. ASU 2014-12 is effective for all entities in annual and interim periods beginning after December 15, 2014, with early adoption permitted. Entities may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
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
Consideration for the transaction was $60.0 million, paid in cash at closing, subject to post-closing adjustments for certain tax and other items. The Company recorded a loss on sale of $8.8 million in conjunction with the sale, including related direct expenses.
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
The Company did not have any assets, liabilities or shareholders’ equity of discontinued operations held for sale related to REAL or the Company’s former U.S.-based insurance operations at December 31, 2014 or 2013.

The Company did not have any income (loss) from discontinued operations held for sale for the year ended December 31, 2014. Details of the income (loss) from discontinued operations for the years ended December 31, 2013 and 2012 are as follows:

Year ended December 31, 2013	REAL
Revenues
Net investment income	$1,150
Net foreign exchange gains	849
Other income	701
Net realized and unrealized losses on investments	(18)
Total revenues	2,682
Expenses
Operational expenses	89
Corporate expenses	104
Total expenses	193
Income before taxes	2,489
Income tax expense	(67)
Income from discontinued operations	$2,422

Year ended December 31, 2012	REAL	U.S.-based insurance operations	Total
Revenues
Net investment income	$2,517	$—	$2,517
Net foreign exchange losses	(96)	—	(96)
Other (loss) income	(20,785)	2,730	(18,055)
Net realized and unrealized gains on investments	3	—	3
Total revenues	(18,361)	2,730	(15,631)
Expenses
Operational expenses	150	436	586
Corporate expenses	236	—	236
Total expenses	386	436	822
(Loss) income before taxes	(18,747)	2,294	(16,453)
Income tax expense	(16)	(7)	(23)
(Loss) income from discontinued operations	$(18,763)	$2,287	$(16,476)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows an analysis of goodwill and other intangible assets:

	Goodwill and other intangible assets
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2012
Gross amount	$8,160	$12,999	$21,159
Accumulated impairment losses and amortization	(2,299)	(10,374)	(12,673)
	5,861	2,625	8,486
Amortization	—	(375)	(375)
Balance as of December 31, 2013
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	(2,299)	(10,749)	(13,048)
	5,861	2,250	8,111
Amortization	—	(209)	(209)
Balance as of December 31, 2014
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	(2,299)	(10,958)	(13,257)
	$5,861	$2,041	$7,902

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2012
Gross amount	$10,840	$44,323	$55,163
Accumulated impairment losses and amortization	—	(24,769)	(24,769)
	10,840	19,554	30,394
Acquired during the year	1,705	1,155	2,860
Amortization	—	(4,042)	(4,042)
Balance as of December 31, 2013
Gross amount	12,545	45,478	58,023
Accumulated impairment losses and amortization	—	(28,811)	(28,811)
	12,545	16,667	29,212
Adjustments to gross amount	(227)	(78)	(305)
Amortization	—	(3,655)	(3,655)
Balance as of December 31, 2014
Gross amount	12,318	45,400	57,718
Accumulated impairment losses and amortization	—	(32,466)	(32,466)
	$12,318	$12,934	$25,252

The gross carrying value and accumulated amortization by major category of other intangible assets is shown below:

	Other intangible assets
At December 31, 2014	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$40,562	$(28,057)	$12,505
Lloyd’s managing agency license	1,867	—	1,867
Trademarks and trade names	610	(159)	451
Covenants not-to-compete	2,130	(1,978)	152
Software	8,730	(8,730)	—
Patents and intellectual property	4,500	(4,500)	—
	$58,399	$(43,424)	$14,975

	Other intangible assets
At December 31, 2013	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$40,640	$(24,522)	$16,118
Lloyd’s managing agency license	1,867	—	1,867
Covenants not-to-compete	2,130	(1,674)	456
Trademarks and trade names	610	(134)	476
Software	8,730	(8,730)	—
Patents and intellectual property	4,500	(4,500)	—
	$58,477	$(39,560)	$18,917

The useful life of intangible assets with finite lives ranges from one to 25 years, with a weighted-average amortization period of 11 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total
2015	$174	$2,991	$3,165
2016	—	2,292	2,292
2017	—	1,914	1,914
2018	—	1,484	1,484
2019	—	1,041	1,041
2020 and thereafter	—	3,212	3,212
Total remaining amortization expense	$174	$12,934	$13,108
Indefinite lived	1,867	—	1,867
Total	$2,041	$12,934	$14,975

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	December 31, 2014	December 31, 2013
U.S. treasuries	$1,671,471	$1,352,413
Agencies	96,208	186,050
Non-U.S. government (Sovereign debt)	280,651	334,580
Non-U.S. government-backed corporate	146,467	237,479
Corporate	1,610,442	1,803,415
Agency mortgage-backed	312,333	336,661
Non-agency mortgage-backed	241,590	243,795
Commercial mortgage-backed	373,117	303,214
Asset-backed	24,406	11,429
Total fixed maturity investments trading	$4,756,685	$4,809,036

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$3,928	$359	$—	$4,287	$—
Non-agency mortgage-backed	9,478	1,985	(3)	11,460	656
Commercial mortgage-backed	7,291	643	—	7,934	—
Asset-backed	3,075	129	—	3,204	—
Total fixed maturity investments available for sale	$23,772	$3,116	$(3)	$26,885	$656

		Included in Accumulated Other Comprehensive Income
At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$4,880	$378	$(11)	$5,247	$—
Non-agency mortgage-backed	11,735	2,414	(6)	14,143	(742)
Commercial mortgage-backed	10,052	970	—	11,022	—
Asset-backed	3,606	223	—	3,829	—
Total fixed maturity investments available for sale	$30,273	$3,985	$(17)	$34,241	$(742)

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

	Trading		Available for Sale		Total Fixed Maturity Investments
At December 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$153,250	$151,803	$—	$—	$153,250	$151,803
Due after one through five years	2,976,602	2,969,828	—	—	2,976,602	2,969,828
Due after five through ten years	544,285	537,636	—	—	544,285	537,636
Due after ten years	140,294	145,972	—	—	140,294	145,972
Mortgage-backed	910,897	927,040	20,697	23,681	931,594	950,721
Asset-backed	24,285	24,406	3,075	3,204	27,360	27,610
Total	$4,749,613	$4,756,685	$23,772	$26,885	$4,773,385	$4,783,570

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	December 31, 2014	December 31, 2013

Financials	$222,190	$152,905
Communications and technology	31,376	4,300
Industrial, utilities and energy	28,859	25,350
Consumer	19,522	44,115
Healthcare	16,582	15,340
Basic materials	3,569	12,766
Total	$322,098	$254,776

Pledged Investments
At December 31, 2014, $2,379.4 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s standby letter of credit facility and bilateral letter of credit facility (2013 - $2,081.1 million). Of this amount, $691.9 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (2013 - $652.8 million).
Reverse Repurchase Agreements
At December 31, 2014, the Company held $49.3 million (2013 - $37.3 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

Year ended December 31,	2014	2013	2012
Fixed maturity investments	$100,855	$95,907	$103,330
Short term investments	944	1,698	1,007
Equity investments	3,450	2,295	1,086
Other investments
Hedge funds and private equity investments	18,867	45,810	36,635
Other	11,144	73,692	35,196
Cash and cash equivalents	395	191	277
	135,655	219,593	177,531
Investment expenses	(11,339)	(11,565)	(11,806)
Net investment income	$124,316	$208,028	$165,725

Net realized and unrealized gains on investments and net other-than-temporary impairments are as follows:

Year ended December 31,	2014	2013	2012
Gross realized gains	$45,568	$72,492	$97,787
Gross realized losses	(14,868)	(50,206)	(16,705)
Net realized gains on fixed maturity investments	30,700	22,286	81,082
Net unrealized gains (losses) on fixed maturity investments trading	19,680	(87,827)	75,279
Net realized and unrealized (losses) gains on investments-related derivatives	(30,931)	31,058	(866)
Net realized gains on equity investments trading	10,908	26,650	—
Net unrealized gains on equity investments trading	11,076	42,909	7,626
Net realized and unrealized gains on investments	$41,433	$35,076	$163,121
Total other-than-temporary impairments	$—	$—	$(395)
Portion recognized in other comprehensive income, before taxes	—	—	52
Net other-than-temporary impairments	$—	$—	$(343)

The following table provides an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Year ended December 31, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$163	$3,968	$4,131
Other comprehensive income (loss) before reclassifications	140	(855)	(715)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	—	—
Net current-period other comprehensive income (loss)	140	(855)	(715)
Ending balance	$303	$3,113	$3,416

	Year ended December 31, 2013
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$1,625	$11,997	$13,622
Other comprehensive loss before reclassifications	(1,462)	(481)	(1,943)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	(7,548)	(7,548)
Net current-period other comprehensive loss	(1,462)	(8,029)	(9,491)
Ending balance	$163	$3,968	$4,131

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$69	$(3)	$69	$(3)
Total	$—	$—	$69	$(3)	$69	$(3)

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency mortgage-backed	$726	$(11)	$—	$—	$726	$(11)
Non-agency mortgage-backed	—	—	89	(6)	89	(6)
Commercial mortgage-backed	39	—	—	—	39	—
Total	$765	$(11)	$89	$(6)	$854	$(17)

At December 31, 2014, the Company held two fixed maturity investments available for sale securities that were in an unrealized loss position (2013 - four), including two fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (2013 - two). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the years ended December 31, 2014 and 2013, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
For the year ended December 31, 2014, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2013 – $Nil and $Nil, respectively, 2012 - $0.3 million and $52 thousand, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	2014	2013
Balance – January 1	$561	$838
Additions:
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	—
Reductions:
Securities sold during the period	(63)	(277)
Securities for which the amount previously recognized in other comprehensive income was recognized in earnings, because the Company intends to sell the security or is more likely than not the Company will be required to sell the security	—	—
Increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—
Balance – December 31	$498	$561

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2014	2013
Private equity partnerships	$281,932	$322,391
Catastrophe bonds	200,329	229,016
Senior secured bank loan funds	19,316	18,048
Hedge funds	2,570	3,809
Total other investments	$504,147	$573,264

Interest income, income distributions and net realized and unrealized gains on other investments are included in net investment income and totaled $30.0 million (2013 – $119.5 million, 2012 – $71.8 million) of which $1.4 million was related to net unrealized losses (2013 – gains of $75.8 million, 2012 – gains of $38.2 million). Included in net investment income for the year ended December 31, 2014 is a loss of $0.6 million (2013 - $3.7 million, 2012 - $4.7 million) representing the change in estimate during the period related to the difference between the Company’s estimated fair value due to the lag in reporting, as discussed in “Note 2. Significant Accounting Policies”, and the actual amount as reported in the final net asset values provided by the Company’s fund managers.
The Company has committed capital to private equity partnerships and other entities of $623.8 million, of which $544.1 million has been contributed at December 31, 2014. The Company’s remaining commitments to these funds at December 31, 2014 totaled $84.0 million. In the future, the Company may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2014			2013
At December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$20,811	$50,000	25.0%	$25,107
Tower Hill	10,000	30.3%	18,991	10,000	29.4%	14,506
Tower Hill Re	4,250	25.0%	5,162	—	—%	—
Tower Hill Signature	500	25.0%	5,692	500	25.0%	2,515
Total Tower Hill Companies	64,750		50,656	60,500		42,128
Top Layer Re	65,375	50.0%	60,911	65,375	50.0%	50,500
Angus	10,507	40.4%	8,072	10,507	42.5%	9,180
Other	3,000	22.0%	1,074	3,000	22.0%	3,808
Total investments in other ventures, under equity method	$143,632		$120,713	$139,382		$105,616

Included in the table above is the Company’s investment in Angus Partners LLC (“Angus”). On December 1, 2013, the Company increased its investment in Angus through the transactions described in “Note 10. Noncontrolling Interests”. As a result of these transactions, the Company has cumulatively invested $10.5 million in Angus, representing a 40.4% ownership interest at December 31, 2014.
On July 1, 2008, the Company invested $50.0 million in Tower Hill Insurance Group, LLC (“THIG”) representing a 25.0% equity ownership. Included in the purchase price was $40.0 million of other intangibles and $7.8 million of goodwill, which, in accordance with generally accepted accounting principles, are recorded as “Investments in other ventures, under equity method” rather than “Goodwill and other intangibles” on the Company’s consolidated balance sheet.

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
The table below shows the Company’s equity in earnings of other ventures, under equity method:

Year ended December 31,	2014	2013	2012

Tower Hill Companies	$18,376	$10,270	$4,965
Top Layer Re	10,411	13,836	20,792
Angus	(1,402)	(858)	(2,519)
Other	(1,310)	(54)	—
Total equity in earnings of other ventures	$26,075	$23,194	$23,238

Undistributed earnings in the Company’s investments in other ventures, under equity method were $20.0 million at December 31, 2014 (2013 - $15.5 million). During 2014, the Company received $10.3 million of dividends from its investments in other ventures, under equity method (2013 – $9.9 million, 2012 – $9.9 million). Except for Top Layer Re, the equity in earnings of Tower Hill Insurance Group, LLC., Tower Hill Holdings, Inc. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”), Angus and the Company’s other category of investments in other ventures are reported one quarter in arrears.

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
Other than the transaction noted below, there have been no material changes in the Company’s valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and Level 3 during the period represented by these consolidated financial statements. As discussed in greater detail below, the Company transferred its investment in the common shares of Trupanion, Inc. (“Trupanion”), a company that provides insurance for a variety of veterinarian costs, from Level 3 to Level 1, effective July 18, 2014, the date on which Trupanion became a publicly traded company on the New York Stock Exchange (the “NYSE”). The fair value transferred from Level 3 to Level 1 was $24.6 million.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,671,471	$1,671,471	$—	$—
Agencies	96,208	—	96,208	—
Non-U.S. government (Sovereign debt)	280,651	—	280,651	—
Non-U.S. government-backed corporate	146,467	—	146,467	—
Corporate	1,610,442	—	1,594,782	15,660
Agency mortgage-backed	316,620	—	316,620	—
Non-agency mortgage-backed	253,050	—	253,050	—
Commercial mortgage-backed	381,051	—	381,051	—
Asset-backed	27,610	—	27,610	—
Total fixed maturity investments	4,783,570	1,671,471	3,096,439	15,660
Short term investments	1,013,222	—	1,013,222	—
Equity investments trading	322,098	322,098	—	—
Other investments
Private equity partnerships	281,932	—	—	281,932
Catastrophe bonds	200,329	—	200,329	—
Senior secured bank loan fund	19,316	—	—	19,316
Hedge funds	2,570	—	—	2,570
Total other investments	504,147	—	200,329	303,818
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(8,744)	—	—	(8,744)
Derivatives (1)	6,345	(569)	7,104	(190)
Other	(11,509)	—	(11,509)	—
Total other assets and (liabilities)	(13,908)	(569)	(4,405)	(8,934)
	$6,609,129	$1,993,000	$4,305,585	$310,544

(1)	See “Note 19. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,352,413	$1,352,413	$—	$—
Agencies	186,050	—	186,050	—
Non-U.S. government (Sovereign debt)	334,580	—	334,580	—
Non-U.S. government-backed corporate	237,479	—	237,479	—
Corporate	1,803,415	—	1,775,835	27,580
Agency mortgage-backed	341,908	—	341,908	—
Non-agency mortgage-backed	257,938	—	257,938	—
Commercial mortgage-backed	314,236	—	314,236	—
Asset-backed	15,258	—	15,258	—
Total fixed maturity investments	4,843,277	1,352,413	3,463,284	27,580
Short term investments	1,044,779	—	1,044,779	—
Equity investments trading	254,776	254,776	—	—
Other investments
Private equity partnerships	322,391	—	—	322,391
Catastrophe bonds	229,016	—	229,016	—
Senior secured bank loan funds	18,048	—	—	18,048
Hedge funds	3,809	—	—	3,809
Total other investments	573,264	—	229,016	344,248
Other assets and (liabilities)
Derivatives (1)	4,758	823	6,425	(2,490)
Other	(12,991)	—	(12,991)	—
Total other assets and (liabilities)	(8,233)	823	(6,566)	(2,490)
	$6,707,863	$1,608,012	$4,730,513	$369,338

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
U.S. treasuries
Level 1 - At December 31, 2014, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average effective yield of 1.0% and a weighted average credit quality of AA (2013 - 0.8% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At December 31, 2014, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.2% and a weighted average credit quality of AA (2013 - 1.3% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at December 31, 2014, had a weighted average effective yield of 1.1% and a weighted average credit quality of AA (2013 - 1.3% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.1% and a weighted average credit quality of AAA at December 31, 2014 (2013 - 1.1% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Corporate
Level 2 - At December 31, 2014, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 3.2% and a weighted average credit quality of BBB (2013 - 2.7% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At December 31, 2014, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.3%, a weighted average credit quality of AA and a weighted average life of 5.6 years (2013 - 2.9%, AA and 6.2 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At December 31, 2014, the Company’s non-agency prime residential mortgage-backed fixed maturity investments have a weighted average effective yield of 3.4%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.1 years (2013 - 3.7%, BBB and 4.4 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at December 31, 2014 have a weighted average effective yield of 4.3%, a weighted average credit quality of BBB and a weighted average life of 5.0 years (2013 - 4.7%, non-investment grade and 4.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread (“OAS”) model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at December 31, 2014 have a weighted average effective yield of 2.1%, a weighted average credit quality of AAA, and a weighted average life of 3.5 years (2013 - 2.1%, AA and 3.3 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At December 31, 2014, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.5%, a weighted average credit quality of AAA and a weighted average life of 2.5 years (2013 - 2.0%, AAA and 3.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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
At June 30, 2014, the Company had a corporate fixed maturity investment of $30.2 million in the convertible preferred equity of Trupanion, for which the Company measured the fair value using Level 3 inputs. On July 18, 2014, Trupanion common stock began publicly trading on the NYSE. Effective immediately prior to the closing of the IPO, the Company’s investment in the convertible preferred equity of Trupanion was converted into 2.5 million common shares of Trupanion. Trupanion common shares began publicly trading on the NYSE on July 18, 2014 at a share price of $10.00, resulting in a fair value of $24.6 million. Following the IPO, the Company transferred its investment in Trupanion from corporate fixed maturity investments to its portfolio of equity investments trading on its consolidated balance sheet and any realized and unrealized gains or losses related to Trupanion from the IPO price are included in net realized and unrealized gains (losses) on investments on the Company’s consolidated statements of operations. The Company has agreed, subject to certain exceptions, not to dispose of or hedge any of the common shares of Trupanion it held prior to January 14, 2015. Included in equity investments trading at December 31, 2014 is $17.1 million related to the Company’s investment in Trupanion.
At September 30, 2013, the Company had an investment of $48.0 million in the common shares of Essent Group Ltd., a then private U.S. mortgage guaranty insurance company which provides capital to lenders and investors that support financing for homeowner mortgages (“Essent”).  On October 31, 2013, Essent common shares began publicly trading on the NYSE at a share price of $17.00, resulting in a fair value of $85.6 million.  Following the initial public offering, the Company transferred its investment in Essent from other investments to its portfolio of equity investments trading on its consolidated balance sheet and any realized and unrealized gains or losses related to Essent from the initial public offering price are included in net realized and unrealized gains (losses) on investments on the Company’s consolidated statements of operations.  Included in equity investments trading at December 31, 2014 is $120.0 million related to the Company’s investment in Essent.
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
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at December 31, 2014 of $11.5 million are principally comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

December 31, 2014	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$15,660	Discounted cash flow (“DCF”)	Credit spread (U)	n/a	n/a	0.8%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.5%
			Dividend rate (O)	n/a	n/a	6.5%
Total fixed maturity investments	15,660
Other investments
Private equity partnerships	281,932	Net asset valuation	Estimated performance (U)	(42.1)%	17.0%	0.1%
Senior secured bank loan fund	19,316	Net asset valuation	Estimated performance (U)	n/a	n/a	0.8%
Hedge funds	2,570	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	303,818
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(8,744)	Internal valuation model	Net undiscounted cash flows (U)	$160	$8,006	$2,528
			Contract period (O)	549	1,100	832
			Discount rate (U)	n/a	n/a	1.1%
Weather contract	(190)	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	(8,934)
	$310,544

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company with a fair value of $15.7 million at December 31, 2014. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At December 31, 2014, the dividend rate was 6.5%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.5% and a credit spread of 0.8%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company’s investment in this corporate fixed maturity investment determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $281.9 million of investments in private equity partnerships at December 31, 2014 are alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended December 31, 2014 was negative 42.1% to positive 17.0% with a weighted average of positive 0.1%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.
Senior secured bank loan fund
Level 3 - The Company has $19.3 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this funds. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that these funds are following fair value principles consistent with GAAP in determining the net asset value. The fair value of the Company’s investment in the senior secured bank loan fund is positively correlated to the estimated monthly net asset valuations received from the investment manager.

Hedge funds
Level 3 - The Company has $2.6 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each respective hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - The Company has a $8.7 million liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available.  The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; and the relevant discount rate used to present value the net cash flows.  The contract period is considered an observable input as it is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, would result in an increase in the expected profit and ultimate fair value of the Company's assumed and ceded (re)insurance contracts.
Weather Contract
Level 3 - The Company has a $0.2 million liability related to a weather contract entered into with an insurance company, with the fair value determined through the use of an internal valuation model. Inputs to the internal valuation model are based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in an increase (decrease) to the fair value of the Company’s weather contract liability.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2013	$27,792	$381,067	$21,513	$430,372
Total unrealized gains (losses)
Included in net investment income	2,288	80,113	(1,331)	81,070
Included in other loss	—	—	(625)	(625)
Total realized (losses) gains
Included in net investment income	—	(4,114)	—	(4,114)
Included in other loss	—	—	(2,083)	(2,083)
Total foreign exchange losses	—	1,352	—	1,352
Purchases	—	48,287	(1,722)	46,565
Settlements	(2,500)	(95,144)	—	(97,644)
Reclassified from other assets to other investments	—	18,242	(18,242)	—
Net transfers out of Level 3	—	(85,555)	—	(85,555)
Balance - December 31, 2013	$27,580	$344,248	$(2,490)	$369,338
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$2,288	$78,903	$(1,331)	$79,860

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2014	$27,580	$344,248	$(2,490)	$369,338
Total unrealized gains (losses)
Included in net investment income	12,724	1,045	1,455	15,224
Total realized losses
Included in other loss	—	—	1,262	1,262
Total foreign exchange gains	—	(3,279)	(21)	(3,300)
Purchases	—	43,130	(9,140)	33,990
Settlements	—	(81,326)	—	(81,326)
Net transfers out of Level 3	(24,644)	—	—	(24,644)
Balance - December 31, 2014	$15,660	$303,818	$(8,934)	$310,544
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(66)	$1,045	$1,455	$2,434

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

Senior Notes
In March 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. At December 31, 2014, the fair value of the 5.75% Senior Notes was $279.0 million (2013 - $273.9 million).
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

	2014	2013
Other investments	$504,147	$573,264
Other assets (liabilities)	$(8,744)	$—

Included in net investment income for the year ended December 31, 2014 was net unrealized losses of $1.4 million related to the changes in fair value of other investments (2013 – gains of $75.8 million, 2012 – gains of $38.2 million). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other loss was $Nil for the year ended December 31, 2014 (2013 – $Nil, 2012 – $3.2 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At December 31, 2014	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$281,932	$77,712	See below	See below	See below
Senior secured bank loan fund	19,316	6,301	See below	See below	See below
Hedge funds	2,570	—	See below	See below	See below
Total other investments measured using net asset valuations	$303,818	$84,013

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
Senior secured bank loan fund – The Company has $19.3 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.

Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at December 31, 2014 are $2.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments, referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2014	2013	2012
Premiums written
Direct	$76,511	$54,334	$36,367
Assumed	1,474,061	1,551,078	1,515,224
Ceded	(482,336)	(401,465)	(448,934)
Net premiums written	$1,068,236	$1,203,947	$1,102,657
Premiums earned
Direct	$66,027	$44,530	$34,028
Assumed	1,450,047	1,482,511	1,465,701
Ceded	(453,658)	(412,415)	(430,374)
Net premiums earned	$1,062,416	$1,114,626	$1,069,355
Claims and claim expenses
Gross claims and claim expenses incurred	$228,581	$185,139	$403,491
Claims and claim expenses recovered	(30,634)	(13,852)	(78,280)
Net claims and claim expenses incurred	$197,947	$171,287	$325,211

The reinsurers with the three largest balances accounted for 35.4%, 14.9% and 7.0%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2014 (2013 - 28.2%, 19.9% and 11.0%, respectively). The valuation allowance recorded against reinsurance recoverable was $1.0 million at December 31, 2014 (2013 - $1.7 million). The three largest company-specific components of the valuation allowance represented 17.9%, 4.0% and 2.9%, respectively, of the Company’s total valuation allowance at December 31, 2014 (2013 - 14.2%, 12.5% and 3.1%, respectively).
NOTE 8. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company uses statistical and actuarial methods to estimate ultimate expected claims and claim expenses. The period of time from the reporting of a claim to the Company and the settlement of the Company’s liability may be many years. During this period, additional facts and trends will be revealed. As these factors become apparent, case reserves will be adjusted, sometimes requiring an increase or decrease in the overall reserve for claims and claim expenses of the Company, and at other times requiring a reallocation of incurred but not reported (“IBNR”) reserves to specific case reserves or additional case reserves. These estimates are reviewed regularly, and such adjustments, if any, are reflected in the results of operations in the period in which they become known and are accounted for as changes in estimates. Adjustments to the Company’s reserve for claims and claim expenses can impact current year net income

(loss) by decreasing net income or increasing net loss if the estimates of prior years claims and claim expense reserves prove to be insufficient or by increasing net income or decreasing net loss if the estimates of prior years claims and claim expense reserves prove to be overstated.
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
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2014	2013	2012
Net reserves as of January 1	$1,462,705	$1,686,865	$1,588,325
Net incurred related to:
Current year	341,745	315,241	483,180
Prior years	(143,798)	(143,954)	(157,969)
Total net incurred	197,947	171,287	325,211
Net paid related to:
Current year	39,830	32,212	84,056
Prior years	275,006	363,235	142,615
Total net paid	314,836	395,447	226,671
Net reserves as of December 31	1,345,816	1,462,705	1,686,865
Reinsurance recoverable as of December 31	66,694	101,025	192,512
Gross reserves as of December 31	$1,412,510	$1,563,730	$1,879,377

The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2014	2013	2012
Catastrophe Reinsurance	$(65,511)	$(102,037)	$(110,568)
Specialty Reinsurance	(55,909)	(34,111)	(34,146)
Lloyd’s	(16,241)	(8,256)	(16,202)
Other	(6,137)	450	2,947
Total favorable development of prior accident years net claims and claim expenses	$(143,798)	$(143,954)	$(157,969)

Catastrophe Reinsurance Segment
The Company reviews substantially all of its catastrophe reinsurance claims and claim expense reserves quarterly. The Company’s quarterly review procedures include identifying events that have occurred up to the latest balance sheet date, determining the Company’s best estimate of the ultimate expected cost to settle all claims and administrative costs associated with those new events which have arisen during the reporting period, reviewing the ultimate expected cost to settle claims and administrative costs associated with those events which occurred during previous periods, and considering new estimation techniques, such as additional actuarial methods or other statistical techniques, that can assist the Company in developing its best estimate. This process is judgmental in that it involves reviewing changes in paid and reported claims each period and adjusting the Company’s estimates of the ultimate expected claims for each event where there are developments that are different from the Company’s previous expectations. If the Company determines that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified. The level of the Company’s claims associated with certain catastrophes can be very large. For example, within the Company’s Catastrophe Reinsurance segment, initial estimated ultimate claims associated with the 2005 Hurricanes, Katrina, Rita and Wilma, were over $1.3 billion, the 2008 Hurricanes (Gustav and Ike), were over $530 million and the large losses of 2011 (including the 2011 New Zealand Earthquake, the Tohoku Earthquake, the large U.S. tornadoes, flooding in Australia, certain aggregate losses, Hurricane Irene and the Thailand Floods) were over $1.1 billion. As a result, small percentage changes in the estimated ultimate claims of large catastrophic events can significantly impact the Company’s reserves for claims and claim expenses in subsequent periods.
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

Development of Liability for Unpaid Claims and Claim Expenses
The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for the year ended December 31, 2014 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2014	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd's Segment	Other	Total
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(20,104)	$—	$(4,128)	$—	$(24,232)
April and May U.S. Tornadoes (2011)	(13,939)	—	—	—	(13,939)
Thailand Floods (2011)	(9,254)	(2,500)	—	—	(11,754)
LIBOR (2011 and 2012)	—	(10,500)	(1,250)	—	(11,750)
Hurricanes Gustav and Ike (2008)	(6,647)	—	—	—	(6,647)
Tohoku Earthquake and Tsunami (2011)	(3,489)	(1,642)	—	—	(5,131)
Hurricane Irene (2011)	(4,506)	—	—	—	(4,506)
Windstorm Kyrill (2007)	(3,615)	—	—	—	(3,615)
Subprime (2007)	—	5,049	—	—	5,049
New Zealand Earthquake (2010)	24,692	—	—	—	24,692
Other	(10,644)	(1,826)	(1,234)	—	(13,704)
Total large catastrophe events	(47,506)	(11,419)	(6,612)	—	(65,537)
Small catastrophe events
European Floods (2013)	(7,552)	—	—	—	(7,552)
U.S. PCS 24 Wind and Thunderstorm (2013)	(6,712)	—	—	—	(6,712)
U.S. PCS 70 and 73 Wind and Thunderstorm (2012)	13,362	—	—	—	13,362
Other	(17,103)	—	(2,687)	(6,137)	(25,927)
Total small catastrophe events	(18,005)	—	(2,687)	(6,137)	(26,829)
Total catastrophe net claims and claim expenses	$(65,511)	$(11,419)	$(9,299)	$(6,137)	$(92,366)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$(44,490)	$(6,942)	$—	$(51,432)
Total attritional net claims and claim expenses	$—	$(44,490)	$(6,942)	$—	$(51,432)
Total favorable development of prior accident years net claims and claim expenses	$(65,511)	$(55,909)	$(16,241)	$(6,137)	$(143,798)

Catastrophe Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Catastrophe Reinsurance segment in 2014 of $65.5 million was comprised of $47.5 million and $18.0 million related to large and small catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $20.1 million, $13.9 million, $9.3 million and $6.6 million related to Storm Sandy, the 2011 April and May U.S. Tornadoes, the 2011 Thailand Floods and the 2008 Hurricanes (Gustav and Ike), partially offset by adverse development of $24.7 million related to the 2010 New Zealand Earthquake, each principally the result of changes in estimated ultimate losses for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events was $7.6 million and $6.7 million related to the 2013 European Floods and a 2013 U.S. wind and thunderstorm event, partially offset by adverse development of $13.4 million related certain 2012 U.S. wind and thunderstorm events, each principally the result of changes in estimated ultimate losses for each respective event.
Specialty Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Specialty Reinsurance segment in 2014 of $55.9 million was comprised of $11.4 million and $44.5 million related to large catastrophe events and attritional net claims and claim expenses, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was a $10.5 million reduction in estimated ultimate losses with respect to potential exposure to LIBOR related claims from prior accident years, partially offset by adverse development of $5.0 million from subprime related events from 2007 driven by reported claims from a number of cedants. Favorable development of prior accident years net claims and claim expenses of $44.5 million related to attritional net claims and claim expenses was driven by the application of the Company's formulaic actuarial reserving methodology. There were no actuarial reserving assumption changes during 2014.
Lloyd’s Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Lloyd’s segment of $16.2 million was comprised of $6.6 million, $2.7 million and $6.9 million related to large catastrophe events, small catastrophe events and attritional net claims and claim expenses, respectively. Included in the favorable development of prior accident years net claims and claim expenses is a $4.1 million reduction in the estimated ultimate loss related to Storm Sandy included in large catastrophe events, with the $6.9 million favorable development of prior accident years net claims and claim expenses related to attritional net claims and claim expenses principally due to reported claims activity coming in lower than expected on prior accident years events. There were no actuarial reserving assumption changes during 2014.
Other Category
The favorable development on prior accident years of $6.1 million for 2014 within the Company’s Other category was principally the result of a reduction in the estimated ultimate losses on a proportional property contract.

The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd's Segment	Other	Total
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(44,460)	$—	$(3,825)	$—	$(48,285)
Tohoku Earthquake and Tsunami (2011)	(18,033)	(1,000)	—	—	(19,033)
Hurricanes Gustav and Ike (2008)	(16,261)	—	—	(404)	(16,665)
New Zealand Earthquake (2011)	(10,944)	—	—	—	(10,944)
Windstorm Kyrill (2007)	(8,244)	—	—	—	(8,244)
Hurricane Isaac (2012)	2,610	—	—	—	2,610
New Zealand Earthquake (2010)	11,040	300	—	—	11,340
Other	(776)	(1,763)	(1,442)	(1,325)	(5,306)
Total large catastrophe events	(85,068)	(2,463)	(5,267)	(1,729)	(94,527)
Small catastrophe events
U.S. PCS 83 Wind and Thunderstorm (2012)	(3,500)	—	—	—	(3,500)
U.S. PCS 76 Wind and Thunderstorm (2012)	(300)	—	—	—	(300)
U.S. PCS 70 Wind and Thunderstorm (2012)	8,225	—	—	—	8,225
Other	(21,394)	—	—	—	(21,394)
Total small catastrophe events	(16,969)	—	—	—	(16,969)
Total catastrophe net claims and claim expenses	$(102,037)	$(2,463)	$(5,267)	$(1,729)	$(111,496)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$(21,216)	$(3,263)	$2,179	$(22,300)
Actuarial assumption changes	—	(10,432)	274	—	(10,158)
Total attritional net claims and claim expenses	$—	$(31,648)	$(2,989)	$2,179	$(32,458)
Total favorable development of prior accident years net claims and claim expenses	$(102,037)	$(34,111)	$(8,256)	$450	$(143,954)

Catastrophe Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Catastrophe Reinsurance segment in 2013 of $102.0 million was primarily due to $44.5 million, $18.0 million, $16.3 million and $10.9 million of favorable development related to reductions in the expected ultimate net loss for Storm Sandy, the Tohoku Earthquake, the 2008 Hurricanes (Gustav and Ike) and the 2011 New Zealand Earthquake, respectively, as reported claims came in better than expected, and $34.2 million of net favorable development related to a number of other catastrophes principally the result of reported claims coming in less than expected, resulting in decreases to the ultimate claims for these events through the application of the Company’s formulaic actuarial reserving methodology. Partially offsetting the reductions noted above was adverse development on the 2010 New Zealand Earthquake, U.S. PSC 70 and Hurricane Isaac of $11.0 million, $8.2 million and $2.6 million, respectively, associated with an increase in reported gross ultimate losses.
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

The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for the year ended December 31, 2012 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2012	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd’s Segment	Other	Total
Catastrophe net claims and claim expenses
Large catastrophe events
Chile Earthquake (2010)	$(24,575)	$—	$—	$—	$(24,575)
Hurricanes Gustav and Ike (2008)	(17,541)	—	—	(2,926)	(20,467)
U.K. Floods (2007)	(17,271)	—	—	—	(17,271)
Hurricanes Katrina, Rita and Wilma (2005)	(6,420)	(3,000)	—	1,690	(7,730)
Hurricane Irene (2011)	(4,630)	—	(2,500)	—	(7,130)
Thailand Floods (2011)	(3,933)	—	(5,500)	—	(9,433)
Tohoku Earthquake and Tsunami (2011)	(3,896)	—	—	—	(3,896)
Windstorm Kyrill (2007)	(3,417)	—	—	—	(3,417)
New Zealand Earthquake (2010)	3,570	—	—	—	3,570
New Zealand Earthquake (2011)	17,912	—	—	—	17,912
Other	(2,542)	—	(1,476)	65	(3,953)
Total large catastrophe events	(62,743)	(3,000)	(9,476)	(1,171)	(76,390)
Small catastrophe events
Danish Floods (2011)	(5,000)	—	—	—	(5,000)
U.S. PCS 63 Winter Storm (2011)	(5,000)	—	—	—	(5,000)
U.S. PCS 42 Winter Storm (2011)	(2,560)	—	—	—	(2,560)
U.S. PCS 53 Winter Storm (2011)	(2,558)	—	—	—	(2,558)
Other	(32,707)	—	—	—	(32,707)
Total small catastrophe events	(47,825)	—	—	—	(47,825)
Total catastrophe net claims and claim expenses	$(110,568)	$(3,000)	$(9,476)	$(1,171)	$(124,215)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$(16,747)	$(8,011)	$4,118	$(20,640)
Actuarial assumption changes	—	(14,399)	1,285	—	(13,114)
Total attritional net claims and claim expenses	$—	$(31,146)	$(6,726)	$4,118	$(33,754)
Total favorable development of prior accident years net claims and claim expenses	$(110,568)	$(34,146)	$(16,202)	$2,947	$(157,969)

Catastrophe Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Catastrophe Reinsurance segment in 2012 of $110.6 million was primarily due to net reductions of $84.2 million arising from the estimated ultimate claims of large catastrophe events, including the 2010 Chilean Earthquake, the 2008 Hurricanes (Gustav and Ike), the 2007 U.K. Flooding, the 2005 Hurricanes, Hurricane Irene of 2011, the 2011 Thailand Floods and the Tohoku Earthquake, as reported claims came in better than expected. The remainder of the favorable development of prior accident years net claims and claim expenses of $47.8 million was due to a reduction in ultimate claims on a number of relatively small catastrophes, all principally the result of reported claims coming in less than expected, principally resulting in formulaic decreases to the ultimate claims for these events. Partially offsetting the reductions noted above was a $17.9 million and $3.6 million increase in net claims and claim expenses from the 2011 and 2010 New Zealand Earthquake, respectively, primarily as a result of increased cedant gross ultimate loss estimates.
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
Other Category
The net adverse development on prior accident years of $2.9 million for 2012 within the Company’s Other category was principally the result of a loss portfolio transfer entered into by the Company on October 1, 2012, in respect of its contractor’s liability book of business within RenaissanceRe Specialty Risks, whereby the Company paid consideration of $36.5 million to transfer net liabilities of $29.1 million, resulting in a loss of $7.4 million which is recorded above as prior accident years attritional net claims and claims expenses in the Company’s Other category, partially offset by reductions in reported losses on certain attritional loss contracts and favorable development related to catastrophe events, primarily the 2008 Hurricanes (Gustav and Ike).
Assumed Reinsurance Contracts Classified As Deposit Contracts
Net claims and claim expenses incurred were reduced by $0.3 million during 2014 (2013 – $0.4 million, 2012 – $0.1 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only.  Other loss was decreased by $0.1 million during 2014 (2013 – other loss decreased by $0.1 million, 2012 – other loss decreased by $7.5 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only.  Aggregate deposit liabilities of $39.0 million are included in reinsurance balances payable at December 31, 2014 (2013 – $39.7 million) and aggregate deposit assets of $Nil are included in other assets at December 31, 2014 (2013 – $Nil) associated with these contracts.

NOTE 9. DEBT AND CREDIT FACILITIES
5.75% Senior Notes
On March 17, 2010, RRNAH issued $250.0 million of its 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and can be redeemed by RRNAH prior to maturity, subject to the payment of a “make-whole” premium. The notes were issued pursuant to an Indenture, dated as of March 17, 2010, by and among RenaissanceRe, RRNAH, and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of March 17, 2010. The notes, which are senior obligations, contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.
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
Amounts borrowed under the Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Credit Agreement) plus a margin, all as more fully set forth in the Credit Agreement. At December 31, 2014, the Company has not borrowed any amounts under the Credit Agreement.
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
The commitments under the Credit Agreement expire on May 17, 2015. Our ability to renew the Credit Agreement, and the terms of such renewal, if any, will depend upon the facts and circumstances at the time, including our financial position, operating results and credit and capital market conditions. In the event that RenaissanceRe is unable to renew the Credit Agreement at a reasonable price and otherwise on terms satisfactory to it or at all, or if RenaissanceRe decides not to renew the Credit Agreement in whole or in part, it may pursue alternative financing arrangements in order to meet its ongoing liquidity needs.
Standby Letter of Credit Facility
Effective as of December 23, 2014, RenaissanceRe and certain of its affiliates, Renaissance Reinsurance, RenaissanceRe Specialty Risks and DaVinci (such affiliates, collectively, the “Applicants”), entered into a Standby Letter of Credit Agreement (the “Standby Letter of Credit Agreement”) with Wells Fargo. The Standby Letter of Credit Agreement provides for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the Applicants. RenaissanceRe has unconditionally guaranteed the payment obligations of Renaissance Reinsurance and Renaissance Specialty Risks under the Standby Letter of Credit Agreement and all other related credit documents.
The Standby Letter of Credit Agreement replaced the Fourth Amended and Restated Reimbursement Agreement, dated as of May 17, 2012 (the “Terminated Facility”), which was terminated concurrently with the effectiveness of the Standby Letter of Credit Agreement. As of the effective date of the Standby Letter of Credit Agreement, all letters of credit that had been issued under the Terminated Facility and remained outstanding as of such date were transferred to, and became governed by the terms and conditions of, the Standby Letter of Credit Agreement.
In the Standby Letter of Credit Agreement, each of RenaissanceRe and the Applicants makes, as to itself, certain representations and warranties and severally agrees to comply with certain covenants, in each case, that are customary for facilities of this type. Under the Standby Letter of Credit Agreement, each Applicant is severally required to pledge to Wells Fargo eligible collateral having a value, as determined as therein provided, that equals or exceeds at all times the aggregate stated amount of the outstanding letters of credit issued for its account plus all such Applicant’s payment and reimbursement obligations in respect of such letters of credit and under the Standby Letter of Credit Agreement. In the case of an event of default under the Standby Letter of Credit Agreement, Wells Fargo may exercise certain remedies, including conversion of collateral of a defaulting Applicant into cash.
At December 31, 2014, the Applicants had $83.6 million of letters of credit with effective dates on or before December 31, 2014 outstanding under the Standby Letters of Credit Agreement.
Bilateral Letter of Credit Facility (“Bilateral Facility”)
Effective October 1, 2013, each of ROE and RenaissanceRe Specialty U.S. became parties to the existing Bilateral Facility provided pursuant to the facility letter, dated September 17, 2010 and amended July 14, 2011 (as so amended, the “Facility Letter”), among Citibank Europe plc (“CEP”) and the then existing participants: Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (collectively, with ROE and RenaissanceRe Specialty U.S., the “Bilateral Facility Participants”).
The Bilateral Facility provides a commitment from CEP to issue letters of credit for the account of one or more of the Bilateral Facility Participants (inclusive of ROE and RenaissanceRe Specialty U.S.) and their respective subsidiaries in multiple currencies and in an aggregate amount of up to $300.0 million, subject to a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. The Bilateral Facility was to expire on December 31, 2014; however effective December 23, 2014, the Bilateral Facility was extended to December 31, 2015. The Bilateral Facility is evidenced by the Facility Letter and five separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary agreements. At December 31, 2014, $123.2 million was outstanding and $176.8 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Under the Bilateral Facility, each of the Bilateral Facility Participants is severally obligated to pledge to CEP at all times during the term of the Bilateral Facility certain securities with a value (as determined as therein provided) that equals or exceeds the aggregate amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies with respect to such Bilateral Facility Participant, including terminating its commitment to such Bilateral Facility Participant under the Bilateral Facility and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the

Facility Letter, each Bilateral Facility Participant makes, as to itself, representations and warranties that are customary for facilities of this type and severally agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
Funds at Lloyd’s Letter of Credit Facilities
Effective November 24, 2014, Renaissance Reinsurance and CEP entered into a Second Amended and Restated Pledge Agreement (the “Renaissance Reinsurance Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Agreement, dated as of April 29, 2009 (the “Renaissance Reinsurance Master Agreement”), which provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. At December 31, 2014, letters of credit issued by CEP under the Renaissance Reinsurance Master Reimbursement Agreement were outstanding in the amount of $300.0 million and £70.0 million, respectively. Pursuant to the Renaissance Reinsurance Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Renaissance Reinsurance Master Agreement certain qualifying securities with a value (as determined as therein provided) that equals or exceeds the aggregate amount of the then-outstanding letters of credit issued under the Renaissance Reinsurance Master Agreement.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into the Master Agreement (the “Specialty Risks Master Agreement” and, together with the Renaissance Reinsurance Master Agreement, the “Master Agreements”) which provides for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit which are used to support business written by Syndicate 1458 and a related Pledge Agreement (the “Specialty Risks Pledge Agreement” and, together with the Renaissance Reinsurance Pledge Agreement, the “Pledge Agreements”). At December 31, 2014, letters of credit issued by CEP under the Specialty Risks Master Agreement were outstanding in the amount of $9.1 million. Pursuant to the Specialty Risks Pledge Agreement, RenaissanceRe Specialty Risks has agreed to pledge to CEP at all times during the term of the Specialty Risks Master Agreement certain qualifying securities with a value (as determined as therein provided) equal to the aggregate amount of the then-outstanding letters of credit issued under the Specialty Risks Master Agreement.
Each of the Master Agreements and the Pledge Agreements contains representations, warranties and covenants that are customary for facilities of this type.
Letters of Credit
At December 31, 2014, the Company had total letters of credit outstanding under all facilities of $624.9 million.
Renaissance Reinsurance is also party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
DaVinciRe Loan Agreement
On March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three-month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40:1 and a net worth of no less than $500.0 million. At December 31, 2014, $100.0 million remained outstanding under the Loan Agreement. No additional amounts may be borrowed by DaVinciRe under the Loan Agreement.

Interest Paid and Scheduled Debt Maturity
Interest paid on the Company’s debt totaled $17.2 million for the year ended December 31, 2014 (2013 – $20.1 million, 2012 – $23.1 million).
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2014:

2015	$—
2016	—
2017	—
2018	—
2019	—
After 2019	250,000
Unamortized debt issuance expenses	(478)
$249,522

NOTE 10. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets is set forth below:

	2014	2013
Redeemable noncontrolling interest - DaVinciRe	$1,037,306	$1,063,368
Redeemable noncontrolling interest - Medici	94,402	36,492
Redeemable noncontrolling interest	$1,131,708	$1,099,860

Noncontrolling interest - Angus Fund	$—	$—

A summary of the Company’s noncontrolling interests on its consolidated statements of operations is set forth below:

	2014	2013	2012
Redeemable noncontrolling interest - DaVinciRe	$149,817	$150,581	$147,499
Redeemable noncontrolling interest - Medici	3,721	617	—
Noncontrolling interest - Angus Fund	—	(54)	541
Net income (loss) attributable to noncontrolling interests	$153,538	$151,144	$148,040

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 23.4% at December 31, 2014 (2013 - 27.3%).
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
2014
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including RenaissanceRe, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $60.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.5%, effective January 1, 2014. During February 2014, DaVinciRe paid $30.0 million of the $60.0 million holdback. There were no additional payments of the holdback during the remainder of 2014.
Effective July 1, 2014, RenaissanceRe sold a portion of its shares of DaVinciRe to an existing third party shareholder. RenaissanceRe sold these shares for $38.9 million. The Company's ownership in DaVinciRe was 26.5% at June 30, 2014 and subsequent to the above transaction, its ownership interest in DaVinciRe decreased to 23.4% effective July 1, 2014.
See “Note 23. Subsequent Events” for additional information related to DaVinciRe shareholder transactions which occurred subsequent to December 31, 2014.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2014	2013
Balance – January 1	$1,063,368	$968,259
Redemption of shares from redeemable noncontrolling interest	(224,455)	(209,356)
Sale of shares to redeemable noncontrolling interest	48,576	153,884
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	149,817	150,581
Balance – December 31	$1,037,306	$1,063,368

Redeemable Noncontrolling Interest - Medici
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
2014
During 2014, third-party investors subscribed for and redeemed an aggregate of $57.3 million and $3.1 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici decreased to 53.2%, effective December 31, 2014.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	2014	2013
Balance – January 1	$36,492	$—
Redemption of shares from redeemable noncontrolling interest	(3,075)	(1,325)
Sale of shares to redeemable noncontrolling interest	57,264	37,200
Net income attributable to redeemable noncontrolling interest	3,721	617
Balance – December 31	$94,402	$36,492

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
As part of the agreement to sell REAL to Munich (see “Note 3. Discontinued Operations” for additional information), the former general partner of the Angus Fund, REAL, transferred its general partner ownership interest to RRV U.S. Holdings LLC (“RRV U.S.”), a wholly owned subsidiary of RenaissanceRe, representing a $55 thousand investment in the Angus Fund, or a 1.1% ownership interest, and RRCA, a former limited partner, transferred its limited partner ownership interest to RenTech U.S. Holdings LLC (“RenTech”), a wholly owned subsidiary of RenaissanceRe, representing a $2.0 million investment in the Angus Fund, or a 35.0% ownership interest. There was no gain or loss recognized on the above transactions.
Effective December 1, 2013, both RRV U.S. and RenTech contributed their ownership interests in the Angus Fund to Angus for $2.3 million, in return for equity interests in Angus. The Company previously had an equity interest of 38.8% in Angus, and as a result of these transactions, its equity interest in Angus has increased to 42.5%. In addition, these transactions resulted in $1.7 million of additional goodwill related to the Company’s additional investment in Angus. During the first quarter of 2014, Angus raised additional capital from its existing third party investors. The Company did not participate in this capital raise and, as a result, the Company’s ownership interest in Angus is 40.4% at December 31, 2014. The Company records its equity investment in Angus one quarter in arrears.
Prior to December 1, 2013, the Angus Fund met the definition of a VIE; therefore the Company evaluated its ownership in the Angus Fund to determine if it was the primary beneficiary. The Company had concluded it was the primary beneficiary of the Angus Fund as it had the power to direct, and had a more than insignificant economic interest in, the activities of the Angus Fund and as such, the financial position and results of operations of the Angus Fund were consolidated. The portion of the Angus Fund’s earnings owned by third parties was recorded in the consolidated statements of operations as net income attributable to noncontrolling interest. Effective December 1, 2013, the Company concluded that it no longer had the power to direct the activities, nor was it the primary beneficiary, of the Angus Fund and as a result, it was deconsolidated. The Company’s equity investment in Angus is recorded under investments in other ventures, under equity method on its consolidated balance sheets. See “Note. 5 Investments” for additional information related to the Company’s investments in other ventures, under equity method.
The activity in noncontrolling interest is detailed in the table below:

	2014	2013
Balance – January 1	$—	$3,991
Adjustment of ownership interest	—	(3,709)
Net loss attributable to noncontrolling interest	—	(54)
Dividends on common shares	—	(228)
Balance – December 31	$—	$—

NOTE 11. VARIABLE INTEREST ENTITIES
Upsilon Fund
Effective November 13, 2014, the Company incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares.
Upsilon Fund is considered a VIE as the voting rights of the equity investors are not proportionate with the respective obligation to absorb expected losses or right to receive expected residual returns. The Company does not have the obligation to absorb the losses, nor the right to receive the benefits, in accordance with the accounting guidance, that could be significant to Upsilon Fund. However the Company does have the power over the activities that most significantly impact the economic performance of Upsilon Fund. Since the Company does not meet both criteria noted above, the Company is not the primary beneficiary of Upsilon Fund, and accordingly, does not consolidate Upsilon Fund. The Company has not provided any financial or other support to Upsilon Fund that was not contractually required to be provided.
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
At December 31, 2014, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $621.3 million and $621.3 million, respectively (2013 - $474.2 million and $474.2 million, respectively), including $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepting during the first quarter of 2015 (2013 - $156.3 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2013 for risks incepted during the first quarter of 2014).
Inclusive of all capital raised for risks incepting during 2014, the Company has a 30.5% participation in the original risks assumed by Upsilon RFO for the period from January 1, 2014 through December 31, 2014.
See “Note 23. Subsequent Events” for additional information related to Upsilon RFO transactions which occurred subsequent to December 31, 2014.

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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At December 31, 2014, the total assets and total liabilities of Mona Lisa Re were $184.0 million and $184.0 million, respectively (2013 - $209.6 million and $209.6 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $7.4 million and $5.1 million, respectively, during 2014 (2013 - $9.2 million and $6.5 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $8.2 million and $5.7 million, respectively, during 2014 (2013 - $4.8 million and $3.5 million, respectively).
NOTE 12. SHAREHOLDERS’ EQUITY
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2014	2013	2012
(thousands of shares)
Issued and outstanding shares – January 1	43,646	45,542	51,543
Repurchase of shares	(5,355)	(2,451)	(6,399)
Exercise of options and issuance of restricted stock awards	151	555	398
Issued and outstanding shares – December 31	38,442	43,646	45,542

The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.29 per common share to shareholders of record on March 14, June 13, September 15 and December 15, 2014, respectively. Dividends declared and paid on common shares amounted to $1.16 per common share for the year ended December 31, 2014 (2013 - $1.12, 2012 - $1.08), or $45.9 million on all common shares outstanding (2013 - $49.3 million, 2012 - $53.4 million).
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the year ended December 31, 2014, the Company repurchased an aggregate of 5.4 million shares in open market transactions at an aggregate cost of $514.2 million, and at an average share price of $96.04. On November 13, 2014, RenaissanceRe’s Board of Directors approved a renewal of the authorized share repurchase program to an aggregate amount of $500.0 million. At December 31, 2014, $500.0 million remained available for repurchase under the Board authorized share repurchase program.
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
During the year ended December 31, 2014, RenaissanceRe declared and paid $22.4 million in preference share dividends (2013 - $24.9 million, 2012 - $34.9 million).

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2014	2013	2012
(thousands of shares)
Numerator:
Net income available to RenaissanceRe common shareholders	$510,337	$665,676	$566,014
Amount allocated to participating common shareholders (1)	(6,760)	(9,520)	(8,973)
Net income allocated to RenaissanceRe common shareholders	$503,577	$656,156	$557,041
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	39,425	43,349	48,873
Per common share equivalents of employee stock options and restricted shares	543	779	730
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	39,968	44,128	49,603
Basic income per RenaissanceRe common share	$12.77	$15.14	$11.40
Diluted income per RenaissanceRe common share	$12.60	$14.87	$11.23

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan.
NOTE 14. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
The Company has equity interests in the Tower Hill Companies as described in “Note 5. Investments”. The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by the Tower Hill Companies. For the year ended December 31, 2014, the Company recorded $40.0 million (2013 - $46.7 million, 2012 - $41.1 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates. Gross premiums earned totaled $41.9 million (2013 - $44.9 million, 2012 - $36.1 million) and expenses incurred were $4.7 million (2013 - $5.3 million, 2012 - $3.9 million) for the year ended December 31, 2014. The Company had a net related outstanding receivable balance of $18.3 million as of December 31, 2014 (2013 - $20.2 million). During 2014, the Company assumed net claims and claims expenses of $3.6 million (2013 - $4.1 million, 2012 - $4.0 million) and, as of December 31, 2014, had a net reserve for claims and claim expenses of $40.3 million (2013 - $37.1 million). In addition, the Company received distributions of $10.0 million from THIG during 2014 (2013 - $9.8 million).
As a result of the transactions described in “Note 10. Noncontrolling Interests”, the Company has cumulatively invested $10.5 million in Angus, representing a 40.4% equity interest, which is accounted for under the equity method of accounting. Angus primarily provides commodity related risk management products to third party customers. For the year ended December 31, 2014, the Company generated other income of $Nil (2013 - $5.0 million, 2012 - $7.9 million) associated with Angus related transactions which is reflected in the Company’s discontinued operations with respect to REAL.
During 2014, the Company received distributions from Top Layer Re of $Nil (2013 - $Nil, 2012 - $Nil), and a management fee of $2.8 million (2013 - $3.8 million, 2012 - $4.1 million). The management fee reimburses the Company for services it provides to Top Layer Re.
During 2014, the Company received 89.2% of its aggregate Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written (2013 - 88.2%, 2012 - 84.6%) from three brokers. Subsidiaries and affiliates of AON Benfield, Marsh Inc., and the Willis Group accounted for approximately 56.1%, 21.2% and 11.9%, respectively, of gross premiums written for the aggregate of the Catastrophe Reinsurance and Specialty Reinsurance segments in 2014 (2013 - 48.6%, 22.7% and 16.9%, respectively, 2012 - 51.5%, 21.4% and 11.7%, respectively).

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
The following is a summary of the Company’s income from continuing operations before taxes allocated between domestic and foreign operations:

Year ended December 31,	2014	2013	2012
Domestic
Bermuda	$701,476	$873,103	$795,378
Foreign
United Kingdom	(3,166)	(12,678)	(15,404)
U.S.	(10,977)	(20,019)	(16,467)
Ireland	1,549	1,855	3,318
Singapore	(2,018)	(1,223)	13
Income from continuing operations before taxes	$686,864	$841,038	$766,838

Income tax (expense) benefit is comprised as follows:

Year ended December 31, 2014	Current	Deferred	Total
Total income tax (expense) benefit	$(699)	$91	$(608)
Year ended December 31, 2013
Total income tax (expense) benefit	$(2,005)	$313	$(1,692)
Year ended December 31, 2012
Total income tax (expense) benefit	$(1,667)	$254	$(1,413)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0%, 12.5%, 21.5% and 17.0% have been used for Bermuda, the U.S., Ireland, the U.K. and Singapore, respectively.
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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2014	2013	2012
Expected income tax benefit	$4,725	$9,930	$8,889
Change in valuation allowance	(5,554)	(8,574)	(6,212)
Other	221	(3,048)	(4,090)
Income tax expense	$(608)	$(1,692)	$(1,413)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2014	2013
Deferred tax assets
Tax loss and credit carryforwards	$37,933	$34,429
Deferred interest expense	17,066	12,608
Accrued expenses	3,413	1,096
Amortization and depreciation	1,686	1,730
Deferred underwriting results	1,586	1,873
Investments	290	4,694
	61,974	56,430
Deferred tax liabilities
Amortization and depreciation	(54)	(155)
	(54)	(155)
Net deferred tax asset before valuation allowance	61,920	56,275
Valuation allowance	(61,660)	(56,106)
Net deferred tax asset (liability)	$260	$169

During 2014, the Company recorded a net increase to the valuation allowance of $5.6 million (2013 – increase of $21.0 million, 2012 – increase of $6.2 million). The Company’s net deferred tax asset primarily relates to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to interest expense, underwriting results, accrued expenses and investments. The Company’s U.S. operations generated a cumulative GAAP taxable loss for the three year periods ended December 31, 2014 and 2013. Accordingly, the Company believes that it is more likely than not that the U.S. net deferred tax asset will not be realized and as a result has provided a full valuation allowance against its U.S. net deferred tax asset. In addition, a valuation allowance has been provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards and deferred underwriting results.
In the U.S., the Company has net operating loss carryforwards of $65.0 million. Under applicable law, the U.S. net operating loss carryforwards will begin to expire in 2031. In Ireland, the Company has net operating loss carryforwards of $10.8 million. In the U.K., the Company has net operating loss carryforwards of $45.5 million. In Singapore, the Company has net operating loss carryforwards of $3.9 million. Under applicable law, the Irish, U.K. and Singapore net operating losses can be carried forward for an indefinite period.
The Company had a net payment for U.S. federal, Irish, U.K. and Singapore income taxes of $1.1 million for the year ended 2014 (2013 – net payment of $1.2 million, 2012 – net refund of $13.2 million).
The Company has unrecognized tax benefits of $Nil as of December 31, 2014 (2013 – $Nil). Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense.  At December 31, 2014, interest and penalties accrued on unrecognized tax benefits were $Nil. Income tax returns filed for tax years 2009 through 2013, 2010 through 2013, 2013 and 2012 through 2013, are open for examination by the Internal Revenue Service, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its results from operations and financial condition.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Twelve months ended December 31, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$933,969	$346,638	$269,656	$309	$1,550,572
Net premiums written	$541,608	$295,855	$230,429	$344	$1,068,236
Net premiums earned	$590,845	$253,537	$217,666	$368	$1,062,416
Net claims and claim expenses incurred	1,757	88,502	113,825	(6,137)	197,947
Acquisition expenses	43,161	60,936	46,927	(6,548)	144,476
Operational expenses	95,851	43,370	51,115	303	190,639
Underwriting income	$450,076	$60,729	$5,799	$12,750	529,354
Net investment income				124,316	124,316
Net foreign exchange gains				6,260	6,260
Equity in earnings of other ventures				26,075	26,075
Other loss				(423)	(423)
Net realized and unrealized gains on investments				41,433	41,433
Corporate expenses				(22,987)	(22,987)
Interest expense				(17,164)	(17,164)
Income before taxes and noncontrolling interests					686,864
Income tax expense				(608)	(608)
Net income attributable to noncontrolling interests				(153,538)	(153,538)
Dividends on preference shares				(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders					$510,337

Net claims and claim expenses incurred – current accident year	$67,268	$144,411	$130,066	$—	$341,745
Net claims and claim expenses incurred – prior accident years	(65,511)	(55,909)	(16,241)	(6,137)	(143,798)
Net claims and claim expenses incurred – total	$1,757	$88,502	$113,825	$(6,137)	$197,947

Net claims and claim expense ratio – current accident year	11.4%	57.0%	59.8%	—%	32.2%
Net claims and claim expense ratio – prior accident years	(11.1)%	(22.1)%	(7.5)%	(1,667.7)%	(13.6)%
Net claims and claim expense ratio – calendar year	0.3%	34.9%	52.3%	(1,667.7)%	18.6%
Underwriting expense ratio	23.5%	41.1%	45.0%	(1,697.0)%	31.6%
Combined ratio	23.8%	76.0%	97.3%	(3,364.7)%	50.2%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $0.3 million.

Twelve months ended December 31, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$1,120,379	$259,489	$226,532	$(988)	$1,605,412
Net premiums written	$753,078	$248,562	$201,697	$610	$1,203,947
Net premiums earned	$723,705	$214,306	$176,029	$586	$1,114,626
Net claims and claim expenses incurred	7,908	67,236	95,693	450	171,287
Acquisition expenses	49,161	41,538	34,823	(21)	125,501
Operational expenses	108,130	31,780	50,540	655	191,105
Underwriting income (loss)	$558,506	$73,752	$(5,027)	$(498)	626,733
Net investment income				208,028	208,028
Net foreign exchange gains				1,917	1,917
Equity in earnings of other ventures				23,194	23,194
Other loss				(2,359)	(2,359)
Net realized and unrealized gains on investments				35,076	35,076
Corporate expenses				(33,622)	(33,622)
Interest expense				(17,929)	(17,929)
Income from continuing operations before taxes and noncontrolling interests					841,038
Income tax expense				(1,692)	(1,692)
Income from discontinued operations				2,422	2,422
Net income attributable to noncontrolling interests				(151,144)	(151,144)
Dividends on preference shares				(24,948)	(24,948)
Net income available to RenaissanceRe common shareholders					$665,676

Net claims and claim expenses incurred – current accident year	$109,945	$101,347	$103,949	$—	$315,241
Net claims and claim expenses incurred – prior accident years	(102,037)	(34,111)	(8,256)	450	(143,954)
Net claims and claim expenses incurred – total	$7,908	$67,236	$95,693	$450	$171,287

Net claims and claim expense ratio – current accident year	15.2%	47.3%	59.1%	—%	28.3%
Net claims and claim expense ratio – prior accident years	(14.1)%	(15.9)%	(4.7)%	76.8%	(12.9)%
Net claims and claim expense ratio – calendar year	1.1%	31.4%	54.4%	76.8%	15.4%
Underwriting expense ratio	21.7%	34.2%	48.5%	108.2%	28.4%
Combined ratio	22.8%	65.6%	102.9%	185.0%	43.8%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $(1.0) million.

Year ended December 31, 2012	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$1,182,207	$209,887	$159,987	$(490)	$1,551,591
Net premiums written	$766,035	$201,552	$135,131	$(61)	$1,102,657
Net premiums earned	$781,738	$164,685	$122,968	$(36)	$1,069,355
Net claims and claim expenses incurred	165,209	76,813	80,242	2,947	325,211
Acquisition expenses	66,665	23,826	22,864	187	113,542
Operational expenses	103,811	29,124	45,680	536	179,151
Underwriting income (loss)	$446,053	$34,922	$(25,818)	$(3,706)	451,451
Net investment income				165,725	165,725
Net foreign exchange gains				5,319	5,319
Equity in earnings of other ventures				23,238	23,238
Other loss				(2,120)	(2,120)
Net realized and unrealized gains on investments				163,121	163,121
Net other-than-temporary impairments				(343)	(343)
Corporate expenses				(16,456)	(16,456)
Interest expense				(23,097)	(23,097)
Income from continuing operations before taxes					766,838
Income tax expense				(1,413)	(1,413)
Loss from discontinued operations				(16,476)	(16,476)
Net income attributable to noncontrolling interests				(148,040)	(148,040)
Dividends on preference shares				(34,895)	(34,895)
Net income attributable to RenaissanceRe common shareholders					$566,014

Net claims and claim expenses incurred – current accident year	$275,777	$110,959	$96,444	$—	$483,180
Net claims and claim expenses incurred – prior accident years	(110,568)	(34,146)	(16,202)	2,947	(157,969)
Net claims and claim expenses incurred – total	$165,209	$76,813	$80,242	$2,947	$325,211

Net claims and claim expense ratio – current accident year	35.3%	67.4%	78.4%	—%	45.2%
Net claims and claim expense ratio – prior accident years	(14.2)%	(20.8)%	(13.1)%	(8,186.1)%	(14.8)%
Net claims and claim expense ratio – calendar year	21.1%	46.6%	65.3%	(8,186.1)%	30.4%
Underwriting expense ratio	21.8%	32.2%	55.7%	(2,008.3)%	27.4%
Combined ratio	42.9%	78.8%	121.0%	(10,194.4)%	57.8%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $0.5 million.

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2014	2013	2012
Catastrophe Reinsurance
U.S. and Caribbean	$573,696	$782,211	$857,740
Worldwide	157,674	99,179	81,595
Worldwide (excluding U.S.) (1)	123,476	146,048	139,265
Japan	31,484	39,060	43,238
Europe	25,353	25,659	37,113
Australia and New Zealand	20,807	22,460	18,578
Other	1,479	5,762	4,678
Total Catastrophe Reinsurance	933,969	1,120,379	1,182,207
Specialty Reinsurance
U.S. and Caribbean	169,045	91,203	69,070
Worldwide	161,329	151,879	96,081
Australia and New Zealand	6,898	12,068	28,307
Worldwide (excluding U.S.) (1)	7,506	1,661	—
Europe	460	2,612	16,429
Other	1,400	66	—
Total Specialty Reinsurance	346,638	259,489	209,887
Lloyd’s
U.S. and Caribbean	120,066	88,535	57,332
Worldwide	118,190	104,249	75,132
Worldwide (excluding U.S.) (1)	13,655	8,071	6,064
Europe	7,609	14,763	14,456
Australia and New Zealand	2,907	2,948	2,152
Other	7,229	7,966	4,851
Total Lloyd’s	269,656	226,532	159,987
Other category (2)	309	(988)	(490)
Total gross premiums written	$1,550,572	$1,605,412	$1,551,591

(1)
The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.). The exposure in this category for gross premiums written to date is predominantly from Europe and Japan.

(2)
The Other category consists of contracts that are primarily exposed to U.S. risks and includes inter-segment gross premiums written of $0.3 million for the year ended December 31, 2014 (2013 - $(1.0) million, 2012 - $(0.5) million).

NOTE 17. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS
2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan
The Company has a stock incentive plan (the “2001 Stock Incentive Plan”) under which employees of RenaissanceRe and its subsidiaries may be granted stock options and restricted stock awards. A stock option award under the Company’s 2001 Stock Incentive Plan allows for the purchase of RenaissanceRe Common Shares at a price that is equal to the fair market value of RenaissanceRe Common Shares as of the grant effective date. Options to purchase RenaissanceRe Common Shares are granted periodically by the Board of Directors, generally vest over four years and generally expire 10 years from the date of grant. Restricted common shares are granted periodically by the Board of Directors and generally vest ratably over a four year period. The Company has also established a Non-Employee Director Stock Incentive Plan to issue stock options and shares of restricted stock to RenaissanceRe’s non-employee directors. The Company’s 2001 Stock Incentive Plan also allows for the issuance of share-based awards, the issuance of restricted common shares and the issuance of shares tendered in connection with option exercises. For purposes of determining the number of shares reserved for issuance under the 2001 Stock Plan, shares tendered to or withheld by the Company in connection with certain option exercises will again be available for issuance. The 2001 Stock Incentive Plan expires on February 6, 2016.
Premium Option Plan
In August 2004, RenaissanceRe’s shareholders approved the 2004 Stock Option Incentive Plan (the “Premium Option Plan”) under which 6.0 million common shares were reserved for issuance upon the exercise of options granted under the Premium Option Plan. On August 15, 2007, the Company terminated the Premium Option Plan, such that no further option grants will be made thereunder. However, options outstanding at the time of the termination will, unless otherwise subsequently amended pursuant to the terms of the Premium Option Plan, remain outstanding and unmodified until they expire, subject to the terms of the Premium Option Plan and any applicable award agreement. The Premium Option Plan provides for, among other things, mandatory premium pricing such that options can generally only be issued thereunder with a strike price at a minimum of 150% of the fair market value on the date of grant, minimum five year cliff vesting (subject to waiver by the compensation committee of the Board of Directors), and no discretionary repricing.  The Premium Option Plan includes a dividend protection feature that reduces the strike price for extraordinary dividends and a change in control feature that reduces the strike price based on a pre-established formula in the event of a change in control. Other terms are substantially similar to the 2001 Stock Incentive Plan. The Premium Option Plan expired on May 20, 2014 and at December 31, 2014 there are no options outstanding under the Premium Option Plan.
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
2010 Performance-Based Equity Incentive Plan
In May 2010, RenaissanceRe’s shareholders approved the 2010 Performance-Based Equity Incentive Plan (“2010 Performance Plan”) under which 750,000 shares have been reserved (the “Performance Shares”). The Compensation Committee determined that, beginning in 2010 with the Company’s annual target-level incentive award grant cycle, 25% of the annual equity incentive award grants to each member of RenaissanceRe’s Executive Committee, which includes the Company’s Named Executive Officers, will be subject to vesting conditions based on both continued service and the attainment of pre-established performance goals. If performance goals are achieved, the Performance Shares will vest up to a maximum of 250% of target. The 2010 grants vest over a period of three years and are based on annual performance periods. All subsequent grants cliff vest at the end of a three year vesting period. The Performance Shares have a market condition which is the Company’s total shareholder return relative to its peer group. Total shareholder return is based on the average closing share price over the 20 trading days preceding and including the start and end of the performance period.
The Chief Executive Officer (“CEO”) received a special performance award on his promotion to CEO effective July 1, 2013. The special equity award was issued in the form restricted stock and performance shares. The conditions attached to the restricted stock awards are identical to the conditions under the 2001 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan. If performance goals are achieved, the Performance Shares for the CEO vest up to a maximum of 250% of target. This grant vests over a period of four years, ending December 2016, and is based on annual performance periods.

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

Performance Shares
Year ended December 31,	2014	2013
Expected volatility (1)	14.5% - 18.6%	19.0% - 19.6%
Expected term (in years)	n/a	n/a
Expected dividend yield	n/a	n/a
Risk-free interest rate (1)	0.08% - 1.65%	0.09% - 1.39%

(1)	The expected volatility and risk-free interest rate applied are specific to each tranche of Performance Shares.
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
The total cost of the Performance Shares is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model. The Company recognizes cost equal to fair value per Performance Share multiplied by the target number of Performance Shares on the grant date. The cost is then recognized over the requisite service period net of estimated service-based forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For the year ended December 31, 2014, the Company used a 0% forfeiture rate for performance shares (2013 - 0%).
Restricted Shares
The fair value of restricted shares is determined based on the market value of the Company’s shares on the grant date. The estimated fair value of restricted shares, net of estimated forfeitures, is amortized as an expense over the requisite service period. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For the year ended December 31, 2014, the Company used a 2% forfeiture rate for restricted shares (2013 - 2%).
CSRSUs
CSRSUs are revalued at the end of each quarterly reporting period based on the then value of RenaissanceRe’s stock price. The total cost is adjusted each quarter for unvested CSRSUs to reflect the current share price, and this total cost is amortized as an expense over the requisite service period, net of estimated forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For the year ended December 31, 2014, the Company used a 11% forfeiture rate for its CSRSUs (2013 - 13%).

Summary of Stock Compensation Activity
The following is a summary of activity under the Company’s existing stock compensation plans.
2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2011	1,973,307	$47.33	4.6	$53,363	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(240,668)	45.30		$7,910
Balance, December 31, 2012	1,732,639	$47.61	3.7	$58,305	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(904,547)	46.55		$36,800
Balance, December 31, 2013	828,092	$48.77	2.9	$40,221	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(60,262)	$49.52		$2,900
Balance, December 31, 2014	767,830	$48.71	2.0	$37,246	$37.51 - $59.66
Total options exercisable at December 31, 2014	767,830	$48.71	2.0	$37,246	$37.51 - $59.66

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2011	1,192,000	$73.94		$—	$73.06 - $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(350,000)	74.24		1,250
Balance, December 31, 2012	842,000	$73.82		$6,265	$73.06 - $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(270,000)	74.24		4,921
Balance, December 31, 2013	572,000	$73.62		$13,567	$73.06 - $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(572,000)	73.62		13,414
Balance, December 31, 2014	—	$—	0.0	$—	$—
Total options exercisable at December 31, 2014	—	$—	0.0	$—	$—

2010 Cash Settled Restricted Stock Unit Plan and 2010 Performance-Based Equity Incentive Plan

	Cash Settled Restricted Stock Unit Plan	Performance Shares (1)
	Number of shares	Number of shares	Weighted average grant-date fair value
Nonvested at December 31, 2011	422,973	289,867	$30.06
Awards granted	225,105	144,635	$28.17
Awards vested	(128,401)	(70,843)
Awards forfeited	(26,121)	(4,139)
Nonvested at December 31, 2012	493,556	359,520	$29.46
Awards granted	149,760	134,358	$33.46
Awards vested	(176,265)	(24,606)
Awards forfeited	(72,906)	(109,729)
Nonvested at December 31, 2013	394,145	359,543	$30.55
Awards granted	119,382	102,668	$46.45
Awards vested	(159,094)	—
Awards forfeited	(16,110)	(213,639)
Nonvested at December 31, 2014	338,323	248,572	$39.62

(1) For Performance Shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.
Restricted Stock

	Employee restricted stock		Non-employee director restricted stock		Total restricted stock
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2011	764,761	$53.68	39,585	$58.43	804,346	$53.91
Awards granted	226,827	72.46	16,874	71.69	243,701	72.40
Awards vested	(337,683)	51.06	(20,536)	54.62	(358,219)	51.26
Awards forfeited	(7,157)	53.90	—	—	(7,157)	53.90
Nonvested at December 31, 2012	646,748	$61.63	35,923	$66.83	682,671	$61.90
Awards granted	241,071	87.85	17,162	87.40	258,233	87.82
Awards vested	(311,334)	55.63	(21,599)	66.06	(332,933)	56.31
Awards forfeited	(6,993)	58.14	—	—	(6,993)	58.14
Nonvested at December 31, 2013	569,492	$76.11	31,486	$78.57	600,978	$76.24
Awards granted	215,054	95.79	14,455	95.06	229,509	95.74
Awards vested	(332,725)	73.74	(15,886)	74.96	(348,611)	73.79
Awards forfeited	(99)	55.80	—	—	(99)	55.80
Nonvested at December 31, 2014	451,722	$87.29	30,055	$88.41	481,777	$87.36

Shares available for issuance under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and 2010 Performance Share Plan totaled 3.0 million in the aggregate at December 31, 2014. The total fair value of shares and share units vested during the year ended

December 31, 2014 was $48.7 million (2013 – $47.0 million, 2012 – $43.3 million). Cash in the amount of $0.5 million was received from employees as a result of employee stock option exercises during the year ended December 31, 2014 (2013 – $1.6 million, 2012 – $0.9 million). In connection with share vestings and option exercises, there was no excess windfall tax benefit realized by the Company due to its net operating loss position in the taxable jurisdictions in which it operates. RenaissanceRe issues new shares upon the exercise of an option.
The total stock compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2014 was $37.6 million (2013 – $43.4 million, 2012 – $38.4 million). As of December 31, 2014, there was $30.7 million of total unrecognized compensation cost related to restricted stock awards, $21.6 million related to restricted stock units and $4.3 million related to performance shares expense, which will be recognized, on a weighted average, during the next 1.8, 1.6 and 1.9 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $3.6 million to its defined contribution pension plans in 2014 (2013 – $3.5 million, 2012 – $3.4 million).
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
The actual statutory capital and surplus, required statutory capital and surplus and restricted net assets of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Bermuda		U.K. (1) (2)
At December 31,	2014	2013	2014	2013
Actual statutory capital and surplus	$3,375,317	$3,194,446	$409,046	$380,336
Required statutory capital and surplus	479,346	562,126	409,046	380,336
Restricted net assets	1,018,878	887,083	—	—

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

Statutory net income (loss) of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Statutory Net Income (Loss)
	Bermuda	U.K.
Year ended December 31, 2014	$623,931	$24,433
Year ended December 31, 2013	712,820	7,745
Year ended December 31, 2012	693,887	(10,967)

The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements do not reflect deferred acquisition costs.
The Company does not currently have any U.S. based insurance subsidiaries that would be subject to statutory accounting practices as defined by the National Association of Insurance Commissioners. In

addition, none of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2014 and 2013.
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
The Company is currently completing its 2014 Bermuda-based statutory filings for Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S., which must be filed with the BMA on or before April 30, 2015, and at this time, the Company believes each of Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. will exceed the target level of required statutory capital.
For the years ended December 31, 2014 and 2013, Renaissance Reinsurance submitted applications to the BMA, and received approval, to exempt it from recording and recognizing certain third party guarantees as statutory liabilities and corresponding reductions of statutory capital and surplus for purposes of filing its statutory financial statements. The maximum monetary impact of including the third party guarantees in Renaissance Reinsurance’s statutory financial statements at December 31, 2014 would be an increase to statutory liabilities of $468.6 million (2013 - $168.0 million), and a corresponding decrease to statutory capital and surplus. If these amounts were to be included in Renaissance Reinsurance’s statutory financial statements, Renaissance Reinsurance would still exceed the required measures of solvency and liquidity, and the target level of required statutory capital, as discussed above.

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
SPIs
Under the Insurance Act, Upsilon RFO is considered an SPI. See “Note 11. Variable Interest Entities” for additional information related to Upsilon RFO. Unlike other (re)insurers, such as the Class 3B and Class 4 insurers discussed above, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure.  Further, SPIs are currently not required to file annual loss reserve specialist opinions and the BMA has the discretion to modify such insurer’s reporting requirements under the Insurance Act.  Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. In December 2013, the BMA issued a notice in which it proposed to amend the reporting requirements for SPIs. Under this notice, the BMA could require SPI’s to submit additional schedules together with the existing statutory financial return. These enhanced filing requirements have not yet been finalized by the BMA. The Company currently expects to receive directions from the BMA that would exempt Upsilon RFO from the proposed enhanced filing requirements.
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
Singapore-Based Entities
Branches of Renaissance Reinsurance and DaVinci based in the Republic of Singapore (the “Singapore Branches”) have each received a license to carry on insurance business as a general reinsurer.  The activities of the Singapore Branches are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, the Singapore Branches are regulated by the Accounting and Corporate Regulatory Authority as a foreign company pursuant to Singapore’s Companies Act.  Prior to the establishment of the Singapore Branches, Renaissance Reinsurance and DaVinci had maintained representative offices in Singapore since April 2012. The activities and regulatory requirements of the Singapore Branches are not considered to be material to the Company.
Dividend Restrictions of RenaissanceRe
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and to a degree, cash and securities. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., the U.K. and Ireland. RenaissanceRe’s ability to pay dividends and distribute capital to shareholders is limited by the Bermuda Companies Act 1981, insofar as after the payment, RenaissanceRe must still be able to pay its liabilities as they come due and the realizable value of its assets must be greater than its liabilities. At December 31, 2014, $2.4 billion of RenaissanceRe’s retained earnings would be unrestricted and available for payment of dividends or distribution to shareholders of RenaissanceRe (2013 - $2.6 billion).

Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2014 with respect to the MBRTs totaled $508.6 million and $173.7 million for Renaissance Reinsurance and DaVinci, respectively (2013 – $505.1 million and $173.9 million, respectively), compared to the minimum amount required under U.S. state regulations of $409.9 million and $105.7 million, respectively (2013 – $441.7 million and $135.2 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the state of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RTCs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2014 with respect to the RCTs totaled $43.2 million and $18.8 million for Renaissance Reinsurance and DaVinci, respectively (2013 - $21.1 million and $18.6 million, respectively), compared to the minimum amount required under U.S. state regulations of $17.5 million and $10.3 million, respectively (2013 - $16.3 million and $10.2 million, respectively).
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

The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$468	468	$—	Other assets	$—	$—
Foreign currency forward contracts (1)	5,740	1,737	4,003	Other assets	—	4,003
Foreign currency forward contracts (2)	3,959	648	3,311	Other assets	—	3,311
Credit default swaps	468	88	380	Other assets	310	70
Total	$10,635	$2,941	$7,694		$310	$7,384

	Derivative Liabilities
At December 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,037	468	$569	Other liabilities	$569	$—
Foreign currency forward contracts (1)	1,319	967	352	Other liabilities	—	352
Foreign currency forward contracts (2)	724	649	75	Other liabilities	—	75
Credit default swaps	251	88	163	Other liabilities	—	163
Weather contract	190	—	190	Other liabilities	190	—
Total	$3,521	$2,172	$1,349		$759	$590

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$897	62	$835	Other assets	$—	$835
Foreign currency forward contracts (1)	9,612	1,179	8,433	Other assets	—	8,433
Foreign currency forward contracts (2)	1,013	338	675	Other assets	—	675
Credit default swaps	806	82	724	Other assets	310	414
Total	$12,328	$1,661	$10,667		$310	$10,357

	Derivative Liabilities
At December 31, 2013	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$74	62	$12	Other liabilities	$12	$—
Foreign currency forward contracts (1)	2,204	28	2,176	Other liabilities	—	2,176
Foreign currency forward contracts (2)	1,557	338	1,219	Other liabilities	—	1,219
Credit default swaps	94	82	12	Other liabilities	—	12
Weather contract	2,490	—	2,490	Other liabilities	2,490	—
Total	$6,419	$510	$5,909		$2,502	$3,407

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 5. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2014	2013	2012
Interest rate futures	Net realized and unrealized gains on investments	$(32,713)	$29,695	$(1,746)
Foreign currency forward contracts (1)	Net foreign exchange gains	4,457	889	13,804
Foreign currency forward contracts (2)	Net foreign exchange gains	12,623	(3,015)	(3,445)
Credit default swaps	Net realized and unrealized gains on investments	328	1,363	1,074
Weather contract	Net realized and unrealized gains on investments	1,454	(1,331)	—
Total		$(13,851)	$27,601	$9,687

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2014.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At December 31, 2014, the Company had $587.0 million of notional long positions and $617.4 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (2013 – $1,169.3 million and $356.6 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2014, the Company had outstanding underwriting related foreign currency contracts of $144.8 million in notional long positions and $121.6 million in notional short positions, denominated in U.S. dollars (2013 – $263.6 million and $139.8 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2014, the Company had outstanding investment portfolio related foreign currency contracts of $35.8 million in notional long positions and $150.1 million in notional short positions, denominated in U.S. dollars (2013 – $39.6 million and $159.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2014, the Company had outstanding credit derivatives of $4.6 million in notional long positions and $19.4 million in notional short positions, denominated in U.S. dollars (2013 – $7.1 million and $18.4 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. At December 31, 2014, the Company had an outstanding weather contract with an insurance company of $2.2 million in a notional short position (2013 - $6.4 million).
NOTE 20. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
CONCENTRATION OF CREDIT RISK
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2014. See “Note 7. Reinsurance”, for information with respect to reinsurance recoverable.
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

LETTERS OF CREDIT AND OTHER COMMITMENTS
At December 31, 2014, the Company’s banks have issued letters of credit of approximately $624.9 million in favor of certain ceding companies, including the letter of credit facility with CEP noted below. In connection with the Company’s Top Layer Re joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s standby letter of credit facility contains certain financial covenants.
On April 26, 2010, Renaissance Reinsurance and CEP entered into a Pledge Agreement in respect of its letter of credit facility with CEP which is evidenced by the Master Reimbursement Agreement, dated as of April 29, 2009, and provides for the issuance and renewal of letters of credit which are used to support business written by Syndicate 1458. Letter of credit fees will be payable pursuant to the terms of the Reimbursement Agreement. At December 31, 2014, these letters of credit amounted to $300.0 million and £70.0 million, respectively. Pursuant to the Pledge Agreement, Renaissance Reinsurance has agreed to pledge and maintain certain securities with a collateral value equal to 75% of the aggregate amount of the then outstanding letters of credit. In respect of the 25% unsecured portion, Renaissance Reinsurance is required to comply with certain financial covenants, including maintaining a certain minimum financial strength rating, minimum net worth, and a maximum consolidated debt to capital ratio for the consolidated group. In the event Renaissance Reinsurance is unable to satisfy any of these financial covenants, it will be required to pledge additional collateral in respect of the unsecured portion.
PRIVATE EQUITY AND INVESTMENT COMMITMENTS
The Company has committed capital to private equity partnerships and other entities of $623.8 million, of which $544.1 million has been contributed at December 31, 2014. The Company’s remaining commitments to these funds at December 31, 2014 totaled $84.0 million. These commitments do not have a defined contractual commitment date.
INDEMNIFICATIONS AND WARRANTIES
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.
OPERATING AND CAPITAL LEASES
The Company leases office space under operating leases which expire at various dates through 2021. Future minimum lease payments under existing operating leases are expected to be as follows:

Minimum lease payments
2015	$6,184
2016	5,234
2017	2,321
2018	2,035
2019	1,455
After 2019	142
Future minimum lease payments under existing operating leases	$17,371

The Company’s capital leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. The future minimum lease payments of the Company’s capital leases are detailed below, and relate principally to the transaction noted above, excluding the bargain renewal option.

Minimum lease payments
2015	$3,017
2016	3,017
2017	2,417
2018	2,501
2019	2,661
After 2019	23,433
Future minimum lease payments under existing capital leases	$37,046

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
PLATINUM ACQUISITION
On November 24, 2014, the Company announced that RenaissanceRe and Platinum entered into a Merger Agreement under which RenaissanceRe will acquire Platinum. The transaction will benefit the combined companies’ clients through an expanded product offering and broker relationships and will accelerate the growth of the Company’s U.S. specialty and casualty reinsurance platform. The agreement has been unanimously approved by both companies’ Board of Directors and, if approved by Platinum shareholders, the transaction is expected to close on March 2, 2015. Platinum has scheduled a special meeting of shareholders to consider and vote upon the proposed acquisition and related matters on February 27, 2015. There can be no assurance that the Merger will occur.
Upon completion of the Merger, Platinum Common Shares (other than dissenting shares) shall be canceled and converted into the right to receive, at the election of the holder thereof in accordance with the terms of the Merger Agreement, (i) the cash election consideration, which is an amount of cash equal to $66.00 (the “Cash Election Consideration”), (ii) the share election consideration, which is 0.6504 common shares, par value $1.00 per share of RenaissanceRe (“RenaissanceRe Common Shares”) (the “Share Election Consideration”), or (iii) the standard election consideration (the “Standard Election Consideration”), which is comprised of the standard exchange ratio (which is 0.2960 RenaissanceRe Common Shares) and the standard cash amount (which is an amount of cash equal to $35.96), in each case less applicable withholding taxes and plus cash in lieu of any fractional RenaissanceRe Common Shares such Platinum shareholders would otherwise be entitled to receive. The number of RenaissanceRe Common Shares to be issued to Platinum shareholders as consideration for the Merger is 7.5 million, and each of the Cash Election Consideration and the Share Election Consideration is subject to proration if the un-prorated aggregate share consideration is less than or greater than, respectively, 7.5 million RenaissanceRe Common Shares. All Platinum Common Shares that are held by Platinum as treasury stock or held by any wholly owned subsidiary of Platinum, or owned by RenaissanceRe or any wholly owned subsidiary of RenaissanceRe immediately before the Merger, will be canceled and no payment will be made in respect thereof.
In addition, the Merger Agreement requires that, subject to applicable laws, following the date of approval and adoption of the Merger Agreement by the Platinum shareholders and prior to the Effective Time (as defined in the Merger Agreement), Platinum shall declare and pay the special dividend of $10.00 per Platinum Common Share (the “Special Dividend”) to the holders of record of outstanding Platinum Common Shares as of a record date for the Special Dividend to be set as designated by Platinum’s board of directors. On February 10, 2015, Platinum announced that the Special Dividend would be payable prior to the effective time of the Merger on the closing date of the Merger to Platinum shareholders of record at the close of business on the last business day prior to the closing date, which Special Dividend is conditioned on the Merger having been approved by the shareholders of Platinum at the special meeting of its shareholders on February 27, 2015 (or any adjournment or postponement thereof).
The aggregate consideration for the transaction is expected to be approximately $1.9 billion, comprised of the Special Dividend, the issuance of 7.5 million RenaissanceRe Common Shares, and cash consideration. The Company anticipates funding the cash consideration to be paid by RenaissanceRe from available cash resources, the liquidation of certain of the Company’s fixed maturity investments trading, and short term alternative financing. Following the closing of the Merger, if such closing occurs, the Company intends to issue $300.0 million in debt to replace the short term alternative financing used to fund part of the cash consideration to be paid by RenaissanceRe. However, there can be no assurance that the Company will be able to secure adequate sources of financing on favorable terms.
The Company incurred $6.7 million of corporate expenses associated with the Merger in 2014 and is contractual obligated to pay an investment bank $10.0 million upon closing of the Merger. The Company expects to incur additional costs and expenses associated with the Merger in 2015.

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues
Gross premiums written	$705,260	$635,418	$511,540	$703,223	$200,992	$182,649	$132,780	$84,122
Net premiums written	$450,347	$436,813	$346,407	$559,109	$159,713	$127,241	$111,769	$80,784
(Increase) decrease in unearned premiums	(163,813)	(165,558)	(85,991)	(267,220)	99,266	167,476	144,718	175,981
Net premiums earned	286,534	271,255	260,416	291,889	258,979	294,717	256,487	256,765
Net investment income	38,948	43,202	34,541	26,163	24,941	59,931	25,886	78,732
Net foreign exchange (losses) gains	(1,061)	614	2,392	(932)	5,036	488	(107)	1,747
Equity in earnings of other ventures	4,199	5,835	7,232	3,772	9,806	7,313	4,838	6,274
Other income (loss)	62	(1,709)	(535)	(1,128)	(1,169)	651	1,219	(173)
Net realized and unrealized gains (losses) on investments	14,927	14,269	27,128	(69,529)	(31,097)	28,472	30,475	61,864
Total revenues	343,609	333,466	331,174	250,235	266,496	391,572	318,798	405,209
Expenses
Net claims and claim expenses incurred	58,915	27,251	81,388	103,962	69,647	60,928	(12,003)	(20,854)
Acquisition costs	33,700	25,009	33,477	31,767	37,550	37,699	39,749	31,026
Operational expenses	42,624	45,986	45,841	42,789	46,972	44,672	55,202	57,658
Corporate expenses	4,545	4,482	3,954	21,529	3,905	4,307	10,583	3,304
Interest expense	4,293	5,034	4,292	4,300	4,290	4,298	4,289	4,297
Total expenses	144,077	107,762	168,952	204,347	162,364	151,904	97,820	75,431
Income from continuing operations before taxes	199,532	225,704	162,222	45,888	104,132	239,668	220,978	329,778
Income tax (expense) benefit	(166)	(122)	204	(11)	(245)	(223)	(401)	(1,336)
Income from continuing operations	199,366	225,582	162,426	45,877	103,887	239,445	220,577	328,442
Income (loss) from discontinued operations	—	9,774	—	2,427	—	(9,779)	—	—
Net income	199,366	235,356	162,426	48,304	103,887	229,666	220,577	328,442
Net income attributable to noncontrolling interests	(42,768)	(38,607)	(36,078)	(14,015)	(30,477)	(44,331)	(44,215)	(54,191)
Net income available to RenaissanceRe	156,598	196,749	126,348	34,289	73,410	185,335	176,362	274,251
Dividends on preference shares	(5,595)	(6,275)	(5,596)	(7,483)	(5,595)	(5,595)	(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders	$151,003	$190,474	$120,752	$26,806	$67,815	$179,740	$170,767	$268,656
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$3.61	$4.10	$3.00	$0.55	$1.72	$4.32	$4.46	$6.14
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – basic	—	0.22	—	0.06	—	(0.23)	—	—
Net income available to RenaissanceRe common shareholders per common share – basic	$3.61	$4.32	$3.00	$0.61	$1.72	$4.09	$4.46	$6.14
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$3.56	$4.01	$2.95	$0.55	$1.70	$4.23	$4.42	$6.05
Income (loss) from discontinued operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	—	0.22	—	0.05	—	(0.22)	—	—
Net income available to RenaissanceRe common shareholders per common share – diluted	$3.56	$4.23	$2.95	$0.60	$1.70	$4.01	$4.42	$6.05
Average shares outstanding – basic	41,238	43,461	39,736	43,372	38,975	43,330	37,752	43,160
Average shares outstanding – diluted	41,903	44,290	40,395	44,243	39,433	44,135	38,145	43,769

NOTE 22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at December 31, 2014 and 2013, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, respectively, for RenaissanceRe, RRNAH and RenaissanceRe’s other subsidiaries. RRNAH is a 100% owned subsidiary of RenaissanceRe.
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

Condensed Consolidating Balance Sheet at December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$137,006	$88,150	$6,518,594	$—	$6,743,750
Cash and cash equivalents	5,986	1,033	518,565	—	525,584
Investments in subsidiaries	3,509,974	71,796	—	(3,581,770)	—
Due from subsidiaries and affiliates	126,548	23	—	(126,571)	—
Premiums receivable	—	—	440,007	—	440,007
Prepaid reinsurance premiums	—	—	94,810	—	94,810
Reinsurance recoverable	—	—	66,694	—	66,694
Accrued investment income	—	121	26,388	—	26,509
Deferred acquisition costs	—	—	110,059	—	110,059
Receivable for investments sold	10	—	52,380	—	52,390
Other assets	112,400	1,242	131,563	(101,458)	143,747
Total assets	$3,891,924	$162,365	$7,959,060	$(3,809,799)	$8,203,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,412,510	$—	$1,412,510
Unearned premiums	—	—	512,386	—	512,386
Debt	—	249,522	—	—	249,522
Amounts due to subsidiaries and affiliates	6,000	233	—	(6,233)	—
Reinsurance balances payable	—	—	454,580	—	454,580
Payable for investments purchased	—	—	203,021	—	203,021
Other liabilities	20,209	4,013	351,344	(1,458)	374,108
Total liabilities	26,209	253,768	2,933,841	(7,691)	3,206,127
Redeemable noncontrolling interests	—	—	1,131,708	—	1,131,708
Shareholders’ Equity
Total shareholders’ equity	3,865,715	(91,403)	3,893,511	(3,802,108)	3,865,715
Total liabilities, noncontrolling interests and shareholders’ equity	$3,891,924	$162,365	$7,959,060	$(3,809,799)	$8,203,550

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$210,719	$98,784	$6,512,209	$—	$6,821,712
Cash and cash equivalents	8,796	4,027	395,209	—	408,032
Investments in subsidiaries	3,294,729	74,718	—	(3,369,447)	—
Due from subsidiaries and affiliates	296,752	—	—	(296,752)	—
Premiums receivable	—	—	474,087	—	474,087
Prepaid reinsurance premiums	—	—	66,132	—	66,132
Reinsurance recoverable	—	—	101,025	—	101,025
Accrued investment income	—	110	33,955	—	34,065
Deferred acquisition costs	—	—	81,684	—	81,684
Receivable for investments sold	14	—	75,831	—	75,845
Other assets	112,234	1,481	102,834	(100,000)	116,549
Total assets	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,563,730	$—	$1,563,730
Unearned premiums	—	—	477,888	—	477,888
Debt	—	249,430	—	—	249,430
Amounts due to subsidiaries and affiliates	—	3,173	—	(3,173)	—
Reinsurance balances payable	—	—	293,022	—	293,022
Payable for investments purchased	—	—	193,221	—	193,221
Other liabilities	18,860	6,953	371,783	—	397,596
Total liabilities	18,860	259,556	2,899,644	(3,173)	3,174,887
Redeemable noncontrolling interest	—	—	1,099,860	—	1,099,860
Shareholders’ Equity
Total shareholders’ equity	3,904,384	(80,436)	3,843,462	(3,763,026)	3,904,384
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,923,244	$179,120	$7,842,966	$(3,766,199)	$8,179,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,062,416	$—	$1,062,416
Net investment income	2,706	1,765	123,582	(3,737)	124,316
Net foreign exchange (losses) gains	(13)	—	6,273	—	6,260
Equity in earnings of other ventures	—	—	26,075	—	26,075
Other loss	—	(7)	(416)	—	(423)
Net realized and unrealized gains on investments	83	9,069	32,281	—	41,433
Total revenues	2,776	10,827	1,250,211	(3,737)	1,260,077
Expenses
Net claims and claim expenses incurred	—	—	197,947	—	197,947
Acquisition expenses	—	—	144,476	—	144,476
Operational expenses	(4,890)	7,004	188,857	(332)	190,639
Corporate expenses	20,787	238	1,962	—	22,987
Interest expense	—	14,467	2,697	—	17,164
Total expenses	15,897	21,709	535,939	(332)	573,213
(Loss) income before equity in net income of subsidiaries and taxes	(13,121)	(10,882)	714,272	(3,405)	686,864
Equity in net income (loss) of subsidiaries	545,839	(4,343)	—	(541,496)	—
Income (loss) before taxes and noncontrolling interest	532,718	(15,225)	714,272	(544,901)	686,864
Income tax benefit (expense)	—	4,064	(4,672)	—	(608)
Net income (loss)	532,718	(11,161)	709,600	(544,901)	686,256
Net income attributable to noncontrolling interests	—	—	(153,538)	—	(153,538)
Net income (loss) attributable to RenaissanceRe	532,718	(11,161)	556,062	(544,901)	532,718
Dividends on preference shares	(22,381)	—	—	—	(22,381)
Net income (loss) attributable to RenaissanceRe common shareholders	$510,337	$(11,161)	$556,062	$(544,901)	$510,337

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$532,718	$(11,161)	$709,600	$(544,901)	$686,256
Change in net unrealized gains on investments	—	—	(715)	—	(715)
Comprehensive income (loss)	532,718	(11,161)	708,885	(544,901)	685,541
Net income attributable to noncontrolling interests	—	—	(153,538)	—	(153,538)
Comprehensive income attributable to noncontrolling interests	—	—	(153,538)	—	(153,538)
Comprehensive income (loss) attributable to RenaissanceRe	$532,718	$(11,161)	$555,347	$(544,901)	$532,003

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,114,626	$—	$1,114,626
Net investment income	4,213	488	209,105	(5,778)	208,028
Net foreign exchange (losses) gains	(7)	(2)	1,926	—	1,917
Equity in earnings of other ventures	—	—	23,194	—	23,194
Other income (loss)	106	125	(2,590)	—	(2,359)
Net realized and unrealized (losses) gains on investments	(483)	1,196	34,363	—	35,076
Total revenues	3,829	1,807	1,380,624	(5,778)	1,380,482
Expenses
Net claims and claim expenses incurred	—	—	171,287	—	171,287
Acquisition expenses	—	—	125,501	—	125,501
Operational expenses	(4,962)	7,566	189,117	(616)	191,105
Corporate expenses	31,264	338	2,020	—	33,622
Interest expense	734	14,467	2,728	—	17,929
Total expenses	27,036	22,371	490,653	(616)	539,444
Loss (income) before equity in net loss of subsidiaries and taxes	(23,207)	(20,564)	889,971	(5,162)	841,038
Equity in net income of subsidiaries	713,831	2,142	—	(715,973)	—
Income (loss) from continuing operations before taxes	690,624	(18,422)	889,971	(721,135)	841,038
Income tax expense	—	(1,558)	(134)	—	(1,692)
Income (loss) from continuing operations	690,624	(19,980)	889,837	(721,135)	839,346
Income from discontinued operations	—	2,422	—	—	2,422
Net income (loss)	690,624	(17,558)	889,837	(721,135)	841,768
Net income attributable to noncontrolling interest	—	—	(151,144)	—	(151,144)
Net income (loss) attributable to RenaissanceRe	690,624	(17,558)	738,693	(721,135)	690,624
Dividends on preference shares	(24,948)	—	—	—	(24,948)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$665,676	$(17,558)	$738,693	$(721,135)	$665,676

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$690,624	$(17,558)	$889,837	$(721,135)	$841,768
Change in net unrealized gains on investments	—	—	(9,491)	—	(9,491)
Comprehensive income (loss)	690,624	(17,558)	880,346	(721,135)	832,277
Net income attributable to noncontrolling interests	—	—	(151,144)	—	(151,144)
Comprehensive income attributable to noncontrolling interests	—	—	(151,144)	—	(151,144)
Comprehensive income (loss) available (attributable) to RenaissanceRe	$690,624	$(17,558)	$729,202	$(721,135)	$681,133

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,069,355	$—	$1,069,355
Net investment income	14,195	619	150,911	—	165,725
Net foreign exchange gains	33	—	5,286	—	5,319
Equity in earnings of other ventures	—	—	23,238	—	23,238
Other income (loss)	2,822	—	(4,942)	—	(2,120)
Net realized and unrealized gains on investments	14,862	1,556	146,703	—	163,121
Net other-than-temporary impairments	—	—	(343)	—	(343)
Total revenues	31,912	2,175	1,390,208	—	1,424,295
Expenses
Net claims and claim expenses incurred	—	—	325,211	—	325,211
Acquisition expenses	—	—	113,542	—	113,542
Operational expenses	(5,103)	7,013	177,241	—	179,151
Corporate expenses	14,282	273	1,901	—	16,456
Interest expense	5,875	14,467	2,755	—	23,097
Total expenses	15,054	21,753	620,650	—	657,457
Income (loss) before equity in net loss of subsidiaries and taxes	16,858	(19,578)	769,558	—	766,838
Equity in net earnings of subsidiaries	584,051	1,860	—	(585,911)	—
Income (loss) from continuing operations before taxes	600,909	(17,718)	769,558	(585,911)	766,838
Income tax expense	—	(499)	(914)	—	(1,413)
Income (loss) from continuing operations	600,909	(18,217)	768,644	(585,911)	765,425
Loss from discontinued operations	—	(16,476)	—	—	(16,476)
Net income (loss)	600,909	(34,693)	768,644	(585,911)	748,949
Net income attributable to noncontrolling interest	—	—	(148,040)	—	(148,040)
Net income (loss) attributable to RenaissanceRe	600,909	(34,693)	620,604	(585,911)	600,909
Dividends on preference shares	(34,895)	—	—	—	(34,895)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$566,014	$(34,693)	$620,604	$(585,911)	$566,014

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$600,909	$(34,693)	$768,644	$(585,911)	$748,949
Change in net unrealized gains on investments	—	—	1,914	—	1,914
Portion of other-than-temporary impairments recognized in other comprehensive loss	—	—	(52)	—	(52)
Comprehensive income (loss)	600,909	(34,693)	770,506	(585,911)	750,811
Net income attributable to noncontrolling interests	—	—	(148,040)	—	(148,040)
Comprehensive income attributable to noncontrolling interests	—	—	(148,040)	—	(148,040)
Comprehensive income (loss) attributable to RenaissanceRe	$600,909	$(34,693)	$622,466	$(585,911)	$602,771

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$429	$(18,114)	$678,342	$660,657
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	88,273	20,487	7,573,813	7,682,573
Purchases of fixed maturity investments trading	(88,341)	(14,969)	(7,535,868)	(7,639,178)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	7,088	7,088
Net sales (purchases) of equity investments trading	—	13,761	(33,764)	(20,003)
Net sales (purchases) of short term investments	73,717	225	(28,919)	45,023
Net sales of other investments	—	—	59,120	59,120
Net sales of investments in other ventures	—	—	1,030	1,030
Net sales of other assets	—	—	6,000	6,000
Dividends and return of capital from subsidiaries	1,259,224	11,204	(1,270,428)	—
Contributions to subsidiaries	(759,456)	(12,625)	772,081	—
Due to (from) subsidiary	6,315	(2,963)	(3,352)	—
Net cash provided by (used in) investing activities	579,732	15,120	(453,199)	141,653
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(45,912)	—	—	(45,912)
Dividends paid – preference shares	(22,381)	—	—	(22,381)
RenaissanceRe common share repurchases	(514,678)	—	—	(514,678)
Net third party redeemable noncontrolling interest share transactions	—	—	(111,707)	(111,707)
Net cash used in financing activities	(582,971)	—	(111,707)	(694,678)
Effect of exchange rate changes on foreign currency cash	—	—	9,920	9,920
Net (decrease) increase in cash and cash equivalents	(2,810)	(2,994)	123,356	117,552
Cash and cash equivalents, beginning of period	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of period	$5,986	$1,033	$518,565	$525,584

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(37,966)	$(7,583)	$841,270	$795,721
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	880,749	185,143	7,185,513	8,251,405
Purchases of fixed maturity investments trading	(491,768)	(160,422)	(7,814,277)	(8,466,467)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	45,178	45,178
Net (purchases) sales of equity investments trading	—	(81,437)	48,382	(33,055)
Net sales (purchases) of short term investments	21,217	9,399	(277,587)	(246,971)
Net sales of other investments	—	—	76,214	76,214
Net purchases of investments in other ventures	—	—	(4,000)	(4,000)
Net sales of other assets	—	—	2,181	2,181
Dividends and return of capital from subsidiaries	504,241	83,593	(587,834)	—
Contributions to subsidiaries	(500,652)	(38,117)	538,769	—
Due to (from) subsidiaries	17,446	(3,761)	(13,685)	—
Net proceeds related to sale of discontinued operations	—	—	60,000	60,000
Net cash provided by (used in) investing activities	431,233	(5,602)	(741,146)	(315,515)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(49,267)	—	—	(49,267)
Dividends paid – preference shares	(24,948)	—	—	(24,948)
RenaissanceRe common share repurchases	(207,410)	—	—	(207,410)
Net repayment of debt	(100,000)	—	(2,436)	(102,436)
Redemption 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Redemption 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	265,856	—	—	265,856
Contribution of capital from parent	—	15,684	(15,684)	—
Net third party redeemable noncontrolling interest share transactions	—	—	(5,750)	(5,750)
Net cash (used in) provided by financing activities	(390,769)	15,684	(23,870)	(398,955)
Effect of exchange rate changes on foreign currency cash	—	—	1,423	1,423
Net increase in cash and cash equivalents	2,498	2,499	77,677	82,674
Net decrease in cash and cash equivalents of discontinued operations	—	—	21,213	21,213
Cash and cash equivalents, beginning of period	6,298	1,528	296,319	304,145
Cash and cash equivalents, end of period	$8,796	$4,027	$395,209	$408,032

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$128,567	$(10,376)	$598,738	$716,929
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	744,211	140,626	7,308,030	8,192,867
Purchases of fixed maturity investments trading	(692,783)	(73,800)	(7,769,655)	(8,536,238)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	65,168	65,168
Net (purchases) sales of short term investments	(80,485)	(10,624)	159,886	68,777
Net sales of other investments	—	—	150,828	150,828
Net purchases of other assets	—	—	(4,079)	(4,079)
Dividends and return of capital from subsidiaries	979,311	9,541	(988,852)	—
Contributions to subsidiaries	(366,210)	(50,000)	416,210	—
Due (from) to subsidiary	(15,359)	241	15,118	—
Net payments related to sale of discontinued operations	—	(9,000)	—	(9,000)
Net cash provided by (used in) investing activities	568,685	6,984	(647,346)	(71,677)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(53,356)	—	—	(53,356)
Dividends paid – preference shares	(34,895)	—	—	(34,895)
RenaissanceRe common share repurchases	(463,309)	—	—	(463,309)
Net repayment of debt	—	—	(1,937)	(1,937)
Redemption of 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Third party DaVinciRe share repurchases	—	—	164,927	164,927
Net cash (used in) provided by financing activities	(701,560)	—	162,990	(538,570)
Effect of exchange rate changes on foreign currency cash	—	—	1,692	1,692
Net (decrease) increase in cash and cash equivalents	(4,308)	(3,392)	116,074	108,374
Net decrease in cash and cash equivalents of discontinued operations	—	—	13,946	13,946
Cash and cash equivalents, beginning of year	10,606	4,920	166,299	181,825
Cash and cash equivalents, end of year	$6,298	$1,528	$296,319	$304,145

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 23. SUBSEQUENT EVENTS
During January 2015, DaVinciRe redeemed a portion of its outstanding shares from certain existing DaVinciRe shareholders, including the Company. The net redemption as a result of these transactions was $225.0 million. In connection with the redemption, DaVinciRe retained a $45.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.3%, effective January 1, 2015.
During January 2015, Upsilon RFO returned capital to all of the investors who participated in risks incepting on January 1, 2014 and expiring on December 31, 2014, including the Company. The total amount of capital agreed to be returned is $352.8 million, with $317.5 million of this amount having been repaid during January 2015 and the remaining $35.3 million expected to be repaid prior to March 31, 2015.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated February 19, 2015 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2014. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 19, 2015

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2014
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturity investments
U.S. treasuries	$1,672,441	$1,671,471	$1,671,471
Agencies	96,271	96,208	96,208
Non-U.S. government (Sovereign debt)	287,856	280,651	280,651
Non-U.S. government-backed corporate	146,691	146,467	146,467
Corporate	1,611,172	1,610,442	1,610,442
Agency mortgage-backed	315,911	316,620	316,620
Non-agency mortgage-backed	237,891	253,050	253,050
Commercial mortgage-backed	377,792	381,051	381,051
Asset-backed	27,360	27,610	27,610
Total fixed maturity investments	$4,773,385	4,783,570	4,783,570
Short term investments		1,013,222	1,013,222
Equity investments		322,098	322,098
Other investments		504,147	504,147
Investments in other ventures, under equity method		120,713	120,713
Total investments		$6,743,750	$6,743,750

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2014 AND 2013
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2014	2013
Assets
Short term investments, at fair value	$137,006	$210,719
Cash and cash equivalents	5,986	8,796
Investments in subsidiaries	3,509,974	3,294,729
Due from subsidiaries	10,164	16,479
Dividends due from subsidiaries	116,384	280,273
Receivable for investments sold	10	14
Other assets	112,400	112,234
Total Assets	$3,891,924	$3,923,244
Liabilities and Shareholders’ Equity
Liabilities
Contributions due to subsidiaries	$6,000	$—
Other liabilities	20,209	18,860
Total Liabilities	26,209	18,860
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2014 (December 31, 2013 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 38,441,972 shares issued and outstanding at December 31, 2014 (December 31, 2013 – 43,646,436)	38,442	43,646
Accumulated other comprehensive income	3,416	4,131
Retained earnings	3,423,857	3,456,607
Total Shareholders’ Equity	3,865,715	3,904,384
Total Liabilities and Shareholders’ Equity	$3,891,924	$3,923,244

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2014	2013	2012
Revenues
Net investment income	$2,706	$4,213	$14,195
Net foreign exchange gains (losses)	(13)	(7)	33
Other income	—	106	2,822
Net realized and unrealized gains (losses) on investments	83	(483)	14,862
Total revenues	2,776	3,829	31,912
Expenses
Interest expense	—	734	5,875
Operational expenses	(4,890)	(4,962)	(5,103)
Corporate expenses	20,787	31,264	14,282
Total expenses	15,897	27,036	15,054
(Loss) income before equity in net income of subsidiaries and taxes	(13,121)	(23,207)	16,858
Equity in net income of subsidiaries	545,839	713,831	584,051
Net income	532,718	690,624	600,909
Dividends on preference shares	(22,381)	(24,948)	(34,895)
Net income available to RenaissanceRe common shareholders	$510,337	$665,676	$566,014

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2014	2013	2012
Comprehensive income
Net income	$532,718	$690,624	$600,909
Comprehensive income attributable to RenaissanceRe	$532,718	$690,624	$600,909

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2014	2013	2012
Cash flows (used in) provided by operating activities:
Net income	$532,718	$690,624	$600,909
Less: equity in net income of subsidiaries	(545,839)	(713,831)	(584,051)
	(13,121)	(23,207)	16,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net unrealized losses included in net investment income	—	—	348
Net unrealized gains included in other loss	—	(20)	(193)
Net realized and unrealized (gains) losses on investments	(83)	483	(14,862)
Other	13,633	(15,222)	126,416
Net cash provided by (used in) operating activities	429	(37,966)	128,567
Cash flows provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	88,273	880,749	744,211
Purchases of fixed maturity investments trading	(88,341)	(491,768)	(692,783)
Net sales (purchases) of short term investments	73,717	21,217	(80,485)
Dividends and return of capital from subsidiaries	1,259,224	504,241	979,311
Contributions to subsidiaries	(759,456)	(500,652)	(366,210)
Due to (from) subsidiary	6,315	17,446	(15,359)
Net cash provided by investing activities	579,732	431,233	568,685
Cash flows used in financing activities:
Dividends paid – RenaissanceRe common shares	(45,912)	(49,267)	(53,356)
Dividends paid – preference shares	(22,381)	(24,948)	(34,895)
RenaissanceRe common share repurchases	(514,678)	(207,410)	(463,309)
Redemption of 6.08% Series C preference shares	—	(125,000)	—
Redemption of 6.60% Series D preference shares	—	(150,000)	(150,000)
Issuance of 5.375% Series E preference share, net of expenses	—	265,856	—
Net repayment of debt	—	(100,000)	—
Net cash used in financing activities	(582,971)	(390,769)	(701,560)
Net (decrease) increase in cash and cash equivalents	(2,810)	2,498	(4,308)
Cash and cash equivalents, beginning of year	8,796	6,298	10,606
Cash and cash equivalents, end of year	$5,986	$8,796	$6,298

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2014			Year ended December 31, 2014
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$28,057	$542,667	$222,864	$590,845	$—	$1,757	$43,161	$95,851	$541,608
Specialty Reinsurance	58,758	543,710	184,054	253,537	—	88,502	60,936	43,370	295,855
Lloyd’s	23,244	284,447	105,468	217,666	—	113,825	46,927	51,115	230,429
Other	—	41,686	—	368	124,316	(6,137)	(6,548)	303	344
Total	$110,059	$1,412,510	$512,386	$1,062,416	$124,316	$197,947	$144,476	$190,639	$1,068,236

	December 31, 2013			Year ended December 31, 2013
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$37,889	$780,987	$279,465	$723,705	$—	$7,908	$49,161	$108,130	$753,078
Specialty Reinsurance	26,727	506,268	115,278	214,306	—	67,236	41,538	31,780	248,562
Lloyd’s	17,068	218,367	83,145	176,029	—	95,693	34,823	50,540	201,697
Other	—	58,108	—	586	208,028	450	(21)	655	610
Total	$81,684	$1,563,730	$477,888	$1,114,626	$208,028	$171,287	$125,501	$191,105	$1,203,947

	December 31, 2012			Year ended December 31, 2012
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$28,306	$1,184,258	$261,456	$781,738	$—	$165,209	$66,665	$103,811	$766,035
Specialty Reinsurance	15,010	478,313	84,058	164,685	—	76,813	23,826	29,124	201,552
Lloyd’s	9,306	149,470	54,003	122,968	—	80,242	22,864	45,680	135,131
Other	—	67,336	—	(36)	165,725	2,947	187	536	(61)
Total	$52,622	$1,879,377	$399,517	$1,069,355	$165,725	$325,211	$113,542	$179,151	$1,102,657

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2014
Property and liability premiums earned	$66,027	$453,658	$1,450,047	$1,062,416	136%
Year ended December 31, 2013
Property and liability premiums earned	$44,530	$412,415	$1,482,511	$1,114,626	133%
Year ended December 31, 2012
Property and liability premiums earned	$34,028	$430,374	$1,465,701	$1,069,355	137%
SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2014	$110,059	$1,412,510	$—	$512,386	$1,062,416	$124,316
Year ended December 31, 2013	$81,684	$1,563,730	$—	$477,888	$1,114,626	$208,028
Year ended December 31, 2012	$52,622	$1,879,377	$—	$399,517	$1,069,355	$165,725

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2014	$341,745	$(143,798)	$144,476	$314,836	$1,068,236
Year ended December 31, 2013	$315,241	$(143,954)	$125,501	$395,447	$1,203,947
Year ended December 31, 2012	$483,180	$(157,969)	$113,542	$226,671	$1,102,657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
EXHIBITS
TO
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.
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

3	Exhibits

2.1	Agreement and Plan of Merger, dated as of November 23, 2014, by and among RenaissanceRe Holdings Ltd., Port Holdings Ltd. and Platinum Underwriters Holdings, Ltd., including the exhibits thereto. (37)

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

4.1	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (4)

4.2	Certificate of Designation, Preferences and Rights of 5.375% Series E Preference Shares. (5)

4.2(a)	Form of Stock Certificate Evidencing the 5.375% Series E Preference Shares. (5)

4.3	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as Issuer, RenaissanceRe Holdings Ltd., as Guarantor, and Deutsche Bank Trust Companies America, as Trustee. (6)

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

4.5	Master Reimbursement Agreement, dated as of April 29, 2009, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (10)

4.5(a)	Second Amended and Restated Pledge Agreement, dated as of November 24, 2014, by and between Renaissance Reinsurance Ltd. and Citibank Europe PLC.

4.6
Fourth Amended and Restated Reimbursement Agreement, dated as of May 17, 2012, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd. Renaissance Reinsurance of Europe, Glencoe Insurance Ltd., DaVinci Reinsurance Ltd., the banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as issuing bank, administrative agent and collateral agent for the lenders, and certain other agents. (8)

4.7
Standby Letter of Credit Agreement, dated as of December 23, 2014, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd. and Wells Fargo Bank, National Association. (38)

4.8	Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (11)

4.8(a)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (12)

4.8(b)
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd., Glencoe Insurance Ltd., Renaissance Reinsurance of Europe and Renaissance Specialty U.S. Ltd. have each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names and dates. (11)

4.9	Master Reimbursement Agreement, dated as of November 24, 2014, by and between RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC.

4.9(a)	Pledge Agreement, dated as of November 24, 2014 by and among RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC.

10.1	Further Amended and Restated Employment Agreement, dated as of May 15, 2013, by and between RenaissanceRe Holdings Ltd. and Kevin J. O'Donnell. (13)

10.2	Form of the Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (14)

10.3	Further Amended and Restated Employment Agreement, dated as of October 23, 2013, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (15)

10.4	Transition and Services Agreement, dated as of May 15, 2013, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (13)

10.5	Further Amended and Restated Employment Agreement, dated as of February 19, 2009, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (16)

10.5(a)	Amendment No. 1 to the Further Amended and Restated Employment Agreement, dated January 8, 2010, by and among RenaissanceRe Holdings Ltd. and Neill A. Currie. (17)

10.5(b)	Amendment No. 2 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie, dated February 19, 2013. (18)

10.5(c)	Amendment No. 3 to Further Amended and Restated Employment Agreement by and between RenaissanceRe Holdings Ltd. and Neill A. Currie, dated April 5, 2013. (14)

10.6	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.6(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.6(b)	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.6(c)	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (10)

10.6(d)	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.6(e)	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (23)

10.6(f)	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (15)

10.6(g)	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (10)

10.6(h)	UK Sub-Plan to the RenaissanceRe Holdings 2001 Stock Incentive Plan. (10)

10.6(i)	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (25)

10.6(j)	Form of Restricted Stock Grant Notice and Agreement pursuant to which Restricted Stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (25)

10.7	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (26)

10.7(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (27)

10.7(b)	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings 2004 Stock Option Incentive Plan to executive officers. (26)

10.8	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (20)

10.8(a)	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (20)

10.9	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (19)

10.9(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan.

10.9(b)	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (24)

10.9(c)	Form of Letter Agreement with Neill A. Currie Regarding Performance Share Awards. (24)

10.9(d)
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan.

10.9(e)
Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (28)

10.10	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers. (29)

10.11	Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd. (18)

10.12	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (30)

10.13	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.13(a)	Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (32)

10.13(b)	Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (33)

10.13(c)	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (34)

10.13(d)	Form of Restricted Stock Grant Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (35)

10.13(e)	Form of Option Grant Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (35)

10.14	Stock Purchase Agreement, dated as of November 18, 2010, by and between RenRe North America Holdings Inc., and QBE Holdings Inc. (36)

10.15	Separation, Consulting, and Release Agreement by and between RenaissanceRe Holdings Ltd. and Peter C. Durhager, dated November 13, 2014. (39)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512).

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 28, 2013.

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 22, 2012.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 24, 2013.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K , filed with the SEC on September 23, 2010.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2013.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2009.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 14, 2010.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Definitive Proxy Statement filed with the Commission on April 8, 2010.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

(21)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

v

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 11, 2010.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

(31)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

(35)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 18, 2010.

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 24, 2014.

(38)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 30, 2014.

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 26, 2014.

vi