Form 10-Q
period 2015-03-31
RENAISSANCERE HOLDINGS LTD
filed 2015-05-06
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at May 4, 2015 was 46,052,001.

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
In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	our exposure to significant losses from catastrophic events and other exposures that we cover, which we expect to cause significant volatility in our financial results from time to time;

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

•
the risk that we might be bound to policyholder obligations beyond our underwriting intent, or unable to enforce our own intent in respect of retrocessional arrangements, including in each case due to emerging claims and coverage issues;

•	risks due to our increasing reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•
risks relating to operating in a highly competitive environment, which we expect to continue to increase over time due to new competition from traditional and non-traditional participants, particularly as capital markets products provide alternatives and replacements for more traditional reinsurance and insurance products, as new entrants or existing competitors attempt to replicate our business model, and as a result of consolidation in the (re)insurance industry;

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

•
risks relating to changes in regulatory regimes and/or accounting rules, which could result in significant changes to our financial results, including but not limited to, the European Union (“EU”) directive concerning capital adequacy, risk management and regulatory reporting for insurers; and

•
risks relating to our acquisition of Platinum Underwriters Holdings, Ltd. (“Platinum”), including risks that our future financial performance may differ from projections, risks relating to integration challenges and costs, and other risks that we may not be able to effectively manage our expanded operations.

The factors listed above should not be construed as exhaustive. Certain of these risk factors and others are described in more detail from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value (Amortized cost $5,960,109 and $4,749,613 at March 31, 2015 and December 31, 2014, respectively)	$5,982,843	$4,756,685
Fixed maturity investments available for sale, at fair value (Amortized cost $22,156 and $23,772 at March 31, 2015 and December 31, 2014, respectively)	25,086	26,885
Short term investments, at fair value	1,775,819	1,013,222
Equity investments trading, at fair value	261,656	322,098
Other investments, at fair value	514,906	504,147
Investments in other ventures, under equity method	123,743	120,713
Total investments	8,684,053	6,743,750
Cash and cash equivalents	557,618	525,584
Premiums receivable	866,418	440,007
Prepaid reinsurance premiums	233,062	94,810
Reinsurance recoverable	82,696	66,694
Accrued investment income	40,583	26,509
Deferred acquisition costs	146,053	110,059
Receivable for investments sold	121,530	52,390
Other assets	273,851	135,845
Goodwill and other intangible assets	281,334	7,902
Total assets	$11,287,198	$8,203,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,781,568	$1,412,510
Unearned premiums	983,137	512,386
Debt	826,774	249,522
Reinsurance balances payable	495,045	454,580
Payable for investments purchased	217,986	203,021
Other liabilities	231,968	374,108
Total liabilities	5,536,478	3,206,127
Commitments and Contingencies
Redeemable noncontrolling interest	968,431	1,131,708
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at March 31, 2015 (December 31, 2014 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 46,025,698 shares issued and outstanding at March 31, 2015 (December 31, 2014 – 38,441,972)	46,026	38,442
Additional paid-in capital	754,941	—
Accumulated other comprehensive income	3,342	3,416
Retained earnings	3,577,980	3,423,857
Total shareholders’ equity attributable to RenaissanceRe	4,782,289	3,865,715
Total liabilities, noncontrolling interests and shareholders’ equity	$11,287,198	$8,203,550
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Revenues
Gross premiums written	$643,578	$705,260
Net premiums written	$404,035	$450,347
Increase in unearned premiums	(107,275)	(163,813)
Net premiums earned	296,760	286,534
Net investment income	39,707	38,948
Net foreign exchange losses	(3,130)	(1,061)
Equity in earnings of other ventures	5,295	4,199
Other income	1,539	62
Net realized and unrealized gains on investments	41,749	14,927
Total revenues	381,920	343,609
Expenses
Net claims and claim expenses incurred	76,853	58,915
Acquisition expenses	43,401	33,700
Operational expenses	45,621	42,624
Corporate expenses	45,598	4,545
Interest expense	5,251	4,293
Total expenses	216,724	144,077
Income before taxes	165,196	199,532
Income tax benefit (expense)	47,904	(166)
Net income	213,100	199,366
Net income attributable to noncontrolling interests	(39,662)	(42,768)
Net income attributable to RenaissanceRe	173,438	156,598
Dividends on preference shares	(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders	$167,843	$151,003
Net income available to RenaissanceRe common shareholders per common share – basic	$4.18	$3.61
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.14	$3.56
Dividends per common share	$0.30	$0.29

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Comprehensive income
Net income	$213,100	$199,366
Change in net unrealized gains on investments	(74)	(168)
Comprehensive income	213,026	199,198
Net income attributable to noncontrolling interests	(39,662)	(42,768)
Comprehensive income attributable to noncontrolling interests	(39,662)	(42,768)
Comprehensive income attributable to RenaissanceRe	$173,364	$156,430
Disclosure regarding net unrealized gains
Total net realized and unrealized holding (gains) losses on investments and net other-than-temporary impairments	$(23)	$(168)
Net realized gains on fixed maturity investments available for sale	(51)	—
Change in net unrealized gains on investments	$(74)	$(168)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Preference shares
Balance – January 1	$400,000	$400,000
Balance – March 31	400,000	400,000
Common shares
Balance – January 1	38,442	43,646
Issuance of shares	7,435	—
Repurchase of shares	—	(2,978)
Exercise of options and issuance of restricted stock awards	149	188
Balance – March 31	46,026	40,856
Additional paid-in capital
Balance – January 1	—	—
Issuance of shares	754,384	—
Repurchase of shares	—	4,179
Change in noncontrolling interests	(260)	(35)
Exercise of options and issuance of restricted stock awards	817	(4,144)
Balance – March 31	754,941	—
Accumulated other comprehensive income
Balance – January 1	3,416	4,131
Change in net unrealized gains on investments	(74)	(168)
Balance – March 31	3,342	3,963
Retained earnings
Balance – January 1	3,423,857	3,456,607
Net income	213,100	199,366
Net income attributable to noncontrolling interests	(39,662)	(42,768)
Repurchase of shares	—	(278,252)
Dividends on common shares	(13,720)	(11,899)
Dividends on preference shares	(5,595)	(5,595)
Balance – March 31	3,577,980	3,317,459
Total shareholders’ equity	$4,782,289	$3,762,278

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Cash flows provided by operating activities
Net income	$213,100	$199,366
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization, accretion and depreciation	4,813	8,305
Equity in undistributed earnings of other ventures	(3,676)	(1,204)
Net realized and unrealized gains on investments	(41,749)	(14,927)
Net unrealized gains included in net investment income	(4,885)	(4,980)
Change in:
Premiums receivable	(193,690)	(194,701)
Prepaid reinsurance premiums	(130,801)	(141,620)
Reinsurance recoverable	(12,274)	2,063
Deferred acquisition costs	(35,914)	(40,206)
Reserve for claims and claim expenses	(28,787)	(30,847)
Unearned premiums	238,075	305,433
Reinsurance balances payable	35,995	175,622
Other	(158,812)	(215,665)
Net cash (used in) provided by operating activities	(118,605)	46,639
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	2,075,678	1,996,035
Purchases of fixed maturity investments trading	(1,490,123)	(1,768,996)
Proceeds from sales and maturities of fixed maturity investments available for sale	1,757	4,090
Net sales (purchases) of equity investments trading	50,627	(279)
Net sales of short term investments	112,795	67,313
Net (purchases) sales of other investments	(7,952)	2,116
Net (purchases) sales of investments in other ventures	(126)	915
Net purchases of other assets	(2,500)	—
Net purchase of Platinum	(678,152)	—
Net cash provided by investing activities	62,004	301,194
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(13,720)	(11,899)
Dividends paid – preference shares	(5,595)	(5,595)
RenaissanceRe common share repurchases	(446)	(262,736)
Issuance of debt, net of expenses	297,823	—
Net third party redeemable noncontrolling interest share transactions	(180,285)	(147,943)
Net cash provided by (used in) financing activities	97,777	(428,173)
Effect of exchange rate changes on foreign currency cash	(9,142)	(529)
Net increase (decrease) in cash and cash equivalents	32,034	(80,869)
Cash and cash equivalents, beginning of period	525,584	408,032
Cash and cash equivalents, end of period	$557,618	$327,163

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2014.
RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries and DaVinciRe (as defined below), which are collectively referred to herein as the “Company”, RenaissanceRe provides reinsurance and insurance coverages and related services to a broad range of customers.

•
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. As a result of the acquisition, Platinum and its subsidiaries became wholly owned subsidiaries of RenaissanceRe, including Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Renaissance Reinsurance U.S. Inc., formerly known as Platinum Underwriters Reinsurance, Inc. ("Renaissance Reinsurance U.S."). The Company accounted for the acquisition of Platinum under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic Business Combinations and the Company's consolidated results of operations include those of Platinum from March 2, 2015. Refer to “Note 3. Acquisition of Platinum” for additional information with respect to the acquisition of Platinum.

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

•
Effective January 1, 2013, the Company formed and launched a managed joint venture, Upsilon Reinsurance Fund Opportunities Ltd., formerly known as Upsilon Reinsurance II Ltd. (“Upsilon RFO”), a Bermuda domiciled special purpose insurer (“SPI”), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.

•
Effective November 13, 2014, the Company incorporated RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is an investment company and is considered a VIE. The Company is not considered the primary beneficiary of Upsilon Fund and as a result Upsilon Fund is not consolidated by the Company.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2014, except as noted below.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The objective of ASU 2014-12 is to resolve the diverse accounting treatment of share-based payment awards in situations where an employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. For example, whether an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award. ASU 2014-12 will resolve if and when the performance target is achieved. ASU 2014-12 is effective for all entities in annual and interim periods beginning after December 15, 2015. Entities may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 should be applied retrospectively, and upon transition, applicable disclosures for a change in an accounting principle shall be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
NOTE 3. ACQUISITION OF PLATINUM
Overview
On November 23, 2014, RenaissanceRe entered into a definitive merger agreement with Platinum to acquire 100% of the outstanding common shares of Platinum for $76 per Platinum common share, or aggregate consideration of $1.93 billion.  The transaction was completed on March 2, 2015.
Prior to the closing of the acquisition of Platinum, Platinum was a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda. Platinum, through its wholly owned subsidiaries, provides property and casualty reinsurance coverage through reinsurance brokers to insurers and select reinsurers on a worldwide basis. The acquisition of Platinum is expected to benefit the combined companies’ clients through an expanded product offering and enhanced broker relationships and it is also expected to accelerate the growth of the Company’s U.S. specialty and casualty reinsurance platform.
The aggregate consideration for the transaction consisted of the issuance of 7.435 million RenaissanceRe common shares valued at $761.8 million and $1.16 billion of cash. The cash consideration was partially funded through a pre-closing dividend from Platinum of $10 per share, or $253.2 million (the “Special Dividend”), RenaissanceRe available funds of $604.4 million and a short term bridge loan of $300.0 million. On March 24, 2015, RenaissanceRe Finance Inc. (“RenaissanceRe Finance”), a wholly owned subsidiary of RenaissanceRe, issued $300.0 million of its 3.700% Senior Notes due 2025 (together with cash on hand) to replace the short term bridge loan used to fund part of the cash consideration. Refer to “Note 7. Debt and Credit Facilities” for additional information related to the 3.700% Senior Notes due 2025.
In connection with the acquisition of Platinum, RenaissanceRe incurred transaction-related expenses of $40.4 million in the three months ended March 31, 2015, which includes $11.5 million related to transaction costs, including due diligence, legal, accounting and investment banking fees and expenses, $0.9 million of costs related to the integration of Platinum within the RenaissanceRe organization, and $28.0 million of compensation-related costs associated with terminating employees of Platinum. In the fourth quarter of 2014, RenaissanceRe also incurred $6.7 million of transaction-related expenses. These expenses have all been reported as a component of corporate expenses.
Purchase Price
The Company's total purchase price for Platinum at March 2, 2015 was calculated as follows:

Special Dividend
Number of Platinum common shares and Platinum equity awards canceled in the acquisition of Platinum	25,320,312
Special Dividend per outstanding common share of Platinum and Platinum equity award	$10.00
Special Dividend paid to common shareholders of Platinum and holders of Platinum equity awards		$253,203
RenaissanceRe common shares
Common shares issued by RenaissanceRe	7,434,561
Common share price of RenaissanceRe as of March 2, 2015	$102.47
Market value of RenaissanceRe common shares issued by RenaissanceRe to common shareholders of Platinum and holders of Platinum equity awards		761,819
Platinum common shares
Fair value of Platinum common shares owned by RenaissanceRe and canceled in connection with the acquisition of Platinum		12,950
Cash consideration
Number of Platinum common shares and Platinum equity awards canceled in the acquisition of Platinum	25,320,312
Platinum common shares owned by RenaissanceRe and canceled in connection with the acquisition of Platinum	(169,220)
Number of Platinum common shares and Platinum equity awards canceled in the acquisition of Platinum excluding those owned by RenaissanceRe and canceled in connection with the acquisition of Platinum	25,151,092
Agreed cash price paid to common shareholders of Platinum and holders of Platinum equity awards	$35.96
Cash consideration paid by RenaissanceRe to common shareholders of Platinum and holders of Platinum equity awards		904,433
Total purchase price		1,932,405
Less: Special Dividend paid by Platinum		(253,203)
Net purchase price		$1,679,202

Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and liabilities of Platinum based on estimated fair values on March 2, 2015, the date the transaction closed, as detailed below. The Company recognized goodwill of $191.7 million primarily attributable to Platinum’s assembled workforce and synergies expected to result upon integration of Platinum into the Company’s operations. There were no other adjustments to carried goodwill during the period ended March 31, 2015 reflected on the Company’s consolidated balance sheet at March 31, 2015. The Company recognized identifiable finite lived intangible assets of $75.2 million, which will be amortized over a weighted average period of 8 years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in the table below:

Shareholders’ equity of Platinum prior to Special Dividend	$1,737,278
Cash and cash equivalents (Special Dividend on Platinum common shares and Platinum equity awards)	(253,203)
Adjusted shareholders’ equity of Platinum at March 2, 2015	1,484,075
Adjustments for fair value, by applicable balance sheet caption:
Deferred acquisition costs	(44,486)
Debt	(28,899)
Reserve for claims and claim expenses	(21,725)
Other assets - deferred debt issuance costs	(1,046)
Total adjustments for fair value by applicable balance sheet caption before tax impact	(96,156)
Other assets - net deferred tax asset related to fair value adjustments	29,069
Total adjustments for fair value by applicable balance sheet caption	(67,087)
Adjustments for fair value of the identifiable intangible assets:
Identifiable indefinite lived intangible assets (insurance licenses)	8,400
Identifiable finite lived intangible assets (non-contractual relationships, renewal rights, value of business acquired, trade name, internally developed and used computer software and covenants not to compete)	75,200
Identifiable intangible assets before tax impact	83,600
Other liabilities - deferred tax liability on identifiable intangible assets	(13,115)
Total adjustments for fair value of the identifiable intangible assets	70,485
Total adjustments for fair value by applicable balance sheet caption and identifiable intangible assets	3,398
Shareholders’ equity of Platinum at fair value	1,487,473
Total net purchase price paid by RenaissanceRe	1,679,202
Excess purchase price over the fair value of net assets acquired assigned to goodwill	$191,729

An explanation of the significant fair value adjustments is as follows:

•	Deferred acquisition costs - To eliminate Platinum’s deferred acquisition costs;

•	Debt - To reflect Platinum’s existing senior notes at fair value using indicative market pricing obtained from third-party service providers;

•
Reserve for claims and claim expenses - To reflect an increase in net claims and claim expenses due to the addition of a market based risk margin which represents the cost of capital required by a market participant to assume the net claims and claim expenses of Platinum, partially offset by a deduction which represents the discount due to the present value calculation of the unpaid claims and claim expenses based on the expected payout of the net unpaid claims and claim expenses;

•	Other assets - To eliminate deferred debt issuance costs related to Platinum’s existing senior notes and to reflect net deferred tax assets related to fair value adjustments;

•	Identifiable indefinite lived and finite lived intangible assets - To establish the fair value of identifiable intangible assets related to the acquisition of Platinum described in detail below; and

•	Other liabilities - To reflect the deferred tax liability on identifiable intangible assets.

Identifiable intangible assets at March 2, 2015 and at March 31, 2015, consisted of the following, and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Key non-contractual relationships	$30,400	10 years
Value of business acquired	20,200	2 years
Renewal rights	15,800	15 years
Insurance licenses	8,400	Indefinite
Internally developed and used computer software	3,500	2 years
Other non-contractual relationships	2,300	3 years
Non-compete agreements	1,900	2.5 years
Trade name	1,100	6 months
Identifiable intangible assets, before amortization, at March 2, 2015	83,600
Amortization (from March 2, 2015 through March 31, 2015)	(1,846)
Net identifiable intangible assets at March 31, 2015 related to the acquisition of Platinum	$81,754

An explanation of the identifiable intangible assets is as follows:

•
Key non-contractual relationships - these relationships included Platinum’s top four brokers (Aon plc, Marsh & McLennan Companies, Inc., Willis Group Holdings Public Limited Company and Jardine Lloyd Thompson Group plc.) and consideration was given to the expectation of the renewal of these relationships and the associated expenses;

•
Value of business acquired (“VOBA”) - the expected future losses and expenses associated with the policies that were in-force as of the closing date of the transaction were estimated and compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value and the unearned premium reserve, was estimated to be the VOBA;

•
Renewal rights - the value of policy renewal rights taking into consideration written premium on assumed retention ratios and the insurance cash flows and the associated equity cash flows from these renewal policies over the expected life of the renewals;

•	Insurance licenses - the value of insurance licenses acquired providing the ability to write reinsurance in all 50 states of the U.S. and the District of Columbia;

•	Internally developed and used computer software - represents the value of internally developed and used computer software to be utilized by the Company;

•
Other non-contractual relationships - these relationships consisted of Platinum’s brokers with the exception of those previously listed above as key non-contractual relationships and consideration was given to the expectation of the renewal of these relationships and the associated expenses;

•	Non-compete agreements - represent non-compete agreements with key employees of Platinum; and

•	Trade name - represents the value of the Platinum brand acquired.
As part of the allocation of the purchase price, included in the adjustment to other assets in the table above is a deferred tax asset of $29.1 million related to certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity, summarized in the table above, which was partially offset by a deferred tax liability of $13.1 million related to the estimated fair value of the intangible assets recorded. Other net deferred tax assets recorded primarily relate to differences between financial reporting and tax bases of the acquired assets and liabilities as of the acquisition date, March 2, 2015. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes.

Financial Results
The following table summarizes the results of Platinum since March 2, 2015 that have been included in the Company's consolidated statements of operations and comprehensive income.

For the period from March 2, 2015 to March 31, 2015
Total revenues	$40,139
Net loss attributable to RenaissanceRe common shareholders (1)	$(19,439)

(1)	Includes $28.0 million of compensation-related costs associated with terminating employees of Platinum.
Taxation
During the first quarter of 2015, the income tax benefit recorded by the Company was primarily the result of a reduction in the Company’s U.S. deferred tax asset valuation allowance of $47.4 million. A valuation allowance was previously provided against the Company’s U.S. deferred tax assets as in the opinion of management, it was more likely than not that a portion of the deferred tax asset would not be realized. However, with the acquisition of Platinum and the expected profits to be experienced in its U.S.-based operations, the Company believes that it is more likely than not that the U.S. deferred tax asset will be realized and has reduced its valuation allowance against such asset.
A valuation allowance continues to be provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards and deferred underwriting results.
Supplemental Pro Forma Information
Platinum’s results have been included in the Company's consolidated financial statements from March 2, 2015 to March 31, 2015. The following table presents unaudited pro forma consolidated financial information for the three months ended March 31, 2015 and 2014 and assumes the acquisition of Platinum occurred on January 1, 2014. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2014 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Platinum. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Platinum, as they are nonrecurring.

	Three months ended
	March 31, 2015	March 31, 2014
Total revenues	$460,553	$514,017
Net income available to RenaissanceRe common shareholders	182,806	199,094

Among other adjustments, and in addition to the fair value adjustments and recognition of goodwill and identifiable intangible assets noted above, other material nonrecurring pro forma adjustments directly attributable to the acquisition of Platinum principally included certain adjustments to recognize transaction related costs, align accounting policies, amortize fair value adjustments, amortize identifiable indefinite lived intangible assets and recognize related tax impacts.

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2015	December 31, 2014
U.S. treasuries	$1,535,746	$1,671,471
Agencies	152,272	96,208
Municipals	1,220,206	—
Non-U.S. government (Sovereign debt)	329,626	280,651
Non-U.S. government-backed corporate	151,446	146,467
Corporate	1,603,024	1,610,442
Agency mortgage-backed	339,279	312,333
Non-agency mortgage-backed	257,114	241,590
Commercial mortgage-backed	353,944	373,117
Asset-backed	40,186	24,406
Total fixed maturity investments trading	$5,982,843	$4,756,685

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$2,877	$305	$—	$3,182	$—
Non-agency mortgage-backed	9,054	1,937	(3)	10,988	640
Commercial mortgage-backed	7,287	581	—	7,868	—
Asset-backed	2,938	110	—	3,048	—
Total fixed maturity investments available for sale	$22,156	$2,933	$(3)	$25,086	$640

		Included in Accumulated Other Comprehensive Income
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$3,928	$359	$—	$4,287	$—
Non-agency mortgage-backed	9,478	1,985	(3)	11,460	656
Commercial mortgage-backed	7,291	643	—	7,934	—
Asset-backed	3,075	129	—	3,204	—
Total fixed maturity investments available for sale	$23,772	$3,116	$(3)	$26,885	$656

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

	Trading		Available for Sale		Total Fixed Maturity Investments
March 31, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$211,238	$209,392	$—	$—	$211,238	$209,392
Due after one through five years	3,219,374	3,220,154	—	—	3,219,374	3,220,154
Due after five through ten years	1,018,158	1,018,252	—	—	1,018,158	1,018,252
Due after ten years	538,096	544,522	—	—	538,096	544,522
Mortgage-backed	933,152	950,337	19,218	22,038	952,370	972,375
Asset-backed	40,091	40,186	2,938	3,048	43,029	43,234
Total	$5,960,109	$5,982,843	$22,156	$25,086	$5,982,265	$6,007,929

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2015	December 31, 2014
Financials	$204,540	$222,190
Communications and technology	17,905	31,376
Industrial, utilities and energy	15,735	28,859
Consumer	11,346	19,522
Healthcare	10,042	16,582
Basic materials	2,088	3,569
Total	$261,656	$322,098

Pledged Investments
At March 31, 2015, $2,549.8 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s standby letter of credit facility and bilateral letter of credit facility (December 31, 2014 - $2,379.4 million). Of this amount, $700.4 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2014 - $691.9 million).
Reverse Repurchase Agreements
At March 31, 2015, the Company held $116.1 million (December 31, 2014 - $49.3 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income, Net Realized and Unrealized Gains on Investments and Net Other-Than-Temporary Impairments
The components of net investment income are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Fixed maturity investments	$25,939	$23,860
Short term investments	197	190
Equity investments	2,604	796
Other investments
Hedge funds and private equity investments	10,413	12,317
Other	3,508	4,528
Cash and cash equivalents	148	91
	42,809	41,782
Investment expenses	(3,102)	(2,834)
Net investment income	$39,707	$38,948

Net realized and unrealized gains on investments are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Gross realized gains	$21,532	$13,467
Gross realized losses	(4,871)	(5,564)
Net realized gains on fixed maturity investments	16,661	7,903
Net unrealized gains on fixed maturity investments trading	25,972	27,882
Net realized and unrealized losses on investments-related derivatives	(4,208)	(10,899)
Net realized gains (losses) on equity investments trading	7,481	(79)
Net unrealized gains (losses) on equity investments trading	(4,157)	(9,880)
Net realized and unrealized gains on investments	$41,749	$14,927

The following tables provide an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended March 31, 2015
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$303	$3,113	$3,416
Other comprehensive income (loss) before reclassifications	109	(132)	(23)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains on investments	—	(51)	(51)
Net current-period other comprehensive income (loss)	109	(183)	(74)
Ending balance	$412	$2,930	$3,342

	Three months ended March 31, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$163	$3,968	$4,131
Other comprehensive loss before reclassifications	(3)	(165)	(168)
Ending balance	$160	$3,803	$3,963

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$68	$(3)	$68	$(3)
Total	$—	$—	$68	$(3)	$68	$(3)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$69	$(3)	$69	$(3)
Total	$—	$—	$69	$(3)	$69	$(3)

At March 31, 2015, the Company held two fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2014 - two), including two fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2014 - two). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the three months ended March 31, 2015 and 2014, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.

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
For the three months ended March 31, 2015, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2014 – $Nil and $Nil, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	Three months ended
	March 31, 2015	March 31, 2014
Beginning balance	$498	$561
Reductions:
Securities sold during the period	(13)	(16)
Ending balance	$485	$545

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,535,746	$1,535,746	$—	$—
Agencies	152,272	—	152,272	—
Municipal	1,220,206	—	1,220,206	—
Non-U.S. government (Sovereign debt)	329,626	—	329,626	—
Non-U.S. government-backed corporate	151,446	—	151,446	—
Corporate	1,603,024	—	1,587,550	15,474
Agency mortgage-backed	342,461	—	342,461	—
Non-agency mortgage-backed	268,102	—	268,102	—
Commercial mortgage-backed	361,812	—	361,812	—
Asset-backed	43,234	—	43,234	—
Total fixed maturity investments	6,007,929	1,535,746	4,456,709	15,474
Short term investments	1,775,819	—	1,775,819	—
Equity investments trading	261,656	261,656	—	—
Other investments
Private equity partnerships	271,074	—	—	271,074
Catastrophe bonds	221,780	—	221,780	—
Senior secured bank loan fund	19,679	—	—	19,679
Hedge funds	2,373	—	—	2,373
Total other investments	514,906	—	221,780	293,126
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	72,993	—	—	72,993
Derivatives (1)	7,376	(492)	7,892	(24)
Other	(1,547)	—	(1,547)	—
Total other assets and (liabilities)	78,822	(492)	6,345	72,969
	$8,639,132	$1,796,910	$6,460,653	$381,569

(1) See “Note 13. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,671,471	$1,671,471	$—	$—
Agencies	96,208	—	96,208	—
Non-U.S. government (Sovereign debt)	280,651	—	280,651	—
Non-U.S. government-backed corporate	146,467	—	146,467	—
Corporate	1,610,442	—	1,594,782	15,660
Agency mortgage-backed	316,620	—	316,620	—
Non-agency mortgage-backed	253,050	—	253,050	—
Commercial mortgage-backed	381,051	—	381,051	—
Asset-backed	27,610	—	27,610	—
Total fixed maturity investments	4,783,570	1,671,471	3,096,439	15,660
Short term investments	1,013,222	—	1,013,222	—
Equity investments trading	322,098	322,098	—	—
Other investments
Private equity partnerships	281,932	—	—	281,932
Catastrophe bonds	200,329	—	200,329	—
Senior secured bank loan funds	19,316	—	—	19,316
Hedge funds	2,570	—	—	2,570
Total other investments	504,147	—	200,329	303,818
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(8,744)	—	—	(8,744)
Derivatives (1)	6,345	(569)	7,104	(190)
Other	(11,509)	—	(11,509)	—
Total other assets and (liabilities)	(13,908)	(569)	(4,405)	(8,934)
	$6,609,129	$1,993,000	$4,305,585	$310,544

(1) See “Note 13. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
Level 1 and Level 2 Assets and Liabilities Measured at Fair Value
Fixed Maturity Investments
Fixed maturity investments included in Level 1 consist of the Company’s investments in U.S. treasuries. Fixed maturity investments included in Level 2 are agencies, municipal, non-U.S. government, non-U.S. government-backed corporate, corporate, agency mortgage-backed, non-agency mortgage-backed, commercial mortgage-backed and asset-backed.
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
U.S. treasuries
Level 1 - At March 31, 2015, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 0.8% and a weighted average credit quality of AA (December 31, 2014 - 1.0% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2015, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.6% and a weighted average credit quality of AA (December 31, 2014 - 1.2% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - In connection with the acquisition of Platinum, the Company acquired a portfolio of municipal fixed maturity investments. At March 31, 2015, the Company’s municipal fixed maturity investments had a weighted average effective yield of 2.4% and a weighted average credit quality of AA. The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers.  Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available.  The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.  In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at March 31, 2015 had a weighted average effective yield of 1.0% and a weighted average credit quality of AA (December 31, 2014 - 1.1% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 0.9% and a weighted average credit quality of AA at March 31, 2015 (December 31, 2014 - 1.1% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At March 31, 2015, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 3.0% and a weighted average credit quality of BBB (December 31, 2014 - 3.2% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At March 31, 2015, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 1.7%, a weighted average credit quality of AA and a weighted average life of 5.4 years (December 31, 2014 - 2.3%, AA and 5.6 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At March 31, 2015, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 3.4%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.0 years (December 31, 2014 - 3.4%, non-investment grade and 4.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2015 had a weighted average effective yield of 4.0%, a weighted average credit quality of BBB and a weighted average life of 5.0 years (December 31, 2014 - 4.3%, BBB and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at March 31, 2015 had a weighted average effective yield of 1.9%, a weighted average credit quality of AA, and a weighted average life of 3.1 years (December 31, 2014 - 2.1%, AAA and 3.5 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2015, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.3%, a weighted average credit quality of AAA and a weighted average life of 2.6 years (December 31, 2014 - 1.5%, AAA and 2.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at March 31, 2015 of $1.5 million were principally comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2015	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$15,474	Discounted cash flow (“DCF”)	Credit spread (U)	n/a	n/a	1.2%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.2%
			Dividend rate (O)	n/a	n/a	6.5%
Total fixed maturity investments	15,474
Other investments
Private equity partnerships	271,074	Net asset valuation	Estimated performance (U)	(12.6)%	23.0%	4.7%
Senior secured bank loan fund	19,679	Net asset valuation	Estimated performance (U)	n/a	n/a	0.7%
Hedge funds	2,373	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	293,126
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	82,298	Internal valuation model	Estimated contract period (U)	n/a	n/a	746
			Credit spread above risk-free rate (U)	n/a	n/a	2.4%
			Net claims and claim expenses ceded (U)	n/a	n/a	$—
Assumed and ceded (re)insurance contracts	(1,116)	Internal valuation model	Bond price (U)	$98.19	$98.81	$98.52
			Liquidity premium (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(8,189)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(10,790)
			Expected loss ratio (U)	n/a	n/a	34.0%
			Net acquisition expense ratio (O)	1.0%	13.0%	10.0%
			Contract period (O)	549	1,100	830
			Discount rate (U)	n/a	n/a	0.9%
Total assumed and ceded (re)insurance contracts	72,993
Weather contract	(24)	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	72,969
	$381,569

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company with a fair value of $15.5 million at March 31, 2015. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At March 31, 2015, the dividend rate was 6.5%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.2% and a credit spread of 1.2%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company’s investment in this corporate fixed maturity investment determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $271.1 million of investments in private equity partnerships at March 31, 2015 were alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended March 31, 2015 was negative 12.6% to positive 23.0% with a weighted average of positive 4.7%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.

Senior secured bank loan fund
Level 3 - At March 31, 2015 the Company had $19.7 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that the fund is following fair value principles consistent with GAAP in determining the net asset value. The fair value of the Company’s investment in the senior secured bank loan fund is positively correlated to the estimated monthly net asset valuations received from the investment manager.
Hedge funds
Level 3 - At March 31, 2015 the Company had $2.4 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At March 31, 2015 the Company had an $82.3 million asset related to a reinsurance deposit asset accounted for at fair value with the fair value obtained through the use of an internal model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the estimated contract period remaining, the credit spread above the risk-free rate and net claims and claim expenses ceded. The credit spread above the risk-free rate is determined by reviewing the credit spreads of fixed maturity investments through observable market data, as well as considering illiquidity and the structure of these contracts. The fair value of the reinsurance deposit assets may increase or decrease due to changes in the estimated contract period remaining, the credit spread and net claims and claim expenses ceded. Generally, a decrease in the credit spread or a decrease in net claims and claim expenses ceded would result in an increase in the fair value of the reinsurance deposit assets. Conversely, an increase in the credit spread or an increase in net claims and claim expenses ceded would result in a decrease in the fair value of the reinsurance deposit assets.
Level 3 - At March 31, 2015 the Company had a $1.1 million liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At March 31, 2015 the Company had an $8.2 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available.  The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows.  The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Weather Contract
Level 3 - At March 31, 2015 the Company had a $24 thousand liability related to a weather contract entered into with an insurance company, with the fair value determined through the use of an internal valuation model. Inputs to the internal valuation model are based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in an increase (decrease) to the fair value of the Company’s weather contract liability.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2015	$15,660	$303,818	$(8,934)	$310,544
Total unrealized (losses) gains
Included in net investment income	(186)	5,014	160	4,988
Total realized gains
Included in other income	—	—	1,316	1,316
Total foreign exchange (losses) gains	—	(2,498)	6	(2,492)
Purchases	—	5,738	80,421	86,159
Settlements	—	(18,946)	—	(18,946)
Balance - March 31, 2015	$15,474	$293,126	$72,969	$381,569
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(186)	$5,014	$160	$4,988

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2014	$27,580	$344,248	$(2,490)	$369,338
Total unrealized gains (losses)
Included in net investment income	9,558	7,876	1,216	18,650
Total foreign exchange gains (losses)	—	6	(33)	(27)
Purchases	—	15,001	—	15,001
Settlements	—	(24,353)	—	(24,353)
Balance - March 31, 2014	$37,138	$342,778	$(1,307)	$378,609
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$9,558	$7,876	$1,216	$18,650

Financial Instruments Disclosed, But Not Carried, at Fair Value
The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from the fair value of financial instruments accounting guidance, unless the Company elects the fair value option, and therefore, are not included in the amounts discussed herein. The carrying values of cash, accrued investment income, receivables for investments sold, certain other assets, payables for investments purchased, certain other liabilities, and other financial instruments not included herein approximated their fair values.
Debt
Included on the Company’s consolidated balance sheet at March 31, 2015 were debt obligations of $826.8 million (December 31, 2014 - $249.5 million). At March 31, 2015, the fair value of the Company’s debt obligations was $863.6 million (December 31, 2014 – $279.0 million).
The fair value of the Company’s debt obligations is determined using indicative market pricing obtained from third-party service providers, which the Company considers Level 2 in the fair value hierarchy. There have been no changes during the period in the Company’s valuation technique used to determine the fair value of the Company’s debt obligations. Refer to “Note 7. Debt and Credit Facilities” for additional information related to the Company’s debt obligations.
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

	March 31, 2015	December 31, 2014
Other investments	$514,906	$504,147
Other assets	$86,676	$5,664
Other liabilities	$13,683	$14,408

Included in net investment income for the three months ended March 31, 2015 was net unrealized gains of $4.9 million related to the changes in fair value of other investments (2014 – gains of $5.0 million). Net unrealized gains related to the changes in the fair value of other assets and liabilities recorded in other income was $Nil for the three months ended March 31, 2015 (2014 - $Nil).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At March 31, 2015	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$271,074	$157,729	See below	See below	See below
Senior secured bank loan fund	19,679	5,924	See below	See below	See below
Hedge funds	2,373	—	See below	See below	See below
Total other investments measured using net asset valuations	$293,126	$163,653

Private equity partnerships – Included in the Company’s investments in private equity partnerships were alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair values of the investments in this category have been estimated in respect of the net asset value of the investments, as discussed in detail above. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable private equity partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the respective private equity partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the respective limited partnership.
Senior secured bank loan fund – The Company has $19.7 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at March 31, 2015 were $2.4 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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

The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2015	March 31, 2014
Premiums written
Direct	$30,813	$13,855
Assumed	612,765	691,405
Ceded	(239,543)	(254,913)
Net premiums written	$404,035	$450,347
Premiums earned
Direct	$22,901	$14,229
Assumed	382,603	385,598
Ceded	(108,744)	(113,293)
Net premiums earned	$296,760	$286,534
Claims and claim expenses
Gross claims and claim expenses incurred	$88,995	$68,150
Claims and claim expenses recovered	(12,142)	(9,235)
Net claims and claim expenses incurred	$76,853	$58,915

NOTE 7.     DEBT AND CREDIT FACILITIES
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.700% Senior Notes due 2025	$300,450	$299,400	$—	$—
5.75% Senior Notes due 2020	285,000	249,545	279,000	249,522
Series B 7.50% Senior Notes due 2017	278,116	277,829	—	—
	$863,566	$826,774	$279,000	$249,522

3.700% Senior Notes due 2025 of RenaissanceRe Finance
On March 24, 2015, RenaissanceRe Finance issued $300.0 million of its 3.700% Senior Notes due April 1, 2025, with interest on the notes payable on April 1 and October 1 of each year. The notes are guaranteed by RenaissanceRe and may be redeemed by RenaissanceRe Finance prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed prior to January 1, 2025. The notes were issued pursuant to an Indenture, dated as of March 24, 2015, by and among RenaissanceRe, RenaissanceRe Finance, and Deutsche Bank Trust Company Americas, as trustee, as supplemented by a First Supplemental Indenture, dated as of March 24, 2015. The notes contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.
The net proceeds from the offering of the notes (together with cash on hand) were applied by RenaissanceRe to repay in full a $300.0 million bridge loan that Barclays Bank PLC provided to RenaissanceRe on February 25, 2015 in order to finance a portion of the cash consideration paid by RenaissanceRe in connection with the acquisition of Platinum. Refer to “Note 3. Acquisition of Platinum” for additional information related to the cash consideration paid by RenaissanceRe in connection with the acquisition of Platinum.

5.75% Senior Notes due 2020 of RenRe North America Holdings Inc. (“RRNAH”)
On March 17, 2010, RRNAH issued $250.0 million of its 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. The notes, which are senior obligations, are guaranteed by RenaissanceRe and may be redeemed by RRNAH prior to maturity, subject to the payment of a “make-whole” premium. The notes were issued pursuant to an Indenture, dated as of March 17, 2010, by and among RenaissanceRe, RRNAH, and Deutsche Bank Trust Company Americas, as trustee, as supplemented by a First Supplemental Indenture, dated as of March 17, 2010. The notes contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.
Series B 7.50% Notes due 2017 of Platinum Underwriters Finance, Inc.
Subsequent to the acquisition of Platinum, Platinum Underwriters Finance, Inc., as issuer (“Platinum Finance”), Platinum, as guarantor, RenaissanceRe, as parent guarantor, and The Bank of New York Mellon, as trustee, entered into a Third Supplemental Indenture, dated as of March 3, 2015 (the “Third Supplemental Indenture”). The Third Supplemental Indenture amends the Indenture, dated as of May 26, 2005 (as supplemented by a First Supplemental Indenture, dated as of May 26, 2005 and a Second Supplemental Indenture, dated as of November 2, 2005 (collectively, the “Platinum Finance Indenture”)), pursuant to which Platinum Finance previously issued $250.0 million in aggregate principal amount of its Series B 7.50% Notes due June 1, 2017 (the “Platinum Finance Notes”). Pursuant to the Third Supplemental Indenture and the Guarantee, dated as of March 3, 2015, executed by RenaissanceRe (the “RenRe Guaranty”), RenaissanceRe became an additional guarantor of Platinum Finance’s obligations under the Platinum Finance Notes and the Platinum Finance Indenture.
Interest on the Platinum Finance Notes is payable on June 1 and December 1 of each year. The Platinum Finance Notes, which are senior obligations, are guaranteed by RenaissanceRe and Platinum and may be redeemed by Platinum Finance prior to maturity, subject to the payment of a “make-whole” premium. The Platinum Finance Notes contain various covenants, including limitations on mergers and consolidations, restrictions as to the disposition of the stock of designated subsidiaries and limitations on liens of the stock of designated subsidiaries.
Credit Facilities
A summary of the Company’s credit facilities is set forth below:

At March 31, 2015	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	73,584
Bilateral Letter of Credit Facility with Citibank Europe	139,463
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance Master Reimbursement Agreement	300,000
Specialty Risks Master Agreement	8,609
Platinum Syndicated Letter of Credit Facility	88,833
Platinum Letter of Credit Facility with NAB and ING	6,931
Total credit facilities in U.S. dollars	$617,420

Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance Master Reimbursement Agreement	£70,000
Total credit facilities in pound sterling	£70,000

RenaissanceRe Revolving Credit Facility

RenaissanceRe is a party to a credit agreement, dated as of May 17, 2012 (the “Revolving Credit Agreement”), with various banks and financial institutions parties thereto (collectively, the “Revolving Lenders”), Wells Fargo Bank, National Association (“Wells Fargo”), as fronting bank, letter of credit administrator and administrative agent (the “Administrative Agent”) for the Revolving Lenders, and certain other agents. The Revolving Credit Agreement previously provided for commitments from the Revolving Lenders in an aggregate amount of $150.0 million, including the issuance of letters of credit for the respective accounts of RenaissanceRe and certain of RenaissanceRe’s subsidiaries. Effective as of May 23, 2013, RenaissanceRe entered into a First Amendment and Joinder to Credit Agreement (the “Amendment”) with the Administrative Agent and the Revolving Lenders. Among other items, the Amendment (i) increased the aggregate commitment of the Revolving Lenders to $250.0 million, (ii) added an additional bank as a Revolving Lender, and (iii) eliminated the commitment of the Revolving Lenders to issue letters of credit. After giving effect to the Amendment, RenaissanceRe has the right, subject to certain conditions, to increase the size of the facility up to $350.0 million.
Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Revolving Credit Agreement) plus a margin, as more fully set forth in the Revolving Credit Agreement. At March 31, 2015, the Company had no borrowings outstanding under the Revolving Credit Agreement.
The Revolving Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type. In addition to customary covenants which limit RenaissanceRe and its subsidiaries’ ability to merge, consolidate, enter into negative pledge agreements, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances, the Revolving Credit Agreement also contains certain financial covenants. These financial covenants generally provide that consolidated debt to capital shall not exceed the ratio of 0.35:1 and that for the three months ended March 31, 2015, the consolidated net worth of RenaissanceRe and Renaissance Reinsurance shall equal or exceed approximately $2.3 billion and $1.1 billion, respectively (the “Net Worth Requirements”). The Net Worth Requirements are recalculated effective as of the end of each fiscal year, as more fully set forth in the Revolving Credit Agreement.
In the event of the occurrence and continuation of certain events of default, the Administrative Agent shall, at the request of the Required Lenders (as defined in the Revolving Credit Agreement), or may, with the consent of the Required Lenders, among other things, take any or all of the following actions: terminate the Revolving Lenders’ obligations to make loans and accelerate the outstanding obligations of RenaissanceRe under the Revolving Credit Agreement.
The commitments under the Revolving Credit Agreement expire on May 17, 2015. Our ability to renew the Revolving Credit Agreement, and the terms of such renewal, if any, will depend upon the facts and circumstances at the time, including our financial position, operating results and credit and capital market conditions. In the event that RenaissanceRe is unable to renew the Revolving Credit Agreement at a reasonable price and otherwise on terms satisfactory to it or at all, or if RenaissanceRe decides not to renew the Revolving Credit Agreement in whole or in part, it may pursue alternative financing arrangements in order to meet its ongoing liquidity needs.
Uncommitted Standby Letter of Credit Facility with Wells Fargo
Effective as of December 23, 2014, RenaissanceRe and certain of its subsidiaries and affiliates, Renaissance Reinsurance, RenaissanceRe Specialty Risks and DaVinci (such affiliates, collectively, the “Applicants”), entered into a Standby Letter of Credit Agreement (the “Standby Letter of Credit Agreement”) with Wells Fargo. The Standby Letter of Credit Agreement provides for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the Applicants. RenaissanceRe has unconditionally guaranteed the payment obligations of Renaissance Reinsurance and Renaissance Specialty Risks under the Standby Letter of Credit Agreement and all other related credit documents.
In the Standby Letter of Credit Agreement, each of RenaissanceRe and the Applicants makes, as to itself, certain representations and warranties and severally agrees to comply with certain covenants, in each case, that are customary for facilities of this type. Under the Standby Letter of Credit Agreement, each Applicant is severally required to pledge to Wells Fargo at all times during the term of the Standby Letter of Credit Agreement eligible collateral having a value (as determined as therein provided) that equals or exceeds the aggregate face amount of the outstanding letters of credit issued for its account plus all such Applicant’s payment and reimbursement obligations in respect of such letters of credit and under the Standby Letter of Credit Agreement. In the case of an event of default under the Standby Letter of Credit Agreement, Wells Fargo may exercise certain remedies, including conversion of collateral of a defaulting Applicant into cash.
At March 31, 2015, the Applicants had $73.6 million of letters of credit with effective dates on or before March 31, 2015 outstanding under the Standby Letter of Credit Agreement.
Bilateral Letter of Credit Facility with Citibank Europe
Pursuant to the facility letter, dated September 17, 2010 (as amended on July 14, 2011, October 1, 2013, December 23, 2014 and March 31, 2015, the “Facility Letter”), among Citibank Europe plc (“CEP”) and certain subsidiaries and affiliates of RenaissanceRe, CEP has established a letter of credit facility (the “Bilateral Facility”) under which CEP provides a commitment to issue letters of credit for the account of one or more of the Bilateral Facility Participants (as defined below) and their respective subsidiaries in multiple currencies. The “Bilateral Facility Participants” include Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (each of which were original signatories to the Facility Letter), Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. (each of which became parties to the Facility Letter effective October 1, 2013) and Platinum Bermuda and Renaissance Reinsurance U.S. (each of which became parties to the Facility Letter effective March 31, 2015). The aggregate commitment amount is $300.0 million, subject to (i) a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. and (ii) a combined sublimit of $25.0 million for letters of credit issued for the accounts of Platinum Bermuda and Renaissance Reinsurance U.S.
Effective March 31, 2015, with the exception of certain ancillary collateral documents, the agreements evidencing the bilateral letter of credit facility that had previously been in place among CEP, Platinum Bermuda and Platinum US (the “Platinum/CEP Bilateral Facility”) were terminated. In addition, effective March 31, 2015, certain letters of credit issued on behalf of Platinum Bermuda and Renaissance Reinsurance U.S. under the Platinum/CEP Bilateral Facility are deemed to be letters of credit issued under the Bilateral Facility and the terms of the Bilateral Facility apply to such letters of credit.
The Bilateral Facility is scheduled to expire on December 31, 2015. The Bilateral Facility is evidenced by the Facility Letter and seven separate master agreements between CEP and each of the Bilateral Facility Participants, as well as certain ancillary collateral agreements.
Under the Bilateral Facility, each of the Bilateral Facility Participants is severally obligated to pledge to CEP at all times during the term of the Bilateral Facility certain securities with a value (as determined as therein provided) that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies with respect to such Bilateral Facility Participant, including terminating its commitment to such Bilateral Facility Participant under the Bilateral Facility and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each Bilateral Facility Participant makes, as to itself, representations and warranties that are customary for facilities of this type and severally agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
At March 31, 2015, $139.5 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $160.5 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Funds at Lloyd’s Letter of Credit Facilities
Effective November 24, 2014, Renaissance Reinsurance and CEP entered into a Second Amended and Restated Pledge Agreement (the “Renaissance Reinsurance Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Agreement, dated as of April 29, 2009 (the “Renaissance Reinsurance Master Agreement”), and which provides for the issuance and renewal of letters of credit that are used to support business written by Syndicate 1458. Pursuant to the Renaissance Reinsurance Pledge Agreement, Renaissance Reinsurance has agreed to pledge to CEP at all times during the term of the Renaissance Reinsurance Master Agreement certain qualifying securities with a value (as determined as therein provided) that equals or exceeds the aggregate face amount of the then-outstanding letters of credit issued under the Renaissance Reinsurance Master Agreement. At March 31, 2015, letters of credit issued by CEP under the Renaissance Reinsurance Master Reimbursement Agreement were outstanding in the face amount of $300.0 million and £70.0 million, respectively.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into the Master Agreement (the “Specialty Risks Master Agreement” and, together with the Renaissance Reinsurance Master Agreement, the “Master Agreements”), which provides for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit that are used to support business written by Syndicate 1458, and a related Pledge Agreement (the “Specialty Risks Pledge Agreement” and, together with the Renaissance Reinsurance Pledge Agreement, the “Pledge Agreements”). Pursuant to the Specialty Risks Pledge Agreement, RenaissanceRe Specialty Risks has agreed to pledge to CEP at all times during the term of the Specialty Risks Master Agreement certain qualifying securities with a value (as determined as therein provided) equal to the aggregate face amount of the then-outstanding letters of credit issued under the Specialty Risks Master Agreement. At March 31, 2015, letters of credit issued by CEP under the Specialty Risks Master Agreement were outstanding in the face amount of $8.6 million.
Each of the Master Agreements and the Pledge Agreements contains representations, warranties and covenants that are customary for facilities of this type.
Platinum Syndicated Letter of Credit Facility
Effective March 2, 2015 and subsequent to the acquisition of Platinum, Platinum entered into a Consent and Amendment to Credit Agreement (the “Credit Agreement Amendment”) with Wells Fargo, the lenders party thereto and certain subsidiaries of Platinum party thereto (the “Platinum Subsidiary Borrowers”). The Credit Agreement Amendment amends the Third Amended and Restated Credit Agreement, dated as of April 9, 2014, by and among Platinum, the Platinum Subsidiary Borrowers, Wells Fargo and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Platinum Credit Agreement”). Among other things, the Credit Agreement Amendment (i) evidences the consent to the acquisition of Platinum of the lenders under the Platinum Credit Agreement, (ii) reduces the aggregate amount available under the Platinum Credit Agreement to $100.0 million, all of which is available for letters of credit, (iii) eliminates the sublimit under the Platinum Credit Agreement for revolver borrowings, (iv) reflects the addition of RenaissanceRe as a guarantor of the obligations of Platinum and the Platinum Subsidiary Borrowers under the Platinum Credit Agreement and (v) eliminates or modifies certain of the covenants and events of default under the Platinum Credit Agreement.
Effective March 2, 2015, RenaissanceRe entered into a Guaranty for the benefit of the lenders under the Platinum Credit Agreement pursuant to which RenaissanceRe guaranteed the obligations of Platinum and the Platinum Subsidiary Borrowers under the Platinum Credit Agreement and agreed to certain information reporting and financial covenants. The financial covenants are the same financial covenants as in effect as of March 2, 2015 under the Revolving Credit Agreement.
At March 31, 2015, $88.8 million aggregate face amount of letters of credit was outstanding and $11.2 million remained unused and available to the Platinum Subsidiary Borrowers under the Platinum Credit Agreement.
Platinum Letter of Credit Facility with National Australia Bank Limited and ING Bank, N.V.
Effective March 2, 2015 and subsequent to the acquisition of Platinum, Platinum Bermuda, as borrower, and Platinum, as guarantor, entered into a Consent and Amendment to Facility Agreement (the “Facility Agreement Amendment”) with National Australia Bank Limited (“NAB”) and ING Bank, N.V. (“ING”). The Facility Agreement Amendment amends the Uncommitted $125.0 million Facility Agreement, dated as of July 31, 2012, by and among Platinum Bermuda, Platinum, National Australia Bank Limited and ING Bank, N.V. (as amended, supplemented or otherwise modified from time to time, the “Facility Agreement”). Among other things, the Facility Agreement Amendment (i) evidences the consent of NAB and ING to the acquisition of Platinum, (ii) reflects the addition of RenaissanceRe as a guarantor of the obligations of Platinum and Platinum Bermuda under the Facility Agreement and (iii) eliminates or modifies certain of the covenants and events of default under the Facility Agreement.
Effective March 2, 2015, RenaissanceRe entered into a Guaranty for the benefit of NAB and ING pursuant to which RenaissanceRe guaranteed the obligations of Platinum Bermuda and Platinum under the Facility Agreement and agreed to certain information reporting and financial covenants. The financial covenants are the same financial covenants as in effect as of March 2, 2015 under the Revolving Credit Agreement.

At March 31, 2015, $6.9 million aggregate face amount of letters of credit was outstanding under the Facility Agreement and $118.1 million remained unused and available to Platinum Bermuda under the Facility Agreement.
Top Layer Re
Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
DaVinciRe Loan Agreement
On March 30, 2011, DaVinciRe entered into a loan agreement with RenaissanceRe (the “DaVinciRe Loan Agreement”) under which RenaissanceRe made a loan to DaVinciRe in the principal amount of $200.0 million on April 1, 2011. The loan matures on March 31, 2021 and interest on the loan is payable at a rate of three-month LIBOR plus 3.5% and is due at the end of each March, June, September and December, commencing on June 30, 2011. Under the terms of the DaVinciRe Loan Agreement, DaVinciRe is required to maintain a debt to capital ratio of no greater than 0.40:1 and a net worth of no less than $500.0 million. At March 31, 2015, $100.0 million remained outstanding under the DaVinciRe Loan Agreement. Refer to “Note 16. Subsequent Events” for additional information with respect to the DaVinciRe Loan Agreement and its payment in full on May 4, 2015.
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2015	December 31, 2014
Redeemable noncontrolling interest - DaVinciRe	$867,734	$1,037,306
Redeemable noncontrolling interest - Medici	100,697	94,402
Redeemable noncontrolling interest	$968,431	$1,131,708

A summary of the Company’s noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended
	March 31, 2015	March 31, 2014
Redeemable noncontrolling interest - DaVinciRe	$38,326	$41,180
Redeemable noncontrolling interest - Medici	1,336	1,588
Net income attributable to noncontrolling interests	$39,662	$42,768

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 26.3% at March 31, 2015 (December 31, 2014 - 23.4%).
DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of January 1 of the following year. Payment will be made by April 1, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years.
2014
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including RenaissanceRe, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of these transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $30.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.5%, effective January 1, 2014.
Effective July 1, 2014, RenaissanceRe sold a portion of its shares of DaVinciRe to an existing third party shareholder. RenaissanceRe sold these shares for $38.9 million. The Company's ownership in DaVinciRe was 26.5% at June 30, 2014 and subsequent to the above transaction, its ownership interest in DaVinciRe decreased to 23.4% effective July 1, 2014.
2015
During January 2015, DaVinciRe redeemed a portion of its outstanding shares from certain existing DaVinciRe shareholders, including the Company. The net redemption as a result of these transactions was $225.0 million. In connection with the redemption, DaVinciRe retained a $22.5 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.3%, effective January 1, 2015.
Refer to “Note 16. Subsequent Events” for additional information with respect to DaVinciRe’s issuance of its senior notes.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended
	March 31, 2015	March 31, 2014
Beginning balance	$1,037,306	$1,063,368
Redemption of shares from redeemable noncontrolling interest	(207,898)	(218,879)
Sale of shares to redeemable noncontrolling interests	—	9,722
Net income attributable to redeemable noncontrolling interest	38,326	41,180
Ending balance	$867,734	$895,391

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
2014
During 2014, third-party investors subscribed for and redeemed an aggregate of $57.3 million and $3.1 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 53.2%, effective December 31, 2014.
2015
During the three months ended March 31, 2015, third-party investors subscribed for and redeemed an aggregate of $19.6 million and $14.7 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 48.6%, effective March 31, 2015.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2015	March 31, 2014
Beginning balance	$94,402	$36,492
Redemption of shares from redeemable noncontrolling interest	(14,684)	(1,875)
Sale of shares to redeemable noncontrolling interests	19,643	55,385
Net income attributable to redeemable noncontrolling interest	1,336	1,588
Ending balance	$100,697	$91,590

NOTE 9. VARIABLE INTEREST ENTITIES
Upsilon Fund
Effective November 13, 2014, the Company incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares.
Upsilon Fund is considered a VIE as the voting rights of the equity investors are not proportionate with the respective obligation to absorb expected losses or the right to receive expected residual returns. The Company does not have the obligation to absorb the losses, nor the right to receive the benefits, in accordance with the accounting guidance, that could be significant to Upsilon Fund. However, the Company does have the power over the activities that most significantly impact the economic performance of Upsilon Fund. Since the Company does not meet both criteria noted above, the Company is not the primary beneficiary of Upsilon Fund, and accordingly, does not consolidate Upsilon Fund. The Company has not provided any financial or other support to Upsilon Fund that was not contractually required to be provided.
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
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of Upsilon RFO as it: (i) has the power over the activities that most significantly impact the economic performance of Upsilon RFO and (ii) has the obligation to absorb losses and the right to receive benefits, in accordance with the accounting guidance, that could be significant to Upsilon RFO. As a result, the Company consolidates Upsilon RFO and all significant inter-company transactions have been eliminated. The Company has not provided financial or other support to Upsilon RFO that was not contractually required to be provided.
2014
In conjunction with risks incepting during the first quarter of 2014, $172.4 million of Upsilon RFO non-voting preference shares were sold to unaffiliated third-party investors.  Additionally, $109.7 million of the non-voting preference shares were acquired by the Company, representing a 38.9% participation in the risks assumed by Upsilon RFO incepting during the first quarter of 2014.  In addition, another third party investor supplied $15.0 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio.  Inclusive of the insurance contract, the Company had a 33.6% participation in the original risks assumed by Upsilon RFO in conjunction with risks incepting during the first quarter of 2014.
In conjunction with risks incepting during the second quarter of 2014, $43.1 million of Upsilon RFO non-voting preference shares were sold to unaffiliated third-party investors.  Additionally, $13.5 million of the non-voting preference shares were acquired by the Company, representing a 23.9% participation in the risks assumed by Upsilon RFO incepting during the second quarter of 2014.  In addition, another third party investor supplied $5.0 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio.  Inclusive of the insurance contract, the Company had a 15.0% participation in the original risks assumed by Upsilon RFO in conjunction with risks incepting during the second quarter of 2014.
2015
During January 2015, Upsilon RFO returned capital to all of the investors who participated in risks incepting on January 1, 2014 and expiring on December 31, 2014, including the Company. The total amount of capital agreed to be returned was $352.8 million, with $317.5 million of this repaid during January 2015.
In conjunction with risks incepting during the first quarter of 2015, $128.7 million of Upsilon RFO non-voting preference shares were sold to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $41.3 million of the non-voting preference shares were acquired by the Company, representing a 24.3% participation in the risks assumed by Upsilon RFO incepting during the first quarter of 2015.
At March 31, 2015, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $343.6 million and $343.6 million, respectively, including $10.0 million of capital raised from third party investors and received by Upsilon RFO prior to March 31, 2015 for risks incepted during the second quarter of 2015 (December 31, 2014 - $621.3 million and $621.3 million, respectively, including $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepted during the first quarter of 2015).
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
Upon issuance of a series of Notes by Mona Lisa Re, all of the proceeds from the issuance are expected to be deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance and/or DaVinci underlying such series of Notes. The outstanding principal amount of each series of Notes generally will be returned to holders of such Notes upon the expiration of the risk period underlying such Notes, unless an event occurs which causes a loss under the applicable series of Notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such Notes. In addition, holders of such Notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of Notes.
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At March 31, 2015, the total assets and total liabilities of Mona Lisa Re were $181.1 million and $181.1 million, respectively (December 31, 2014 - $184.0 million and $184.0 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2015 (2014 - $Nil and $Nil, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $1.9 million and $1.3 million, respectively, during the three months ended March 31, 2015 (2014 - $2.4 million and $1.7 million, respectively).
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.30 per common share to common shareholders of record on March 13, 2015, and RenaissanceRe paid a dividend of $0.30 per common share to common shareholders on March 31, 2015. During the three months ended March 31, 2015, the Company declared and paid $5.6 million in preference share dividends (2014 - $5.6 million) and $13.7 million in common share dividends (2014 - $11.9 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2015, the Company did not repurchase any shares under its authorized share repurchase program. At March 31, 2015, $500.0 million remained available for repurchase under the Board authorized share repurchase program. See “Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds” for additional information. Refer to “Note 16. Subsequent Events” for additional information with respect to share repurchases after March 31, 2015.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(thousands of shares)	March 31, 2015	March 31, 2014
Numerator:
Net income available to RenaissanceRe common shareholders	$167,843	$151,003
Amount allocated to participating common shareholders (1)	(2,025)	(2,031)
Net income allocated to RenaissanceRe common shareholders	$165,818	$148,972
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	39,631	41,238
Per common share equivalents of employee stock options and restricted shares	390	665
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	40,021	41,903
Net income available to RenaissanceRe common shareholders per common share – basic	$4.18	$3.61
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.14	$3.56

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
NOTE 12. SEGMENT REPORTING
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
The underwriting results of Platinum are included in the Company’s Catastrophe Reinsurance and Specialty Reinsurance segments from March 2, 2015.
The financial results of the Company’s strategic investments, former Insurance segment and current noncontrolling interests are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are the Company’s investments in other ventures, investments unit, corporate expenses, capital servicing costs and certain acquisition related expenses.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended March 31, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$389,247	$124,291	$130,130	$(90)	$643,578
Net premiums written	$222,640	$103,915	$77,569	$(89)	$404,035
Net premiums earned	$143,767	$94,876	$58,206	$(89)	$296,760
Net claims and claim expenses incurred	7,594	39,588	29,843	(172)	76,853
Acquisition expenses	7,654	20,689	14,693	365	43,401
Operational expenses	20,363	13,290	11,940	28	45,621
Underwriting income (loss)	$108,156	$21,309	$1,730	$(310)	130,885
Net investment income				39,707	39,707
Net foreign exchange losses				(3,130)	(3,130)
Equity in earnings of other ventures				5,295	5,295
Other income				1,539	1,539
Net realized and unrealized gains on investments				41,749	41,749
Corporate expenses				(45,598)	(45,598)
Interest expense				(5,251)	(5,251)
Income before taxes and noncontrolling interests					165,196
Income tax benefit				47,904	47,904
Net income attributable to noncontrolling interests				(39,662)	(39,662)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$167,843

Net claims and claim expenses incurred – current accident year	$24,124	$49,264	$25,610	$—	$98,998
Net claims and claim expenses incurred – prior accident years	(16,530)	(9,676)	4,233	(172)	(22,145)
Net claims and claim expenses incurred – total	$7,594	$39,588	$29,843	$(172)	$76,853

Net claims and claim expense ratio – current accident year	16.8%	51.9%	44.0%	—%	33.4%
Net claims and claim expense ratio – prior accident years	(11.5)%	(10.2)%	7.3%	193.3%	(7.5)%
Net claims and claim expense ratio – calendar year	5.3%	41.7%	51.3%	193.3%	25.9%
Underwriting expense ratio	19.5%	35.8%	45.7%	(441.6)%	30.0%
Combined ratio	24.8%	77.5%	97.0%	(248.3)%	55.9%

(1) Included in gross premiums written in the Other category is the elimination of inter-segment gross premiums written of $0.1 million for the three months ended March 31, 2015.

Three months ended March 31, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$467,711	$154,290	$83,259	$—	$705,260
Net premiums written	$259,489	$125,489	$65,369	$—	$450,347
Net premiums earned	$164,584	$69,630	$52,297	$23	$286,534
Net claims and claim expenses incurred	6,455	26,081	26,281	98	58,915
Acquisition expenses	7,126	16,547	10,567	(540)	33,700
Operational expenses	20,419	10,106	12,033	66	42,624
Underwriting income	$130,584	$16,896	$3,416	$399	151,295
Net investment income				38,948	38,948
Net foreign exchange losses				(1,061)	(1,061)
Equity in earnings of other ventures				4,199	4,199
Other income				62	62
Net realized and unrealized gains on investments				14,927	14,927
Corporate expenses				(4,545)	(4,545)
Interest expense				(4,293)	(4,293)
Income before taxes and noncontrolling interests					199,532
Income tax expense				(166)	(166)
Net income attributable to noncontrolling interests				(42,768)	(42,768)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$151,003

Net claims and claim expenses incurred – current accident year	$12,529	$41,922	$21,157	$—	$75,608
Net claims and claim expenses incurred – prior accident years	(6,074)	(15,841)	5,124	98	(16,693)
Net claims and claim expenses incurred – total	$6,455	$26,081	$26,281	$98	$58,915

Net claims and claim expense ratio – current accident year	7.6%	60.2%	40.5%	—%	26.4%
Net claims and claim expense ratio – prior accident years	(3.7)%	(22.7)%	9.8%	426.1%	(5.8)%
Net claims and claim expense ratio – calendar year	3.9%	37.5%	50.3%	426.1%	20.6%
Underwriting expense ratio	16.8%	38.2%	43.2%	(2,060.9)%	26.6%
Combined ratio	20.7%	75.7%	93.5%	(1,634.8)%	47.2%

NOTE 13. DERIVATIVE INSTRUMENTS
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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$2,079	2,043	$36	Other assets	$—	$36
Foreign currency forward contracts (1)	16,646	5,808	10,838	Other assets	—	10,838
Foreign currency forward contracts (2)	1,774	106	1,668	Other assets	290	1,378
Credit default swaps	464	13	451	Other assets	310	141
Total	$20,963	$7,970	$12,993		$600	$12,393

	Derivative Liabilities
At March 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,571	2,043	$528	Other liabilities	$528	$—
Foreign currency forward contracts (1)	6,377	1,415	4,962	Other liabilities	—	4,962
Foreign currency forward contracts (2)	208	106	102	Other liabilities	—	102
Credit default swaps	14	13	1	Other liabilities	—	1
Weather contract	24	—	24	Other liabilities	24	—
Total	$9,194	$3,577	$5,617		$552	$5,065

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$468	468	$—	Other assets	$—	$—
Foreign currency forward contracts (1)	5,740	1,737	4,003	Other assets	—	4,003
Foreign currency forward contracts (2)	3,959	648	3,311	Other assets	—	3,311
Credit default swaps	468	88	380	Other assets	310	70
Total	$10,635	$2,941	$7,694		$310	$7,384

	Derivative Liabilities
At December 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,037	468	$569	Other liabilities	$569	$—
Foreign currency forward contracts (1)	1,319	967	352	Other liabilities	—	352
Foreign currency forward contracts (2)	724	649	75	Other liabilities	—	75
Credit default swaps	251	88	163	Other liabilities	—	163
Weather contract	190	—	190	Other liabilities	190	—
Total	$3,521	$2,172	$1,349		$759	$590

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2015	2014
Interest rate futures	Net realized and unrealized gains on investments	$(4,408)	$(12,274)
Foreign currency forward contracts (1)	Net foreign exchange losses	3,611	4,099
Foreign currency forward contracts (2)	Net foreign exchange losses	9,210	(1,399)
Credit default swaps	Net realized and unrealized gains on investments	40	159
Weather contract	Net realized and unrealized gains on investments	160	1,216
Total		$8,613	$(8,199)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2015.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At March 31, 2015, the Company had $1,624.5 million of notional long positions and $1,378.0 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2014 - $587.0 million and $617.4 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2015, the Company had outstanding underwriting related foreign currency contracts of $281.5 million in notional long positions and $255.2 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $144.8 million and $121.6 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge its exposure to currency fluctuations from these investments, the Company has entered into foreign currency forward contracts. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2015, the Company had outstanding investment portfolio related foreign currency contracts of $13.7 million in notional long positions and $107.7 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $35.8 million and $150.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2015, the Company had outstanding credit derivatives of $Nil in notional long positions and $31.3 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $4.6 million and $19.4 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. At March 31, 2015, the Company had an outstanding weather contract with an insurance company of $2.0 million in a notional short position (December 31, 2014 - $2.2 million).

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014, other than those discussed below and in “Note 7. Debt and Credit Facilities.”
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

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at March 31, 2015 and December 31, 2014, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three months ended March 31, 2015 and 2014, and condensed consolidating statements of cash flow for the three months ended March 31, 2015 and 2014. Each of RRNAH, Platinum Finance and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. Refer to “Note 7. Debt and Credit Facilities” for information related to the Company’s debt obligations.

Condensed Consolidating Balance Sheet at March 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$92,165	$—	$79,313	$291,674	$—	$8,220,901	$—	$8,684,053
Cash and cash equivalents	4,885	63,257	329	1,229	451	487,467	—	557,618
Investments in subsidiaries	4,548,612	1,398,517	270,948	611,015	830,466	(2,839,998)	(4,819,560)	—
Due from subsidiaries and affiliates	135,592	29,934	25	—	—	(29,934)	(135,617)	—
Premiums receivable	—	—	—	—	—	866,418	—	866,418
Prepaid reinsurance premiums	—	—	—	—	—	233,062	—	233,062
Reinsurance recoverable	—	—	—	—	—	82,696	—	82,696
Accrued investment income	—	—	87	—	—	40,496	—	40,583
Deferred acquisition costs	—	—	—	—	—	184,168	(38,115)	146,053
Receivable for investments sold	12	—	—	—	—	121,518	—	121,530
Other assets	120,981	—	31,813	2,966	120,095	215,240	(217,244)	273,851
Goodwill and other intangible assets	273,484	—	—	—	—	7,850	—	281,334
Total assets	$5,175,731	$1,491,708	$382,515	$906,884	$951,012	$7,589,884	$(5,210,536)	$11,287,198
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$—	$2,760,402	$21,166	$2,781,568
Unearned premiums	—	—	—	—	—	983,137	—	983,137
Debt	117,000	—	249,545	250,000	299,400	—	(89,171)	826,774
Amounts due to subsidiaries and affiliates	179,414	26,107	1,931	75	227	(26,409)	(181,345)	—
Reinsurance balances payable	—	—	—	—	—	495,045	—	495,045
Payable for investments purchased	—	—	2	—	—	217,984	—	217,986
Other liabilities	97,028	1,086	(1,097)	6,343	1,039	214,923	(87,354)	231,968
Total liabilities	393,442	27,193	250,381	256,418	300,666	4,645,082	(336,704)	5,536,478
Redeemable noncontrolling interest	—	—	—	—	—	968,431	—	968,431
Shareholders’ Equity
Total shareholders’ equity	4,782,289	1,464,515	132,134	650,466	650,346	1,976,371	(4,873,832)	4,782,289
Total liabilities, noncontrolling interests and shareholders’ equity	$5,175,731	$1,491,708	$382,515	$906,884	$951,012	$7,589,884	$(5,210,536)	$11,287,198

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$137,006	$88,150	$6,518,594	$—	$6,743,750
Cash and cash equivalents	5,986	1,033	518,565	—	525,584
Investments in subsidiaries	3,509,974	71,796	—	(3,581,770)	—
Due from subsidiaries and affiliates	126,548	23	—	(126,571)	—
Premiums receivable	—	—	440,007	—	440,007
Prepaid reinsurance premiums	—	—	94,810	—	94,810
Reinsurance recoverable	—	—	66,694	—	66,694
Accrued investment income	—	121	26,388	—	26,509
Deferred acquisition costs	—	—	110,059	—	110,059
Receivable for investments sold	10	—	52,380	—	52,390
Other assets	112,400	1,242	123,661	(101,458)	135,845
Goodwill and other intangible assets	—	—	7,902	—	7,902
Total assets	$3,891,924	$162,365	$7,959,060	$(3,809,799)	$8,203,550
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,412,510	$—	$1,412,510
Unearned premiums	—	—	512,386	—	512,386
Debt	—	249,522	—	—	249,522
Amounts due to subsidiaries and affiliates	6,000	233	—	(6,233)	—
Reinsurance balances payable	—	—	454,580	—	454,580
Payable for investments purchased	—	—	203,021	—	203,021
Other liabilities	20,209	4,013	351,344	(1,458)	374,108
Total liabilities	26,209	253,768	2,933,841	(7,691)	3,206,127
Redeemable noncontrolling interest	—	—	1,131,708	—	1,131,708
Shareholders’ Equity
Total shareholders’ equity	3,865,715	(91,403)	3,893,511	(3,802,108)	3,865,715
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,891,924	$162,365	$7,959,060	$(3,809,799)	$8,203,550

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$—	$296,760	$—	$296,760
Net investment income (loss)	2,624	—	331	(40)	36	37,730	(974)	39,707
Net foreign exchange losses	(10)	—	—	—	—	(3,120)	—	(3,130)
Equity in earnings of other ventures	—	—	—	—	—	5,295	—	5,295
Other income	6,189	166	—	—	—	1,208	(6,024)	1,539
Net realized and unrealized gains on investments	39	—	406	1	—	41,303	—	41,749
Total revenues	8,842	166	737	(39)	36	379,176	(6,998)	381,920
Expenses
Net claims and claim expenses incurred	—	—	—	—	—	77,412	(559)	76,853
Acquisition expenses	—	—	—	—	—	48,318	(4,917)	43,401
Operational expenses	(1,178)	4,987	1,890	1	—	34,515	5,406	45,621
Corporate expenses	16,304	8,182	98	35	7	21,007	(35)	45,598
Interest expense	295	—	3,617	1,563	216	594	(1,034)	5,251
Total expenses	15,421	13,169	5,605	1,599	223	181,846	(1,139)	216,724
(Loss) income before equity in net income of subsidiaries and taxes	(6,579)	(13,003)	(4,868)	(1,638)	(187)	197,330	(5,859)	165,196
Equity in net income (loss) of subsidiaries	183,680	(6,557)	17,399	(2,146)	(3,213)	11,916	(201,079)	—
Income (loss) before taxes	177,101	(19,560)	12,531	(3,784)	(3,400)	209,246	(206,938)	165,196
Income tax (expense) benefit	(3,663)	—	31,005	571	65	19,926	—	47,904
Net income (loss)	173,438	(19,560)	43,536	(3,213)	(3,335)	229,172	(206,938)	213,100
Net income attributable to noncontrolling interests	—	—	—	—	—	(39,662)	—	(39,662)
Net income (loss) attributable to RenaissanceRe	173,438	(19,560)	43,536	(3,213)	(3,335)	189,510	(206,938)	173,438
Dividends on preference shares	(5,595)	—	—	—	—	—	—	(5,595)
Net income (loss) attributable to RenaissanceRe common shareholders	$167,843	$(19,560)	$43,536	$(3,213)	$(3,335)	$189,510	$(206,938)	$167,843

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$173,438	$(19,560)	$43,536	$(3,213)	$(3,335)	$229,172	$(206,938)	$213,100
Change in net unrealized gains on investments	—	—	—	—	—	(74)	—	(74)
Comprehensive income (loss)	173,438	(19,560)	43,536	(3,213)	(3,335)	229,098	(206,938)	213,026
Net income attributable to noncontrolling interests	—	—	—	—	—	(39,662)	—	(39,662)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(39,662)	—	(39,662)
Comprehensive income (loss) attributable to RenaissanceRe	$173,438	$(19,560)	$43,536	$(3,213)	$(3,335)	$189,436	$(206,938)	$173,364

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$286,534	$—	$286,534
Net investment income	625	474	38,786	(937)	38,948
Net foreign exchange gains (losses)	1	—	(1,062)	—	(1,061)
Equity in earnings of other ventures	—	—	4,199	—	4,199
Other (loss) income	—	(8)	70	—	62
Net realized and unrealized (losses) gains on investments	(106)	377	14,656	—	14,927
Total revenues	520	843	343,183	(937)	343,609
Expenses
Net claims and claim expenses incurred	—	—	58,915	—	58,915
Acquisition expenses	—	—	33,700	—	33,700
Operational expenses	(880)	1,894	41,688	(78)	42,624
Corporate expenses	4,002	59	484	—	4,545
Interest expense	—	3,617	676	—	4,293
Total expenses	3,122	5,570	135,463	(78)	144,077
(Loss) income before equity in net income of subsidiaries and taxes	(2,602)	(4,727)	207,720	(859)	199,532
Equity in net income of subsidiaries	159,200	853	—	(160,053)	—
Income (loss) before taxes	156,598	(3,874)	207,720	(160,912)	199,532
Income tax benefit (expense)	—	684	(850)	—	(166)
Net income (loss)	156,598	(3,190)	206,870	(160,912)	199,366
Net income attributable to noncontrolling interests	—	—	(42,768)	—	(42,768)
Net income (loss) attributable to RenaissanceRe	156,598	(3,190)	164,102	(160,912)	156,598
Dividends on preference shares	(5,595)	—	—	—	(5,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$151,003	$(3,190)	$164,102	$(160,912)	$151,003

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$156,598	$(3,190)	$206,870	$(160,912)	$199,366
Change in net unrealized gains on investments	—	—	(168)	—	(168)
Comprehensive income (loss)	156,598	(3,190)	206,702	(160,912)	199,198
Net income attributable to noncontrolling interests	—	—	(42,768)	—	(42,768)
Comprehensive income attributable to noncontrolling interests	—	—	(42,768)	—	(42,768)
Comprehensive income (loss) attributable to RenaissanceRe	$156,598	$(3,190)	$163,934	$(160,912)	$156,430

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(32,160)	$837	$(13,573)	$(295)	$(118,949)	$45,535	$(118,605)
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	—	—	5,007	45,029	—	2,025,642	2,075,678
Purchases of fixed maturity investments trading	—	—	—	—	—	(1,490,123)	(1,490,123)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	—	1,757	1,757
Net sales of equity investments trading	—	—	13,763	—	—	36,864	50,627
Net sales (purchases) of short term investments	44,839	—	(5,848)	(45,042)	—	118,846	112,795
Net purchases of other investments	—	—	—	—	—	(7,952)	(7,952)
Net purchases of investments in other ventures	—	—	—	—	—	(126)	(126)
Net purchases of other assets	—	—	—	—	—	(2,500)	(2,500)
Dividends and return of capital from subsidiaries	641,434	—	—	—	—	(641,434)	—
Contributions to subsidiaries	148,674	—	(1,753)	—	(180,000)	33,079	—
Due to (from) subsidiary	3,306	—	1,700	—	—	(5,006)	—
Net purchase of Platinum	(904,433)	62,420	—	1,537	—	162,324	(678,152)
Net cash (used in) provided by investing activities	(66,180)	62,420	12,869	1,524	(180,000)	231,371	62,004
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(13,720)	—	—	—	—	—	(13,720)
Dividends paid – preference shares	(5,595)	—	—	—	—	—	(5,595)
RenaissanceRe common share repurchases	(446)	—	—	—	—	—	(446)
Net issuance (repayment) of debt	117,000	—	—	—	299,400	(118,577)	297,823
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	—	(180,285)	(180,285)
Net cash provided by (used in) financing activities	97,239	—	—	—	299,400	(298,862)	97,777
Effect of exchange rate changes on foreign currency cash	—	—	—	—	—	(9,142)	(9,142)
Net (decrease) increase in cash and cash equivalents	(1,101)	63,257	(704)	1,229	451	(31,098)	32,034
Cash and cash equivalents, beginning of period	5,986	—	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of period	$4,885	$63,257	$329	$1,229	$451	$487,467	$557,618

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(17,579)	$(8,334)	$72,552	$46,639
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	—	5,353	1,990,682	1,996,035
Purchases of fixed maturity investments trading	(74,733)	—	(1,694,263)	(1,768,996)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	4,090	4,090
Net purchases (sales) of equity investments trading	—	(370)	91	(279)
Net sales (purchases) of short term investments	79,551	175	(12,413)	67,313
Net sales of other investments	—	—	2,116	2,116
Net sales of investments in other ventures	—	—	915	915
Dividends and return of capital from subsidiaries	142,423	2,701	(145,124)	—
Contributions to subsidiaries	136,421	(1,950)	(134,471)	—
Due to (from) subsidiaries	8,630	(971)	(7,659)	—
Net cash provided by investing activities	292,292	4,938	3,964	301,194
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(11,899)	—	—	(11,899)
Dividends paid – preference shares	(5,595)	—	—	(5,595)
RenaissanceRe common share repurchases	(262,736)	—	—	(262,736)
Net third party redeemable noncontrolling interest share transactions	—	—	(147,943)	(147,943)
Net cash used in financing activities	(280,230)	—	(147,943)	(428,173)
Effect of exchange rate changes on foreign currency cash	—	—	(529)	(529)
Net decrease in cash and cash equivalents	(5,517)	(3,396)	(71,956)	(80,869)
Cash and cash equivalents, beginning of period	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of period	$3,279	$631	$323,253	$327,163
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 16. SUBSEQUENT EVENTS
On May 4, 2015, DaVinciRe issued $150.0 million of its 4.750% Senior Notes due May 1, 2025, with interest on the notes payable on May 1 and November 1, commencing with November 1, 2015. The notes may be redeemed prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed before February 1, 2025. The notes contain various covenants including, among others, limitations on mergers, amalgamations and consolidations, limitations on third party investor redemptions, a leverage covenant and maintenance of certain ratings. The net proceeds from this offering were used to repay, in full, $100.0 million outstanding under the DaVinciRe Loan Agreement, and the remainder of the net proceeds may be used to repurchase DaVinciRe shares or for general corporate purposes.
Subsequent to March 31, 2015 and through the period ended May 4, 2015, the Company repurchased 3 thousand common shares in open market transactions at an aggregate cost of $0.3 million and at an average share price of $99.91.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2015 and 2014, respectively. The following also includes a discussion of our liquidity and capital resources at March 31, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three months ended March 31, 2015 include the results of operations of Platinum for the period from March 2, 2015 through March 31, 2015. Refer to “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
OVERVIEW
RenaissanceRe is a leading global provider of reinsurance and insurance coverages and related services. Our aspiration is to be the world’s best underwriter by matching well-structured risks with efficient sources of capital. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, and by delivering responsive solutions. We accomplish this by leveraging our core capabilities of risk assessment and information management, by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets and by keeping our promises. Overall, our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s financial performance, and believe we have delivered superior performance in respect of this measure over time.
Our core products include property catastrophe reinsurance, specialty reinsurance and certain insurance products. We believe that we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd’s marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed, and continue to manage, multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
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
Acquisition of Platinum
On November 23, 2014, RenaissanceRe entered into a definitive merger agreement with Platinum, and the transaction was completed on March 2, 2015. As a result of the acquisition of Platinum, each of Platinum and its operating subsidiaries became a wholly owned subsidiary of RenaissanceRe. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of of Platinum Acquisition on Liquidity and Capital Resources” and “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum.
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
The underwriting results of Platinum are included in the Company’s Catastrophe Reinsurance and Specialty Reinsurance segments from March 2, 2015.
Catastrophe Reinsurance Segment
Property catastrophe reinsurance is our traditional core business, and is principally written for our own account, for DaVinci and for other joint ventures such as Upsilon Fund. We believe we are one of the world’s leading providers of this coverage, based on total catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means that we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount. We also offer proportional coverages and other structures on a catastrophe-exposed basis and may increase these offerings on an absolute or relative basis in the future.

Specialty Reinsurance Segment
We write specialty reinsurance for our own account and for DaVinci, covering principally certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as aviation, casualty clash, catastrophe exposed personal lines property, catastrophe exposed workers’ compensation, crop, energy, financial guaranty, financial liability, marine, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including cyber, directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. In connection with the acquisition of Platinum, we have expanded our lines of business to include automobile liability, accident and health and traditional workers compensation, and increased our presence within certain existing lines of business, including casualty clash, general liability, professional indemnity and other financial lines of business.
We believe that we are seen as a market leader in certain of the classes of business we write in our Specialty Reinsurance segment. We are seeking to expand our specialty reinsurance operations over time. Our specialty reinsurance business is significantly impacted by a relatively small number of relatively large transactions. As with our catastrophe business, our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.
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
Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our investment unit which manages and invests the funds generated by our consolidated operations; (3) corporate expenses, capital services costs, certain expenses related to the acquisition Platinum and noncontrolling interests; (4) the results of our discontinued operations; and (5) the remnants of our Bermuda-based insurance operations.
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
Risk Management
We seek to develop and effectively utilize sophisticated computer models and other analytical tools to assess and manage the risks that we underwrite and attempt to optimize our portfolio of reinsurance and insurance contracts and other financial risks. Our policies, procedures, tools and resources used to monitor and assess our operational risks companywide, as well as our global enterprise-wide risk management practices, are overseen by our Chief Risk Officer, who reports directly to our Chief Financial Officer and Chief Operating Officer.
With respect to our Reinsurance operations, we have developed and continuously seek to improve our proprietary, computer-based pricing and exposure management system, REMS©. We believe that REMS©, as updated from time to time, is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant competitive advantage. REMS© was originally developed to analyze catastrophe risks, though we continuously seek ways to enhance the program in order to analyze other classes of risk.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates include “Claims and Claim Expense Reserves”, “Reinsurance Recoverables”, “Fair Value Measurements and Impairments” and “Income Taxes”, and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014. There have been no material changes in our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2014, other than as noted below.
On March 2, 2015, as a result of the acquisition of Platinum, which was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations, total consideration paid was allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed. Refer to “Note 3. Acquisition of Platinum” in the notes to our consolidated financial statements for additional information related to the acquisition of Platinum.
Claims and Claim Expense Reserves
Claims and claim expense reserves acquired in the acquisition of Platinum totaled $1.4 billion at March 2, 2015, comprised of $117.4 million and $1.3 billion included in our Catastrophe Reinsurance and Specialty Reinsurance segments, respectively, and subject to the same reserving methodology for each respective line of business as outlined in our critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014.
Fair Value Measurements and Impairments
Fair Value
Assets measured at fair value on a recurring basis acquired in the acquisition of Platinum totaled $2.8 billion at March 2, 2015, principally included $1.8 billion of fixed maturity investments trading, $883.5 million of short term investments and $81.1 million of reinsurance deposit assets and are subject to the same fair value measurement methodology outlined in our critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014.

Goodwill and Other Intangible Assets
As noted above, the acquisition of Platinum was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations, under which the total consideration paid was allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed.  Total consideration paid in connection with the acquisition of Platinum was $1.93 billion and exceeded the fair value of the net assets acquired, resulting in goodwill of $191.7 million. The fair value of the net assets acquired included $83.6 million of identifiable intangible assets. Intangible assets with definite lives will be amortized over their estimated useful lives.  Goodwill resulting from the acquisition of Platinum will not be amortized but instead will be tested for impairment at least annually and subject to the same methodology outlined in our critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014.  In the event that we determine that the value of goodwill has become impaired, an accounting charge will be taken in the fiscal quarter in which such determination is made. Refer to “Note 3. Acquisition of Platinum” for additional information with respect to goodwill and other intangible assets related to the acquisition of Platinum.
Income Taxes
Net deferred tax assets acquired in the acquisition of Platinum totaled $12.9 million at March 2, 2015 and were measured in accordance with the provisions of FASB ASC Topic Income Taxes as outlined in our critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Three months ended March 31,	2015	2014	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$643,578	$705,260	$(61,682)
Net premiums written	$404,035	$450,347	$(46,312)
Net premiums earned	$296,760	$286,534	$10,226
Net claims and claim expenses incurred	76,853	58,915	17,938
Acquisition expenses	43,401	33,700	9,701
Operational expenses	45,621	42,624	2,997
Underwriting income	$130,885	$151,295	$(20,410)

Net investment income	$39,707	$38,948	$759
Net realized and unrealized gains (losses) on investments	41,749	14,927	26,822
Change in net unrealized gains on fixed maturity investments available for sale	(183)	(165)	(18)
Total investment result	$81,273	$53,710	$27,563

Net income	$213,100	$199,366	$13,734
Net income available to RenaissanceRe common shareholders	$167,843	$151,003	$16,840

Net income available to RenaissanceRe common shareholders per common share – diluted	$4.14	$3.56	$0.58
Dividends per common share	$0.30	$0.29	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	33.4%	26.4%	7.0%
Net claims and claim expense ratio – prior accident years	(7.5)%	(5.8)%	(1.7)%
Net claims and claim expense ratio – calendar year	25.9%	20.6%	5.3%
Underwriting expense ratio	30.0%	26.6%	3.4%
Combined ratio	55.9%	47.2%	8.7%

Return on average common equity - annualized	17.1%	17.6%	(0.5)%

Book value	March 31, 2015	December 31, 2014	Change
Book value per common share	$95.21	$90.15	$5.06
Accumulated dividends per common share	14.58	14.28	0.30
Book value per common share plus accumulated dividends	$109.79	$104.43	$5.36
Change in book value per common share plus change in accumulated dividends	5.9%

Balance sheet highlights	March 31, 2015	December 31, 2014	Change
Total assets	$11,287,198	$8,203,550	$3,083,648
Total shareholders’ equity attributable to RenaissanceRe	$4,782,289	$3,865,715	$916,574

Net income available to RenaissanceRe common shareholders was $167.8 million in the first quarter of 2015, compared to $151.0 million in the first quarter of 2014, an increase of $16.8 million. As a result of our net income available to RenaissanceRe common shareholders in the first quarter of 2015, we generated an annualized return on average common equity of 17.1% and our book value per common share increased from $90.15 at December 31, 2014 to $95.21 at March 31, 2015, a 5.9% increase, after considering the change in accumulated dividends paid to our common shareholders and the impact of the issuance of 7.4 million our common shares in connection with the acquisition of Platinum, as discussed below.
The most significant events affecting our financial performance during the first quarter of 2015, on a comparative basis to the first quarter of 2014, include:

•
Improved Investment Results - total investment result of $81.3 million in the first quarter of 2015, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to $53.7 million in the first quarter of 2014. The increase in total investment result was primarily driven by a flattening of the yield curve and moderate credit spread compression during the first quarter of 2015, resulting in improved returns in our fixed maturity investments portfolio and increased average invested assets, compared to the first quarter of 2014, partially offset by lower returns in our portfolio of private equity investments and equity investments trading, driven by weaker returns in the public equity portfolio; and

•
Income Tax Benefit - we recognized an income tax benefit of $47.9 million in the first quarter of 2015, compared to income tax expense of $0.2 million in the first quarter of 2014, primarily as a result of a reduction in our U.S.-based deferred tax asset valuation allowance from $47.4 million to $Nil as a result of expected profits to be experienced in our U.S.-based operations due principally to the acquisition of Platinum on March 2, 2015; partially offset by

•
Lower Underwriting Results - our underwriting income of $130.9 million in the first quarter of 2015 decreased $20.4 million from $151.3 million in the first quarter of 2014. The decrease in underwriting income was primarily driven by a $9.7 million increase in acquisition expenses principally within our Specialty Reinsurance segment, and a $17.9 million increase in net claims and claim expenses, partially offset by a $10.2 million increase in net premiums earned; and

•
Higher Corporate Expenses - our corporate expenses increased $41.1 million to $45.6 million in the first quarter of 2015, compared to $4.5 million in the first quarter of 2014, primarily due to $40.4 million of corporate expenses associated with the acquisition of Platinum, comprised of $11.5 million of transaction-related expenses, $0.9 million of integration-related expenses and $28.0 million of compensation-related expenses.

Acquisition of Platinum
RenaissanceRe completed its acquisition of Platinum on March 2, 2015. As a result of the acquisition, Platinum and its subsidiaries became wholly owned subsidiaries of RenaissanceRe, including Platinum Bermuda and Renaissance Reinsurance U.S. We accounted for the acquisition of Platinum under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic Business Combinations and our consolidated results of operations include those of Platinum from March 2, 2015. During the first quarter of 2015, we recorded $40.4 million of corporate expenses associated with the acquisition of Platinum, comprised of $11.5 million of transaction-related expenses, $0.9 million of integration-related expenses and $28.0 million of compensation-related expenses. In addition, we recognized $83.6 million of identifiable intangible assets and $191.7 million of goodwill in connection with the acquisition of Platinum. Also during the first quarter of 2015, we recognized an income tax benefit of $47.4 million related to a reduction in our U.S. deferred tax asset valuation allowance as a result of profits expected to be experienced in our U.S.-based operations.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Three months ended March 31,	2015	2014	Change
(in thousands, except percentages)
Catastrophe Reinsurance gross premiums written
Renaissance	$265,730	$322,748	$(57,018)
DaVinci	123,517	144,963	(21,446)
Total Catastrophe Reinsurance gross premiums written	$389,247	$467,711	$(78,464)
Net premiums written	$222,640	$259,489	$(36,849)
Net premiums earned	$143,767	$164,584	$(20,817)
Net claims and claim expenses incurred	7,594	6,455	1,139
Acquisition expenses	7,654	7,126	528
Operational expenses	20,363	20,419	(56)
Underwriting income	$108,156	$130,584	$(22,428)

Net claims and claim expenses incurred – current accident year	$24,124	$12,529	$11,595
Net claims and claim expenses incurred – prior accident years	(16,530)	(6,074)	(10,456)
Net claims and claim expenses incurred – total	$7,594	$6,455	$1,139

Net claims and claim expense ratio – current accident year	16.8%	7.6%	9.2%
Net claims and claim expense ratio – prior accident years	(11.5)%	(3.7)%	(7.8)%
Net claims and claim expense ratio – calendar year	5.3%	3.9%	1.4%
Underwriting expense ratio	19.5%	16.8%	2.7%
Combined ratio	24.8%	20.7%	4.1%

Catastrophe Reinsurance Gross Premiums Written – In the first quarter of 2015, our Catastrophe Reinsurance segment gross premiums written decreased by $78.5 million, or 16.8%, to $389.2 million, compared to $467.7 million in the first quarter of 2014, primarily driven by the continued softening of market conditions, including reduced risk-adjusted pricing for the January renewals and our underwriting discipline given prevailing terms and conditions.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment decreased $41.6 million to $166.6 million in the first quarter of 2015, compared to $208.2 million in the first quarter of 2014, primarily reflecting a reduction in purchases of retrocessional reinsurance driven by reduced gross premiums written, as noted above, and $29.5 million of premiums ceded to company-sponsored third party capital vehicles in the first quarter of 2015, compared to $55.0 million the first quarter of 2014.

Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $108.2 million in the first quarter of 2015, compared to $130.6 million in the first quarter of 2014, a decrease of $22.4 million. In the first quarter of 2015, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 5.3%, an underwriting expense ratio of 19.5% and a combined ratio of 24.8%, compared to 3.9%, 16.8% and 20.7%, respectively, in the first quarter of 2014.
The $22.4 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first quarter of 2015, compared to the first quarter of 2014, was driven by a $20.8 million decrease in net premiums earned, primarily the result of lower gross premiums written during the preceding twelve months as a result of the continued softening of market conditions and our underwriting discipline given prevailing terms and conditions and a $1.1 million increase in net claims and claim expenses. The $1.1 million increase in net claims and claim expenses is comprised of a $11.6 million increase in current accident year net claims and claim expenses primarily driven by a number of U.S. winter storms, partially offset by a $10.5 million increase in favorable development on prior accident year net claims and claim expenses.
During the first quarter of 2015, we experienced $16.5 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $6.1 million in the first quarter of 2014. The favorable development on prior accident years net claims and claim expenses in the first quarter of 2015 was principally driven by $5.3 million related to the April and May 2011 U.S. Tornadoes, $1.5 million related to the 2008 Hurricanes (Gustav and Ike) and $9.8 million related to a number of other relatively small catastrophe events, each principally the result of changes in our estimated ultimate loss for each respective event. Net favorable development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquakes, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $5 thousand and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquakes, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.
During the first quarter of 2014, we experienced $6.1 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, which was principally comprised of favorable development of $2.4 million and $3.0 million related to the 2008 Hurricanes and the 2013 European Floods, respectively, with the remainder due to net favorable development on a number of other events.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $27.3 million and $30.3 million in the first quarter of 2015 and 2014, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 19.0% and 18.4%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $38.7 million and $44.6 million in the first quarter of 2015 and 2014, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Three months ended March 31,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$124,291	$154,290	$(29,999)
Net premiums written	$103,915	$125,489	$(21,574)
Net premiums earned	$94,876	$69,630	$25,246
Net claims and claim expenses incurred	39,588	26,081	13,507
Acquisition expenses	20,689	16,547	4,142
Operational expenses	13,290	10,106	3,184
Underwriting income	$21,309	$16,896	$4,413

Net claims and claim expenses incurred – current accident year	$49,264	$41,922	$7,342
Net claims and claim expenses incurred – prior accident years	(9,676)	(15,841)	6,165
Net claims and claim expenses incurred – total	$39,588	$26,081	$13,507

Net claims and claim expense ratio – current accident year	51.9%	60.2%	(8.3)%
Net claims and claim expense ratio – prior accident years	(10.2)%	(22.7)%	12.5%
Net claims and claim expense ratio – calendar year	41.7%	37.5%	4.2%
Underwriting expense ratio	35.8%	38.2%	(2.4)%
Combined ratio	77.5%	75.7%	1.8%

Specialty Reinsurance Gross Premiums Written – In the first quarter of 2015, our Specialty Reinsurance segment gross premiums written decreased $30.0 million, or 19.4%, to $124.3 million, compared to $154.3 million in the first quarter of 2014, driven primarily by a decrease in certain credit related lines of business as a result of the non-renewal of a number of contracts during the first quarter of 2015, partially offset by increases in certain casualty related lines of business and incremental business written as a result of the acquisition of Platinum while continuing to exercise underwriting discipline given prevailing terms and conditions. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at March 31, 2015 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment decreased $8.4 million to $20.4 million in the first quarter of 2015, compared to $28.8 million in the first quarter of 2014, primarily reflecting a reduction in purchases of retrocessional reinsurance driven by reduced gross premiums written, as noted above.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $21.3 million in the first quarter of 2015, compared to $16.9 million in the first quarter of 2014. In the first quarter of 2015, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 41.7%, an underwriting expense ratio of 35.8% and a combined ratio of 77.5%, compared to 37.5%, 38.2% and 75.7%, respectively, in the first quarter of 2014.
Impacting underwriting income in our Specialty Reinsurance segment for the first quarter of 2015, compared to the first quarter of 2014, was a $25.2 million increase in net premiums earned as a result of higher gross premiums written during the preceding twelve months, partially offset by a $7.3 million increase in underwriting expenses, a $7.3 million increase in current accident year net claims and claim expenses and a $6.2 million decrease in favorable development on prior accident year net claims and claim expenses. The increase in current accident year net claims and claim expenses was principally due to a higher level of attritional losses primarily as a result of the increase in net premiums earned.
The Specialty Reinsurance segment experienced $9.7 million of favorable development on prior accident years net claims and claim expenses in the first quarter of 2015, compared to $15.8 million in the first quarter of 2014, principally the result of better than expected claims emergence.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Three months ended March 31,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$130,130	$83,259	$46,871
Net premiums written	$77,569	$65,369	$12,200
Net premiums earned	$58,206	$52,297	$5,909
Net claims and claim expenses incurred	29,843	26,281	3,562
Acquisition expenses	14,693	10,567	4,126
Operational expenses	11,940	12,033	(93)
Underwriting income	$1,730	$3,416	$(1,686)

Net claims and claim expenses incurred – current accident year	$25,610	$21,157	$4,453
Net claims and claim expenses incurred – prior accident years	4,233	5,124	(891)
Net claims and claim expenses incurred – total	$29,843	$26,281	$3,562

Net claims and claim expense ratio – current accident year	44.0%	40.5%	3.5%
Net claims and claim expense ratio – prior accident years	7.3%	9.8%	(2.5)%
Net claims and claim expense ratio – calendar year	51.3%	50.3%	1.0%
Underwriting expense ratio	45.7%	43.2%	2.5%
Combined ratio	97.0%	93.5%	3.5%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $46.9 million, or 56.3%, to $130.1 million in the first quarter of 2015, compared to $83.3 million in the first quarter of 2014, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, principally in its property lines of business, notwithstanding challenging market conditions.

Lloyd’s Ceded Premiums Written – Ceded premiums written in our Lloyd’s segment increased $34.7 million to $52.6 million in the first quarter of 2015, compared to $17.9 million in the first quarter of 2014, primarily reflecting the inception of a ceded casualty quota share contract and certain purchases of retrocessional reinsurance for the property other line of business.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $1.7 million and a combined ratio of 97.0% in the first quarter of 2015, compared to $3.4 million and 93.5%, respectively, in the first quarter of 2014. Impacting underwriting income in our Lloyd’s segment was a $5.9 million increase in net premiums earned; partially offset by a $4.5 million increase in current accident year net claims and claim expenses, and a $4.0 million increase in underwriting expenses, each as discussed below. The increases in net premiums earned was primarily the result of the increase in gross premiums written noted above.
The $4.0 million increase in underwriting expenses in our Lloyd’s segment in the first quarter of 2015, compared to the first quarter of 2014, was primarily driven by increased acquisition expenses as a result of the increased proportion of quota share and delegated authority business written, which generally carry higher acquisition expenses, compared to non-proportional business.
Our Lloyd’s segment experienced current accident year net claims and claim expenses of $25.6 million in the first quarter of 2015, compared to $21.2 million in the first quarter of 2014, which principally included attritional loss activity driven by the increase in net premiums earned noted above.
The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.2 million and $5.1 million during the first quarter of 2015 and 2014, respectively, was principally due to reported claims activity coming in higher than expected on prior accident years events.
Net Investment Income

Three months ended March 31,	2015	2014	Change
(in thousands)
Fixed maturity investments	$25,939	$23,860	$2,079
Short term investments	197	190	7
Equity investments trading	2,604	796	1,808
Other investments
Hedge funds and private equity investments	10,413	12,317	(1,904)
Other	3,508	4,528	(1,020)
Cash and cash equivalents	148	91	57
	42,809	41,782	1,027
Investment expenses	(3,102)	(2,834)	(268)
Net investment income	$39,707	$38,948	$759

Net investment income was $39.7 million in the first quarter of 2015, compared to $38.9 million in the first quarter of 2014, an increase of $0.8 million, principally due to stronger returns in our public equity portfolio and higher average invested assets in our portfolio of fixed maturity investments, in part due to the acquisition of Platinum on March 2, 2015, partially offset by weaker returns in our portfolio of other investments.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $4.9 million in the first quarter of 2015, compared to net unrealized gains of $5.0 million in the first quarter of 2014.

Net Realized and Unrealized Gains on Investments

Three months ended March 31,	2015	2014	Change
(in thousands)
Gross realized gains	$21,532	$13,467	$8,065
Gross realized losses	(4,871)	(5,564)	693
Net realized gains on fixed maturity investments	16,661	7,903	8,758
Net unrealized gains on fixed maturity investments trading	25,972	27,882	(1,910)
Net realized and unrealized losses on investments-related derivatives	(4,208)	(10,899)	6,691
Net realized gains (losses) on equity investments trading	7,481	(79)	7,560
Net unrealized losses on equity investments trading	(4,157)	(9,880)	5,723
Net realized and unrealized gains on investments	$41,749	$14,927	$26,822

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
Net realized and unrealized gains on investments were $41.7 million in the first quarter of 2015, compared to gains of $14.9 million in the first quarter of 2014, an improvement of $26.8 million. Included in net realized and unrealized gains on investments are the following components:

•
an increase in net realized gains on equity investments trading of $7.6 million and an improvement in net unrealized losses on equity investments trading of $5.7 million in the first quarter of 2015, compared to the first quarter of 2014, principally driven by stronger returns in the public equity portfolio; and

•
an improvement of $6.7 million in net realized and unrealized losses on investments-related derivatives, which was positively impacted by moderately decreasing rates during the first quarter of 2015, compared to the significant steepening of the yield curve that occurred in the first quarter of 2014, partially offset by a corresponding decrease in net unrealized gains on our fixed maturity investments trading of $1.9 million in the first quarter of 2015, compared to the first quarter of 2014.

Equity in Earnings of Other Ventures

Three months ended March 31,	2015	2014	Change
(in thousands)
Tower Hill Companies	$3,011	$1,986	$1,025
Top Layer Re	2,616	2,445	171
Other	(332)	(232)	(100)
Total equity in earnings of other ventures	$5,295	$4,199	$1,096

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $5.3 million in the first quarter of 2015, compared to $4.2 million in the first quarter of 2014, with the increase driven by improved underwriting results in the Tower Hill Companies and Top Layer Re.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.

Other Income

Three months ended March 31,	2015	2014	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$1,317	$21	$1,296
Other items	222	41	181
Total other income	$1,539	$62	$1,477

In the first quarter of 2015, we generated other income of $1.5 million, compared to $0.1 million in the first quarter of 2014, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Three months ended March 31,	2015	2014	Change
(in thousands)
Total corporate expenses	$45,598	$4,545	$41,053

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $41.1 million to $45.6 million in the first quarter of 2015, compared to $4.5 million in the first quarter of 2014, primarily due to $40.4 million of corporate expenses associated with the acquisition of Platinum, comprised of $11.5 million of transaction-related expenses, $0.9 million of integration-related expenses and $28.0 million of compensation-related expenses.
Net Income Attributable to Noncontrolling Interests

Three months ended March 31,	2015	2014	Change
(in thousands)
Net income attributable to noncontrolling interests	$(39,662)	$(42,768)	$3,106

Our net income attributable to noncontrolling interests was $39.7 million in the first quarter of 2015, compared to $42.8 million in the first quarter of 2014. The $3.1 million decrease in net income attributable to noncontrolling interests was principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at March 31, 2015, compared to 26.5% at March 31, 2014. We expect our ownership in DaVinciRe to fluctuate over time.
Income Tax Benefit (Expense)

Three months ended March 31,	2015	2014	Change
(in thousands)
Income tax benefit (expense)	$47,904	$(166)	$48,070

We recognized an income tax benefit of $47.9 million in the first quarter of 2015, compared to income tax expense of $0.2 million in the first quarter of 2014, primarily the result of a reduction in our U.S.-based deferred tax asset valuation allowance from $47.4 million to $Nil as a result of expected profits to be experienced in our U.S.-based operations due principally to the acquisition of Platinum on March 2, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. During the three months ended March 31, 2015, Renaissance Reinsurance, DaVinciRe, the operating subsidiaries of RenRe Insurance Holdings Ltd. (which principally includes RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S.) and the operating subsidiaries of Platinum (which principally includes Platinum Bermuda and Renaissance Reinsurance U.S.) returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received, of $128.7 million, $17.3 million, $180.0 million and $Nil, respectively (2014 - $133.0 million, $73.7 million, $Nil and $Nil, respectively).
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
Bermuda Regulation
Bermuda regulations require approval from the Bermuda Monetary Authority (the “BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act 1978 and related regulations (collectively, the “Insurance Act”). The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At March 31, 2015, the statutory capital and surplus of our Bermuda insurance subsidiaries was $4.2 billion (December 31, 2014 - $3.4 billion) and exceeded the minimum amount required to be maintained under Bermuda law.
In light of the acquisition of Platinum and the potential for organizational and capital changes, Renaissance Reinsurance and RenaissanceRe Specialty Risks and its subsidiaries have each received a request from the BMA to obtain written approval prior to paying dividends or returning capital to RenaissanceRe during 2015.
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance, DaVinci and Platinum Bermuda are classified as Class 4 insurers, and therefore must maintain capital at a level equal to an enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a risk-based capital model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin (“MSM”) otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s MSM and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2014 BSCR for Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S. and Platinum Bermuda were filed with the BMA on or before April 30, 2015; and each company exceeded its respective target level of required capital.

U.K. Regulation
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority, under the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At March 31, 2015, the FAL requirement set by Lloyd’s for Syndicate 1458 is £239.8 million based on its business plan, approved in November 2014 (December 31, 2014 - £239.8 million based on its business plan, approved in November 2014). Actual FAL posted for Syndicate 1458 at March 31, 2015 by RenaissanceRe CCL is $300.0 million and £70.0 million supported 100% by letters of credit (December 31, 2014 - $300.0 million and £70.0 million).
U.S. Regulation
The National Association of Insurance Commissioners (the “NAIC”) uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action depending upon the level of their capital inadequacy.
Laws and regulations in the U.S. establish minimum capital adequacy levels and grant regulators the authority to take specific actions based on the level of impairment. For Renaissance Reinsurance U.S. this amount is the Company Action Level (“CAL”) based on the RBC model of the NAIC and represents the first level at which regulatory action is triggered. At March 31, 2015, the statutory capital and surplus of Renaissance Reinsurance U.S. was estimated to be $539.4 million (December 31, 2014 - $531.4 million) and exceeded the CAL required to be maintained under U.S. law.
Under Maryland insurance law, Renaissance Reinsurance U.S. must notify the Maryland Insurance Commissioner (the "Commissioner") within five business days after the declaration of any dividend or distribution, other than an extraordinary dividend or extraordinary distribution, and notify the Commissioner at least ten days prior to the payment or distribution thereof. The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner's discretion, that after the payment thereof, the policyholders' surplus of Renaissance Reinsurance U.S. would be inadequate or could cause Renaissance Reinsurance U.S. to be in a hazardous financial condition. Renaissance Reinsurance U.S. must give at least 30 days prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution from other than earned surplus. Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

•	10% of the insurer's statutory policyholders' surplus (as determined under statutory accounting principles) as of December 31 of the prior year; or

•
the insurer's net investment income excluding realized capital gains (as determined under statutory accounting principles) for the twelve-month period ending on December 31 of the prior year and pro rata distributions of any class of the insurer's securities, plus any amounts of net investment income (subject to the foregoing exclusions) in the three calendar years prior to the preceding year which have not been distributed.

For 2015, Renaissance Reinsurance U.S. will have an ordinary dividend capacity of $27.2 million.
State insurance laws and regulations require Renaissance Reinsurance U.S. to file statutory basis financial statements with insurance regulators in each state where it is licensed, authorized or accredited to do business. The operations of Renaissance Reinsurance U.S. are subject to examination by those state insurance regulators at any time. The 2014 statutory basis financial statements for Renaissance Reinsurance U.S. were filed in advance of the March 1, 2015 deadline.

Singapore Regulation
Branches of Renaissance Reinsurance and DaVinci based in the Republic of Singapore (the “Singapore Branches”) have each received a license to carry on insurance business as a general reinsurer.  The activities of the Singapore Branches are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, the Singapore Branches are regulated by the Accounting and Corporate Regulatory Authority (“ACRA”) as foreign companies pursuant to Singapore’s Companies Act.  The activities and regulatory requirements of the Singapore Branches are not considered to be material to us. Renaissance Services of Asia Pte. Ltd., our Singapore-based service company, is registered with the ACRA and subject to Singapore’s Companies Act.
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
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to holders of its common shareholders as well as common share repurchases from time to time; (2) preference share related transactions including dividend payments to its preference shareholders as well as preference share redemptions from time to time; (3) interest and principal payments on debt; (4) capital investments in its subsidiaries; (5) acquisition of new or existing companies or businesses, such as our acquisition of Platinum; and (6) certain corporate and operating expenses.
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
We are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, and we maintain a “shelf” Registration Statement on Form S-3 (the “Shelf Registration Statement”) under the Securities Act and are eligible to file additional automatically effective Registration Statements on Form S-3 in the future for the potential offering and sale of an unlimited amount of debt and equity securities. The Shelf Registration Statement allows for various types of securities to be offered, including, but not limited to, common shares, preference shares and debt securities.
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” for details of these facilities.
Cash Flows

Three months ended March 31,	2015	2014
(in thousands)
Net cash (used in) provided by operating activities	$(118,605)	$46,639
Net cash provided by investing activities	62,004	301,194
Net cash provided by (used in) financing activities	97,777	(428,173)
Effect of exchange rate changes on foreign currency cash	(9,142)	(529)
Net increase (decrease) in cash and cash equivalents	32,034	(80,869)
Cash and cash equivalents, beginning of period	525,584	408,032
Cash and cash equivalents, end of period	$557,618	$327,163

During the three months ended March 31, 2015, our cash and cash equivalents increased $32.0 million, to $557.6 million at March 31, 2015, compared to $525.6 million at December 31, 2014.
Cash flows used in operating activities. Cash flows used in operating activities during the three months ended March 31, 2015 were $118.6 million, compared to cash flows provided by operating activities of $46.6 million during the three months ended March 31, 2014. Cash flows used in operating activities during the three months ended March 31, 2015 were primarily the result of certain adjustments to reconcile our net income of $213.1 million to net cash provided by operating activities, including: an increase in premiums receivable and deferred acquisition costs of $193.7 million and $35.9 million, respectively, due to the timing of our gross premiums written, an increase of $130.8 million in our prepaid reinsurance premiums due to the timing of our gross premiums ceded and a decrease in our reserve for claims and claim expenses of $28.8 million as a result of claims payments of $117.8 million, partially offset by claims and claims expenses incurred of $89.0 million. Also partially offsetting these outflows was an increase in unearned premiums of $238.1 million due to the timing of our gross premiums written. In addition, the other category of our consolidated statements of cash flows of $158.8 million includes the change in our other liabilities, which, at December 31, 2014 included $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepted during the first quarter of 2015, and subsequently deployed in Upsilon RFO during the first quarter of 2015.
Cash flows provided by investing activities. During the three months ended March 31, 2015, our cash flows provided by investing activities were $62.0 million, principally reflecting our net sales and maturities of fixed maturity investments, net sales of equity investments trading and net sales of short term investments of $587.3 million, $50.6 million and $112.8 million, respectively, partially offset by the net purchase of Platinum of $678.2 million, which is comprised of gross cash outflows of $904.4 million, net of cash acquired of $226.3 million. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” and “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum.

Cash flows provided by financing activities. Our cash flows provided by financing activities in the three months ended March 31, 2015 were $97.8 million, and were principally the result of the issuance of $300.0 million of our 3.700% Senior Notes due 2025, net of expenses, of $297.8 million; partially offset by net outflows of $180.3 million principally related to a return of capital to third party shareholders in DaVinciRe; and $13.7 million and $5.6 million of dividends paid on our common and preferred shares, respectively.
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
Impact of Platinum Acquisition on Liquidity and Capital Resources
On March 2, 2015, RenaissanceRe completed the acquisition of Platinum. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations” and “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum.
The aggregate consideration for the transaction was $1.93 billion, comprised of the Special Dividend of $253.2 million paid by Platinum, the issuance of 7.4 million RenaissanceRe common shares valued at $761.8 million, and cash consideration of $904.4 million. As discussed in “Capital Resources” below, RenaissanceRe used a short term bridge loan to fund $300.0 million of the cash consideration paid by RenaissanceRe and on March 24, 2015, issued $300.0 million of its 3.700% Senior Notes due 2025 (together with cash on hand) to replace the short term bridge loan used to fund part of the cash consideration. The remaining $604.4 million of cash consideration was funded through RenaissanceRe available funds.
We incurred $40.4 million of corporate expenses associated with the acquisition of Platinum in the three months ended March 31, 2015. We expect to incur additional costs and expenses associated with the acquisition of Platinum in 2015. These additional costs may be significant.
Following the close of the acquisition of Platinum and execution of the actions noted above, we believe RenaissanceRe, and its operating subsidiaries have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. In turn, we anticipate RenaissanceRe will have adequate capital resources, or the access to capital resources, as discussed in “Capital Resources” below, to meet its obligations, including but not limited to dividend payments to its common and preferred shareholders, interest payments on its senior notes and other liabilities as they come due.
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
Presented below are the ratings of our principal operating subsidiaries and joint ventures and the ERM rating of RenaissanceRe as of May 4, 2015.

	A.M. Best (4)	S&P	Moody’s (5)	Fitch

Renaissance Reinsurance (1)	A+	AA-	A1	A+
DaVinci (1)	A	AA-	A3	—
Platinum Bermuda (1)	A	A-	—	—
Renaissance Reinsurance U.S. (1)	A	A-	—	—
RenaissanceRe Specialty Risks (1)	A	A+	—	—
RenaissanceRe Specialty U.S. (1)	A	—	—	—
ROE (1)	A+	AA-	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	—	Very Strong	—	—

(1) The A.M. Best, S&P, Moody's and Fitch ratings for these companies reflect the insurer's financial strength rating and, in addition to the insurer's financial strength rating, the S&P ratings reflect the insurer's issuer credit rating.
(2) The A.M. Best, S&P and Fitch ratings for the Lloyd's Overall Market Rating represent its financial strength rating.
(3) The S&P rating for RenaissanceRe represents the rating on its Enterprise Risk Management practices.
(4) On November 25, 2014, following the announcement that RenaissanceRe would acquire Platinum, A.M. Best affirmed its respective ratings of RenaissanceRe and RenaissanceRe’s existing operating subsidiaries and placed the ratings under review with negative implications. On April 16, 2015, A.M. Best removed from under review with negative implications, and affirmed its respective ratings of, RenaissanceRe and RenaissanceRe’s existing operating subsidiaries. The outlook for Renaissance Reinsurance's and Renaissance Reinsurance of Europe's issuer financial strength ratings is negative, while the outlook for RenaissanceRe's other existing operating subsidiaries' is stable. In addition, A.M. Best removed from under review with developing implications, affirmed its respective ratings of, and assigned an outlook of positive to, the issuer financial strength ratings of Platinum Bermuda and Renaissance Reinsurance U.S.
(5) On November 25, 2014, following the announcement that RenaissanceRe would acquire Platinum, Moody's affirmed its respective ratings of RenaissanceRe and RenaissanceRe’s existing operating subsidiaries. However, Moody's changed its outlook to negative, from stable, reflecting Moody’s opinion of the uncertain benefits and higher financial leverage of the combined entity.
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
On March 2, 2015, as a result of the acquisition of Platinum, which was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations, total consideration paid was allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed, including Platinum’s claims and claim expense reserves, which totaled $1.4 billion at March 2, 2015 and consisted of $117.4 million and $1.3 billion included in our Catastrophe Reinsurance and Specialty Reinsurance segments, respectively, and subject to the reserving methodologies for each respective line of business as described below.
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At March 31, 2015	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$284,684	$158,165	$179,342	$622,191
Specialty Reinsurance	542,201	97,281	1,182,865	1,822,347
Lloyd’s	61,703	17,064	218,952	297,719
Other	3,515	2,354	33,442	39,311
Total	$892,103	$274,864	$1,614,601	$2,781,568

December 31, 2014
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserve for claims and claim expenses for the periods indicated:

Three months ended March 31,	2015	2014
(in thousands)
Net reserves, beginning of period	$1,345,816	$1,462,705
Net incurred related to:
Current year	98,998	75,608
Prior years	(22,145)	(16,693)
Total net incurred	76,853	58,915
Net paid related to:
Current year	33,812	1,052
Prior years	84,102	86,647
Total net paid	117,914	87,699
Amounts acquired (1)	1,394,117	—
Net reserves, end of period	2,698,872	1,433,921
Reinsurance recoverable, end of period	82,696	98,962
Gross reserves, end of period	$2,781,568	$1,532,883

(1) Represents the fair value of Platinum's reserve for claims and claim expenses and reinsurance recoverable acquired at March 2, 2015.
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
Our estimates of losses from large events are based on factors including currently available information derived from our claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and relatively recent occurrence of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior years estimated claims reserves increased our net income by $22.1 million during the three months ended March 31, 2015 (2014 - $16.7 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
The following table details our prior years development by segment of its liability for unpaid claims and claim expenses:

Three months ended March 31,	2015	2014
(in thousands)
Catastrophe Reinsurance	$(16,530)	$(6,074)
Specialty Reinsurance	(9,676)	(15,841)
Lloyd’s	4,233	5,124
Other	(172)	98
Total	$(22,145)	$(16,693)

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

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the three months ended March 31, 2015:

Three months ended March 31, 2015	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(13,317)
Tohoku Earthquake and Tsunami (2011)	(6,305)
New Zealand Earthquakes (2011)	19,617
Total 2011 International Events	(5)
April and May U.S. Tornadoes (2011)	(5,267)
Hurricanes Gustav and Ike (2008)	(1,459)
Other	(2,072)
Total large catastrophe events	(8,803)
Small catastrophe events
U.S. PCS 24 Wind and Thunderstorm (2013)	(2,974)
U.S. PCS 76 Wind and Thunderstorm (2012)	(1,600)
Other	(3,153)
Total small catastrophe events	(7,727)
Total favorable development of prior accident years net claims and claim expenses	$(16,530)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the three months ended March 31, 2015 of $16.5 million was principally comprised of favorable development of $5.3 million related to the April and May 2011 U.S. Tornadoes, $1.5 million related to the 2008 Hurricanes (Gustav and Ike) and $9.8 million related to a number of other relatively small catastrophe events, each principally the result of changes in our estimated ultimate loss for each respective event. Net favorable development of prior accident years net claims and claim expenses related to the 2011 International Events was $5 thousand and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquakes, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the three months ended March 31, 2014:

Three months ended March 31, 2014	Catastrophe Reinsurance Segment
(in thousands)
Catastrophe net claims and claim expenses
Large catastrophe events
Hurricanes Gustav and Ike (2008)	$(2,359)
New Zealand Earthquake (2010)	1,437
Other	(1,937)
Total large catastrophe events	(2,859)
Small catastrophe events
European Floods (2013)	(3,020)
U.S. PCS 17 Wind and Thunderstorm (2013)	(1,600)
U.S. PCS 24 Wind and Thunderstorm (2013)	(1,500)
U.S. PCS 92 Winter Storm (2013)	2,130
Other	775
Total small catastrophe events	(3,215)
Total favorable development of prior accident years net claims and claim expenses	$(6,074)

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
Specialty Reinsurance Segment
Within our Specialty Reinsurance segment, we write a number of reinsurance lines such as aviation, casualty clash, catastrophe exposed personal lines property, catastrophe exposed workers’ compensation, crop, energy, financial guaranty, financial liability, marine, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including cyber, directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. In connection with the acquisition of Platinum, we have expanded our lines of business to include automobile liability, accident and health and traditional workers compensation, and increased our presence within certain existing lines of business, including casualty clash, general liability, professional indemnity and other financial lines of business. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide specialty protection or proportional coverage which we expect to grow on an absolute or relative basis within this segment in the future. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis.
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
When initially developing our reserving techniques for our specialty reinsurance coverages, we considered estimating reserves utilizing several actuarial techniques such as paid and reported loss development methods. We elected to use the Bornhuetter-Ferguson actuarial method because this method is appropriate for lines of business, such as our specialty reinsurance business, where there is a lack of historical claims experience. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that the expected paid or reported losses are zero, and it assumes that past experience is not fully representative of the future. As our reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims is reflected in the respective reporting period as a change in estimate. We reevaluate our actuarial reserving techniques on a periodic basis. For lines of business for which we have the benefit of a significant amount of historical claims data, we use additional actuarial techniques, such as the incurred loss development factors method, the expected loss ratio method, the booked loss ratio method, the paid Bornhuetter-Ferguson actuarial method and the paid loss development method, in addition to the incurred Bornhuetter-Ferguson actuarial method, and can utilize several of these methods as a way to develop our best estimate of the ultimate costs associated with these lines of business.
The utilization of the Bornhuetter-Ferguson actuarial method requires us to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios and expected loss reporting patterns by reviewing industry results for similar business and adjusting for the terms of the coverages we offer. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern. Our estimate of IBNR is the product of the premium we have earned, the initial expected ultimate claims and claim expense ratio and the percentage of estimated unreported losses. Similar to the utilization of the Bornhuetter-Ferguson actuarial method, when we use the additional actuarial methods noted above, we estimate loss ratios as well as paid and reported loss development patterns, and these actuarial assumptions are typically based on historical paid and reported claims experience by line of business. In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment described above.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the three months ended March 31, 2015:

Three months ended March 31, 2015	Specialty Reinsurance Segment
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$965
Total large catastrophe events	965
Total catastrophe net claims and claim expenses	965
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(10,641)
Total attritional net claims and claim expenses	(10,641)
Total favorable development of prior accident years net claims and claim expenses	$(9,676)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the three months ended March 31, 2015 of $9.7 million was primarily driven by reported claims coming in lower than expected on prior accident years events.
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
Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the three months ended March 31, 2015:

Three months ended March 31, 2015	Lloyd’s Segment
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$(262)
Total large catastrophe events	(262)
Small catastrophe events
Other	3,324
Total small catastrophe events	3,324
Total catastrophe net claims and claim expenses	3,062
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	1,171
Total attritional net claims and claim expenses	1,171
Total adverse development of prior accident years net claims and claim expenses	$4,233

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.2 million during the three months ended March 31, 2015 was principally driven by higher than expected claims activity.
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the three months ended March 31, 2014:

Three months ended March 31, 2014	Lloyd’s Segment
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$(362)
Total large catastrophe events	(362)
Small catastrophe events
Other	$(317)
Total small catastrophe events	(317)
Total catastrophe net claims and claim expenses	(679)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	5,803
Total attritional net claims and claim expenses	5,803
Total adverse development of prior accident years net claims and claim expenses	$5,124

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $5.1 million during the three months ended March 31, 2014 was principally driven by the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.

Capital Resources
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At March 31, 2015	At December 31, 2014	Change
(in thousands)
Common shareholders’ equity	$4,382,289	$3,504,384	$877,905
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,782,289	3,904,384	877,905
3.700% Senior Notes due 2025	299,400	—	299,400
5.75% Senior Notes due 2020	249,545	249,522	23
Series B 7.50% Senior Notes due 2017	277,829	—	277,829
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,076,774	$499,522	$577,252
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,859,063	$4,403,906	$1,455,157

During the three months ended March 31, 2015, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $1,455.2 million, to $5.9 billion. Our shareholders’ equity attributable to RenaissanceRe increased $877.9 million during the three months ended March 31, 2015 principally as a result of:

•	the issuance of 7.4 million common shares for $761.8 million in connection with the acquisition of Platinum; and

•	our comprehensive income attributable to RenaissanceRe of $173.4 million; partially offset by

•	$13.7 million and $5.6 million of dividends on our common and preference shares, respectively.
During the three months ended March 31, 2015, our debt increased $577.3 million, driven by the following transactions which occurred in connection with the acquisition of Platinum:

•
As of March 3, 2015, RenaissanceRe became an additional guarantor of Platinum Finance’s obligations under the Platinum Finance Notes and the Platinum Finance Indenture. Pursuant to the Platinum Finance Indenture, Platinum Finance previously issued $250.0 million in aggregate principal amount of its Series B 7.50% Notes due June 1, 2017, which is recorded on our consolidated balance sheet at $277.8 million at March 31, 2015; and

•
On March 24, 2015, RenaissanceRe Finance issued $300.0 million of its 3.700% Senior Notes due April 1, 2025, with interest on the notes payable on April 1 and October 1 of each year. Through a series of intercompany transactions (including a loan from RenaissanceRe Finance to RenaissanceRe), the net proceeds from the offering of the notes (together with cash on hand) were applied by RenaissanceRe to repay in full a $300.0 million bridge loan that Barclays Bank PLC provided to RenaissanceRe on February 25, 2015 in order to finance a portion of the cash consideration paid by RenaissanceRe in connection with the acquisition of Platinum. Refer to “Note 3. Acquisition of Platinum” in the notes to our consolidated financial statements for additional information related to the cash consideration paid by RenaissanceRe in connection with the acquisition of Platinum.

Refer to “Note 7. Debt and Credit Facilities” in the notes to our consolidated financial statements for additional information related to the our 3.700% Senior Notes due April 1, 2025, the Platinum Finance Notes and our other existing debt facilities.

A summary of our credit facilities is set forth below:

At March 31, 2015	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	73,584
Bilateral Letter of Credit Facility with Citibank Europe	139,463
Funds at Lloyd’s Letter of Credit Facilities	300,000
Specialty Risks Master Agreement	8,609
Platinum Syndicated Letter of Credit Facility	88,833
Platinum Letter of Credit Facility with NAB and ING	6,931
Total credit facilities in U.S. dollars	$617,420

Funds at Lloyd’s Letter of Credit Facilities	£70,000
Total credit facilities in pound sterling	£70,000

There have been no material changes in our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2014, other than as noted below.
Bilateral Letter of Credit Facility with Citibank Europe
Pursuant to the Facility Letter, among CEP and certain subsidiaries and affiliates of RenaissanceRe, CEP has established the Bilateral Facility under which CEP provides a commitment to issue letters of credit for the account of one or more of the Bilateral Facility Participants (as defined below) and their respective subsidiaries in multiple currencies. The “Bilateral Facility Participants” include Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty Risks (each of which were original signatories to the Facility Letter), Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. (each of which became parties to the Facility Letter effective October 1, 2013) and Platinum Bermuda and Renaissance Reinsurance U.S. (each of which became parties to the Facility Letter effective March 31, 2015). The aggregate commitment amount is $300.0 million, subject to (i) a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. and (ii) a combined sublimit of $25.0 million for letters of credit issued for the accounts of Platinum Bermuda and Renaissance Reinsurance U.S.
At March 31, 2015, $139.5 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $160.5 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Platinum Syndicated Letter of Credit Facility
Effective March 2, 2015 and subsequent to the acquisition of Platinum, Platinum entered into the Credit Agreement Amendment with Wells Fargo, the lenders party thereto and the Platinum Subsidiary Borrowers. The Credit Agreement Amendment amends the Third Amended and Restated Credit Agreement, dated as of April 9, 2014, by and among Platinum, the Platinum Subsidiary Borrowers, Wells Fargo and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Platinum Credit Agreement”). Among other things, the Credit Agreement Amendment (i) evidences the consent to the acquisition of Platinum of the lenders under the Platinum Credit Agreement, (ii) reduces the aggregate amount available under the Platinum Credit Agreement to $100.0 million, all of which is available for letters of credit, (iii) eliminates the sublimit under the Platinum Credit Agreement for revolver borrowings, (iv) reflects the addition of RenaissanceRe as a guarantor of the obligations of Platinum and the Platinum Subsidiary Borrowers under the Platinum Credit Agreement and (v) eliminates or modifies certain of the covenants and events of default under the Platinum Credit Agreement.
Effective March 2, 2015, RenaissanceRe entered into a Guaranty for the benefit of the lenders under the Platinum Credit Agreement pursuant to which RenaissanceRe guaranteed the obligations of Platinum and the Platinum Subsidiary Borrowers under the Platinum Credit Agreement and agreed to certain information reporting and financial covenants. The financial covenants are the same financial covenants as in effect as of March 2, 2015 under the Revolving Credit Agreement.
At March 31, 2015, $88.8 million aggregate face amount of letters of credit was outstanding and $11.2 million remained unused and available to the Platinum Subsidiary Borrowers under the Platinum Syndicated Letter of Credit Facility.
Platinum Letter of Credit Facility with National Australia Bank Limited and ING Bank, N.V.
Effective March 2, 2015 and subsequent to the acquisition of Platinum, Platinum Bermuda, as borrower, and Platinum, as guarantor, entered into the Facility Agreement Amendment with NAB and ING. Among other things, the Facility Agreement Amendment (i) evidences the consent of NAB and ING to the acquisition of Platinum, (ii) reflects the addition of RenaissanceRe as a guarantor of the obligations of Platinum and Platinum Bermuda under the Facility Agreement and (iii) eliminates or modifies certain of the covenants and events of default under the Facility Agreement.
Effective March 2, 2015, RenaissanceRe entered into a Guaranty for the benefit of NAB and ING pursuant to which RenaissanceRe guaranteed the obligations of Platinum Bermuda and Platinum under the Facility Agreement and agreed to certain information reporting and financial covenants. The financial covenants are the same financial covenants as in effect as of March 2, 2015 under the Revolving Credit Agreement.
At March 31, 2015, $6.9 million aggregate face amount of letters of credit was outstanding under the Facility Agreement and $118.1 million remained unused and available to Platinum Bermuda under the Facility Agreement Amendment with NAB and ING.
Refer to “Note 7. Debt and Credit Facilities” in the notes to our consolidated financial statements for additional information related to the credit facilities discussed above and our other existing credit facilities.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of March 31, 2015, Renaissance Reinsurance and DaVinci are approved in 52 and 51 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at March 31, 2015 with respect to the MBRTs totaled $504.9 million and $175.0 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $428.2 million and $113.4 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the State of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RCTs were established in New York, they are subject to the rules and regulations of the State of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at March 31, 2015 with respect to the RCTs totaled $43.4 million and $18.9 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $16.3 million and $10.6 million, respectively.

Redeemable Noncontrolling Interest – DaVinciRe
DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding us, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinciRe repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as January of the following year. Payment will be made by April 1, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years.
During January 2015, DaVinciRe redeemed a portion of its outstanding shares from certain existing DaVinciRe shareholders, including RenaissanceRe. The net redemption as a result of these transactions was $225.0 million. In connection with the redemption, DaVinciRe retained a $22.5 million holdback. Our noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.3%, effective January 1, 2015.
On May 4, 2015, DaVinciRe issued $150.0 million of its 4.750% Senior Notes due May 1, 2025, with interest on the notes payable on May 1 and November 1, commencing with November 1, 2015. The notes may be redeemed prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed before February 1, 2025. The notes contain various covenants including, among others, limitations on mergers, amalgamations and consolidations, limitations on third party investor redemptions, a leverage covenant and maintenance of certain ratings. The net proceeds from this offering were used to repay, in full, $100.0 million outstanding under the DaVinciRe Loan Agreement, and the remainder of the net proceeds may be used to repurchase DaVinciRe shares or for general corporate purposes.

Investments
The table below shows our invested assets:

	March 31, 2015		December 31, 2014		Change
(in thousands, except percentages)
U.S. treasuries	$1,535,746	17.7%	$1,671,471	24.8%	$(135,725)
Agencies	152,272	1.8%	96,208	1.4%	56,064
Municipal	1,220,206	14.1%	—	—%	1,220,206
Non-U.S. government (Sovereign debt)	329,626	3.8%	280,651	4.2%	48,975
Non-U.S. government-backed corporate	151,446	1.7%	146,467	2.2%	4,979
Corporate	1,603,024	18.5%	1,610,442	23.9%	(7,418)
Agency mortgage-backed	342,461	3.9%	316,620	4.7%	25,841
Non-agency mortgage-backed	268,102	3.1%	253,050	3.7%	15,052
Commercial mortgage-backed	361,812	4.2%	381,051	5.7%	(19,239)
Asset-backed	43,234	0.5%	27,610	0.4%	15,624
Total fixed maturity investments, at fair value	6,007,929	69.3%	4,783,570	71.0%	1,224,359
Short term investments, at fair value	1,775,819	20.4%	1,013,222	15.0%	762,597
Equity investments trading, at fair value	261,656	3.0%	322,098	4.8%	(60,442)
Other investments, at fair value	514,906	5.9%	504,147	7.5%	10,759
Total managed investment portfolio	8,560,310	98.6%	6,623,037	98.3%	1,937,273
Investments in other ventures, under equity method	123,743	1.4%	120,713	1.7%	3,030
Total investments	$8,684,053	100.0%	$6,743,750	100.0%	$1,940,303

At March 31, 2015, we held investments totaling $8.7 billion, compared to $6.7 billion at December 31, 2014, with net unrealized appreciation included in accumulated other comprehensive income of $3.3 million at March 31, 2015, compared to $3.4 million at December 31, 2014. In connection with the acquisition of Platinum, we acquired $1.8 billion of fixed maturity investments trading and $883.5 million of short term investments. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including hedge funds, private equity partnerships, a senior secured bank loan fund, catastrophe bonds and other investments). At March 31, 2015, our portfolio of equity investments trading totaled $261.7 million, or 3.0%, of our total investments (December 31, 2014 - $322.1 million or 4.8%) inclusive of our investment in Essent Group Ltd. of $111.6 million (December 31, 2014 - $120.0 million), and our portfolio of other investments totaled $514.9 million, or 5.9%, of our total investments (December 31, 2014 - $504.1 million or 7.5%).

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2015	December 31, 2014	Change
(in thousands)
Private equity partnerships	$271,074	$281,932	$(10,858)
Catastrophe bonds	221,780	200,329	21,451
Senior secured bank loan funds	19,679	19,316	363
Hedge funds	2,373	2,570	(197)
Total other investments	$514,906	$504,147	$10,759

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the three months ended March 31, 2015 is a loss of $3.1 million (2014 - loss of $0.8 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $13.9 million of net investment income for the three months ended March 31, 2015 (2014 - $16.8 million). Of this amount, $4.9 million relates to net unrealized gains (2014 - unrealized gains of $5.0 million).

We have committed capital to private equity partnerships and other investments of $669.0 million, of which $514.6 million has been contributed at March 31, 2015. Our remaining commitments to these investments at March 31, 2015 totaled $163.7 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At March 31, 2015, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2014. These contractual obligations are considered by us when assessing our liquidity requirements. As of March 31, 2015, there are no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2014, other than as noted below.
On March 2, 2015, as a result of the acquisition of Platinum, which was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations, total consideration paid was allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed. Refer to “Note 3. Acquisition of Platinum” in the notes to our consolidated financial statements for additional information related to the acquisition of Platinum.
Long Term Debt Obligations
In connection with acquisition of Platinum, our aggregate indebtedness increased by $550.0 million, consisting of Platinum’s existing $250.0 million of Series B 7.50% Notes due 2017, which remain outstanding following the acquisition of Platinum, and $300.0 million of 3.700% Senior Notes due 2025 issued by RenaissanceRe, which we used to repay a bridge loan used to fund part of the cash component of the aggregate consideration for the acquisition of Platinum. For more details on our indebtedness, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources” above and “Note 7. Debt and Credit Facilities” in the notes to our consolidated financial statements.
Reserve for Claims and Claim Expenses
Claims and claim expense reserves acquired in the acquisition of Platinum totaled $1.4 billion at March 2, 2015 and consisted of $117.4 million and $1.3 billion included in our Catastrophe Reinsurance and Specialty Reinsurance segments, respectively, and are consolidated by RenaissanceRe. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain.
In certain circumstances, our contractual obligations may be accelerated to dates other than those set forth in our Form 10-K for the year ended December 31, 2014, due to defaults under the agreement governing those obligations (including pursuant to cross-default provisions in such agreement) or in connection with certain changes in control of the Company, if applicable. In addition, in connection with any such default under the agreement governing these obligations, in certain circumstances these obligations may bear an increased interest rate or be subject to penalties as a result of such a default.

CURRENT OUTLOOK

Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. We believe that the acquisition of Platinum will benefit our combined companies’ clients through, among other things, an expanded product offering and enhanced broker relationships. We also expect the acquisition to accelerate the growth of our U.S. specialty and casualty reinsurance platform. Taken together with our organic growth initiatives, the acquisition meaningfully increases the contribution of specialty and casualty business to us on a consolidated basis, in terms of both total gross premiums written and limits exposed, and on both an absolute and relative basis. As our longer-tail business grows, both absolutely and in proportion to our shorter tail business, we expect to be more exposed to developments such as inflation, interest rate risk, and the risk of unforeseen claims or tort law developments. Our reserve for claims and claim expenses also grew meaningfully as a result of the acquisition, and our future results will be impacted by the potential for adverse or favorable development on prior accident years claims and claim expenses from the business written prior to the closing by both of our companies. In addition, as a result of the acquisition, the face value of our indebtedness increased by $550.0 million, consisting of $250.0 million of publicly traded notes previously issued by Platinum, which remain outstanding, and $300.0 million of new senior public notes issued by RenaissanceRe Finance.
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, in each of 2013 and 2014 the global insurance and reinsurance markets manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions did not grow at the pace of this growth in available capital, and for some coverages in respect of certain regions fell. Demand for other products or coverages grew at slower rates than that of supply, or was flat. During the January 2015 reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts. We believe these dynamics have continued through to the ongoing June 1 renewal season, only partially offset by capital return initiatives and modest new demand in the market. We continue to expect the supply of capital to outpace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
Although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of property-exposed reinsurance business; and while we will strive to maintain a high level of net portfolio quality, we cannot assure you that we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and who may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels, or will be characterized by contractual terms and conditions, that we do not find to be acceptable, absent the advent of significant new developments. As a result of these developments, our Catastrophe Reinsurance segment gross premiums written for the three months ended March 31, 2015, decreased by $78.5 million, or 16.8%, compared to the three months ended March 31, 2014. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you that we will do so.

Specialty Exposed Market Developments
In the markets in which our Specialty Reinsurance segment operates, we continue to expect casualty insurance and reinsurance capacity to remain abundant for the rest of 2015.  Accordingly, we believe that the potential for overall improvement in risk adjusted rates prevailing in the market will be limited.  We believe that prevailing terms and conditions in the casualty market are such that many programs and treaties do not meet our pricing standards.  In addition, we believe our combined operations following the acquisition of Platinum are strongly positioned to compete for business we do find attractive, with strong ratings, an expanded product offering, and an expanded U.S. market presence. However, we intend to seek to maintain strong underwriting discipline and in light of prevailing market conditions cannot provide assurance that we will succeed in growing or maintaining our current combined in-force book of business.
General Economic Conditions
We believe that uncertainty continues regarding the strength, duration and comprehensiveness of the economic recovery in the U.S., and the health of certain significant economies in the E.U. and other key markets. For example, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of instability in the Middle East, Ukraine and Russia. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of economic uncertainty could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
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
The sustained and continuing environment of low interest rates, as compared to past periods, has lowered the yields at which we invest our assets.  At this time we expect these developments, combined with the current composition of our investment portfolio and other factors, to continue to constrain investment income growth for the near term. In addition to impacting our reported net income, potential future losses on our investment portfolio, including potential future mark-to-market results, would adversely impact our equity capital.  Moreover, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio is impacted by the prevailing environment of comparably low yields.  While the decline in current prevailing interest rates can contribute to higher realized and unrealized gains in the near term, as we re-invest our assets or invest new cash proceeds at lower rates our future yields can be adversely impacted.  While it is possible yields will improve in future periods, we currently expect the uncertain economic conditions to generally persist and we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.

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
We currently anticipate a continued level of slowly growing demand for our catastrophe coverages as a whole over coming periods, with select pockets of more rapidly growing demand, albeit more than offset by ample and likely increasing supplies of private market capital. Renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims-paying ability and other client services will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-sponsored catastrophe funds, or residual markets, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue in the future. At the same time, certain markets we target continue to be impacted by fundamental weakness experienced by primary insurers, due to ongoing economic weakness and, in many cases, inadequate primary insurance rate levels, including without limitation insurers operating on an admitted basis in Florida. These conditions, which occurred in a period characterized by relatively low insured catastrophic losses for these respective regions, have contributed in the past to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods.
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

Legislative and Regulatory Update
In prior Congressional sessions, Congress has considered the Homeowners’ Defense Act which would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. It is possible that new bills will be introduced this Congressional session to create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs, or to establish other similar or analogous funding mechanisms or structures.
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
The “clearinghouse” mechanism contemplated by the May 2013 legislation commenced operation for proposed new Citizens business in 2014. The clearinghouse is also now operational in respect of a limited number of carriers for existing customers of Citizens, who thereafter may be renewed by a participating private insurance carrier approved by the state if that company offers comparable coverage at equal or less cost than the Citizens renewal rate. Proposed new customers of Citizens may be directed via the mechanism of the clearinghouse to an eligible private carrier if that company’s estimate for comparable coverage is within 15% of a quote for a Citizens policy. The number of participating private carriers is expected to grow in coming periods. In April 2015, Florida's State Board of Administration (the “SBA”) voted unanimously to authorize the FHCF to potentially purchase up to $1.0 billion in private market reinsurance for the 2015 hurricane season. In addition, the FHCF was also authorized to purchase up to $1.2 billion in pre-event notes. Taken together, if consummated these initiatives would increase the liquidity and capital resources of the FHCF by $2.2 billion, and contribute to approximately $17.0 billion of initial season capacity for the FHCF. In turn, should these transactions proceed, we believe the capital position and liquidity of the Florida domestic insurers who rely on the FHCF will be meaningfully bolstered.
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
In 2010, 2011, 2012 and 2013, U.S. Senators Carl Levin and Sheldon Whitehouse introduced legislation in the U.S. Senate entitled the “Cut Unjustified Tax Loopholes Act”.  Senator Levin is no longer a member of the Senate, but on January 13, 2015 Senator Whitehouse included similar legislation in the “Stop Tax Haven Abuse Act.” If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. tax purposes generally, certain corporate entities if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would negatively impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.
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
In 2014, then House Ways and Means Chairman Dave Camp proposed amendments to the PFIC rules contemplated by Section 3703 of the Code. This proposal would create a new three-part test of active insurance income, providing that an insurer’s income would be excluded from the definition of passive income if: (1) the insurer would be subject to a tax as an insurer if it were a US business; (2) more than 50% of its gross receipts for the taxable year consist of premiums; and (3) its applicable insurance liabilities exceed an amount equal to 35% of its total assets as reported in its applicable financial statement for the year. Also in 2014, then Senate Finance Committee Chairman Wyden wrote to the IRS urging examination and new rulemaking in respect of certain practices attributed to hedge funds in respect of non-U.S. reinsurance company structures. In April 2015, the IRS issued proposed new regulations in respect of these matters. The regulations, if adopted as drafted, would provide that “passive income” for purposes of this standard would not include any income that is derived in the “active conduct” of an insurance business by a corporation which is predominantly engaged in an “insurance business.”  The proposed regulations also provide a definition for “active conduct” in the course of an insurance trade or business, as well as the term “insurance business.”  We are reviewing the proposed regulations and at this time cannot predict the likelihood of their finalization; the scope, nature, or impact of the proposed regulations on us, should they be formally adopted; and whether Congress will enact any new legislation relating to any of these proposals. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us, our sources of capital, our investors or the market generally. Among other things, it possible that these IRS actions, or new legislation or rulemaking, could adversely impact the tax attributes to certain U.S. investors of participating in our managed joint ventures, even inadvertently in light of the perceived need for reforms.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk. Our investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes. See our Form 10-K for the fiscal year ended December 31, 2014 for additional information related to our exposure to these risks. There are no material changes from the market risks previously disclosed in our Form 10-K for the year ended December 31, 2014.

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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Other than as noted below, there has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On March 2, 2015, the Company completed the acquisition of Platinum, whose assets and liabilities constituted approximately 33% of the Company’s total assets and approximately 40% of the Company’s total liabilities at March 31, 2015. Platinum had an existing system of internal control over financial reporting in compliance with the Sarbanes-Oxley Act of 2002, the components of which were either maintained or integrated into our system of internal control over financial reporting during the quarter ended March 31, 2015.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There are no material changes from the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2014.
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
ITEM 1A.    RISK FACTORS
There are no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 13, 2014, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended March 31, 2015, and also includes other shares purchased, which represents shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
January 1 - 31, 2015	—	$—	—	$—	—	$—	—
February 1 - 28, 2015	—	$—	—	$—	—	$—	—
March 1 - 31, 2015	35,145	$102.36	35,145	$102.36	—	$—	—
Total	35,145	$102.36	35,145	$102.36	—	$—	$500.0

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the three months ended March 31, 2015, the Company did not repurchase any shares under its authorized share repurchase program. Subsequent to March 31, 2015 and through the period ended May 4, 2015, the Company repurchased 3 thousand common shares in open market transactions at an aggregate cost of $0.3 million and at an average share price of $99.91.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

4.1	Senior Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (1).

4.2
First Supplemental Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (1).

4.3	Senior Debt Securities Guarantee Agreement, dated as of March 24, 2015, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee (1).

4.4	Indenture, dated as of May 26, 2005, between Platinum Underwriters Holdings, Ltd., Platinum Underwriters Finance, Inc. and JP Morgan Chase (2).

4.5	Second Supplemental Indenture, dated as of November 2, 2005, among Platinum Underwriters Finance, Inc., Platinum Underwriters Holdings, Ltd. and JP Morgan Chase (3).

4.6
Third Supplemental Indenture, dated as of March 3, 2015, by and among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, RenaissanceRe Holdings Ltd., as parent guarantor, and The Bank of New York Mellon, as trustee (4).

4.7	Guarantee, dated as of March 3, 2015, executed by RenaissanceRe for the benefit of the holders of Platinum Underwriters Finance, Inc.’s Series B 7.50% Notes due June 1, 2017 (4).

4.8	Exchange and Registration Rights Agreement, dated as of May 26, 2005, among Platinum Underwriters Holdings, Ltd., Platinum Underwriters Finance, Inc. and Goldman, Sachs & Co. (2).

10.1	Credit Agreement, dated as of February 25, 2015, by and between RenaissanceRe Holdings Ltd., as borrower, and Barclays Bank PLC, as lender (5).

10.2
Third Amended and Restated Credit Agreement, dated as of April 9, 2014, among Platinum Underwriters Holdings, Ltd., Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Reinsurance, Inc., Platinum Underwriters Finance, Inc., the Lenders party thereto, ING Bank N.V. and National Australian Bank Limited, as Documentation Agents, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent (6).

10.3
Consent and Amendment to Credit Agreement, dated as of March 2, 2015, by and among Platinum Underwriters Holdings, Ltd., certain subsidiaries of Platinum Underwriters Holdings, Ltd. party thereto, Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto (4).

10.4
Guaranty, dated as of March 2, 2015, entered into by RenaissanceRe Holdings Ltd. for the benefit of Wells Fargo Bank, National Association, as administrative agent, and the other Lenders referred to therein (4).

10.5
Amendment and Restatement Agreement, dated July 2, 2013, relating to a Facility Agreement dated July 31, 2012 for Platinum Underwriters Bermuda, Ltd. made between Platinum Underwriters Holdings, Ltd., Platinum Underwriters Bermuda, Ltd., National Australia Bank Limited and ING Bank N.V. (7).

10.6
Consent and Amendment to Facility Agreement, dated as of March 2, 2015, by and among Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Holdings, Ltd., National Australia Bank Limited, as agent, security agent and a lender, and ING Bank, N.V., as a lender (4).

10.7
Guaranty, dated as of March 2, 2015, entered into by RenaissanceRe Holdings Ltd. for the benefit of National Australia Bank Limited, as agent, security agent and a lender, and ING Bank, N.V., as a lender (4).

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 25, 2015.

(2)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(3)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 6, 2015.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the Commission on March 2, 2015.

(6)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K filed with the SEC on April 10, 2014.

(7)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K filed with the SEC on July 3, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer and Chief Operating Officer	May 6, 2015
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	May 6, 2015
Mark A. Wilcox