Form 10-Q
period 2015-06-30
RENAISSANCERE HOLDINGS LTD
filed 2015-07-29
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at July 27, 2015 was 45,943,499.

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

•
the inherent uncertainties in our reserving process, particularly in regards to large catastrophic events and longer tail casualty lines, which we expect to increase as our product and geographical diversity increases;

•
the risk of the lowering or loss of any of the financial strength, claims-paying or enterprise-wide risk management ratings of RenaissanceRe Holdings Ltd. (“RenaissanceRe”) or of one or more of our subsidiaries or joint ventures or changes in the policies or practices of the rating agencies;

•
risks associated with appropriately modeling, pricing for, and contractually addressing new or potential factors in loss emergence, such as global warming and other aspects of climate change which have the potential to adversely affect our business, any of which could cause us to underestimate our exposures and potentially adversely impact our financial results;

•
the risk that we might be bound to policyholder obligations beyond our underwriting intent, or unable to enforce our own intent in respect of retrocessional arrangements, including in each case due to emerging claims and coverage issues;

•
risks relating to our ability to recognize the benefits of the acquisition of Platinum Underwriters Holdings, Ltd. (“Platinum”), including risks that our future financial performance may differ from projections, risks relating to integration challenges and costs, and other risks that we may not be able to effectively manage our expanded operations;

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

•
a contention by the Internal Revenue Service (“IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), or any of our other Bermuda or non-U.S. subsidiaries, is subject to U.S. taxation;

•
other risks relating to potential adverse tax developments, including potential changes to the taxation of inter-company or related party transactions, the risk that our operating subsidiaries could be deemed to be passive foreign investment companies under future rules, regulations or laws, or potential changes to the tax treatment of investors in RenaissanceRe or our joint ventures or other entities we manage;

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

•
changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio or declines in our investment returns for other reasons which could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy, especially in light of the current macroeconomic uncertainty, both globally, particularly in respect of Eurozone countries and companies, and in the U.S.;

•
risks associated with highly subjective judgments, such as valuing our more illiquid assets, and determining the impairments taken on our investments, all of which impact our reported financial position and operating results;

•
risks associated with our retrocessional reinsurance protection, including the risks that the coverages and protections we seek may become unavailable or only available on unfavorable terms, that the forms of retrocessional protection available in the market on acceptable terms may give rise to more risk in our net portfolio than we find desirable or that we correctly identify, or that we are otherwise unable to cede our own assumed risk to third parties; and the risk that providers of protection may not meet their obligations to us or may not do so on a timely basis;

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

•	risks relating to our potential failure to comply with covenants in our debt agreements, which failure could provide our lenders the right to accelerate our debt;

•
the risk of potential challenges to the claim of exemption from insurance regulation of RenaissanceRe and certain of our subsidiaries in certain jurisdictions under current laws and the risk of increased global regulation of the insurance and reinsurance industry;

•	risks relating to the inability of our operating subsidiaries to declare and pay dividends, which could cause us to be unable to pay dividends to our shareholders or to repay our indebtedness;

•	the risk of regulatory or legislative changes adversely impacting us, as a Bermuda-based company, relative to our competitors, or actions taken by multinational organizations having such an impact;

•	risks arising out of possible changes in the distribution or placement of risks due to increased consolidation of customers or insurance and reinsurance brokers; and

•
risks relating to changes in regulatory regimes and/or accounting rules, including but not limited to, the European Union (“EU”) directive concerning capital adequacy, risk management and regulatory reporting for insurers.

The factors listed above should not be construed as exhaustive. Certain of these risk factors and others are described in more detail in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value (Amortized cost $6,603,492 and $4,749,613 at June 30, 2015 and December 31, 2014, respectively)	$6,591,434	$4,756,685
Fixed maturity investments available for sale, at fair value (Amortized cost $19,384 and $23,772 at June 30, 2015 and December 31, 2014, respectively)	21,754	26,885
Short term investments, at fair value	1,543,191	1,013,222
Equity investments trading, at fair value	493,056	322,098
Other investments, at fair value	504,693	504,147
Investments in other ventures, under equity method	126,139	120,713
Total investments	9,280,267	6,743,750
Cash and cash equivalents	398,090	525,584
Premiums receivable	1,068,819	440,007
Prepaid reinsurance premiums	276,231	94,810
Reinsurance recoverable	136,464	66,694
Accrued investment income	37,480	26,509
Deferred acquisition costs	173,408	110,059
Receivable for investments sold	149,063	52,390
Other assets	257,621	135,845
Goodwill and other intangible assets	275,743	7,902
Total assets	$12,053,186	$8,203,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,847,648	$1,412,510
Unearned premiums	1,155,596	512,386
Debt	972,362	249,522
Reinsurance balances payable	512,019	454,580
Payable for investments purchased	511,251	203,021
Other liabilities	228,554	374,108
Total liabilities	6,227,430	3,206,127
Commitments and Contingencies
Redeemable noncontrolling interest	988,812	1,131,708
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at June 30, 2015 (December 31, 2014 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 46,012,505 shares issued and outstanding at June 30, 2015 (December 31, 2014 – 38,441,972)	46,013	38,442
Additional paid-in capital	750,484	—
Accumulated other comprehensive income	2,993	3,416
Retained earnings	3,637,454	3,423,857
Total shareholders’ equity attributable to RenaissanceRe	4,836,944	3,865,715
Total liabilities, noncontrolling interests and shareholders’ equity	$12,053,186	$8,203,550
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2015 and 2014
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues
Gross premiums written	$661,997	$511,540	$1,305,575	$1,216,800
Net premiums written	$508,677	$346,407	$912,712	$796,754
Increase in unearned premiums	(128,849)	(85,991)	(236,124)	(249,804)
Net premiums earned	379,828	260,416	676,588	546,950
Net investment income	38,604	34,541	78,311	73,489
Net foreign exchange (losses) gains	(1,740)	2,392	(4,870)	1,331
Equity in earnings of other ventures	6,160	7,232	11,455	11,431
Other income (loss)	1,427	(535)	2,966	(473)
Net realized and unrealized (losses) gains on investments	(26,712)	27,128	15,037	42,055
Total revenues	397,567	331,174	779,487	674,783
Expenses
Net claims and claim expenses incurred	169,344	81,388	246,197	140,303
Acquisition expenses	61,666	33,477	105,067	67,177
Operational expenses	54,673	45,841	100,294	88,465
Corporate expenses	13,032	3,954	58,630	8,499
Interest expense	9,698	4,292	14,949	8,585
Total expenses	308,413	168,952	525,137	313,029
Income before taxes	89,154	162,222	254,350	361,754
Income tax (expense) benefit	1,842	204	49,746	38
Net income	90,996	162,426	304,096	361,792
Net income attributable to noncontrolling interests	(12,167)	(36,078)	(51,829)	(78,846)
Net income attributable to RenaissanceRe	78,829	126,348	252,267	282,946
Dividends on preference shares	(5,596)	(5,596)	(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders	$73,233	$120,752	$241,076	$271,755
Net income available to RenaissanceRe common shareholders per common share – basic	$1.60	$3.00	$5.61	$6.62
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.59	$2.95	$5.56	$6.52
Dividends per common share	$0.30	$0.29	$0.60	$0.58

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Comprehensive income
Net income	$90,996	$162,426	$304,096	$361,792
Change in net unrealized gains on investments	(349)	(45)	(423)	(213)
Comprehensive income	90,647	162,381	303,673	361,579
Net income attributable to noncontrolling interests	(12,167)	(36,078)	(51,829)	(78,846)
Comprehensive income attributable to noncontrolling interests	(12,167)	(36,078)	(51,829)	(78,846)
Comprehensive income attributable to RenaissanceRe	$78,480	$126,303	$251,844	$282,733
Disclosure regarding net unrealized gains
Total net realized and unrealized holding (gains) losses on investments and net other-than-temporary impairments	$(62)	$(45)	$(85)	$(213)
Net realized gains on fixed maturity investments available for sale	(287)	—	(338)	—
Change in net unrealized gains on investments	$(349)	$(45)	$(423)	$(213)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Preference shares
Balance – January 1	$400,000	$400,000
Balance – June 30	400,000	400,000
Common shares
Balance – January 1	38,442	43,646
Issuance of shares	7,435	—
Repurchase of shares	(83)	(3,363)
Exercise of options and issuance of restricted stock awards	219	240
Balance – June 30	46,013	40,523
Additional paid-in capital
Balance – January 1	—	—
Issuance of shares	754,384	—
Repurchase of shares	(8,343)	2,139
Change in noncontrolling interests	(261)	43
Exercise of options and issuance of restricted stock awards	4,704	(2,182)
Balance – June 30	750,484	—
Accumulated other comprehensive income
Balance – January 1	3,416	4,131
Change in net unrealized gains on investments	(423)	(213)
Balance – June 30	2,993	3,918
Retained earnings
Balance – January 1	3,423,857	3,456,607
Net income	304,096	361,792
Net income attributable to noncontrolling interests	(51,829)	(78,846)
Repurchase of shares	—	(313,312)
Dividends on common shares	(27,479)	(23,550)
Dividends on preference shares	(11,191)	(11,191)
Balance – June 30	3,637,454	3,391,500
Total shareholders’ equity	$4,836,944	$3,835,941

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Cash flows provided by operating activities
Net income	$304,096	$361,792
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization, accretion and depreciation	12,395	15,419
Equity in undistributed earnings of other ventures	(6,822)	(7,960)
Net realized and unrealized gains on investments	(15,037)	(42,055)
Net unrealized gains included in net investment income	(3,238)	(8,879)
Net unrealized losses (gains) included in other income (loss)	348	(2,220)
Change in:
Premiums receivable	(396,091)	(363,029)
Prepaid reinsurance premiums	(173,970)	(201,831)
Reinsurance recoverable	(66,042)	15,910
Deferred acquisition costs	(63,269)	(59,081)
Reserve for claims and claim expenses	37,293	(11,112)
Unearned premiums	410,534	451,635
Reinsurance balances payable	52,969	265,163
Other	(122,536)	(240,366)
Net cash (used in) provided by operating activities	(29,370)	173,386
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,761,975	4,020,174
Purchases of fixed maturity investments trading	(4,596,118)	(3,970,317)
Proceeds from sales and maturities of fixed maturity investments available for sale	5,000	5,114
Net purchases of equity investments trading	(166,485)	(11,146)
Net sales of short term investments	360,162	89,549
Net (purchases) sales of other investments	(1,250)	68,684
Net (purchases) sales of investments in other ventures	(45)	1,030
Net sales of other assets	4,500	6,000
Net purchase of Platinum	(678,152)	—
Net cash (used in) provided by investing activities	(310,413)	209,088
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(27,479)	(23,550)
Dividends paid – preference shares	(11,191)	(11,191)
RenaissanceRe common share repurchases	(736)	(314,536)
Issuance of debt, net of expenses	445,589	—
Net third party redeemable noncontrolling interest share transactions	(187,064)	(144,096)
Net cash provided by (used in) financing activities	219,119	(493,373)
Effect of exchange rate changes on foreign currency cash	(6,830)	(2,676)
Net decrease in cash and cash equivalents	(127,494)	(113,575)
Cash and cash equivalents, beginning of period	525,584	408,032
Cash and cash equivalents, end of period	$398,090	$294,457

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

•	Renaissance Reinsurance, the Company’s principal reinsurance subsidiary, provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•
RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”) is a Bermuda-domiciled excess and surplus lines insurance company that is listed on the National Association of Insurance Commissioners’ International Insurance Department’s Quarterly List of Alien Insurers as an eligible surplus lines insurer. RenaissanceRe Underwriting Managers U.S. LLC, a specialty reinsurance agency domiciled in the State of Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and Syndicate 1458.

•
Renaissance Reinsurance U.S. is a reinsurance company domiciled in the State of Maryland that provides property and casualty reinsurance coverages to insurers and reinsurers, primarily in the Americas.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim period beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The objective of ASU 2014-12 is to resolve the diverse accounting treatment of share-based payment awards in situations where an employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. For example, if an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award, ASU 2014-12 will resolve if and when the performance target is achieved. ASU 2014-12 is effective for all entities in annual and interim periods beginning after December 15, 2015. Entities may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 will affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under ASU 2015-02. ASU 2015-02 set forth amendments: modifying the evaluation of whether limited partnerships and similar legal entities are VIEs; eliminating the presumption that a general partner should consolidate a limited partnership; affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangement and related party relationships; and providing a scope exception from consolidation guidance for reporting entities with interests in certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after

December 15, 2015. Early adoption is permitted. ASU 2015-03 provides for retroactive application, and upon transition, applicable disclosures for a change in an accounting principle would be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU No. 2015-09, Disclosures about Short-Duration Contracts (“ASU 2015-09”). ASU 2015-09 requires insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses, including: (1) incurred and paid claims development information by accident year, on a net basis, for the number of years for which claims incurred typically remain outstanding, not exceeding 10 years; (2) a reconciliation of incurred and paid claims development information to the aggregate carry amount of the liability for claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) for each accident year presented of incurred claims development information, the total of incurred but not reported liabilities plus expected development on reported claims including in the liability for unpaid claims and claim adjustment expenses, accompanied by a description of the reserving methodologies; (4) for each accident year presented of incurred claims development information, quantitative information about claim frequency accompanied by a qualitative description of methodologies used for determining claim frequency information; and (5) for all claims, the average annual percentage payout of incurred claims by age for the same number of accident years presented in (3) and (4) above. ASU 2015-09 also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the change and the effects on the financial statements. In addition, ASU 2015-09 requires insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses. ASU 2015-09 is effective for public business entities in annual periods beginning after December 31, 2015, and interim periods within annual periods beginning after December 31, 2016. Early adoption in permitted. ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As this guidance is disclosure-related only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. As this guidance is disclosure-related only, the adoption of this guidance is not expected to have a material impact on the Company’s statements of operations and financial position.

NOTE 3. ACQUISITION OF PLATINUM
Overview
On March 2, 2015, RenaissanceRe acquired 100% of the outstanding common shares of Platinum for $76 per Platinum common share, or aggregate consideration of $1.93 billion.  In connection with an intercompany restructuring, effective July 1, 2015, Platinum was merged with RenaissanceRe, with RenaissanceRe continuing as the surviving company.
Prior to the closing of the acquisition of Platinum, Platinum was a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda. Platinum, through its wholly owned subsidiaries, provided property and casualty reinsurance coverage through reinsurance brokers to insurers and select reinsurers on a worldwide basis. The acquisition of Platinum is expected to benefit the combined companies’ clients through an expanded product offering and enhanced broker relationships and it is also expected to accelerate the growth of the Company’s U.S. specialty and casualty reinsurance platform.
The aggregate consideration for the transaction consisted of the issuance of 7.435 million RenaissanceRe common shares valued at $761.8 million (based on the share price as of March 2, 2015) and $1.16 billion of cash. The cash consideration was partially funded through a pre-closing dividend from Platinum of $10.00 per share, or $253.2 million (the “Special Dividend”), RenaissanceRe available funds of $604.4 million and a short term bridge loan of $300.0 million. On March 24, 2015, RenaissanceRe Finance Inc. (“RenaissanceRe Finance”), a wholly owned subsidiary of RenaissanceRe, issued $300.0 million of its 3.700% Senior Notes due 2025 (together with cash on hand) to replace the short term bridge loan used to fund part of the cash consideration. Refer to “Note 7. Debt and Credit Facilities” for additional information related to the 3.700% Senior Notes due 2025.
In connection with the acquisition of Platinum, RenaissanceRe incurred transaction-related expenses of $48.2 million in the six months ended June 30, 2015, which includes $12.5 million related to transaction costs, including due diligence, legal, accounting and investment banking fees and expenses, $3.7 million of costs related to the integration of Platinum within the RenaissanceRe organization, and $32.0 million of compensation-related costs associated with terminating employees of Platinum. In the fourth quarter of 2014, RenaissanceRe also incurred $6.7 million of transaction-related expenses. These expenses have all been reported as a component of corporate expenses.

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

Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and liabilities of Platinum based on estimated fair values on March 2, 2015, the date the transaction closed, as detailed below. The Company recognized goodwill of $191.7 million primarily attributable to Platinum’s assembled workforce and synergies expected to result upon integration of Platinum into the Company’s operations. There were no other adjustments to carried goodwill during the period ended June 30, 2015 reflected on the Company’s consolidated balance sheet at June 30, 2015. The Company recognized identifiable finite lived intangible assets of $75.2 million, which will be amortized over a weighted average period of 8 years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in the table below:

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

Identifiable intangible assets at March 2, 2015 and at June 30, 2015, consisted of the following, and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Key non-contractual relationships	$30,400	10 years
Value of business acquired	20,200	2 years
Renewal rights	15,800	15 years
Insurance licenses	8,400	Indefinite
Internally developed and used computer software	3,500	2 years
Other non-contractual relationships	2,300	3 years
Non-compete agreements	1,900	2.5 years
Trade name	1,100	6 months
Identifiable intangible assets, before amortization, at March 2, 2015	83,600
Amortization (from March 2, 2015 through June 30, 2015)	(7,385)
Net identifiable intangible assets at June 30, 2015 related to the acquisition of Platinum	$76,215

An explanation of the identifiable intangible assets is as follows:

•
Key non-contractual relationships - these relationships included Platinum’s top four brokers (Aon plc, Marsh & McLennan Companies, Inc., Willis Group Holdings plc. and Jardine Lloyd Thompson Group plc.) and consideration was given to the expectation of the renewal of these relationships and the associated expenses;

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

	Three months ended June 30, 2015	Six months ended June 30, 2015
Total revenues	$106,691	$146,830
Net loss attributable to RenaissanceRe common shareholders (1)	$5,004	$(14,435)

(1)
Includes $5.8 million and $34.2 million of transaction, integration and compensation-related costs associated with the acquisition of Platinum for the three and six months ended June 30, 2015, respectively.

Taxation
During the six months ended June 30, 2015, the income tax benefit recorded by the Company was primarily the result of a reduction in the Company’s U.S. deferred tax asset valuation allowance of $47.4 million. A valuation allowance was previously provided against the Company’s U.S. deferred tax assets as in the opinion of management, it was then more likely than not that a portion of the deferred tax asset would not be realized. However, with the acquisition of Platinum and the expected profits in its U.S.-based operations, the Company believes that it is more likely than not that the U.S. deferred tax asset will be realized and has reduced its valuation allowance against such asset.
A valuation allowance continues to be provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards and deferred underwriting results.
Supplemental Pro Forma Information
Platinum’s results have been included in the Company's consolidated financial statements from March 2, 2015 to June 30, 2015. The following table presents unaudited pro forma consolidated financial information for the three and six months ended June 30, 2015 and 2014 and assumes the acquisition of Platinum occurred on January 1, 2014. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2014 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Platinum. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Platinum, as they are nonrecurring.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total revenues	$397,567	$488,999	$858,120	$1,003,016
Net income available to RenaissanceRe common shareholders	73,233	174,678	256,039	373,772

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

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2015	December 31, 2014
U.S. treasuries	$2,020,746	$1,671,471
Agencies	144,947	96,208
Municipal	806,724	—
Non-U.S. government (Sovereign debt)	370,613	280,651
Non-U.S. government-backed corporate	172,381	146,467
Corporate	1,865,369	1,610,442
Agency mortgage-backed	474,966	312,333
Non-agency mortgage-backed	253,044	241,590
Commercial mortgage-backed	419,218	373,117
Asset-backed	63,426	24,406
Total fixed maturity investments trading	$6,591,434	$4,756,685

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$903	$10	$(9)	$904	$—
Non-agency mortgage-backed	8,498	1,790	(3)	10,285	613
Commercial mortgage-backed	7,182	495	—	7,677	—
Asset-backed	2,801	87	—	2,888	—
Total fixed maturity investments available for sale	$19,384	$2,382	$(12)	$21,754	$613

		Included in Accumulated Other Comprehensive Income
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$3,928	$359	$—	$4,287	$—
Non-agency mortgage-backed	9,478	1,985	(3)	11,460	656
Commercial mortgage-backed	7,291	643	—	7,934	—
Asset-backed	3,075	129	—	3,204	—
Total fixed maturity investments available for sale	$23,772	$3,116	$(3)	$26,885	$656

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

	Trading		Available for Sale		Total Fixed Maturity Investments
June 30, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$220,880	$219,382	$—	$—	$220,880	$219,382
Due after one through five years	3,862,284	3,859,616	—	—	3,862,284	3,859,616
Due after five through ten years	983,765	970,723	—	—	983,765	970,723
Due after ten years	337,497	331,059	—	—	337,497	331,059
Mortgage-backed	1,135,710	1,147,228	16,583	18,866	1,152,293	1,166,094
Asset-backed	63,356	63,426	2,801	2,888	66,157	66,314
Total	$6,603,492	$6,591,434	$19,384	$21,754	$6,622,876	$6,613,188

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2015	December 31, 2014
Financials	$228,777	$222,190
Communications and technology	84,522	31,376
Industrial, utilities and energy	71,168	28,859
Consumer	50,764	19,522
Healthcare	48,572	16,582
Basic materials	9,253	3,569
Total	$493,056	$322,098

Pledged Investments
At June 30, 2015, $2,463.2 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s standby letter of credit facility and bilateral letter of credit facility (December 31, 2014 - $2,379.4 million). Of this amount, $665.8 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2014 - $691.9 million).
Reverse Repurchase Agreements
At June 30, 2015, the Company held $78.2 million (December 31, 2014 - $49.3 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income and Net Realized and Unrealized Gains on Investments
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed maturity investments	$33,791	$26,372	$59,730	$50,232
Short term investments	297	286	494	476
Equity investments	1,913	779	4,517	1,575
Other investments
Hedge funds and private equity investments	5,425	8,340	15,838	20,657
Other	674	1,483	4,182	6,011
Cash and cash equivalents	127	93	275	184
	42,227	37,353	85,036	79,135
Investment expenses	(3,623)	(2,812)	(6,725)	(5,646)
Net investment income	$38,604	$34,541	$78,311	$73,489

Net realized and unrealized gains on investments are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross realized gains	$8,672	$12,166	$30,204	$25,633
Gross realized losses	(21,552)	(2,587)	(26,423)	(8,151)
Net realized (losses) gains on fixed maturity investments	(12,880)	9,579	3,781	17,482
Net unrealized (losses) gains on fixed maturity investments trading	(48,104)	29,918	(22,132)	57,800
Net realized and unrealized gains (losses) on investments-related derivatives	19,816	(6,884)	15,608	(17,783)
Net realized gains on equity investments trading	8,832	5,134	16,313	5,055
Net unrealized gains (losses) on equity investments trading	5,624	(10,619)	1,467	(20,499)
Net realized and unrealized (losses) gains on investments	$(26,712)	$27,128	$15,037	$42,055

The following tables provide an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended June 30, 2015
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$412	$2,930	$3,342
Other comprehensive income (loss) before reclassifications	211	(273)	(62)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains on investments	—	(287)	(287)
Net current-period other comprehensive income (loss)	211	(560)	(349)
Ending balance	$623	$2,370	$2,993

	Six months ended June 30, 2015
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$303	$3,113	$3,416
Other comprehensive income (loss) before reclassifications	320	(405)	(85)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains on investments	—	(338)	(338)
Net current-period other comprehensive income (loss)	320	(743)	(423)
Ending balance	$623	$2,370	$2,993

	Three months ended June 30, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$160	$3,803	$3,963
Other comprehensive income (loss) before reclassifications	51	(96)	(45)
Ending balance	$211	$3,707	$3,918

	Six months ended June 30, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$163	$3,968	$4,131
Other comprehensive gain (loss) before reclassifications	48	(261)	(213)
Ending balance	$211	$3,707	$3,918

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency mortgage-backed	$569	$(9)	$—	$—	$569	$(9)
Non-agency mortgage-backed	—	—	65	(3)	65	(3)
Total	$569	$(9)	$65	$(3)	$634	$(12)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$69	$(3)	$69	$(3)
Total	$—	$—	$69	$(3)	$69	$(3)

At June 30, 2015, the Company held three fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2014 - two), including two fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2014 - two). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the six months ended June 30, 2015 and 2014, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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

For the six months ended June 30, 2015, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2014 – $Nil and $Nil, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning balance	$485	$545	$498	$561
Reductions:
Securities sold during the period	(19)	(16)	(32)	(32)
Ending balance	$466	$529	$466	$529

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
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,020,746	$2,020,746	$—	$—
Agencies	144,947	—	144,947	—
Municipal	806,724	—	806,724	—
Non-U.S. government (Sovereign debt)	370,613	—	370,613	—
Non-U.S. government-backed corporate	172,381	—	172,381	—
Corporate	1,865,369	—	1,857,709	7,660
Agency mortgage-backed	475,870	—	475,870	—
Non-agency mortgage-backed	263,329	—	263,329	—
Commercial mortgage-backed	426,895	—	426,895	—
Asset-backed	66,314	—	66,314	—
Total fixed maturity investments	6,613,188	2,020,746	4,584,782	7,660
Short term investments	1,543,191	—	1,543,191	—
Equity investments trading	493,056	493,056	—	—
Other investments
Private equity partnerships	250,796	—	—	250,796
Catastrophe bonds	228,998	—	228,998	—
Senior secured bank loan fund	22,561	—	—	22,561
Hedge funds	2,338	—	—	2,338
Total other investments	504,693	—	228,998	275,695
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	75,701	—	—	75,701
Derivatives (1)	(4,082)	(23)	(4,045)	(14)
Other	(4,583)	—	(4,583)	—
Total other assets and (liabilities)	67,036	(23)	(8,628)	75,687
	$9,221,164	$2,513,779	$6,348,343	$359,042

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
U.S. treasuries
Level 1 - At June 30, 2015, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 1.0% and a weighted average credit quality of AA (December 31, 2014 - 1.0% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2015, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.7% and a weighted average credit quality of AA (December 31, 2014 - 1.2% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - In connection with the acquisition of Platinum, the Company acquired a portfolio of municipal fixed maturity investments. At June 30, 2015, the Company’s municipal fixed maturity investments had a weighted average effective yield of 2.4% and a weighted average credit quality of AA. The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers.  Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available.  The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.  In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at June 30, 2015 had a weighted average effective yield of 1.2% and a weighted average credit quality of AA (December 31, 2014 - 1.1% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.1% and a weighted average credit quality of AA at June 30, 2015 (December 31, 2014 - 1.1% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2015, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and had a weighted average effective yield of 3.2% and a weighted average credit quality of BBB (December 31, 2014 - 3.2% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At June 30, 2015, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.2%, a weighted average credit quality of AA and a weighted average life of 6.0 years (December 31, 2014 - 2.3%, AA and 5.6 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At June 30, 2015, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 3.4%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.1 years (December 31, 2014 - 3.4%, non-investment grade and 4.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2015 had a weighted average effective yield of 4.1%, a weighted average credit quality of BBB and a weighted average life of 5.1 years (December 31, 2014 - 4.3%, BBB and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at June 30, 2015 had a weighted average effective yield of 2.4%, a weighted average credit quality of AA, and a weighted average life of 3.0 years (December 31, 2014 - 2.1%, AAA and 3.5 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2015, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.4%, a weighted average credit quality of AAA and a weighted average life of 2.4 years (December 31, 2014 - 1.5%, AAA and 2.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at June 30, 2015 of $4.6 million were principally comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2015	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$7,660	Discounted cash flow (“DCF”)	Credit spread (U)	n/a	n/a	3.6%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.3%
			Dividend rate (O)	n/a	n/a	6.5%
Total fixed maturity investments	7,660
Other investments
Private equity partnerships	250,796	Net asset valuation	Estimated performance (U)	(30.2)%	14.0%	3.1%
Senior secured bank loan fund	22,561	Net asset valuation	Estimated performance (U)	n/a	n/a	1.2%
Hedge funds	2,338	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	275,695
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	82,905	Internal valuation model	Estimated performance (U)	n/a	n/a	3.0%
Assumed and ceded (re)insurance contracts	(1,308)	Internal valuation model	Bond price (U)	$96.23	$99.78	$97.48
			Liquidity premium (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(5,896)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(9,233)
			Expected loss ratio (U)	n/a	n/a	28.0%
			Net acquisition expense ratio (O)	n/a	n/a	14.0%
			Contract period (O)	194	1,100	824
			Discount rate (U)	n/a	n/a	1.0%
Total assumed and ceded (re)insurance contracts	75,701
Weather contract	(14)	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	75,687
	$359,042

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company with a fair value of $7.7 million at June 30, 2015. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At June 30, 2015, the dividend rate was 6.5%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.3% and a credit spread of 3.6%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company’s investment in this corporate fixed maturity investment determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $250.8 million of investments in private equity partnerships at June 30, 2015 were alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended June 30, 2015 was negative 30.2% to positive 14.0% with a weighted average of positive 3.1%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.

Senior secured bank loan fund
Level 3 - At June 30, 2015 the Company had $22.6 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that the fund is following fair value principles consistent with GAAP in determining the net asset value. The fair value of the Company’s investment in the senior secured bank loan fund is positively correlated to the estimated monthly net asset valuations received from the investment manager.
Hedge funds
Level 3 - At June 30, 2015 the Company had $2.3 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At June 30, 2015 the Company had an $82.9 million asset related to a reinsurance deposit asset accounted for at fair value with the fair value obtained through the use of an internal model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the estimated periodic return of the reinsurance deposit asset, which is currently estimated to be 3.0%. The fair value of this reinsurance deposit asset is positively correlated to the estimated periodic rate of return.
Level 3 - At June 30, 2015 the Company had a $1.3 million liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At June 30, 2015 the Company had a $5.9 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available.  The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows.  The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Weather Contract
Level 3 - At June 30, 2015 the Company had a $14 thousand liability related to a weather contract entered into with an insurance company, with the fair value determined through the use of an internal valuation model. Inputs to the internal valuation model are based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in an increase (decrease) to the fair value of the Company’s weather contract liability.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2015	$15,474	$293,126	$72,969	$381,569
Total unrealized (losses) gains
Included in net investment income	(314)	(106)	16	(404)
Included in other income (loss)	—	—	(348)	(348)
Total realized gains
Included in other income (loss)	—	—	1,512	1,512
Total foreign exchange gains (losses)	—	654	(6)	648
Purchases	—	5,137	1,544	6,681
Settlements	(7,500)	(23,116)	—	(30,616)
Balance - June 30, 2015	$7,660	$275,695	$75,687	$359,042
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(132)	$(106)	$16	$(404)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(348)	$(348)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2015	$15,660	$303,818	$(8,934)	$310,544
Total unrealized (losses) gains
Included in net investment income	(500)	4,908	176	4,584
Included in other income (loss)	—	—	(348)	(348)
Total realized gains
Included in other income (loss)	—	—	2,828	2,828
Total foreign exchange losses	—	(1,844)	—	(1,844)
Purchases	—	10,875	81,965	92,840
Settlements	(7,500)	(42,062)	—	(49,562)
Balance - June 30, 2015	$7,660	$275,695	$75,687	$359,042
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(318)	$4,908	$176	$4,584
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(348)	$(348)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2014	$37,138	$342,778	$(1,307)	$378,609
Total unrealized gains
Included in net investment income	9,038	1,579	179	10,796
Included in other income (loss)	—	—	2,220	2,220
Total foreign exchange losses	—	(205)	(21)	(226)
Purchases	—	10,391	—	10,391
Settlements	—	(20,394)	—	(20,394)
Balance - June 30, 2014	$46,176	$334,149	$1,071	$381,396
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$9,038	$1,579	$—	$10,617
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$2,220	$2,220

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2014	$27,580	$344,248	$(2,490)	$369,338
Total unrealized gains
Included in net investment income	18,596	9,455	1,395	29,446
Included in other income (loss)	—	—	2,220	2,220
Total foreign exchange losses	—	(199)	(54)	(253)
Purchases	—	25,392	—	25,392
Settlements	—	(44,747)	—	(44,747)
Balance - June 30, 2014	$46,176	$334,149	$1,071	$381,396
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$18,596	$9,455	$1,395	$29,446
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$2,220	$2,220

Financial Instruments Disclosed, But Not Carried, at Fair Value
The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from the fair value of financial instruments accounting guidance, unless the Company elects the fair value option, and therefore, are not included in the amounts discussed herein. The carrying values of cash and cash equivalents, accrued investment income, receivables for investments sold, certain other assets, payables for investments purchased, certain other liabilities, and other financial instruments not included herein approximated their fair values.

Debt
Included on the Company’s consolidated balance sheet at June 30, 2015 were debt obligations of $972.4 million (December 31, 2014 - $249.5 million). At June 30, 2015, the fair value of the Company’s debt obligations was $984.8 million (December 31, 2014 – $279.0 million).
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

	June 30, 2015	December 31, 2014
Other investments	$504,693	$504,147
Other assets	$88,086	$5,664
Other liabilities	$12,385	$14,408

Included in net investment income for the three and six months ended June 30, 2015 was net unrealized losses of $1.6 million and net unrealized gains of $3.2 million, respectively, related to the changes in fair value of other investments (2014 – gains of $3.9 million and $8.9 million, respectively). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other income (loss) for the three and six months ended June 30, 2015 was $0.3 million and $0.3 million, respectively.
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At June 30, 2015	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$250,796	$182,880	See below	See below	See below
Senior secured bank loan fund	22,561	3,182	See below	See below	See below
Hedge funds	2,338	—	See below	See below	See below
Total other investments measured using net asset valuations	$275,695	$186,062

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

Senior secured bank loan fund – The Company has $22.6 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at June 30, 2015 were $2.3 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Premiums written
Direct	$34,340	$19,707	$65,153	$33,562
Assumed	627,657	491,833	1,240,422	1,183,238
Ceded	(153,320)	(165,133)	(392,863)	(420,046)
Net premiums written	$508,677	$346,407	$912,712	$796,754
Premiums earned
Direct	$21,606	$14,949	$44,507	$29,178
Assumed	468,372	350,389	850,975	735,987
Ceded	(110,150)	(104,922)	(218,894)	(218,215)
Net premiums earned	$379,828	$260,416	$676,588	$546,950
Claims and claim expenses
Gross claims and claim expenses incurred	$222,819	$97,064	$311,814	$165,214
Claims and claim expenses recovered	(53,475)	(15,676)	(65,617)	(24,911)
Net claims and claim expenses incurred	$169,344	$81,388	$246,197	$140,303

NOTE 7.     DEBT AND CREDIT FACILITIES
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.700% Senior Notes due 2025	$290,025	$299,415	$—	$—
5.75% Senior Notes due 2020	275,000	249,578	279,000	249,522
Series B 7.50% Senior Notes due 2017	274,063	274,618	—	—
4.750% Senior Notes due 2025 (DaVinciRe)	145,688	148,751	—	—
	$984,776	$972,362	$279,000	$249,522

3.700% Senior Notes due 2025 of RenaissanceRe Finance
On March 24, 2015, RenaissanceRe Finance issued $300.0 million of its 3.700% Senior Notes due April 1, 2025, with interest on the notes payable on April 1 and October 1 of each year. The notes are guaranteed by RenaissanceRe and may be redeemed by RenaissanceRe Finance prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed prior to January 1, 2025. The notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries.
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
5.75% Senior Notes due 2020 of RenRe North America Holdings Inc. (“RRNAH”)
On March 17, 2010, RRNAH issued $250.0 million of its 5.75% Senior Notes due March 15, 2020, with interest on the notes payable on March 15 and September 15 of each year. RenaissanceRe Finance became a co-obligor of the notes as of July 3, 2015. The notes, which are senior obligations, are guaranteed by RenaissanceRe and may be redeemed by RRNAH prior to maturity, subject to the payment of a “make-whole” premium. The notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries.
Series B 7.50% Notes due 2017 of Platinum Underwriters Finance, Inc.
On November 2, 2005, Platinum Underwriters Finance, Inc. (“Platinum Finance”) issued $250.0 million in aggregate principal amount of its Series B 7.50% Notes due June 1, 2017 (the “Platinum Finance Notes”).
Interest on the Platinum Finance Notes is payable on June 1 and December 1 of each year. The Platinum Finance Notes, which are senior obligations, are guaranteed by RenaissanceRe, and may be redeemed by Platinum Finance prior to maturity, subject to the payment of a “make-whole” premium. The Platinum Finance Notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries.
DaVinciRe Senior Notes
On May 4, 2015, DaVinciRe issued $150.0 million of its 4.750% Senior Notes due May 1, 2025, with interest on the notes payable on May 1 and November 1, commencing with November 1, 2015 (the “DaVinciRe Senior Notes”). The DaVinciRe Senior Notes, which are senior obligations, may be redeemed prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed before February 1, 2025. The DaVinciRe Senior Notes contain various covenants including restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries, limitations on mergers, amalgamations and consolidations, limitations on third party investor redemptions, a leverage covenant and a covenant to maintain certain ratings. The net proceeds from this offering were used to repay, in full, $100.0 million outstanding under the loan agreement, dated as of March 30, 2011, between DaVinciRe and RenaissanceRe, and the remainder of the net proceeds may be used to repurchase DaVinciRe shares or for general corporate purposes.
Credit Facilities
A summary of the Company’s credit facilities is set forth below:

At June 30, 2015	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	160,342
Uncommitted Standby Letter of Credit Facility with NAB	—
Bilateral Letter of Credit Facility with Citibank Europe	143,778
Funds at Lloyd’s Letter of Credit Facilities with Citibank Europe
Renaissance Reinsurance	300,000
RenaissanceRe Specialty Risks	9,129
Total credit facilities in U.S. dollars	$613,249

Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance Master Reimbursement Agreement	£70,000
Total credit facilities in pound sterling	£70,000

RenaissanceRe Revolving Credit Facility
On May 15, 2015, RenaissanceRe entered into an amended and restated credit agreement with various banks and financial institutions (the “Revolving Credit Agreement”), which amended and restated the credit agreement, dated as of May 17, 2012, as amended. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $250.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $350.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Revolving Credit Agreement) plus a margin, as more fully set forth in the Revolving Credit Agreement. At June 30, 2015, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
The Revolving Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this type, including limits on the ability of RenaissanceRe and its subsidiaries to merge, consolidate, sell a substantial amount of assets, incur liens and declare or pay dividends under certain circumstances. The Revolving Credit Agreement also contains certain financial covenants which generally provide that the ratio of consolidated debt to capital shall not exceed 0.35:1 and that the consolidated net worth of RenaissanceRe shall equal or exceed approximately $2.9 billion. The net worth requirement is recalculated effective as of the end of each fiscal year.
In case of certain events of default, in certain circumstances the lenders’ obligations to make loans may be terminated and the outstanding obligations of RenaissanceRe under the Revolving Credit Agreement may be accelerated. The scheduled commitment maturity date of the Revolving Credit Agreement is May 15, 2020.
RRNAH, RenaissanceRe Finance, and Platinum Finance guarantee RenaissanceRe’s obligations under the Revolving Credit Agreement. Subject to certain exceptions, additional subsidiaries of RenaissanceRe are required to become guarantors if such subsidiaries issue or incur certain types of indebtedness.

Uncommitted Standby Letter of Credit Facility with Wells Fargo Bank, National Association
Renaissance Reinsurance, RenaissanceRe Specialty Risks, DaVinci, Platinum Bermuda and Renaissance Reinsurance U.S. (collectively, the “Applicants”) and RenaissanceRe are parties to a Standby Letter of Credit Agreement, as amended (the “Standby Letter of Credit Agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) which provides for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the Applicants. RenaissanceRe has unconditionally guaranteed the payment obligations of the Applicants, other than DaVinci.
The Standby Letter of Credit Agreement contains representations, warranties and covenants that are customary for facilities of this type. At all times during which it is a party to the Standby Letter of Credit Agreement, each Applicant is required to pledge to Wells Fargo eligible collateral having a value (determined as provided in such agreement) that equals or exceeds the aggregate face amount of the outstanding letters of credit issued for its account plus all of such Applicant’s payment and reimbursement obligations in respect of such letters of credit. In the case of an event of default, Wells Fargo may exercise certain remedies, including conversion of collateral of a defaulting Applicant into cash.
On May 15, 2015, all amounts outstanding under the Third Amended and Restated Credit Agreement, dated as of April 9, 2014, among Platinum, the subsidiaries of Platinum party thereto, the lenders party thereto, and Wells Fargo, as administrative agent were repaid and satisfied in full, the facility was terminated and all letters of credit that were issued and outstanding under the facility were transferred over to, and are now governed by the terms and conditions of, the Standby Letter of Credit Agreement.
At June 30, 2015, the Applicants had $160.3 million of letters of credit outstanding under the Standby Letter of Credit Agreement.
National Australia Bank Limited Standby Letter of Credit Agreement
Effective as of May 19, 2015, Renaissance Reinsurance, RenaissanceRe Specialty Risks, DaVinci and Platinum Bermuda (collectively, the “NAB Facility Applicants”) and RenaissanceRe entered into a Standby Letter of Credit Agreement (the “NAB Standby Letter of Credit Agreement”) with National Australia Bank Limited (“NAB”). The NAB Standby Letter of Credit Agreement provides for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the NAB Facility Applicants in multiple currencies. RenaissanceRe has unconditionally guaranteed the payment obligations of the NAB Facility Applicants, other than DaVinci.
The NAB Standby Letter of Credit Agreement contains representations, warranties and covenants that are customary for facilities of this type. At all times during which it is a party to the NAB Standby Letter of Credit Agreement, each NAB Facility Applicant is required to pledge to NAB eligible collateral having a value (determined as provided in such agreement) that equals or exceeds the aggregate stated amount of the letters of credit issued thereunder for its account, plus all of its reimbursement and payment obligations under the NAB Standby Letter of Credit Agreement. In the case of an event of default under the NAB Standby Letter of Credit Agreement, NAB may exercise certain remedies, including conversion of collateral of a defaulting NAB Facility Applicant into cash.
Concurrently with the effectiveness of the NAB Standby Letter of Credit Agreement, all amounts outstanding under the Facility Agreement, dated as of July 31, 2012, among Platinum Bermuda, Platinum, the lenders party thereto and NAB, as agent for the finance parties were repaid and satisfied in full, the facility was terminated and all letters of credit that were issued and outstanding under the facility were transferred over to, and are now governed by the terms and conditions of, the NAB Standby Letter of Credit Agreement.
At June 30, 2015, the NAB Facility Applicants had $Nil outstanding under the NAB Standby Letter of Credit Agreement.
Bilateral Letter of Credit Facility with Citibank Europe
Pursuant to the facility letter, dated September 17, 2010, as amended, among Citibank Europe plc (“CEP”) and certain subsidiaries and affiliates of RenaissanceRe (the “Facility Letter”), CEP has established a letter of credit facility (the “Bilateral Facility”) under which CEP provides a commitment to issue letters of credit for the account of one or more of the Bilateral Facility Participants (as defined below) and their respective subsidiaries in multiple currencies. The “Bilateral Facility Participants” include Renaissance Reinsurance,

DaVinci, RenaissanceRe Specialty Risks, Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S., Platinum Bermuda and Renaissance Reinsurance U.S. The aggregate commitment amount is $300.0 million, subject to (i) a sublimit of $50.0 million for letters of credit issued for the account of RenaissanceRe Specialty U.S. and (ii) a combined sublimit of $25.0 million for letters of credit issued for the accounts of Platinum Bermuda and Renaissance Reinsurance U.S.
Effective March 31, 2015, the principal agreements evidencing the bilateral letter of credit facility that had previously been in place among CEP, Platinum Bermuda and Renaissance Reinsurance U.S. (the “Platinum/CEP Bilateral Facility”) were terminated. In addition, effective March 31, 2015, certain letters of credit issued on behalf of Platinum Bermuda and Renaissance Reinsurance U.S. under the Platinum/CEP Bilateral Facility are deemed to be letters of credit issued under, and governed by the terms of, the Bilateral Facility.
The Bilateral Facility is scheduled to expire on December 31, 2015. At all times during which it is a party to the Bilateral Facility, each Bilateral Facility Participant is obligated to pledge to CEP securities with a value (determined as provided in such facility) that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies, including terminating its commitment to such Bilateral Facility Participant and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each Bilateral Facility Participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
At June 30, 2015, $143.8 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $156.2 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Funds at Lloyd’s Letter of Credit Facilities
Effective November 24, 2014, Renaissance Reinsurance and CEP entered into a Second Amended and Restated Pledge Agreement (the “Renaissance Reinsurance Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Agreement, dated as of April 29, 2009 (the “Renaissance Reinsurance Master Agreement”), and which provides for the issuance and renewal of letters of credit that are used to support business written by Syndicate 1458. During the term of the Renaissance Reinsurance Master Agreement, Renaissance Reinsurance has agreed to pledge to CEP certain qualifying securities with a value (determined as provided in the Renaissance Reinsurance Pledge Agreement) that equals or exceeds the aggregate face amount of the then-outstanding letters of credit issued under the Renaissance Reinsurance Master Agreement. At June 30, 2015, letters of credit issued by CEP under the Renaissance Reinsurance Master Reimbursement Agreement were outstanding in the face amount of $300.0 million and £70.0 million, respectively.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into the Master Agreement (the “Specialty Risks Master Agreement” and, together with the Renaissance Reinsurance Master Agreement, the “Master Agreements”), which provides for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit that are used to support business written by Syndicate 1458, and a related Pledge Agreement (the “Specialty Risks Pledge Agreement” and, together with the Renaissance Reinsurance Pledge Agreement, the “Pledge Agreements”). During the term of the Specialty Risks Master Agreement, RenaissanceRe Specialty Risks has agreed to pledge to CEP certain qualifying securities with a value (determined as provided in the Specialty Risks Pledge Agreement) equal to the aggregate face amount of the then-outstanding letters of credit issued under the Specialty Risks Master Agreement. At June 30, 2015, letters of credit issued by CEP under the Specialty Risks Master Agreement were outstanding in the face amount of $9.1 million.
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
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2015	December 31, 2014
Redeemable noncontrolling interest - DaVinciRe	$879,266	$1,037,306
Redeemable noncontrolling interest - Medici	109,546	94,402
Redeemable noncontrolling interest	$988,812	$1,131,708

A summary of the Company’s noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Redeemable noncontrolling interest - DaVinciRe	$12,345	$35,706	$50,671	$76,886
Redeemable noncontrolling interest - Medici	(178)	372	1,158	1,960
Net income attributable to noncontrolling interests	$12,167	$36,078	$51,829	$78,846

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 26.3% at June 30, 2015 (December 31, 2014 - 23.4%).
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

2014
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including RenaissanceRe, while a new DaVinciRe shareholder purchased shares in DaVinciRe. The net redemption as a result of this transaction was $300.0 million. In connection with the redemption, DaVinciRe retained a $30.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to this transaction was 26.5%, effective January 1, 2014.
Effective July 1, 2014, RenaissanceRe sold a portion of its shares of DaVinciRe to an existing third party shareholder for $38.9 million. The Company's ownership in DaVinciRe was 26.5% at June 30, 2014 and subsequent to the above transaction, its ownership interest in DaVinciRe decreased to 23.4% effective July 1, 2014.
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning balance	$867,734	$895,391	$1,037,306	$1,063,368
Redemption of shares from redeemable noncontrolling interest	(813)	(866)	(208,711)	(219,745)
Sale of shares to redeemable noncontrolling interests	—	—	—	9,722
Net income attributable to redeemable noncontrolling interest	12,345	35,706	50,671	76,886
Ending balance	$879,266	$930,231	$879,266	$930,231

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

2015
During the six months ended June 30, 2015, third-party investors subscribed for and redeemed an aggregate of $31.1 million and $17.1 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 46.5%, effective June 30, 2015.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning balance	$100,697	$91,590	$94,402	$36,492
Redemption of shares from redeemable noncontrolling interest	(2,423)	—	(17,107)	(1,875)
Sale of shares to redeemable noncontrolling interests	11,450	1,699	31,093	57,084
Net income attributable to redeemable noncontrolling interest	(178)	372	1,158	1,960
Ending balance	$109,546	$93,661	$109,546	$93,661

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
2015
During the first six months of 2015, Upsilon RFO returned capital to all of the investors who participated in risks incepting during 2014, including the Company. The total amount of capital agreed to be returned was $419.4 million, including $131.4 million related to the Company, with $418.5 million of this having been repaid to date, including $131.1 million related to the Company.
In conjunction with risks incepting during the first six months of 2015, $155.4 million of Upsilon RFO non-voting preference shares were sold to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $42.2 million of the non-voting preference shares were acquired by the Company, representing a 20.5% participation in the risks assumed by Upsilon RFO incepting during the first six months of 2015.
At June 30, 2015, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $261.9 million and $261.9 million, respectively (December 31, 2014 - $621.3 million and $621.3 million, respectively, including $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepted during the first quarter of 2015).
Mona Lisa Re Ltd. (“Mona Lisa Re”)
On March 14, 2013, Mona Lisa Re was licensed as a Bermuda domiciled SPI to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors.
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At June 30, 2015, the total assets and total liabilities of Mona Lisa Re were $179.0 million and $179.0 million, respectively (December 31, 2014 - $184.0 million and $184.0 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.6 million and $0.5 million, respectively, during the six months ended June 30, 2015 (2014 - $2.0 million and $1.9 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $3.6 million and $2.5 million, respectively, during the six months ended June 30, 2015 (2014 - $5.0 million and $3.6 million, respectively).
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.30 per common share to common shareholders of record on March 13, 2015 and June 15, 2015, respectively, and RenaissanceRe paid a dividend of $0.30 per common share to common shareholders on March 31, 2015 and June 30, 2015, respectively. During the six months ended June 30, 2015, the Company declared and paid $11.2 million in preference share dividends (2014 - $11.2 million) and $27.5 million in common share dividends (2014 - $23.6 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the six months ended June 30, 2015, the Company repurchased an aggregate of 83 thousand shares in open market transactions at an aggregate cost of $8.4 million, and at an average share price of $101.99. At June 30, 2015, $491.9 million remained available for repurchase under the Board authorized share repurchase program. See “Note 16. Subsequent Events” and “Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds” for additional information related to share repurchases.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(thousands of shares)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income available to RenaissanceRe common shareholders	$73,233	$120,752	$241,076	$271,755
Amount allocated to participating common shareholders (1)	(819)	(1,557)	(2,781)	(3,577)
Net income allocated to RenaissanceRe common shareholders	$72,414	$119,195	$238,295	$268,178
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	45,303	39,736	42,467	40,487
Per common share equivalents of employee stock options and restricted shares	354	659	372	662
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	45,657	40,395	42,839	41,149
Net income available to RenaissanceRe common shareholders per common share – basic	$1.60	$3.00	$5.61	$6.62
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.59	$2.95	$5.56	$6.52

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended June 30, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$385,366	$160,013	$116,618	$—	$661,997
Net premiums written	$270,490	$139,867	$98,320	$—	$508,677
Net premiums earned	$162,705	$155,584	$61,539	$—	$379,828
Net claims and claim expenses incurred	55,376	86,062	27,683	223	169,344
Acquisition expenses	19,314	28,251	14,210	(109)	61,666
Operational expenses	22,090	18,747	13,719	117	54,673
Underwriting income (loss)	$65,925	$22,524	$5,927	$(231)	94,145
Net investment income				38,604	38,604
Net foreign exchange losses				(1,740)	(1,740)
Equity in earnings of other ventures				6,160	6,160
Other income				1,427	1,427
Net realized and unrealized losses on investments				(26,712)	(26,712)
Corporate expenses				(13,032)	(13,032)
Interest expense				(9,698)	(9,698)
Income before taxes and noncontrolling interests					89,154
Income tax expense				1,842	1,842
Net income attributable to noncontrolling interests				(12,167)	(12,167)
Dividends on preference shares				(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders					$73,233

Net claims and claim expenses incurred – current accident year	$67,334	$104,315	$30,771	$—	$202,420
Net claims and claim expenses incurred – prior accident years	(11,958)	(18,253)	(3,088)	223	(33,076)
Net claims and claim expenses incurred – total	$55,376	$86,062	$27,683	$223	$169,344

Net claims and claim expense ratio – current accident year	41.4%	67.0%	50.0%	—%	53.3%
Net claims and claim expense ratio – prior accident years	(7.4)%	(11.7)%	(5.0)%	—%	(8.7)%
Net claims and claim expense ratio – calendar year	34.0%	55.3%	45.0%	—%	44.6%
Underwriting expense ratio	25.5%	30.2%	45.4%	—%	30.6%
Combined ratio	59.5%	85.5%	90.4%	—%	75.2%

Six months ended June 30, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$774,613	$284,304	$246,748	$(90)	$1,305,575
Net premiums written	$493,130	$243,782	$175,889	$(89)	$912,712
Net premiums earned	$306,472	$250,460	$119,745	$(89)	$676,588
Net claims and claim expenses incurred	62,970	125,650	57,526	51	246,197
Acquisition expenses	26,968	48,940	28,903	256	105,067
Operational expenses	42,453	32,037	25,659	145	100,294
Underwriting income (loss)	$174,081	$43,833	$7,657	$(541)	225,030
Net investment income				78,311	78,311
Net foreign exchange losses				(4,870)	(4,870)
Equity in earnings of other ventures				11,455	11,455
Other income				2,966	2,966
Net realized and unrealized gains on investments				15,037	15,037
Corporate expenses				(58,630)	(58,630)
Interest expense				(14,949)	(14,949)
Income before taxes and noncontrolling interests					254,350
Income tax benefit				49,746	49,746
Net income attributable to noncontrolling interests				(51,829)	(51,829)
Dividends on preference shares				(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders					$241,076

Net claims and claim expenses incurred – current accident year	$91,458	$153,579	$56,381	$—	$301,418
Net claims and claim expenses incurred – prior accident years	(28,488)	(27,929)	1,145	51	(55,221)
Net claims and claim expenses incurred – total	$62,970	$125,650	$57,526	$51	$246,197

Net claims and claim expense ratio – current accident year	29.8%	61.3%	47.1%	—%	44.5%
Net claims and claim expense ratio – prior accident years	(9.3)%	(11.1)%	0.9%	(57.3)%	(8.1)%
Net claims and claim expense ratio – calendar year	20.5%	50.2%	48.0%	(57.3)%	36.4%
Underwriting expense ratio	22.7%	32.3%	45.6%	(450.6)%	30.3%
Combined ratio	43.2%	82.5%	93.6%	(507.9)%	66.7%

(1) Included in gross premiums written in the Other category is the elimination of inter-segment gross premiums written of $0.1 million for the six months ended June 30, 2015.

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$849	743	$106	Other assets	$—	$106
Foreign currency forward contracts (1)	1,153	133	1,020	Other assets	—	1,020
Foreign currency forward contracts (2)	803	157	646	Other assets	—	646
Credit default swaps	274	135	139	Other assets	60	79
Total	$3,079	$1,168	$1,911		$60	$1,851

	Derivative Liabilities
At June 30, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$872	743	$129	Other liabilities	$129	$—
Foreign currency forward contracts (1)	6,589	1,017	5,572	Other liabilities	—	5,572
Foreign currency forward contracts (2)	320	157	163	Other liabilities	—	163
Credit default swaps	250	135	115	Other liabilities	—	115
Weather contract	14	—	14	Other liabilities	14	—
Total	$8,045	$2,052	$5,993		$143	$5,850

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$468	468	$—	Other assets	$—	$—
Foreign currency forward contracts (1)	5,740	1,737	4,003	Other assets	—	4,003
Foreign currency forward contracts (2)	3,959	648	3,311	Other assets	—	3,311
Credit default swaps	468	88	380	Other assets	310	70
Total	$10,635	$2,941	$7,694		$310	$7,384

	Derivative Liabilities
At December 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,037	468	$569	Other liabilities	$569	$—
Foreign currency forward contracts (1)	1,319	967	352	Other liabilities	—	352
Foreign currency forward contracts (2)	724	649	75	Other liabilities	—	75
Credit default swaps	251	88	163	Other liabilities	—	163
Weather contract	190	—	190	Other liabilities	190	—
Total	$3,521	$2,172	$1,349		$759	$590

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2015	2014
Interest rate futures	Net realized and unrealized (losses) gains on investments	$19,784	$(7,362)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(10,210)	(1,990)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(3,417)	58
Credit default swaps	Net realized and unrealized (losses) gains on investments	22	299
Weather contract	Net realized and unrealized (losses) gains on investments	10	179
Call rights	Other income (loss)	—	2,220
Total		$6,189	$(6,596)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2015	2014
Interest rate futures	Net realized and unrealized (losses) gains on investments	$15,376	$(19,636)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(6,599)	2,109
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	5,793	(1,341)
Credit default swaps	Net realized and unrealized (losses) gains on investments	62	458
Weather contract	Net realized and unrealized (losses) gains on investments	170	1,395
Call rights	Other income (loss)	—	2,220
Total		$14,802	$(14,795)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2015.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At June 30, 2015, the Company had $1,355.9 million of notional long positions and $1,414.0 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2014 - $587.0 million and $617.4 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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

Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2015, the Company had outstanding underwriting related foreign currency contracts of $162.4 million in notional long positions and $126.2 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $144.8 million and $121.6 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2015, the Company had outstanding investment portfolio related foreign currency contracts of $32.2 million in notional long positions and $127.3 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $35.8 million and $150.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2015, the Company had outstanding credit derivatives of $Nil in notional long positions and $32.7 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $4.6 million and $19.4 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. At June 30, 2015, the Company had an outstanding weather contract with an insurance company of $2.1 million in a notional short position (December 31, 2014 - $2.2 million).
Call Rights
At June 30, 2014, the Company had an agreement with a counterparty that gave the counterparty the right to purchase shares the Company has in certain of its equity method investees at a price above the Company’s then carrying value for those investments. The agreement was considered a derivative for accounting purposes and the Company’s estimated fair value of the agreement was $2.2 million at June 30, 2014. The fair value was based on an internal valuation model which incorporated the estimated intrinsic value of the agreement, the time value of money, and the likelihood of the agreement being exercised and ultimately settled.
NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014, other than those discussed below and in “Note 7. Debt and Credit Facilities.”
Contingent Gain
During the second quarter of 2015, a decision was reached by the U.S. Court of Appeals for the District of Columbia Circuit in a case between the IRS and a Bermuda-based reinsurance company (the “Plaintiff”) in favor of the Plaintiff.  In deciding the case, the U.S. Court of Appeals concluded that federal excise tax does not apply to foreign to foreign retrocessions.  The IRS, however, may take further action related to this decision.  As a result of this decision by the U.S. Court of Appeals, it is possible the Company may recognize a gain in a future period, currently estimated to be $8.5 million, related to its foreign to foreign retrocessional federal excise tax contributions.  The realization and recognition of the gain would be subject to the ultimate outcome of any future appeals in the case by the IRS, as well as the application of the current or future court decisions to the Company’s specific facts and circumstances.
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

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at June 30, 2015 and December 31, 2014, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, and condensed consolidating statements of cash flow for the six months ended June 30, 2015 and 2014. Each of RRNAH, Platinum Finance and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. In connection with an intercompany restructuring, subsequent to June 30, 2015 and effective July 1, 2015, Platinum was merged with RenaissanceRe, with RenaissanceRe continuing as the surviving company and RenaissanceRe assumed all of the obligations of Platinum with respect to, and is the sole guarantor of, the Platinum Finance Notes. Refer to “Note 7. Debt and Credit Facilities” for information related to the Company’s debt obligations.

Condensed Consolidating Balance Sheet at June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$182,375	$—	$88,177	$282,027	$—	$8,727,688	$—	$9,280,267
Cash and cash equivalents	2,535	9,181	2,146	1,089	224	382,915	—	398,090
Investments in subsidiaries	4,550,601	648,991	258,980	611,580	828,023	—	(6,898,175)	—
Due from subsidiaries and affiliates	79,807	27,612	15	—	—	—	(107,434)	—
Premiums receivable	—	—	—	—	—	1,068,819	—	1,068,819
Prepaid reinsurance premiums	—	—	—	—	—	276,231	—	276,231
Reinsurance recoverable	—	—	—	—	—	136,464	—	136,464
Accrued investment income	462	—	173	307	—	36,538	—	37,480
Deferred acquisition costs	—	—	—	—	—	195,291	(21,883)	173,408
Receivable for investments sold	56	—	21	151	—	148,835	—	149,063
Other assets	20,921	—	32,250	3,125	121,323	198,964	(118,962)	257,621
Goodwill and other intangible assets	267,945	—	—	—	—	7,798	—	275,743
Total assets	$5,104,702	$685,784	$381,762	$898,279	$949,570	$11,179,543	$(7,146,454)	$12,053,186
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$—	$2,828,161	$19,487	$2,847,648
Unearned premiums	—	—	—	—	—	1,155,596	—	1,155,596
Debt	117,000	—	249,568	250,000	299,415	148,761	(92,382)	972,362
Amounts due to subsidiaries and affiliates	60,202	1,872	218	23	407	—	(62,722)	—
Reinsurance balances payable	—	—	—	—	—	512,019	—	512,019
Payable for investments purchased	2,979	—	38	233	—	508,001	—	511,251
Other liabilities	87,577	336	2,380	—	3,357	202,854	(67,950)	228,554
Total liabilities	267,758	2,208	252,204	250,256	303,179	5,355,392	(203,567)	6,227,430
Redeemable noncontrolling interest	—	—	—	—	—	988,812	—	988,812
Shareholders’ Equity
Total shareholders’ equity	4,836,944	683,576	129,558	648,023	646,391	4,835,339	(6,942,887)	4,836,944
Total liabilities, noncontrolling interests and shareholders’ equity	$5,104,702	$685,784	$381,762	$898,279	$949,570	$11,179,543	$(7,146,454)	$12,053,186

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$137,006	$88,150	$6,518,594	$—	$6,743,750
Cash and cash equivalents	5,986	1,033	518,565	—	525,584
Investments in subsidiaries	3,509,974	71,796	—	(3,581,770)	—
Due from subsidiaries and affiliates	126,548	23	—	(126,571)	—
Premiums receivable	—	—	440,007	—	440,007
Prepaid reinsurance premiums	—	—	94,810	—	94,810
Reinsurance recoverable	—	—	66,694	—	66,694
Accrued investment income	—	121	26,388	—	26,509
Deferred acquisition costs	—	—	110,059	—	110,059
Receivable for investments sold	10	—	52,380	—	52,390
Other assets	112,400	1,242	123,661	(101,458)	135,845
Goodwill and other intangible assets	—	—	7,902	—	7,902
Total assets	$3,891,924	$162,365	$7,959,060	$(3,809,799)	$8,203,550
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,412,510	$—	$1,412,510
Unearned premiums	—	—	512,386	—	512,386
Debt	—	249,522	—	—	249,522
Amounts due to subsidiaries and affiliates	6,000	233	—	(6,233)	—
Reinsurance balances payable	—	—	454,580	—	454,580
Payable for investments purchased	—	—	203,021	—	203,021
Other liabilities	20,209	4,013	351,344	(1,458)	374,108
Total liabilities	26,209	253,768	2,933,841	(7,691)	3,206,127
Redeemable noncontrolling interest	—	—	1,131,708	—	1,131,708
Shareholders’ Equity
Total shareholders’ equity	3,865,715	(91,403)	3,893,511	(3,802,108)	3,865,715
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,891,924	$162,365	$7,959,060	$(3,809,799)	$8,203,550

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$—	$379,828	$—	$379,828
Net investment income	98	—	300	1,221	468	37,342	(825)	38,604
Net foreign exchange gains (losses)	12	—	—	—	—	(1,752)	—	(1,740)
Equity in earnings of other ventures	—	—	—	—	—	6,160	—	6,160
Other income	15,692	497	—	—	—	431	(15,193)	1,427
Net realized and unrealized (losses) gains on investments	(535)	—	609	(1,389)	—	(25,397)	—	(26,712)
Total revenues	15,267	497	909	(168)	468	396,612	(16,018)	397,567
Expenses
Net claims and claim expenses incurred	—	—	—	—	—	171,023	(1,679)	169,344
Acquisition expenses	—	—	—	—	—	73,537	(11,871)	61,666
Operational expenses	(1,300)	932	1,588	—	—	51,334	2,119	54,673
Corporate expenses	6,373	980	153	109	77	5,449	(109)	13,032
Interest expense	468	—	3,616	4,687	2,790	880	(2,743)	9,698
Total expenses	5,541	1,912	5,357	4,796	2,867	302,223	(14,283)	308,413
Income (loss) before equity in net income (loss) of subsidiaries and taxes	9,726	(1,415)	(4,448)	(4,964)	(2,399)	94,389	(1,735)	89,154
Equity in net income (loss) of subsidiaries	72,555	(805)	127	565	(2,443)	(11,916)	(58,083)	—
Income (loss) before taxes	82,281	(2,220)	(4,321)	(4,399)	(4,842)	82,473	(59,818)	89,154
Income tax (expense) benefit	(3,452)	—	1,743	1,956	888	707	—	1,842
Net income (loss)	78,829	(2,220)	(2,578)	(2,443)	(3,954)	83,180	(59,818)	90,996
Net income attributable to noncontrolling interests	—	—	—	—	—	(12,167)	—	(12,167)
Net income (loss) attributable to RenaissanceRe	78,829	(2,220)	(2,578)	(2,443)	(3,954)	71,013	(59,818)	78,829
Dividends on preference shares	(5,596)	—	—	—	—	—	—	(5,596)
Net income (loss) attributable to RenaissanceRe common shareholders	$73,233	$(2,220)	$(2,578)	$(2,443)	$(3,954)	$71,013	$(59,818)	$73,233

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$78,829	$(2,220)	$(2,578)	$(2,443)	$(3,954)	$83,180	$(59,818)	$90,996
Change in net unrealized gains on investments	—	—	—	—	—	(349)	—	(349)
Comprehensive income (loss)	78,829	(2,220)	(2,578)	(2,443)	(3,954)	82,831	(59,818)	90,647
Net income attributable to noncontrolling interests	—	—	—	—	—	(12,167)	—	(12,167)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(12,167)	—	(12,167)
Comprehensive income (loss) attributable to RenaissanceRe	$78,829	$(2,220)	$(2,578)	$(2,443)	$(3,954)	$70,664	$(59,818)	$78,480

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$—	$676,588	$—	$676,588
Net investment income	2,722	—	631	1,181	504	75,072	(1,799)	78,311
Net foreign exchange gains (losses)	2	—	—	—	—	(4,872)	—	(4,870)
Equity in earnings of other ventures	—	—	—	—	—	11,455	—	11,455
Other income	21,881	663	—	—	—	1,639	(21,217)	2,966
Net realized and unrealized (losses) gains on investments	(496)	—	1,015	(1,388)	—	15,906	—	15,037
Total revenues	24,109	663	1,646	(207)	504	775,788	(23,016)	779,487
Expenses
Net claims and claim expenses incurred	—	—	—	—	—	248,435	(2,238)	246,197
Acquisition expenses	—	—	—	—	—	121,855	(16,788)	105,067
Operational expenses	(2,478)	5,919	3,478	1	—	85,849	7,525	100,294
Corporate expenses	22,677	9,162	251	144	84	26,456	(144)	58,630
Interest expense	763	—	7,233	6,250	3,006	1,474	(3,777)	14,949
Total expenses	20,962	15,081	10,962	6,395	3,090	484,069	(15,422)	525,137
Income (loss) before equity in net income (loss) of subsidiaries and taxes	3,147	(14,418)	(9,316)	(6,602)	(2,586)	291,719	(7,594)	254,350
Equity in net income (loss) of subsidiaries	256,235	(7,362)	17,526	(1,581)	(5,656)	—	(259,162)	—
Income (loss) before taxes	259,382	(21,780)	8,210	(8,183)	(8,242)	291,719	(266,756)	254,350
Income tax (expense) benefit	(7,115)	—	32,748	2,527	953	20,633	—	49,746
Net income (loss)	252,267	(21,780)	40,958	(5,656)	(7,289)	312,352	(266,756)	304,096
Net income attributable to noncontrolling interests	—	—	—	—	—	(51,829)	—	(51,829)
Net income (loss) attributable to RenaissanceRe	252,267	(21,780)	40,958	(5,656)	(7,289)	260,523	(266,756)	252,267
Dividends on preference shares	(11,191)	—	—	—	—	—	—	(11,191)
Net income (loss) attributable to RenaissanceRe common shareholders	$241,076	$(21,780)	$40,958	$(5,656)	$(7,289)	$260,523	$(266,756)	$241,076

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$252,267	$(21,780)	$40,958	$(5,656)	$(7,289)	$312,352	$(266,756)	$304,096
Change in net unrealized gains on investments	—	—	—	—	—	(423)	—	(423)
Comprehensive income (loss)	252,267	(21,780)	40,958	(5,656)	(7,289)	311,929	(266,756)	303,673
Net income attributable to noncontrolling interests	—	—	—	—	—	(51,829)	—	(51,829)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(51,829)	—	(51,829)
Comprehensive income (loss) attributable to RenaissanceRe	$252,267	$(21,780)	$40,958	$(5,656)	$(7,289)	$260,100	$(266,756)	$251,844

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$260,416	$—	$260,416
Net investment income	736	445	34,293	(933)	34,541
Net foreign exchange gains	6	—	2,386	—	2,392
Equity in earnings of other ventures	—	—	7,232	—	7,232
Other loss	—	—	(535)	—	(535)
Net realized and unrealized gains on investments	190	4,340	22,598	—	27,128
Total revenues	932	4,785	326,390	(933)	331,174
Expenses
Net claims and claim expenses incurred	—	—	81,388	—	81,388
Acquisition expenses	—	—	33,477	—	33,477
Operational expenses	(1,236)	1,684	45,483	(90)	45,841
Corporate expenses	3,468	59	427	—	3,954
Interest expense	—	3,616	676	—	4,292
Total expenses	2,232	5,359	161,451	(90)	168,952
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(1,300)	(574)	164,939	(843)	162,222
Equity in net income (loss) of subsidiaries	127,648	(38)	—	(127,610)	—
Income (loss) before taxes	126,348	(612)	164,939	(128,453)	162,222
Income tax (expense) benefit	—	(38)	242	—	204
Net income (loss)	126,348	(650)	165,181	(128,453)	162,426
Net income attributable to noncontrolling interests	—	—	(36,078)	—	(36,078)
Net income (loss) attributable to RenaissanceRe	126,348	(650)	129,103	(128,453)	126,348
Dividends on preference shares	(5,596)	—	—	—	(5,596)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$120,752	$(650)	$129,103	$(128,453)	$120,752

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$126,348	$(650)	$165,181	$(128,453)	$162,426
Change in net unrealized gains on investments	—	—	(45)	—	(45)
Comprehensive income (loss)	126,348	(650)	165,136	(128,453)	162,381
Net income attributable to noncontrolling interests	—	—	(36,078)	—	(36,078)
Comprehensive income attributable to noncontrolling interests	—	—	(36,078)	—	(36,078)
Comprehensive income (loss) attributable to RenaissanceRe	$126,348	$(650)	$129,058	$(128,453)	$126,303

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$546,950	$—	$546,950
Net investment income	1,361	919	73,079	(1,870)	73,489
Net foreign exchange gains	7	—	1,324	—	1,331
Equity in earnings of other ventures	—	—	11,431	—	11,431
Other loss	—	(8)	(465)	—	(473)
Net realized and unrealized gains on investments	84	4,717	37,254	—	42,055
Total revenues	1,452	5,628	669,573	(1,870)	674,783
Expenses
Net claims and claim expenses incurred	—	—	140,303	—	140,303
Acquisition expenses	—	—	67,177	—	67,177
Operational expenses	(2,116)	3,578	87,171	(168)	88,465
Corporate expenses	7,470	118	911	—	8,499
Interest expense	—	7,233	1,352	—	8,585
Total expenses	5,354	10,929	296,914	(168)	313,029
(Loss) income before equity in net income of subsidiaries and taxes	(3,902)	(5,301)	372,659	(1,702)	361,754
Equity in net income of subsidiaries	286,848	815	—	(287,663)	—
Income (loss) before taxes	282,946	(4,486)	372,659	(289,365)	361,754
Income tax benefit (expense)	—	646	(608)	—	38
Net income (loss)	282,946	(3,840)	372,051	(289,365)	361,792
Net income attributable to noncontrolling interests	—	—	(78,846)	—	(78,846)
Net income (loss) attributable to RenaissanceRe	282,946	(3,840)	293,205	(289,365)	282,946
Dividends on preference shares	(11,191)	—	—	—	(11,191)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$271,755	$(3,840)	$293,205	$(289,365)	$271,755

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$282,946	$(3,840)	$372,051	$(289,365)	$361,792
Change in net unrealized gains on investments	—	—	(213)	—	(213)
Comprehensive income (loss)	282,946	(3,840)	371,838	(289,365)	361,579
Net income attributable to noncontrolling interests	—	—	(78,846)	—	(78,846)
Comprehensive income attributable to noncontrolling interests	—	—	(78,846)	—	(78,846)
Comprehensive income (loss) attributable to RenaissanceRe	$282,946	$(3,840)	$292,992	$(289,365)	$282,733

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	Platinum Underwriters Holdings, Ltd. (Subsidiary Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$66,113	$(1,326)	$(5,393)	$(10,030)	$(119,583)	$40,849	$(29,370)
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	14,718	—	7,016	45,087	—	4,695,154	4,761,975
Purchases of fixed maturity investments trading	(56,559)	—	(38,668)	—	—	(4,500,891)	(4,596,118)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	—	5,000	5,000
Net sales (purchases) of equity investments trading	—	—	33,687	(273,501)	—	73,329	(166,485)
Net (purchases) sales of short term investments	(1,088)	—	(5,848)	238,048	—	129,050	360,162
Net purchases of other investments	—	—	—	—	—	(1,250)	(1,250)
Net purchases of investments in other ventures	—	—	—	—	—	(45)	(45)
Net sales of other assets	—	—	—	—	—	4,500	4,500
Dividends and return of capital from subsidiaries	1,009,161	(30,000)	—	—	—	(979,161)	—
Contributions to subsidiaries	(205,362)	—	10,342	—	(180,000)	375,020	—
Due (from) to subsidiary	(3,595)	(21,913)	(23)	(52)	407	25,176	—
Net purchase of Platinum	(904,433)	62,420	—	1,537	—	162,324	(678,152)
Net cash (used in) provided by investing activities	(147,158)	10,507	6,506	11,119	(179,593)	(11,794)	(310,413)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(27,479)	—	—	—	—	—	(27,479)
Dividends paid – preference shares	(11,191)	—	—	—	—	—	(11,191)
RenaissanceRe common share repurchases	(736)	—	—	—	—	—	(736)
Net issuance (repayment) of debt	117,000	—	—	—	299,400	29,189	445,589
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	—	(187,064)	(187,064)
Net cash provided by (used in) financing activities	77,594	—	—	—	299,400	(157,875)	219,119
Effect of exchange rate changes on foreign currency cash	—	—	—	—	—	(6,830)	(6,830)
Net (decrease) increase in cash and cash equivalents	(3,451)	9,181	1,113	1,089	224	(135,650)	(127,494)
Cash and cash equivalents, beginning of period	5,986	—	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of period	$2,535	$9,181	$2,146	$1,089	$224	$382,915	$398,090

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(14,828)	$(8,410)	$196,624	$173,386
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,912	5,353	4,009,909	4,020,174
Purchases of fixed maturity investments trading	(79,714)	—	(3,890,603)	(3,970,317)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	5,114	5,114
Net purchases of equity investments trading	—	(370)	(10,776)	(11,146)
Net sales (purchases) of short term investments	116,511	(68)	(26,894)	89,549
Net sales of other investments	—	—	68,684	68,684
Net sales of investments in other ventures	—	—	1,030	1,030
Net sales of other assets	—	—	6,000	6,000
Dividends and return of capital from subsidiaries	359,891	5,406	(365,297)	—
Contributions to subsidiaries	(47,220)	(1,950)	49,170	—
Due to (from) subsidiaries	4,123	(777)	(3,346)	—
Net cash provided by (used in) investing activities	358,503	7,594	(157,009)	209,088
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(23,550)	—	—	(23,550)
Dividends paid – preference shares	(11,191)	—	—	(11,191)
RenaissanceRe common share repurchases	(314,536)	—	—	(314,536)
Net third party redeemable noncontrolling interest share transactions	—	—	(144,096)	(144,096)
Net cash used in financing activities	(349,277)	—	(144,096)	(493,373)
Effect of exchange rate changes on foreign currency cash	—	—	(2,676)	(2,676)
Net decrease in cash and cash equivalents	(5,602)	(816)	(107,157)	(113,575)
Cash and cash equivalents, beginning of period	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of period	$3,194	$3,211	$288,052	$294,457
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 16. SUBSEQUENT EVENTS
Subsequent to June 30, 2015 and through the period ended July 27, 2015, the Company repurchased 67 thousand common shares in open market transactions at an aggregate cost of $6.9 million and at an average share price of $102.70.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2015 and 2014, respectively. The following also includes a discussion of our liquidity and capital resources at June 30, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three and six months ended June 30, 2015 include the results of operations of Platinum for the period from March 2, 2015 through June 30, 2015. Refer to “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Since a substantial portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures that we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. We believe that the acquisition of Platinum will accelerate the growth of our U.S. platform by expanding our client base and enhancing our U.S. market presence in the casualty and specialty lines of business. Accordingly, in the future, these lines of business may represent a greater proportion of our premiums and claims and claim expenses, and generate a higher percentage of our returns.
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
Acquisition of Platinum
On November 23, 2014, RenaissanceRe entered into a definitive merger agreement with Platinum, and the transaction was completed on March 2, 2015. As a result of the acquisition of Platinum, each of Platinum and its operating subsidiaries became a wholly owned subsidiary of RenaissanceRe. In connection with an intercompany restructuring, effective July 1, 2015, Platinum was merged with RenaissanceRe, with RenaissanceRe continuing as the surviving company. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of of Platinum Acquisition on Liquidity and Capital Resources” and “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum.
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
Specialty Reinsurance Segment
We write specialty reinsurance for our own account and for DaVinci, covering principally certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as aviation, casualty clash, catastrophe exposed personal lines property, catastrophe exposed workers’ compensation, crop, energy, financial guaranty, financial liability, marine, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including cyber, directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. The acquisition of Platinum has accelerated our strategy with respect to specialty reinsurance and we could experience growth in lines of business such as automobile liability, accident and health and traditional workers compensation, and increase our presence within certain existing lines of business, including casualty clash, general liability, professional indemnity and other financial lines of business.
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
Risk Management
We seek to develop and effectively utilize sophisticated computer models and other analytical tools to assess and manage the risks that we underwrite and attempt to optimize our portfolio of reinsurance and insurance contracts and other financial risks. Our policies, procedures, tools and resources used to monitor and assess our operational risks company wide, as well as our global enterprise-wide risk management practices, are overseen by our Chief Risk Officer, who reports directly to our Chief Executive Officer and President.
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
Fair Value Measurements and Impairments
Fair Value
Assets measured at fair value on a recurring basis acquired in the acquisition of Platinum totaled $2.8 billion at March 2, 2015, principally including $1.8 billion of fixed maturity investments trading, $883.5 million of short term investments and $81.1 million of reinsurance deposit assets, and are subject to the same fair value measurement methodology outlined in our critical accounting estimates discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014.

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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2015 compared to the second quarter of 2014.

Three months ended June 30,	2015	2014	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$661,997	$511,540	$150,457
Net premiums written	$508,677	$346,407	$162,270
Net premiums earned	$379,828	$260,416	$119,412
Net claims and claim expenses incurred	169,344	81,388	87,956
Acquisition expenses	61,666	33,477	28,189
Operational expenses	54,673	45,841	8,832
Underwriting income	$94,145	$99,710	$(5,565)

Net investment income	$38,604	$34,541	$4,063
Net realized and unrealized (losses) gains on investments	(26,712)	27,128	(53,840)
Change in net unrealized gains on fixed maturity investments available for sale	(560)	(96)	(464)
Total investment result	$11,332	$61,573	$(50,241)

Net income	$90,996	$162,426	$(71,430)
Net income available to RenaissanceRe common shareholders	$73,233	$120,752	$(47,519)

Net income available to RenaissanceRe common shareholders per common share – diluted	$1.59	$2.95	$(1.36)
Dividends per common share	$0.30	$0.29	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	53.3%	37.8%	15.5%
Net claims and claim expense ratio – prior accident years	(8.7)%	(6.5)%	(2.2)%
Net claims and claim expense ratio – calendar year	44.6%	31.3%	13.3%
Underwriting expense ratio	30.6%	30.4%	0.2%
Combined ratio	75.2%	61.7%	13.5%

Return on average common equity - annualized	6.6%	14.2%	(7.6)%

Book value	June 30, 2015	March 31, 2015	Change
Book value per common share	$96.43	$95.21	$1.22
Accumulated dividends per common share	14.88	14.58	0.30
Book value per common share plus accumulated dividends	$111.31	$109.79	$1.52
Change in book value per common share plus change in accumulated dividends	1.6%

Balance sheet highlights	June 30, 2015	March 31, 2015	Change
Total assets	$12,053,186	$11,287,198	$765,988
Total shareholders’ equity attributable to RenaissanceRe	$4,836,944	$4,782,289	$54,655

Net income available to RenaissanceRe common shareholders was $73.2 million in the second quarter of 2015, compared to $120.8 million in the second quarter of 2014, a decrease of $47.5 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2015, we generated an annualized return on average common equity of 6.6% and our book value per common share increased from $95.21 at March 31, 2015 to $96.43 at June 30, 2015, a 1.6% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the second quarter of 2015, on a comparative basis to the second quarter of 2014, include:

•
Lower Investment Results - our total investment result was $11.3 million in the second quarter of 2015, which includes the sum of net investment income, net realized and unrealized (losses) gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to $61.6 million in the second quarter of 2014, and was primarily driven by rising interest rates across the yield curve in our portfolio of fixed maturity investments which resulted in net realized and unrealized losses, and lower returns in our portfolio of private equity investments, principally driven by weaker returns in the broader equity markets. Partially offsetting these losses was a corresponding improvement in our net realized and unrealized gains on investments-related derivatives of $26.7 million, to a gain of $19.8 million, related to the rising interest rate environment, noted above, and improved returns in our portfolio of equity investments trading; and

•
Lower Underwriting Results - underwriting income of $94.1 million and a combined ratio of 75.2% in the second quarter of 2015, compared to $99.7 million and 61.7% in the second quarter of 2014, respectively. Despite significant growth in gross premiums written in our Specialty Reinsurance and Lloyd’s segments totaling $153.2 million for the second quarter of 2015, these segments typically incur, and did incur during the second quarter of 2015, higher attritional losses and acquisition expenses than our Catastrophe Reinsurance segment. In addition, our Catastrophe Reinsurance segment incurred higher attritional losses in the second quarter of 2015, compared to the second quarter of 2014, due to some relatively large U.S. wind and hail catastrophe losses; partially offset by

•
Lower Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $12.2 million in the second quarter of 2015, compared to $36.1 million in the second quarter of 2014, principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at June 30, 2015, compared to 26.5% at June 30, 2014.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Three months ended June 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$385,366	$388,083	$(2,717)
Net premiums written	$270,490	$233,698	$36,792
Net premiums earned	$162,705	$159,152	$3,553
Net claims and claim expenses incurred	55,376	36,730	18,646
Acquisition expenses	19,314	17,806	1,508
Operational expenses	22,090	22,200	(110)
Underwriting income	$65,925	$82,416	$(16,491)

Net claims and claim expenses incurred – current accident year	$67,334	$38,473	$28,861
Net claims and claim expenses incurred – prior accident years	(11,958)	(1,743)	(10,215)
Net claims and claim expenses incurred – total	$55,376	$36,730	$18,646

Net claims and claim expense ratio – current accident year	41.4%	24.2%	17.2%
Net claims and claim expense ratio – prior accident years	(7.4)%	(1.1)%	(6.3)%
Net claims and claim expense ratio – calendar year	34.0%	23.1%	10.9%
Underwriting expense ratio	25.5%	25.1%	0.4%
Combined ratio	59.5%	48.2%	11.3%

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2015, our Catastrophe Reinsurance segment gross premiums written decreased by $2.7 million, or 0.7%, to $385.4 million, compared to $388.1 million in the second quarter of 2014. Market conditions remained challenging during the second quarter of 2015, and we continued to exercise underwriting discipline given prevailing terms and conditions, resulting in decreased gross premiums written on certain programs and transactions, offset in part by increased demand and growth in certain areas, including some new programs which provided opportunities for growth we believed to be attractive. These new programs included the FHCF risk transfer program which we are a substantial participant in, and market opportunities arising as a result of the assumption of risk by domestic Florida private insurance companies from Citizens, which in general increases the amount of ultimate private reinsurance protection purchased in connection with the underlying individual risk.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment decreased $39.5 million to $114.9 million in the second quarter of 2015, compared to $154.4 million in the second quarter of 2014, primarily reflecting a reduction in the purchase and pricing of our portfolio of retrocessional reinsurance.

Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $65.9 million in the second quarter of 2015, compared to $82.4 million in the second quarter of 2014, a decrease of $16.5 million. In the second quarter of 2015, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 34.0%, an underwriting expense ratio of 25.5% and a combined ratio of 59.5%, compared to 23.1%, 25.1% and 48.2%, respectively, in the second quarter of 2014.
The $16.5 million decrease in underwriting income in our Catastrophe Reinsurance segment in the second quarter of 2015, compared to the second quarter of 2014, was primarily driven by an $18.6 million increase in net claims and claim expenses. The $18.6 million increase in net claims and claim expenses is comprised of a $28.9 million increase in current accident year net claims and claim expenses driven by a number of wind and hail events in the U.S., including additional net claims and claim expenses related to the winter storms in the U.S. which occurred in the first quarter of 2015, partially offset by a $10.2 million increase in favorable development on prior accident year net claims and claim expenses.
We experienced $12.0 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment during the second quarter of 2015, compared to $1.7 million in the second quarter of 2014, principally driven by $10.7 million related to 2014 U.S. wind and thunderstorm events, with the remainder related to a number of other catastrophe events, each principally the result of changes in our estimated ultimate loss for each respective event.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $6.3 million and $14.9 million in the second quarter of 2015 and 2014, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 3.9% and 9.4%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $15.3 million and $26.7 million in the second quarter of 2015 and 2014, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Three months ended June 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$160,013	$51,554	$108,459
Net premiums written	$139,867	$46,254	$93,613
Net premiums earned	$155,584	$53,588	$101,996
Net claims and claim expenses incurred	86,062	20,075	65,987
Acquisition expenses	28,251	11,699	16,552
Operational expenses	18,747	10,514	8,233
Underwriting income	$22,524	$11,300	$11,224

Net claims and claim expenses incurred – current accident year	$104,315	$25,443	$78,872
Net claims and claim expenses incurred – prior accident years	(18,253)	(5,368)	(12,885)
Net claims and claim expenses incurred – total	$86,062	$20,075	$65,987

Net claims and claim expense ratio – current accident year	67.0%	47.5%	19.5%
Net claims and claim expense ratio – prior accident years	(11.7)%	(10.0)%	(1.7)%
Net claims and claim expense ratio – calendar year	55.3%	37.5%	17.8%
Underwriting expense ratio	30.2%	41.4%	(11.2)%
Combined ratio	85.5%	78.9%	6.6%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2015, our Specialty Reinsurance segment gross premiums written increased $108.5 million, or 210.4%, to $160.0 million, compared to $51.6 million in the second quarter of 2014, driven by increases across substantially all lines of business, most notably certain casualty and property other lines of business, principally driven by the gross premiums written associated with the acquisition of Platinum. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at June 30, 2015 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in many of our comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $22.5 million in the second quarter of 2015, compared to $11.3 million in the second quarter of 2014. In the second quarter of 2015, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 55.3%, an underwriting expense ratio of 30.2% and a combined ratio of 85.5%, compared to 37.5%, 41.4% and 78.9%, respectively, in the second quarter of 2014.
Impacting underwriting income in the Specialty Reinsurance segment for the second quarter of 2015, compared to the second quarter of 2014, was a $102.0 million increase in net premiums earned as a result of higher gross premiums written during the preceding twelve months and a $12.9 million increase in favorable development on prior accident years net claims and claim expenses; partially offset by a $24.8 million increase in underwriting expenses and a $78.9 million increase in current accident year net claims and claim expenses related to a higher level of attritional losses, each principally due to the increase in gross premiums written.
Our Specialty Reinsurance segment experienced $18.3 million of favorable development on prior accident years net claims and claim expenses in the second quarter of 2015, compared to $5.4 million in the second quarter of 2014, principally as a result of better than expected claims emergence, partially offset by adverse development of $2.9 million associated with actuarial assumption changes.
The underwriting expense ratio in our Specialty Reinsurance segment decreased 11.2 percentage points to 30.2% in the second quarter of 2015, compared to 41.4% in the second quarter of 2014, primarily due to the relatively greater increase in gross premiums earned, compared to a more modest increase in operational expense growth to support the Specialty Reinsurance segment, combined with a reduction in profit commissions as a result of increases in net claims and claim expenses on certain credit related lines of business.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Three months ended June 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$116,618	$71,903	$44,715
Net premiums written	$98,320	$66,452	$31,868
Net premiums earned	$61,539	$47,672	$13,867
Net claims and claim expenses incurred	27,683	25,111	2,572
Acquisition expenses	14,210	10,122	4,088
Operational expenses	13,719	13,058	661
Underwriting income (loss)	$5,927	$(619)	$6,546

Net claims and claim expenses incurred – current accident year	$30,771	$34,555	$(3,784)
Net claims and claim expenses incurred – prior accident years	(3,088)	(9,444)	6,356
Net claims and claim expenses incurred – total	$27,683	$25,111	$2,572

Net claims and claim expense ratio – current accident year	50.0%	72.5%	(22.5)%
Net claims and claim expense ratio – prior accident years	(5.0)%	(19.8)%	14.8%
Net claims and claim expense ratio – calendar year	45.0%	52.7%	(7.7)%
Underwriting expense ratio	45.4%	48.6%	(3.2)%
Combined ratio	90.4%	101.3%	(10.9)%
			1,000
Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $44.7 million, or 62.2%, to $116.6 million in the second quarter of 2015, compared to $71.9 million in the second quarter of 2014, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging market conditions.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $5.9 million and a combined ratio of 90.4% in the second quarter of 2015, compared to an underwriting loss of $0.6 million and a combined ratio of 101.3% in the second quarter of 2014. Impacting underwriting income in the Lloyd’s segment during the second quarter of 2015 was a $13.9 million increase in net premiums earned as a result of the increase in gross premiums written; offset by a $4.1 million increase in acquisition expenses and a $2.6 million increase in net claims and claim expenses. The increases in net premiums earned and acquisition expenses were primarily the result of the increase in gross premiums written noted above. Also impacting acquisition expenses was the increased proportion of quota share and delegated authority business written, which generally carry higher acquisition expenses, compared to non-proportional business.
The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $3.1 million and $9.4 million during the second quarter of 2015 and 2014, respectively, is principally due to reported claims activity coming in lower than expected on prior accident years events, and in the second quarter of 2015, includes $1.5 million of favorable development associated with actuarial assumption changes.
Net Investment Income

Three months ended June 30,	2015	2014	Change
(in thousands)
Fixed maturity investments	$33,791	$26,372	$7,419
Short term investments	297	286	11
Equity investments trading	1,913	779	1,134
Other investments
Hedge funds and private equity investments	5,425	8,340	(2,915)
Other	674	1,483	(809)
Cash and cash equivalents	127	93	34
	42,227	37,353	4,874
Investment expenses	(3,623)	(2,812)	(811)
Net investment income	$38,604	$34,541	$4,063

Net investment income was $38.6 million in the second quarter of 2015, compared to $34.5 million in the second quarter of 2014. Impacting our net investment income in the second quarter of 2015 was higher net investment income in our portfolio of fixed maturity investments and our portfolio of equity investments trading, each driven primarily by higher average invested assets, in part due to the acquisition of Platinum on March 2, 2015, partially offset by lower returns in our portfolio of private equity investments as a result of the weaker returns in the broader equity markets.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. The hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $1.6 million in the second quarter of 2015, compared to unrealized gains of $3.9 million in the second quarter of 2014.
Net Realized and Unrealized (Losses) Gains on Investments

Three months ended June 30,	2015	2014	Change
(in thousands)
Gross realized gains	$8,672	$12,166	$(3,494)
Gross realized losses	(21,552)	(2,587)	(18,965)
Net realized (losses) gains on fixed maturity investments	(12,880)	9,579	(22,459)
Net unrealized (losses) gains on fixed maturity investments trading	(48,104)	29,918	(78,022)
Net realized and unrealized gains (losses) on investments-related derivatives	19,816	(6,884)	26,700
Net realized gains on equity investments trading	8,832	5,134	3,698
Net unrealized gains (losses) on equity investments trading	5,624	(10,619)	16,243
Net realized and unrealized (losses) gains on investments	$(26,712)	$27,128	$(53,840)

Our investment portfolio strategy seeks to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio.
Net realized and unrealized losses on investments were $26.7 million in the second quarter of 2015, compared to net realized and unrealized gains of $27.1 million in the second quarter of 2014, a reduction of $53.8 million. Included in net realized and unrealized losses on investments are the following components:

•
net unrealized losses on our fixed maturity investments trading were $48.1 million during the second quarter of 2015, primarily driven by rising interest rates across the yield curve during the second quarter of 2015, compared to net unrealized gains of $29.9 million in the second quarter of 2014, principally the result of tightening credit spreads and a slight decrease in interest rates that occurred in the second quarter of 2014; and partially offset by

•
a corresponding improvement in our net realized and unrealized gains on investments-related derivatives of $26.7 million, to a gain of $19.8 million, related to the rising interest rate environment, noted above; and

•
net realized and unrealized gains on equity investments trading of $14.5 million in the second quarter of 2015, compared to net realized and unrealized losses of $5.5 million in the second quarter of 2014, which gains were driven by an increase in the average invested assets of that portfolio.

Equity in Earnings of Other Ventures

Three months ended June 30,	2015	2014	Change
(in thousands)
Tower Hill Companies	$4,294	$5,202	$(908)
Top Layer Re	2,174	2,494	(320)
Other	(308)	(464)	156
Total equity in earnings of other ventures	$6,160	$7,232	$(1,072)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $6.2 million in the second quarter of 2015, compared to $7.2 million in the second quarter of 2014, with the decrease driven by lower profitability in the Tower Hill Companies and Top Layer Re.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income (Loss)

Three months ended June 30,	2015	2014	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$1,162	$17	$1,145
Other items	265	(552)	817
Total other income (loss)	$1,427	$(535)	$1,962

In the second quarter of 2015, we generated other income of $1.4 million, compared to an other loss of $0.5 million in the second quarter of 2014.

Corporate Expenses

Three months ended June 30,	2015	2014	Change
(in thousands)
Total corporate expenses	$13,032	$3,954	$9,078

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $13.0 million in the second quarter of 2015, compared to $4.0 million in the second quarter of 2014. The $9.1 million increase in corporate expenses was primarily due to $7.8 million of expenses associated with the acquisition of Platinum.
Net Income Attributable to Noncontrolling Interests

Three months ended June 30,	2015	2014	Change
(in thousands)
Net income attributable to noncontrolling interests	$(12,167)	$(36,078)	$23,911

Our net income attributable to the noncontrolling interests was $12.2 million in the second quarter of 2015, compared to $36.1 million in the second quarter of 2014. The $23.9 million change is principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at June 30, 2015, compared to 26.5% at June 30, 2014. We expect our ownership in DaVinciRe to fluctuate over time.
Income Tax Benefit

Three months ended June 30,	2015	2014	Change
(in thousands)
Income tax benefit	$1,842	$204	$1,638

We recognized an income tax benefit of $1.8 million in the second quarter of 2015, compared to an income tax benefit of $0.2 million in the second quarter of 2014.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Six months ended June 30,	2015	2014	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,305,575	$1,216,800	$88,775
Net premiums written	$912,712	$796,754	$115,958
Net premiums earned	$676,588	$546,950	$129,638
Net claims and claim expenses incurred	246,197	140,303	105,894
Acquisition expenses	105,067	67,177	37,890
Operational expenses	100,294	88,465	11,829
Underwriting income	$225,030	$251,005	$(25,975)

Net investment income	$78,311	$73,489	$4,822
Net realized and unrealized gains on investments	15,037	42,055	(27,018)
Change in net unrealized gains on fixed maturity investments available for sale	(743)	(261)	(482)
Total investment result	$92,605	$115,283	$(22,678)

Net income	$304,096	$361,792	$(57,696)
Net income available to RenaissanceRe common shareholders	$241,076	$271,755	$(30,679)

Net income available to RenaissanceRe common shareholders per common share – diluted	$5.56	$6.52	$(0.96)
Dividends per common share	$0.60	$0.58	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	44.5%	31.8%	12.7%
Net claims and claim expense ratio – prior accident years	(8.1)%	(6.1)%	(2.0)%
Net claims and claim expense ratio – calendar year	36.4%	25.7%	10.7%
Underwriting expense ratio	30.3%	28.4%	1.9%
Combined ratio	66.7%	54.1%	12.6%

Return on average common equity - annualized	11.8%	15.8%	(4.0)%

Book value	June 30, 2015	December 31, 2014	Change
Book value per common share	$96.43	$90.15	$6.28
Accumulated dividends per common share	14.88	14.28	0.60
Book value per common share plus accumulated dividends	$111.31	$104.43	$6.88
Change in book value per common share plus change in accumulated dividends	7.6%

Balance sheet highlights	June 30, 2015	December 31, 2014	Change
Total assets	$12,053,186	$8,203,550	$3,849,636
Total shareholders’ equity attributable to RenaissanceRe	$4,836,944	$3,865,715	$971,229

Net income available to RenaissanceRe common shareholders was $241.1 million in the first six months of 2015, compared to $271.8 million in the first six months of 2014, a decrease of $30.7 million. As a result of our net income available to RenaissanceRe common shareholders in the first six months of 2015, we generated an annualized return on average common equity of 11.8% and our book value per common share increased from $90.15 at December 31, 2014 to $96.43 at June 30, 2015, a 7.6% increase, after considering the change in accumulated dividends paid to our common shareholders and the impact of the issuance of 7.4 million our common shares in connection with the acquisition of Platinum, as discussed below and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Impact of Platinum Acquisition on Liquidity and Capital Resources.”
The most significant events affecting our financial performance during the first six months of 2015, on a comparative basis to the first six months of 2014, include:

•
Lower Underwriting Income - our underwriting income of $225.0 million in the first six months of 2015 decreased $26.0 million from $251.0 million in the first six months of 2014. The decrease in underwriting income was primarily driven by a $105.9 million increase in net claims and claim expenses and a $37.9 million increase in acquisition expenses principally within our Specialty Reinsurance segment, partially offset by a $129.6 million increase in net premiums earned;

•
Lower Investment Results - our total investment result of $92.6 million in the first six months of 2015, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, decreased $22.7 million from $115.3 million in the first six months of 2014. The decrease in the total investment result was primarily driven by rising interest rates across the yield curve in our portfolio of fixed maturity investments which resulted in net realized and unrealized losses and lower returns in our portfolio of private equity investments principally driven by weaker returns in the broader equity markets during the first six months of 2015 compared to the first six months of 2014, partially offset by higher returns in our portfolio of equity investments trading driven by higher average invested assets during the first six months of 2015, compared to the first six months of 2014; and

•
Higher Corporate Expenses - our corporate expenses increased $50.1 million to $58.6 million in the first six months of 2015, compared to $8.5 million in the first six months of 2014, primarily due to $48.2 million of corporate expenses associated with the acquisition of Platinum; partially offset by

•
Income Tax Benefit - we recognized an income tax benefit of $49.7 million in the first six months of 2015, compared to $38 thousand in the first six months of 2014, primarily as a result of a reduction in our U.S.-based deferred tax asset valuation allowance from $47.4 million to $Nil in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum on March 2, 2015; and

•
Lower Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $51.8 million in the first six months of 2015, compared to $78.8 million in the first six months of 2014, principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at June 30, 2015, compared to 26.5% at June 30, 2014.

Acquisition of Platinum
RenaissanceRe completed its acquisition of Platinum on March 2, 2015. As a result of the acquisition, Platinum and its subsidiaries became wholly owned subsidiaries of RenaissanceRe, including Platinum Bermuda and Renaissance Reinsurance U.S. We accounted for the acquisition of Platinum under the acquisition method of accounting in accordance with FASB Accounting Standards Codification Topic Business Combinations and our consolidated results of operations include those of Platinum from March 2, 2015. In connection with an intercompany restructuring, effective July 1, 2015, Platinum was merged with RenaissanceRe, with RenaissanceRe continuing as the surviving company. During the first six months of 2015, we recorded $48.2 million of corporate expenses associated with the acquisition of Platinum, comprised of $12.5 million of transaction-related expenses, $3.7 million of integration-related expenses and $32.0 million of compensation-related expenses. In addition, we recognized $83.6 million of identifiable intangible assets and $191.7 million of goodwill in connection with the acquisition of Platinum. Also during the first six months of 2015, we recognized an income tax benefit of $47.4 million related to a reduction in our U.S. deferred tax asset valuation allowance as a result of expected profits in our U.S.-based operations.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Catastrophe Reinsurance Segment Overview
Six months ended June 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$774,613	$855,794	$(81,181)
Net premiums written	$493,130	$493,187	$(57)
Net premiums earned	$306,472	$323,736	$(17,264)
Net claims and claim expenses incurred	62,970	43,185	19,785
Acquisition expenses	26,968	24,932	2,036
Operational expenses	42,453	42,619	(166)
Underwriting income	$174,081	$213,000	$(38,919)

Net claims and claim expenses incurred – current accident year	$91,458	$51,002	$40,456
Net claims and claim expenses incurred – prior accident years	(28,488)	(7,817)	(20,671)
Net claims and claim expenses incurred – total	$62,970	$43,185	$19,785

Net claims and claim expense ratio – current accident year	29.8%	15.8%	14.0%
Net claims and claim expense ratio – prior accident years	(9.3)%	(2.5)%	(6.8)%
Net claims and claim expense ratio – calendar year	20.5%	13.3%	7.2%
Underwriting expense ratio	22.7%	20.9%	1.8%
Combined ratio	43.2%	34.2%	9.0%

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2015, our Catastrophe Reinsurance segment gross premiums written decreased by $81.2 million, or 9.5%, to $774.6 million, compared to $855.8 million in the first six months of 2014, primarily driven by the continued softening of market conditions, including reduced risk-adjusted pricing for the January, April and June renewals and our underwriting discipline given prevailing terms and conditions.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment decreased $81.1 million to $281.5 million in the first six months of 2015, compared to $362.6 million in the first six months of 2014, primarily reflecting a reduction in purchases of retrocessional reinsurance driven by reduced gross premiums written, as noted above, $32.4 million of premiums ceded to company-sponsored third party capital vehicles in the first six months of 2015, compared to $65.3 million the first six months of 2014, and a reduction in pricing on our portfolio of retrocessional reinsurance.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $174.1 million in the first six months of 2015, compared to $213.0 million in the first six months of 2014, a decrease of $38.9 million. In the first six months of 2015, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 20.5%, an underwriting expense ratio of 22.7% and a combined ratio of 43.2%, compared to 13.3%, 20.9% and 34.2%, respectively, in the first six months of 2014.
The $38.9 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first six months of 2015, compared to the first six months of 2014, was driven by a $19.8 million increase in net claims and claim expenses and a $17.3 million decrease in net premiums earned, primarily the result of lower gross premiums written during the preceding twelve months as a result of the continued softening of market conditions and our underwriting discipline given prevailing terms and conditions. The $19.8 million increase in net claims and claim expenses is comprised of a $40.5 million increase in current accident year net claims and claim expenses primarily driven by a number of U.S. winter storms and wind and thunderstorms, partially offset by a $20.7 million increase in favorable development on prior accident year net claims and claim expenses.
During the first six months of 2015, we experienced $28.5 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $7.8 million in the first six months of 2014. The favorable development on prior accident years net claims and claim expenses in the first six months of 2015 was principally driven by $16.8 million related to 2014 U.S. winter storms and wind and thunderstorm events, $5.3 million related to the April and May 2011 U.S. Tornadoes, $2.9 million related to the 2008 Hurricanes (Gustav and Ike) and $7.9 million related to a number of other catastrophe events, each principally the result of changes in our estimated ultimate loss for each respective event. Net favorable development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquakes, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $3.9 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquakes, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $33.6 million and $45.2 million in the first six months of 2015 and 2014, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 11.0% and 14.0%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $53.9 million and $71.3 million in the first six months of 2015 and 2014, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Specialty Reinsurance Segment Overview
Six months ended June 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$284,304	$205,844	$78,460
Net premiums written	$243,782	$171,743	$72,039
Net premiums earned	$250,460	$123,218	$127,242
Net claims and claim expenses incurred	125,650	46,156	79,494
Acquisition expenses	48,940	28,246	20,694
Operational expenses	32,037	20,620	11,417
Underwriting income	$43,833	$28,196	$15,637

Net claims and claim expenses incurred – current accident year	$153,579	$67,365	$86,214
Net claims and claim expenses incurred – prior accident years	(27,929)	(21,209)	(6,720)
Net claims and claim expenses incurred – total	$125,650	$46,156	$79,494

Net claims and claim expense ratio – current accident year	61.3%	54.7%	6.6%
Net claims and claim expense ratio – prior accident years	(11.1)%	(17.2)%	6.1%
Net claims and claim expense ratio – calendar year	50.2%	37.5%	12.7%
Underwriting expense ratio	32.3%	39.6%	(7.3)%
Combined ratio	82.5%	77.1%	5.4%

Specialty Reinsurance Gross Premiums Written – In the first six months of 2015, our Specialty Reinsurance segment gross premiums written increased $78.5 million, or 38.1%, to $284.3 million, compared to $205.8 million in the first six months of 2014, driven primarily by increases in certain casualty, credit and property related lines of business and incremental business written as a result of the acquisition of Platinum while we continued to exercise underwriting discipline given prevailing terms and conditions, partially offset by decreases in certain credit related lines of business as a result of the non-renewal of a number of contracts during the first six months of 2015. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at June 30, 2015 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in many of our comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment increased $6.4 million to $40.5 million in the first six months of 2015, compared to $34.1 million in the first six months of 2014, primarily reflecting an increase in the purchase of retrocessional reinsurance driven by the increased gross premiums written, as noted above.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $43.8 million in the first six months of 2015, compared to $28.2 million in the first six months of 2014. In the first six months of 2015, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 50.2%, an underwriting expense ratio of 32.3% and a combined ratio of 82.5%, compared to 37.5%, 39.6% and 77.1%, respectively, in the first six months of 2014.
Impacting underwriting income in our Specialty Reinsurance segment for the first six months of 2015, compared to the first six months of 2014, was a $127.2 million increase in net premiums earned as a result of higher gross premiums written during the preceding twelve months, partially offset by an $86.2 million increase in current accident year net claims and claim expenses and a $32.1 million increase in underwriting expenses. The increase in current accident year net claims and claim expenses was principally due to a higher level of attritional losses primarily as a result of the increase in net premiums earned.
The underwriting expense ratio in our Specialty Reinsurance segment decreased 7.3 percentage points to 32.3% in the first six months of 2015, compared to 39.6% in the first six months of 2014, primarily due to the relatively greater increase in net premiums earned, compared to a more modest increase in operational expense growth to support the Specialty Reinsurance segment, combined with a reduction in profit commissions as a result of increases in net claims and claim expenses on certain credit related lines of business.
The Specialty Reinsurance segment experienced $27.9 million of favorable development on prior accident years net claims and claim expenses in the first six months of 2015, compared to $21.2 million in the first six months of 2014, principally the result of lower than expected claims emergence, partially offset by adverse development of $2.9 million associated with actuarial assumption changes.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Six months ended June 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$246,748	$155,162	$91,586
Net premiums written	$175,889	$131,821	$44,068
Net premiums earned	$119,745	$99,969	$19,776
Net claims and claim expenses incurred	57,526	51,392	6,134
Acquisition expenses	28,903	20,689	8,214
Operational expenses	25,659	25,091	568
Underwriting income	$7,657	$2,797	$4,860

Net claims and claim expenses incurred – current accident year	$56,381	$55,712	$669
Net claims and claim expenses incurred – prior accident years	1,145	(4,320)	5,465
Net claims and claim expenses incurred – total	$57,526	$51,392	$6,134

Net claims and claim expense ratio – current accident year	47.1%	55.7%	(8.6)%
Net claims and claim expense ratio – prior accident years	0.9%	(4.3)%	5.2%
Net claims and claim expense ratio – calendar year	48.0%	51.4%	(3.4)%
Underwriting expense ratio	45.6%	45.8%	(0.2)%
Combined ratio	93.6%	97.2%	(3.6)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $91.6 million, or 59.0%, to $246.7 million in the first six months of 2015, compared to $155.2 million in the first six months of 2014, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging market conditions.
Lloyd’s Ceded Premiums Written – Ceded premiums written in our Lloyd’s segment increased $47.5 million to $70.9 million in the first six months of 2015, compared to $23.3 million in the first six months of 2014, primarily reflecting the inception of a ceded casualty quota share contract and certain purchases of retrocessional reinsurance for the property other lines of business.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $7.7 million and a combined ratio of 93.6% in the first six months of 2015, compared to $2.8 million and 97.2%, respectively, in the first six months of 2014. Impacting underwriting income in our Lloyd’s segment was a $19.8 million increase in net premiums earned; partially offset by an $8.8 million increase in underwriting expenses and a $5.5 million decrease in favorable development on prior accident years net claims and claim expenses, each as discussed below. The increase in net premiums earned was primarily the result of the increase in gross premiums written noted above.
The $8.8 million increase in underwriting expenses in our Lloyd’s segment in the first six months of 2015, compared to the first six months of 2014, was primarily driven by increased acquisition expenses as a result of the higher level of net premiums earned, as well as the increased proportion of quota share and delegated authority business written, which generally carry higher acquisition expenses, compared to non-proportional business.
The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $1.1 million during the first six months of 2015, compared to $4.3 million of favorable development of prior accident years net claims and claim expenses during the first six months of 2014, was principally driven by an increase in net claims and claim expenses related to small catastrophe events of $3.4 million, partially offset by $1.5 million of favorable development associated with actuarial assumption changes.
Net Investment Income

Six months ended June 30,	2015	2014	Change
(in thousands)
Fixed maturity investments	$59,730	$50,232	$9,498
Short term investments	494	476	18
Equity investments trading	4,517	1,575	2,942
Other investments
Hedge funds and private equity investments	15,838	20,657	(4,819)
Other	4,182	6,011	(1,829)
Cash and cash equivalents	275	184	91
	85,036	79,135	5,901
Investment expenses	(6,725)	(5,646)	(1,079)
Net investment income	$78,311	$73,489	$4,822

Net investment income was $78.3 million in the first six months of 2015, compared to $73.5 million in the first six months of 2014, an increase of $4.8 million. Impacting our net investment income for the first six months of 2015 was higher net investment income in our portfolio of fixed maturity investments and our portfolio of equity investments trading, each driven primarily by higher average invested assets, in part due to the acquisition of Platinum on March 2, 2015, partially offset by lower returns in our portfolio of private equity investments as a result of the weaker returns in the broader equity markets.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $3.2 million in the first six months of 2015, compared to net unrealized gains of $8.9 million in the first six months of 2014.
Net Realized and Unrealized Gains on Investments

Six months ended June 30,	2015	2014	Change
(in thousands)
Gross realized gains	$30,204	$25,633	$4,571
Gross realized losses	(26,423)	(8,151)	(18,272)
Net realized gains on fixed maturity investments	3,781	17,482	(13,701)
Net unrealized (losses) gains on fixed maturity investments trading	(22,132)	57,800	(79,932)
Net realized and unrealized gains (losses) on investments-related derivatives	15,608	(17,783)	33,391
Net realized gains on equity investments trading	16,313	5,055	11,258
Net unrealized gains (losses) on equity investments trading	1,467	(20,499)	21,966
Net realized and unrealized gains on investments	$15,037	$42,055	$(27,018)

Our investment portfolio strategy seeks to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio.
Net realized and unrealized gains on investments were $15.0 million in the first six months of 2015, compared to $42.1 million in the first six months of 2014, a decrease of $27.0 million. Impacting our net realized and unrealized gains on investments was:

•
net unrealized losses on our fixed maturity investments trading of $22.1 million in the first six months of 2015, compared to gains of $57.8 million in the first six months of 2014, which was negatively impacted by moderately increasing interest rates across the yield curve during the first six months of 2015, partially offset by a corresponding improvement of $33.4 million in net realized and unrealized losses on investments-related derivatives; and

•
an increase in net unrealized gains on equity investments trading of $22.0 million and in net realized gains on equity investments trading of $11.3 million in the first six months of 2015, compared to the first six months of 2014, was principally driven by an increase in the average invested assets of that portfolio.

Equity in Earnings of Other Ventures

Six months ended June 30,	2015	2014	Change
(in thousands)
Tower Hill Companies	$7,305	$7,188	$117
Top Layer Re	4,790	4,939	(149)
Other	(640)	(696)	56
Total equity in earnings of other ventures	$11,455	$11,431	$24

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $11.5 million in the first six months of 2015, compared to $11.4 million in the first six months of 2014.

The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income (Loss)

Six months ended June 30,	2015	2014	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$2,479	$38	$2,441
Other items	487	(511)	998
Total other income (loss)	$2,966	$(473)	$3,439

In the first six months of 2015, we generated other income of $3.0 million, compared to an other loss of $0.5 million in the first six months of 2014, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Six months ended June 30,	2015	2014	Change
(in thousands)
Total corporate expenses	$58,630	$8,499	$50,131

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $50.1 million to $58.6 million in the first six months of 2015, compared to $8.5 million in the first six months of 2014, primarily due to $48.2 million of expenses associated with the acquisition of Platinum, comprised of $12.5 million of transaction-related expenses, $3.7 million of integration-related expenses and $32.0 million of compensation-related expenses.
Net Income Attributable to Noncontrolling Interests

Six months ended June 30,	2015	2014	Change
(in thousands)
Net income attributable to noncontrolling interests	$(51,829)	$(78,846)	$27,017

Our net income attributable to noncontrolling interests was $51.8 million in the first six months of 2015, compared to $78.8 million in the first six months of 2014. The $27.0 million decrease in net income attributable to noncontrolling interests was principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at June 30, 2015, compared to 26.5% at June 30, 2014. We expect our ownership in DaVinciRe to fluctuate over time.
Income Tax Benefit

Six months ended June 30,	2015	2014	Change
(in thousands)
Income tax benefit	$49,746	$38	$49,708

We recognized an income tax benefit of $49.7 million in the first six months of 2015, compared to $38 thousand in the first six months of 2014, primarily the result of a reduction in our U.S.-based deferred tax asset valuation allowance from $47.4 million to $Nil in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum, which closed on March 2, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. During the six months ended June 30, 2015, RenaissanceRe’s principal operating subsidiaries returned capital, which included dividends declared and return of capital, net of capital contributions received, of $699.0 million (2014 - $297.0 million).
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
Bermuda Regulation
Bermuda regulations require approval from the Bermuda Monetary Authority (the “BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act 1978 and related regulations (collectively, the “Insurance Act”). The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At June 30, 2015, the statutory capital and surplus of our Bermuda insurance subsidiaries was $4.6 billion (December 31, 2014 - $3.4 billion) and exceeded the minimum amount required to be maintained under Bermuda law.
As a result of the acquisition of Platinum and the potential for organizational and capital changes, Renaissance Reinsurance and RenaissanceRe Specialty Risks and its subsidiaries have each received a request from the BMA to obtain written approval prior to paying dividends or returning capital to RenaissanceRe during 2015.
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance, DaVinci and Platinum Bermuda are classified as Class 4 insurers, and therefore must maintain capital at a level equal to an enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a risk-based capital model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin (“MSM”) otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s MSM and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2014 BSCR for Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S. and Platinum Bermuda were filed with the BMA before April 30, 2015, and each company exceeded its respective target level of required capital.

U.K. Regulation
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority, under the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At June 30, 2015, the FAL requirement set by Lloyd’s for Syndicate 1458 is £239.8 million based on its business plan, approved in November 2014 (December 31, 2014 - £239.8 million based on its business plan, approved in November 2014). Actual FAL posted for Syndicate 1458 at June 30, 2015 by RenaissanceRe CCL is $300.0 million and £70.0 million supported 100% by letters of credit (December 31, 2014 - $300.0 million and £70.0 million).
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
Laws and regulations in the U.S. establish minimum capital adequacy levels and grant regulators the authority to take specific actions based on the level of impairment. For Renaissance Reinsurance U.S. this amount is the Company Action Level (“CAL”) based on the RBC model of the NAIC and represents the first level at which regulatory action is triggered. At June 30, 2015, the statutory capital and surplus of Renaissance Reinsurance U.S. was estimated to be $549.2 million (December 31, 2014 - $531.4 million) and exceeded the CAL required to be maintained under U.S. law.
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
Top Layer Re
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
As a result of the combination of current market conditions, lower investment yields, and the nature of our business where a large portion of the coverages we provide can produce losses of high severity and low frequency, it is not possible to accurately predict our future cash flows from operating activities. As a consequence, cash flows from operating activities may fluctuate, perhaps significantly, between individual quarters and years. Due to the magnitude and complexity of certain large loss events, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary from preliminary estimates, perhaps materially. As a result, our cash flows from operations would be impacted accordingly.
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
Cash Flows

Six months ended June 30,	2015	2014
(in thousands)
Net cash (used in) provided by operating activities	$(29,370)	$173,386
Net cash (used in) provided by investing activities	(310,413)	209,088
Net cash provided by (used in) financing activities	219,119	(493,373)
Effect of exchange rate changes on foreign currency cash	(6,830)	(2,676)
Net decrease in cash and cash equivalents	(127,494)	(113,575)
Cash and cash equivalents, beginning of period	525,584	408,032
Cash and cash equivalents, end of period	$398,090	$294,457

During the six months ended June 30, 2015, our cash and cash equivalents decreased $127.5 million, to $398.1 million at June 30, 2015, compared to $525.6 million at December 31, 2014.
Cash flows used in operating activities. Cash flows used in operating activities during the six months ended June 30, 2015 were $29.4 million, compared to cash flows provided by operating activities of $173.4 million during the six months ended June 30, 2014. Cash flows used in operating activities during the six months ended June 30, 2015 were primarily the result of certain adjustments to reconcile our net income of $304.1 million to net cash used in operating activities, including: an increase in premiums receivable and deferred acquisition costs of $396.1 million and $63.3 million, respectively, due to the increase in our gross premiums written, an increase of $174.0 million in our prepaid reinsurance premiums due to the timing of our gross premiums ceded and a $66.0 million increase in reinsurance recoverable driven by corresponding increases in our reserve for claims and claim expenses. Partially offsetting these outflows was an increase in unearned premiums of $410.5 million due to an increase in our gross premiums written, an increase in our reserve for claims and claim expenses of $37.3 million as a result of claims and claims expenses incurred of $311.8 million, partially offset by claims payments of $274.5 million, and a $53.0 million increase in reinsurance balances payable due to the timing of payments of our gross premiums ceded. In addition, the other category of our consolidated statements of cash flows of $122.5 million includes the change in our other liabilities, which, at December 31, 2014 included $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepted during the first quarter of 2015, and subsequently deployed in Upsilon RFO during the first quarter of 2015.
Cash flows used in investing activities. During the six months ended June 30, 2015, our cash flows used in investing activities were $310.4 million, principally reflecting the net purchase of Platinum of $678.2 million, which is comprised of gross cash outflows of $904.4 million, net of cash acquired of $226.3 million and our net purchases of equity investments trading of $166.5 million. Partially offsetting these outflows was our net sales and maturities of fixed maturity investments and net sales of short term investments of $170.9 million and $360.2 million, respectively. Refer to “Part I, Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” and “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the six months ended June 30, 2015 were $219.1 million, and were principally the result of the issuance of $300.0 million of our 3.700% Senior Notes due 2025, net of expenses, of $297.8 million, and the issuance of $150.0 million of DaVinciRe’s 4.750% Senior Notes due 2025, net of expenses, of $147.8 million; partially offset by net outflows of $187.1 million principally related to a return of capital to third party shareholders in DaVinciRe; and $27.5 million and $11.2 million of dividends paid on our common and preferred shares, respectively.
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

We incurred $48.2 million of corporate expenses associated with the acquisition of Platinum in the six months ended June 30, 2015. We expect to incur additional costs and expenses associated with the acquisition of Platinum in 2015. These additional costs may be significant.
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
Ratings
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We continue to receive high claims-paying and financial strength ratings from A.M. Best Company, Inc. (“A.M. Best”), Standard and Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”). These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities.
On July 13, 2015, S&P raised its counterparty credit and financial strength ratings on Renaissance Reinsurance U.S. to ‘A+’ from ‘A-‘ and removed the ratings from credit watch, where S&P had placed them with positive implications on Nov. 24, 2014. S&P also affirmed its ‘A-‘ counterparty credit and financial strength ratings on Platinum Bermuda and removed the ratings from credit watch with positive implications, and affirmed its ‘A+’ counterparty credit and financial strength ratings on RenaissanceRe Specialty Risks. At the same time, S&P assigned ‘A+’ counterparty credit and financial strength ratings to RenaissanceRe Specialty U.S. The outlook on all these entities is stable.
Presented below are the ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of July 27, 2015.

	A.M. Best (4)	S&P	Moody’s (5)	Fitch

Renaissance Reinsurance (1)	A+	AA-	A1	A+
DaVinci (1)	A	AA-	A3	—
Platinum Bermuda (1)	A	A-	—	—
Renaissance Reinsurance U.S. (1)	A	A+	—	—
RenaissanceRe Specialty Risks (1)	A	A+	—	—
RenaissanceRe Specialty U.S. (1)	A	A+	—	—
ROE (1)	A+	AA-	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	—	Very Strong	—	—

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
(4) On November 25, 2014, following the announcement that RenaissanceRe would acquire Platinum, A.M. Best affirmed its respective ratings of RenaissanceRe and RenaissanceRe’s existing operating subsidiaries and placed the ratings under review with negative implications. On April 16, 2015, A.M. Best removed from under review with negative implications, and affirmed its respective ratings of, RenaissanceRe and RenaissanceRe’s existing operating subsidiaries. The outlook for Renaissance Reinsurance's and Renaissance Reinsurance of Europe's issuer financial strength ratings is negative, while the outlook for RenaissanceRe's other existing operating subsidiaries is stable. In addition, A.M. Best removed from under review with developing implications, affirmed its respective ratings of, and assigned an outlook of positive to, the issuer financial strength ratings of Platinum Bermuda and Renaissance Reinsurance U.S.
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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At June 30, 2015	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$298,100	$160,903	$184,729	$643,732
Specialty Reinsurance	537,224	104,897	1,202,717	1,844,838
Lloyd’s	68,525	20,867	231,272	320,664
Other	3,697	2,139	32,578	38,414
Total	$907,546	$288,806	$1,651,296	$2,847,648

December 31, 2014
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserve for claims and claim expenses for the periods indicated:

Six months ended June 30,	2015	2014
(in thousands)
Net reserves, beginning of period	$1,345,816	$1,462,705
Net incurred related to:
Current year	301,418	174,079
Prior years	(55,221)	(33,776)
Total net incurred	246,197	140,303
Net paid related to:
Current year	82,042	1,765
Prior years	192,904	133,740
Total net paid	274,946	135,505
Amounts acquired (1)	1,394,117	—
Net reserves, end of period	2,711,184	1,467,503
Reinsurance recoverable, end of period	136,464	85,115
Gross reserves, end of period	$2,847,648	$1,552,618

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
Our estimates of losses from large events are based on factors including currently available information derived from our claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with Storm Sandy and the New Zealand and Tohoku Earthquakes are concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. There is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts, due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, especially in respect of our current reserves with regard to Storm Sandy, the Tohoku Earthquake and the Thailand Floods, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude and complexity of these large events, meaningful uncertainty remains regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior years estimated claims reserves increased our net income by $55.2 million during the six months ended June 30, 2015 (2014 - $33.8 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
The following table details our prior years development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2015	2014
(in thousands)	(Favorable) adverse development
Catastrophe Reinsurance	$(28,488)	$(7,817)
Specialty Reinsurance	(27,929)	(21,209)
Lloyd’s	1,145	(4,320)
Other	51	(430)
Total	$(55,221)	$(33,776)

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

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the six months ended June 30, 2015:

Six months ended June 30, 2015	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(13,299)
Tohoku Earthquake and Tsunami (2011)	(5,337)
New Zealand Earthquakes (2011)	22,523
Total 2011 International Events	3,887
April and May U.S. Tornadoes (2011)	(5,305)
Hurricanes Gustav and Ike (2008)	(2,887)
Storm Sandy (2012)	(1,547)
New Zealand Earthquake (2010)	876
Other	(3,330)
Total large catastrophe events	(8,306)
Small catastrophe events
U.S. Winter Storms and Wind and Thunderstorm Events (2014)	(16,285)
Other	(3,897)
Total small catastrophe events	(20,182)
Total catastrophe net claims and claim expenses	(28,488)
Total favorable development of prior accident years net claims and claim expenses	$(28,488)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the six months ended June 30, 2015 of $28.5 million was principally driven by $16.3 million related to 2014 U.S. winter storms and wind and thunderstorm events, $5.3 million related to the April and May 2011 U.S. Tornadoes, $2.9 million related to the 2008 Hurricanes (Gustav and Ike) and $7.9 million related to a number of other catastrophe events, each principally the result of changes in our estimated ultimate loss for each respective event. Net adverse development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquakes, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $3.9 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquakes, with each respective movement in the 2011 International Events, principally driven by the same counterparties re-allocating losses between these events.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the six months ended June 30, 2014:

Six months ended June 30, 2014	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
April and May U.S. Tornadoes (2011)	$(14,697)
Hurricanes Gustav and Ike (2008)	(4,349)
New Zealand Earthquake (2011)	(356)
New Zealand Earthquake (2010)	7,711
Other	(3,271)
Total large catastrophe events	(14,962)
Small catastrophe events
European Floods (2013)	(3,020)
U.S. PCS 70 Wind and Thunderstorm (2012)	9,625
Other	540
Total small catastrophe events	7,145
Total favorable development of prior accident years net claims and claim expenses	$(7,817)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the six months ended June 30, 2014 of $7.8 million was principally comprised of favorable development of $14.7 million, $4.3 million and $3.0 million related to the 2011 April and May U.S. Tornadoes, the 2008 Hurricanes (Gustav and Ike), and the 2013 European Floods, respectively, offset in part by adverse development of $9.6 million and $7.7 million related to a 2012 U.S. wind and thunderstorm event and the 2010 New Zealand Earthquake, respectively, each principally the result of changes in our estimated ultimate loss for each respective event, with the remainder due to net favorable development on a number of other events.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the six months ended June 30, 2015:

Six months ended June 30, 2015	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
New Zealand Earthquake (2010)	$326
Subprime (2007)	8,407
Other	(453)
Total large catastrophe events	8,280
Total catastrophe net claims and claim expenses	8,280
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(39,131)
Actuarial assumption changes	2,922
Total attritional net claims and claim expenses	(36,209)
Total favorable development of prior accident years net claims and claim expenses	$(27,929)

The net favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the six months ended June 30, 2015 of $27.9 million was primarily driven by net reported claims coming in lower than expected on prior accident years events, partially offset by adverse development of $2.9 million associated with actuarial assumption changes and $8.4 million associated with sub-prime related casualty losses from 2007 as a result of an increase in reported losses from a specific cedant.

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the six months ended June 30, 2014:

Six months ended June 30, 2014	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$2,516
Total large catastrophe events	2,516
Total catastrophe net claims and claim expenses	$2,516
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$(23,725)
Total attritional net claims and claim expenses	(23,725)
Total favorable development of prior accident years net claims and claim expenses	$(21,209)

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

Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the six months ended June 30, 2015:

Six months ended June 30, 2015	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$3,410
Total small catastrophe events	3,410
Total catastrophe net claims and claim expenses	3,410
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	(730)
Actuarial assumption changes	(1,535)
Total attritional net claims and claim expenses	(2,265)
Total adverse development of prior accident years net claims and claim expenses	$1,145

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $1.1 million during the six months ended June 30, 2015 was principally driven by an increase in net claims and claim expenses related to small catastrophe events of $3.4 million, partially offset by $1.5 million of favorable development associated with actuarial assumption changes.
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the six months ended June 30, 2014:

Six months ended June 30, 2014	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$(859)
Total large catastrophe events	(859)
Small catastrophe events
Other	$(356)
Total small catastrophe events	(356)
Total catastrophe net claims and claim expenses	(1,215)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	(3,105)
Total attritional net claims and claim expenses	(3,105)
Total adverse development of prior accident years net claims and claim expenses	$(4,320)

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.3 million during the six months ended June 30, 2014 was principally driven by the application of our formulaic reserving methodologies for establishing incurred but not reported reserves for net claims and claim expenses.

Capital Resources
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At June 30, 2015	At December 31, 2014	Change
(in thousands)
Common shareholders’ equity	$4,436,944	$3,504,384	$932,560
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,836,944	3,904,384	932,560
3.700% Senior Notes due 2025	299,415	—	299,415
5.75% Senior Notes due 2020	249,578	249,522	56
Series B 7.50% Senior Notes due 2017	274,618	—	274,618
4.750% Senior Notes due 2025 (DaVinciRe)	148,751	—	148,751
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,222,362	$499,522	$722,840
Total shareholders’ equity attributable to RenaissanceRe and debt	$6,059,306	$4,403,906	$1,655,400

During the six months ended June 30, 2015, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $1.7 billion, to $6.1 billion. Our shareholders’ equity attributable to RenaissanceRe increased $932.6 million during the six months ended June 30, 2015 principally as a result of:

•	the issuance of 7.4 million common shares valued at $761.8 million in connection with the acquisition of Platinum; and

•	our comprehensive income attributable to RenaissanceRe of $251.8 million; partially offset by

•	$27.5 million and $11.2 million of dividends on our common and preference shares, respectively.
During the six months ended June 30, 2015, our debt increased $722.8 million, driven by the following transactions:

•
We acquired Platinum on March 2, 2015 and on March 3, 2015, RenaissanceRe became an additional guarantor of Platinum Finance’s obligations under the Platinum Finance Notes and the Platinum Finance indenture. Pursuant to the Platinum Finance indenture, Platinum Finance previously issued $250.0 million in aggregate principal amount of its Series B 7.50% Notes due June 1, 2017, which is recorded on our consolidated balance sheet at $274.6 million at June 30, 2015;

•
On March 24, 2015, RenaissanceRe Finance issued $300.0 million of its 3.700% Senior Notes due April 1, 2025, with interest on the notes payable on April 1 and October 1 of each year. Through a series of intercompany transactions (including a loan from RenaissanceRe Finance to RenaissanceRe), the net proceeds from the offering of the notes (together with cash on hand) were applied by RenaissanceRe to repay in full a $300.0 million bridge loan that Barclays Bank PLC provided to RenaissanceRe on February 26, 2015 in order to finance a portion of the cash consideration paid by RenaissanceRe in connection with the acquisition of Platinum. Refer to “Note 3. Acquisition of Platinum” in the notes to our consolidated financial statements for additional information related to the cash consideration paid by RenaissanceRe in connection with the acquisition of Platinum; and

•
On May 4, 2015, DaVinciRe issued $150.0 million of its 4.750% Senior Notes due May 1, 2025, with interest on the notes payable on May 1 and November 1, commencing with November 1, 2015. The net proceeds from this offering were used to repay, in full, $100.0 million outstanding under a loan agreement, dated as of March 30, 2011, between DaVinciRe and RenaissanceRe, and the remainder of the net proceeds may be used to repurchase DaVinciRe shares or for general corporate purposes.

A summary of our credit facilities is set forth below:

At June 30, 2015	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	160,342
Uncommitted Standby Letter of Credit Facility with NAB	—
Bilateral Letter of Credit Facility with Citibank Europe	143,778
Funds at Lloyd’s Letter of Credit Facilities with Citibank Europe
Renaissance Reinsurance	300,000
RenaissanceRe Specialty Risks	9,129
Total credit facilities in U.S. dollars	$613,249

Funds at Lloyd’s Letter of Credit Facilities	£70,000
Total credit facilities in pound sterling	£70,000

Refer to “Note 7. Debt and Credit Facilities” in the notes to our consolidated financial statements for additional information related to our debt and credit facilities.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of June 30, 2015, Renaissance Reinsurance and DaVinci are approved in 52 and 51 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at June 30, 2015 with respect to the MBRTs totaled $504.2 million and $136.6 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $434.4 million and $125.3 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the State of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RCTs were established in New York, they are subject to the rules and regulations of the State of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at June 30, 2015 with respect to the RCTs totaled $43.5 million and $18.9 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $16.9 million and $10.4 million, respectively.

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
Investments
The table below shows our invested assets:

	June 30, 2015		December 31, 2014		Change
(in thousands, except percentages)
U.S. treasuries	$2,020,746	21.8%	$1,671,471	24.8%	$349,275
Agencies	144,947	1.6%	96,208	1.4%	48,739
Municipal	806,724	8.7%	—	—%	806,724
Non-U.S. government (Sovereign debt)	370,613	4.0%	280,651	4.2%	89,962
Non-U.S. government-backed corporate	172,381	1.9%	146,467	2.2%	25,914
Corporate	1,865,369	20.1%	1,610,442	23.9%	254,927
Agency mortgage-backed	475,870	5.1%	316,620	4.7%	159,250
Non-agency mortgage-backed	263,329	2.8%	253,050	3.7%	10,279
Commercial mortgage-backed	426,895	4.6%	381,051	5.7%	45,844
Asset-backed	66,314	0.7%	27,610	0.4%	38,704
Total fixed maturity investments, at fair value	6,613,188	71.3%	4,783,570	71.0%	1,829,618
Short term investments, at fair value	1,543,191	16.6%	1,013,222	15.0%	529,969
Equity investments trading, at fair value	493,056	5.3%	322,098	4.8%	170,958
Other investments, at fair value	504,693	5.4%	504,147	7.5%	546
Total managed investment portfolio	9,154,128	98.6%	6,623,037	98.3%	2,531,091
Investments in other ventures, under equity method	126,139	1.4%	120,713	1.7%	5,426
Total investments	$9,280,267	100.0%	$6,743,750	100.0%	$2,536,517

At June 30, 2015, we held investments totaling $9.3 billion, compared to $6.7 billion at December 31, 2014, with net unrealized appreciation included in accumulated other comprehensive income of $3.0 million at June 30, 2015, compared to $3.4 million at December 31, 2014. In connection with the acquisition of Platinum, we acquired $1.8 billion of fixed maturity investments trading and $883.5 million of short term investments. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including hedge funds, private equity partnerships, a senior secured bank loan fund, catastrophe bonds and other investments). At June 30, 2015, our portfolio of equity investments trading totaled $493.1 million, or 5.3%, of our total investments (December 31, 2014 - $322.1 million or 4.8%) inclusive of our investment in Essent Group Ltd. of $127.6 million (December 31, 2014 - $120.0 million), and our portfolio of other investments totaled $504.7 million, or 5.4%, of our total investments (December 31, 2014 - $504.1 million or 7.5%).
Other Investments
The table below shows our portfolio of other investments:

	June 30, 2015	December 31, 2014	Change
(in thousands)
Private equity partnerships	$250,796	$281,932	$(31,136)
Catastrophe bonds	228,998	200,329	28,669
Senior secured bank loan funds	22,561	19,316	3,245
Hedge funds	2,338	2,570	(232)
Total other investments	$504,693	$504,147	$546

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the six months ended June 30, 2015 is a loss of $2.5 million (2014 - loss of $0.6 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $20.0 million of net investment income for the six months ended June 30, 2015 (2014 - $26.7 million). Of this amount, $3.2 million relates to net unrealized gains (2014 - $8.9 million).
We have committed capital to private equity partnerships and other investments of $695.7 million, of which $517.3 million has been contributed at June 30, 2015. Our remaining commitments to these investments at June 30, 2015 totaled $186.1 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2015, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2014. These contractual obligations are considered by us when assessing our liquidity requirements. As of June 30, 2015, there are no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2014, other than as noted below.
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

On May 4, 2015, DaVinciRe issued $150.0 million of its 4.750% Senior Notes due May 1, 2025, with interest on the notes payable on May 1 and November 1, commencing with November 1, 2015. The net proceeds from this offering were used to repay, in full, $100.0 million outstanding under a loan agreement, dated as of March 30, 2011, between DaVinciRe and RenaissanceRe, and the remainder of the net proceeds may be used to repurchase DaVinciRe shares or for general corporate purposes.
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
CURRENT OUTLOOK

Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. We believe that the acquisition of Platinum has benefited our combined companies’ clients through, among other things, an expanded product offering and enhanced broker relationships. In future periods, we continue to expect the acquisition to accelerate the growth of our U.S. specialty and casualty reinsurance platform. Taken together with our organic growth initiatives, the acquisition meaningfully increases the contribution of specialty and casualty business to us on a consolidated basis, in terms of both total gross premiums written and limits exposed, and on both an absolute and relative basis. As our longer-tail business grows, both absolutely and in proportion to our shorter tail business, we expect to be more exposed to developments such as inflation, interest rate risk, and the risk of unforeseen claims or tort law developments. Our reserve for claims and claim expenses also grew meaningfully as a result of the acquisition, and our future results will be impacted by the potential for adverse or favorable development on prior accident years claims and claim expenses from the business written prior to the closing by both of our companies. In addition, as a result of the acquisition, the face value of our indebtedness increased by $550.0 million, consisting of $250.0 million of publicly traded notes previously issued by a subsidiary of Platinum, which remain outstanding, and $300.0 million of new senior public notes issued by RenaissanceRe Finance.
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, in each of 2013 and 2014 the global insurance and reinsurance markets manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions did not grow at the pace of this growth in available capital, and for some, coverages in respect of certain regions fell. Demand for other products or coverages grew at slower rates than that of supply, or was flat. During the January and June 2015 reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts and partially offset by capital return initiatives. While we believe that reinsurance demand for U.S. southeastern windstorm coverage did grow in 2015, as a result of factors including the launch of the FHCF’s risk transfer program, growth of the Citizens’ risk transfer program, and the continuation of private market acceptance of policies previously written by Citizens, available supply of capital more than offset the new demand in the market. We continue to expect the supply of capital to outpace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
Although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of property-exposed reinsurance business; and while we will strive to maintain a high level of net portfolio quality, we cannot assure you that we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels, or will be characterized by contractual terms and conditions, that we do not find to be acceptable, absent the advent of significant new developments. As a result of these developments, our Catastrophe Reinsurance segment gross premiums written for the six months ended June 30, 2015 decreased by $81.2 million, or 9.5%, compared to the six months ended June 30, 2014. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you that we will do so. In recent periods, we believe that the supply of attractively priced catastrophe-exposed retrocessional coverage has declined. Accordingly, we may find fewer opportunities to cede risk on attractive terms, or pursue alternative opportunities to purchase forms of protection with different structures.

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
General Economic Conditions
We believe that uncertainty continues regarding the strength, duration and comprehensiveness of the economic recovery in the U.S., and the health of certain significant economies in the E.U. and other key markets. For example, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of political instability in the Middle East, Ukraine and Russia; and economic uncertainty in Greece and potentially other jurisdictions. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of economic uncertainty could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio.  The onset, duration and severity of an inflationary period cannot be estimated with precision.
These economic conditions impact the risk-adjusted attractiveness and absolute returns and yields of our investment portfolio. In addition, our underwriting activities can be impacted, in particular our specialty and casualty reinsurance and Lloyd’s portfolios, each of which can be exposed to risks arising from the ongoing economic weakness or dislocations, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business.
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
Market Conditions and Competition
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market continues to reflect a softening pricing environment, though we believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers. While we believe that these dynamics have supported our recent specialty and casualty growth, we cannot assure you that any overall market increase in demand will indeed materialize or that we will continue to be successful in consummating new or expanded transactions.
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
Legislative and Regulatory Update
In June 2015, the European Commission publicly released its first third-country equivalence decisions in respect of Solvency II, the EU’s prudential regulatory regime.  As contemplated by Solvency II, which is scheduled to come into effect in January 2016, insurers domiciled in EU jurisdictions which have been deemed equivalent will be able to rely on local regulation to report on its operations in EU countries, while an insurer domiciled in an equivalent jurisdiction outside the EU will be able to operate in the EU without complying with all EU rules.  The European Commission determined that the regulatory and solvency regimes in effect in Australia, Bermuda, Brazil, Canada, Mexico and the U.S. were provisionally equivalent with the European standards for group capital purposes.  Switzerland was determined to be fully equivalent under Solvency II for each of its principal considerations: solvency calculation, group supervision and reinsurance.  This determination was based in principal part on a report prepared by the staff of the European Insurance and Occupational Pensions Authority (the “EIOPA”).  The EIOPA report and the European Commission determination provided that the jurisdictions deemed to be provisionally equivalent were expected to adopt a fully equivalent solvency regime within the foreseeable future and, in general, identified the necessary criteria as at the time of the report for those jurisdictions to meet the criteria for full equivalence.
Subsequently, the Bermuda government and the BMA have adopted a range of legislative and regulatory changes intended to fully comply with the standards for full equivalence.  Among other things, in June 2015 the Bermuda legislature adopted amendments to the Insurance Act which require a regulated commercial insurer to maintain its head office in Bermuda; provide for certain limitations on outsourcing identified functions and roles; and provide the statutory authority further enhanced public disclosures, each as identified in the EIOPA report.  Our Bermuda operating subsidiaries will be subject to Bermuda’s new legislation and regulatory standards whether or not full equivalence is obtained.  While we believe we will be able to meet these requirements in full, these requirements will result in additional compliance processes and costs for us.  According to published reports, these legislative and regulatory changes are being reviewed by the EIOPA at the request of the European Commission.  According to these reports and statements from officials, a further determination regarding Bermuda’s equivalence will be issued in the coming months.   If the differentiation in treatment between Bermuda and the U.S., where a number of our principal operating subsidiaries are organized, is not revised at that time, we may in the future incur new and potentially unforeseen costs and uncertainties which could impact our business.   While we own operating entities in the EU, including the United Kingdom and Ireland, it is possible that we will be disproportionately impacted by these determinations compared to competitors or other market participants.  While Solvency II equivalence is not formally required to assure European cross-border market access rights for third-country insurers, it is possible that differentiated equivalency outcomes could hinder or raise the costs of conducting business in the EU more than the related rules explicitly contemplate or in ways we have not anticipated.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. The bill also provided for increasing the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. In March 2014, the U.S. Congress passed the Grimm-Waters Act, which amends, delays or defers some of the provisions of Biggert-Waters Bill. Among other things, the Grimm-Waters Act reverts back to exempting “grandfathered” policies from rate increases that might otherwise have been applied upon the approval of updated flood maps, introduces certain caps on the rate of premium increases even where actuarially indicated; eliminates certain provisions which provided for accelerated rate adequacy on the sale of covered properties; and introduces policy surcharges of $25 for residences and $250 for commercial properties near-term. We believe that the passage of the Grimm-Waters Act has had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which could, over time, support the growth of such demand, albeit at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences. However, we cannot assure you that the provisions of the Biggert-Waters Bill will not be superseded by additional new legislation or will otherwise ultimately be implemented by the NFIP or that, if implemented, will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
In 2007, the State of Florida enacted legislation to expand the FHCF provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). In May 2009, the Florida legislature enacted Bill No. CS/HB 1495 (the “2009 Bill”), which gradually phased out $12.0 billion in optional reinsurance coverage under the FHCF over the succeeding five years. The 2009 Bill similarly allows the state-sponsored property insurer, Citizens, to raise its rates by up to 10% starting in 2010 and every year thereafter, until such time that it has sufficient funds to pay its claims and expenses.  The rate increases and reductions in coverage by the FHCF and Citizens have supported, over this period, a relatively increased role of the private insurers in Florida, a market in which we have established substantial market share.
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
We believe the 2007 Florida Bill caused a substantial decline at that time in the private reinsurance and insurance markets in and relating to Florida, and contributed to instability in the Florida primary insurance market, where many insurers have reported substantial and continuing losses from 2009 through 2012, despite the period being an unusually low period for catastrophe losses in the state. Because of our position as one of the largest providers of catastrophe-exposed coverage, both on a global basis and in respect of the Florida market, adverse changes in the Florida market or to Florida primary insurance companies may have a disproportionate adverse impact on us compared to other reinsurance market participants. Moreover, the advent of a large windstorm, or of multiple smaller storms, could challenge the assessment-based claims-paying capacity of Citizens and the FHCF. For example, in several recent years, the FHCF Advisory Council approved official bonding capacity estimates that reflected a shortfall in respect of even an initial season or event.  While we believe the new FHCF risk transfer program has reduced the risk of inability, or delay, of meeting claims-paying obligations, any such outcome could further weaken or destabilize the Florida market, potentially giving rise to an unpredictable range of adverse impacts. Adverse market, regulatory or legislative changes impacting Florida could affect our ability to sell certain of our products, to collect premiums we may be owed on policies we have already written, to renew business with our customers for future periods, or have other adverse impacts, some of which may be difficult to foresee, and could therefore have a material adverse effect on our operations.
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
In 2010, 2011, 2012 and 2013, U.S. Senators Carl Levin and Sheldon Whitehouse introduced legislation in the U.S. Senate entitled the “Cut Unjustified Tax Loopholes Act”.  Senator Levin is no longer a member of the Senate, but on January 13, 2015 Senator Whitehouse and Representative Lloyd Doggett included similar legislation in the “Stop Tax Haven Abuse Act,” and a similar proposal was included in the President’s 2016 budget proposal. If enacted, this legislation would, among other things, cause certain corporate entites to be treated as a U.S. corporation for U.S. tax purposes generally, if the “management and control” of such a corporation is, directly or indirectly, treated as occurring primarily within the U.S. The proposed legislation provides that a corporation will be so treated if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would negatively impact us, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.
In July 2014, the Senate Finance Committee conducted hearings in respect of transactions in which U.S.-based companies merge with or acquire foreign companies in structures referred to as inversions.  In September 2014 the IRS and the Treasury Department issued a notice describing issued regulations that the government intends to issue to eliminate certain of the tax benefits of corporate inversions, which regulations would apply to any inversion transaction closing on or after September 22, 2014.  These regulations could negatively impact us, including our ability to acquire U.S. companies using our stock as acquisition consideration.
In January 2015, the Obama Administration released its proposed budget which included tax proposals that, if adopted, would effect significant change to the U.S. taxation of international business and capital flows. Among other things, these proposals would impose a 19% minimum tax on non-U.S. income; impose a 14% one-time tax on previously untaxed non-U.S. income; disallow the deduction for certain reinsurance premiums paid to affiliates; and effect a number of changes to taxation under Subpart F of the Code. We cannot predict whether Congress will adopt any of these proposals and what, if adopted, the potential impact of any such changes could be to us, our clients or the market generally.
In 2014, then House Ways and Means Chairman Dave Camp proposed amendments to the PFIC rules contemplated by Section 3703 of the Code. This proposal would create a new three-part test of active insurance income, providing that an insurer’s income would be excluded from the definition of passive income if: (1) the insurer would be subject to a tax as an insurer if it were a US business; (2) more than 50% of its gross receipts for the taxable year consist of premiums; and (3) its applicable insurance liabilities exceed an amount equal to 35% of its total assets as reported in its applicable financial statement for the year. Also in 2014, then Senate Finance Committee Chairman Ron Wyden wrote to the IRS urging examination and new rulemaking in respect of certain practices attributed to hedge funds in respect of non-U.S. reinsurance company structures. In April 2015, the IRS issued proposed new regulations in respect of these matters. The regulations, if adopted as drafted, would provide that “passive income” for purposes of these rules would not include any income that is derived in the “active conduct” of an insurance business by a corporation which is predominantly engaged in an “insurance business.”  The proposed regulations also provide a definition for “active conduct” in the course of an insurance trade or business, as well as the term “insurance business.”  In addition, Senator Wyden introduced the “Offshore Reinsurance Tax Fairness Act” on June 25, 2015 that, if enacted, would characterize certain non-U.S. insurance companies with insurance liabilities of 25% or less of each such company’s assets as a PFIC and each such company with insurance liabilities of less than 10% of its assets as a PFIC. We are reviewing the proposed regulations and legislation and at this time cannot predict the likelihood of their enactment or finalization; and the scope, nature, or impact of the proposed regulations on us, should they be formally adopted or enacted. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us, our sources of capital, our investors or the market generally. Among other things, it is possible that these IRS actions, or new legislation or rulemaking, could adversely impact the tax attributes to certain U.S. investors of participating in our managed joint ventures, even inadvertently in light of the perceived need for reforms.
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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Other than as noted below, there has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 20, 2015, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended June 30, 2015, and also includes other shares purchased, which represents shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
April 1 - 30, 2015	2,900	$99.91	—	$—	2,900	$99.91	(0.3)
May 1 - 20, 2015	—	$—	—	$—	—	$—	—
May 20, 2015 - renewal of authorized share repurchase program of $500.0 million							0.3
Dollar amount available to be repurchased							500.0
May 21 - 31, 2015	79,717	$102.06	—	$—	79,717	$102.06	(8.1)
June 1 - 30, 2015	—	$—	—	$—	—	$—	—
Total	82,617	$101.98	—	$—	82,617	$101.98	$491.9

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the six months ended June 30, 2015, the Company repurchased 83 thousand common shares in open market transactions at an aggregate cost of $8.4 million and at an average share price of $101.99. Subsequent to June 30, 2015 and through the period ended July 27, 2015, the Company repurchased 67 thousand common shares in open market transactions at an aggregate cost of $6.9 million and at an average share price of $102.70.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

4.2
Fourth Supplemental Indenture, dated as of July 1, 2015, by and among Platinum Underwriters Finance, Inc., as issuer, RenaissanceRe Holdings Ltd., as parent guarantor, Platinum Underwriters Holdings, Ltd., as guarantor, and The Bank of New York Mellon Trust Company, as successor trustee. (1)

4.3
Second Supplemental Indenture, dated as of July 3, 2015, by and among RenRe North America Holdings Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, RenaissanceRe Finance Inc., as co-obligor, and Deutsche Bank Trust Company Americas, as trustee. (1)

10.1
Credit Agreement, dated as of May 15, 2015, by and among RenaissanceRe Holdings Ltd., various banks and financial institutions parties thereto, Wells Fargo Bank, National Association, as Administrative Agent for the Lenders, Citibank, N.A., as Syndication Agent, and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Bookrunners. (2)

10.2
Guaranty Agreement, dated as of May 15, 2015, by and among RenRe North America Holdings Inc., RenaissanceRe Finance Inc., Platinum Underwriters Holdings, Ltd., Platinum Underwriters Finance, Inc. and Wells Fargo Bank, National Association, as Administrative Agent. (2)

10.3
First Amendment to Standby Letter of Credit Agreement, dated as of May 15, 2015, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., Platinum Underwriters Bermuda, Ltd., Renaissance Reinsurance U.S. Inc. and Wells Fargo Bank, National Association. (2)

10.4
Standby Letter of Credit Agreement, dated as of May 19, 2015, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., Platinum Underwriters Bermuda, Ltd. and National Australia Bank Limited, New York Branch. (2)

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the SEC on July 8, 2015.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the SEC on May 21, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer and Chief Operating Officer	July 29, 2015
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	July 29, 2015
Mark A. Wilcox