Form 10-Q
period 2015-09-30
RENAISSANCERE HOLDINGS LTD
filed 2015-11-06
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at November 3, 2015 was 43,848,922.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value (Amortized cost $6,915,503 and $4,749,613 at September 30, 2015 and December 31, 2014, respectively)	$6,905,302	$4,756,685
Fixed maturity investments available for sale, at fair value (Amortized cost $17,778 and $23,772 at September 30, 2015 and December 31, 2014, respectively)	19,905	26,885
Short term investments, at fair value	998,906	1,013,222
Equity investments trading, at fair value	462,198	322,098
Other investments, at fair value	483,958	504,147
Investments in other ventures, under equity method	129,495	120,713
Total investments	8,999,764	6,743,750
Cash and cash equivalents	524,546	525,584
Premiums receivable	864,198	440,007
Prepaid reinsurance premiums	258,445	94,810
Reinsurance recoverable	141,416	66,694
Accrued investment income	40,855	26,509
Deferred acquisition costs	213,599	110,059
Receivable for investments sold	321,756	52,390
Other assets	271,929	135,845
Goodwill and other intangible assets	270,213	7,902
Total assets	$11,906,721	$8,203,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,796,062	$1,412,510
Unearned premiums	1,042,012	512,386
Debt	969,221	249,522
Reinsurance balances payable	533,174	454,580
Payable for investments purchased	602,576	203,021
Other liabilities	244,005	374,108
Total liabilities	6,187,050	3,206,127
Commitments and Contingencies
Redeemable noncontrolling interest	1,022,028	1,131,708
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at September 30, 2015 (December 31, 2014 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 44,121,489 shares issued and outstanding at September 30, 2015 (December 31, 2014 – 38,441,972)	44,121	38,442
Additional paid-in capital	551,683	—
Accumulated other comprehensive income	2,260	3,416
Retained earnings	3,699,579	3,423,857
Total shareholders’ equity attributable to RenaissanceRe	4,697,643	3,865,715
Total liabilities, noncontrolling interests and shareholders’ equity	$11,906,721	$8,203,550
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2015 and 2014
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues
Gross premiums written	$369,642	$200,992	$1,675,217	$1,417,792
Net premiums written	$266,820	$159,713	$1,179,532	$956,467
Decrease (increase) in unearned premiums	95,568	99,266	(140,556)	(150,538)
Net premiums earned	362,388	258,979	1,038,976	805,929
Net investment income	28,338	24,941	106,649	98,430
Net foreign exchange gains (losses)	616	5,036	(4,254)	6,367
Equity in earnings of other ventures	5,730	9,806	17,185	21,237
Other income (loss)	2,306	(1,169)	5,272	(1,642)
Net realized and unrealized (losses) gains on investments	(41,138)	(31,097)	(26,101)	10,958
Total revenues	358,240	266,496	1,137,727	941,279
Expenses
Net claims and claim expenses incurred	100,028	69,647	346,225	209,950
Acquisition expenses	78,126	37,550	183,193	104,727
Operational expenses	54,518	46,972	154,812	135,437
Corporate expenses	7,502	3,905	66,132	12,404
Interest expense	10,362	4,290	25,311	12,875
Total expenses	250,536	162,364	775,673	475,393
Income before taxes	107,704	104,132	362,054	465,886
Income tax benefit (expense)	4,573	(245)	54,319	(207)
Net income	112,277	103,887	416,373	465,679
Net income attributable to noncontrolling interests	(31,153)	(30,477)	(82,982)	(109,323)
Net income attributable to RenaissanceRe	81,124	73,410	333,391	356,356
Dividends on preference shares	(5,595)	(5,595)	(16,786)	(16,786)
Net income available to RenaissanceRe common shareholders	$75,529	$67,815	$316,605	$339,570
Net income available to RenaissanceRe common shareholders per common share – basic	$1.68	$1.72	$7.25	$8.38
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.66	$1.70	$7.19	$8.26
Dividends per common share	$0.30	$0.29	$0.90	$0.87

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Comprehensive income
Net income	$112,277	$103,887	$416,373	$465,679
Change in net unrealized gains on investments	(733)	(89)	(1,156)	(302)
Comprehensive income	111,544	103,798	415,217	465,377
Net income attributable to noncontrolling interests	(31,153)	(30,477)	(82,982)	(109,323)
Comprehensive income attributable to noncontrolling interests	(31,153)	(30,477)	(82,982)	(109,323)
Comprehensive income attributable to RenaissanceRe	$80,391	$73,321	$332,235	$356,054
Disclosure regarding net unrealized gains
Total net realized and unrealized holding gains on investments and net other-than-temporary impairments	$(733)	$(89)	$(818)	$(302)
Net realized gains on fixed maturity investments available for sale	—	—	(338)	—
Change in net unrealized gains on investments	$(733)	$(89)	$(1,156)	$(302)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014
Preference shares
Balance – January 1	$400,000	$400,000
Balance – September 30	400,000	400,000
Common shares
Balance – January 1	38,442	43,646
Issuance of shares	7,435	—
Repurchase of shares	(2,026)	(4,996)
Exercise of options and issuance of restricted stock awards	270	238
Balance – September 30	44,121	38,888
Additional paid-in capital
Balance – January 1	—	—
Issuance of shares	754,384	—
Repurchase of shares	(209,462)	(5,359)
Change in noncontrolling interests	(403)	1,118
Exercise of options and issuance of restricted stock awards	7,164	4,241
Balance – September 30	551,683	—
Accumulated other comprehensive income
Balance – January 1	3,416	4,131
Change in net unrealized gains on investments	(1,156)	(302)
Balance – September 30	2,260	3,829
Retained earnings
Balance – January 1	3,423,857	3,456,607
Net income	416,373	465,679
Net income attributable to noncontrolling interests	(82,982)	(109,323)
Repurchase of shares	—	(468,200)
Dividends on common shares	(40,883)	(34,834)
Dividends on preference shares	(16,786)	(16,786)
Balance – September 30	3,699,579	3,293,143
Total shareholders’ equity	$4,697,643	$3,735,860

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015 and 2014
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows provided by operating activities
Net income	$416,373	$465,679
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	3,837	30,270
Equity in undistributed earnings of other ventures	(11,303)	(16,519)
Net realized and unrealized losses (gains) on investments	26,101	(10,958)
Net unrealized losses (gains) included in net investment income	10,690	(2,908)
Net unrealized losses (gains) included in other income (loss)	426	(264)
Change in:
Premiums receivable	(191,470)	(156,631)
Prepaid reinsurance premiums	(156,184)	(129,846)
Reinsurance recoverable	(70,994)	21,982
Deferred acquisition costs	(103,460)	(48,424)
Reserve for claims and claim expenses	(14,293)	(30,950)
Unearned premiums	296,950	280,384
Reinsurance balances payable	74,124	208,133
Other	(118,650)	(216,559)
Net cash provided by operating activities	162,147	393,389
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	6,956,729	5,896,330
Purchases of fixed maturity investments trading	(7,194,793)	(5,843,501)
Proceeds from sales and maturities of fixed maturity investments available for sale	6,741	6,076
Net purchases of equity investments trading	(153,452)	(33,925)
Net sales of short term investments	896,027	21,578
Net sales of other investments	7,033	74,706
Net (purchases) sales of investments in other ventures	(45)	1,030
Net sales of other assets	4,500	6,000
Net purchase of Platinum	(678,152)	—
Net cash (used in) provided by investing activities	(155,412)	128,294
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(40,883)	(34,834)
Dividends paid – preference shares	(16,786)	(16,786)
RenaissanceRe common share repurchases	(197,350)	(475,343)
Issuance of debt, net of expenses	445,589	—
Net third party redeemable noncontrolling interest share transactions	(187,339)	(107,091)
Net cash provided by (used in) financing activities	3,231	(634,054)
Effect of exchange rate changes on foreign currency cash	(11,004)	4,886
Net decrease in cash and cash equivalents	(1,038)	(107,485)
Cash and cash equivalents, beginning of period	525,584	408,032
Cash and cash equivalents, end of period	$524,546	$300,547

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

•
RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”) is a Bermuda-domiciled excess and surplus lines insurance company listed on the National Association of Insurance Commissioners’ International Insurance Department’s Quarterly List of Alien Insurers as an eligible surplus lines insurer. RenaissanceRe Underwriting Managers U.S. LLC, a specialty reinsurance agency domiciled in the State of Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), a Bermuda-domiciled reinsurer launched in June 2013 which operates subject to U.S. federal income tax, and RenaissanceRe Syndicate 1458 (“Syndicate 1458”).

•
Syndicate 1458 is the Company’s Lloyd’s syndicate. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), a wholly owned subsidiary of RenaissanceRe, is Syndicate 1458’s sole corporate member and RenaissanceRe Syndicate Management Ltd. (“RSML”), a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458.

•
The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Redeemable noncontrolling interest - DaVinciRe represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of RenaissanceRe, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•
Effective January 1, 2013, the Company formed and launched a managed joint venture, Upsilon RFO Re Ltd., formerly known as Upsilon Reinsurance II Ltd. (“Upsilon RFO”), a Bermuda domiciled special purpose insurer (“SPI”), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.

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

•
RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. Third-party investors have subscribed for a portion of the participating, non-voting common shares of Medici. Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of, Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), the results of Medici and Fund Holdings are consolidated in the Company’s financial statements. Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.

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
Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU No. 2015-09, Disclosures about Short-Duration Contracts (“ASU 2015-09”). ASU 2015-09 requires insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses, including: (1) incurred and paid claims development information by accident year, on a net basis, for the number of years for which claims incurred typically remain outstanding, not exceeding 10 years; (2) a reconciliation of incurred and paid claims development information to the aggregate carry amount of the liability for claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) for each accident year presented of incurred claims development information, the total of incurred but not reported liabilities plus expected development on reported claims including in the liability for unpaid claims and claim adjustment expenses, accompanied by a description of the reserving methodologies; (4) for each accident year presented of incurred claims development information, quantitative information about claim frequency accompanied by a qualitative description of methodologies used for determining claim frequency information; and (5) for all claims, the average annual percentage payout of incurred claims by age for the same number of accident years presented in (3) and (4) above. ASU 2015-09 also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the change and the effects on the financial statements. In addition, ASU 2015-09 requires insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses. ASU 2015-09 is effective for public business entities in annual periods beginning after December 31, 2015, and interim periods within annual periods beginning after December 31, 2016. Early adoption is permitted. ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As this guidance is disclosure-related only, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
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
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 removes the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. Rather, those adjustments are to be recognized by the acquirer in the reporting period in which the adjustment amounts are determined. A reporting entity is also required to disclose, in the reporting period in which the adjustment amounts are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the reporting entity would present on the face of the income statement or disclose in the notes the amounts that would have been recorded in previous reporting periods if the adjustment to provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public business entities in annual and interim periods beginning after December 15, 2015. ASU 2015-16 should be applied prospectively to adjustments for provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
NOTE 3. ACQUISITION OF PLATINUM
Overview
On March 2, 2015, RenaissanceRe acquired 100% of the outstanding common shares of Platinum for $76 per Platinum common share, or aggregate consideration of $1.93 billion.  In connection with an intercompany restructuring, effective July 1, 2015, Platinum was merged with RenaissanceRe, with RenaissanceRe continuing as the surviving company.
Prior to the closing of the acquisition of Platinum, Platinum was a publicly traded company listed on the New York Stock Exchange and headquartered in Bermuda. Platinum, through its wholly owned subsidiaries, provided property and casualty reinsurance coverage through reinsurance brokers to insurers and select reinsurers on a worldwide basis. The Company believes the acquisition of Platinum has benefited the combined companies’ clients through an expanded product offering and enhanced broker relationships and it has also accelerated the growth of the Company’s U.S. specialty and casualty reinsurance platform.
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
In connection with the acquisition of Platinum, RenaissanceRe incurred transaction and other-related expenses of $51.9 million in the nine months ended September 30, 2015, which includes $12.6 million related to transaction costs, including due diligence, legal, accounting and investment banking fees and expenses, $4.5 million of costs related to the integration of Platinum within the RenaissanceRe organization, and $34.8 million of compensation-related costs associated with terminating employees of Platinum. In the fourth quarter of 2014, RenaissanceRe also incurred $6.7 million of transaction-related expenses. These expenses have all been reported as a component of corporate expenses.

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

Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and liabilities of Platinum based on estimated fair values on March 2, 2015, the date the transaction closed, as detailed below. The Company recognized goodwill of $191.7 million primarily attributable to Platinum’s assembled workforce and synergies expected to result upon integration of Platinum into the Company’s operations. There were no other adjustments to carried goodwill during the period ended September 30, 2015 reflected on the Company’s consolidated balance sheet at September 30, 2015. The Company recognized identifiable finite lived intangible assets of $75.2 million, which will be amortized over a weighted average period of 8 years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in the table below:

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

Identifiable intangible assets at March 2, 2015 and at September 30, 2015, consisted of the following, and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Key non-contractual relationships	$30,400	10 years
Value of business acquired	20,200	2 years
Renewal rights	15,800	15 years
Insurance licenses	8,400	Indefinite
Internally developed and used computer software	3,500	2 years
Other non-contractual relationships	2,300	3 years
Non-compete agreements	1,900	2.5 years
Trade name	1,100	6 months
Identifiable intangible assets, before amortization, at March 2, 2015	83,600
Amortization (from March 2, 2015 through September 30, 2015)	(12,864)
Net identifiable intangible assets at September 30, 2015 related to the acquisition of Platinum	$70,736

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

Financial Results
FASB Accounting Standards Codification (“ASC”) Topic Business Combinations prescribes disclosure of the amounts of revenue and earnings of the acquiree since the acquisition date included in the consolidated statement of operations for the reporting period. However, the Company believes this disclosure has become impracticable given the Company’s current facts and circumstances. The Platinum subsidiaries acquired have been fully integrated into the Company’s organizational structure through an internal reorganization, resulting in capital and assets being reallocated throughout the organization. In addition, reinsurance contracts have been renewed using both previously existing and acquired subsidiaries and the Company does not discretely manage the Platinum subsidiaries acquired, thereby rendering it impracticable to determine the amounts of revenue and earnings of Platinum since March 2, 2015 included in the consolidated statement of operations for the reporting period.
Taxation
During the nine months ended September 30, 2015, the income tax benefit recorded by the Company was primarily the result of a reduction in the Company’s U.S. deferred tax asset valuation allowance of $47.4 million. A valuation allowance was previously provided against the Company’s U.S. deferred tax assets as in the opinion of management, it was then more likely than not that a portion of the deferred tax asset would not be realized. However, with the acquisition of Platinum and the expected profits in its U.S.-based operations, the Company believes that it is more likely than not that the U.S. deferred tax asset will be realized and has reduced its valuation allowance against such asset.
A valuation allowance continues to be provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards and deferred underwriting results.
Supplemental Pro Forma Information
Platinum’s results have been included in the Company's consolidated financial statements from March 2, 2015 to September 30, 2015. The following table presents unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2015 and 2014 and assumes the acquisition of Platinum occurred on January 1, 2014. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2014 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Platinum. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Platinum, as they are nonrecurring.

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total revenues	$358,240	$407,176	$1,216,360	$1,410,192
Net income available to RenaissanceRe common shareholders	75,529	92,004	331,568	465,776

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

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2015	December 31, 2014
U.S. treasuries	$1,984,841	$1,671,471
Agencies	131,524	96,208
Municipal	675,349	—
Non-U.S. government (Sovereign debt)	393,320	280,651
Non-U.S. government-backed corporate	172,548	146,467
Corporate	2,141,859	1,610,442
Agency mortgage-backed	496,213	312,333
Non-agency mortgage-backed	259,193	241,590
Commercial mortgage-backed	545,424	373,117
Asset-backed	105,031	24,406
Total fixed maturity investments trading	$6,905,302	$4,756,685

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$876	$11	$(8)	$879	$—
Non-agency mortgage-backed	7,533	1,666	(3)	9,196	580
Commercial mortgage-backed	6,796	397	—	7,193	—
Asset-backed	2,573	64	—	2,637	—
Total fixed maturity investments available for sale	$17,778	$2,138	$(11)	$19,905	$580

		Included in Accumulated Other Comprehensive Income
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$3,928	$359	$—	$4,287	$—
Non-agency mortgage-backed	9,478	1,985	(3)	11,460	656
Commercial mortgage-backed	7,291	643	—	7,934	—
Asset-backed	3,075	129	—	3,204	—
Total fixed maturity investments available for sale	$23,772	$3,116	$(3)	$26,885	$656

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

	Trading		Available for Sale		Total Fixed Maturity Investments
September 30, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$267,608	$265,366	$—	$—	$267,608	$265,366
Due after one through five years	3,882,884	3,876,482	—	—	3,882,884	3,876,482
Due after five through ten years	1,045,139	1,028,728	—	—	1,045,139	1,028,728
Due after ten years	329,869	328,865	—	—	329,869	328,865
Mortgage-backed	1,285,202	1,300,830	15,205	17,268	1,300,407	1,318,098
Asset-backed	104,801	105,031	2,573	2,637	107,374	107,668
Total	$6,915,503	$6,905,302	$17,778	$19,905	$6,933,281	$6,925,207

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2015	December 31, 2014
Financials	$217,150	$222,190
Communications and technology	79,478	31,376
Industrial, utilities and energy	64,547	28,859
Consumer	50,540	19,522
Healthcare	42,904	16,582
Basic materials	7,579	3,569
Total	$462,198	$322,098

Pledged Investments
At September 30, 2015, $2,445.0 million of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s standby letter of credit facility and bilateral letter of credit facility (December 31, 2014 - $2,379.4 million). Of this amount, $667.8 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2014 - $691.9 million).
Reverse Repurchase Agreements
At September 30, 2015, the Company held $55.4 million (December 31, 2014 - $49.3 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income and Net Realized and Unrealized Gains on Investments
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fixed maturity investments	$37,023	$24,519	$96,753	$74,751
Short term investments	267	251	761	727
Equity investments	1,791	736	6,308	2,311
Other investments
Hedge funds and private equity investments	(14,505)	(3,320)	1,333	17,337
Other	7,261	5,547	11,443	11,558
Cash and cash equivalents	80	116	355	300
	31,917	27,849	116,953	106,984
Investment expenses	(3,579)	(2,908)	(10,304)	(8,554)
Net investment income	$28,338	$24,941	$106,649	$98,430

Net realized and unrealized (losses) gains on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross realized gains	$9,160	$7,962	$39,364	$33,595
Gross realized losses	(13,720)	(2,720)	(40,143)	(10,871)
Net realized (losses) gains on fixed maturity investments	(4,560)	5,242	(779)	22,724
Net unrealized gains (losses) on fixed maturity investments trading	10,208	(36,600)	(11,924)	21,200
Net realized and unrealized losses on investments-related derivatives	(16,612)	(1,868)	(1,004)	(19,651)
Net realized (losses) gains on equity investments trading	(114)	3,523	16,199	8,578
Net unrealized losses on equity investments trading	(30,060)	(1,394)	(28,593)	(21,893)
Net realized and unrealized (losses) gains on investments	$(41,138)	$(31,097)	$(26,101)	$10,958

The following tables provide an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Three months ended September 30, 2015
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$623	$2,370	$2,993
Other comprehensive loss before reclassifications	(490)	(243)	(733)
Ending balance	$133	$2,127	$2,260

	Nine months ended September 30, 2015
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$303	$3,113	$3,416
Other comprehensive loss before reclassifications	(170)	(648)	(818)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains on investments	—	(338)	(338)
Net current-period other comprehensive loss	(170)	(986)	(1,156)
Ending balance	$133	$2,127	$2,260

	Three months ended September 30, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$211	$3,707	$3,918
Other comprehensive income (loss) before reclassifications	213	(302)	(89)
Ending balance	$424	$3,405	$3,829

	Nine months ended September 30, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$163	$3,968	$4,131
Other comprehensive income (loss) before reclassifications	261	(563)	(302)
Ending balance	$424	$3,405	$3,829

The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency mortgage-backed	$550	$(8)	$—	$—	$550	$(8)
Non-agency mortgage-backed	—	—	60	(3)	60	(3)
Total	$550	$(8)	$60	$(3)	$610	$(11)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$69	$(3)	$69	$(3)
Total	$—	$—	$69	$(3)	$69	$(3)

At September 30, 2015, the Company held three fixed maturity investments available for sale securities that were in an unrealized loss position (December 31, 2014 - two), including two fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (December 31, 2014 - two). The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the nine months ended September 30, 2015 and 2014, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
For the nine months ended September 30, 2015, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2014 – $Nil and $Nil, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning balance	$466	$529	$498	$561
Reductions:
Securities sold during the period	(26)	(15)	(58)	(47)
Ending balance	$440	$514	$440	$514

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,984,841	$1,984,841	$—	$—
Agencies	131,524	—	131,524	—
Municipal	675,349	—	675,349	—
Non-U.S. government (Sovereign debt)	393,320	—	393,320	—
Non-U.S. government-backed corporate	172,548	—	172,548	—
Corporate	2,141,859	—	2,134,264	7,595
Agency mortgage-backed	497,092	—	497,092	—
Non-agency mortgage-backed	268,389	—	268,389	—
Commercial mortgage-backed	552,617	—	552,617	—
Asset-backed	107,668	—	107,668	—
Total fixed maturity investments	6,925,207	1,984,841	4,932,771	7,595
Short term investments	998,906	—	998,906	—
Equity investments trading	462,198	462,198	—	—
Other investments
Private equity partnerships	226,000	—	—	226,000
Catastrophe bonds	233,223	—	233,223	—
Senior secured bank loan fund	22,345	—	—	22,345
Hedge funds	2,390	—	—	2,390
Total other investments	483,958	—	233,223	250,735
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	76,952	—	—	76,952
Derivatives (1)	(3,357)	576	(3,930)	(3)
Other	(8,523)	—	(8,523)	—
Total other assets and (liabilities)	65,072	576	(12,453)	76,949
	$8,935,341	$2,447,615	$6,152,447	$335,279

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
U.S. treasuries
Level 1 - At September 30, 2015, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 0.9% and a weighted average credit quality of AA (December 31, 2014 - 1.0% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2015, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.3% and a weighted average credit quality of AA (December 31, 2014 - 1.2% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - In connection with the acquisition of Platinum, the Company acquired a portfolio of municipal fixed maturity investments. At September 30, 2015, the Company’s municipal fixed maturity investments had a weighted average effective yield of 2.3% and a weighted average credit quality of AA. The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers.  Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available.  The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.  In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - Non-U.S. government fixed maturity investments held by the Company at September 30, 2015 had a weighted average effective yield of 1.1% and a weighted average credit quality of AA (December 31, 2014 - 1.1% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - Non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.0% and a weighted average credit quality of AA at September 30, 2015 (December 31, 2014 - 1.1% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2015, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.4% and a weighted average credit quality of BBB (December 31, 2014 - 3.2% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At September 30, 2015, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.4%, a weighted average credit quality of AA and a weighted average life of 5.6 years (December 31, 2014 - 2.3%, AA and 5.6 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At September 30, 2015, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 3.4%, a weighted average credit quality of BBB, and a weighted average life of 4.0 years (December 31, 2014 - 3.4%, non-investment grade and 4.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2015 had a weighted average effective yield of 4.5%, a weighted average credit quality of BBB and a weighted average life of 5.1 years (December 31, 2014 - 4.3%, BBB and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments held at September 30, 2015 had a weighted average effective yield of 2.4%, a weighted average credit quality of AAA, and a weighted average life of 3.5 years (December 31, 2014 - 2.1%, AAA and 3.5 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2015, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.6%, a weighted average credit quality of AAA and a weighted average life of 2.6 years (December 31, 2014 - 1.5%, AAA and 2.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at September 30, 2015 of $8.5 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2015	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$7,595	Discounted cash flow (“DCF”)	Credit spread (U)	n/a	n/a	4.3%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.3%
			Dividend rate (O)	n/a	n/a	6.5%
Total fixed maturity investments	7,595
Other investments
Private equity partnerships	226,000	Net asset valuation	Estimated performance (U)	(25.1)%	12.0%	(5.3)%
Senior secured bank loan fund	22,345	Net asset valuation	Estimated performance (U)	n/a	n/a	0.1%
Hedge funds	2,390	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	250,735
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	83,517	Internal valuation model	Estimated performance (U)	n/a	n/a	3.0%
Assumed and ceded (re)insurance contracts	(1,179)	Internal valuation model	Bond price (U)	$93.91	$99.91	$97.20
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(5,386)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(9,727)
			Expected loss ratio (U)	n/a	n/a	23.0%
			Net acquisition expense ratio (O)	n/a	n/a	15.0%
			Contract period (O)	0.5 years	3.0 years	2.3 years
			Discount rate (U)	n/a	n/a	0.9%
Total assumed and ceded (re)insurance contracts	76,952
Weather contract	(3)	Internal valuation model	See below	n/a	n/a	See below
Total other assets and (liabilities)	76,949
	$335,279

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company which had a fair value of $7.6 million at September 30, 2015. The Company measures the fair value of this investment using a DCF model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At September 30, 2015, the dividend rate was 6.5%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.3% and a credit spread of 4.3%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company’s investment in this corporate fixed maturity investment determined by a DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $226.0 million of investments in private equity partnerships at September 30, 2015 were alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended September 30, 2015 was negative 25.1% to positive 12.0% with a weighted average of negative 5.3%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.

Senior secured bank loan fund
Level 3 - At September 30, 2015 the Company had $22.3 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that the fund is following fair value principles consistent with GAAP in determining the net asset value. The fair value of the Company’s investment in the senior secured bank loan fund is positively correlated to the estimated monthly net asset valuations received from the investment manager.
Hedge funds
Level 3 - At September 30, 2015 the Company had $2.4 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level 3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At September 30, 2015 the Company had an $83.5 million asset related to a reinsurance deposit asset accounted for at fair value with the fair value obtained through the use of an internal model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the estimated periodic return of the reinsurance deposit asset, which is currently estimated to be 3.0%. The fair value of this reinsurance deposit asset is positively correlated to the estimated periodic rate of return.
Level 3 - At September 30, 2015 the Company had a $1.2 million liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At September 30, 2015 the Company had a $5.4 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available.  The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows.  The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Weather Contract
Level 3 - At September 30, 2015 the Company had a $3 thousand liability related to a weather contract entered into with an insurance company, with the fair value determined through the use of an internal valuation model. Inputs to the internal valuation model are based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, an increase (decrease) in the potential payment would result in an increase (decrease) to the fair value of the Company’s weather contract liability.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2015	$7,660	$275,695	$75,687	$359,042
Total unrealized (losses) gains
Included in net investment income	(65)	(17,610)	4	(17,671)
Included in other income (loss)	—	—	(78)	(78)
Total realized gains
Included in other income (loss)	—	—	1,827	1,827
Total foreign exchange gains (losses)	—	33	7	40
Purchases	—	4,853	(498)	4,355
Settlements	—	(12,236)	—	(12,236)
Balance - September 30, 2015	$7,595	$250,735	$76,949	$335,279
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(65)	$(17,610)	$4	$(17,671)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(78)	$(78)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2015	$15,660	$303,818	$(8,934)	$310,544
Total unrealized (losses) gains
Included in net investment income	(565)	(12,702)	180	(13,087)
Included in other income (loss)	—	—	(426)	(426)
Total realized gains
Included in other income (loss)	—	—	4,655	4,655
Total foreign exchange losses	—	(1,811)	7	(1,804)
Purchases	—	15,728	81,467	97,195
Settlements	(7,500)	(54,298)	—	(61,798)
Balance - September 30, 2015	$7,595	$250,735	$76,949	$335,279
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(383)	$(12,702)	$180	$(12,905)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(426)	$(426)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2014	$46,176	$334,149	$1,071	$381,396
Total unrealized (losses) gains
Included in net investment income	(5,596)	(8,054)	9	(13,641)
Included in other income (loss)	—	—	(1,956)	(1,956)
Total realized gains
Included in other income (loss)	—	—	225	225
Total foreign exchange (losses) gains	—	(2,074)	20	(2,054)
Purchases	—	12,425	(6,640)	5,785
Settlements	—	(14,205)	—	(14,205)
Net transfers out of Level 3	(24,644)	—	—	(24,644)
Balance - September 30, 2014	$15,936	$322,241	$(7,271)	$330,906
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(2)	$(8,054)	$9	$(8,047)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$(1,956)	$(1,956)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2014	$27,580	$344,248	$(2,490)	$369,338
Total unrealized gains
Included in net investment income	13,000	1,401	1,404	15,805
Included in other income (loss)	—	—	264	264
Total realized gains
Included in other income (loss)	—	—	225	225
Total foreign exchange losses	—	(2,273)	(34)	(2,307)
Purchases	—	37,817	(6,640)	31,177
Settlements	—	(58,952)	—	(58,952)
Net transfers out of Level 3	(24,644)	—	—	(24,644)
Balance - September 30, 2014	$15,936	$322,241	$(7,271)	$330,906
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$210	$1,401	$1,404	$3,015
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income (loss)	$—	$—	$264	$264

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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2015 were debt obligations of $969.2 million (December 31, 2014 - $249.5 million). At September 30, 2015, the fair value of the Company’s debt obligations was $988.9 million (December 31, 2014 – $279.0 million).
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

	September 30, 2015	December 31, 2014
Other investments	$483,958	$504,147
Other assets	$87,839	$5,664
Other liabilities	$10,887	$14,408

Included in net investment income for the three and nine months ended September 30, 2015 was net unrealized losses of $13.9 million and net unrealized losses of $10.7 million, respectively, related to the changes in fair value of other investments (2014 – losses of $6.0 million and gains of $2.9 million, respectively). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other income (loss) for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively.
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At September 30, 2015	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$226,000	$178,496	See below	See below	See below
Senior secured bank loan fund	22,345	3,182	See below	See below	See below
Hedge funds	2,390	—	See below	See below	See below
Total other investments measured using net asset valuations	$250,735	$181,678

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
Senior secured bank loan fund – At September 30, 2015, the Company had $22.3 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at September 30, 2015 were $2.4 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Premiums written
Direct	$31,781	$20,481	$96,934	$54,043
Assumed	337,861	180,511	1,578,283	1,363,749
Ceded	(102,822)	(41,279)	(495,685)	(461,325)
Net premiums written	$266,820	$159,713	$1,179,532	$956,467
Premiums earned
Direct	$26,040	$18,101	$70,547	$47,279
Assumed	456,957	354,142	1,307,932	1,090,129
Ceded	(120,609)	(113,264)	(339,503)	(331,479)
Net premiums earned	$362,388	$258,979	$1,038,976	$805,929
Claims and claim expenses
Gross claims and claim expenses incurred	$121,744	$76,973	$433,558	$242,187
Claims and claim expenses recovered	(21,716)	(7,326)	(87,333)	(32,237)
Net claims and claim expenses incurred	$100,028	$69,647	$346,225	$209,950

NOTE 7.     DEBT AND CREDIT FACILITIES
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.700% Senior Notes due 2025	$293,148	$299,430	$—	$—
5.75% Senior Notes due 2020	275,000	249,591	279,000	249,522
Series B 7.50% Senior Notes due 2017	272,033	271,407	—	—
4.750% Senior Notes due 2025 (DaVinciRe)	148,742	148,793	—	—
	$988,923	$969,221	$279,000	$249,522

3.700% Senior Notes due 2025 of RenaissanceRe Finance
On March 24, 2015, RenaissanceRe Finance issued $300.0 million of its 3.700% Senior Notes due April 1, 2025, with interest on the notes payable on April 1 and October 1 of each year. The notes are fully and unconditionally guaranteed by RenaissanceRe and may be redeemed by RenaissanceRe Finance prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed prior to January 1, 2025. The notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries.
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
5.75% Senior Notes due 2020 of RenRe North America Holdings Inc. (“RRNAH”) and RenaissanceRe Finance
On March 17, 2010, RenRe North America Holdings Inc. (“RRNAH”) issued $250.0 million of its 5.75% Senior Notes due March 15, 2020 (the “RRNAH Notes”), with interest on the notes payable on March 15 and September 15 of each year. RenaissanceRe Finance became a co-obligor of the notes as of July 3, 2015. The notes, which are senior obligations, are fully and unconditionally guaranteed by RenaissanceRe and may be redeemed prior to maturity, subject to the payment of a “make-whole” premium. The notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries.
Series B 7.50% Notes due 2017 of Platinum Underwriters Finance, Inc.
On November 2, 2005, Platinum Underwriters Finance, Inc. (“Platinum Finance”) issued $250.0 million in aggregate principal amount of its Series B 7.50% Notes due June 1, 2017 (the “Platinum Finance Notes”).
Interest on the Platinum Finance Notes is payable on June 1 and December 1 of each year. The Platinum Finance Notes, which are senior obligations, are fully and unconditionally guaranteed by RenaissanceRe, and may be redeemed by Platinum Finance prior to maturity, subject to the payment of a “make-whole” premium. The Platinum Finance Notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries.
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
Credit Facilities
A summary of the Company’s credit facilities is set forth below:

At September 30, 2015	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	160,341
Uncommitted Standby Letter of Credit Facility with NAB	—
Bilateral Letter of Credit Facility with Citibank Europe	150,680
Funds at Lloyd’s Letter of Credit Facilities with Citibank Europe
Renaissance Reinsurance	300,000
RenaissanceRe Specialty Risks	8,789
Total credit facilities in U.S. dollars	$619,810

Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance Master Reimbursement Agreement	£70,000
Total credit facilities in pound sterling	£70,000

RenaissanceRe Revolving Credit Facility
On May 15, 2015, RenaissanceRe entered into an amended and restated credit agreement with various banks and financial institutions (the “Revolving Credit Agreement”), which amended and restated the credit agreement, dated as of May 17, 2012, as amended. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $250.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $350.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Revolving Credit Agreement) plus a margin, as more fully set forth in the Revolving Credit Agreement. At September 30, 2015, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
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
At September 30, 2015, the Applicants had $160.3 million of letters of credit outstanding under the Standby Letter of Credit Agreement.
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
At September 30, 2015, the NAB Facility Applicants had $Nil outstanding under the NAB Standby Letter of Credit Agreement.
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
At September 30, 2015, $150.7 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $149.3 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Funds at Lloyd’s Letter of Credit Facilities
Effective November 24, 2014, Renaissance Reinsurance and CEP entered into a Second Amended and Restated Pledge Agreement (the “Renaissance Reinsurance Pledge Agreement”) in respect of its letter of credit facility with CEP which is evidenced by the Master Agreement, dated as of April 29, 2009 (the “Renaissance Reinsurance Master Agreement”), and which provides for the issuance and renewal of letters of credit that are used to support business written by Syndicate 1458. During the term of the Renaissance Reinsurance Master Agreement, Renaissance Reinsurance has agreed to pledge to CEP certain qualifying securities with a value (determined as provided in the Renaissance Reinsurance Pledge Agreement) that equals or exceeds the aggregate face amount of the then-outstanding letters of credit issued under the Renaissance Reinsurance Master Agreement. At September 30, 2015, letters of credit issued by CEP under the Renaissance Reinsurance Master Reimbursement Agreement were outstanding in the face amount of $300.0 million and £70.0 million, respectively.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into the Master Agreement (the “Specialty Risks Master Agreement” and, together with the Renaissance Reinsurance Master Agreement, the “Master Agreements”), which provides for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit that are used to support business written by Syndicate 1458, and a related Pledge Agreement (the “Specialty Risks Pledge Agreement” and, together with the Renaissance Reinsurance Pledge Agreement, the “Pledge Agreements”). During the term of the Specialty Risks Master Agreement, RenaissanceRe Specialty Risks has agreed to pledge to CEP certain qualifying securities with a value (determined as provided in the Specialty Risks Pledge Agreement) equal to the aggregate face amount of the then-outstanding letters of credit issued under the Specialty Risks Master Agreement. At September 30, 2015, letters of credit issued by CEP under the Specialty Risks Master Agreement were outstanding in the face amount of $8.8 million.
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
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2015	December 31, 2014
Redeemable noncontrolling interest - DaVinciRe	$906,010	$1,037,306
Redeemable noncontrolling interest - Medici	116,018	94,402
Redeemable noncontrolling interest	$1,022,028	$1,131,708

A summary of the Company’s noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Redeemable noncontrolling interest - DaVinciRe	$27,751	$28,136	$78,422	$105,022
Redeemable noncontrolling interest - Medici	3,402	2,341	4,560	4,301
Net income attributable to noncontrolling interests	$31,153	$30,477	$82,982	$109,323

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 26.3% at September 30, 2015 (December 31, 2014 - 23.4%).
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning balance	$879,266	$930,231	$1,037,306	$1,063,368
Redemption of shares from redeemable noncontrolling interest	(1,007)	(857)	(209,718)	(220,602)
Sale of shares to redeemable noncontrolling interests	—	38,854	—	48,576
Net income attributable to redeemable noncontrolling interest	27,751	28,136	78,422	105,022
Ending balance	$906,010	$996,364	$906,010	$996,364

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

2015
During the nine months ended September 30, 2015, third-party investors subscribed for and redeemed an aggregate of $36.1 million and $19.0 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 45.8%, effective September 30, 2015.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning balance	$109,546	$93,661	$94,402	$36,492
Redemption of shares from redeemable noncontrolling interest	(1,910)	(1,200)	(19,017)	(3,075)
Sale of shares to redeemable noncontrolling interests	4,980	—	36,073	57,084
Net income attributable to redeemable noncontrolling interest	3,402	2,341	4,560	4,301
Ending balance	$116,018	$94,802	$116,018	$94,802

NOTE 9. VARIABLE INTEREST ENTITIES
Upsilon Fund
Effective November 13, 2014, the Company incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is managed by RenaissanceRe Fund Management Ltd. in return for an expense override and profit commission.
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
2015
During the first nine months of 2015, Upsilon RFO returned capital to all of the investors who participated in risks incepting during 2014, including the Company. The total amount of capital agreed to be returned was $419.4 million, including $131.4 million related to the Company, with $418.5 million of this having been repaid to date, including $131.1 million related to the Company.
In conjunction with risks incepting during the first nine months of 2015, $155.4 million of Upsilon RFO non-voting preference shares were sold to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $42.2 million of the non-voting preference shares were acquired by the Company, representing a 20.5% participation in the risks assumed by Upsilon RFO incepting during the first nine months of 2015.
At September 30, 2015, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $250.3 million and $250.2 million, respectively (December 31, 2014 - $621.3 million and $621.3 million, respectively, including $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepted during the first quarter of 2015).
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At September 30, 2015, the total assets and total liabilities of Mona Lisa Re were $187.1 million and $187.1 million, respectively (December 31, 2014 - $184.0 million and $184.0 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $7.3 million and $5.0 million, respectively, during the nine months ended September 30, 2015 (2014 - $8.6 million and $6.3 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $5.4 million and $3.7 million, respectively, during the nine months ended September 30, 2015 (2014 - $6.9 million and $4.9 million, respectively).
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.30 per common share to common shareholders of record on March 13, 2015, June 15, 2015, and September 15, 2015, respectively, and RenaissanceRe paid a dividend of $0.30 per common share to common shareholders on March 31, 2015, June 30, 2015, and September 30, 2015, respectively. During the nine months ended September 30, 2015, the Company declared and paid $16.8 million in preference share dividends (2014 - $16.8 million) and $40.9 million in common share dividends (2014 - $34.8 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 6, 2015, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2015, the Company repurchased an aggregate of 2.0 million shares in open market transactions at an aggregate cost of $211.5 million, and at an average share price of $104.39. At September 30, 2015, $313.2 million remained available for repurchase under the Board authorized share repurchase program. See “Part II, Item 2 - Unregistered Sales of Equity Securities and use of Proceeds” and “Note 16. Subsequent Events” for additional information related to share repurchases.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(thousands of shares)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income available to RenaissanceRe common shareholders	$75,529	$67,815	$316,605	$339,570
Amount allocated to participating common shareholders (1)	(867)	(904)	(3,642)	(4,466)
Net income allocated to RenaissanceRe common shareholders	$74,662	$66,911	$312,963	$335,104
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	44,564	38,975	43,166	39,983
Per common share equivalents of employee stock options and restricted shares	349	458	365	595
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	44,913	39,433	43,531	40,578
Net income available to RenaissanceRe common shareholders per common share – basic	$1.68	$1.72	$7.25	$8.38
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.66	$1.70	$7.19	$8.26

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended September 30, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$81,692	$214,372	$73,578	$—	$369,642
Net premiums written	$55,182	$155,987	$55,651	$—	$266,820
Net premiums earned	$159,641	$146,213	$56,534	$—	$362,388
Net claims and claim expenses incurred	22,319	41,005	36,425	279	100,028
Acquisition expenses	14,048	50,432	13,654	(8)	78,126
Operational expenses	23,513	17,542	13,427	36	54,518
Underwriting income (loss)	$99,761	$37,234	$(6,972)	$(307)	129,716
Net investment income				28,338	28,338
Net foreign exchange gains				616	616
Equity in earnings of other ventures				5,730	5,730
Other income				2,306	2,306
Net realized and unrealized losses on investments				(41,138)	(41,138)
Corporate expenses				(7,502)	(7,502)
Interest expense				(10,362)	(10,362)
Income before taxes and noncontrolling interests					107,704
Income tax expense				4,573	4,573
Net income attributable to noncontrolling interests				(31,153)	(31,153)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$75,529

Net claims and claim expenses incurred – current accident year	$36,244	$96,737	$37,397	$—	$170,378
Net claims and claim expenses incurred – prior accident years	(13,925)	(55,732)	(972)	279	(70,350)
Net claims and claim expenses incurred – total	$22,319	$41,005	$36,425	$279	$100,028

Net claims and claim expense ratio – current accident year	22.7%	66.2%	66.1%		47.0%
Net claims and claim expense ratio – prior accident years	(8.7)%	(38.2)%	(1.7)%		(19.4)%
Net claims and claim expense ratio – calendar year	14.0%	28.0%	64.4%		27.6%
Underwriting expense ratio	23.5%	46.5%	47.9%		36.6%
Combined ratio	37.5%	74.5%	112.3%		64.2%

Nine months ended September 30, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$856,305	$498,676	$320,326	$(90)	$1,675,217
Net premiums written	$548,312	$399,769	$231,540	$(89)	$1,179,532
Net premiums earned	$466,113	$396,673	$176,279	$(89)	$1,038,976
Net claims and claim expenses incurred	85,289	166,655	93,951	330	346,225
Acquisition expenses	41,016	99,372	42,557	248	183,193
Operational expenses	65,966	49,579	39,086	181	154,812
Underwriting income (loss)	$273,842	$81,067	$685	$(848)	354,746
Net investment income				106,649	106,649
Net foreign exchange losses				(4,254)	(4,254)
Equity in earnings of other ventures				17,185	17,185
Other income				5,272	5,272
Net realized and unrealized losses on investments				(26,101)	(26,101)
Corporate expenses				(66,132)	(66,132)
Interest expense				(25,311)	(25,311)
Income before taxes and noncontrolling interests					362,054
Income tax benefit				54,319	54,319
Net income attributable to noncontrolling interests				(82,982)	(82,982)
Dividends on preference shares				(16,786)	(16,786)
Net income available to RenaissanceRe common shareholders					$316,605

Net claims and claim expenses incurred – current accident year	$127,702	$250,316	$93,778	$—	$471,796
Net claims and claim expenses incurred – prior accident years	(42,413)	(83,661)	173	330	(125,571)
Net claims and claim expenses incurred – total	$85,289	$166,655	$93,951	$330	$346,225

Net claims and claim expense ratio – current accident year	27.4%	63.1%	53.2%		45.4%
Net claims and claim expense ratio – prior accident years	(9.1)%	(21.1)%	0.1%		(12.1)%
Net claims and claim expense ratio – calendar year	18.3%	42.0%	53.3%		33.3%
Underwriting expense ratio	22.9%	37.6%	46.3%		32.6%
Combined ratio	41.2%	79.6%	99.6%		65.9%

(1) Included in gross premiums written in the Other category is the elimination of inter-segment gross premiums written of $0.1 million for the nine months ended September 30, 2015.

Three months ended September 30, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$68,252	$68,883	$63,857	$—	$200,992
Net premiums written	$41,807	$61,879	$56,027	$—	$159,713
Net premiums earned	$136,719	$63,473	$58,788	$(1)	$258,979
Net claims and claim expenses incurred	(666)	31,759	39,027	(473)	69,647
Acquisition expenses	9,131	15,806	12,614	(1)	37,550
Operational expenses	24,154	10,234	12,475	109	46,972
Underwriting income (loss)	$104,100	$5,674	$(5,328)	$364	104,810
Net investment income				24,941	24,941
Net foreign exchange gains				5,036	5,036
Equity in earnings of other ventures				9,806	9,806
Other loss				(1,169)	(1,169)
Net realized and unrealized losses on investments				(31,097)	(31,097)
Corporate expenses				(3,905)	(3,905)
Interest expense				(4,290)	(4,290)
Income before taxes and noncontrolling interests					104,132
Income tax expense				(245)	(245)
Net income attributable to noncontrolling interests				(30,477)	(30,477)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$67,815

Net claims and claim expenses incurred – current accident year	$9,661	$46,444	$38,882	$—	$94,987
Net claims and claim expenses incurred – prior accident years	(10,327)	(14,685)	145	(473)	(25,340)
Net claims and claim expenses incurred – total	$(666)	$31,759	$39,027	$(473)	$69,647

Net claims and claim expense ratio – current accident year	7.1%	73.2%	66.1%		36.7%
Net claims and claim expense ratio – prior accident years	(7.6)%	(23.2)%	0.3%		(9.8)%
Net claims and claim expense ratio – calendar year	(0.5)%	50.0%	66.4%		26.9%
Underwriting expense ratio	24.4%	41.1%	42.7%		32.6%
Combined ratio	23.9%	91.1%	109.1%		59.5%

Nine months ended September 30, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$924,046	$274,727	$219,019	$—	$1,417,792
Net premiums written	$534,994	$233,622	$187,848	$3	$956,467
Net premiums earned	$460,455	$186,691	$158,757	$26	$805,929
Net claims and claim expenses incurred	42,519	77,915	90,419	(903)	209,950
Acquisition expenses	34,063	44,052	33,303	(6,691)	104,727
Operational expenses	66,773	30,854	37,566	244	135,437
Underwriting income (loss)	$317,100	$33,870	$(2,531)	$7,376	355,815
Net investment income				98,430	98,430
Net foreign exchange gains				6,367	6,367
Equity in earnings of other ventures				21,237	21,237
Other loss				(1,642)	(1,642)
Net realized and unrealized gains on investments				10,958	10,958
Corporate expenses				(12,404)	(12,404)
Interest expense				(12,875)	(12,875)
Income before taxes and noncontrolling interests					465,886
Income tax expense				(207)	(207)
Net income attributable to noncontrolling interests				(109,323)	(109,323)
Dividends on preference shares				(16,786)	(16,786)
Net income available to RenaissanceRe common shareholders					$339,570

Net claims and claim expenses incurred – current accident year	$60,663	$113,809	$94,594	$—	$269,066
Net claims and claim expenses incurred – prior accident years	(18,144)	(35,894)	(4,175)	(903)	(59,116)
Net claims and claim expenses incurred – total	$42,519	$77,915	$90,419	$(903)	$209,950

Net claims and claim expense ratio – current accident year	13.2%	61.0%	59.6%		33.4%
Net claims and claim expense ratio – prior accident years	(4.0)%	(19.3)%	(2.6)%		(7.3)%
Net claims and claim expense ratio – calendar year	9.2%	41.7%	57.0%		26.1%
Underwriting expense ratio	21.9%	40.2%	44.6%		29.8%
Combined ratio	31.1%	81.9%	101.6%		55.9%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,092	478	$614	Other assets	$—	$614
Foreign currency forward contracts (1)	1,647	37	1,610	Other assets	—	1,610
Foreign currency forward contracts (2)	1,042	179	863	Other assets	—	863
Credit default swaps	549	47	502	Other assets	—	502
Total	$4,330	$741	$3,589		$—	$3,589

	Derivative Liabilities
At September 30, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$516	478	$38	Other liabilities	$38	$—
Foreign currency forward contracts (1)	9,101	2,965	6,136	Other liabilities	—	6,136
Foreign currency forward contracts (2)	202	179	23	Other liabilities	—	23
Credit default swaps	793	47	746	Other liabilities	363	383
Weather contract	3	—	3	Other liabilities	—	3
Total	$10,615	$3,669	$6,946		$401	$6,545

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$468	468	$—	Other assets	$—	$—
Foreign currency forward contracts (1)	5,740	1,737	4,003	Other assets	—	4,003
Foreign currency forward contracts (2)	3,959	648	3,311	Other assets	—	3,311
Credit default swaps	468	88	380	Other assets	310	70
Total	$10,635	$2,941	$7,694		$310	$7,384

	Derivative Liabilities
At December 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,037	468	$569	Other liabilities	$569	$—
Foreign currency forward contracts (1)	1,319	967	352	Other liabilities	—	352
Foreign currency forward contracts (2)	724	649	75	Other liabilities	—	75
Credit default swaps	251	88	163	Other liabilities	—	163
Weather contract	190	—	190	Other liabilities	190	—
Total	$3,521	$2,172	$1,349		$759	$590

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2015	2014
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(16,817)	$(1,805)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	817	(1,340)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	2,185	8,827
Credit default swaps	Net realized and unrealized (losses) gains on investments	195	(72)
Weather contract	Net realized and unrealized (losses) gains on investments	10	9
Call rights	Other income (loss)	—	(1,956)
Total		$(13,610)	$3,663

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2015	2014
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(1,441)	$(21,441)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(5,782)	769
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	7,978	7,486
Credit default swaps	Net realized and unrealized (losses) gains on investments	257	386
Weather contract	Net realized and unrealized (losses) gains on investments	180	1,404
Call rights	Other income (loss)	—	264
Total		$1,192	$(11,132)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2015.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At September 30, 2015, the Company had $1,048.7 million of notional long positions and $1,429.5 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2014 - $587.0 million and $617.4 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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

Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2015, the Company had outstanding underwriting related foreign currency contracts of $271.2 million in notional long positions and $257.1 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $144.8 million and $121.6 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2015, the Company had outstanding investment portfolio related foreign currency contracts of $34.1 million in notional long positions and $152.3 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $35.8 million and $150.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2015, the Company had outstanding credit derivatives of $2.2 million in notional long positions and $39.9 million in notional short positions, denominated in U.S. dollars (December 31, 2014 - $4.6 million and $19.4 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. At September 30, 2015, the Company had an outstanding weather contract with an insurance company of $1.9 million in a notional short position (December 31, 2014 - $2.2 million).
Call Rights
At September 30, 2014, the Company had an agreement with a counterparty that gave the counterparty the right to purchase shares the Company has in certain of its equity method investees at a price above the Company’s then carrying value for those investments. The agreement was considered a derivative for accounting purposes and the Company’s estimated fair value of the agreement was $0.3 million at September 30, 2014. The fair value was based on an internal valuation model which incorporated the estimated intrinsic value of the agreement, the time value of money, and the likelihood of the agreement being exercised and ultimately settled.
NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014, other than those discussed below and in “Note 7. Debt and Credit Facilities.”
Contingent Gain
During the second quarter of 2015, a decision was reached by the U.S. Court of Appeals for the District of Columbia Circuit in a case between the IRS and a Bermuda-based reinsurance company (the “Plaintiff”) in favor of the Plaintiff.  In deciding the case, the U.S. Court of Appeals concluded that federal excise tax does not apply to foreign to foreign retrocessions.  As a result of this decision by the U.S. Court of Appeals, it is possible the Company may recognize a gain in a future period, currently estimated to be a maximum of $8.5 million ($3.6 million relates to refunds governed by the District of Columbia Circuit).  The realization and recognition of the gain would be subject to the ultimate outcome of any future cases brought forth in other circuits, the application of the current decision by the IRS to the insurance industry and the Company’s specific facts and circumstances.
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

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at September 30, 2015 and December 31, 2014, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and condensed consolidating statements of cash flow for the nine months ended September 30, 2015 and 2014. Each of RRNAH, Platinum Finance and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. Refer to “Note 7. Debt and Credit Facilities” for information related to the Company’s debt obligations.
In the third quarter of 2015, and in connection with the Company’s acquisition of Platinum, the Company undertook a corporate reorganization of its entities under common control in order to optimize its operations. Under FASB ASC Topic Business Combinations, a reorganization of entities under common control, where the entity is considered a business, is required to be accounted for as a transfer of net assets at book value and reflected retroactively, with retrospective adjustment to prior period financial statements. As such, the comparative information included in “Note 15. Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries” has been reclassified to conform to the current organizational structure from the earliest period presented.
There was no impact to the Company’s consolidated balance sheets, statements of operations, statements of changes in shareholders’ equity and statements of cash flows presented herein.

Condensed Consolidating Balance Sheet at September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$201,274	$64,645	$264,262	$—	$8,469,583	$—	$8,999,764
Cash and cash equivalents	12,748	1,797	1,061	6,735	502,205	—	524,546
Investments in subsidiaries	4,142,941	45,473	928,866	1,238,826	—	(6,356,106)	—
Due from subsidiaries and affiliates	127,838	134,755	—	—	—	(262,593)	—
Premiums receivable	—	—	—	—	864,198	—	864,198
Prepaid reinsurance premiums	—	—	—	—	258,445	—	258,445
Reinsurance recoverable	—	—	—	—	141,416	—	141,416
Accrued investment income	815	100	306	—	39,634	—	40,855
Deferred acquisition costs	—	—	—	—	213,599	—	213,599
Receivable for investments sold	198	—	—	—	321,558	—	321,756
Other assets	376,693	35,177	18,694	118,267	(154,428)	(122,474)	271,929
Goodwill and other intangible assets	—	—	—	—	270,213	—	270,213
Total assets	$4,862,507	$281,947	$1,213,189	$1,363,828	$10,926,423	$(6,741,173)	$11,906,721
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,796,062	$—	$2,796,062
Unearned premiums	—	—	—	—	1,042,012	—	1,042,012
Debt	117,000	—	271,407	549,021	148,793	(117,000)	969,221
Amounts due to subsidiaries and affiliates	2,534	126	95	135,016	—	(137,771)	—
Reinsurance balances payable	—	—	—	—	533,174	—	533,174
Payable for investments purchased	13,171	—	—	—	589,405	—	602,576
Other liabilities	32,159	—	5,055	—	212,265	(5,474)	244,005
Total liabilities	164,864	126	276,557	684,037	5,321,711	(260,245)	6,187,050
Redeemable noncontrolling interest	—	—	—	—	1,022,028	—	1,022,028
Shareholders’ Equity
Total shareholders’ equity	4,697,643	281,821	936,632	679,791	4,582,684	(6,480,928)	4,697,643
Total liabilities, noncontrolling interests and shareholders’ equity	$4,862,507	$281,947	$1,213,189	$1,363,828	$10,926,423	$(6,741,173)	$11,906,721

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$137,006	$88,150	$6,518,594	$—	$6,743,750
Cash and cash equivalents	5,986	1,033	518,565	—	525,584
Investments in subsidiaries	3,509,974	51,812	—	(3,561,786)	—
Due from subsidiaries and affiliates	126,548	23	—	(126,571)	—
Premiums receivable	—	—	440,007	—	440,007
Prepaid reinsurance premiums	—	—	94,810	—	94,810
Reinsurance recoverable	—	—	66,694	—	66,694
Accrued investment income	—	121	26,388	—	26,509
Deferred acquisition costs	—	—	110,059	—	110,059
Receivable for investments sold	10	—	52,380	—	52,390
Other assets	112,400	1,242	123,661	(101,458)	135,845
Goodwill and other intangible assets	—	—	7,902	—	7,902
Total assets	$3,891,924	$142,381	$7,959,060	$(3,789,815)	$8,203,550
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,412,510	$—	$1,412,510
Unearned premiums	—	—	512,386	—	512,386
Debt	—	249,522	—	—	249,522
Amounts due to subsidiaries and affiliates	6,000	49,015	—	(55,015)	—
Reinsurance balances payable	—	—	454,580	—	454,580
Payable for investments purchased	—	—	203,021	—	203,021
Other liabilities	20,209	4,013	351,344	(1,458)	374,108
Total liabilities	26,209	302,550	2,933,841	(56,473)	3,206,127
Redeemable noncontrolling interest	—	—	1,131,708	—	1,131,708
Shareholders’ Equity
Total shareholders’ equity	3,865,715	(160,169)	3,893,511	(3,733,342)	3,865,715
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,891,924	$142,381	$7,959,060	$(3,789,815)	$8,203,550

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$362,388	$—	$362,388
Net investment income	6,051	319	1,428	352	26,283	(6,095)	28,338
Net foreign exchange gains (losses)	(8)	—	—	—	624	—	616
Equity in earnings of other ventures	—	—	—	—	5,730	—	5,730
Other income	—	—	—	—	5,517	(3,211)	2,306
Net realized and unrealized (losses) gains on investments	(1,752)	(3,094)	(19,046)	—	(17,246)	—	(41,138)
Total revenues	4,291	(2,775)	(17,618)	352	383,296	(9,306)	358,240
Expenses
Net claims and claim expenses incurred	—	—	—	—	100,028	—	100,028
Acquisition expenses	—	—	—	—	78,126	—	78,126
Operational expenses	1,224	227	2	1,253	51,812	—	54,518
Corporate expenses	4,490	11	3	138	2,860	—	7,502
Interest expense	351	—	1,476	6,407	5,691	(3,563)	10,362
Total expenses	6,065	238	1,481	7,798	238,517	(3,563)	250,536
Income (loss) before equity in net income (loss) of subsidiaries and taxes	(1,774)	(3,013)	(19,099)	(7,446)	144,779	(5,743)	107,704
Equity in net income (loss) of subsidiaries	82,898	1,965	19,407	10,747	—	(115,017)	—
Income (loss) before taxes	81,124	(1,048)	308	3,301	144,779	(120,760)	107,704
Income tax (expense) benefit	—	1,264	10,136	2,558	(9,385)	—	4,573
Net income (loss)	81,124	216	10,444	5,859	135,394	(120,760)	112,277
Net income attributable to noncontrolling interests	—	—	—	—	(31,153)	—	(31,153)
Net income (loss) attributable to RenaissanceRe	81,124	216	10,444	5,859	104,241	(120,760)	81,124
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income (loss) attributable to RenaissanceRe common shareholders	$75,529	$216	$10,444	$5,859	$104,241	$(120,760)	$75,529

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$81,124	$216	$10,444	$5,859	$135,394	$(120,760)	$112,277
Change in net unrealized gains on investments	—	—	—	—	(733)	—	(733)
Comprehensive income (loss)	81,124	216	10,444	5,859	134,661	(120,760)	111,544
Net income attributable to noncontrolling interests	—	—	—	—	(31,153)	—	(31,153)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(31,153)	—	(31,153)
Comprehensive income (loss) attributable to RenaissanceRe	$81,124	$216	$10,444	$5,859	$103,508	$(120,760)	$80,391

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,038,976	$—	$1,038,976
Net investment income	8,773	950	2,609	856	101,355	(7,894)	106,649
Net foreign exchange gains (losses)	(6)	—	—	—	(4,248)	—	(4,254)
Equity in earnings of other ventures	—	—	—	—	17,185	—	17,185
Other income	663	—	—	—	12,764	(8,155)	5,272
Net realized and unrealized (losses) gains on investments	(2,248)	(2,079)	(20,434)	—	(1,340)	—	(26,101)
Total revenues	7,182	(1,129)	(17,825)	856	1,164,692	(16,049)	1,137,727
Expenses
Net claims and claim expenses incurred	—	—	—	—	346,225	—	346,225
Acquisition expenses	—	—	—	—	183,193	—	183,193
Operational expenses	4,665	3,705	3	1,253	145,192	(6)	154,812
Corporate expenses	36,327	262	3	222	29,318	—	66,132
Interest expense	1,114	7,233	3,445	9,413	12,454	(8,348)	25,311
Total expenses	42,106	11,200	3,451	10,888	716,382	(8,354)	775,673
Income (loss) before equity in net income (loss) of subsidiaries and taxes	(34,924)	(12,329)	(21,276)	(10,032)	448,310	(7,695)	362,054
Equity in net income (loss) of subsidiaries	368,315	7,513	29,533	59,262	—	(464,623)	—
Income (loss) before taxes	333,391	(4,816)	8,257	49,230	448,310	(472,318)	362,054
Income tax (expense) benefit	—	34,012	7,990	3,511	8,806	—	54,319
Net income (loss)	333,391	29,196	16,247	52,741	457,116	(472,318)	416,373
Net income attributable to noncontrolling interests	—	—	—	—	(82,982)	—	(82,982)
Net income (loss) attributable to RenaissanceRe	333,391	29,196	16,247	52,741	374,134	(472,318)	333,391
Dividends on preference shares	(16,786)	—	—	—	—	—	(16,786)
Net income (loss) attributable to RenaissanceRe common shareholders	$316,605	$29,196	$16,247	$52,741	$374,134	$(472,318)	$316,605

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$333,391	$29,196	$16,247	$52,741	$457,116	$(472,318)	$416,373
Change in net unrealized gains on investments	—	—	—	—	(1,156)	—	(1,156)
Comprehensive income (loss)	333,391	29,196	16,247	52,741	455,960	(472,318)	415,217
Net income attributable to noncontrolling interests	—	—	—	—	(82,982)	—	(82,982)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(82,982)	—	(82,982)
Comprehensive income (loss) attributable to RenaissanceRe	$333,391	$29,196	$16,247	$52,741	$372,978	$(472,318)	$332,235

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$258,979	$—	$258,979
Net investment income	652	433	24,790	(934)	24,941
Net foreign exchange (losses) gains	(12)	—	5,048	—	5,036
Equity in earnings of other ventures	—	—	9,806	—	9,806
Other loss	—	—	(1,169)	—	(1,169)
Net realized and unrealized (losses) gains on investments	(52)	647	(31,692)	—	(31,097)
Total revenues	588	1,080	265,762	(934)	266,496
Expenses
Net claims and claim expenses incurred	—	—	69,647	—	69,647
Acquisition expenses	—	—	37,550	—	37,550
Operational expenses	(1,527)	1,560	47,006	(67)	46,972
Corporate expenses	3,325	60	520	—	3,905
Interest expense	—	3,617	673	—	4,290
Total expenses	1,798	5,237	155,396	(67)	162,364
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(1,210)	(4,157)	110,366	(867)	104,132
Equity in net income (loss) of subsidiaries	74,620	5,187	—	(79,807)	—
Income (loss) before taxes	73,410	1,030	110,366	(80,674)	104,132
Income tax benefit (expense)	—	3,091	(3,336)	—	(245)
Net income (loss)	73,410	4,121	107,030	(80,674)	103,887
Net income attributable to noncontrolling interests	—	—	(30,477)	—	(30,477)
Net income (loss) attributable to RenaissanceRe	73,410	4,121	76,553	(80,674)	73,410
Dividends on preference shares	(5,595)	—	—	—	(5,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$67,815	$4,121	$76,553	$(80,674)	$67,815

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$73,410	$4,121	$107,030	$(80,674)	$103,887
Change in net unrealized gains on investments	—	—	(89)	—	(89)
Comprehensive income (loss)	73,410	4,121	106,941	(80,674)	103,798
Net income attributable to noncontrolling interests	—	—	(30,477)	—	(30,477)
Comprehensive income attributable to noncontrolling interests	—	—	(30,477)	—	(30,477)
Comprehensive income (loss) attributable to RenaissanceRe	$73,410	$4,121	$76,464	$(80,674)	$73,321

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$805,929	$—	$805,929
Net investment income	2,013	1,352	97,869	(2,804)	98,430
Net foreign exchange (losses) gains	(5)	—	6,372	—	6,367
Equity in earnings of other ventures	—	—	21,237	—	21,237
Other loss	—	(8)	(1,634)	—	(1,642)
Net realized and unrealized gains on investments	32	5,364	5,562	—	10,958
Total revenues	2,040	6,708	935,335	(2,804)	941,279
Expenses
Net claims and claim expenses incurred	—	—	209,950	—	209,950
Acquisition expenses	—	—	104,727	—	104,727
Operational expenses	(3,643)	5,138	134,177	(235)	135,437
Corporate expenses	10,795	178	1,431	—	12,404
Interest expense	—	10,850	2,025	—	12,875
Total expenses	7,152	16,166	452,310	(235)	475,393
(Loss) income before equity in net income of subsidiaries and taxes	(5,112)	(9,458)	483,025	(2,569)	465,886
Equity in net income (loss) of subsidiaries	361,468	6,013	—	(367,481)	—
Income (loss) before taxes	356,356	(3,445)	483,025	(370,050)	465,886
Income tax benefit (expense)	—	3,737	(3,944)	—	(207)
Net income (loss)	356,356	292	479,081	(370,050)	465,679
Net income attributable to noncontrolling interests	—	—	(109,323)	—	(109,323)
Net income (loss) attributable to RenaissanceRe	356,356	292	369,758	(370,050)	356,356
Dividends on preference shares	(16,786)	—	—	—	(16,786)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$339,570	$292	$369,758	$(370,050)	$339,570

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$356,356	$292	$479,081	$(370,050)	$465,679
Change in net unrealized gains on investments	—	—	(302)	—	(302)
Comprehensive income (loss)	356,356	292	478,779	(370,050)	465,377
Net income attributable to noncontrolling interests	—	—	(109,323)	—	(109,323)
Comprehensive income attributable to noncontrolling interests	—	—	(109,323)	—	(109,323)
Comprehensive income (loss) attributable to RenaissanceRe	$356,356	$292	$369,456	$(370,050)	$356,054

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$(34,806)	$(2,814)	$(7,564)	$(11,756)	$219,087	$162,147
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	39,429	29,074	45,087	—	6,843,139	6,956,729
Purchases of fixed maturity investments trading	(119,725)	(42,840)	—	—	(7,032,228)	(7,194,793)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	6,741	6,741
Net sales (purchases) of equity investments trading	—	33,682	(274,567)	—	87,433	(153,452)
Net sales of short term investments	26,847	1,133	236,548	—	631,499	896,027
Net sales of other investments	—	—	—	—	7,033	7,033
Net purchases of investments in other ventures	—	—	—	—	(45)	(45)
Net sales of other assets	—	—	—	—	4,500	4,500
Dividends and return of capital from subsidiaries	1,260,632	180,000	—	20,800	(1,461,432)	—
Contributions to subsidiaries	(287,889)	(13,850)	—	(185,000)	486,739	—
Due (from) to subsidiary	281,726	(183,621)	20	(116,709)	18,584	—
Net purchase of Platinum	(904,433)	—	1,537	—	224,744	(678,152)
Net cash provided by (used in) investing activities	296,587	3,578	8,625	(280,909)	(183,293)	(155,412)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(40,883)	—	—	—	—	(40,883)
Dividends paid – preference shares	(16,786)	—	—	—	—	(16,786)
RenaissanceRe common share repurchases	(197,350)	—	—	—	—	(197,350)
Net issuance of debt	—	—	—	299,400	146,189	445,589
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(187,339)	(187,339)
Net cash (used in) provided by financing activities	(255,019)	—	—	299,400	(41,150)	3,231
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(11,004)	(11,004)
Net increase (decrease) in cash and cash equivalents	6,762	764	1,061	6,735	(16,360)	(1,038)
Cash and cash equivalents, beginning of period	5,986	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of period	$12,748	$1,797	$1,061	$6,735	$502,205	$524,546

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(1,893)	$(17,965)	$413,247	$393,389
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	59,575	10,484	5,826,271	5,896,330
Purchases of fixed maturity investments trading	(83,444)	—	(5,760,057)	(5,843,501)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	6,076	6,076
Net purchases of equity investments trading	—	6,496	(40,421)	(33,925)
Net sales (purchases) of short term investments	126,121	(3,368)	(101,175)	21,578
Net sales of other investments	—	—	74,706	74,706
Net sales of investments in other ventures	—	—	1,030	1,030
Net sales of other assets	—	—	6,000	6,000
Dividends and return of capital from subsidiaries	665,872	7,605	(673,477)	—
Contributions to subsidiaries	(244,925)	(1,949)	246,874	—
Due to (from) subsidiaries	74	(3,757)	3,683	—
Net cash provided by (used in) investing activities	523,273	15,511	(410,490)	128,294
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(34,834)	—	—	(34,834)
Dividends paid – preference shares	(16,786)	—	—	(16,786)
RenaissanceRe common share repurchases	(475,343)	—	—	(475,343)
Net third party redeemable noncontrolling interest share transactions	—	—	(107,091)	(107,091)
Net cash used in financing activities	(526,963)	—	(107,091)	(634,054)
Effect of exchange rate changes on foreign currency cash	—	—	4,886	4,886
Net decrease in cash and cash equivalents	(5,583)	(2,454)	(99,448)	(107,485)
Cash and cash equivalents, beginning of period	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of period	$3,213	$1,573	$295,761	$300,547
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 16. SUBSEQUENT EVENTS
Subsequent to September 30, 2015 and through the period ended November 3, 2015, the Company repurchased 286 thousand common shares in open market transactions at an aggregate cost of $30.6 million and at an average share price of $107.11.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014, respectively. The following also includes a discussion of our liquidity and capital resources at September 30, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2014. Our results of operations for the three and nine months ended September 30, 2015 include the results of operations of Platinum for the period from March 2, 2015 through September 30, 2015. Refer to “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Specialty Reinsurance Segment
We write specialty reinsurance for our own account and for DaVinci, covering principally certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk that we assume. Our portfolio includes various classes of business, such as aviation, casualty clash, catastrophe exposed workers’ compensation, crop, energy, financial guaranty, financial liability, marine, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including cyber, directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. The acquisition of Platinum has accelerated our strategy with respect to specialty reinsurance and we could experience growth in lines of business such as automobile liability, accident and health and traditional workers compensation, and increase our presence within certain existing lines of business, including casualty clash, general liability, professional indemnity and other financial lines of business.
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
Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our investment unit which manages and invests the funds generated by our consolidated operations; (3) corporate expenses, capital services costs, certain expenses related to the acquisition of Platinum and noncontrolling interests; (4) the results of our discontinued operations; and (5) the remnants of our Bermuda-based insurance operations.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2015 compared to the third quarter of 2014.

Three months ended September 30,	2015	2014	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$369,642	$200,992	$168,650
Net premiums written	$266,820	$159,713	$107,107
Net premiums earned	$362,388	$258,979	$103,409
Net claims and claim expenses incurred	100,028	69,647	30,381
Acquisition expenses	78,126	37,550	40,576
Operational expenses	54,518	46,972	7,546
Underwriting income	$129,716	$104,810	$24,906

Net investment income	$28,338	$24,941	$3,397
Net realized and unrealized losses on investments	(41,138)	(31,097)	(10,041)
Change in net unrealized gains on fixed maturity investments available for sale	(243)	(302)	59
Total investment result	$(13,043)	$(6,458)	$(6,585)

Net income	$112,277	$103,887	$8,390
Net income available to RenaissanceRe common shareholders	$75,529	$67,815	$7,714

Net income available to RenaissanceRe common shareholders per common share – diluted	$1.66	$1.70	$(0.04)
Dividends per common share	$0.30	$0.29	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	47.0%	36.7%	10.3%
Net claims and claim expense ratio – prior accident years	(19.4)%	(9.8)%	(9.6)%
Net claims and claim expense ratio – calendar year	27.6%	26.9%	0.7%
Underwriting expense ratio	36.6%	32.6%	4.0%
Combined ratio	64.2%	59.5%	4.7%

Return on average common equity - annualized	6.9%	8.0%	(1.1)%

Book value	September 30, 2015	June 30, 2015	Change
Book value per common share	$97.41	$96.43	$0.98
Accumulated dividends per common share	15.18	14.88	0.30
Book value per common share plus accumulated dividends	$112.59	$111.31	$1.28
Change in book value per common share plus change in accumulated dividends	1.3%

Balance sheet highlights	September 30, 2015	June 30, 2015	Change
Total assets	$11,906,721	$12,053,186	$(146,465)
Total shareholders’ equity attributable to RenaissanceRe	$4,697,643	$4,836,944	$(139,301)

Net income available to RenaissanceRe common shareholders was $75.5 million in the third quarter of 2015, compared to $67.8 million in the third quarter of 2014, an increase of $7.7 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2015, we generated an annualized return on average common equity of 6.9% and our book value per common share increased from $96.43 at June 30, 2015 to $97.41 at September 30, 2015, a 1.3% increase, after considering the change in accumulated dividends paid to our common shareholders and the impact of 1.9 million common shares being repurchased in open market transactions, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the third quarter of 2015, on a comparative basis to the third quarter of 2014, include:

•
Higher Underwriting Income - underwriting income of $129.7 million and a combined ratio of 64.2% in the third quarter of 2015, compared to $104.8 million and 59.5% in the third quarter of 2014, respectively; partially offset by

•
Net Negative Impact - we recorded a net negative impact from the explosion in Tianjin, China (the “Tianjin Explosion”) of $26.0 million, as described further below under “Net Negative Impact of the Tianjin Explosion”; and

•
Lower Investment Results - our total investment result was a loss of $13.0 million in the third quarter of 2015, which includes the sum of net investment income, net realized and unrealized (losses) gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to a loss of $6.5 million in the third quarter of 2014. The total investment result during the third quarter of 2015 was primarily driven by net realized and unrealized losses in our portfolio of equity investments trading as a result of the broad downturn in equity markets during the quarter and net realized and unrealized losses on investments-related derivatives related to the falling interest rate environment. Offsetting these items were net realized and unrealized gains and an increase in net investment income in our portfolio of fixed maturity investments driven by falling interest rates across the yield curve in that portfolio and an increase in average invested assets, respectively.

Net Negative Impact of the Tianjin Explosion
Net negative impact from the Tianjin Explosion includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, profit commissions and redeemable noncontrolling interests. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and modeling techniques. Given the magnitude and recent occurrence of this event, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from this event. Accordingly, our actual net negative impact from this event will vary from these preliminary estimates, perhaps materially so. Changes in these estimates will be recorded in the period in which they occur.

See the financial data below for additional information detailing the net negative impact of the Tianjin Explosion on our consolidated financial statements for the third quarter of 2015.

Three months ended September 30, 2015	Tianjin Explosion
(in thousands, except percentages)
Net claims and claim expenses incurred	$(31,311)
Reinstatement premiums earned	4,191
Lost profit commissions	(962)
Net negative impact on underwriting result	(28,082)
Redeemable noncontrolling interest	2,054
Net negative impact	$(26,028)
Percentage point impact on consolidated combined ratio	8.3

Net negative impact on Catastrophe Reinsurance segment underwriting result	$(19,065)
Net negative impact on Specialty Reinsurance segment underwriting result	(7,017)
Net negative impact on Lloyd's segment underwriting result	(2,000)
Net negative impact on underwriting result	$(28,082)

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Three months ended September 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$81,692	$68,252	$13,440
Net premiums written	$55,182	$41,807	$13,375
Net premiums earned	$159,641	$136,719	$22,922
Net claims and claim expenses incurred	22,319	(666)	22,985
Acquisition expenses	14,048	9,131	4,917
Operational expenses	23,513	24,154	(641)
Underwriting income	$99,761	$104,100	$(4,339)

Net claims and claim expenses incurred – current accident year	$36,244	$9,661	$26,583
Net claims and claim expenses incurred – prior accident years	(13,925)	(10,327)	(3,598)
Net claims and claim expenses incurred – total	$22,319	$(666)	$22,985

Net claims and claim expense ratio – current accident year	22.7%	7.1%	15.6%
Net claims and claim expense ratio – prior accident years	(8.7)%	(7.6)%	(1.1)%
Net claims and claim expense ratio – calendar year	14.0%	(0.5)%	14.5%
Underwriting expense ratio	23.5%	24.4%	(0.9)%
Combined ratio	37.5%	23.9%	13.6%

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2015, our Catastrophe Reinsurance segment gross premiums written increased by $13.4 million, or 19.7%, to $81.7 million, compared to $68.3 million in the third quarter of 2014. Market conditions remained challenging during the third quarter of 2015, and we continued to exercise underwriting discipline given prevailing terms and conditions, resulting in decreased gross premiums written on certain programs and transactions, offset in part by increased demand and growth in certain areas, including some new programs which provided opportunities for growth we believed to be attractive, as well as premium from the acquired Platinum operations.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment were relatively flat at $26.5 million in the third quarter of 2015, compared to $26.4 million in the third quarter of 2014, primarily reflecting relatively consistent purchases and pricing of our portfolio of retrocessional reinsurance.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $99.8 million in the third quarter of 2015, compared to $104.1 million in the third quarter of 2014, a decrease of $4.3 million. In the third quarter of 2015, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 14.0%, an underwriting expense ratio of 23.5% and a combined ratio of 37.5%, compared to (0.5)%, 24.4% and 23.9%, respectively, in the third quarter of 2014.
The $4.3 million decrease in underwriting income in our Catastrophe Reinsurance segment in the third quarter of 2015, compared to the third quarter of 2014, was primarily driven by a $23.0 million increase in net claims and claim expenses and a $4.3 million increase in underwriting expenses, partially offset by a $22.9 million increase in net premiums earned. The $23.0 million increase in net claims and claim expenses is comprised of a $26.6 million increase in current accident year net claims and claim expenses driven by $21.7 million of net claims and claim expenses related to the Tianjin Explosion, partially offset by a $3.6 million increase in favorable development on prior accident year net claims and claim expenses. The Tianjin Explosion had a net negative impact on the Catastrophe Reinsurance segment’s underwriting result of $19.1 million in the third quarter of 2015, and added 14.7 percentage points to the combined ratio.
We experienced $13.9 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment during the third quarter of 2015, compared to $10.3 million in the third quarter of 2014, principally driven by $7.2 million related to a number of 2014 U.S. weather events and $2.8 million related to the 2011 Thailand Floods, with the remainder related to a number of other catastrophe events.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $20.0 million and $20.0 million in the third quarter of 2015 and 2014, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 12.5% and 14.6%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $30.8 million and $32.4 million in the third quarter of 2015 and 2014, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Three months ended September 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$214,372	$68,883	$145,489
Net premiums written	$155,987	$61,879	$94,108
Net premiums earned	$146,213	$63,473	$82,740
Net claims and claim expenses incurred	41,005	31,759	9,246
Acquisition expenses	50,432	15,806	34,626
Operational expenses	17,542	10,234	7,308
Underwriting income	$37,234	$5,674	$31,560

Net claims and claim expenses incurred – current accident year	$96,737	$46,444	$50,293
Net claims and claim expenses incurred – prior accident years	(55,732)	(14,685)	(41,047)
Net claims and claim expenses incurred – total	$41,005	$31,759	$9,246

Net claims and claim expense ratio – current accident year	66.2%	73.2%	(7.0)%
Net claims and claim expense ratio – prior accident years	(38.2)%	(23.2)%	(15.0)%
Net claims and claim expense ratio – calendar year	28.0%	50.0%	(22.0)%
Underwriting expense ratio	46.5%	41.1%	5.4%
Combined ratio	74.5%	91.1%	(16.6)%

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2015, our Specialty Reinsurance segment gross premiums written increased $145.5 million, or 211.2%, to $214.4 million, compared to $68.9 million in the third quarter of 2014, primarily driven by increases across our casualty and specialty credit lines of business, principally driven by the acquisition of Platinum and new business opportunities, respectively. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at September 30, 2015 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in many of our comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $37.2 million in the third quarter of 2015, compared to $5.7 million in the third quarter of 2014. In the third quarter of 2015, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 28.0%, an underwriting expense ratio of 46.5% and a combined ratio of 74.5%, compared to 50.0%, 41.1% and 91.1%, respectively, in the third quarter of 2014.
Impacting underwriting income in the Specialty Reinsurance segment for the third quarter of 2015, compared to the third quarter of 2014, was an $82.7 million increase in net premiums earned as a result of higher gross premiums written during the preceding twelve months and a $41.0 million increase in favorable development on prior accident years net claims and claim expenses; partially offset by a $41.9 million increase in underwriting expenses and a $50.3 million increase in current accident year net claims and claim expenses related to a higher level of attritional losses, each principally due to the increase in gross premiums written. In addition, current accident year net claims and claim expenses included $7.7 million related to the Tianjin Explosion. Also included in the Specialty Reinsurance segment’s underwriting results for the third quarter of 2015 is the restructure and renewal of a large multi-year transaction which increased gross premiums written by $39.5 million, reduced net claims and claim expenses by $13.0 million, including $10.4 million of favorable development on prior accident years net claims and claim expenses, and increased net acquisition expenses by $14.8 million. The corresponding impact on the Specialty Reinsurance segment’s net claims and claim expense ratio and underwriting expense ratio for the third quarter of 2015 was a decrease of 10.3 percentage points and an increase of 9.3 percentage points, respectively. The net impact on the Specialty Reinsurance segment’s underwriting result of the above transaction was $3.5 million of underwriting income for the third quarter of 2015.
Our Specialty Reinsurance segment experienced $55.7 million of favorable development on prior accident years net claims and claim expenses in the third quarter of 2015, compared to $14.7 million in the third quarter of 2014, principally as a result of better than expected claims emergence.
The underwriting expense ratio in our Specialty Reinsurance segment increased 5.4 percentage points to 46.5% in the third quarter of 2015, compared to 41.1% in the third quarter of 2014, primarily due to the large multi-year transaction noted above. In addition, operating expenses increased in our Specialty Reinsurance segment due to the acquisition of Platinum.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Three months ended September 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$73,578	$63,857	$9,721
Net premiums written	$55,651	$56,027	$(376)
Net premiums earned	$56,534	$58,788	$(2,254)
Net claims and claim expenses incurred	36,425	39,027	(2,602)
Acquisition expenses	13,654	12,614	1,040
Operational expenses	13,427	12,475	952
Underwriting loss	$(6,972)	$(5,328)	$(1,644)

Net claims and claim expenses incurred – current accident year	$37,397	$38,882	$(1,485)
Net claims and claim expenses incurred – prior accident years	(972)	145	(1,117)
Net claims and claim expenses incurred – total	$36,425	$39,027	$(2,602)

Net claims and claim expense ratio – current accident year	66.1%	66.1%	—%
Net claims and claim expense ratio – prior accident years	(1.7)%	0.3%	(2.0)%
Net claims and claim expense ratio – calendar year	64.4%	66.4%	(2.0)%
Underwriting expense ratio	47.9%	42.7%	5.2%
Combined ratio	112.3%	109.1%	3.2%
			1,000
Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $9.7 million, or 15.2%, to $73.6 million in the third quarter of 2015, compared to $63.9 million in the third quarter of 2014, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging market conditions.
Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $7.0 million and a combined ratio of 112.3% in the third quarter of 2015, compared to an underwriting loss of $5.3 million and a combined ratio of 109.1% in the third quarter of 2014. Impacting the underwriting loss in the Lloyd’s segment during the third quarter of 2015 was a $2.3 million decrease in net premiums earned driven by an increase in ceded premiums earned and a $2.0 million increase in underwriting expenses, partially offset by a $2.6 million decrease in net claims and claim expenses. The increase in acquisition expenses was primarily the result of the increase in gross premiums written noted above. Also impacting acquisition expenses was the increased proportion of quota share and delegated authority business written, which generally carry higher acquisition expenses, compared to non-proportional business.
The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $1.0 million during the third quarter of 2015 is principally due to reported claims activity coming in relatively in line with expectations on prior accident years events.
Net Investment Income

Three months ended September 30,	2015	2014	Change
(in thousands)
Fixed maturity investments	$37,023	$24,519	$12,504
Short term investments	267	251	16
Equity investments trading	1,791	736	1,055
Other investments
Hedge funds and private equity investments	(14,505)	(3,320)	(11,185)
Other	7,261	5,547	1,714
Cash and cash equivalents	80	116	(36)
	31,917	27,849	4,068
Investment expenses	(3,579)	(2,908)	(671)
Net investment income	$28,338	$24,941	$3,397

Net investment income was $28.3 million in the third quarter of 2015, compared to $24.9 million in the third quarter of 2014. Impacting our net investment income in the third quarter of 2015 was higher net investment income in our portfolio of fixed maturity investments and our portfolio of equity investments trading, each driven primarily by higher average invested assets, in part due to the acquisition of Platinum on March 2, 2015, partially offset by lower returns in our portfolio of private equity investments as a result of the weaker returns in the broader equity markets.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $13.9 million in the third quarter of 2015, compared to unrealized losses of $6.0 million in the third quarter of 2014.
Net Realized and Unrealized Losses on Investments

Three months ended September 30,	2015	2014	Change
(in thousands)
Gross realized gains	$9,160	$7,962	$1,198
Gross realized losses	(13,720)	(2,720)	(11,000)
Net realized (losses) gains on fixed maturity investments	(4,560)	5,242	(9,802)
Net unrealized gains (losses) on fixed maturity investments trading	10,208	(36,600)	46,808
Net realized and unrealized losses on investments-related derivatives	(16,612)	(1,868)	(14,744)
Net realized (losses) gains on equity investments trading	(114)	3,523	(3,637)
Net unrealized losses on equity investments trading	(30,060)	(1,394)	(28,666)
Net realized and unrealized losses on investments	$(41,138)	$(31,097)	$(10,041)

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
Net realized and unrealized losses on investments were $41.1 million in the third quarter of 2015, compared to net realized and unrealized losses of $31.1 million in the third quarter of 2014, an increase of $10.0 million. Included in net realized and unrealized losses on investments are the following components:

•
net realized and unrealized losses on equity investments trading of $30.2 million in the third quarter of 2015, compared to net realized and unrealized gains of $2.1 million in the third quarter of 2014, which losses were driven by negative returns in the broader equity markets in the third quarter of 2015; and

•	net realized and unrealized losses on investments-related derivatives increased $14.7 million, to a loss of $16.6 million, related to the decreasing interest rate environment; partially offset by

•
a corresponding improvement in our net unrealized gains on our fixed maturity investments trading of $46.8 million to net unrealized gains of $10.2 million during the third quarter of 2015, compared to net unrealized losses of $36.6 million in the third quarter of 2014, primarily driven by a decreasing interest rate environment at the long end of the yield curve during the third quarter of 2015 and an increase in average invested assets.

Equity in Earnings of Other Ventures

Three months ended September 30,	2015	2014	Change
(in thousands)
Tower Hill Companies	$4,135	$6,912	$(2,777)
Top Layer Re	1,738	3,108	(1,370)
Other	(143)	(214)	71
Total equity in earnings of other ventures	$5,730	$9,806	$(4,076)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $5.7 million in the third quarter of 2015, compared to $9.8 million in the third quarter of 2014, with the decrease driven by lower profitability in the Tower Hill Companies and Top Layer Re.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income (Loss)

Three months ended September 30,	2015	2014	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$1,749	$239	$1,510
Other items	557	(1,408)	1,965
Total other income (loss)	$2,306	$(1,169)	$3,475

In the third quarter of 2015, we generated other income of $2.3 million, compared to an other loss of $1.2 million in the third quarter of 2014.

Corporate Expenses

Three months ended September 30,	2015	2014	Change
(in thousands)
Total corporate expenses	$7,502	$3,905	$3,597

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $7.5 million in the third quarter of 2015, compared to $3.9 million in the third quarter of 2014. The $3.6 million increase in corporate expenses was primarily due to $3.4 million of expenses associated with the acquisition and integration of Platinum.
Net Income Attributable to Noncontrolling Interests

Three months ended September 30,	2015	2014	Change
(in thousands)
Net income attributable to noncontrolling interests	$(31,153)	$(30,477)	$(676)

Our net income attributable to the noncontrolling interests was $31.2 million in the third quarter of 2015, compared to $30.5 million in the third quarter of 2014. Our ownership in DaVinciRe was 26.3% at September 30, 2015, compared to 26.5% at September 30, 2014. We expect our ownership in DaVinciRe to fluctuate over time.
Income Tax Benefit (Expense)

Three months ended September 30,	2015	2014	Change
(in thousands)
Income tax benefit (expense)	$4,573	$(245)	$4,818

We recognized an income tax benefit of $4.6 million in the third quarter of 2015, compared to an income tax expense of $0.2 million in the third quarter of 2014.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Nine months ended September 30,	2015	2014	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,675,217	$1,417,792	$257,425
Net premiums written	$1,179,532	$956,467	$223,065
Net premiums earned	$1,038,976	$805,929	$233,047
Net claims and claim expenses incurred	346,225	209,950	136,275
Acquisition expenses	183,193	104,727	78,466
Operational expenses	154,812	135,437	19,375
Underwriting income	$354,746	$355,815	$(1,069)

Net investment income	$106,649	$98,430	$8,219
Net realized and unrealized (losses) gains on investments	(26,101)	10,958	(37,059)
Change in net unrealized gains on fixed maturity investments available for sale	(986)	(563)	(423)
Total investment result	$79,562	$108,825	$(29,263)

Net income	$416,373	$465,679	$(49,306)
Net income available to RenaissanceRe common shareholders	$316,605	$339,570	$(22,965)

Net income available to RenaissanceRe common shareholders per common share – diluted	$7.19	$8.26	$(1.07)
Dividends per common share	$0.90	$0.87	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	45.4%	33.4%	12.0%
Net claims and claim expense ratio – prior accident years	(12.1)%	(7.3)%	(4.8)%
Net claims and claim expense ratio – calendar year	33.3%	26.1%	7.2%
Underwriting expense ratio	32.6%	29.8%	2.8%
Combined ratio	65.9%	55.9%	10.0%

Return on average common equity - annualized	10.2%	13.3%	(3.1)%

Book value	September 30, 2015	December 31, 2014	Change
Book value per common share	$97.41	$90.15	$7.26
Accumulated dividends per common share	15.18	14.28	0.90
Book value per common share plus accumulated dividends	$112.59	$104.43	$8.16
Change in book value per common share plus change in accumulated dividends	9.1%

Balance sheet highlights	September 30, 2015	December 31, 2014	Change
Total assets	$11,906,721	$8,203,550	$3,703,171
Total shareholders’ equity attributable to RenaissanceRe	$4,697,643	$3,865,715	$831,928

Net income available to RenaissanceRe common shareholders was $316.6 million in the first nine months of 2015, compared to $339.6 million in the first nine months of 2014, a decrease of $23.0 million. As a result of our net income available to RenaissanceRe common shareholders in the first nine months of 2015, we generated an annualized return on average common equity of 10.2% and our book value per common share increased from $90.15 at December 31, 2014 to $97.41 at September 30, 2015, a 9.1% increase, after considering the change in accumulated dividends paid to our common shareholders, the impact of 2.0 million common shares being repurchased in open market transactions, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, and the impact of the issuance of 7.4 million our common shares in connection with the acquisition of Platinum, as discussed below and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Impact of Platinum Acquisition on Liquidity and Capital Resources.”
The most significant events affecting our financial performance during the first nine months of 2015, on a comparative basis to the first nine months of 2014, include:

•
Higher Corporate Expenses - our corporate expenses increased $53.7 million to $66.1 million in the first nine months of 2015, compared to $12.4 million in the first nine months of 2014, primarily due to $51.9 million of corporate expenses associated with the acquisition and integration of Platinum; and

•
Lower Investment Results - our total investment result of $79.6 million in the first nine months of 2015, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, decreased $29.3 million from $108.8 million in the first nine months of 2014. The decrease in the total investment result was primarily driven by widening credit spreads in our portfolio of fixed maturity investments, combined with net unrealized losses in our portfolio of equity investments trading and private equity investments principally driven by weaker returns in the broader equity markets during the first nine months of 2015 compared to the first nine months of 2014;

•
Relatively Flat Underwriting Income - our underwriting income of $354.7 million in the first nine months of 2015 was relatively flat compared to $355.8 million in the first nine months of 2014; partially offset by

•
Income Tax Benefit - we recognized an income tax benefit of $54.3 million in the first nine months of 2015, compared to an income tax expense of $207 thousand in the first nine months of 2014, primarily as a result of a reduction in our U.S.-based deferred tax asset valuation allowance from $47.4 million to $Nil in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum on March 2, 2015; and

•
Lower Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $83.0 million in the first nine months of 2015, compared to $109.3 million in the first nine months of 2014, principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at September 30, 2015, compared to 26.5% at September 30, 2014.

Acquisition of Platinum
During the first nine months of 2015, we recorded $51.9 million of corporate expenses associated with the acquisition of Platinum, comprised of $12.6 million of transaction-related expenses, $4.5 million of integration-related expenses and $34.8 million of compensation-related expenses. In addition, we recognized $83.6 million of identifiable intangible assets and $191.7 million of goodwill in connection with the acquisition of Platinum. Also during the first nine months of 2015, we recognized an income tax benefit of $47.4 million related to a reduction in our U.S. deferred tax asset valuation allowance as a result of expected profits in our U.S.-based operations.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Nine months ended September 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$856,305	$924,046	$(67,741)
Net premiums written	$548,312	$534,994	$13,318
Net premiums earned	$466,113	$460,455	$5,658
Net claims and claim expenses incurred	85,289	42,519	42,770
Acquisition expenses	41,016	34,063	6,953
Operational expenses	65,966	66,773	(807)
Underwriting income	$273,842	$317,100	$(43,258)

Net claims and claim expenses incurred – current accident year	$127,702	$60,663	$67,039
Net claims and claim expenses incurred – prior accident years	(42,413)	(18,144)	(24,269)
Net claims and claim expenses incurred – total	$85,289	$42,519	$42,770

Net claims and claim expense ratio – current accident year	27.4%	13.2%	14.2%
Net claims and claim expense ratio – prior accident years	(9.1)%	(4.0)%	(5.1)%
Net claims and claim expense ratio – calendar year	18.3%	9.2%	9.1%
Underwriting expense ratio	22.9%	21.9%	1.0%
Combined ratio	41.2%	31.1%	10.1%

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2015, our Catastrophe Reinsurance segment gross premiums written decreased by $67.7 million, or 7.3%, to $856.3 million, compared to $924.0 million in the first nine months of 2014. Market conditions remained challenging during the first nine months of 2015, and we continued to exercise underwriting discipline given prevailing terms and conditions, resulting in decreased gross premiums written on certain programs and transactions, offset in part by increased demand and growth in certain areas, including some new programs which provided opportunities for growth we believed to be attractive. These new programs included the FHCF risk transfer program which we are a substantial participant in, and market opportunities arising as a result of the assumption of risk by domestic Florida private insurance companies from Citizens, which in general increases the amount of ultimate private reinsurance protection purchased in connection with the underlying individual risk.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment decreased $81.1 million to $308.0 million in the first nine months of 2015, compared to $389.1 million in the first nine months of 2014, primarily reflecting a reduction in purchases of retrocessional reinsurance driven by reduced gross premiums written, as noted above, $32.4 million of premiums ceded to company-sponsored third party capital vehicles in the first nine months of 2015, compared to $65.5 million the first nine months of 2014, and a reduction in pricing on our portfolio of retrocessional reinsurance.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $273.8 million in the first nine months of 2015, compared to $317.1 million in the first nine months of 2014, a decrease of $43.3 million. In the first nine months of 2015, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 18.3%, an underwriting expense ratio of 22.9% and a combined ratio of 41.2%, compared to 9.2%, 21.9% and 31.1%, respectively, in the first nine months of 2014.
The $43.3 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first nine months of 2015, compared to the first nine months of 2014, was principally driven by a $42.8 million increase in net claims and claim expenses, comprised of a $67.0 million increase in current accident year net claims and claim expenses, partially offset by a $24.3 million increase in favorable development on prior accident year net claims and claim expenses. Included in current accident year net claims and claim expenses is $27.3 million related to a number of U.S. winter storms, $21.7 million related to the Tianjin Explosion and $21.2 million related to a U.S. wind and thunderstorm event, with the remainder due to a number of other smaller catastrophe events. The net negative impact of the Tianjin Explosion on the Catastrophe Reinsurance segment’s underwriting result was $19.1 million in the first nine months of 2015, and added 5.1 percentage points to the combined ratio.
During the first nine months of 2015, we experienced $42.4 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $18.1 million in the first nine months of 2014. The favorable development on prior accident years net claims and claim expenses in the first nine months of 2015 was principally driven by $23.5 million related to 2014 U.S. winter storms and wind and thunderstorm events, $5.3 million related to the April and May 2011 U.S. Tornadoes, $4.1 million related to the 2008 Hurricanes (Gustav and Ike) and $9.5 million related to a number of other catastrophe events, each principally the result of changes in our estimated ultimate loss for each respective event. Net favorable development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquakes, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $0.1 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquakes, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $53.5 million and $65.2 million in the first nine months of 2015 and 2014, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 11.5% and 14.2%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $84.7 million and $104.8 million in the first nine months of 2015 and 2014, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Nine months ended September 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$498,676	$274,727	$223,949
Net premiums written	$399,769	$233,622	$166,147
Net premiums earned	$396,673	$186,691	$209,982
Net claims and claim expenses incurred	166,655	77,915	88,740
Acquisition expenses	99,372	44,052	55,320
Operational expenses	49,579	30,854	18,725
Underwriting income	$81,067	$33,870	$47,197

Net claims and claim expenses incurred – current accident year	$250,316	$113,809	$136,507
Net claims and claim expenses incurred – prior accident years	(83,661)	(35,894)	(47,767)
Net claims and claim expenses incurred – total	$166,655	$77,915	$88,740

Net claims and claim expense ratio – current accident year	63.1%	61.0%	2.1%
Net claims and claim expense ratio – prior accident years	(21.1)%	(19.3)%	(1.8)%
Net claims and claim expense ratio – calendar year	42.0%	41.7%	0.3%
Underwriting expense ratio	37.6%	40.2%	(2.6)%
Combined ratio	79.6%	81.9%	(2.3)%

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2015, our Specialty Reinsurance segment gross premiums written increased $223.9 million, or 81.5%, to $498.7 million, compared to $274.7 million in the first nine months of 2014, driven primarily by increases in certain casualty, credit and property related lines of business and incremental business written as a result of the acquisition of Platinum while we continued to exercise underwriting discipline given prevailing terms and conditions. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at September 30, 2015 reflected a relatively larger proportion of quota share reinsurance compared to excess of loss reinsurance than in many of our comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment increased $57.8 million to $98.9 million in the first nine months of 2015, compared to $41.1 million in the first nine months of 2014, primarily reflecting an increase in the purchase of retrocessional reinsurance driven by the increased gross premiums written, as noted above.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $81.1 million in the first nine months of 2015, compared to $33.9 million in the first nine months of 2014. In the first nine months of 2015, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 42.0%, an underwriting expense ratio of 37.6% and a combined ratio of 79.6%, compared to 41.7%, 40.2% and 81.9%, respectively, in the first nine months of 2014.
Impacting underwriting income in our Specialty Reinsurance segment for the first nine months of 2015, compared to the first nine months of 2014, was a $210.0 million increase in net premiums earned as a result of higher net premiums written during the preceding twelve months, partially offset by a $136.5 million increase in current accident year net claims and claim expenses and a $74.0 million increase in underwriting expenses. The increase in current accident year net claims and claim expenses was principally due to a higher level of attritional losses primarily as a result of the increase in net premiums earned and included $7.7 million related to the Tianjin Explosion. The underwriting expense ratio in our Specialty Reinsurance segment decreased 2.6 percentage points to 37.6% in the first nine months of 2015, compared to 40.2% in the first nine months of 2014.
The Specialty Reinsurance segment experienced $83.7 million of favorable development on prior accident years net claims and claim expenses in the first nine months of 2015, compared to $35.9 million in the first nine months of 2014, principally the result of lower than expected claims emergence.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Nine months ended September 30,	2015	2014	Change
(in thousands, except percentages)
Gross premiums written	$320,326	$219,019	$101,307
Net premiums written	$231,540	$187,848	$43,692
Net premiums earned	$176,279	$158,757	$17,522
Net claims and claim expenses incurred	93,951	90,419	3,532
Acquisition expenses	42,557	33,303	9,254
Operational expenses	39,086	37,566	1,520
Underwriting income	$685	$(2,531)	$3,216

Net claims and claim expenses incurred – current accident year	$93,778	$94,594	$(816)
Net claims and claim expenses incurred – prior accident years	173	(4,175)	4,348
Net claims and claim expenses incurred – total	$93,951	$90,419	$3,532

Net claims and claim expense ratio – current accident year	53.2%	59.6%	(6.4)%
Net claims and claim expense ratio – prior accident years	0.1%	(2.6)%	2.7%
Net claims and claim expense ratio – calendar year	53.3%	57.0%	(3.7)%
Underwriting expense ratio	46.3%	44.6%	1.7%
Combined ratio	99.6%	101.6%	(2.0)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $101.3 million, or 46.3%, to $320.3 million in the first nine months of 2015, compared to $219.0 million in the first nine months of 2014, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging market conditions.

Lloyd’s Ceded Premiums Written – Ceded premiums written in our Lloyd’s segment increased $57.6 million to $88.8 million in the first nine months of 2015, compared to $31.2 million in the first nine months of 2014, primarily reflecting the inception of a ceded casualty quota share contract and certain purchases of retrocessional reinsurance for the property other lines of business.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $0.7 million and a combined ratio of 99.6% in the first nine months of 2015, compared to incurring an underwriting loss of $2.5 million and a combined ratio of 101.6%, respectively, in the first nine months of 2014. Impacting underwriting income in our Lloyd’s segment was a $17.5 million increase in net premiums earned; partially offset by a $10.8 million increase in underwriting expenses and a $4.3 million decrease in favorable development on prior accident years net claims and claim expenses, each as discussed below. The increase in net premiums earned was primarily the result of the increase in net premiums written noted above.
The $10.8 million increase in underwriting expenses in our Lloyd’s segment in the first nine months of 2015, compared to the first nine months of 2014, was primarily driven by increased acquisition expenses as a result of the higher level of net premiums earned, as well as the increased proportion of quota share and delegated authority business written, which generally carry higher acquisition expenses, compared to non-proportional business.
The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $0.2 million during the first nine months of 2015, compared to $4.2 million of favorable development of prior accident years net claims and claim expenses during the first nine months of 2014, was principally driven by an increase in net claims and claim expenses related to small catastrophe events of $1.7 million, partially offset by $1.5 million of favorable development associated with actuarial assumption changes.
Net Investment Income

Nine months ended September 30,	2015	2014	Change
(in thousands)
Fixed maturity investments	$96,753	$74,751	$22,002
Short term investments	761	727	34
Equity investments trading	6,308	2,311	3,997
Other investments
Hedge funds and private equity investments	1,333	17,337	(16,004)
Other	11,443	11,558	(115)
Cash and cash equivalents	355	300	55
	116,953	106,984	9,969
Investment expenses	(10,304)	(8,554)	(1,750)
Net investment income	$106,649	$98,430	$8,219

Net investment income was $106.6 million in the first nine months of 2015, compared to $98.4 million in the first nine months of 2014, an increase of $8.2 million. Impacting our net investment income for the first nine months of 2015 was higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets, in part due to the acquisition of Platinum on March 2, 2015, partially offset by lower returns in our portfolio of private equity investments as a result of the weaker returns in the broader equity markets.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our hedge fund, private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $10.7 million in the first nine months of 2015, compared to net unrealized gains of $2.9 million in the first nine months of 2014.

Net Realized and Unrealized (Losses) Gains on Investments

Nine months ended September 30,	2015	2014	Change
(in thousands)
Gross realized gains	$39,364	$33,595	$5,769
Gross realized losses	(40,143)	(10,871)	(29,272)
Net realized (losses) gains on fixed maturity investments	(779)	22,724	(23,503)
Net unrealized (losses) gains on fixed maturity investments trading	(11,924)	21,200	(33,124)
Net realized and unrealized losses on investments-related derivatives	(1,004)	(19,651)	18,647
Net realized gains on equity investments trading	16,199	8,578	7,621
Net unrealized losses on equity investments trading	(28,593)	(21,893)	(6,700)
Net realized and unrealized (losses) gains on investments	$(26,101)	$10,958	$(37,059)

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
Net realized and unrealized losses on investments were $26.1 million in the first nine months of 2015, compared to net realized and unrealized gains on investments of $11.0 million in the first nine months of 2014, a decrease of $37.1 million. Impacting our net realized and unrealized losses on investments was:

•
net unrealized losses on our fixed maturity investments trading of $11.9 million in the first nine months of 2015, compared to gains of $21.2 million in the first nine months of 2014, which was negatively impacted by moderately widening credit spreads during the first nine months of 2015, partially offset by a corresponding improvement of $18.6 million in net realized and unrealized losses on investments-related derivatives to a loss of $1.0 million; and

•
an increase in net unrealized losses on equity investments trading of $6.7 million to losses of $28.6 million, driven by the broad downturn in equity markets during the first nine months of 2015, partially offset by an increase in net realized gains on equity investments trading of $7.6 million to gains of $16.2 million in the first nine months of 2015, compared to the first nine months of 2014, principally driven by an increase in the average invested assets of that portfolio.

Equity in Earnings of Other Ventures

Nine months ended September 30,	2015	2014	Change
(in thousands)
Tower Hill Companies	$11,440	$14,100	$(2,660)
Top Layer Re	6,528	8,047	(1,519)
Other	(783)	(910)	127
Total equity in earnings of other ventures	$17,185	$21,237	$(4,052)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $17.2 million in the first nine months of 2015, compared to $21.2 million in the first nine months of 2014, with the decrease driven by lower profitability in the Tower Hill Companies and Top Layer Re.

The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income (Loss)

Nine months ended September 30,	2015	2014	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$4,228	$277	$3,951
Other items	1,044	(1,919)	2,963
Total other income (loss)	$5,272	$(1,642)	$6,914

In the first nine months of 2015, we generated other income of $5.3 million, compared to an other loss of $1.6 million in the first nine months of 2014, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Nine months ended September 30,	2015	2014	Change
(in thousands)
Total corporate expenses	$66,132	$12,404	$53,728

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $53.7 million to $66.1 million in the first nine months of 2015, compared to $12.4 million in the first nine months of 2014, primarily due to $51.9 million of expenses associated with the acquisition and integration of Platinum, comprised of $12.6 million of transaction-related expenses, $4.5 million of integration-related expenses and $34.8 million of compensation-related expenses.
Net Income Attributable to Noncontrolling Interests

Nine months ended September 30,	2015	2014	Change
(in thousands)
Net income attributable to noncontrolling interests	$(82,982)	$(109,323)	$26,341

Our net income attributable to noncontrolling interests was $83.0 million in the first nine months of 2015, compared to $109.3 million in the first nine months of 2014. The $26.3 million decrease in net income attributable to noncontrolling interests was principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at September 30, 2015, compared to 26.5% at September 30, 2014. We expect our ownership in DaVinciRe to fluctuate over time.
Income Tax Benefit (Expense)

Nine months ended September 30,	2015	2014	Change
(in thousands)
Income tax benefit (expense)	$54,319	$(207)	$54,526

We recognized an income tax benefit of $54.3 million in the first nine months of 2015, compared to an income tax expense of $207 thousand in the first nine months of 2014, primarily the result of a reduction in our U.S.-based deferred tax asset valuation allowance from $47.4 million to $Nil in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum, which closed on March 2, 2015.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. During the nine months ended September 30, 2015, RenaissanceRe’s principal operating subsidiaries returned capital, which included dividends declared and return of capital, net of capital contributions received, of $975.8 million (2014 - $356.4 million).
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
Bermuda Regulation
Bermuda regulations require approval from the Bermuda Monetary Authority (the “BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act 1978 and related regulations (collectively, the “Insurance Act”). The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At September 30, 2015, the statutory capital and surplus of our Bermuda insurance subsidiaries was $5.4 billion (December 31, 2014 - $3.4 billion) and exceeded the minimum amount required to be maintained under Bermuda law.
As a result of the acquisition of Platinum and the potential for organizational and capital changes, Renaissance Reinsurance and RenaissanceRe Specialty Risks and its subsidiaries have each received a request from the BMA to obtain written approval prior to paying dividends or returning capital to RenaissanceRe during 2015.
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance, DaVinci and Platinum Bermuda are classified as Class 4 insurers, and therefore must maintain capital at a level equal to an enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a risk-based capital model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin (“MSM”) otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s MSM and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2014 BSCR for Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., DaVinci and Platinum Bermuda were filed with the BMA before April 30, 2015, and each company exceeded its respective target level of required capital. In addition, audited annual financial statements prepared in accordance with generally accepted accounting principles for each of Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., DaVinci and Platinum Bermuda are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.
U.K. Regulation
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority, under the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At September 30, 2015, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £211.8 million based on its business plan originally approved in November 2014 (December 31, 2014 - £211.8 million based on its business plan originally approved in November 2014, December 31, 2013 - £169.3 million based on its business plan originally approved in November 2013). At September 30, 2015, the FAL used to support the underwriting activities at Lloyd’s through Syndicate 1458 was £239.8 million (December 31, 2014 - £239.8 million). Actual FAL posted for Syndicate 1458 at September 30, 2015 by RenaissanceRe CCL is $300.0 million and £70.0 million supported 100% by letters of credit (December 31, 2014 - $300.0 million and £70.0 million).
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
Laws and regulations in the U.S. establish minimum capital adequacy levels and grant regulators the authority to take specific actions based on the level of impairment. For Renaissance Reinsurance U.S. this amount is the Company Action Level (“CAL”) based on the RBC model of the NAIC and represents the first level at which regulatory action is triggered. At September 30, 2015, the statutory capital and surplus of Renaissance Reinsurance U.S. was estimated to be $570.8 million (December 31, 2014 - $531.4 million) and exceeded the CAL required to be maintained under U.S. law.
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
Cash Flows

Nine months ended September 30,	2015	2014
(in thousands)
Net cash provided by operating activities	$162,147	$393,389
Net cash (used in) provided by investing activities	(155,412)	128,294
Net cash provided by (used in) financing activities	3,231	(634,054)
Effect of exchange rate changes on foreign currency cash	(11,004)	4,886
Net decrease in cash and cash equivalents	(1,038)	(107,485)
Cash and cash equivalents, beginning of period	525,584	408,032
Cash and cash equivalents, end of period	$524,546	$300,547

During the nine months ended September 30, 2015, our cash and cash equivalents decreased $1.0 million, to $524.5 million at September 30, 2015, compared to $525.6 million at December 31, 2014.
Cash flows used in operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2015 were $162.1 million, compared to $393.4 million during the nine months ended September 30, 2014. Cash flows provided by operating activities during the nine months ended September 30, 2015 were primarily the result of certain adjustments to reconcile our net income of $416.4 million to net cash provided by operating activities, including: an increase in unearned premiums of $297.0 million due to an increase in our gross premiums written and a $74.1 million increase in reinsurance balances payable due to the timing of payments of our gross premiums ceded. Partially offsetting these inflows was an increase in premiums receivable and deferred acquisition costs of $191.5 million and $103.5 million, respectively, due to the increase in our gross premiums written, an increase of $156.2 million in our prepaid reinsurance premiums due to the timing of our gross premiums ceded, a decrease in our reserve for claims and claim expenses of $14.3 million as a result of claims payments of $447.9 million, partially offset by claims and claims expenses incurred of $433.6 million, and a $71.0 million increase in reinsurance recoverable. In addition, the other category of our consolidated statements of cash flows of $118.7 million includes the change in our other liabilities, which, at December 31, 2014 included $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepted during the first quarter of 2015, and subsequently deployed in Upsilon RFO during the first quarter of 2015.
Cash flows used in investing activities. During the nine months ended September 30, 2015, our cash flows used in investing activities were $155.4 million, principally reflecting the net purchase of Platinum of $678.2 million, which is comprised of gross cash outflows of $904.4 million, net of cash acquired of $226.3 million; net purchases of fixed maturity investments of $231.3 million; and net purchases of equity investments trading of $153.5 million. Partially offsetting these net outflows was our net sales of short term investments of $896.0 million. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” and “Note 3. Acquisition of Platinum” in our notes to the consolidated financial statements for additional information with respect to the acquisition of Platinum.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the nine months ended September 30, 2015 were $3.2 million, and were principally the result of the issuance of $300.0 million of our 3.700% Senior Notes due 2025, net of expenses, of $297.8 million, and the issuance of $150.0 million of DaVinciRe’s 4.750% Senior Notes due 2025, net of expenses, of $147.8 million. Partially offsetting these net inflows was the settlement of $197.4 million of common share repurchases, net outflows of $187.3 million related to a net return of capital to third party shareholders, principally in DaVinciRe, and $40.9 million and $16.8 million of dividends paid on our common and preferred shares, respectively.
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
We incurred $51.9 million of corporate expenses associated with the acquisition and integration of Platinum in the nine months ended September 30, 2015. We expect to incur additional costs and expenses associated with the acquisition and integration of Platinum in 2015. These additional costs may be significant.
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
Presented below are the ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of November 3, 2015.

	A.M. Best	S&P	Moody’s (4)	Fitch

Renaissance Reinsurance (1)	A+	AA-	A1	A+
DaVinci (1)	A	AA-	A3	—
Platinum Bermuda (1)	A	A-	—	—
Renaissance Reinsurance U.S. (1)	A	A+	—	—
RenaissanceRe Specialty Risks (1)	A	A+	—	—
RenaissanceRe Specialty U.S. (1)	A	A+	—	—
Renaissance Reinsurance of Europe (1)	A+	AA-	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	—	Very Strong	—	—

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
The following table summarizes our claims and claim expense reserves by line of business and split between case reserves, additional case reserves and IBNR:

At September 30, 2015	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$259,614	$168,296	$189,096	$617,006
Specialty Reinsurance	516,315	123,991	1,153,278	1,793,584
Lloyd’s	73,016	24,410	250,573	347,999
Other	3,132	2,129	32,212	37,473
Total	$852,077	$318,826	$1,625,159	$2,796,062

December 31, 2014
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserve for claims and claim expenses for the periods indicated:

Nine months ended September 30,	2015	2014
(in thousands)
Net reserves, beginning of period	$1,345,816	$1,462,705
Net incurred related to:
Current year	471,796	269,066
Prior years	(125,571)	(59,116)
Total net incurred	346,225	209,950
Net paid related to:
Current year	106,629	19,231
Prior years	324,883	199,687
Total net paid	431,512	218,918
Amounts acquired (1)	1,394,117	—
Net reserves, end of period	2,654,646	1,453,737
Reinsurance recoverable, end of period	141,416	79,043
Gross reserves, end of period	$2,796,062	$1,532,780

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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior years estimated claims reserves increased our net income by $125.6 million during the nine months ended September 30, 2015 (2014 - $59.1 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
The following table details our prior years development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2015	2014
(in thousands)	(Favorable) adverse development
Catastrophe Reinsurance	$(42,413)	$(18,144)
Specialty Reinsurance	(83,661)	(35,894)
Lloyd’s	173	(4,175)
Other	330	(903)
Total	$(125,571)	$(59,116)

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

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the nine months ended September 30, 2015:

Nine months ended September 30, 2015	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(16,119)
Tohoku Earthquake and Tsunami (2011)	(5,676)
New Zealand Earthquakes (2011)	21,863
Total 2011 International Events	68
April and May U.S. Tornadoes (2011)	(5,317)
Hurricanes Gustav and Ike (2008)	(4,119)
Storm Sandy (2012)	(1,545)
New Zealand Earthquake (2010)	769
Other	(3,795)
Total large catastrophe events	(13,939)
Small catastrophe events
2014 U.S. Winter Storms and Wind and Thunderstorm Events	(23,512)
Other	(4,962)
Total small catastrophe events	(28,474)
Total catastrophe net claims and claim expenses	(42,413)
Total favorable development of prior accident years net claims and claim expenses	$(42,413)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the nine months ended September 30, 2015 of $42.4 million was principally driven by $23.5 million related to 2014 U.S. winter storms and wind and thunderstorm events, $5.3 million related to the April and May 2011 U.S. Tornadoes, $4.1 million related to the 2008 Hurricanes (Gustav and Ike) and $9.5 million related to a number of other catastrophe events, each principally the result of changes in our estimated ultimate loss for each respective event. Net adverse development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquakes, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $0.1 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquakes, with each respective movement in the 2011 International Events, principally driven by the same counterparties re-allocating losses between these events.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the nine months ended September 30, 2014:

Nine months ended September 30, 2014	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
April and May U.S. Tornadoes (2011)	$(14,697)
Hurricanes Gustav and Ike (2008)	(5,813)
Windstorm Kyrill (2007)	(1,948)
New Zealand Earthquake (2011)	(395)
New Zealand Earthquake (2010)	7,711
Other	(2,829)
Total large catastrophe events	(17,971)
Small catastrophe events
U.S. PCS 24 Wind and Thunderstorm (2013)	(6,299)
U.S. PCS 76 Wind and Thunderstorm (2012)	(3,370)
European Floods (2013)	(3,020)
U.S. PCS 73 Wind and Thunderstorm (2012)	3,737
U.S. PCS 70 Wind and Thunderstorm (2012)	9,625
Other	(846)
Total small catastrophe events	(173)
Total favorable development of prior accident years net claims and claim expenses	$(18,144)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the nine months ended September 30, 2014 of $18.1 million was principally comprised of favorable development of $14.7 million, $6.3 million and $5.8 million related to the 2011 April and May U.S. Tornadoes, a 2013 U.S. wind and thunderstorm event and the 2008 Hurricanes (Gustav and Ike), offset by adverse development of $9.6 million, $7.7 million and $3.7 million related to a 2012 U.S. wind and thunderstorm event, the 2010 New Zealand earthquake and a 2012 U.S. wind and thunderstorm event, each principally the result of changes in our estimated ultimate loss for each respective event, with the remainder due to net favorable development on a number of other events.

Specialty Reinsurance Segment
Within our Specialty Reinsurance segment, we write a number of reinsurance lines such as aviation, casualty clash, catastrophe exposed workers’ compensation, crop, energy, financial guaranty, financial liability, marine, mortgage guaranty, political risk, surety, terrorism, trade credit, certain other casualty lines including cyber, directors and officers liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance that we collectively refer to as specialty reinsurance. In connection with the acquisition of Platinum, we have expanded our lines of business to include automobile liability, accident and health and traditional workers compensation, and increased our presence within certain existing lines of business, including casualty clash, general liability, professional indemnity and other financial lines of business. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide specialty protection or proportional coverage which we expect to grow on an absolute or relative basis within this segment in the future. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro-rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance companies and other reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis.

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
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the nine months ended September 30, 2015:

Nine months ended September 30, 2015	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Deepwater Horizon (2010)	$(8,116)
New Zealand Earthquake (2010)	326
Subprime (2007)	8,459
Other	(388)
Total large catastrophe events	281
Total catastrophe net claims and claim expenses	281
Attritional net claims and claim expenses
Actuarial methods - actual reported claims less than expected claims	(85,185)
Actuarial assumption changes	1,243
Total attritional net claims and claim expenses	(83,942)
Total favorable development of prior accident years net claims and claim expenses	$(83,661)

The net favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the nine months ended September 30, 2015 of $83.7 million was primarily driven by $85.2 million related to attritional net claims and claim expenses reported coming in lower than expected on prior accident years events and $8.1 million related to the Deepwater Horizon explosion and oil spill in 2010, partially offset by adverse development of $8.5 million related to the sub-prime related casualty losses from 2007 and $1.2 million associated with actuarial assumption changes.

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the nine months ended September 30, 2014:

Nine months ended September 30, 2014	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$2,174
Total large catastrophe events	2,174
Total catastrophe net claims and claim expenses	$2,174
Attritional net claims and claim expenses
Actuarial methods - actual reported claims less than expected claims	$(38,068)
Total attritional net claims and claim expenses	(38,068)
Total favorable development of prior accident years net claims and claim expenses	$(35,894)

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

Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the nine months ended September 30, 2015:

Nine months ended September 30, 2015	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$1,721
Total small catastrophe events	1,721
Total catastrophe net claims and claim expenses	1,721
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	(13)
Actuarial assumption changes	(1,535)
Total attritional net claims and claim expenses	(1,548)
Total adverse development of prior accident years net claims and claim expenses	$173

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $0.2 million during the nine months ended September 30, 2015 was principally driven by an increase in net claims and claim expenses related to small catastrophe events of $1.7 million, partially offset by $1.5 million of favorable development associated with actuarial assumption changes.
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the nine months ended September 30, 2014:

Nine months ended September 30, 2014	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$(855)
Total large catastrophe events	(855)
Small catastrophe events
Other	$(1,676)
Total small catastrophe events	(1,676)
Total catastrophe net claims and claim expenses	(2,531)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims greater than expected claims	(1,644)
Total attritional net claims and claim expenses	(1,644)
Total adverse development of prior accident years net claims and claim expenses	$(4,175)

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.2 million during the nine months ended September 30, 2014 was principally driven by better than expected claims activity.

Capital Resources
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At September 30, 2015	At December 31, 2014	Change
(in thousands)
Common shareholders’ equity	$4,297,643	$3,504,384	$793,259
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,697,643	3,904,384	793,259
3.700% Senior Notes due 2025	299,430	—	299,430
5.75% Senior Notes due 2020	249,591	249,522	69
Series B 7.50% Senior Notes due 2017	271,407	—	271,407
4.750% Senior Notes due 2025 (DaVinciRe)	148,793	—	148,793
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,219,221	$499,522	$719,699
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,916,864	$4,403,906	$1,512,958

During the nine months ended September 30, 2015, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $1.5 billion, to $5.9 billion. Our shareholders’ equity attributable to RenaissanceRe increased $793.3 million during the nine months ended September 30, 2015 principally as a result of:

•	the issuance of 7.4 million common shares valued at $761.8 million in connection with the acquisition of Platinum; and

•	our comprehensive income attributable to RenaissanceRe of $332.2 million; partially offset by

•	an aggregate repurchase of 2.0 million shares in open market transactions at an aggregate cost of $211.5 million, and at an average share price of $104.39; and

•	$40.9 million and $16.8 million of dividends on our common and preference shares, respectively.
During the nine months ended September 30, 2015, our debt increased $719.7 million, driven by the following transactions:

•
We acquired Platinum on March 2, 2015 and on March 3, 2015, RenaissanceRe became an additional guarantor of Platinum Finance’s obligations under the Platinum Finance Notes and the Platinum Finance indenture. Pursuant to the Platinum Finance indenture, Platinum Finance previously issued $250.0 million in aggregate principal amount of its Series B 7.50% Notes due June 1, 2017, which is recorded on our consolidated balance sheet at $271.4 million at September 30, 2015;

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

A summary of our credit facilities is set forth below:

At September 30, 2015	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	160,341
Uncommitted Standby Letter of Credit Facility with NAB	—
Bilateral Letter of Credit Facility with Citibank Europe	150,680
Funds at Lloyd’s Letter of Credit Facilities with Citibank Europe
Renaissance Reinsurance	300,000
RenaissanceRe Specialty Risks	8,789
Total credit facilities in U.S. dollars	$619,810

Funds at Lloyd’s Letter of Credit Facilities	£70,000
Total credit facilities in pound sterling	£70,000

Refer to “Note 7. Debt and Credit Facilities” in the notes to our consolidated financial statements for additional information related to our debt and credit facilities.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the State of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the State of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the State of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of September 30, 2015, Renaissance Reinsurance and DaVinci are approved in 52 and 51 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at September 30, 2015 with respect to the MBRTs totaled $509.3 million and $137.4 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $408.5 million and $116.3 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the State of Florida.  Therefore they are each authorized to provide reduced collateral equal to 20% of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RCTs were established in New York, they are subject to the rules and regulations of the State of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at September 30, 2015 with respect to the RCTs totaled $43.7 million and $19.1 million for Renaissance

Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $16.3 million and $10.8 million, respectively.
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
Investments
The table below shows our invested assets:

	September 30, 2015		December 31, 2014		Change
(in thousands, except percentages)
U.S. treasuries	$1,984,841	22.1%	$1,671,471	24.8%	$313,370
Agencies	131,524	1.5%	96,208	1.4%	35,316
Municipal	675,349	7.5%	—	—%	675,349
Non-U.S. government (Sovereign debt)	393,320	4.4%	280,651	4.2%	112,669
Non-U.S. government-backed corporate	172,548	1.9%	146,467	2.2%	26,081
Corporate	2,141,859	23.8%	1,610,442	23.9%	531,417
Agency mortgage-backed	497,092	5.5%	316,620	4.7%	180,472
Non-agency mortgage-backed	268,389	3.0%	253,050	3.7%	15,339
Commercial mortgage-backed	552,617	6.1%	381,051	5.7%	171,566
Asset-backed	107,668	1.2%	27,610	0.4%	80,058
Total fixed maturity investments, at fair value	6,925,207	77.0%	4,783,570	71.0%	2,141,637
Short term investments, at fair value	998,906	11.1%	1,013,222	15.0%	(14,316)
Equity investments trading, at fair value	462,198	5.1%	322,098	4.8%	140,100
Other investments, at fair value	483,958	5.3%	504,147	7.5%	(20,189)
Total managed investment portfolio	8,870,269	98.5%	6,623,037	98.3%	2,247,232
Investments in other ventures, under equity method	129,495	1.5%	120,713	1.7%	8,782
Total investments	$8,999,764	100.0%	$6,743,750	100.0%	$2,256,014

At September 30, 2015, we held investments totaling $9.0 billion, compared to $6.7 billion at December 31, 2014, with net unrealized appreciation included in accumulated other comprehensive income of $2.3 million at September 30, 2015, compared to $3.4 million at December 31, 2014. In connection with the acquisition of Platinum, we acquired $1.8 billion of fixed maturity investments trading and $883.5 million of short term investments. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including hedge funds, private equity partnerships, a senior secured bank loan fund, catastrophe bonds and other investments). At September 30, 2015, our portfolio of equity investments trading totaled $462.2 million, or 5.1%, of our total investments (December 31, 2014 - $322.1 million or 4.8%) inclusive of our investment in Essent Group Ltd. of $116.0 million (December 31, 2014 - $120.0 million), and our portfolio of other investments totaled $484.0 million, or 5.3%, of our total investments (December 31, 2014 - $504.1 million or 7.5%).
Other Investments
The table below shows our portfolio of other investments:

	September 30, 2015	December 31, 2014	Change
(in thousands)
Catastrophe bonds	$233,223	$200,329	$32,894
Private equity partnerships	226,000	281,932	(55,932)
Senior secured bank loan funds	22,345	19,316	3,029
Hedge funds	2,390	2,570	(180)
Total other investments	$483,958	$504,147	$(20,189)

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the nine months ended September 30, 2015 is a loss of $2.5 million (2014 - loss of $0.6 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 5. Fair Value Measurements” in our notes to the consolidated financial statements for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $12.8 million of net investment income for the nine months ended September 30, 2015 (2014 - $28.9 million). Of this amount, $10.7 million relates to net unrealized losses (2014 - $2.9 million).
We have committed capital to private equity partnerships and other investments of $695.7 million, of which $521.7 million has been contributed at September 30, 2015. Our remaining commitments to these investments at September 30, 2015 totaled $181.7 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2015, we had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2014. These contractual obligations are considered by us when assessing our liquidity requirements. As of September 30, 2015, there are no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2014, other than as noted below.
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
CURRENT OUTLOOK

Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. We believe that the acquisition of Platinum has benefited our combined companies’ clients through, among other things, an expanded product offering and enhanced broker relationships. In future periods, we continue to expect the acquisition to support the ongoing growth of our U.S. specialty and casualty reinsurance platform. Taken together with our organic growth initiatives, the acquisition meaningfully increased the contribution of specialty and casualty business to us on a consolidated basis, in terms of both total gross premiums written and limits exposed, and on both an absolute and relative basis. Nonetheless, however, we continue to expect that our expected returns, as well as our regulatory and underwriting capital, will be driven by our portfolio of catastrophe-exposed business. As our longer-tail business grows, both absolutely and in proportion to our shorter tail business, we do expect to be more exposed to developments such as inflation, interest rate risk, and the risk of unforeseen claims or tort law developments. Our reserve for claims and claim expenses also grew meaningfully as a result of the acquisition, and our future results will be impacted by the potential for adverse or favorable development on prior accident years claims and claim expenses from the business written prior to the closing by both of our companies. In addition, as a result of the acquisition, the face value of our indebtedness increased by $550.0 million, consisting of $250.0 million of publicly traded notes previously issued by a subsidiary of Platinum, which remain outstanding, and $300.0 million of new senior public notes issued by RenaissanceRe Finance.
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
Although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of property-exposed reinsurance business; and while we will strive to maintain a high level of net portfolio quality, we cannot assure you that we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels, or will be characterized by contractual terms and conditions, that we do not find to be acceptable, absent the advent of significant new developments. As a result of these developments, our Catastrophe Reinsurance segment gross premiums written for the nine months ended September 30, 2015 decreased by $67.7 million, or 7.3%, compared to the nine months ended September 30, 2014. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you that we will do so. In recent periods, we believe that the supply of attractively priced catastrophe-exposed retrocessional coverage has declined. Accordingly, we may find fewer opportunities to cede risk on attractive terms, or pursue alternative opportunities to purchase forms of protection with different structures.

Specialty Exposed Market Developments
In the markets in which our Specialty Reinsurance segment operates, we continue to expect casualty insurance and reinsurance capacity to remain abundant for the rest of 2015 and into 2016.  Accordingly, we believe that the potential for overall improvement in risk adjusted rates prevailing in the market will be limited.  We believe that prevailing terms and conditions in the casualty market are such that many programs and treaties do not meet our pricing standards.  We believe our combined operations following the acquisition of Platinum are strongly positioned to compete for business we do find attractive, with strong ratings, an expanded product offering, and an expanded U.S. market presence. However, we intend to seek to maintain strong underwriting discipline and in light of prevailing market conditions cannot provide assurance that we will succeed in growing or maintaining our current combined in-force book of business.
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
The market for our catastrophe reinsurance products is generally dynamic and volatile. The market dynamics noted above, increased or decreased catastrophe loss activity, and changes in the amount of capital in the industry can result in significant changes to the pricing, policy terms and demand for our catastrophe reinsurance products over a relatively short period of time. In addition, changes in state-

sponsored catastrophe funds, or residual markets, or the implementation of new government-subsidized or sponsored programs, can dramatically alter market conditions. Increased understanding of the potential increase in frequency and severity of storms may contribute to increased demand for protection in respect of coastal risks which could impact pricing and terms and conditions in coastal areas over time. Overall, we expect higher property loss cost trends, driven by increased severity and by the potential for increased frequency, to continue in the future. At the same time, certain markets we target continue to be impacted by fundamental weakness experienced by primary insurers, due to ongoing economic weakness and, in many cases, inadequate primary insurance rate levels, including without limitation insurers operating on an admitted basis in Florida. These conditions, which occurred in a period characterized by relatively low insured catastrophic losses for these respective regions, have contributed in the past to certain publicly announced instances of insolvency, regulatory supervision and other regulatory actions, and have weakened the ability of certain carriers to invest in reinsurance and other protections for coming periods, and in some cases to meet their existing premium obligations. It is possible that these dynamics will continue in future periods.
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
Legislative and Regulatory Update
In June 2015, the European Commission publicly released its first third-country equivalence decisions in respect of Solvency II, the EU’s prudential regulatory regime.  As contemplated by Solvency II, which is scheduled to come into effect in January 2016, insurers domiciled in EU jurisdictions which have been deemed equivalent will be able to rely on local regulation to report on their operations in EU countries, while an insurer domiciled in an equivalent jurisdiction outside the EU will be able to operate in the EU without complying with all EU rules.  The European Commission determined that the regulatory and solvency regimes in effect in Australia, Bermuda, Brazil, Canada, Mexico and the U.S. were provisionally equivalent with the European standards for group capital purposes.  Switzerland was determined to be fully equivalent under Solvency II for each of its principal considerations: solvency calculation, group supervision and reinsurance.  This determination was based in principal part on a report prepared by the staff of the European Insurance and Occupational Pensions Authority (the “EIOPA”) in June 2015.  The EIOPA report and the European Commission determination provided that the jurisdictions deemed to be provisionally equivalent were expected to adopt a fully equivalent solvency regime within the foreseeable future and, in general, identified the necessary criteria as at the time of the report for those jurisdictions to meet the criteria for full equivalence.
Subsequently, the Bermuda government and the BMA have adopted a range of legislative and regulatory changes intended to fully comply with the standards for full equivalence.  Among other things, in June 2015 the Bermuda legislature adopted amendments to the Insurance Act which require a regulated commercial insurer to maintain its head office in Bermuda; provide for certain limitations on outsourcing identified functions and roles; and provide the statutory authority further enhanced public disclosures, each as identified in the EIOPA report.  Our Bermuda operating subsidiaries will be subject to Bermuda’s new legislation and regulatory standards whether or not full equivalence is obtained.  While we believe we will be able to meet these requirements in full, these requirements will result in additional compliance processes and costs for us.  In September 2015, the EIOPA published an updated equivalence assessment of Bermuda which concluded, in general, that the observations made in the EIOPA report issued in June 2015 had been effectively addressed. The report also noted that certain of the statutory and regulatory amendments were enacated with January 1, 2016 effective dates and accordingly were not implemented at the time of the report. Per the public statements of the EIOPA staff and representatives of the European Commission, it is now expected that a proposed delegated act for equivalence for Bermuda will be presented to the European Parliament this quarter.
While the September 2015 EIOPA report is encouraging, we cannot assure you that Bermuda will indeed be granted full equivalence. Should this process result in differentiation in treatment of insurance companies organized in either or both of Bermuda or the U.S., where a number of our principal operating subsidiaries are organized, we may in the future incur new and potentially unforeseen costs and uncertainties which could impact our business.  While we own operating entities in the EU, including the United Kingdom and Ireland, it is possible that we will be disproportionately impacted by these determinations compared to competitors or other market participants.  While Solvency II equivalence is not formally required to assure European cross-border market access rights for third-country insurers, it is possible that differentiated equivalency outcomes could hinder or raise the costs of conducting business in the EU more than the related rules explicitly contemplate or in ways we have not anticipated.
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
Internationally, in the wake of the large natural catastrophes in 2011, a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring natural catastrophe risks in a number of jurisdictions worldwide. A number of these jurisdictions constitute large current or potential future markets for catastrophic coverage. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
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
Evaluation: An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Other than as noted below, there has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 6, 2015, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended September 30, 2015, and also includes other shares purchased, which represents shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
July 1 - 31, 2015	69,315	$102.74	2,127	$104.04	67,188	$102.70	(6.9)
August 1 - 6, 2015	87,365	$106.60	175	$105.81	87,190	$106.60	(9.3)
August 6, 2015 - renewal of authorized share repurchase program of $500.0 million							16.2
Dollar amount available to be repurchased							500.0
August 7 - 31, 2015	672,727	$103.79	—	$—	672,727	$103.79	(69.8)
September 1 - 30, 2015	1,116,209	$104.86	—	$—	1,116,209	$104.86	(117.0)
Total	1,945,616	$104.49	2,302	$104.17	1,943,314	$104.49	$313.2

In the future, the Company may adopt additional trading plans or authorize purchase activities under the remaining authorization, which the Board may increase in the future. During the nine months ended September 30, 2015, pursuant to its publicly announced share repurchase program, the Company repurchased 2.0 million common shares in open market transactions at an aggregate cost of $211.5 million and at an average share price of $104.39. Subsequent to September 30, 2015 and through the period ended November 3, 2015, the Company repurchased 286 thousand common shares in open market transactions at an aggregate cost of $30.6 million and at an average share price of $107.11.
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

RENAISSANCERE HOLDINGS LTD.

Signature	Title	Date

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Financial Officer and Chief Operating Officer	November 5, 2015
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Corporate Controller and Chief Accounting Officer	November 5, 2015
Mark A. Wilcox