Form 10-K
period 2015-12-31
RENAISSANCERE HOLDINGS LTD
filed 2016-02-19
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2015 was $4,564.8 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 18, 2016 was 43,144,615.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2015 (this “Form 10-K”) of RenaissanceRe Holdings Ltd. (“RenaissanceRe”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	the frequency and severity of catastrophic and other events we cover;

•	the effectiveness of our claims and claim expense reserving process;

•	our ability to maintain our financial strength ratings;

•	the effect of climate change on our business;

•	the effect of emerging claims and coverage issues;

•	our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the effect of continued challenging economic conditions throughout the world;

•	continued soft reinsurance underwriting market conditions;

•	a contention by the Internal Revenue Service (“IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to U.S. taxation;

•	the performance of our investment portfolio;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	our ability to determine the impairments taken on our investments;

•	the availability of retrocessional reinsurance on acceptable terms;

•	the effect of inflation;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•
changes to the regulatory systems under which we operate, including challenges to the claim of exemption from insurance regulation of RenaissanceRe and our subsidiaries and increased global regulation of the insurance and reinsurance industry;

•	losses we could face from terrorism, political unrest or war;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	aspects of our corporate structure that may discourage third party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	other regulatory or legislative changes adversely impacting us;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	consolidation of customers or insurance and reinsurance brokers;

•	the effect of Organization for Economic Co-operation and Development (the “OECD”) or European Union (“EU”) measures to increase our taxes;

•
adverse tax developments, including potential changes to the taxation of inter-company or related party transactions, or changes to the tax treatment of investors in RenaissanceRe or our joint ventures or other entities we manage;

•	changes in regulatory regimes and/or accounting rules, including the EU directive concerning capital adequacy, risk management and regulatory reporting for insurers; and

•	our need to make many estimates and judgments in the preparation of our financial statements.
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in “Part I, Item 1A. Risk Factors”, in this Form 10-K, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.    BUSINESS
Unless the context otherwise requires, references in this Form 10-K to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and to the “Company” refers to RenaissanceRe Holdings Ltd. and its subsidiaries, which principally include Renaissance Reinsurance, RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance U.S. Inc., formerly known as Platinum Underwriters Reinsurance, Inc. (“Renaissance Reinsurance U.S.”), Renaissance Reinsurance of Europe and the Company’s Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”).
We also underwrite reinsurance on behalf of joint ventures, principally including Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, Upsilon RFO Re Ltd. (“Upsilon RFO”), a consolidated variable interest entity, RenaissanceRe Medici Fund Ltd. (“Medici”) and DaVinci Reinsurance Ltd. (“DaVinci”). The financial results of Medici, Medici’s parent company RenaissanceRe Fund Management Ltd.,and DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (“DaVinciRe”), are consolidated in our financial statements. For your convenience, we have included a “Glossary of Selected Insurance and Reinsurance Terms”. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.
OVERVIEW
RenaissanceRe was established in 1993 and is a leading global provider of reinsurance and insurance coverages and related services. Our aspiration is to be the world’s best underwriter by matching well-structured risks with efficient sources of capital. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, and by delivering responsive solutions. We accomplish this by leveraging our core capabilities of risk assessment and information management, by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets and by keeping our promises. Overall, our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our Company’s financial performance, and believe we have delivered superior performance in respect of this measure over time.
Our core products include property catastrophe and specialty reinsurance risks written through our wholly owned operating subsidiaries, joint ventures and Syndicate 1458; and certain insurance products primarily written through Syndicate 1458. We believe we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd’s marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed, and continue to manage, multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
Since a meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. Our acquisition of Platinum Underwriters Holdings, Ltd. (“Platinum”) on March 2, 2015 accelerated the growth of our U.S. platform by expanding our client base and enhancing our U.S. market presence in our casualty and specialty reinsurance lines of business. Accordingly, in the future, these lines of business may represent a greater proportion of our premiums and claims and claim expenses, and generate a higher percentage of our returns.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically.
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
Our business consists of the following reportable segments: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by our ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by our ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. In addition, our Other category primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests, certain expenses related to the acquisition of Platinum, results of our discontinued operations, and the remnants of our Bermuda-based insurance operations.
Acquisition of Platinum
On March 2, 2015, RenaissanceRe acquired Platinum pursuant to a definitive merger agreement entered into on November 23, 2014. As a result of the acquisition of Platinum, Platinum and its operating subsidiaries became wholly owned subsidiaries of RenaissanceRe. In connection with an intercompany restructuring, effective July 1, 2015, Platinum was merged with RenaissanceRe, with RenaissanceRe continuing as the surviving company. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” and “Note 3. Acquisition of Platinum” in the notes to our consolidated financial statements for additional information with respect to the acquisition of Platinum.

CORPORATE STRATEGY
Our mission is to produce superior returns for our shareholders over the long-term.  We believe that market leadership is required to produce the best expected returns.  As such, we pursue markets where we believe being the best underwriter produces market leadership, thereby facilitating a competitive advantage and superior returns.
To be the best underwriter, our strategy is to operate an integrated system of three competitive advantages: superior customer relationships; superior risk selection; and superior capital management.
We believe all three competitive advantages are required to achieve our mission, and we aim to seamlessly coordinate the delivery of these competitive advantages for the benefit of our ceding insurers, brokers, investors in our sidecars and joint ventures, and shareholders. The strategy is supported by our core values, our principles and our culture.
We believe our competitive advantages include:
Superior Customer Relationships.  We seek to be a trusted long-term partner to our customers for assessing and managing risk and delivering responsive solutions. We believe our modeling and technical expertise, our risk management products we provide our customers and our track record of keeping our promises have made us a provider of first choice in many lines of business to our customers worldwide.  We seek to offer stable, predictable, and consistent risk-based pricing and a prompt turnaround on claims.
Superior Risk Selection.  We seek to build a portfolio of risks that produces an attractive risk-adjusted return on utilized capital.  We develop a perspective of each risk using both our underwriters’ expertise and sophisticated risk selection techniques, including computer models and databases such as Renaissance Exposure Management System (“REMS©”).  We pursue a disciplined approach to underwriting and seek to select only those risks we believe will produce a portfolio with an attractive return, subject to prudent risk constraints.  We manage our portfolio of risks dynamically, both within sub-portfolios and across the Company.
Superior Capital Management.  We seek to write as much attractively priced business as is available to us and then manage our capital accordingly.  We generally seek to raise capital when we forecast increased demand in the market, at times by accessing capital through joint ventures or other structures, and seek to return capital to our shareholders or joint venture investors when the demand for our coverages appears to decline and when we believe a return of capital would be beneficial to our shareholders or joint venture investors.  In using joint ventures, we intend to leverage our access to business and our underwriting capabilities on an efficient capital base, develop fee income, generate profit commissions, diversify our portfolio and provide attractive risk-adjusted returns to our capital providers. We routinely evaluate and review potential joint venture opportunities and strategic investments.
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
In addition, our Other category primarily reflects our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests, certain expenses related to the acquisition of Platinum, results of our discontinued operations, and the remnants of our Bermuda-based insurance operations.

For the year ended December 31, 2015, our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments accounted for 43.2%, 38.1% and 18.7%, respectively, of our total consolidated gross premiums written. Contributions to our consolidated results from our Specialty Reinsurance and Lloyd’s segments have increased in recent years, and we expect them to continue to increase over time, on both an absolute and relative basis, although we cannot assure you that this trend will continue. Operating results relating to our segments are included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our portfolio of business continues to be characterized by relatively large transactions with ceding companies with whom we do business, although no current relationship exceeds 10% of our gross premiums written. Accordingly, our gross premiums written are subject to significant fluctuations depending on our success in maintaining or expanding our relationships with these customers. We market our reinsurance products worldwide exclusively through brokers, whose market has become increasingly consolidated in recent years.  In 2015, three brokerage firms accounted for 81.5% of our Catastrophe Reinsurance and Specialty Reinsurance segments’ gross premiums written.  We believe that recent market dynamics, and trends in our industry in respect of recent and potential future consolidation, have increased our exposure to the risks of broker, client and counterparty concentration.
The following table shows our gross premiums written split between our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments, respectively:

Year ended December 31,	2015	2014	2013
(in thousands)
Catastrophe Reinsurance	$868,631	$933,969	$1,120,379
Specialty Reinsurance	766,051	346,638	259,489
Lloyd’s	376,718	269,656	226,532
Other category (1)	(90)	309	(988)
Total gross premiums written	$2,011,310	$1,550,572	$1,605,412

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $(0.1) million for the year ended December 31, 2015 (2014 - $0.3 million, 2013 - $(1.0) million).
Catastrophe Reinsurance Segment
Property catastrophe reinsurance is our traditional core business, and is principally written through our wholly owned operating subsidiaries, joint ventures and Syndicate 1458. We believe we are one of the world’s leading providers of this coverage, based on total catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount. We also offer proportional coverages and other structures on a catastrophe-exposed basis and may increase these offerings on an absolute or relative basis in the future.
Our excess of loss property catastrophe reinsurance contracts generally cover all natural perils. Our most significant exposure is to losses from earthquakes and hurricanes and other windstorms, although we are also exposed to claims arising from other catastrophes, such as tsunamis, freezes, floods, fires, tornadoes, explosions and acts of terrorism in connection with the coverages we provide. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property reinsurance contracts when arising from a covered peril. We offer our coverages on a worldwide basis. Because of the wide range of possible catastrophic events to which we are exposed, including the size of such events and the potential for multiple events to occur in the same time period, our catastrophe reinsurance business is volatile and our results of operations reflect this volatility. Further, our financial condition may be impacted by this volatility over time or at any point in time. Claims from one or a number of severe catastrophic events could have a material adverse effect on us and we expect that increases in the values and concentrations of insured property and the effects of inflation will increase the severity of such effects.

We seek to moderate the volatility of our risk portfolio through superior risk selection, diversification and the purchase of retrocessional coverages and other protections. In furtherance of our strategy, we may increase or decrease our presence in the catastrophe reinsurance business based on market conditions and our assessment of risk-adjusted pricing adequacy. We frequently purchase reinsurance or other protection for our own account to further reduce the financial impact that a large catastrophe or a series of catastrophes could have on our results.
As a result of our position in the market and reputation for superior customer relationships, we believe we have superior access to catastrophe-exposed reinsurance business we view as desirable compared to the market as a whole. We use our proprietary underwriting tools and guidelines to attempt to construct an attractive portfolio from these opportunities. We dynamically model policy submissions against our current in-force underwriting portfolio, comparing our estimate of the modeled expected returns of the contract against the amount of capital we allocate to the contract, based on our estimate of its marginal impact on our overall risk portfolio. At times, our approach to portfolio management has resulted, and may result in the future, in us having a relatively large market share of catastrophe reinsurance exposure in a particular geographic region, such as Florida, where we historically have had a relatively large percentage of coverage exposures, or to a particular peril, such as U.S. hurricane risk, where we believe our analytical skills, claims-paying history, large capacity, strong ratings and other attributes offer a competitive advantage, or where the risks or class of risks otherwise adds efficiency to our portfolio. Conversely, from time to time we may have a disproportionately low market share in certain regions or perils where we believe our capital would be less effectively deployed.
Our principal property catastrophe reinsurance products include catastrophe excess of loss reinsurance, excess of loss retrocessional reinsurance, quota share or proportional reinsurance and investments in insurance-linked securities.
Specialty Reinsurance Segment
We write specialty reinsurance for our own account and for DaVinci, covering principally certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk we assume. Our portfolio includes various classes of casualty business, such as automobile liability, casualty clash, catastrophe exposed workers’ compensation, cyber liability, directors and officers liability, environmental liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance such as accident and health, agriculture, aviation, financial guaranty, marine and energy, mortgage guaranty, multi-line regional, political risk, terrorism and trade credit, which we collectively refer to as specialty reinsurance. The acquisition of Platinum has accelerated our strategy with respect to specialty reinsurance and we expect to experience growth in lines of business such as accident and health, multi-line regional and traditional workers compensation, and increase our presence within certain existing lines of business, including casualty clash, environmental liability, general liability, medical malpractice, professional indemnity and other casualty lines of business.
We believe we are seen as a market leader in certain of these classes of business. In recent years, we have expanded our specialty reinsurance operations, and we plan to continue to expand these operations over time. However, we cannot assure you we will succeed in growing these operations or that any growth we do attain will be profitable, or will contribute meaningfully to our results or financial condition, particularly in light of current and forecasted market conditions. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions. As with our catastrophe business, our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.
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

We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide proportional coverage, which we expect to grow on an absolute or relative basis within this segment in the future. These products frequently include tailored features such as limits or sub-limits which we believe help us manage our exposures. Any liability exceeding, or otherwise not subject to, such limits reverts to the cedant. As with our catastrophe reinsurance business, our specialty reinsurance frequently provides coverage for relatively large limits or exposures, and thus we are subject to potential significant claims volatility.
We generally seek to write significant lines on our specialty reinsurance treaties. As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available significant limits. We believe these capabilities, the strength of our specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our specialty reinsurance business. While we believe that these and other initiatives will support growth in our Specialty Reinsurance segment, we intend to continue to apply our disciplined underwriting approach which, together with current and forecasted market conditions, is likely to temper such growth in current and near-term periods.
Lloyd’s Segment
Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. The syndicate enhances our underwriting platform by providing access to Lloyd’s extensive distribution network and worldwide licenses. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), an indirect wholly owned subsidiary of the Company, is the sole corporate member of Syndicate 1458. RenaissanceRe Syndicate Management Limited (“RSML”), a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458. Syndicate 1458’s absolute and relative contributions to our consolidated results of operations have increased in recent years and we expect this trend to continue over time, although we cannot assure you we will succeed in executing our growth strategy in respect of Syndicate 1458, or that its results will be profitable, particularly in light of current and forecasted market conditions.
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
Syndicate 1458 offers a range of property and casualty insurance and reinsurance products including, but not limited to, direct and facultative property, property catastrophe, agriculture, medical malpractice, general liability and professional indemnity. We also write business through delegated authority arrangements. Syndicate 1458 may seek to expand its coverages and capacity over time. As with our catastrophe and specialty reinsurance business, Syndicate 1458 frequently provides coverage for relatively large limits or exposures, and thus it is subject to potentially significant claims volatility.
Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our investment unit which manages and invests the funds generated by our consolidated operations; (3) corporate expenses, certain expenses related to the acquisition of Platinum, capital servicing costs and noncontrolling interests; (4) the results of our discontinued operations; and (5) the remnants of our Bermuda-based insurance operations.

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
DaVinci
DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a property catastrophe reinsurance portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio and a portfolio of certain lines of specialty reinsurance such as terrorism and catastrophe exposed workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business that is underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinci’s holding company, DaVinciRe, and accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our noncontrolling economic ownership in DaVinciRe was 26.3% at December 31, 2015 (2014 - 23.4%).
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
Medici
Medici is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily correlated to property catastrophe risk. Third-party investors subscribe for a portion of the participating, non-voting common shares of Medici. We maintain majority voting control of Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), therefore the results of Medici and Fund Holdings are consolidated in our financial statements. Our economic ownership in Medici was 46.1% at December 31, 2015 (2014 - 53.2%).
Upsilon RFO
Effective January 1, 2013, we formed and launched a managed joint venture, Upsilon RFO (formerly known as Upsilon Reinsurance II Ltd.), a Bermuda domiciled special purpose insurer (“SPI”), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO’s creation further enhances our efforts to match desirable reinsurance risk with efficient capital through a strategic capital structure. Original business is written directly by Upsilon RFO under fully-collateralized reinsurance contracts capitalized through the sale of non-voting shares to the

Company and Upsilon Fund. Other than our equity investment, we have not provided any financial or other support to Upsilon RFO we were not contractually required to provide.
Upsilon Fund
Effective November 13, 2014, we incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by us. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is managed by RenaissanceRe Fund Management Ltd. in return for an expense override and profit commission. We have not provided any financial or other support to Upsilon Fund we were not contractually required to provide. Currently, Upsilon Fund is invested in Upsilon RFO and Medici.
Strategic Investments
Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants. These investments are directed at classes of risk other than catastrophe reinsurance, and at times may also be directed at non-insurance risks. We find these investments attractive because of their expected returns, and because they provide us with diversification benefits and information and exposure to other aspects of the market. Examples of these investments include our investments in Tower Hill Insurance Group, LLC. (“THIG”), Tower Hill Holdings, Inc. (“Tower Hill”),Tower Hill Signature Insurance Holdings, Inc. (“Tower Hill Signature”) and Tower Hill Re (collectively, the “Tower Hill Companies”), Universal Insurance Holdings, Inc. (“Universal”), Essent Group Ltd. (“Essent”) and Trupanion Inc. (“Trupanion”). The carrying value of these investments on our consolidated balance sheet, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so. Other than Universal, Essent and Trupanion, none of the securities we hold in respect of these investments are publicly traded.
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
Our ventures unit business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Catastrophe Reinsurance and Specialty Reinsurance segment results as appropriate; the results of our equity method investments, such as Top Layer Re, and other ventures are included in the Other category of our segment results.
GEOGRAPHIC BREAKDOWN
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean market, which represented 59.4% of our gross premiums written for the year ended December 31, 2015. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms (mainly U.S. Atlantic hurricanes), earthquakes and other natural and man-made catastrophes. The following table sets forth the percentage of our gross premiums written allocated to the territory of coverage exposure:

	2015		2014		2013
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)
Catastrophe Reinsurance
U.S. and Caribbean	$565,115	28.1%	$573,696	37.0%	$782,211	48.7%
Worldwide	168,447	8.3%	157,674	10.2%	99,179	6.2%
Worldwide (excluding U.S.) (1)	65,390	3.3%	123,476	8.0%	146,048	9.1%
Japan	29,959	1.5%	31,484	2.0%	39,060	2.4%
Europe	17,625	0.9%	25,353	1.6%	25,659	1.6%
Australia and New Zealand	15,185	0.8%	20,807	1.3%	22,460	1.4%
Other	6,910	0.3%	1,479	0.1%	5,762	0.4%
Total Catastrophe Reinsurance	868,631	43.2%	933,969	60.2%	1,120,379	69.8%
Specialty Reinsurance
U.S. and Caribbean	475,447	23.6%	169,045	10.9%	91,203	5.7%
Worldwide	200,693	9.9%	161,329	10.4%	151,879	9.5%
Worldwide (excluding U.S.) (1)	83,681	4.2%	7,506	0.5%	1,661	0.1%
Europe	3,362	0.2%	460	—%	2,612	0.2%
Australia and New Zealand	1,145	0.1%	6,898	0.5%	12,068	0.7%
Other	1,723	0.1%	1,400	0.1%	66	—%
Total Specialty Reinsurance	766,051	38.1%	346,638	22.4%	259,489	16.2%
Lloyd’s
Worldwide	186,113	9.2%	118,190	7.6%	104,249	6.5%
U.S. and Caribbean	154,104	7.7%	120,066	7.7%	88,535	5.5%
Worldwide (excluding U.S.) (1)	14,896	0.7%	13,655	0.9%	8,071	0.5%
Europe	12,922	0.6%	7,609	0.5%	14,763	0.9%
Japan	2,432	0.1%	2,695	0.2%	1,907	0.1%
Australia and New Zealand	1,166	0.1%	2,907	0.2%	2,948	0.2%
Other	5,085	0.3%	4,534	0.3%	6,059	0.4%
Total Lloyd’s	376,718	18.7%	269,656	17.4%	226,532	14.1%
Other category (2)	(90)	—%	309	—%	(988)	(0.1)%
Total gross premiums written	$2,011,310	100.0%	$1,550,572	100.0%	$1,605,412	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).

(2)
The Other category consists of contracts that are primarily exposed to U.S. risks and includes inter-segment gross premiums written of $(0.1) million for the year ended December 31, 2015 (2014 - $0.3 million, 2013 - $(1.0) million).

NEW BUSINESS
From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through new joint venture opportunities. We also regularly evaluate potential strategic opportunities we believe might utilize our skills, capabilities, proprietary technology and relationships to support possible expansion into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where we believe reasonably sufficient data is available and our analytical abilities provide us with a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in accordance with our approach in respect of our then current portfolio of risks.
We regularly review potential strategic transactions that might improve our portfolio of business, enhance or focus our strategies, expand our distribution or capabilities, or provide other benefits. In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. We believe that our ability to attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our ventures unit.
COMPETITION
The markets in which we operate are highly competitive, and we believe that competition is in general increasing and becoming more robust. Our competitors include independent reinsurance and insurance companies, subsidiaries and/or affiliates of globally recognized insurance companies, reinsurance divisions of certain insurance companies, domestic and international underwriting operations, and a range of entities offering forms of risk transfer protection on a collateralized or other non-traditional basis. As our business evolves, we expect our competitors to change as well.
We believe that our principal competitors in the property catastrophe and specialty reinsurance market include other companies active in the Bermuda market, currently including Allied World Assurance Company, AG, Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Chubb Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Hamilton Re Ltd. (“Hamilton Re”), PartnerRe Ltd., Third Point Reinsurance Ltd. (“Third Point”), Validus Holdings, Ltd., White Mountains Insurance Group, Ltd. and XL Group plc, as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway Inc., Hannover Rückversicherung AG (“Hannover Re”), Ironshore Inc., Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (“Munich Re”) and Swiss Re Ltd.
Hedge funds, pension funds and endowments, investment banks, investment managers (such as Nephila Capital Ltd.), exchanges and other capital market participants are increasingly active in the reinsurance market and the market for related risk, either through the formation of reinsurance companies (which include Greenlight Reinsurance Ltd. and new Bermuda-based entrants, including Aeolus Re Ltd., Hamilton Re, Swan Re Ltd. and Third Point) or through the use of other financial products, such as catastrophe bonds, other insurance-linked securities and collateralized reinsurance investment funds. We expect competition from these sources to continue to increase. In addition, we continue to anticipate growth in financial products offered to the insurance market which are intended to compete with traditional reinsurance, such as exchange traded catastrophe options, insurance-linked securities, unrated privately held reinsurance companies providing collateralized reinsurance, catastrophe-linked derivative agreements and other financial products It is possible that these changing dynamics will meaningfully impact the markets in which we participate, possibly adversely.
The tax policies of the countries where our customers operate, as well as government sponsored or backed catastrophe funds, also affect demand for reinsurance, sometimes significantly. Moreover, government-backed entities increasingly represent competition for the coverages we provide directly or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire.
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
We generally utilize a multiple model approach combining both probabilistic and deterministic techniques. The underlying risk models integrated into our underwriting and REMS© framework are a combination of internally constructed and commercially available models. We use commercially available natural hazard catastrophe models to assist with validating and stress testing our base model and REMS© results. We continually strive to improve our analytical techniques for both natural hazard and non-natural hazard models in REMS© and while our experience is most developed for analyzing natural hazard catastrophe risks, we continue to invest in and evolve our capabilities for assessing non-natural hazard catastrophe risks. With the acquisition of Platinum and our recent growth in our Specialty Reinsurance and Lloyd’s segments, we have increased our modeling and underwriting resources and associated capabilities with respect to our specialty lines of business.
We believe that REMS© is a robust underwriting and risk management system that has been successfully integrated into our business processes and culture. Before we bind a (re)insurance risk, exposure data, historical loss information and other risk data is gathered from customers. Using a combination of proprietary software, underwriting experience, actuarial techniques and engineering expertise where we deem appropriate, the exposure data is reviewed and augmented. We use this data as primary inputs into the REMS© modeling system as a base to create risk distributions to represent the risk being evaluated. We believe that the REMS© modeling system helps us to analyze each policy on a consistent basis, assisting our determination of what we believe to be an appropriate price to charge for each policy based upon the risk to be assumed. REMS© combines computer-generated statistical simulations that estimate loss and event probabilities with exposure and coverage information on each client’s (re)insurance contract to produce expected claims for (re)insurance programs submitted to us. Operationally, on a deal-by-deal basis, our models employ simulation techniques that have the ability to generate 40,000 years of loss activity. When deemed necessary, we stress test the 40,000 year simulations with simulations of up to 1,000,000 years. At a consolidated level, we frequently utilize simulations of 500,000 years to incorporate reserve risk, investment risk, expenses, and operational and other risks at a portfolio and risk assuming entity level. For natural hazards, we simulate a large range of potential industry losses in respect of events by region and peril. For some regions and perils, the extreme tails of these simulations include industry losses in excess of $600 billion. From these simulations, we generate a probability distribution of potential outcomes for each policy in our portfolio and for our total portfolio. In part, through the process described above and the utilization of REMS©, we seek to compare our estimate of the expected returns in respect of a contract with the amount of capital we notionally allocate to the contract based on our estimate of its marginal impact on our portfolio of risks. A key advantage of our REMS© framework is our ability to include additional perils, risks and geographic areas that may not be captured in commercially available natural hazards risk models.
We periodically review the estimates and assumptions that are reflected in REMS© and our other tools. For example, the 2011 and 2010 New Zealand Earthquakes and the Tohoku Earthquake provided new insight on certain aspects of hazard and vulnerability to the global earthquake science community. Utilizing internal research capabilities from our team of scientists at Weather Predict Consulting Inc. (“Weather Predict”) and new research from the global earthquake science community, we updated several of our internal regional representations of earthquake risk in advance of the commercially available models. In late 2012, Storm Sandy gave rise to new data relating to storm surge, flood persistence and mid-Atlantic tropical storm meteorology. We subsequently updated our North Atlantic storm surge model to reflect this new data.
Our underwriters use the combination of our risk assessment and underwriting process, REMS© and other tools in their pricing decisions, which we believe provides them with several competitive advantages. These include the ability to:

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
In order to estimate the risk profile of each line of non-natural hazard reinsurance (i.e., our specialty and casualty lines of business), we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation and terrorism, we seek to directly leverage our skill in modeling for our property catastrophe reinsurance risks, and seek to appropriately estimate and manage the correlations between these specialty lines and our catastrophe reinsurance portfolio. For other classes of business, in which we believe we have little or no natural catastrophe exposure, and therefore less correlation with our property catastrophe reinsurance coverages, we derive probability distributions from a variety of underlying information sources, including recent historical experience, and the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis we use for our property catastrophe (re)insurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our estimates of the related underlying risks which our products cover, which we believe helps us to make consistent underwriting decisions and to manage our total risk portfolio.
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
Enterprise Risk Management (“ERM”)
We believe that high-quality and effective risk management is best achieved when it is a shared cultural value throughout the organization. We have developed and utilize a series of tools and processes we believe supports a culture of risk management and to create a robust framework of ERM within our organization. We consider ERM to be a key process which is the responsibility of every individual within the Company. ERM is managed by our senior executive team under the oversight of our Board of Directors, and implemented by personnel from across our organization. We believe that ERM helps us to identify potential events that may affect us, to quantify, evaluate and manage the risks to which we are exposed, and to provide reasonable assurance regarding the achievement of our objectives. We believe that effective ERM can provide us with a significant competitive advantage. We also believe that effective ERM assists our efforts to minimize the likelihood of suffering financial outcomes in excess of the ranges which we have estimated in respect of specific investments, underwriting decisions, or other operating or business activities, although we do not believe this risk can be eliminated. We believe that our risk management tools support our strategy of pursuing opportunities and help us to identify opportunities we believe to be the most attractive. In particular, we utilize our risk management tools to support our efforts to monitor our capital position, on a consolidated basis and for each of our major operating subsidiaries, and to allocate an appropriate amount of capital to support the risks we have assumed in the aggregate and for each of our major operating subsidiaries. We believe that our risk management efforts are essential to our corporate strategy and our goal of achieving long-term growth in tangible book value per share plus the change in accumulated dividends for our shareholders.
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

Reserve Risk is a subcomponent of assumed risk. We define reserve risk as the risks related to our reserve for net claims and claim expenses, including the amount, both absolute and relative, of our outstanding reserve for net claims and claim expenses, and the impact of economic, social, legal and regulatory matters. Our reserve for net claims and claim expenses is subject to significant uncertainty as a result of these factors, and others. Although reserve risk can increase in both the absolute, and relative to its overall consideration in our ERM framework, we employ robust resources, procedures and technology to identify, understand, quantify and manage these risks. Our reserve risk has increased in recent years, and specifically the acquisition of Platinum added claims and claim expense reserves of $1.4 billion at March 2, 2015, consisting of $117.4 million and $1.3 billion included in our Catastrophe Reinsurance and Specialty Reinsurance segments, respectively, which are subject to the reserving methodologies and sensitivities for each respective line of business described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves.” Our reserve for net claims and claim expenses will continue to be subject to significant uncertainty and has the potential to develop adversely in future periods.

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

(3)
Operational Risk. We are subject to a number of additional risks arising out of operational, regulatory, and other matters. We define operational risk to include the risk we fail to create, manage, control or mitigate the people, processes, structures or functions required to execute our strategic and tactical plans and assemble an optimized portfolio of assumed risk, and to adjust to and comply with the evolving requirements of business environment risk applicable to us.  In light of the rapid evolution of our markets, business environment, and business initiatives, we seek to continually invest in the tools, processes and procedures to mitigate our exposure to operational risk on a cost-effective basis. As with assumed risk and business environment risk, operational risk presents intrinsic uncertainties, and we may fail to appropriately identify or mitigate applicable operational risk.

Identification and monitoring of business environment risk and operational risk is coordinated by senior personnel including our Chief Financial Officer and Chief Operating Officer (“CFO”), General Counsel and Chief Compliance Officer (“CCO”), Corporate Controller and Chief Accounting Officer (“CAO”), Chief Risk Officer (“CRO”) and Head of Internal Audit, utilizing resources throughout the Company.
Although financial reporting is a key area of our focus, other operational risks are addressed through our disaster recovery program, human resource practices such as motivating and retaining top talent, our strict tax protocols and our legal and regulatory policies and procedures.
Controls and Compliance Committee.  We believe that a key component of our current operational risk management platform is our Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our CFO, CCO, CAO, CRO, Head of Internal Audit, staff compliance professionals and representatives from our business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, and to ensure compliance with applicable laws and regulations, the Company’s Code of Ethics and Conduct (the “Code of Ethics”), and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially raise complex and/or significant tax, legal, accounting, regulatory, financial reporting, reputational or compliance issues.
Ongoing Development and Enhancement.  We seek to reflect and categorize risks we monitor in part through quantitative risk distributions, even where we believe that such quantitative analysis is not as robust or well developed as our tools and models for measuring and evaluating other risks, such as catastrophe and market risks. We also seek to improve the methods by which we measure risks. Effective risk management is a core attribute of our culture and we believe it is a continual process that requires ongoing improvement and development. We seek from time to time to identify effective new practices or additional developments both from within our industry and from other sectors. We believe that our ongoing efforts to embed ERM throughout our organization are important to our efforts to produce and maintain a competitive advantage to achieve our corporate goals.
RATINGS
Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We have received high claims-paying and financial strength ratings from A.M. Best Company, Inc. (“A.M. Best”), Standard and Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”). These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Subsequent to the announcement of the acquisition of Platinum, S&P, A.M. Best, Moody’s and Fitch affirmed the ratings of RenaissanceRe and the operating subsidiaries of RenaissanceRe, with a stable outlook. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, and details of recent ratings actions. In addition, S&P assesses companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM rating of “Very Strong”, which is the highest rating assigned by S&P, and indicates that S&P believes RenaissanceRe has very strong capabilities to consistently identify, measure, and manage risk exposures and losses within RenaissanceRe’s predetermined tolerance guidelines.
RESERVES FOR CLAIMS AND CLAIM EXPENSES
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims related to specific contracts previously reported to us which we believe may not be adequately estimated by the client as of that date, and adding estimates for the anticipated cost of claims incurred but not yet reported to us (“IBNR”).
In connection with the acquisition of Platinum on March 2, 2015, we acquired claims and claim expense reserves of $1.4 billion, consisting of $117.4 million and $1.3 billion included in our Catastrophe Reinsurance and Specialty Reinsurance segments, respectively, which are subject to the reserving methodologies for each respective line of business as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves.”
The following table summarizes our claims and claim expense reserves by line of business, split between case reserves, additional case reserves and IBNR:

At December 31, 2015	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$237,345	$146,969	$179,947	$564,261
Specialty Reinsurance	529,952	126,650	1,148,015	1,804,617
Lloyd’s	84,964	22,085	263,440	370,489
Other	2,071	—	25,607	27,678
Total	$854,332	$295,704	$1,617,009	$2,767,045

At December 31, 2014
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. During the year ended December 31, 2015, changes to prior year estimated claims reserves increased our net income by $162.4 million (2014 - $143.8 million, 2013 - $144.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.

The following table presents an analysis of our paid, unpaid and incurred losses and loss expenses and a reconciliation of beginning and ending reserves for claims and claim expenses for the years indicated:

Year ended December 31,	2015	2014	2013
(in thousands)
Net reserves as of January 1	$1,345,816	$1,462,705	$1,686,865
Net incurred related to:
Current year	610,685	341,745	315,241
Prior years	(162,447)	(143,798)	(143,954)
Total net incurred	448,238	197,947	171,287
Net paid related to:
Current year	95,747	39,830	32,212
Prior years	459,905	275,006	363,235
Total net paid	555,652	314,836	395,447
Amounts acquired (1)	1,394,117	—	—
Total net reserves as of December 31	2,632,519	1,345,816	1,462,705
Reinsurance recoverable as of December 31	134,526	66,694	101,025
Total gross reserves as of December 31	$2,767,045	$1,412,510	$1,563,730

(1) Represents the fair value of Platinum's reserve for claims and claim expenses and reinsurance recoverable acquired at March 2, 2015.
Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for additional discussion regarding our reserving methodologies, including key assumptions and sensitivity analysis and a discussion regarding our accounting treatment and favorable development on prior years net claims and claim expenses.
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
Reserving for our reinsurance claims involves other uncertainties, such as the dependence on information from ceding companies, which among other matters, includes the time lag inherent in reporting information from the primary insurer to us or to our ceding companies and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information may be received on a monthly, quarterly or transactional basis and normally includes paid claims and estimates of case reserves. We sometimes also receive an estimate or provision for IBNR. This information is often updated and adjusted from time to time during the loss settlement period as new data or facts in respect of initial claims, client accounts, industry or event trends may be reported or emerge in addition to changes in applicable statutory and case laws.
Our estimates of losses from large events are based on factors including currently available information derived from our claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with certain large events can be concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude of certain events, there can be meaningful uncertainty regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
The following table represents the development of our GAAP balance sheet reserves for December 31, 2005 through December 31, 2015. This table does not present accident or policy year development data. The top line of the table shows the gross reserves for claims and claim expenses at the balance sheet date for each of the indicated years. This represents the estimated amounts of claims and claim expenses arising in the current year and all prior years that are unpaid at the balance sheet date, including additional case reserves and IBNR reserves. Net reserves for claims and claim expenses of Platinum are included in the year of acquisition. The table also shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy on net reserves” represents the aggregate change to date from the indicated estimate of the gross reserve for claims and claim expenses, net of reinsurance recoverable on the second line of the table. The table also shows the cumulative net paid amounts as of successive years with respect to the net reserve liability. At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy on gross reserves.

With respect to the information in the table below, note that each amount includes the effects of all changes in amounts for prior periods, including the effect of foreign exchange rates.

Year ended December 31,	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014 (1)	2015 (1)
(in millions)
Gross reserve for claims and claim expenses	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8	$1,992.3	$1,879.4	$1,563.7	$1,412.5	$2,767.0
Reserve for claims and claim expenses, net of reinsurance recoverable	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1	$1,588.3	$1,686.9	$1,462.7	$1,345.8	$2,632.5
1 Year Later	1,610.7	1,368.3	1,412.6	1,299.0	958.2	1,024.1	1,430.3	1,543.0	1,318.9	1,227.7	—
2 Years Later	1,449.1	1,225.9	1,199.0	1,045.1	857.6	895.8	1,345.5	1,419.2	1,234.5	—	—
3 Years Later	1,333.7	1,092.2	997.8	961.4	770.8	849.5	1,274.8	1,367.9	—	—	—
4 Years Later	1,231.6	911.1	923.0	888.7	727.4	838.4	1,247.2	—	—	—	—
5 Years Later	1,077.8	847.2	878.5	849.2	697.8	831.0	—	—	—	—	—
6 Years Later	1,022.7	823.5	858.6	824.6	693.4	—	—	—	—	—	—
7 Years Later	1,002.8	819.1	848.0	823.5	—	—	—	—	—	—	—
8 Years Later	1,009.4	811.4	846.5	—	—	—	—	—	—	—	—
9 Years Later	1,004.7	804.4	—	—	—	—	—	—	—	—	—
10 Years Later	998.4	—	—	—	—	—	—	—	—	—	—
Cumulative redundancy on net reserves	$743.8	$786.9	$763.0	$741.7	$566.9	$325.1	$341.1	$319.0	$228.2	$118.1	$—
Cumulative Net Paid Losses
1 Year Later	$354.8	$247.6	$337.1	$191.5	$182.8	$129.7	$142.6	$363.2	$275.0	$222.0	$—
2 Years Later	548.4	435.8	469.5	369.1	301.5	301.5	484.5	605.5	448.9	—	—
3 Years Later	712.6	529.5	553.0	471.6	420.6	379.3	667.9	749.6	—	—	—
4 Years Later	782.9	569.4	605.7	585.8	456.2	437.6	781.1	—	—	—	—
5 Years Later	812.0	594.2	690.4	615.3	487.8	482.5	—	—	—	—	—
6 Years Later	833.1	656.1	703.2	641.2	504.5	—	—	—	—	—	—
7 Years Later	879.1	668.7	724.7	655.4	—	—	—	—	—	—	—
8 Years Later	890.9	676.5	731.3	—	—	—	—	—	—	—	—
9 Years Later	893.2	678.1	—	—	—	—	—	—	—	—	—
10 Years Later	894.2	—	—	—	—	—	—	—	—	—	—
Gross reserve for claims and claim expenses	$2,381.4	$1,811.0	$1,717.2	$1,758.8	$1,344.4	$1,257.8	$1,992.3	$1,879.4	$1,563.7	$1,412.5	$2,767.0
Reinsurance recoverable on unpaid losses	639.2	219.7	107.7	193.6	84.1	101.7	404.0	192.5	101.0	66.7	134.5
Net reserve for claims and claim expenses	$1,742.2	$1,591.3	$1,609.5	$1,565.2	$1,260.3	$1,156.1	$1,588.3	$1,686.9	$1,462.7	$1,345.8	$2,632.5
Gross liability re-estimated	$1,606.2	$1,006.6	$908.7	$956.9	$732.8	$908.5	$1,635.9	$1,522.7	$1,306.8	$1,268.0	$—
Reinsurance recoverable on unpaid losses re-estimated	607.8	202.2	62.2	133.4	39.4	77.5	388.7	154.8	72.3	40.3	—
Net liability re-estimated	$998.4	$804.4	$846.5	$823.5	$693.4	$831.0	$1,247.2	$1,367.9	$1,234.5	$1,227.7	$—
Cumulative redundancy on gross reserves	$775.2	$804.4	$808.5	$801.9	$611.6	$349.3	$356.4	$356.7	$256.9	$144.5	$—

(1)
Platinum’s gross reserve for claims and claim expenses and its reinsurance recoverable are included in this table at December 31, 2015 for the first time. For years prior to 2015, this table excludes the gross reserve for claims and claim expenses and reinsurance recoverable of Platinum. Accordingly, the cumulative redundancy on gross reserves (gross reserve for claims and claim expenses at the end of the year, as originally estimated, less the gross liability re-estimated as of subsequent years) for years prior to 2015 relates only to claims and claim expenses recorded by RenaissanceRe and its subsidiaries not acquired in connection with the acquisition of Platinum. In addition, the cumulative redundancy on net reserves and cumulative net paid losses disclosed in the 2014 column in the table above, excludes $44.3 million and $237.9 million, respectively, associated with Platinum for years prior to 2015.

INVESTMENTS
Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. The majority of our investments consist of highly rated fixed income securities. We also hold a significant amount of short term investments. Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. In addition, we have an allocation to other investments including private equity partnerships, catastrophe bonds, a senior secured bank loan fund, and hedge funds, and to certain equity securities. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
In connection with the acquisition of Platinum on March 2, 2015, we acquired $2.7 billion of investments, including $1.8 billion of fixed maturity investments trading and $883.5 million of short term investments.
The table below shows the aggregate amounts of our invested assets:

At December 31,	2015		2014
(in thousands, except percentages)
U.S. treasuries	$2,064,944	23.0%	$1,671,471	24.8%
Agencies	137,976	1.5%	96,208	1.4%
Municipal	583,282	6.5%	—	—%
Non-U.S. government (Sovereign debt)	334,981	3.7%	280,651	4.2%
Non-U.S. government-backed corporate	138,994	1.5%	146,467	2.2%
Corporate	2,055,323	22.9%	1,610,442	23.9%
Agency mortgage-backed	504,518	5.6%	316,620	4.7%
Non-agency mortgage-backed	270,763	3.0%	253,050	3.7%
Commercial mortgage-backed	561,496	6.2%	381,051	5.7%
Asset-backed	130,541	1.4%	27,610	0.4%
Total fixed maturity investments, at fair value	6,782,818	75.3%	4,783,570	71.0%
Short term investments, at fair value	1,208,401	13.4%	1,013,222	15.0%
Equity investments trading, at fair value	393,877	4.4%	322,098	4.8%
Other investments, at fair value	481,621	5.4%	504,147	7.5%
Total managed investment portfolio	8,866,717	98.5%	6,623,037	98.3%
Investments in other ventures, under equity method	132,351	1.5%	120,713	1.7%
Total investments	$8,999,068	100.0%	$6,743,750	100.0%

For additional information regarding the investment portfolio, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Investments”.
MARKETING
We believe that our modeling and technical expertise, the risk management products we provide to our customers, and our reputation for paying claims promptly has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our products worldwide primarily through reinsurance brokers and we focus our marketing efforts on targeted brokers and partners. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and customers. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.
We believe that primary insurers’ and brokers’ willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to promptly pay valid claims, the quality of a reinsurer’s service, the reinsurer’s willingness and ability to design customized programs, its long-term stability and its commitment to provide reinsurance capacity. We believe we have established a reputation with our brokers and customers for prompt response on underwriting submissions, for fast payments on valid claims and for providing creative solutions to our customers’ needs. Since we selectively write large lines on a limited number of property catastrophe and specialty reinsurance contracts, we can establish terms and conditions on those contracts that are attractive in our judgment, make large commitments to the most attractive programs and provide superior client responsiveness. We believe that our willingness and ability to design customized programs and to provide bespoke risk management products has helped us to develop long-term relationships with brokers and customers.
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
The following table shows the percentage of our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments’ gross premiums written generated through subsidiaries and affiliates of our largest brokers:

Year ended December 31, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Total
AON	57.4%	47.0%	28.7%	48.1%
Marsh	22.6%	20.6%	21.9%	21.7%
Willis Towers Watson	8.1%	16.0%	11.0%	11.7%
Total of largest brokers	88.1%	83.6%	61.6%	81.5%
All others	11.9%	16.4%	38.4%	18.5%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the number of brokers for which we issued authorization for coverage on programs, the number of program submissions received and the number and percent of authorizations issued, split between our Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments for 2015:

Year ended December 31, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s
Number of brokers	19	32	48
Program submissions	2,205	450	3,820
Programs authorized	819	183	990
Programs authorized as a percentage of program submissions	37%	41%	26%

EMPLOYEES
At February 18, 2016, we employed 376 people worldwide (February 18, 2015 - 281, February 19, 2014 - 285). We believe our strong employee relations are among our most significant strengths. None of our employees are subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries. We have historically looked for opportunities to strengthen our operations during periods of softening markets in anticipation of improving market conditions, however, we may from time to time reevaluate our operational needs based on various factors, including the changing nature of such market conditions and changes in our strategy or tactical plans. We expect to continue to experience a degree of employee growth in the U.K., the U.S. and other markets outside Bermuda, which may lead to new or expanded human resource requirements.
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
Cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results.  Publicly reported instances of cyber security threats and incidents have increased over recent periods, and it is possible that cyber-related risks for us or the costs to us of complying with new or developing regulatory requirements have or will increase.  In 2011, the Securities and Exchange Commission (the “SEC”) drafted informal staff-level guidance for public companies to use when considering whether to disclose cyber attacks and their impact on a company's financial condition, and it is possible that the SEC or other agencies which regulate or oversee us will adopt new standards or requirements with which we would be required to comply. We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by our personnel.  Failure to comply with these obligations can give rise to monetary fines and other penalties, which could be significant.
We protect our information systems with physical and electronic safeguards as well as backup systems considered appropriate by management. However, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise.  Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties.
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
As a holding company, RenaissanceRe is not currently subject to the Insurance Act. However, the Insurance Act regulates the insurance and reinsurance business of our Bermuda-licensed operating insurance companies. RenaissanceRe’s Bermuda-licensed operating insurance subsidiaries include Renaissance Reinsurance, DaVinci and Platinum Bermuda, which are registered as Class 4 general business insurers, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S., which are registered as Class 3B general business insurers, and Top Layer Re, which is registered as a Class 3A general business insurer under the Insurance Act. RenaissanceRe also has operating subsidiaries registered as SPIs under the Insurance Act, including most recently, Upsilon RFO. RUM and RenaissanceRe Underwriting Management Ltd. are each registered as insurance managers under the Insurance Act.
The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the Bermuda Monetary Authority (the “BMA”) powers to supervise, investigate and intervene in the affairs of insurance companies. Significant requirements of the Insurance Act include the appointment of an independent auditor and loss reserve specialist (both of whom must be approved by the BMA), the filing of an annual financial return and provisions relating to the payment of distributions and dividends. In particular:

•
Each Class 3A, Class 3B and Class 4 general business insurer is required to submit annual statutory financial statements as part of its statutory financial return no later than four months after the insurer’s financial year end (unless specifically extended). The annual statutory financial statements give detailed information and analyses regarding premiums, claims, reinsurance, reserves and investments. The statutory financial return includes, among other items: a report of the approved independent auditor on the statutory financial statements; a declaration of statutory ratios; a solvency certificate; the statutory financial statements themselves; the opinion of the approved loss reserve specialist; and details concerning ceded reinsurance. Class 3A, 3B and 4 insurers are also required to file a capital and solvency return in respect of their general business, which includes, amongst other items, the Bermuda Solvency Capital Requirement (“BSCR”) model, a schedule of governance and risk management, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.

•
In addition to preparing statutory financial statements, all Class 3A, Class 3B and Class 4 insurers must prepare financial statements in respect of their insurance business in accordance with GAAP, International Financial Reporting Standards (“IFRS”) or other acceptable accounting standards, which are published on the BMA website.

•
A general business insurer’s statutory assets must exceed its statutory liabilities by an amount, equal to or greater than the prescribed minimum solvency margin (“Minimum Solvency Margin”), which varies with the category of its registration. The Minimum Solvency Margin that must be maintained by a Class 4 insurer is the greater of (i) $100.0 million, or (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), or (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the enhanced capital requirement (ECR”), which is established by reference to the BSCR model. The Minimum Solvency Margin for a Class 3A or Class 3B insurer is the greater of (i) $1.0 million, or (ii) 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6.0 million, or (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the insurer’s ECR.

•
Each Class 3A, Class 3B and Class 4 insurer must maintain its capital at a level at least equal to its ECR. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3A, Class 3B and Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3A, Class 3B and Class 4 insurer equal to 120% of the respective ECR. While a Class 3A, Class 3B and Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight.

•	An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (“Minimum Liquidity Ratio”).

•
To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A, Class 3B and Class 4 insurers must maintain available capital in accordance with a “three tiered capital regime”. All capital instruments are classified as either basic or ancillary capital, which in turn are classified into one of three tiers (Tier 1, Tier 2 and Tier 3) based on their "loss absorbency" characteristics (the "Tiered Capital Requirements"). Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital is classified as Tier 1 capital, lesser quality capital is classified as either Tier 2 capital or Tier 3 capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used to satisfy the Class 3A, 3B and 4 insurers' Minimum Solvency Margin and ECR requirements.

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

•
All registered insurers are required to give the BMA 30 days’ notice of certain matters that are likely to be of material significance (each a “Material Change”) to the BMA in carrying out its supervisory function under the Insurance Act. The Insurance Act prescribes the Material Changes requiring advance notice.

•
All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards to be complied with to ensure each insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act.

•
Pursuant to the Insurance Act, the BMA acts as the group supervisor of the RenaissanceRe group of companies (the “RenaissanceRe Group”) and it has designated Renaissance Reinsurance to be the “designated insurer” in respect of the RenaissanceRe Group. The designated insurer is required to ensure that the RenaissanceRe Group complies with the provisions of the Insurance Act pertaining to groups and all related group solvency and group supervision rules (together, the “Group Rules”). Under the Group Rules, the RenaissanceRe Group is required to annually prepare and submit to the BMA group GAAP financial statements, group statutory financial statements, a group statutory financial return and a group capital and solvency return. An insurance group must ensure that the value of the insurance group's assets exceeds the amount of the insurance group's liabilities by the aggregate of: (i) the individual Minimum Solvency Margin of each qualifying member of the group controlled by the parent company; and (ii) the parent company’s percentage shareholding in the member multiplied by the member’s Minimum Solvency Margin, where the parent company exercises significant influence over a member of the group but does not control the member (the "Group Minimum Solvency Margin"). A member is a qualified member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. Every insurance group is also required to submit an annual group actuarial opinion when filing its group statutory financial return. The group actuary must be approved by the BMA. Insurance groups are required to maintain available statutory capital and surplus to an amount that is equal to or exceeds the value of its Group ECR, which is calculated at the end of its relevant year by reference to the BSCR model of the group (the “Group BSCR”) or an approved internal capital model provided that the group ECR shall at all times be an amount equal to or exceeding the Group Minimum Solvency Margin. The group ECR is being phased in over a period of six years, which commenced with the 2013 financial year end. For the 2015 financial year end the applicable group ECR is equivalent to 70% of the amount determined by the Group BSCR or an approved internal capital model. This requirement will increase by increments of 10% in each of the following four years until 100% of the amount determined by the Group BSCR or an approved internal capital model for the ECR is required for the 2018 financial year end. The BMA expects insurance groups to operate at or above a group TCL, which exceeds the group ECR. The TCL for insurance groups is set at 120% of its group ECR. In addition, under the Tiered Capital Requirements described above, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used by an insurance group to satisfy the Group's Minimum Solvency Margin and group ECR requirements. Further, our Board of Directors has established solvency self assessment procedures for the RenaissanceRe Group that factor in all foreseeable material risks; Renaissance Reinsurance must ensure that the RenaissanceRe Group’s assets exceed the amount of the RenaissanceRe Group’s liabilities by the aggregate minimum margin of solvency of each qualifying member; and our Board of Directors has established and effectively implements corporate governance policies and procedures designed to ensure they support the overall organizational strategy of the RenaissanceRe Group. In addition, the RenaissanceRe Group is required to prepare and submit to the BMA a quarterly financial return comprising unaudited consolidated group financial statements, a schedule of intra-group transactions and a schedule of risk concentrations.

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
The BMA has indicated that it will remain committed to the regulatory equivalence process in relation to Solvency II for Bermuda’s commercial insurance sector. As part of this process, the BMA made certain amendments to the implementation of Bermuda’s reporting regime for commercial insurers and insurance groups as it relates to statutory financial reporting, public disclosures, eligible capital, changes to the BSCR model and economic balance sheet. The enhancements to Bermuda’s regulatory regime involve among others the requirement for the submission of certain items in accordance with the Insurance Account Rules 2015, Insurance (Public Disclosure) Rules 2015 and amendments made to other relevant existing statutory instruments and rules. Most recently, the BMA has been granted full Solvency II equivalence for an unlimited period by the European Commission (the “EC”) based on an assessment conducted by the European Insurance and Occupational Pensions Authority. The Bermuda Solvency II Delegated Act will enter into force only if no objection has been expressed either by the European Parliament or the European Council within a period of three months of notification of the Delegated Act to the European Parliament and the European Council or if, before the expiry of that period, the European Parliament and the European Council have both informed the EC that they will not object. The period can be extended by three months at the initiative of the European Parliament or the European Council.
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
U.S. Regulation
Admitted Company Regulation. Renaissance Reinsurance U.S. is a Maryland domiciled insurer licensed in 26 states and the District of Columbia and qualified or certified as a reinsurer in 24 states. As a U.S. licensed and authorized insurer, Renaissance Reinsurance U.S. is subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance departments regulate insurer solvency standards, authorized investments, loss and loss expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The Maryland Insurance Administration, as Renaissance Reinsurance U.S.’s domestic regulator, is the primary financial regulator of Renaissance Reinsurance U.S. Costs associated with understanding and complying with the regulations and requirements imposed by the Maryland Insurance Administration and other state insurance departments, as well as any changes or amendments to such regulations, may result in increased costs or burdens for RenaissanceRe.
Holding Company Regulation. We are subject to the insurance holding company laws of Maryland, the domestic state of Renaissance Reinsurance U.S. These laws generally require Renaissance Reinsurance U.S. to file with the Maryland Insurance Administration certain reports concerning its capital structure, ownership, financial condition and general business operations. Generally, all affiliate transactions involving the insurers in a holding company system must be fair and, if material or of specified types, require prior notice and approval or non-disapproval by the Maryland Insurance Administration. Further, Maryland law places limitations on the amounts of dividends or distributions payable by Renaissance Reinsurance U.S. Payment of ordinary dividends by Renaissance Reinsurance U.S. requires notice to the Maryland Insurance

Administration. Extraordinary dividends, which must be paid out of earned surplus, generally require thirty days’ prior notice to and approval or non-disapproval of the Maryland Insurance Administration before being declared. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (1) ten percent of the insurer’s surplus as regards policyholders as of December 31 of the preceding year or (2) the insurer’s net investment income, excluding realized capital gains (as determined under statutory accounting principles), for the twelve month period ending December 31 of the preceding year and pro rata distributions of any class of the insurer’s own securities, plus any amounts of net investment income (subject to the foregoing exclusions), in the three calendar years prior to the preceding year which have not been distributed.
Maryland law also requires prior notice and Maryland Insurance Administration approval of acquisitions of control of a Maryland-domestic insurer or an entity directly or indirectly controlling a Maryland-domestic insurer, including its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company, its holding company or any other entity directly or indirectly controlling the insurance company is presumed to have acquired control, unless the presumption is rebutted. Therefore, any investor who intends to acquire 10% or more of RenaissanceRe’s outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Maryland Insurance Administration before such acquisition. In addition, RenaissanceRe’s Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares.
Enterprise risk management and reporting obligations applicable to insurance holding company systems were adopted by Maryland effective 2014. These obligations are meant to protect the licensed companies from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. We filed our first enterprise risk report with the Maryland Insurance Administration prior to the July 1, 2015 due date.
Reinsurance Regulation. Our Bermuda-domiciled insurance operations and joint ventures principally consist of Renaissance Reinsurance, DaVinci, Top Layer Re, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S. and Upsilon RFO. All are admitted to transact insurance business in Bermuda. The insurance laws of each state regulate the sale of reinsurance to licensed ceding insurers by non-admitted alien reinsurers, acting from locations outside the state. With some exceptions, the sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Our Bermuda-domiciled insurance operations and joint ventures do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction, other than Bermuda, where the conduct of such activities would require that any company be so admitted.
In 2013, we organized RenaissanceRe Underwriting Managers U.S. LLC, a specialty reinsurance agency domiciled in Connecticut, to provide specialty treaty reinsurance solutions on both a quota share and excess of loss basis, as well as to write business on behalf of RenaissanceRe Specialty U.S., a Bermuda-domiciled reinsurer launched in 2013, which operates subject to U.S. federal income tax, and Syndicate 1458. RenaissanceRe Underwriting Managers U.S. LLC is licensed by the Connecticut Department of Insurance as a reinsurance intermediary broker and is required to maintain its reinsurance intermediary broker license in force in order to conduct its reinsurance operations in Connecticut.
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

States have generally required alien reinsurers to provide collateral equal to one hundred percent of their reinsurance obligations to U.S. ceding insurers. However, thirty-two states have recently changed their credit for reinsurance laws to permit US ceding insurers to take full credit for reinsurance when a “certified” reinsurer posts reduced collateral amounts. Under these amended credit for reinsurance laws, qualifying alien reinsurers may reduce their collateral for future reinsurance agreements based on a secure rating assigned by the U.S. insurance regulator. The secure rating is assigned by the state upon an assessment of the reinsurer’s financial condition, financial strength ratings and other factors. In addition, the alien reinsurer must be domiciled in a jurisdiction that is “qualified” under state law. In December 2014, the National Association of Insurance Commissioners (the “NAIC”) approved its initial list of qualified jurisdictions, including Bermuda, and states that have amended their credit for reinsurance laws may accept such conditional qualification in assessing reinsurers for certification. Florida has approved Renaissance Reinsurance and DaVinci for collateral reduction.
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
NAIC Ratios. The NAIC has established 13 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed property and casualty U.S. insurance companies operating in their respective states. The NAIC’s Insurance Regulatory Information System (“IRIS”) calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall outside of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.
Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act which imposed sweeping reforms on the financial services industries. Although the Dodd-Frank Act does not change the state-based system of insurance regulation in the U.S., it does establish federal measures that will impact the U.S. insurance business and preempt certain state insurance laws. Over time, the Dodd-Frank Act or those agencies responsible for its enforcement may lay the foundation for ultimately establishing some form of U.S. federal regulation of insurance.
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
FIO has a particular role in connection with international insurance matters. FIO represents the U.S. at the International Association of Insurance Supervisors (“IAIS”); in 2012, FIO participated in IAIS’s Financial Stability Committee and joined IAIS’s Executive Committee. The Dodd-Frank Act authorizes the Secretary of the Treasury and U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (a “Covered Agreement”). On November 20, 2015, FIO and the U.S. Trade Representative advised Congress that they intend to initiate negotiations to enter into a Covered Agreement with the European Union. We are monitoring public reports on these negotiations which may affect our U.S. and EU domiciled insurance and reinsurance business. Significantly, FIO is authorized to preempt state measures that (i) are inconsistent with a Covered Agreement and (ii) disfavor non-U.S. insurers subject to a Covered Agreement.
FIO is required to report to Congress annually on the insurance industry and any preemption actions regarding any Covered Agreement. In addition, on December 12, 2013, FIO delivered a special report to Congress on how to modernize and improve the system of insurance regulation in the U.S. The FIO report noted, among other things that the system of U.S. insurance regulation can be modernized and improved in the short-term, while warning that if the various U.S. states do not act in the near term to effectively regulate matters on a consistent and cooperative basis, in FIO’s view, there will be a greater role for federal regulation of insurance. It is possible FIO will, in the future, issue recommendations in respect of the reinsurance market that would, if enacted, impact our markets or our operations significantly, perhaps adversely. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact our business. However, compliance with these new laws and regulations has resulted in additional costs. Although we do not expect these costs to be material to us as a whole, we cannot be certain that this expectation will prove accurate or that the Dodd-Frank Act will not impact our business more adversely than we currently estimate.
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
Government intervention in the property insurance market, particularly with respect to natural catastrophe losses, a key market of ours, has occurred on the state and federal level over recent years. Most significantly, beginning in 2007, the state of Florida enhanced the authority of the Florida Hurricane Catastrophe Fund (“FHCF”) to offer coverage at below-market rates and expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In succeeding years, Florida legislation has allowed Citizens to increase rates and cut back support for FHCF. The rate increases and cut back on coverage by FHCF and

Citizens have supported, over this period, a relatively increased role for private insurers in Florida, a market in which we have established substantial market share. However, we cannot assure you that this increased role will continue or be maintained, or that adverse new legislation will not be passed.
It is possible that other states, particularly those with Atlantic or Gulf Coast exposures, or California in respect of its seismic exposures, may enact new or expanded legislation based on the 2007 Florida model, or may otherwise enact legislation which would further diminish aggregate private market demand for our products. Alternatively, legislation adversely impacting the private markets could be enacted on a regional or Federal level. For example, in the past, bills have been proposed in Congress which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. These measures were not enacted by Congress; however, it is possible that new bills will be introduced this Congressional session to create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs, or to establish other similar or analogous funding mechanisms or structures. If enacted, any of these bills, or legislation similar to these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally, and could accordingly adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the increased likelihood of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update” for further information regarding recent legislative and regulatory proposals.
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
U.K. Regulation
Lloyd’s Regulation
General.  The operations of RSML are subject to oversight by Lloyd’s, substantially effected through the Lloyd’s Franchise Board. RSML’s business plan for Syndicate 1458, including maximum underwriting capacity, requires annual approval by the Lloyd’s Franchise Board. The Lloyd’s Franchise Board may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members. If material changes in the business plan for Syndicate 1458 were required by the Lloyd’s Franchise Board, or if charges and assessments payable to Lloyd’s by RenaissanceRe CCL were to increase significantly, these events could have an adverse effect on the operations and financial results of RSML. We have deposited certain assets with Lloyd’s to support RenaissanceRe CCL’s underwriting business at Lloyd’s. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.
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
Restrictions.  A Reinsurance to Close (“RITC”) generally is put in place after the third year of operations of a syndicate year of account. On successful conclusion of a RITC, any profit from the syndicate’s operations for that year of account can be remitted by the managing agent to the syndicate’s members. If the syndicate’s managing agency concludes that an appropriate RITC cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period, there cannot be a release of the Funds at Lloyd’s of a member of that syndicate without the consent of Lloyd’s.
The financial security of the Lloyd’s market as a whole is regularly assessed by three independent rating agencies (A.M. Best, S&P and Fitch). Syndicates at Lloyd’s take their financial security rating from the rating of the Lloyd’s Market. A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels. RSML and RenaissanceRe CCL would be adversely affected if Lloyd’s current ratings were downgraded.
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
Change of Control.  The PRA and the FCA currently regulate the acquisition of control of any Lloyd’s managing agent which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of their shareholding or voting power in either. A purchaser of 10% or more RenaissanceRe Common Shares or voting power would therefore be considered to have acquired control of RSML. Under the FSMA, any person or entity proposing to acquire control over a Lloyd’s managing agent must give prior notification to the PRA and the FCA of their or the entity’s intention to do so. The PRA and FCA would then have 60 working days to consider the application to acquire control. Failure to make the relevant prior application could result in action being taken against RSML by the PRA or the FCA or both of them. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the PRA and FCA) of a Lloyd’s managing agent or Lloyd’s corporate member.
Other Applicable Laws.  Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as of each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and market participants, including RSML and RenaissanceRe CCL.
Solvency II
Solvency II was adopted by the European Parliament in April of 2009 and came into effect on January 1, 2016. Solvency II represents a risk-based approach to insurance regulation and capital adequacy. Its principal goals are to improve the correlation between capital and risk, effect group supervision of insurance and reinsurance affiliates, implement a uniform capital adequacy structure for (re)insurers across the EU Member States, establish consistent corporate governance standards for insurance and reinsurance companies, and establish transparency through standard reporting of insurance operations. Under Solvency II, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the Member State’s regulator or pursuant to a standard formula developed by the EC. The PRA granted approval to Lloyd’s internal model application in December 2015. There are some areas of Solvency II concerning compliance with supervisory reporting and disclosure requirements where Lloyd’s approach is yet to be finalized. Certain of these reporting obligations will come into effect in 2017.
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
ENVIRONMENTAL AND CLIMATE CHANGE MATTERS
Our principal economic exposures arise from our coverages for natural disasters and catastrophes. We believe, and believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, are likely to increase the severity, and possibly the frequency, of weather related natural disasters and catastrophes relative to the historical experience over the past 100 years. Coupled with currently projected demographic trends in catastrophe-exposed regions, we believe that this expected increase in severe weather contributes to factors which will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production.
Accordingly, we expect an increase in claims from our property and casualty lines of business, especially from properties located in coastal areas. While a substantial portion of our coverages may be adversely impacted by climate change, we have taken certain measures to mitigate losses through our underwriting process, and by continuously monitoring and adjusting our risk management models. However, despite our best efforts to ensure that our assessments accurately reflect environmental risks, we cannot predict with certainty the frequency or severity of tropical cyclones or other catastrophes. Unanticipated environmental incidents could lead to additional insured losses that exceed our current estimates, resulting in disruptions or adverse impacts on our business, the market, or our clients. Further, certain investments, such as catastrophe-linked securities and property catastrophe managed joint ventures related to hurricane coverage, or other assets in our investment portfolio, could also be adversely impacted by climate change.
In addition to the impacts that environmental incidents have on our business, there has been a proliferation of governmental and regulatory scrutiny related to climate change and greenhouse gases, which will also affect our business. Although most regulations related to climate change and greenhouse gases do not directly apply to our business, these regulations could indirectly impact our business. While we cannot protect against all unforeseen risks, we nonetheless believe that our existing policies and procedures are properly designed to identify and manage environmental and climate related risks, in particular, potential financial liability in connection with our reinsurance and insurance business.
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

Generally Accepted Accounting Principles in the United States (“GAAP”)	Accounting principles as set forth in the statements of the Financial Accounting Standards Board (“FASB”) and related guidance, which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported (“IBNR”)
Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. Our investments in insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards (“IFRS”)	Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g., fire, allied lines, homeowners and surety, among others.

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

Solvency II
A set of regulatory requirements that codify and harmonize the EU insurance and reinsurance regulation. Among other things, these requirements impact the amount of capital that EU insurance and reinsurance companies are required to hold. Solvency II came into effect on January 1, 2016.

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

AVAILABLE INFORMATION
We maintain a website at www.renre.com. The information on our website is not incorporated by reference in this Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge from our website, our Audit Committee Charter, Compensation and Corporate Governance Committee Charter, Corporate Governance Guidelines, and Code of Ethics. Such information is also available in print for any shareholder who sends a request to RenaissanceRe Holdings Ltd., Attn: Office of the Corporate Secretary, P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.
ITEM 1A.    RISK FACTORS
Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the SEC include the following:
Risks Related to Our Company
Our exposure to catastrophic events could cause our financial results to vary significantly from one period to the next and could adversely impact our financial results.
While our business has diversified, we continue to have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornadoes, hailstorms, drought and other natural or man-made disasters, such as acts of terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by loss events of low frequency and high severity.
Claims from catastrophic events could cause substantial volatility in our quarterly and annual financial results and could adversely affect our financial condition, results of operations and cash flows. We believe that certain factors, including increases in the value and geographic concentration of insured property, particularly along coastal regions, the increasing risks associated with extreme weather events as a result of changes in climate conditions, and the effects of inflation, may continue to increase the number and severity of claims from catastrophic events in the future. Accordingly, unanticipated events could result in net negative impacts as compared to our competitors. Historically, we have had a relatively large percentage of our coverage exposures concentrated in the U.S. southeast, but due to the expected increase in severe weather events, there is the potential for significant exposures in other geographic areas in the future.
The trend towards increasingly frequently and severe climate events could result in underestimated exposures that have the potential to adversely impact our financial results. For a more detailed discussion of risks associated with environmental and climate-change impacts, see “Part I, Item 1. Business, Environmental and Climate Change Matters.”
Our claims and claim expense reserves are subject to inherent uncertainties.
Our claims and claim expense reserves reflect our estimates, using actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. We have made substantial investments to develop proprietary analytic and modeling capabilities to facilitate our underwriting, risk management, capital modeling and allocation, and risk assessments relating to the risks we assume. See “Part I, Item 1. Business, Underwriting and Enterprise Risk Management.” These models and other tools help us to manage our risks, understand our capital utilization and risk aggregation, inform management and other stakeholders of capital requirements and seek to improve the risk/return profile or optimize the efficiency of the amount of capital we apply as a whole.

In addition to actuarial and computer models, as well as historical reinsurance and insurance industry loss statistics, we also rely heavily on management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. Our estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change.
Due to the many assumptions and estimates involved in establishing reserves and the inherent uncertainty of modeling techniques, the reserving process is inherently uncertain and it is expected that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. Accordingly, we may understate the exposures we are assuming and our results of operations and financial condition may be adversely impacted, perhaps significantly. Conversely, we may prove to be too conservative and contribute to factors which would impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages.
A decline in our financial strength ratings may adversely impact our business, perhaps materially so.
Financial strength ratings are used by ceding companies and reinsurance intermediaries to assess the financial strength and quality of reinsurers and insurers. Rating agencies evaluate us periodically and may downgrade or withdraw their financial strength ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. In addition, rating agencies may make changes in their capital models and rating methodologies from time to time, which, in the past, have generally increased the amounts of capital required to support the ratings.
Negative ratings actions could adversely affect our ability to write new business. In addition, many reinsurance contracts contain provisions permitting cedants to cancel coverage pro rata if the reinsurer is downgraded below a certain rating level. Whether a client would exercise this right, or the effect such cancellation would have on our financial condition or future operations is not possible to predict, but such effect potentially could be material.
In addition, our ability to compete with other reinsurers and insurers, and our results of operations, could be materially adversely affected by any such ratings downgrade. For example, following a ratings downgrade we might lose customers to more highly rated competitors or retain a lower share of the business of our customers.
For the current ratings of certain of our subsidiaries and joint ventures, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Ratings” for additional information.
Emerging claim and coverage issues, or other litigation, could adversely affect us.
Unanticipated developments in the law as well as changes in social conditions could potentially result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially so. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. We believe our property catastrophe results have been adversely impacted over recent periods by increasing primary claims level fraud and abuses, as well as other forms of social inflation, and that these trends may continue, particularly in certain U.S. jurisdictions in which we focus, including Florida and Texas.
With respect to our specialty reinsurance operations, these legal and social changes and their impact may not become apparent until some time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of a pandemic illness, that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will enforce policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wording. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. As we increase the contributions from our Specialty Reinsurance segment, we expect that our exposure to this uncertainty will grow as our “long-tail” casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more “short-tail.” While we continually seek to improve the effectiveness of our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.
Because we depend on a few insurance and reinsurance brokers for a preponderance of our revenue, loss of business provided by them could adversely affect us.
We market our insurance and reinsurance products worldwide exclusively through a limited number of insurance and reinsurance brokers. Three brokerage firms accounted for 81.5% of our gross premiums written for the year ended December 31, 2015 (2014 - 87.2%). As our business is heavily reliant on the use of a few brokers, the loss of a broker through a merger or other business combination could result in the loss of a substantial portion of our business which would have a material adverse effect on us. Our ability to market our products could decline as a result of the loss of the business provided by any of these brokers and it is possible that our premiums written would decrease. Further, due to the concentration of our brokers, our brokers may have increasing power to dictate the terms and conditions of our arrangements with them, which could have a negative impact on our business.
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
We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. We cannot be assured that our premiums receivable or reinsurance recoverables, which are generally not collateralized, will be collected or that additional amounts will not be required to be written down in future periods. To the extent our customers or retrocedants become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable or reinsurance recoverables, as applicable, in our financial statements.
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
Continued challenging economic conditions throughout the world could adversely affect our business and financial results. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions should weaken, the business environment in our principal markets would be adversely affected, which accordingly could adversely affect demand for the products sold by us or our customers. In addition, adverse conditions of volatility in the U.S. and other securities markets may adversely affect our investment portfolio or the investment results of our clients, potentially impeding their operations or their capacity to invest in our products. Conditions in the global financial markets and economic and geopolitical conditions throughout the world are outside of our control and difficult to predict, being influenced by factors such as national and international political circumstances (including governmental instability, wars, terrorist acts or security operations), interest rates, market volatility, asset or market correlations, equity prices, availability of credit, inflation rates, economic uncertainty, changes in laws or regulations including as regards taxation, trade barriers, commodity prices, interest rates, currency exchange rates and controls. In addition, during an economic downturn we believe our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to increase.
A continued soft reinsurance underwriting market would adversely affect our business and operating results.
In a soft reinsurance underwriting market, premium rates are stable or falling and coverage is readily available. In a hard reinsurance underwriting market, premium rates are increasing and less coverage is available. Leading global intermediaries and other sources have generally reported that the U.S. reinsurance market reflected a soft underwriting market during 2015, with growing levels of industry wide capital held. This capital was supplied principally from traditional market participants and was increasingly complemented by alternative capital providers. We continue to believe that the reinsurance underwriting market will continue to be cyclical, with hard markets caused by withdrawal or use of excess capital, large or frequent loss events and other factors. However, it is possible that increased access of primary insurers to capital, new technologies and other factors will eliminate or significantly lessen the possibility of any future hard reinsurance underwriting market.
U.S. taxing authorities could contend that one or more of our Bermuda subsidiaries is subject to U.S. corporate income tax, as a result of changes in law or regulations, or otherwise.
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
Congress is reported to be considering legislation relating to the tax treatment of offshore insurance that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In past Congressional sessions, similar proposals have been introduced and the Obama Administration has included similar provisions in its formal budgetary proposals. To date, none of this legislation has been approved by either the House of Representatives or the Senate, and the IRS has not effected any formal action in respect of these practices. However, we can provide no assurance that this or similar legislation or proposals will not ultimately be adopted or that the IRS will not effect any such formal action. While we do not believe that this or similar legislation, proposals, or formal IRS actions would materially adversely impact us, it is possible that an adopted bill or formal IRS action would include additional or expanded provisions, or that the interpretation or enforcement of the legislation or proposal, if enacted, or IRS action, would be more expansive or adverse than we currently estimate.
A decline in our investment performance could reduce our profitability and hinder our ability to pay claims promptly in accordance with our strategy.
We have historically derived a meaningful portion of our income from our invested assets, which are comprised of, among other things, fixed maturity securities, such as bonds, asset-backed securities, mortgage-backed securities, equity securities, and investments in private equity partnerships, bank loan funds and hedge funds. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, inflation, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk.
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
A portion of our investment portfolio is allocated to other classes of investments including equity securities and interests in alternative investment vehicles such as catastrophe bonds, private equity partnerships, a senior secured bank loan fund and hedge funds. These other classes of investments are recorded on our consolidated balance sheet at fair value, which for these alternative investments vehicles is generally established on the basis of the valuation criteria applied by the investment managers as set forth in the governing documents of such investment vehicles. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests, notes or other securities representing interests in the relevant investment vehicles. If we were forced to sell certain of these assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices. Interests in many of the investment classes described above are subject to restrictions on redemptions and sales which are determined by the governing documents or otherwise by contract and limit our ability to liquidate these investments in the short term. These classes of investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. The performance of these classes of investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly, adversely affect our financial results.
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
We regularly evaluate our business plans and strategies. These evaluations often result in changes to our business plans and initiatives, some of which may be material. Given the increasing importance of strategic execution in our industry, we are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies, particularly as the pace of change in our industry continues to increase. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core and historically successful operations and competencies. Moreover, modifications we undertake to our operations may not be immediately reflected in our financial statements. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure necessary in respect of our more recent, new or proposed initiatives, may not have an impact on our publicly reported results until many years after implementation. The risk we may fail to have the ability to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
Our current business strategy focuses on writing reinsurance, with limited writing of primary insurance. Certain of our competitors have, in connection with consolidation in the insurance and reinsurance industries, recently increased the amount of primary insurance they are writing, both on an absolute and relative basis. There can be no assurance that our business strategy of focusing on writing reinsurance, with limited writing of primary insurance, will prove prudent as compared to the strategies of our competitors.
The loss of key senior members of management could adversely affect us.
Our success depends in substantial part upon our ability to attract and retain our senior officers. The loss of services of members of our senior management team, and the uncertain transition of new members of our senior management team, as applicable, may strain our ability to execute our strategic initiatives. The loss of one or more of our senior officers could adversely impact our business, by, for example, making it more difficult to retain customers, attract or maintain our capital support, or meet other needs of our business, which depend in part on the service of the departing officer. We may also encounter unforeseen difficulties associated with the transition of members of our senior management team to new or expanded roles necessary to execute our strategic and tactical plans from time to time.
In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of Permanent Residents’ Certificates and holders of Working Residents’ Certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A substantial number of the members of our senior management are working in Bermuda under work permits that will expire over the next three to five years. The Bermuda government could refuse to extend these work permits, which would adversely impact us. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior officers or key contributors were not permitted to remain in Bermuda, or if we experienced delays or failures to obtain permits for a number of our professional staff, our operations could be disrupted and our financial performance could be adversely affected as a result.
The determination of impairments taken is highly subjective and could materially impact our financial position or results of operations.
The determination of impairments taken on our investments, investments in other ventures, goodwill and other intangible assets and loans varies by type of asset and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.
Retrocessional reinsurance may become unavailable on acceptable terms, or may not provide the coverage we intended to obtain.
As part of our risk management, we buy reinsurance for our own account, which is known as “retrocessional reinsurance.” From time to time, market conditions have limited or prevented insurers and reinsurers from obtaining retrocessional reinsurance. Accordingly, we may not be able to obtain our desired amounts of retrocessional reinsurance. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate favorable terms. This could limit the amount of business we are willing to write, or decrease the protection available to us as a result of large loss events.
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
We depend on the policies, procedures and expertise of ceding companies, who may fail to accurately assess the risks they underwrite, which exposes us to operational and financial risks.
Like other reinsurers, we do not separately evaluate each primary risk assumed under our reinsurance contracts. Accordingly, we are heavily dependent on the original underwriting decisions made by our ceding companies and are therefore subject to the risk that our customers may not have adequately evaluated the risks to be reinsured, or that the premiums ceded to us will not adequately compensate us for the risks we assume, perhaps materially so. To the extent we continue to increase the relative amount of proportional coverages we offer, we will increase our aggregate exposure to risks of this nature.
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
Our operating subsidiaries owe certain legal duties and obligations (including reporting obligations) to third party investors and are subject to a variety of complex laws and regulations relating to the management of third party capital. Complying with these obligations, laws and regulations requires significant management time and attention. Although we continually monitor our compliance policies and procedures, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures, could result in our failure to comply with applicable obligations, laws or regulations, which could result in significant liabilities, penalties or other losses to us and seriously harm our business and results of operations.
In addition, in furtherance of our goal of matching well-structured risk with capital whose owners would find the risk-return trade-off attractive, we may invest capital in new and complex ventures with which we do not have a significant amount of experience, which may increase our exposure to legal, regulatory and reputational risks.
In addition to the foregoing, our third party capital providers may redeem their interests in our joint ventures, which could materially impact the financial condition of such joint ventures, and could in turn materially impact our financial condition and results of operations.
Certain of our joint venture capital providers provide significant capital investment and other forms of capital support in respect of our joint ventures. The loss, or alternation in a negative manner, of any of this capital support could be detrimental to our financial condition and results of operations. Moreover, we can provide no assurance that we may be able to attract and raise additional third party capital for our existing joint ventures or for potential new joint ventures and therefore we may forego existing and/or potentially attractive fee income and other income generating opportunities.
We may be adversely affected by foreign currency fluctuations.
We routinely transact business in currencies other than the U.S. dollar, our financial reporting currency. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting solely from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile. Adverse, unforeseen or rapidly shifting currency valuations in our key markets, such as the Eurozone jurisdictions or Japan, may magnify these risks over time.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. While our current capital position is strong, our operations are subject to significant volatility in capital due to our exposure to potentially significant catastrophic events. Any further equity or debt financings, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues. If we are unable to obtain adequate capital when needed, our business, results of operations and financial condition would be adversely affected.
During 2015, approximately one-third of our total capital was provided by our managed joint ventures and other private alternative investment vehicles. In the future we may be unable to raise new capital for our managed joint ventures and other private alternative investment vehicles, which would reduce our future fee income and market capacity and thus negatively affect our results of operations and financial condition.
The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.
We have incurred indebtedness, and may incur additional indebtedness in the future. Our indebtedness primarily consists of publicly traded notes, letters of credit and a revolving credit facility. For more details on our indebtedness, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources.”
The agreements governing our indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to borrow money, make particular types of investments or other restricted payments, sell or place a lien on our or their respective assets, merge or consolidate. Certain of these agreements also require us or our subsidiaries to maintain specific financial ratios. If we or our subsidiaries fail to comply with these covenants or meet these financial ratios, the noteholders or the lenders could declare a default and demand immediate repayment of all amounts owed to them or, where applicable, cancel their commitments to lend or issue letters of credit or, where the reimbursement obligations are secured, require us to pledge additional or a different type of collateral.
The regulatory systems under which we operate and potential changes thereto could restrict our ability to operate, increase our costs, or otherwise adversely impact us.
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
Moreover, we, and certain of our operating subsidiaries, could be put at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions. Among other things, jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security (e.g., through a multi-beneficiary reinsurance trust) after a reinsured reports a claim. In order to post these letters of credit, issuing banks generally require collateral. It is possible that the EU or other countries might adopt a similar regime in the future, or that U.S. or EU regulations could be altered in a way that treats Bermuda-based companies disparately. It is possible that individual jurisdiction or cross border regulatory developments could adversely differentiate Bermuda, the jurisdiction in which we are subject to group supervision, or could make available to other jurisdictions benefits such as market access, mutual recognition or reciprocal rights from which Bermuda-based companies are excluded, which could adversely impact us, perhaps significantly. Any such development, or our inability to post security in the form of letters of credit or trust funds when required, could significantly and negatively affect our operations.
RenaissanceRe Specialty Risks is a Bermuda-domiciled excess and surplus lines insurance company that is listed on the NAIC International Insurance Department’s Quarterly List of Alien Insurers as an eligible surplus lines insurer. However, RenaissanceRe Specialty Risks is not admitted or licensed in any U.S. jurisdiction and only conducts business from Bermuda. Accordingly, the scope of RenaissanceRe Specialty Risks’ activities in the U.S. is limited, which could adversely affect its ability to compete. Although surplus lines business is generally less regulated than the admitted market, the regulation of surplus lines insurance may undergo changes in the future. Federal and/or state measures may be introduced and promulgated that could result in increased oversight and regulation of surplus lines insurance.
Renaissance Reinsurance U.S., which we acquired in connection with the acquisition of Platinum, is a Maryland-domiciled reinsurance company regulated by the Maryland Insurance Administration and we are subject to the laws and regulations applicable to its operations. Among other things, the Maryland Insurance Administration may impose requirements in respect of the capital, operations or liquidity of Renaissance Reinsurance U.S. and we are required to obtain regulatory approval of certain inter-company agreements involving Renaissance Re U.S. Complying with the regulations and requirements imposed by the Maryland Insurance Administration, as well as any changes or amendments to such regulations, will result in increased costs or burdens for RenaissanceRe.
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
We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements, and any such requirements may impact the operations of our insurance and/or non-insurance subsidiaries and ultimately could impact our financial condition. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulations.
We could face losses from terrorism, political unrest and war.
We have exposure to losses resulting from acts of terrorism, political unrest and acts of war. It is difficult to predict the occurrence of these events or to estimate the amount of loss an occurrence will generate. Accordingly, it is possible that actual losses from such acts will exceed our probable maximum loss estimate and that these acts will have a material adverse effect on us.
We closely monitor the amount and types of coverage we provide for terrorism risk under reinsurance and insurance treaties. If we think we can reasonably evaluate the risk of loss and charge an appropriate premium for such risk we will write some terrorism exposure on a stand-alone basis. We generally seek to exclude terrorism from non-terrorism treaties. If we cannot exclude terrorism, we will evaluate the risk of loss and attempt to charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to completely eliminate our exposure to terrorist acts.
The Terrorism Risk Insurance Act of 2002 was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). TRIPRA expired on December 31, 2014 and was amended and renewed on January 12, 2015 for a six year period. TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. We benefit from TRIPRA as this protection generally inures to our benefit under our reinsurance treaties where terrorism is not excluded.
Because we are a holding company, we are dependent on dividends and payments from our subsidiaries.
As a holding company with no direct operations, we rely on our investment income, as well as cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders and from time to time may not have significant liquid assets. Regulatory restrictions on the payment of dividends under Bermuda law and various U.S. insurance regulations may limit the ability of our subsidiaries to pay dividends. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends to our shareholders or to repay our indebtedness.

Acquisitions or strategic investments we have made or may make could turn out to be unsuccessful.
As part of our strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses we believe will not detract from our core operations. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel, such as our acquisition and integration of Platinum, could result in a substantial diversion of management resources.
The acquisition of Platinum accelerated the growth of our U.S. specialty and casualty reinsurance platform. These business lines traditionally produce lower returns than catastrophe reinsurance. If we are not successful in managing the growth of our U.S. specialty and casualty reinsurance platform, or if this platform fails to produce the anticipated returns, our operating results would be negatively affected.
Future acquisitions could likewise involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. As we pursue or consummate a strategic transaction or investment, we may value the acquired or funded company or operations incorrectly, fail to integrate the acquired operations appropriately into our own operations, fail to successfully manage our operations as our product and geographical diversity increases, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. If we succeed in consummating a strategic investment, we may fail to value it accurately or divest it or otherwise realize the value which we originally invested or have subsequently reflected in our consolidated financial statements. Any failure by us to effectively limit such risks or implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems, in operating our business. These systems include proprietary software programs that are integral to the efficient operation of our business, including our proprietary pricing and exposure management system. We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business, and to facilitate the oversight conducted by our Board of Directors. We have established security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls and procedures; however, there can be no guarantee that such systems, measures, controls and procedures will be effective. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operations, and potentially on our results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. See “Part I, Item 1. Business, Information Technology”.
Some aspects of our corporate structure may discourage third party takeovers and other transactions or prevent the removal of our current board of directors and management.
Some provisions of our Amended and Restated Bye-Laws may discourage third parties from making unsolicited takeover bids or prevent the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. In addition, our Bye-Laws reduce the total voting power of any shareholder owning, directly or indirectly, beneficially or otherwise, more than 9.9% of RenaissanceRe Common Shares to not more than 9.9% of the total voting power of our capital stock unless otherwise waived at the discretion of the Board. The primary purpose of these provisions is to reduce the likelihood we will be deemed a “controlled foreign corporation” within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, these provisions may also have the effect of deterring purchases of large blocks of RenaissanceRe Common Shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests.
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
Maryland law also requires prior notice and Maryland Insurance Administration approval of changes in control of a Maryland-domestic insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless the presumption is rebutted. Therefore, any investor who intends to acquire 10% or more of RenaissanceRe’s outstanding voting securities would need to comply with these laws and would be required to file notices and reports with the Maryland Insurance Administration before such acquisition.
In respect of our ownership of RSML, our Lloyd’s managing agent, the PRA and FCA regulate the acquisition of control of any Lloyd’s managing agent which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who has significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of its or his shareholding or voting power in either. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the PRA and FCA) of a Lloyd’s managing agent or Lloyd’s corporate member.
Investors may have difficulty in serving process or enforcing judgments against us in the U.S.
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
Legislation adversely impacting the private markets could be enacted on a state, regional or federal level. For example, in the past, federal bills have been proposed in Congress which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. We believe that such legislation, if enacted, could contribute to growth, inception or alteration of state insurance entities in a manner that would be adverse to us. If enacted, bills of this nature would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF, which could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.
In 2007, the state of Florida enacted legislation to expand the FHCF’s provision of below-market rate reinsurance to up to $28.0 billion per season (the “2007 Florida Bill”). Because we are one of the largest providers of catastrophe-exposed coverage globally and in Florida, the 2007 Florida Bill and the weakened financial position of Florida insurers may have a greater adverse impact on us than it would on other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes that impact Florida could affect our ability to sell certain of our products and have a material adverse effect on our operations.
In June 2012, Congress passed the Biggert-Waters Flood Insurance Reform and Modernization Act of 2012 (the “Biggert-Waters Bill”), which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program, including limits on the rate of premium increases, new flood insurance rate maps and minimum deductibles for flood claims. Many market participants anticipated that that these reforms could increase the role of private risk-bearing capital in respect of U.S. flood perils, a coverage we provide globally, perhaps significantly. However, In March 2014, Congress passed a bill entitled the “Homeowner Flood Insurance Affordability Act of 2014” (the “the Grimm-Waters Act”), which amends, delays or defers some of the provisions of Biggert-Waters Bill, as summarized in more detail in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update”. We believe that the passage of the Grimm-Waters Act has had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages, and it is possible that additional adverse legislation or rulemaking will be enacted at the federal or state level.
Internationally, many countries with fast growing economies, such as China and India, continue to impose significant restrictions on the writing of reinsurance by foreign companies. In addition, in the wake of recent large natural catastrophes, a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. Indonesia’s financial services authority has announced a proposal to increase the amount of insurance business placed with domestic reinsurers. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring flood risk in the U.K., flood risk in Australia and earthquake risk in New Zealand. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update” for further information.
Other political, regulatory and industry initiatives could adversely affect our business.
The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments, as well as an increasing number of international authorities, and we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years (including as specifically addressed in the Dodd-Frank Act), and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. Due to this increased legislative and regulatory scrutiny of the reinsurance industry, our cost of compliance with applicable laws may increase, which could result in a decrease to both our profitability and the amount of time that our senior management allocates to running the day-to-day operations of the Company.
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
Compliance with the Dodd-Frank Act and related regulations will result in additional costs, which may adversely impact our results of operations, financial condition or liquidity. Although we do not expect these costs to be material to us as a whole, we cannot assure you this expectation will prove accurate or that the Dodd-Frank Act or other legislation will not impact our business more adversely than we currently estimate.
The EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, came into effect on January 1, 2016. The EC has assessed the regulatory regime in Bermuda as “equivalent” in all three areas of Solvency II: (i) solvency calculation, (ii) group supervision, and (iii) reinsurance. Official confirmation of Bermuda’s equivalence is expected in 2016 following a three month review by the European Parliament and Council. If Bermuda is not officially confirmed as equivalent to Solvency II, our Bermuda reinsurance companies may be required to post collateral in respect of any reinsurance of European Economic Area cedants. Further, the RenaissanceRe group could be subject to group supervision on the basis of Solvency II principles by the appropriate EU regulator (which would likely be the Central Bank of Ireland) unless the relevant regulator agreed to alternative measures to exercise group supervision in relation to the EU insurance carriers within the group. The U.S. currently has only been granted provisional equivalence with regard to group solvency calculations (but not group supervision and reinsurance) for a period of 10 years. Our U.S. reinsurance companies who provide reinsurance to cedants headquartered in the European Economic Area may be required to post collateral in respect of any such reinsurance, which could have an adverse impact on our operations.
The implementation of Solvency II requires us to utilize a significant amount of resources to ensure compliance. Our implementation plans are based on our current understanding of the Solvency II requirements and any material changes thereto could have an adverse effect on our business. The principles, standards and requirements of Solvency II may also, directly or indirectly, impact the future supervision of our operating subsidiaries.

We are incorporated in Bermuda and are therefore subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, such as the imposition of tax liability, increased regulatory supervision or changes in regulation. In addition, we are subject to changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. We are unable to predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject. Moreover, our exposure to potential regulatory initiatives could be heightened by the fact that most of our current operating companies are domiciled in, and operate exclusively from, Bermuda. For example, Bermuda, a small jurisdiction, may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading EU and Asian countries. In addition, Bermuda, which is currently an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda or the international reinsurance market focused there, either of which could adversely impact us commercially. Further, as we continue to expand our business operations to different regions of the world outside of Bermuda, we are increasingly subject to new and additional regulations with respect to our operations, including, for example, laws relating to anti-corruption and anti-bribery which have received increased scrutiny in recent years.
We operate in a highly competitive environment.
The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and property catastrophe reinsurers, including other Bermuda-based reinsurers. Many of our competitors have greater financial, marketing and management resources than we do. Historically, periods of increased capacity levels in our industry have led to increased competition, and decreased prices for our products.
In recent years, hedge funds, pension funds, endowments, investment banks, investment mangers, exchanges and other capital markets participants have been increasingly active in the reinsurance market and markets for related risks, either through the formation of reinsurance companies or the use of other financial products intended to complete with traditional reinsurance. We expect competition from these sources and others to continue to increase over time. It is possible that such new or alternative capital could cause reductions in prices of our products, or reduce the duration or amplitude of attractive portions of the historical market cycles. New entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. Moreover, government-backed entities increasingly represent competition for the coverages we provide directly or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities, thus resulting in reduced premiums and a reduction in expected earnings. We are unable to predict the extent to which the foregoing or other new, proposed or potential initiatives may affect the demand for our products or the risks for which we seek to provide coverage.
Consolidation in the (re)insurance industry could adversely impact us.
The (re)insurance industry has been consolidating. Should the market continue to consolidate, there can be no assurance we would remain a leading insurer and property catastrophe reinsurer. These consolidated client and competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would generally expect to reduce our future underwriting activities thus resulting in reduced premiums and a reduction in expected earnings. As the insurance industry consolidates, competition for customers will become more intense and the importance of sourcing and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.

The OECD and the EU may pursue measures that might increase our taxes and reduce our net income.
The OECD has published reports and launched a global dialog among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or offering preferential tax regimes. The OECD has not listed Bermuda as an uncooperative tax haven jurisdiction because Bermuda has committed to eliminating harmful tax practices and to embracing international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
In addition, on July 19, 2013, the OECD published its Action Plan on Base Erosion and Profit Shifting in an attempt to coordinate multilateral action on international tax rules. The proposed actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. The final package of reports was published on October 5, 2015 (the “BEPS Reports”). Any changes in the tax law of an OECD member state in response to the BEPS Reports and recommendations could subject us to additional taxes.
Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective of business operations.
Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods, and such changes could have an adverse impact on our financial results. In particular, the SEC continues to discuss the potential to either converge or transition to an international set of accounting standards that would be applied to financial statements filed with the SEC. Such changes, if ultimately adopted, could have a significant impact on our financial reporting. In addition, the International Accounting Standards Board is considering adopting accounting standards that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, which standards are considered to be more closely related to fair value than the current measurement basis and the FASB is contemplating new disclosure requirements related to reinsurance and insurance accounting. We are evaluating how the above initiatives will impact us. Required modification of our existing principles, and new disclosure requirements, either with respect to these issues or other issues in the future, could have an impact on our results of operations and increase our expenses in order to implement and comply with any new requirements.
The preparation of our consolidated financial statements requires us to make many estimates and judgments.
The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including claims and claim expense reserves), shareholders' equity, revenues and expenses, and related disclosures.  On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, our net claims and claim expenses, investment valuations, income taxes and those estimates used in our risk transfer analysis for reinsurance transactions.  We base our estimates on historical experience, where possible, and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our judgments and estimates may not reflect our actual results.  We utilize actuarial models as well as historical insurance industry loss development patterns to establish our claims and claim expense reserves. Actual claims and claim expenses paid may deviate, perhaps materially, from the estimates reflected in our financial statements.   For more details on our estimates and judgments, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates.”

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease office space in Bermuda, which houses our executive offices and operations for our Catastrophe Reinsurance and Specialty Reinsurance segments. Our U.S. based subsidiaries lease office space in a number of U.S. locations, including New York, New York, Stamford, Connecticut, Chicago, Illinois and Raleigh, North Carolina. We also lease office space in London, England (U.K.), principally for our Lloyd’s segment, and in Dublin, Ireland and Singapore. While we believe that our current office space is sufficient for us to conduct our operations, we may expand into additional facilities and new locations to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.
ITEM 3.    LEGAL PROCEEDINGS
We and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from our business ventures.  Our operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages.  Generally, our direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than our reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits involving claims on policies issued by our subsidiaries, which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in its loss reserves discussion.  In addition, we may from time to time engage in litigation or arbitration related to claims for payment in respect of ceded reinsurance, including disputes that challenge our ability to enforce our underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to us or not doing so on a timely basis. We may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation, arbitration or regulatory process contains an element of uncertainty, and, accordingly, the value of an exposure or a gain contingency related to a dispute is difficult to estimate. Currently, we believe that no individual litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND NUMBER OF HOLDERS
Our common shares are listed on the NYSE under the symbol “RNR.”
The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite NYSE trading:

	Price Range of Common Shares
	High	Low
2015
First Quarter	$104.72	$93.89
Second Quarter	105.96	99.20
Third Quarter	108.79	99.35
Fourth Quarter	116.10	104.78
2014
First Quarter	$98.00	$89.64
Second Quarter	107.51	95.90
Third Quarter	108.99	95.93
Fourth Quarter	103.57	94.24

On February 18, 2016, the last reported sale price for our common shares was $114.33 per share and there were 136 holders of record of our common shares.

PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares, to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P/C”), for the five-year period commencing December 31, 2010 and ending December 31, 2015, assuming $100 was invested on December 31, 2010. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2011 through December 31, 2015. As depicted in the graph below, during this period, the cumulative return was (1) 89.6% on our common shares; (2) 80.7% for the S&P 500; and (3) 110.0% for the S&P P&C.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
DIVIDEND POLICY
Since our initial public offering, we have paid dividends on our common shares every quarter and have increased our dividend each year. The Board of Directors declared regular quarterly dividends of $0.30 per common share to shareholders of record on March 13, June 15, September 15 and December 15, 2015, respectively. The Board of Directors declared regular quarterly dividends of $0.29 per common share to shareholders of record on March 14, June 13, September 15 and December 15, 2014, respectively. On February 19, 2016, RenaissanceRe’s Board of Directors approved an increased dividend of $0.31 per common share, payable on March 31, 2016, to shareholders of record on March 15, 2016. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

The laws of the various jurisdictions in which we and our subsidiaries are organized restrict the ability of RenaissanceRe to pay dividends to its shareholders and of our subsidiaries to pay dividends to RenaissanceRe. Refer to “Part II, Item 1. Business, Regulation”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” and “Note 19. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” for additional information.
ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 19, 2016 RenaissanceRe’s Board of Directors approved a renewal of the authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2015, and also includes other shares purchased, which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$313.1
October 1 - 31, 2015	286,144	$107.11	—	$—	286,144	$107.11	(30.6)
November 1 - 13, 2015	1,091	$110.66	1,091	$110.66	—	$—	—
November 13, 2015 - renewal of authorized share repurchase program of $500.0 million							217.5
Dollar amount available to be repurchased							500.0
November 14 - 30, 2015	1,895	$110.57	1,895	$110.57	—	$—	—
December 1 - 31, 2015	160,497	$110.51	—	$—	160,497	$110.51	(17.7)
Total	449,627	$108.35	2,986	$110.60	446,641	$108.33	$482.3

During the year ended December 31, 2015, we repurchased an aggregate of 2.5 million common shares in open market transactions at an aggregate cost of $259.9 million and at an average share price of $105.10. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
Subsequent to December 31, 2015 and through the period ended February 18, 2016, we repurchased 717 thousand common shares in open market transactions at an aggregate cost of $79.3 million and at an average share price of $110.57.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2015. The results of Platinum are included in our consolidated financial data from March 2, 2015. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Year ended December 31,	2015	2014	2013	2012	2011
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$2,011,310	$1,550,572	$1,605,412	$1,551,591	$1,434,976
Net premiums written	1,416,183	1,068,236	1,203,947	1,102,657	1,012,773
Net premiums earned	1,400,551	1,062,416	1,114,626	1,069,355	951,049
Net investment income	152,567	124,316	208,028	165,725	146,871
Net realized and unrealized (losses) gains on investments	(68,918)	41,433	35,076	163,121	43,956
Net claims and claim expenses incurred	448,238	197,947	171,287	325,211	861,179
Acquisition expenses	238,592	144,476	125,501	113,542	97,376
Operational expenses	219,112	190,639	191,105	179,151	169,661
Underwriting income (loss)	494,609	529,354	626,733	451,451	(177,167)
Income (loss) from continuing operations	542,242	686,256	839,346	765,425	(38,833)
Income (loss) from discontinued operations	—	—	2,422	(16,476)	(51,559)
Net income (loss)	542,242	686,256	841,768	748,949	(90,392)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	408,811	510,337	665,676	566,014	(92,235)
Income (loss) from continuing operations available (attributable) to RenaissanceRe common shareholders per common share – diluted	9.28	12.60	14.82	11.56	(0.82)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	9.28	12.60	14.87	11.23	(1.84)
Dividends per common share	1.20	1.16	1.12	1.08	1.04
Weighted average common shares outstanding – diluted	43,526	39,968	44,128	49,603	50,747
Return on average common equity	9.8%	14.9%	20.5%	17.7%	(3.0)%
Combined ratio	64.7%	50.2%	43.8%	57.8%	118.6%

At December 31,	2015	2014	2013	2012	2011
Balance Sheet Data:
Total investments	$8,999,068	$6,743,750	$6,821,712	$6,355,394	$6,202,001
Total assets	11,560,871	8,203,550	8,179,131	7,928,628	7,744,912
Reserve for claims and claim expenses	2,767,045	1,412,510	1,563,730	1,879,377	1,992,354
Unearned premiums	889,102	512,386	477,888	399,517	347,655
Debt	966,079	249,522	249,430	349,339	349,247
Capital leases	26,463	26,817	27,138	27,428	25,366
Preferred shares	400,000	400,000	400,000	400,000	550,000
Total shareholders’ equity attributable to RenaissanceRe	4,732,184	3,865,715	3,904,384	3,503,065	3,605,193
Common shares outstanding	43,701	38,442	43,646	45,542	51,543
Book value per common share	$99.13	$90.15	$80.29	$68.14	$59.27
Accumulated dividends	15.48	14.28	13.12	12.00	10.92
Book value per common share plus accumulated dividends	$114.61	$104.43	$93.41	$80.14	$70.19
Change in book value per common share plus change in accumulated dividends	11.3%	13.7%	19.5%	16.8%	(3.6)%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2015, compared to 2014, and 2014, compared to 2013, respectively. The following also includes a discussion of our liquidity and capital resources at December 31, 2015. The results of Platinum are included in our results of operations from March 2, 2015. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
OVERVIEW
RenaissanceRe was established in 1993 and is a leading global provider of reinsurance and insurance coverages and related services. Our aspiration is to be the world’s best underwriter by matching well-structured risks with efficient sources of capital. Through our operating subsidiaries, we seek to produce superior returns for our shareholders by being a trusted, long-term partner to our customers for assessing and managing risk, and by delivering responsive solutions. We accomplish this by leveraging our core capabilities of risk assessment and information management, by investing in our capabilities to serve our customers across the cycles that have historically characterized our markets and by keeping our promises. Overall, our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid reinsurance claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our financial performance, and believe we have delivered superior performance in respect of this measure over time.
Our core products include property catastrophe and specialty reinsurance risks written through our wholly owned operating subsidiaries, joint ventures and Syndicate 1458; and certain insurance products primarily written through Syndicate 1458. We believe we are one of the world’s leading providers of property catastrophe reinsurance. We also believe we have a strong position in certain specialty reinsurance lines of business and a growing presence in the Lloyd’s marketplace. Our reinsurance and insurance products are principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed, and continue to manage, multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
Since a meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. Our acquisition of Platinum accelerated the growth of our U.S. platform by expanding our client base and enhancing our U.S. market presence in our casualty and specialty reinsurance lines of business. Accordingly, in the future, these lines of business may represent a greater proportion of our premiums and claims and claim expenses, and generate a higher percentage of our returns.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically.
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
Our business consists of the following reportable segments: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by our ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by our ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. In addition, our Other category primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests, certain expenses related to the acquisition of Platinum, results of our discontinued operations, and the remnants of our Bermuda-based insurance operations.
Acquisition of Platinum
On March 2, 2015, RenaissanceRe acquired Platinum pursuant to a definitive merger agreement entered into on November 23, 2014. As a result of the acquisition of Platinum, Platinum and its operating subsidiaries became wholly owned subsidiaries of RenaissanceRe. In connection with an intercompany restructuring, effective July 1, 2015, Platinum was merged with RenaissanceRe, with RenaissanceRe continuing as the surviving company. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” and “Note 3. Acquisition of Platinum” in the notes to our consolidated financial statements for additional information with respect to the acquisition of Platinum.
New Business
From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. For information related to new business, refer to “Part I, Item 1. Business, New Business.”
Risk Management
We seek to develop and effectively utilize sophisticated computer models and other analytical tools to assess and manage the risks we underwrite and attempt to optimize our portfolio of reinsurance and insurance contracts and other financial risks. Our policies, procedures, tools and resources to monitor and assess our operational risks companywide, as well as our global enterprise-wide risk management practices, are overseen by our Chief Risk Officer, who reports directly to our President and Chief Executive Officer.
Since 1993, we have developed and continuously seek to improve our proprietary, computer-based pricing and exposure management system, REMS©. We believe that REMS©, as updated from time to time, is a more robust underwriting and risk management system than is currently commercially available elsewhere in the reinsurance industry and offers us a significant competitive advantage. For information related to Risk Management, refer to “Part I, Item 1. Business, Underwriting and Enterprise Risk Management.”
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Claims and Claim Expense Reserves
General Description
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims related to specific contracts previously reported to us which we believe may not be adequately estimated by the client as of that date, and adding estimates for the anticipated cost of IBNR.
On March 2, 2015 we acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values, including Platinum’s claims and claim expense reserves, which totaled $1.4 billion at March 2, 2015, and consisted of $117.4 million and $1.3 billion included in our Catastrophe Reinsurance and Specialty Reinsurance segments, respectively. These claims and claim expense reserves are subject to the reserving methodologies for each respective line of business as described below.
The following table summarizes our claims and claim expense reserves by line of business, split between case reserves, additional case reserves and IBNR:

At December 31, 2015	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$237,345	$146,969	$179,947	$564,261
Specialty Reinsurance	529,952	126,650	1,148,015	1,804,617
Lloyd’s	84,964	22,085	263,440	370,489
Other	2,071	—	25,607	27,678
Total	$854,332	$295,704	$1,617,009	$2,767,045

At December 31, 2014
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2015	2014	2013
(in thousands)
Net reserves as of January 1	$1,345,816	$1,462,705	$1,686,865
Net incurred related to:
Current year	610,685	341,745	315,241
Prior years	(162,447)	(143,798)	(143,954)
Total net incurred	448,238	197,947	171,287
Net paid related to:
Current year	95,747	39,830	32,212
Prior years	459,905	275,006	363,235
Total net paid	555,652	314,836	395,447
Amounts acquired (1)	1,394,117	—	—
Net reserves as of December 31	2,632,519	1,345,816	1,462,705
Reinsurance recoverable as of December 31	134,526	66,694	101,025
Gross reserves as of December 31	$2,767,045	$1,412,510	$1,563,730

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
Reserving for our reinsurance claims involves other uncertainties, such as the dependence on information from ceding companies, which among other matters, includes the time lag inherent in reporting information from the primary insurer to us or to our ceding companies and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information may be received on a monthly, quarterly or transactional basis and normally includes paid claims and estimates of case reserves. We sometimes also receive an estimate or provision for IBNR. This information is often updated and adjusted from time to time during the loss settlement period as new data or facts in respect of initial claims, client accounts, industry or event trends may be reported or emerge in addition to changes in applicable statutory and case laws.
Our estimates of losses from large events are based on factors including currently available information derived from our claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with certain large events can be concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude of certain events, there can be meaningful uncertainty regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
As detailed in the table and discussed in further detail below, changes to prior year estimated claims reserves increased our net income by $162.4 million during the year ended December 31, 2015, (2014 - $143.8 million, 2013 - $144.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest - DaVinciRe, equity in net claims and claim expenses of Top Layer Re and income tax.

Year ended December 31,	2015	2014	2013
(in thousands)
Catastrophe	$(70,377)	$(65,511)	$(102,037)
Specialty	(91,912)	(55,909)	(34,111)
Lloyd’s	340	(16,241)	(8,256)
Other	(498)	(6,137)	450
Total favorable development of prior accident years net claims and claim expenses	$(162,447)	$(143,798)	$(143,954)

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
For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing catastrophe bulletins published by Property Claim Services (“PCS”) for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we may make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. Approximately one year from the date of loss for these small events, we typically estimate IBNR for these events by using the paid Bornhuetter-Ferguson actuarial method. The loss development factors for the paid Bornhuetter-Ferguson actuarial method are selected based on a review of our historical experience and these factors are reviewed at least annually. There were no significant changes to our paid loss development factors over the last three years.
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

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the year ended December 31, 2015:

Year ended December 31, 2015	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(18,823)
Tohoku Earthquake and Tsunami (2011)	(5,314)
New Zealand Earthquake (2011)	22,754
2011 International Events	(1,383)
Storm Sandy (2012)	(10,436)
April and May U.S. Tornadoes (2011)	(10,189)
Hurricanes Gustav and Ike (2008)	(4,673)
New Zealand Earthquake (2010)	769
Other	(5,686)
Total large catastrophe events	(31,598)
Small catastrophe events
2014 U.S. Winter Storms and Wind and Thunderstorm Events	(28,042)
European Floods (2013)	(2,272)
Other	(8,465)
Total small catastrophe events	(38,779)
Total favorable development of prior accident years net claims and claim expenses	$(70,377)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in 2015 of $70.4 million was comprised of $31.6 million and $38.8 million related to large and small catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $10.4 million related to Storm Sandy, $10.2 million related to the April and May 2011 U.S. Tornadoes and $4.7 million related to the 2008 Hurricanes (Gustav and Ike), each principally the result of changes in our estimated ultimate loss for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events was $28.0 million related to 2014 U.S. winter storms and wind and thunderstorm events, each principally the result of changes in our estimated ultimate loss for each respective event. In addition, we experienced $17.0 million of favorable development related to a number of other large and small catastrophe events. Net favorable development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquake, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $1.4 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquake, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.

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

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in 2014 of $65.5 million was comprised of $47.5 million and $18.0 million related to large and small catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $20.1 million, $13.9 million, $9.3 million and $6.6 million related to Storm Sandy, the 2011 April and May U.S. Tornadoes, the 2011 Thailand Floods and the 2008 Hurricanes (Gustav and Ike), partially offset by adverse development of $24.7 million related to the 2010 New Zealand Earthquake, each principally the result of changes in estimated ultimate losses for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events was $7.6 million and $6.7 million related to the 2013 European Floods and a 2013 U.S. wind and thunderstorm event, respectively, partially offset by adverse development of $13.4 million related to certain 2012 U.S. wind and thunderstorm events, each principally the result of changes in estimated ultimate losses for each respective event.

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
Actual Results vs. Initial Estimates
The table below summarizes our initial assumptions and changes in those assumptions for claims and claim expense reserves within our Catastrophe Reinsurance segment. As discussed above, the key assumption in estimating reserves for our Catastrophe Reinsurance segment is our estimate of ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses as of December 31, 2013, 2014 and 2015, represent our revised estimates as reported as of those dates. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2015 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2015 reflect the unpaid portion of our estimates of gross ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries. It also does not consider the impact of loss related premium or redeemable noncontrolling interest – DaVinciRe.
Actual vs. Initial Estimated Property Catastrophe Reinsurance Claims and Claim Expense Reserve Analysis

(in thousands, except percentages)		Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves as of December 31, 2015	% of Claims and Claim Expenses Unpaid as of December 31, 2015
Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	2013	2014	2015
1994	$100,816	$137,093	$137,074	$136,960	$(36,144)	(35.9)%	$72	0.1%
1995	72,561	61,404	61,394	61,401	11,160	15.4%	11	—%
1996	67,671	45,217	45,206	45,207	22,464	33.2%	1	—%
1997	43,050	9,041	9,039	9,038	34,012	79.0%	2	—%
1998	129,171	152,016	151,818	151,623	(22,452)	(17.4)%	291	0.2%
1999	267,981	197,703	197,692	197,692	70,289	26.2%	197	0.1%
2000	54,600	17,747	17,767	17,767	36,833	67.5%	23	0.1%
2001	257,285	200,558	198,556	196,415	60,870	23.7%	2,801	1.4%
2002	155,573	65,008	64,867	64,867	90,706	58.3%	20	—%
2003	126,121	67,398	68,449	68,528	57,593	45.7%	103	0.2%
2004	762,810	814,704	814,742	814,995	(52,185)	(6.8)%	383	—%
2005	1,474,995	1,260,825	1,260,219	1,261,135	213,860	14.5%	994	0.1%
2006	121,816	57,456	56,536	56,340	65,476	53.7%	56	0.1%
2007	246,119	107,872	102,824	100,871	145,248	59.0%	1,633	1.6%
2008	600,723	436,055	426,337	421,430	179,293	29.8%	1,779	0.4%
2009	91,802	40,905	39,728	39,760	52,042	56.7%	1,118	2.8%
2010	428,965	332,845	361,340	396,108	32,857	7.7%	155,938	39.4%
2011	1,278,962	1,218,178	1,175,774	1,176,825	102,137	8.0%	132,292	11.2%
2012	352,635	284,279	262,639	250,142	102,493	29.1%	69,532	27.8%
2013	143,609	133,187	107,602	100,797	42,812	29.8%	40,466	40.1%
2014	105,739	—	89,034	71,000	34,739	32.9%	25,078	35.3%
2015	201,892	—	—	201,892	—	—%	131,471	65.1%
	$7,084,896	$5,639,491	$5,648,637	$5,840,793	$1,244,103	18.1%	$564,261	9.7%

As previously noted, we recorded $1.4 billion of claims and claim expense reserves on March 2, 2015 as a result of the Platinum acquisition, of which $117.4 million is included in our Catastrophe Reinsurance segment with the remaining balance included in our Specialty Reinsurance segment.  The $117.4 million is included in the Initial Estimate of Accident Year Claims and Claim Expenses column and is allocated to each individual accident year based on the year in which the underlying catastrophe loss event took place.  The Cumulative Favorable (Adverse) Development column includes favorable or adverse development on the acquired Platinum claims and claim expense reserves since the date of acquisition.
As quantified in the table above, since our inception in 1993, while we have experienced adverse development from time to time, on a cumulative basis we have experienced $1.2 billion of net favorable development on the run-off of our gross reserves within our Catastrophe Reinsurance segment. This represents 18.1% of our initial estimated gross claims and claim expenses for accident years 2014 and prior of $6.9 billion and is calculated based on our estimates of claims and claim expense reserves as of December 31, 2015, compared to our initial estimates of ultimate claims and claim expenses, as of the end of each accident year. As described above, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe excess of loss reinsurance contracts, we have experienced development, both favorable and unfavorable, in any given accident year. For example, our 2005 accident year developed favorably by $213.9 million, which is 14.5% better than our initial estimates of claims and claim expenses for the 2005 accident year as estimated as of December 31, 2005, while our 2004 accident year developed unfavorably by $52.2 million, or negative 6.8%. On a net basis, our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, and redeemable noncontrolling interest for changes in claims and claim expenses that impact DaVinciRe, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.
The percentage of claims unpaid at December 31, 2015 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. As seen above, claims and claim expenses for the 2009 and prior accident years have generally been paid. This is driven in part by the mix of our business, which primarily included property catastrophe excess of loss reinsurance for personal lines property coverage, rather than commercial property coverage or retrocessional coverage, and the speed of the settlement and payment of claims by our underlying cedants. In contrast, the 2010 accident year includes losses from the 2010 New Zealand Earthquake, among other events, which have complex issues associated with establishing our estimate of ultimate claims and claim expenses, including the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies, and as a result the unpaid net claims and claim expenses as a percentage of re-estimated claims and claim expenses as of December 31, 2015 remains relatively high at 39.4% for the 2010 accident year. In addition, as noted in the table above, the percentage of claims and claims expenses unpaid as of December 31, 2015 related to more recent years, such as 2010 through 2015, range from 11.2% to 65.1%, with higher percentages driven by the recency of these accident years, combined with the complexity surrounding claims of our underlying cedants and the nature of the events, such as the Tohoku Earthquake and Tsunami, the 2010 and 2011 New Zealand Earthquakes and Storm Sandy.
Sensitivity Analysis
The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2015 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events within our Catastrophe Reinsurance segment. The reasonably likely changes are based on an historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2015	$ Impact of Change on Ultimate Claims and Claim Expenses at December 31, 2015	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2015	% Impact of Change on Net Income for the Year Ended December 31, 2015	% Impact of Change on Shareholders’ Equity at December 31, 2015
Higher	$6,157,069	$316,276	11.4%	(58.3)%	(6.7)%
Recorded	5,840,793	—	—%	—%	—%
Lower	$5,524,517	$(316,276)	(11.4)%	58.3%	6.7%

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
Specialty Reinsurance Segment
Within our Specialty Reinsurance segment, we write various classes of casualty business, such as automobile liability, casualty clash, catastrophe exposed workers’ compensation, cyber liability, directors and officers liability, environmental liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance such as accident and health, agriculture, aviation, financial guaranty, marine and energy, mortgage guaranty, multi-line regional, political risk, terrorism and trade credit, which we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide proportional coverage, which we expect to grow on an absolute or relative basis within this segment in the future. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance and reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis.
Historically, our Specialty Reinsurance segment has been characterized as providing coverage for low frequency and high severity losses, similar to our property catastrophe reinsurance business. As with our property catastrophe reinsurance business, our specialty reinsurance contracts frequently provide coverage for relatively large limits or exposures. As a result of the foregoing, our specialty reinsurance business is subject to significant claims volatility. In periods of low claims frequency or severity, our results will generally be favorably impacted while in periods of high claims frequency or severity our results will generally be negatively impacted.
More recently, we have positioned RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. to accept a wider range of quota share or proportional risks, facilitating our efforts to expand trading relationships with core clients via separate, highly-rated balance sheets.  In addition, on March 2, 2015 we acquired Platinum and recorded $1.4 billion of claims and claim expense reserves related to the acquisition, of which $1.3 billion was recorded in our Specialty Reinsurance segment, with the balance recorded in our Catastrophe Reinsurance segment. While we remain focused on underwriting discipline, and are seeking to remain focused on opportunities amenable to stochastic representation and supported by strong data and analytics, our expanded product suite through RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. and the addition of the claims and claim expense reserves acquired through the Platinum transaction, may pose new, unmodelled or unforeseen risks for which we may not be adequately compensated and may also result in a higher level of attritional claims and claim expenses and the potential for reserve development, either adverse or favorable.
Our processes and methodologies in respect of loss estimation for the coverages we offer through our specialty reinsurance operation differ from those used for our property catastrophe-oriented coverages. For example, our specialty reinsurance coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which we believe gives rise to greater uncertainty in our claims reserves. Moreover, in many lines of business we do not have the benefit of a significant amount of our own historical experience and may have little or no related corporate reserving history in many of our newer or growing lines of business. We believe this makes our Specialty Reinsurance segment reserving subject to greater uncertainty than our Catastrophe Reinsurance segment.
We calculate multiple point estimates for claims and claim expense reserves using a variety of actuarial reserving techniques for many, but not all, of our classes of business for each underwriting year within our Specialty Reinsurance segment. We do not believe that these multiple point estimates are, or should be considered a range. We consider each class of business and determine the most appropriate point estimate for each underwriting year based on the characteristics of the particular class including: (1) loss development patterns derived from historical data; (2) the credibility of the selected loss development pattern; (3) the stability of the loss development patterns; (4) how developed the underwriting year is; and (5) the observed loss development of other underwriting years for the same class. We also consider other relevant factors, including: (1) historical ultimate loss ratios; (2) the presence of individual large losses; and (3) known occurrences that have not yet resulted in reported losses. We make determinations of the most appropriate point estimate of loss for each class based on an evaluation of relevant information and do not ascribe any particular portion of the estimate to a particular factor or consideration. In addition, we believe that a review of individual contract information improves the loss estimates for some classes of business.
When developing our claims and claims expense reserves for our Specialty Reinsurance segment, we consider several actuarial techniques such as the expected loss ratio method, the Bornhuetter-Ferguson actuarial method and the paid and reported chain ladder actuarial method. For classes of business where we lack significant historical claims experience, we principally use the Bornhuetter-Ferguson actuarial method. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that the expected paid or reported losses are zero, and it assumes that past experience is not fully representative of the future. As our reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims, is reflected in the respective reporting period as a change in estimate.
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
For classes of business where we have significant historical claims experience, estimates of ultimate losses that are not related to a specific event are generally initially determined based on the loss ratio method applied to each underwriting year and to each class of business. The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium. The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including: (1) contract by contract expected loss ratios developed during our pricing process; and (2) our historical loss ratios and combined ratios adjusted for rate change and trend. These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including: (1) market conditions; (2) changes in the business underwritten; (3) changes in timing of the emergence of claims; and (4) other factors that may influence ultimate loss ratios and losses.
The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratios also requires judgment. We generally make adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances. This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported losses. Over time, as a greater number of claims are reported and the credibility of reported losses improves, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson actuarial method, as discussed above, and the reported chain ladder actuarial method.
The reported chain ladder actuarial method utilizes actual reported losses and a loss development pattern to determine an estimate of ultimate losses that is independent of the initial expected ultimate loss ratio and earned premium. We believe this technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable loss development pattern. Loss development patterns are determined utilizing actuarial analysis, including management’s judgment, and are based on historical patterns of paid losses and reporting of case reserves to us, as well as industry loss development patterns. Information that may cause future loss development patterns to differ from historical loss development patterns is considered and reflected in our selected loss development patterns as appropriate. For certain reinsurance contracts, historical loss development patterns may be developed from ceding company data or other sources.
In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment described above.
Prior Year Development of Reserve for Net Claims and Claim Expenses
Within our specialty reinsurance business, we seek to review substantially all of our claims and claim expense reserves quarterly. Typically, our quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing our overall experience by underwriting year and in the aggregate. We monitor our expected ultimate claims and claim expense ratios and expected loss reporting assumptions on a quarterly basis and compare them to our actual experience. Our actuarial assumptions are generally reviewed annually, based on input from our actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage we provide, changes in industry results for similar business, as well as our actual experience, to the extent we have enough data to rely on our own experience. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified.

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2015	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Deepwater Horizon (2010)	$(8,116)
Storm Sandy (2012)	(2,088)
New Zealand Earthquake (2010)	326
Subprime (2007)	8,459
Other	(343)
Total large catastrophe events	(1,762)
Total catastrophe net claims and claim expenses	(1,762)
Attritional net claims and claim expenses
Actuarial methods - actual reported claims less than expected claims	(94,944)
Actuarial assumption changes	4,794
Total attritional net claims and claim expenses	(90,150)
Total favorable development of prior accident years net claims and claim expenses	$(91,912)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in 2015 of $91.9 million was comprised of $90.2 million and $1.8 million related to attritional net claims and claim expenses and large catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses of $91.9 million in 2015 was $94.9 million related to attritional net claims and claim expenses reported coming in lower than expected on prior accident years events and $8.1 million related to reductions in estimated ultimate losses related to the Deepwater Horizon explosion and oil spill in 2010, partially offset by adverse development of $8.5 million related to the sub-prime related casualty losses from 2007 driven by reported claims from a number of cedants and adverse development of $4.8 million associated with actuarial assumption changes.

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2014 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2014	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
LIBOR (2011 and 2012)	$(10,500)
Thailand Floods (2011)	(2,500)
Tohoku Earthquake and Tsunami (2011)	(1,642)
Subprime (2007)	5,049
Other	(1,826)
Total large catastrophe events	(11,419)
Total catastrophe net claims and claim expenses	(11,419)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(44,490)
Total attritional net claims and claim expenses	(44,490)
Total favorable development of prior accident years net claims and claim expenses	$(55,909)

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

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Tohoku Earthquake and Tsunami (2011)	$(1,000)
New Zealand Earthquake (2010)	300
Other	(1,763)
Total large catastrophe events	(2,463)
Total catastrophe net claims and claim expenses	(2,463)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(21,216)
Actuarial assumption changes	(10,432)
Total attritional net claims and claim expenses	(31,648)
Total favorable development of prior accident years net claims and claim expenses	$(34,111)

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

Actual vs. Initial Estimated Specialty Reinsurance Claims and Claim Expense Reserve Analysis – Estimated Ultimate Claims and Claim Expense Ratio

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2013	December 31, 2014	December 31, 2015
2002	77.2%	19.7%	19.6%	19.5%
2003	76.8%	25.4%	25.4%	25.1%
2004	78.2%	36.8%	37.3%	36.8%
2005	78.2%	28.3%	27.3%	26.8%
2006	76.6%	26.3%	23.6%	24.1%
2007	62.9%	55.8%	57.7%	61.4%
2008	57.9%	64.1%	62.1%	61.9%
2009	55.4%	29.5%	27.1%	32.7%
2010	56.5%	57.4%	51.7%	45.6%
2011	58.7%	49.2%	38.2%	33.2%
2012	56.3%	59.8%	48.4%	48.7%
2013	57.6%	59.7%	56.6%	42.7%
2014	57.1%	—	57.1%	48.1%
2015	57.7%	—	—	64.4%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within our Specialty Reinsurance segment. Until 2007, our initial estimated ultimate claims and claim expense ratios remained relatively constant between 76.6% in 2006 and 78.2% in 2004 and 2005. This reflects the fact that management had not made significant changes to its initial estimates of expected ultimate claims and claim expense ratios from one underwriting year to the next. The decrease in the initial estimated ultimate claims and claim expense ratio from 2006 and prior, to 2007 through 2015, reflects assumption changes made for certain classes of business where our experience, and the industry experience in general, has been better than expected and, as a result, we decreased our initial estimated ultimate claims and claim expense ratio for these classes of business.
As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios decreased significantly from the initial estimates for the 2002 through 2006 underwriting years. This was principally due to our 2005 reserve review. During our 2005 reserve review, we further segmented the specialty business with the aim of grouping risks into more homogeneous categories which respond to the evolution of actual exposures. This became possible as the volume of this business increased over the three preceding years. This further segmentation required the selection of loss reporting patterns to be applied to these new groups. We also updated our assumptions for our original loss reporting patterns based on a combination of new industry information and actual experience accumulated over the three preceding years. The assumptions for the new loss reporting patterns were applied to all prior underwriting years. In addition, we made explicit allowances for commuted contracts whereas previously these were considered in the overall reserving assumptions. We also reviewed substantially all of our case reserves and additional case reserves. The result of the foregoing was a decrease in our specialty reinsurance re-estimated ultimate claims and claim expense reserves in 2005. Subsequent to this reserve review, the results of our specialty book of business have been mixed. The 2006 underwriting year includes favorable development as actual paid and reported losses during 2006 have overall been less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this year. However, the 2008 underwriting year has performed worse than expected and our current estimates are higher than our initial estimates. This is due in part to the losses in our casualty clash line of business in 2008, associated with exposure to the deterioration of the credit and capital markets in 2008 as well as the Madoff matter discovered in the fourth quarter of 2008. In comparison, our 2009 through 2014 underwriting years have performed better than expected and our current estimates are lower than our initial estimates. The 2010, 2011 and 2012 underwriting years were impacted by a number of relatively large catastrophe events, including in 2010 the 2010 New Zealand Earthquake, in 2011 the 2011 New Zealand and Tohoku Earthquakes, the Australian Floods, losses arising from certain aggregate contracts and the Thailand Floods, and in 2012 Storm Sandy, all which initially resulted in increases in the re-estimated ultimate claims and claim expense ratio. As recent as 2015, we re-estimated our ultimate claims and claim expense ratios for certain large events included in the 2010, 2011 and 2012 underwriting years based on available data, including but not limited to industry loss estimates and actual claims from cedants, resulting in decreases to the re-estimated ultimate claims and claim expense ratio. The re-estimated loss ratio for the 2015 underwriting year as of December 31, 2015 is higher than the initial estimate as actual paid and reported losses during 2015 were greater than expected, driven in part by large losses associated with wildfires in California and the Tianjin Explosion.
As noted above, some of our specialty reinsurance contracts are exposed to net claims and claim expenses from large natural and man-made catastrophes. Net claims and claim expenses from these large catastrophes are reserved for after the events which gave rise to the claims in a manner which is consistent with our property catastrophe reinsurance reserving practices as discussed above. The large catastrophes occurring during the period from 2002 to 2015 impacting our Specialty Reinsurance segment principally include Hurricanes Katrina, Rita and Wilma, which occurred in 2005. Our estimate of ultimate net claims and claim expenses from Hurricanes Katrina, Rita and Wilma, within our Specialty Reinsurance segment, net of reinsurance recoveries and assumed and ceded loss related premium, totaled $48.2 million at December 31, 2015 (2014 - $48.3 million, 2013 - $48.3 million).
Sensitivity Analysis
The table below quantifies the impact on our reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2015 of reasonably likely changes to the actuarial assumptions used to estimate our December 31, 2015 claims and claim expense reserves within our Specialty Reinsurance segment. The table quantifies reasonably likely changes in our initial estimated ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Specialty Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2015	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2015	% Impact of Change on Net Income for the Year Ended December 31, 2015	% Impact of Change on Shareholders’ Equity at December 31, 2015
Increase expected claims and claim expense ratio by 10%	Slower reporting	$297,615	10.8%	(54.9)%	(6.3)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	130,408	4.7%	(24.0)%	(2.8)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	(12,776)	(0.5)%	2.4%	0.3%
Expected claims and claim expense ratio	Slower reporting	134,973	4.9%	(24.9)%	(2.9)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(124,933)	(4.5)%	23.0%	2.6%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	(16,498)	(0.6)%	3.0%	0.3%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	(137,731)	(5.0)%	25.4%	2.9%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	(247,852)	(9.0)%	45.7%	5.2%

We believe that ultimate claims and claim expense ratios 10.0 percentage points above or below our estimated assumptions constitute reasonably likely outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.
Lloyd’s Segment
Within our Lloyd’s segment, we write property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes, and write a number of specialty reinsurance lines, insurance policies and quota share reinsurance that involves understanding the characteristics of the underlying insurance policy.
We principally use the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within our Lloyd’s segment for our specialty reinsurance and insurance lines of business. The comments discussed above relating to our reserving techniques and processes for our Specialty Reinsurance segment apply to the specialty reinsurance and insurance lines of business within our Lloyd’s segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment as noted above.

Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the year ended December 31, 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2015	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$1,566
Total small catastrophe events	1,566
Total catastrophe net claims and claim expenses	1,566
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	309
Actuarial assumption changes	(1,535)
Total attritional net claims and claim expenses	(1,226)
Total favorable development of prior accident years net claims and claim expenses	$340

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $0.3 million was comprised of adverse development of $1.6 million and favorable development of $1.2 million related to small catastrophe events and attritional net claims and claim expenses, respectively. Included in attritional net claims and claim expenses was $1.5 million of favorable development associated with actuarial assumption changes.
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the year ended December 31, 2014 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2014	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(4,128)
LIBOR (2011 and 2012)	(1,250)
Other	(1,234)
Total large catastrophe events	(6,612)
Small catastrophe events
Other	(2,687)
Total small catastrophe events	(2,687)
Total catastrophe net claims and claim expenses	(9,299)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(6,942)
Total attritional net claims and claim expenses	(6,942)
Total favorable development of prior accident years net claims and claim expenses	$(16,241)

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
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the year ended December 31, 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(3,825)
Other	(1,442)
Total large catastrophe events	(5,267)
Total catastrophe net claims and claim expenses	(5,267)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	(3,263)
Actuarial assumption changes	274
Total attritional net claims and claim expenses	(2,989)
Total favorable development of prior accident years net claims and claim expenses	$(8,256)

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
Actual Results vs. Initial Estimates
The table below summarizes our initial assumptions and changes in those assumptions for catastrophe claims and claim expense reserves associated with our property catastrophe reinsurance business within our Lloyd’s segment. Similar to our Catastrophe Reinsurance segment, the key assumption in estimating reserves for property catastrophe reinsurance losses in our Lloyd’s segment is our estimate of the ultimate claims and claim expenses. The table shows our initial estimates of ultimate claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred from catastrophic events occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated ultimate claims and claim expenses represent our revised estimates as reported as at the respective year end. The cumulative favorable (adverse) development shows how our most recent estimates as reported at December 31, 2015 differ from our initial accident year estimates. Favorable development implies that our current estimates are lower than our initial estimates while adverse development implies that our current estimates are higher than our original estimates. Total reserves as of December 31, 2015 reflect the unpaid portion of our estimates of ultimate claims and claim expenses. The table is presented on a gross basis and therefore does not include the benefit of reinsurance recoveries or loss related premium such as reinstatement premium.
Actual vs. Initial Estimated Lloyd’s Segment Catastrophe Claims and Claim Expense Reserve Analysis for Property Catastrophe Reinsurance Business

(in thousands, except percentages)
Accident Year	Initial Estimate of Accident Year Claims and Claim Expenses	Re-estimated Claims and Claim Expenses as of December 31,			Cumulative Favorable (Adverse) Development	% Decrease (Increase) from Initial Ultimate	Claims and Claim Expense Reserves at December 31, 2015	% of Claims and Claim Expenses Unpaid at December 31, 2015
		2013	2014	2015
2010	$5,277	$6,018	$5,162	$5,143	$134	2.5%	$3,206	62.3%
2011	30,121	23,565	23,440	23,159	6,962	23.1%	1,078	4.7%
2012	10,957	8,770	5,980	5,515	5,442	49.7%	2,437	44.2%
2013	5,977	5,977	3,273	2,830	3,147	52.7%	1,037	36.6%
2014	943	—	943	872	71	7.5%	224	25.7%
2015	4,267	—	—	4,267	—	—%	3,419	80.1%
	$57,542	$44,330	$38,798	$41,786	$15,756	29.6%	$11,401	27.3%

As quantified in the table above, since our Lloyd’s segment commenced writing business in mid-2009, we have experienced $15.8 million of net favorable development on our gross reserves related to catastrophe events for our property catastrophe reinsurance business within our Lloyd’s segment. As described above and similar to our Catastrophe Reinsurance segment, given the complexity in reserving for claims and claims expenses associated with catastrophe losses for property catastrophe reinsurance business, we have experienced development, both favorable and unfavorable, in any given accident year. For example, our 2013 accident year has developed favorably by $3.1 million, which is 52.7% better than our initial estimates of claims and claim expenses for the 2013 accident year as estimated as of December 31, 2013, while our 2010 accident year has only developed favorably by $0.1 million, or 2.5%. On a net basis, our cumulative favorable or unfavorable development is generally reduced by offsetting changes in our reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums, all of which generally move in the opposite direction to changes in our ultimate claims and claim expenses.
The percentage of claims unpaid at December 31, 2015 for each accident year reflects both the speed at which claims and claim expenses for each accident year have been paid and our estimate of claims and claim expenses for that accident year. This is driven in part by the mix of our business and the speed of the settlement and payment of claims by our underlying cedants.
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

	Estimated Ultimate Claims and Claim Expenses Ratio
Underwriting Year	Initial Estimate	Re-estimate at
		December 31, 2013	December 31, 2014	December 31, 2015
2010	63.3%	50.2%	50.5%	48.9%
2011	66.0%	55.1%	52.6%	56.5%
2012	58.4%	69.5%	64.3%	62.3%
2013	60.6%	67.9%	62.2%	60.1%
2014	60.6%	—%	79.8%	69.1%
2015	59.8%	—%	—%	71.9%

The table above shows our initial estimated ultimate claims and claim expense ratios for attritional losses for each new underwriting year within specialty insurance and reinsurance in our Lloyd’s segment. The principal reason for changes from one underwriting year to the next is changes in the mix and relative volume of business.
As each underwriting year has developed, our re-estimated expected ultimate claims and claim expense ratios have changed. In particular, our re-estimated ultimate claims and claim expense ratios decreased from the initial estimates for the 2010, 2011 and 2013 underwriting years and increased for the 2012, 2014 and 2015 underwriting years. The decrease in the re-estimated ultimate claims and claim expense ratio for the 2010 and 2011 underwriting years at December 31, 2015 was principally due to the application of our formulaic actuarial reserving methodology with the reductions being due to actual paid and reported claim activity being more favorable to date than what was originally anticipated when setting the initial reserves combined with reductions to estimated ultimate claims and claim expenses on certain large events. However, the increase in the re-estimated ultimate claims and claim expense ratio for the 2012, 2014 and 2015 underwriting years at December 31, 2015 was the result of those underwriting years performing worse than expected, due in part to experiencing claims and claim expenses related to large property losses, including Storm Sandy in 2012, and a number of smaller property-related loss events in 2014 and 2015. As noted above, our specialty reinsurance and insurance lines of business are in general characterized by events of low frequency and high severity which results in actual experience that can be significantly better or worse than long-term trends or industry results for similar business may imply.
Sensitivity Analysis
The table below shows the impact on our ultimate claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2015 of reasonably likely changes to our estimates of ultimate losses for claims and claim expenses incurred from catastrophic events associated with property catastrophe reinsurance business within our Lloyd’s segment. The reasonably likely changes are based on a historical analysis of the period-to-period variability of our ultimate costs to settle claims from catastrophic events, giving due consideration to changes in our reserving practices over time. In general, our claim reserves for our more recent catastrophic events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, and uncertainty as to the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated ultimate claims and claim expenses for the catastrophic events occurring in each accident year, and the reasonably likely variability of our current estimates of claims and claim expenses by accident year.

Lloyd’s Segment Property Catastrophe Reinsurance Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Ultimate Claims and Claim Expenses at December 31, 2015	$ Impact of Change on Ultimate Claims and Claim Expenses at December 31, 2015	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2015	% Impact of Change on Net Income for the Year Ended December 31, 2015	% Impact of Change on Shareholders’ Equity at December 31, 2015
Higher	$47,140	$5,354	0.2%	(1.0)%	(0.1)%
Recorded	41,786	—	—%	—%	—%
Lower	$36,432	$(5,354)	(0.2)%	1.0%	0.1%

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
Lloyd’s Segment Attritional Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2015	% Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2015	% Impact of Change on Net Income for the Year Ended December 31, 2015	% Impact of Change on Shareholders’ Equity at December 31, 2015
Increase expected claims and claim expense ratio by 10%	Slower reporting	$72,548	2.6%	(13.4)%	(1.5)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	26,964	1.0%	(5.0)%	(0.6)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	(19,725)	(0.7)%	3.6%	0.4%
Expected claims and claim expense ratio	Slower reporting	41,440	1.5%	(7.6)%	(0.9)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(42,444)	(1.5)%	7.8%	0.9%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	10,332	0.4%	(1.9)%	(0.2)%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	(26,964)	(1.0)%	5.0%	0.6%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	(65,164)	(2.4)%	12.0%	1.4%

We believe that ultimate claims and claim expense ratios 10.0 percentage points above or below our estimated assumptions constitute reasonably likely outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments we made to speed up or slow down our estimated loss reporting patterns are reasonably likely changes. While we believe these are reasonably likely changes, we do not believe the reader should consider the above sensitivity analysis an actuarial reserve range. In addition, we caution the reader that the above sensitivity analysis only reflects reasonably likely changes. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events which we have not estimated reserves for or for exposures we do not currently think are covered under our contracts. These changes could result in significantly larger changes to reserves for claims and claim expenses, net income and shareholders’ equity than those noted above. We also caution the reader that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.
Other
Included in the Other category are the remnants of our Bermuda-based insurance operations. These operations are in run-off and no new business is being underwritten. Our outstanding claims and claim expense reserves for these operations include insurance policies and quota share reinsurance with respect to risks including: 1) commercial property, which principally included catastrophe-exposed commercial property products; 2) commercial multi-line, which included commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 3) personal lines property, which principally included homeowners personal lines property coverage and catastrophe exposed personal lines property coverage and totaled $27.7 million at December 31, 2015 (2014 - $41.7 million).
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

At December 31,	2015	2014	2013
(in thousands)
Attritional claims and claim expenses	$120	$(6,137)	$2,179
Catastrophe events	(618)	—	(1,729)
Total (favorable) adverse development of prior accident years net claims and claim expenses	$(498)	$(6,137)	$450

The net favorable development on prior accident years of $0.5 million for 2015 within our Other category was principally the result of a reduction in the estimated ultimate losses on a number of catastrophe events in our former Insurance segment.
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
Due to the nature of reinsurance, ceding companies routinely report and remit premiums to us subsequent to the contract coverage period.  Consequently, premiums written and receivable include amounts reported by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  The estimation of written premiums may be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  In addition to estimating premiums written, we estimate the earned portion of premiums written which is subject to judgment and uncertainty.  Any adjustments to written and earned premiums, and the related losses and acquisition expenses, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.
Lines of business that are similar in both the nature of their business and estimation process may be grouped for purposes of estimating premiums.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company's historical premium versus projected premium, (2) the ceding company's history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company's competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of premiums written and earned are based on the selected ultimate premium estimate, the terms and conditions of the reinsurance contracts and the remaining exposure from the underlying policies. We evaluate the appropriateness of these estimates in light of the actual premium reported by the ceding companies, information obtained during audits and other information received from ceding companies.
Reinsurance Recoverables
We enter into reinsurance agreements in order to help reduce our exposure to large losses and to help manage our risk portfolio. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the related assumed reinsurance. For multi-year retrospectively rated contracts, we accrue amounts (either assets or liabilities) that are due to or from our retrocessionaires based on estimated contract experience. If we determine that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined.
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
The majority of the balance we have accrued as recoverable will not be due for collection until some point in the future. The amounts recoverable ultimately collected are open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency and elective run-off, contractual dispute and various other reasons. In addition, because the majority of the balances recoverable will not be collected for some time, economic conditions as well as the financial and operational performance of a particular reinsurer may change, and these changes may affect the reinsurer’s willingness and ability to meet their contractual obligations to us. To reflect these uncertainties, we estimate and record a valuation allowance for potential uncollectible reinsurance recoverables which reduces reinsurance recoverables and net income (loss).
We estimate our valuation allowance by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating.  The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates.  We also apply case-specific valuation allowances against certain recoveries we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors.  The valuation allowance recorded against reinsurance recoverable was $1.6 million at December 31, 2015 (2014 - $1.0 million). The reinsurers with the three largest balances accounted for 21.5%, 13.8% and 13.1%, respectively, of our reinsurance recoverable balance at December 31, 2015 (2014 - 35.4%, 14.9% and 7%, respectively). The three largest company-specific components of the valuation allowance represented 22.7%, 8.3% and 3.2%, respectively, of our total valuation allowance at December 31, 2015 (2014 - 17.9%, 4.0% and 2.9%, respectively).
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

Other than the transaction noted below, there have been no material changes in our valuation techniques, nor have there been any transfers between Level 1 and Level 2, or Level 2 and 3 during the period represented by these consolidated financial statements. We transferred our investment in the common shares of Trupanion, a company that provides insurance for a variety of veterinarian costs, from Level 3 to Level 1, effective July 18, 2014, the date on which Trupanion became a publicly traded company on the NYSE. The fair value transferred from Level 3 to Level 1 was $24.6 million. Refer to “Note 7. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information with respect to Trupanion.
On March 2, 2015 we acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values, including Platinum’s investments of $2.7 billion, which included fixed maturity investments trading of $1.8 billion and short term investments of $883.5 million. These assets are subject to the same fair value measurement methodology outlined herein.

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount of such assets and liabilities on our consolidated balance sheets:

At December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Fixed maturity investments
U.S. treasuries	$2,064,944	$2,064,944	$—	$—
Agencies	137,976	—	137,976	—
Municipal	583,282	—	583,282	—
Non-U.S. government (Sovereign debt)	334,981	—	334,981	—
Non-U.S. government-backed corporate	138,994	—	138,994	—
Corporate	2,055,323	—	2,047,705	7,618
Agency mortgage-backed	504,518	—	504,518	—
Non-agency mortgage-backed	270,763	—	270,763	—
Commercial mortgage-backed	561,496	—	561,496	—
Asset-backed	130,541	—	130,541	—
Total fixed maturity investments	6,782,818	2,064,944	4,710,256	7,618
Short term investments	1,208,401	—	1,208,401	—
Equity investments trading	393,877	393,877	—	—
Other investments
Catastrophe bonds	241,253	—	241,253	—
Private equity partnerships	214,848	—	—	214,848
Senior secured bank loan fund	23,231	—	—	23,231
Hedge funds	2,289	—	—	2,289
Total other investments	481,621	—	241,253	240,368
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (1)	(5,899)	—	—	(5,899)
Derivatives (2)	1,486	(1,234)	2,720	—
Other	(12,320)	—	(12,320)	—
Total other assets and (liabilities)	(16,733)	(1,234)	(9,600)	(5,899)
	$8,849,984	$2,457,587	$6,150,310	$242,087

(1)	Included in assumed and ceded (re)insurance contracts at December 31, 2015 are $3.5 million and $9.4 million of other assets and other liabilities, respectively.

(2)	See "Note 20. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to the fair value by type of contract, of derivatives we entered into.
At December 31, 2015, we classified $251.4 million and $9.4 million of our assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 2.2% and 0.2% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.
Refer to “Note 7. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information about fair value measurements.
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
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2015, we had $132.4 million (2014 - $120.7 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $7.8 million of goodwill and $15.3 million of other intangible assets (2014 – $12.3 million and $12.9 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. In doing this, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you we will in the future consummate transactions in which we realize the value at which these holdings are reflected in our financial statements. During the year ended December 31, 2015, we recorded $5.6 million (2014 - $Nil, 2013 - $Nil) of other-than-temporary impairment charges related to goodwill and other intangible assets associated with our investments in other ventures, under the equity method. Refer to “Note 5. Goodwill and Other Intangible Assets in our Notes to the Consolidated Financial Statements” for additional information.
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
On March 2, 2015 we acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values. In connection with the acquisition of Platinum we recognized identifiable finite lived intangible assets of $75.2 million, which will be amortized over a weighted average period of 8 years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in “Note 3. Acquisition of Platinum in our Notes to the Consolidated Financial Statements”. Intangible assets with definite lives will be amortized over their estimated useful lives. In addition, we recognized goodwill of $191.7 million primarily attributable to Platinum’s workforce and synergies expected to result upon the integration of Platinum into our operations. There were no other adjustments to carried goodwill during the period ended December 31, 2015 reflected on our consolidated balance sheet at December 31, 2015. Goodwill resulting from the acquisition of Platinum will not be amortized but instead will be tested for impairment at least annually, as outlined below (more frequently if certain indicators are present).
We test goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets and is tested based on the cash flows they produce. There are generally many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and a related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. In the event we determine that the value of goodwill has become impaired, an accounting charge will be taken in the fiscal quarter in which such determination is made. As at December 31, 2015, excluding the amounts recorded in investments in other ventures, under the equity method, as noted above, our consolidated balance sheets include $197.6 million of goodwill (2014 - $5.9 million) and $67.6 million of other intangible assets (2014 - $2.0 million). Impairment charges related to these balances were $Nil during the year ended December 31, 2015 (2014 - $Nil, 2013 - $Nil). In the future it is possible we will hold more goodwill, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
Fixed Maturity Investments Available For Sale
At December 31, 2015, we had $17.8 million (2014 - $26.9 million) of fixed maturity investments available for sale on our consolidated balance sheet. Included in accumulated other comprehensive income at December 31, 2015 was $1.9 million of gross unrealized gains (2014 - $3.1 million) and $Nil of gross unrealized losses (2014 - $3 thousand), related to our portfolio of fixed maturity investments available for sale. Our quarterly process for assessing whether declines in the fair value of our fixed maturity investments available for sale represent impairments that are other-than-temporary includes reviewing each fixed maturity investment available for sale that is impaired and determining: (i) if we have the intent to sell the debt security or (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) whether a credit loss exists, that is, where we expect that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security. For the year ended December 31, 2015 we recognized $Nil (2014 - $Nil, 2013 - $Nil) of net other-than-temporary impairments in our consolidated statements of operations related to our portfolio of fixed maturity investments available for sale.
Income Taxes
Income taxes have been provided in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities. Such temporary differences are primarily due to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to reserves for claims and claim expenses, deferred interest expense, accrued expenses, unearned premiums, deferred underwriting results, deferred acquisition expenses, amortization and depreciation and investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

On March 2, 2015 we acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values, including Platinum’s net deferred tax asset which totaled $12.9 million at March 2, 2015.
At December 31, 2015, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $96.2 million (2014 - $61.9 million) and $17.9 million (2014 - $61.7 million), respectively (see “Note 16. Taxation in our Notes to the Consolidated Financial Statements” for additional information).  At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.  Losses incurred within our U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss at the U.S. tax-paying subsidiaries for the three year period ended December 31, 2011. We reassess our valuation allowance on a quarterly basis and commencing with our reassessment effective December 31, 2011, we determined that it is more likely than not that we would not be able to recover our U.S. net deferred tax asset and as a result, recognized a full valuation allowance in the fourth quarter of 2011. We concluded that a valuation allowance was required from 2011 through the period ended December 31, 2014 as we remained in a cumulative GAAP taxable loss position for this period, among other facts. At December 31, 2014, the U.S. valuation allowance was $48.5 million. In the first quarter of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum, we determined it was more likely than not we would be able to recover a substantial portion of the U.S. net deferred tax asset and thus reduced the U.S. valuation allowance from $48.5 million to $1.0 million. Factors that led to this determination included the combined cumulative GAAP taxable income position of our U.S.-based operations (including the entities acquired) along with the long term expected profits of the combined operations. A valuation allowance continues to be provided against deferred tax assets in the majority of our Ireland, U.K., and Singapore operations as these operations have produced historical GAAP taxable losses, among other facts.
We have unrecognized tax benefits of $Nil as of December 31, 2015 (2014 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense.  At December 31, 2015, interest and penalties accrued on unrecognized tax benefits were $Nil (2014 - $Nil). Income tax returns filed for tax years 2009 through 2014, 2011 through 2014, 2014, and 2012 through 2014, are open for examination by the IRS, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. We do not expect the resolution of these open years to have a significant impact on our consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS

Year ended December 31,	2015	2014	2013
(in thousands, except per share amounts and percentages)
Statements of operations highlights
Gross premiums written	$2,011,310	$1,550,572	$1,605,412
Net premiums written	$1,416,183	$1,068,236	$1,203,947
Net premiums earned	$1,400,551	$1,062,416	$1,114,626
Net claims and claim expenses incurred	448,238	197,947	171,287
Acquisition expenses	238,592	144,476	125,501
Operational expenses	219,112	190,639	191,105
Underwriting income	$494,609	$529,354	$626,733

Net investment income	$152,567	$124,316	$208,028
Net realized and unrealized (losses) gains on investments	(68,918)	41,433	35,076
Change in net unrealized gains on fixed maturity investments available for sale	(1,243)	(855)	(8,029)
Total investment result	$82,406	$164,894	$235,075

Income from continuing operations	$542,242	$686,256	$839,346
Income from discontinued operations	$—	$—	$2,422
Net income	$542,242	$686,256	$841,768
Net income available to RenaissanceRe common shareholders	$408,811	$510,337	$665,676

Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$9.28	$12.60	$14.82
Income from discontinued operations per common share – diluted	—	—	0.05
Net income available to RenaissanceRe common shareholders per common share – diluted	$9.28	$12.60	$14.87
Dividends per common share	$1.20	$1.16	$1.12

Key ratios
Net claims and claim expense ratio – current accident year	43.6%	32.2%	28.3%
Net claims and claim expense ratio – prior accident years	(11.6)%	(13.6)%	(12.9)%
Net claims and claim expense ratio – calendar year	32.0%	18.6%	15.4%
Underwriting expense ratio	32.7%	31.6%	28.4%
Combined ratio	64.7%	50.2%	43.8%

Return on average common equity	9.8%	14.9%	20.5%

Book value	December 31, 2015	December 31, 2014	December 31, 2013
Book value per common share	$99.13	$90.15	$80.29
Accumulated dividends per common share	15.48	14.28	13.12
Book value per common share plus accumulated dividends	$114.61	$104.43	$93.41
Change in book value per common share plus change in accumulated dividends	11.3%	13.7%	19.5%

Balance sheet highlights	December 31, 2015	December 31, 2014	December 31, 2013
Total assets	$11,560,871	$8,203,550	$8,179,131
Total shareholders’ equity attributable to RenaissanceRe	$4,732,184	$3,865,715	$3,904,384

Below is a discussion of the results of operations for 2015 compared to 2014.
Net income available to RenaissanceRe common shareholders was $408.8 million in 2015, compared to $510.3 million in 2014, a decrease of $101.5 million. As a result of our net income available to RenaissanceRe common shareholders in 2015, we generated an annualized return on average common equity of 9.8% and our book value per common share increased from $90.15 at December 31, 2014 to $99.13 at December 31, 2015, an 11.3% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during 2015, on a comparative basis to 2014, include:

•
Lower Total Investment Result - our total investment result, which includes the sum of net investment income, net realized and unrealized (losses) gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, was $82.4 million in 2015 compared to $164.9 million in 2014, a decrease of $82.5 million. The decrease in the total investment result was primarily due to net unrealized losses in our portfolio of fixed maturity investments trading, principally as a result of an upward shift in the yield curve driven by the rising interest rate environment, combined with unrealized losses in our portfolio of equity investments trading and lower net investment income from private equity investments. Offsetting these items was an increase in net investment income in the Company’s portfolio of fixed maturity investments primarily driven by an increase in average invested assets, which was principally due to the acquisition of Platinum, and net realized and unrealized gains on investments-related derivatives due to the increasing interest rate environment.

•
Lower Underwriting Income - we generated underwriting income of $494.6 million and a combined ratio of 64.7% in 2015, compared to $529.4 million and 50.2%, respectively, in 2014. The $34.7 million decrease in underwriting income was primarily driven by a $268.9 million increase in current accident year net claims and claim expenses and a $94.1 million increase in acquisition expenses, partially offset by a $338.1 million increase in net premiums earned. The increase in current accident year net claims and claim expenses was primarily driven by our Specialty Reinsurance and Catastrophe Reinsurance segments, while the increase in acquisition expenses and net premiums earned are principally driven by our Specialty Reinsurance segment; and

•
Higher Corporate Expenses - our corporate expenses increased $54.1 million to $77.1 million in 2015, compared to $23.0 million in 2014, primarily due to $53.5 million of corporate expenses associated with the acquisition and integration of Platinum; partially offset by

•
Income Tax Benefit - we recognized an income tax benefit of $45.9 million in 2015, compared to an income tax expense of $608 thousand in 2014, primarily as a result of a reduction in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum; and

•
Lower Net Income Attributable to Noncontrolling Interests - net income attributable to noncontrolling interests of $111.1 million in 2015, compared to $153.5 million in 2014, a decrease of $42.5 million, principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at December 31, 2015, compared to 23.4% at December 31, 2014.

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

•
Lower Gross Premiums Written - our gross premiums written of $1,550.6 million decreased $54.8 million, or 3.4%, in 2014, compared to 2013, with the decrease principally driven by our Catastrophe segment which experienced a decrease of $186.4 million or 16.6%, partially offset by increases in our Specialty Reinsurance and Lloyd’s segments’ gross premiums written of $87.1 million or 33.6%, and $43.1 million or 19.0%, respectively; and

•
Lower Total Investment Result - our total investment result was $164.9 million in 2014, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, compared to $235.1 million in 2013. The decrease in total investment result was primarily driven by our investment in Essent, which resulted in $6.7 million of net realized and unrealized gains in 2014, compared to $92.4 million of net unrealized gains in 2013, a decrease of $85.7 million.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Year ended December 31,	2015	2014	2013
(in thousands, except percentages)
Gross premiums written	$868,631	$933,969	$1,120,379
Net premiums written	$557,369	$541,608	$753,078
Net premiums earned	$622,714	$590,845	$723,705
Net claims and claim expenses incurred	75,574	1,757	7,908
Acquisition expenses	47,264	43,161	49,161
Operational expenses	93,494	95,851	108,130
Underwriting income	$406,382	$450,076	$558,506

Net claims and claim expenses incurred – current accident year	$145,951	$67,268	$109,945
Net claims and claim expenses incurred – prior accident years	(70,377)	(65,511)	(102,037)
Net claims and claim expenses incurred – total	$75,574	$1,757	$7,908

Net claims and claim expense ratio – current accident year	23.4%	11.4%	15.2%
Net claims and claim expense ratio – prior accident years	(11.3)%	(11.1)%	(14.1)%
Net claims and claim expense ratio – calendar year	12.1%	0.3%	1.1%
Underwriting expense ratio	22.6%	23.5%	21.7%
Combined ratio	34.7%	23.8%	22.8%

Catastrophe Reinsurance Gross Premiums Written – In 2015, our Catastrophe Reinsurance segment gross premiums written decreased by $65.3 million, or 7.0%, to $868.6 million, compared to $934.0 million in 2014. Market conditions remained challenging during 2015, and we continued to exercise underwriting discipline given prevailing terms and conditions, resulting in decreased gross premiums written on certain programs and transactions, offset in part by increased demand and growth in certain areas, including some new programs which provided opportunities we believed to be attractive. These new programs included the

FHCF risk transfer program which we are a substantial participant in, and market opportunities arising as a result of the assumption of risk by domestic Florida private insurance companies from Citizens, which in general increases the amount of ultimate private reinsurance protection purchased in connection with the underlying individual risk.
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

Year ended December 31,	2015	2014	2013
(in thousands)
Ceded premiums written - Catastrophe Reinsurance segment	$311,262	$392,361	$367,301

Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment decreased $81.1 million, to $311.3 million in 2015, compared to $392.4 million in 2014, primarily reflecting a reduction in purchases of retrocessional reinsurance driven by reduced gross premiums written, as noted above, a reduction in premiums ceded to company-sponsored third party capital vehicles to $32.9 million in 2015, compared to $65.5 million 2014, and lower premiums paid for retrocessional reinsurance purchases.
Ceded premiums written in our Catastrophe Reinsurance segment increased $25.1 million to $392.4 million in 2014, compared to $367.3 million in 2013, primarily reflecting additional purchases of retrocessional reinsurance, including coverage specific to U.S. windstorms in the state of Florida, given the softening retrocessional marketplace in 2014, compared to 2013, and $65.5 million of ceded premiums written through company-sponsored third party capital vehicles in 2014, compared to $37.5 million in 2013, partially offset by reduced participation on a ceded reinsurance proportional program driven in part by lower gross premiums written in our Catastrophe Reinsurance segment, as noted above.
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

Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $406.4 million in 2015, compared to $450.1 million in 2014, a decrease of $43.7 million. In 2015, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 12.1%, an underwriting expense ratio of 22.6% and a combined ratio of 34.7%, compared to 0.3%, 23.5% and 23.8%, respectively, in 2014.
The $43.7 million decrease in underwriting income in our Catastrophe Reinsurance segment in 2015, compared to 2014, was primarily driven by a $73.8 million increase in net claims and claim expenses, comprised of a $78.7 million increase in current accident year net claims and claim expenses, due to higher catastrophe losses in 2015, partially offset by a $31.9 million increase in net premiums earned, which was driven by lower ceded premiums earned due to the reduction in ceded premiums written, noted above. Included in current accident year net claims and claim expenses is $27.3 million related to a number of U.S. winter storms, $21.6 million related to the Tianjin Explosion and $21.2 million related to a U.S. wind and thunderstorm event, with the remainder due to a number of other smaller catastrophe events. During the fourth quarter of 2015, we recognized a recovery and corresponding reduction to acquisition expenses in our Catastrophe Reinsurance segment of $7.7 million associated with the December 2015 decision by the IRS to revoke its position that the excise tax applies on foreign to foreign retrocessions.
During 2015, we experienced $70.4 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $65.5 million in 2014. The favorable development on prior accident years net claims and claim expenses in 2015 was principally driven by $28.0 million related to 2014 U.S. winter storms and wind and thunderstorm events, $10.4 million related to Storm Sandy, $10.2 million related to the April and May 2011 U.S. Tornadoes, $4.7 million related to the 2008 Hurricanes (Gustav and Ike) and $17.0 million related to a number of other catastrophe events, each principally the result of changes in our estimated ultimate loss for each respective event. Net favorable development of prior accident years net claims and claim expenses related to the 2011 International Events was $1.4 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquakes, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.
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

During periods in which we experience relatively low levels of property catastrophe loss activity, such as 2015 and 2014, we have the potential to produce a low level of losses and a related increase in underwriting income. As described herein, we believe there is likely to be an increase in the severity, and possibly the frequency, of weather related natural disasters and catastrophes relative to the historical experience over the past 100 years, including the frequency and severity of hurricanes that have the potential to make landfall in the U.S., potentially as a result of decadal ocean water temperature cyclical trends, changes in expected sea levels and a longer-term trend towards global warming.
We have entered into joint ventures and specialized quota share cessions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios. These profit commissions and fees totaled $70.6 million, $86.8 million and $86.0 million in 2015, 2014 and 2013, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 11.4%, 14.7% and 11.9%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $115.5 million, $141.7 million and $145.9 million in 2015, 2014 and 2013, respectively.
Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Year ended December 31,	2015	2014	2013
(in thousands, except percentages)
Gross premiums written	$766,051	$346,638	$259,489
Net premiums written	$582,909	$295,855	$248,562
Net premiums earned	$548,810	$253,537	$214,306
Net claims and claim expenses incurred	244,495	88,502	67,236
Acquisition expenses	135,811	60,936	41,538
Operational expenses	70,525	43,370	31,780
Underwriting income	$97,979	$60,729	$73,752

Net claims and claim expenses incurred – current accident year	$336,407	$144,411	$101,347
Net claims and claim expenses incurred – prior accident years	(91,912)	(55,909)	(34,111)
Net claims and claim expenses incurred – total	$244,495	$88,502	$67,236

Net claims and claim expense ratio – current accident year	61.3%	57.0%	47.3%
Net claims and claim expense ratio – prior accident years	(16.7)%	(22.1)%	(15.9)%
Net claims and claim expense ratio – calendar year	44.6%	34.9%	31.4%
Underwriting expense ratio	37.5%	41.1%	34.2%
Combined ratio	82.1%	76.0%	65.6%

Specialty Reinsurance Gross Premiums Written – In 2015, our Specialty Reinsurance segment gross premiums written increased $419.4 million, or 121.0%, to $766.1 million, compared to $346.6 million in 2014, driven primarily by the acquisition of Platinum and increases in certain casualty and credit related lines of business, while we continued to exercise underwriting discipline given prevailing terms and conditions.

In 2014, our Specialty Reinsurance segment gross premiums written increased $87.1 million, or 33.6%, to $346.6 million, compared to $259.5 million in 2013, driven primarily by increases in certain financial liability and casualty related lines of business.
During 2015 and 2014, we experienced growth in a number of our specialty lines of business and will continue to seek to expand our specialty reinsurance operations through this platform, although we cannot assure you we will do so. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at December 31, 2015 reflected a relatively larger proportion of quota share, or proportional, reinsurance compared to excess of loss reinsurance than in many of our comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.

Year ended December 31,	2015	2014	2013
(in thousands)
Ceded premiums written - Specialty Reinsurance segment	$183,142	$50,783	$10,927

Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment increased $132.4 million to $183.1 million in 2015, compared to $50.8 million in 2014, primarily reflecting an increase in the purchase of retrocessional reinsurance driven by the increased gross premiums written, as noted above.
Our Specialty Reinsurance segment ceded premiums written increased $39.9 million to $50.8 million in 2014, compared to $10.9 million in 2013, primarily reflecting an increase in the purchase of retrocessional reinsurance driven by the increased gross premiums written, as noted above.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $98.0 million in 2015, compared to $60.7 million in 2014. In 2015, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 44.6%, an underwriting expense ratio of 37.5% and a combined ratio of 82.1%, compared to 34.9%, 41.1% and 76.0%, respectively, in 2014.
The $37.3 million increase in underwriting income in our Specialty Reinsurance segment for 2015, compared to 2014, was principally driven by a $36.0 million increase in favorable development on prior accident years net claims and claim expenses. In addition, our Specialty Reinsurance segment experienced a $295.3 million increase in net premiums earned as a result of higher net premiums written during the preceding twelve months, partially offset by a $192.0 million increase in current accident year net claims and claim expenses and a $102.0 million increase in underwriting expenses. The increase in current accident year net claims and claim expenses was principally due to a higher level of attritional losses primarily as a result of the increase in net premiums earned. Operational expenses in our Specialty Reinsurance segment have increased to support the growth in this segment.
The Specialty Reinsurance segment experienced $91.9 million of favorable development on prior accident years net claims and claim expenses in 2015, compared to $55.9 million in 2014. Included in the favorable development of prior accident years net claims and claim expenses of $91.9 million in 2015 was $94.9 million related to attritional net claims and claim expenses reported coming in better than expected on prior accident years events and $8.1 million related to reductions in estimated ultimate losses related to the Deepwater Horizon explosion and oil spill in 2010, partially offset by adverse development of $8.5 million related to the sub-prime related casualty losses from 2007 driven by reported claims from a number of cedants and adverse development of $4.8 million associated to actuarial assumption changes.
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
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Lloyd’s Segment Overview
Year ended December 31,	2015	2014	2013
(in thousands, except percentages)
Gross premiums written	$376,718	$269,656	$226,532
Net premiums written	$275,953	$230,429	$201,697
Net premiums earned	$229,075	$217,666	$176,029
Net claims and claim expenses incurred	128,667	113,825	95,693
Acquisition expenses	55,269	46,927	34,823
Operational expenses	54,827	51,115	50,540
Underwriting (loss) income	$(9,688)	$5,799	$(5,027)

Net claims and claim expenses incurred – current accident year	$128,327	$130,066	$103,949
Net claims and claim expenses incurred – prior accident years	340	(16,241)	(8,256)
Net claims and claim expenses incurred – total	$128,667	$113,825	$95,693

Net claims and claim expense ratio – current accident year	56.0%	59.8%	59.1%
Net claims and claim expense ratio – prior accident years	0.2%	(7.5)%	(4.7)%
Net claims and claim expense ratio – calendar year	56.2%	52.3%	54.4%
Underwriting expense ratio	48.0%	45.0%	48.5%
Combined ratio	104.2%	97.3%	102.9%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $107.1 million, or 39.7%, to $376.7 million in 2015, compared to $269.7 million in 2014, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, principally in its casualty and property lines of business, notwithstanding challenging market conditions.
Gross premiums written in our Lloyd’s segment increased $43.1 million, or 19.0%, to $269.7 million in 2014, compared to $226.5 million in 2013, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, principally in its property and casualty lines of business, notwithstanding challenging market conditions.

Year ended December 31,	2015	2014	2013
(in thousands)
Ceded premiums written - Lloyd’s segment	$100,765	$39,227	$24,835

Lloyd’s Ceded Premiums Written – Ceded premiums written in our Lloyd’s segment increased $61.5 million to $100.8 million in 2015, compared to $39.2 million in 2014, primarily reflecting the inception of a ceded casualty quota share contract and certain purchases of retrocessional reinsurance for the property other lines of business.
Our Lloyd’s segment ceded premiums written increased $14.4 million to $39.2 million in 2014, compared to $24.8 million in 2013, primarily reflecting an increase in the purchase of retrocessional reinsurance driven by the increased gross premiums written, as noted above.
Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $9.7 million and a combined ratio of 104.2% in 2015, compared to generating underwriting income of $5.8 million and a combined ratio of 97.3%, respectively, in 2014. Impacting the underwriting loss in the Lloyd’s segment was a $16.6 million decrease in favorable development on prior accident years net claims and claim expenses and a $12.1 million increase in underwriting expenses, partially offset by an $11.4 million increase in net premiums earned.
The $12.1 million increase in underwriting expenses in our Lloyd’s segment in 2015, compared to 2014, was primarily driven by increased acquisition expenses as a result of the higher level of net premiums earned, as well as the increased proportion of quota share and delegated authority business written, which generally carry higher acquisition expenses, compared to non-proportional business.
The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $0.3 million during 2015, compared to $16.2 million of favorable development of prior accident years net claims and claim expenses during 2014, was principally driven by an increase in net claims and claim expenses related to small catastrophe events of $1.6 million, partially offset by $1.5 million of favorable development associated with actuarial assumption changes.
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
Other Underwriting (Loss) Income

Year ended December 31,	2015	2014	2013
(in thousands)
Underwriting (loss) income	$(64)	$12,750	$(498)

Included in our Other category are primarily the underwriting results related to the remnants of our Bermuda-based insurance operations. Included in our Other category was an underwriting loss of $0.1 million in 2015.
Included in our Other category was underwriting income of $12.8 million in 2014, primarily due to the release of $6.7 million of profit commissions as a result of the commutation of several quota share agreements and a reduction in the estimated ultimate losses on a proportional property contract of $6.1 million, each related to our former Insurance segment.
Net Investment Income

Year ended December 31,	2015	2014	2013
(in thousands)
Fixed maturity investments	$134,800	$100,855	$95,907
Short term investments	1,227	944	1,698
Equity investments trading	8,346	3,450	2,295
Other investments
Private equity investments	9,455	18,974	45,767
Other	12,472	11,037	73,735
Cash and cash equivalents	467	395	191
	166,767	135,655	219,593
Investment expenses	(14,200)	(11,339)	(11,565)
Net investment income	$152,567	$124,316	$208,028

Net investment income was $152.6 million in 2015, compared to $124.3 million in 2014, an increase of $28.3 million. Impacting our net investment income for 2015 was higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets, in part due to the acquisition of Platinum, partially offset by lower returns in our portfolio of private equity investments as a result of the weaker returns in the broader equity markets.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. The private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $13.5 million in 2015, compared to unrealized losses of $1.4 million in 2014.
Net investment income was $124.3 million in 2014, compared to $208.0 million in 2013, a decrease of $83.7 million, principally due to lower returns in our portfolio of private equity investments, driven by weaker returns in the public equity markets, and due to unrealized gains of $56.9 million included in net investment income in 2013 related to our investment in Essent.

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
Net Realized and Unrealized (Losses) Gains on Investments

Year ended December 31,	2015	2014	2013
(in thousands)
Gross realized gains	$50,488	$45,568	$72,492
Gross realized losses	(53,630)	(14,868)	(50,206)
Net realized (losses) gains on fixed maturity investments	(3,142)	30,700	22,286
Net unrealized (losses) gains on fixed maturity investments trading	(64,908)	19,680	(87,827)
Net realized and unrealized gains (losses) on investments-related derivatives	5,443	(30,931)	31,058
Net realized gains on equity investments trading	16,348	10,908	26,650
Net unrealized (losses) gains on equity investments trading	(22,659)	11,076	42,909
Net realized and unrealized (losses) gains on investments	$(68,918)	$41,433	$35,076

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
Net realized and unrealized losses on investments were $68.9 million in 2015, compared to net realized and unrealized gains on investments of $41.4 million in 2014, a decrease of $110.4 million. Impacting our net realized and unrealized losses on investments was:

•
net unrealized losses on our fixed maturity investments trading of $64.9 million in 2015, compared to gains of $19.7 million in 2014, which was negatively impacted by an upward shift in the yield curve, driven by the increasing interest rate environment during 2015, partially offset by a corresponding improvement of $36.4 million in net realized and unrealized gains on investments-related derivatives to a gain of $5.4 million; and

•
net unrealized losses on equity investments trading of $22.7 million in 2015, compared to net unrealized gains of $11.1 million in 2014, driven by the broad downturn in equity markets during 2015, partially offset by an increase in net realized gains on equity investments trading of $5.4 million to gains of $16.3 million in 2015, compared to 2014, principally driven by exiting a number of profitable positions during the year.

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

Equity in Earnings of Other Ventures

Year ended December 31,	2015	2014	2013
(in thousands)
Tower Hill Companies	$13,116	$18,376	$10,270
Top Layer Re	8,026	10,411	13,836
Other	(661)	(2,712)	(912)
Total equity in earnings of other ventures	$20,481	$26,075	$23,194

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $20.5 million in 2015, compared to $26.1 million in 2014, with the decrease driven by lower profitability in the Tower Hill Companies and Top Layer Re.
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
Other Income (Loss)

Year ended December 31,	2015	2014	2013
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$12,534	$1,321	$(2,517)
Other	938	(1,744)	158
Total other income (loss)	$13,472	$(423)	$(2,359)

In 2015, we generated other income of $13.5 million, compared to an other loss of $0.4 million in 2014, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
In 2014, we incurred an other loss of $0.4 million, compared to $2.4 million in 2013. The reduction in other loss was principally the result of the increase in fair value of our assumed and ceded reinsurance contracts accounted for as derivatives.

Corporate Expenses

Year ended December 31,	2015	2014	2013
(in thousands)
Total corporate expenses	$77,114	$22,987	$33,622

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $54.1 million to $77.1 million in 2015, compared to $23.0 million in 2014, primarily due to $53.5 million of expenses associated with the acquisition and integration of Platinum, comprised of $11.8 million of transaction-related expenses, $5.4 million of integration-related expenses and $36.3 million of compensation-related expenses. Also included in corporate expenses in 2015 was a $5.6 million charge associated with the impairment of the goodwill and other intangible assets of an investment in other ventures, recorded under the equity method.
Corporate expenses decreased $10.6 million to $23.0 million in 2014, compared to $33.6 million in 2013, primarily due to costs associated with senior management transitions in 2013 that did not reoccur, partially offset by $6.7 million of expenses incurred during the fourth quarter of 2014 related to the acquisition of Platinum, which was announced on November 24, 2014.
Interest Expense and Preferred Share Dividends

Year ended December 31,	2015	2014	2013
(in thousands)
Interest expense
$250 million Series B 7.50% Senior Notes due 2017	$15,625	$—	$—
$250 million 5.75% Senior Notes due 2020	14,375	14,375	14,375
$300 million 3.700% Senior Notes due 2025	8,586	—	—
$150 million 4.750% Senior Notes due 2025 (DaVinciRe)	4,774	—	—
Other	(7,690)	2,789	3,554
Total interest expense	35,670	17,164	17,929
Preferred share dividends
$125 million 6.08% Series C Preference Shares	7,600	7,600	11,317
$150 million 6.60% Series D Preference Shares	—	—	13,631
$275 million 5.375% Series E Preference Shares	14,781	14,781	8,786
Total preferred share dividends	22,381	22,381	33,734
Total interest expense and preferred share dividends	$58,051	$39,545	$51,663

Interest expense increased $18.5 million to $35.7 million in 2015, compared to $17.2 million in 2014, primarily driven by:

•	interest expense of $15.6 million related to the acquisition of $250.0 million Series B 7.50% Notes due June 1, 2017, in connection with acquisition of Platinum;

•	the issuance on March 24, 2015 of $300.0 million of 3.700% Senior Notes due April 1, 2025, resulting in interest expense of $8.6 million; and

•	the issuance on May 4, 2015 of $150.0 million of DaVinciRe’s 4.750% Senior Notes due May 1, 2025, resulting in interest expense of $4.8 million; partially offset by

•
net fair value adjustments of $10.7 million, included in the other category in the table above, which reduced our interest expense and were recognized in connection with the acquisition of Platinum and its $250.0 million Series B 7.50% Notes due June 1, 2017. See “Note 3. Acquisition of Platinum in our Notes to the Consolidated Financial Statements” for additional information with respect to the acquisition of Platinum and the related fair value adjustments.

Preferred share dividends were flat at $22.4 million in 2015, compared to $22.4 million in 2014.
Interest expense was relatively flat at $17.2 million in 2014, compared to $17.9 million in 2013. Our preferred share dividends in 2014 were $22.4 million, compared to $24.9 million in 2013, with the $2.6 million decrease driven by our outstanding 5.375% Series E Preference Shares having a lower coupon rate than the coupon rate on the previously outstanding $150.0 million of 6.60% Series D Preference Shares and $125.0 million of 6.08% Series C Preference Shares, which we redeemed in May 2013.
Income Tax Benefit (Expense)

Year ended December 31,	2015	2014	2013
(in thousands)
Income tax benefit (expense)	$45,866	$(608)	$(1,692)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal. However, we recognized an income tax benefit of $45.9 million in 2015, compared to an income tax expense of $608 thousand in 2014, primarily the result of a reduction in our U.S. valuation allowance from $48.5 million to $1.0 million in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum.
At December 31, 2015, our U.S. tax-paying subsidiaries had a net deferred tax asset (after valuation allowance) of $78.1 million. Our Ireland, U.K. and Singapore operations have historically produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover the predominant amount of our net deferred tax assets in these jurisdictions. Our valuation allowance totaled $17.9 million and $61.7 million at December 31, 2015 and 2014, respectively.
Our effective income tax rate, which we calculate as income tax expense divided by income before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax income can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions.  In addition, a significant portion of our gross and net premiums are currently written and earned in Bermuda, which does not have a corporate income tax, including the majority of our catastrophe business, which can result in significant volatility to our pre-tax income (loss) in any given period. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand, including in connection with the acquisition of Platinum. In addition, it is possible we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.
The preponderance of our revenue and pre-tax income is generated by our domestic operations (i.e., Bermuda) in the form of underwriting income and net investment income, when compared to our foreign operations. The geographic distribution of pre-tax income can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income and net realized and unrealized gains (losses) on investments; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions.  Pre-tax income for our domestic operations (i.e., Bermuda) was higher compared to our foreign operations for the years ended December 31, 2015, 2014 and 2013 primarily as a result of the more volatile catastrophe business underwritten in our Bermuda operations during these periods being relatively free of catastrophe losses and thus generating higher levels of net underwriting income than our foreign operations, which underwrite primarily less volatile business with higher attritional net claims and claim expenses and as a result produce lower levels of net underwriting income in benign loss years.

Net Income Attributable to Noncontrolling Interests

Year ended December 31,	2015	2014	2013
(in thousands)
Net income attributable to noncontrolling interests	$(111,050)	$(153,538)	$(151,144)

Our net income attributable to noncontrolling interests was $111.1 million in 2015, compared to $153.5 million in 2014. The $42.5 million decrease in net income attributable to noncontrolling interests was principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at December 31, 2015, compared to 23.4% at December 31, 2014.
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
We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders.
The payment of dividends by our subsidiaries is, under certain circumstances, limited under statutory regulations and insurance law, which require our insurance subsidiaries to maintain certain measures of solvency and liquidity. During the year ended December 31, 2015, RenaissanceRe’s principal operating subsidiaries returned capital, which included dividends declared and return of capital, net of capital contributions received, of $1.2 billion (2014 - $472.8 million).
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
Bermuda Subsidiaries
Bermuda regulations require approval from the Bermuda Monetary Authority (the “BMA”) for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act 1978 and related regulations (collectively, the “Insurance Act”). The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At December 31, 2015, the statutory capital and surplus of our Bermuda insurance subsidiaries was $4.9 billion (2014 - $3.4 billion) and exceeded the minimum amount required to be maintained under Bermuda law of $686.9 million (2014 - $479.3 million).
As a result of the acquisition of Platinum and the potential for organizational and capital changes, Renaissance Reinsurance and RenaissanceRe Specialty Risks and its subsidiaries each received a request from the BMA, on February 24, 2015 and March 27, 2015, respectively, to obtain written approval prior to paying dividends or returning capital to RenaissanceRe during 2015. Subsequent to these requests and through December 31, 2015, Renaissance Reinsurance and RenaissanceRe Specialty Risks returned capital, which included dividends declared and return of capital, of $245.0 million and $680.0 million, respectively.
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance, DaVinci and Platinum Bermuda are classified as Class 4 insurers, and therefore must maintain capital at a level equal to an enhanced capital requirement

(“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR is a risk-based capital model designed to give the BMA more advanced methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin (“MSM”) otherwise prescribed under the Insurance Act. Alternatively, under the Insurance Act, insurers may, subject to the terms of the Insurance Act and to the BMA’s oversight, elect to utilize an approved internal capital model to determine regulatory capital. In either case, the ECR shall at all times equal or exceed the respective Class 3B and Class 4 insurer’s MSM and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3B and Class 4 insurer equal to 120% of its respective ECR. While a Class 3B or Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. The 2015 BSCR for Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., DaVinci and Platinum Bermuda must be filed with the BMA before April 30, 2016; at this time, we believe each company will exceed its respective target level of required capital. In addition, audited annual financial statements prepared in accordance with generally accepted accounting principles for each of Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., DaVinci and Platinum Bermuda are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.
U.K. Subsidiaries
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is subject to regulation by the U.K.’s Prudential Regulation Authority and the Financial Conduct Authority, under the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012. Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At December 31, 2015, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £293.3 million based on its business plan originally approved in November 2015 (December 31, 2014 - £211.8 million based on its business plan originally approved in November 2014). At December 31, 2015, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £308.9 million (December 31, 2014 - £239.8 million). Actual FAL posted for Syndicate 1458 at December 31, 2015 by RenaissanceRe CCL is $360.0 million and £85.0 million supported 100% by letters of credit (December 31, 2014 - $300.0 million and £70.0 million).
U.S. Subsidiaries
The NAIC uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action depending upon the level of their capital inadequacy.
Laws and regulations in the U.S. establish minimum capital adequacy levels and grant regulators the authority to take specific actions based on the level of impairment. For Renaissance Reinsurance U.S. this amount is the Company Action Level (“CAL”) based on the RBC model of the NAIC and represents the first level at which regulatory action is triggered. At December 31, 2015, the statutory capital and surplus of Renaissance Reinsurance U.S. was estimated to be $521.5 million (December 31, 2014 - $531.4 million) and exceeded the CAL required to be maintained under U.S. law.
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

During 2016, Renaissance Reinsurance U.S. has an ordinary dividend capacity of $26.0 million (2015 - $27.2 million).
State insurance laws and regulations require Renaissance Reinsurance U.S. to file statutory basis financial statements with insurance regulators in each state where it is licensed, authorized or accredited to do business. The operations of Renaissance Reinsurance U.S. are subject to examination by those state insurance regulators at any time. The 2014 statutory basis financial statements for Renaissance Reinsurance U.S. were filed in advance of the March 1, 2015 deadline and we expect to file the 2015 statutory basis financial statements for Renaissance Reinsurance U.S. in advance of the March 1, 2016 deadline.
Singapore Branches
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
Refer to “Note 19. Statutory Requirements in our Notes to the Consolidated Financial Statements” for additional information with respect to our statutory requirements.
Liquidity and Cash Flows
Holding Company Liquidity
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and, to a degree, cash and securities in amounts which fluctuate over time. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., Ireland, and the U.K. Refer to “Item 2.

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
Sources of Liquidity
Historically, cash receipts from operations, consisting of premiums and investment income, generally have provided sufficient funds to pay losses as well as operating expenses of our subsidiaries and to fund dividends to RenaissanceRe. The premiums received by our operating subsidiaries are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses are settled based on terms of trade as stipulated by an underwriting contract, and generally are received within the first two years of inception of a contract when the premium is written. Operating expenses are generally paid within a year of being incurred. Claims and claims expenses generally take a much longer time before they are reported and ultimately settled, requiring the establishment of reserves for claims and claim expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net claims incurred in that year, as reported in the consolidated statement of operations.
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

Cash Flows

Year ended December 31,	2015	2014	2013
(in thousands)
Net cash provided by operating activities	$414,737	$660,657	$795,721
Net cash (used in) provided by investing activities	(339,039)	141,653	(315,515)
Net cash used in financing activities	(83,665)	(694,678)	(398,955)
Effect of exchange rate changes on foreign currency cash	(10,732)	9,920	1,423
Net (decrease) increase in cash and cash equivalents	(18,699)	117,552	82,674
Net decrease in cash and cash equivalents of discontinued operations	—	—	21,213
Cash and cash equivalents, beginning of period	525,584	408,032	304,145
Cash and cash equivalents, end of period	$506,885	$525,584	$408,032

During 2015, our cash and cash equivalents decreased $18.7 million, to $506.9 million at December 31, 2015, compared to $525.6 million at December 31, 2014.
Cash flows provided by operating activities. Cash flows provided by operating activities during the year ended December 31, 2015 were $414.7 million, compared to $660.7 million during the year ended December 31, 2014. Cash flows provided by operating activities during the year ended December 31, 2015 were primarily the result of certain adjustments to reconcile our net income of $542.2 million to net cash provided by operating activities, including:

•	an increase in unearned premiums of $144.0 million due to an increase in our gross premiums written; and

•
a $64.9 million and $128.4 million increase in reinsurance balances payable and prepaid reinsurance premiums, respectively, due to the increase in gross premiums ceded and the timing of our payments of gross premiums ceded;

•	an increase in premiums receivable and deferred acquisition costs of $105.3 million and $89.2 million, respectively, due to the increase in our gross premiums written;

•
a decrease in our reserve for claims and claim expenses of $43.3 million as a result of claims payments of $588.3 million, partially offset by claims and claims expenses incurred of $545.0 million; and

•	a $64.1 million increase in reinsurance recoverable.
Cash flows used in investing activities. During the year ended December 31, 2015, our cash flows used in investing activities were $339.0 million, principally reflecting the net cash consideration paid for Platinum of $678.2 million, which was comprised of gross cash outflows of $904.4 million, net of cash acquired of $226.3 million; net purchases of fixed maturity investments of $192.6 million; and net purchases of equity investments trading of $147.6 million. Partially offsetting these net outflows were our net sales of short term investments of $669.1 million. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” and “Note 3. Acquisition of Platinum in our Notes to the Consolidated Financial Statements” for additional information with respect to the acquisition of Platinum.
Cash flows used in financing activities. Our cash flows used in financing activities in the year ended December 31, 2015 were $83.7 million, and were principally the result of net outflows related to the settlement of $259.9 million of common share repurchases, net outflows of $193.0 million related to a net return of capital to third party shareholders, principally in DaVinciRe, and $54.0 million and $22.4 million of dividends paid on our common and preferred shares, respectively, partially offset by the issuance of $300.0 million of our 3.700% Senior Notes due 2025, net of expenses, of $297.8 million, and the issuance of $150.0 million of DaVinciRe’s 4.750% Senior Notes due 2025, net of expenses, of $147.8 million.

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
Impact of Platinum Acquisition on Liquidity and Capital Resources
On March 2, 2015, RenaissanceRe completed the acquisition of Platinum. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations” and “Note 3. Acquisition of Platinum in our Notes to the Consolidated Financial Statements” for additional information with respect to the acquisition of Platinum.
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
We incurred $53.5 million of corporate expenses associated with the acquisition and integration of Platinum in the year ended December 31, 2015. We expect to incur some additional costs and expenses associated with the acquisition and integration of Platinum in 2016.
Following the close of the acquisition of Platinum and execution of the actions noted above, we believe RenaissanceRe and its operating subsidiaries have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. In turn, we anticipate RenaissanceRe will have adequate capital resources, or access to capital resources, as discussed in “Capital Resources” below, to meet its obligations, including but not limited to dividend payments to its common and preferred shareholders, interest payments on its senior notes and other liabilities as they come due.
Capital Resources
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At December 31, 2015	At December 31, 2014	Change
(in thousands)
Common shareholders’ equity	$4,332,184	$3,465,715	$866,469
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,732,184	3,865,715	866,469
3.700% Senior Notes due 2025	299,445	—	299,445
5.75% Senior Notes due 2020	249,614	249,522	92
Series B 7.50% Senior Notes due 2017	268,196	—	268,196
4.750% Senior Notes due 2025 (DaVinciRe)	148,824	—	148,824
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	1,216,079	499,522	716,557
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,948,263	$4,365,237	$1,583,026

During the year ended December 31, 2015, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $1.6 billion, to $5.9 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $866.5 million during the year ended December 31, 2015 principally as a result of:

•	the issuance of 7.4 million common shares valued at $761.8 million in connection with the acquisition of Platinum;

•	our comprehensive income attributable to RenaissanceRe of $429.9 million; partially offset by

•	an aggregate repurchase of 2.5 million shares in open market transactions at an aggregate cost of $259.9 million, and at an average share price of $105.10; and

•	$54.0 million and $22.4 million of dividends on our common and preference shares, respectively.
During the year ended December 31, 2015, our debt increased $716.6 million, driven by the following transactions:

•
In connection with the acquisition of Platinum, RenaissanceRe became an additional guarantor of Platinum Finance’s obligations under the Platinum Finance Notes and the Platinum Finance indenture. Pursuant to the Platinum Finance indenture, Platinum Finance previously issued $250.0 million in aggregate principal amount of its Series B 7.50% Notes due June 1, 2017, which is recorded on our consolidated balance sheet at $268.2 million at December 31, 2015;

•
On March 24, 2015, RenaissanceRe Finance issued $300.0 million of 3.700% Senior Notes due April 1, 2025, with interest on the notes payable on April 1 and October 1 of each year. Through a series of intercompany transactions (including a loan from RenaissanceRe Finance to RenaissanceRe), the net proceeds from the offering of the notes (together with cash on hand) were used by RenaissanceRe to repay in full a $300.0 million bridge loan that Barclays Bank PLC provided to RenaissanceRe on February 26, 2015 in order to finance a portion of the cash consideration paid by RenaissanceRe in connection with the acquisition of Platinum. Refer to “Note 3. Acquisition of Platinum in our Notes to the Consolidated Financial Statements” for additional information related to the cash consideration paid by RenaissanceRe in connection with the acquisition of Platinum; and

•
On May 4, 2015, DaVinciRe issued $150.0 million of 4.750% Senior Notes due May 1, 2025, with interest on the notes payable on May 1 and November 1, commencing with November 1, 2015. The net proceeds from this offering were used to repay, in full, $100.0 million outstanding under a loan agreement, dated as of March 30, 2011, between DaVinciRe and RenaissanceRe, and the remainder of the net proceeds may be used to repurchase DaVinciRe shares or for general corporate purposes.

Credit Facilities
We maintain a $250.0 million unsecured revolving credit facility and have the right, subject to satisfying certain conditions, to increase the size of the facility to $350.0 million. The credit agreement contains certain financial covenants and the credit facility matures on May 15, 2020.
In the normal course of our operations, we enter into agreements with financial institutions to obtain letter of credit facilities for the benefit of our operating subsidiaries in their reinsurance and insurance business. The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At December 31, 2015	Issued or Drawn
(in thousands)
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	163,264
Uncommitted Standby Letter of Credit Facility with NAB	—
Bilateral Letter of Credit Facility with Citibank Europe	180,001
Funds at Lloyd’s Letter of Credit Facilities with Citibank Europe
Renaissance Reinsurance	360,000
RenaissanceRe Specialty Risks	8,861
Total credit facilities in U.S. dollars	$712,126

Funds at Lloyd’s Letter of Credit Facilities	£85,000
Total credit facilities in pound sterling	£85,000

Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Refer to “Note 10. Debt and Credit Facilities in our Notes to the Consolidated Financial Statements” for additional information related to our debt and credit facilities and “Note 13. Shareholders’ Equity in our Notes to the Consolidated Financial Statements” for additional information related to our common and preference shares.
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Following the initial approval in the state of New York, Renaissance Reinsurance and DaVinci have submitted applications to all U.S. states to become Trusteed Reinsurers. As of December 31, 2015, Renaissance Reinsurance and DaVinci are approved in 52 and 51 U.S. states and territories, respectively. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate MBRT as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a MBRT. Cedants collateralized with a MBRT will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings. Assets held under trust at December 31, 2015 with respect to the MBRTs totaled $505.0 million and $135.3 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $378.8 million and $100.1 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the state of Florida, and are authorized to provide reduced collateral equal to 20% and 50%, respectively, of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RCTs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2015 with respect to the RCTs totaled $41.7 million and $18.9 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $15.2 million and $10.4 million, respectively.
Redeemable Noncontrolling Interest – DaVinciRe
DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding us, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinciRe repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of January 1 of the following year. Payment will be made by April 1, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is generally subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years.
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
During January 2016, DaVinciRe redeemed a portion of its outstanding shares from certain existing DaVinciRe shareholders, including RenaissanceRe, while new DaVinciRe shareholders purchased shares in DaVinciRe from RenaissanceRe. The net redemption as a result of these transactions was $100.0 million. In connection with the redemption, DaVinciRe retained a $20.0 million holdback. Our noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 24.0%, effective January 1, 2016.
Refer to “Note 11. Noncontrolling Interests in our Notes to the Consolidated Financial Statements” for additional information related to redeemable noncontrolling interest - DaVinciRe.
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
Presented below are the ratings of our principal operating subsidiaries and joint ventures by segment and the ERM rating of RenaissanceRe as of February 18, 2016.

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
On November 25, 2014, following our announcement of RenaissanceRe’s intention to acquire Platinum, A.M. Best affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries. However, A.M. Best placed the ratings under review, with negative implications. Following the acquisition of Platinum, A.M. Best evaluated its negative implications, and on April 16, 2015, A.M. Best removed from under review with negative implications and affirmed the financial strength rating (“FSR”) of “A+” (Superior) for each of Renaissance Reinsurance and Renaissance Reinsurance of Europe, with an outlook of negative. A.M. Best also removed from under review with negative implications and affirmed the FSR of “A” (Excellent) for each of DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S., with an outlook of stable. Furthermore, A.M. Best removed from under review with developing implications and affirmed the FSR of “A” (Excellent) for each of Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Renaissance Reinsurance U.S., with an outlook of stable. In addition, A.M. Best affirmed its issuer credit rating (“ICR”) of “a-” (Excellent) and all debt ratings of RenaissanceRe.
On June 12, 2013, A.M. Best affirmed the FSR of “A+” (Superior) of Top Layer Re.
S&P.  The “AA” range (“AA+”, “AA”, “AA-”), which has been assigned by S&P to Renaissance Reinsurance, DaVinci, Renaissance Reinsurance of Europe and Top Layer Re, is the second highest rating assigned by S&P, and indicates that S&P believes the insurers have very strong financial security characteristics, differing only slightly from those rated higher. S&P assigns an ICR to an entity which is an opinion on the creditworthiness of the obligor with respect to a specific financial obligation.
On December 14, 2015, S&P affirmed the FSRs of RenaissanceRe’s subsidiaries, as shown in the table above, the ICR of RenaissanceRe of “A” and ERM rating of RenaissanceRe of “Very Strong”. The outlook for these ratings is stable.

On October 12, 2015, S&P affirmed Top Layer Re’s FSR and ICR of “AA”. The outlook for this rating is stable.
On July 13, 2015, S&P raised the FSR and ICR of Renaissance Reinsurance U.S. to “A+” from “A-“ and removed the ratings from credit watch. S&P also affirmed the FSR and ICR of Platinum Bermuda of “A-“ and removed the ratings from credit watch positive. At the same time, S&P assigned a FSR and ICR to RenaissanceRe Specialty U.S. of “A+”. In addition, S&P affirmed the FSR and ICR of RenaissanceRe Specialty Risks of “A+”. The outlook for these ratings is stable. S&P also affirmed its ICR of “A” on RenaissanceRe and its “A” senior debt rating on our senior unsecured notes.
On November 24, 2014, following our announcement of RenaissanceRe’s intention to acquire Platinum, S&P affirmed the FCR and ICR ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries.
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
On November 25, 2014, following our announcement of RenaissanceRe’s intention to acquire Platinum, Moody’s affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries. However, Moody’s changed its outlook to negative, from stable. The negative outlook reflected Moody’s opinion of the uncertain benefits and higher financial leverage of the combined entity. Following the acquisition of Platinum, Moody’s evaluated its negative outlook and on November 25, 2015, Moody’s affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries and changed its to stable, from negative. The stable outlook reflects Moody’s more positive view of the acquisition of Platinum, although concerns linger about reinsurance sector fundamentals.
Fitch.  Fitch’s Issuer Financial Strength (“IFS”) ratings provide an assessment of the financial strength of an insurance organization. Fitch believes that insurance companies rated “A+”, such as Renaissance Reinsurance, have “Strong” capacity to meet policyholders and contract obligations on a timely basis with a low expectation of ceased or interrupted payments.
On February 9, 2016, Fitch affirmed the IFS rating of Renaissance Reinsurance at “A+”. The outlook for this rating is stable.
On November 25, 2014, following our announcement of RenaissanceRe’s intention to acquire Platinum, Fitch affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries. The outlook is stable for these ratings.
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
While the ratings of our principal operating subsidiaries and joint ventures remain among the highest in our business, adverse ratings actions could have a negative effect on our ability to fully realize current or future market opportunities. In addition, it is common for our reinsurance contracts to contain provisions permitting our customers to cancel coverage pro rata if our relevant operating subsidiary is downgraded below a certain rating level. Whether a client would exercise this right would depend, among other factors, on the reason for such a downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, in the event of a downgrade, it is not possible to predict the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material. To date, we are not aware that we have experienced such a cancellation. Our ratings are subject to periodic review and may be revised or revoked by the agencies which issue them.
Reserve for Claims and Claim Expenses
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves (“additional case reserves”) which represent our estimates for claims related to specific contracts previously reported to us which we believe may not be adequately estimated by the client as of that date, and adding estimates for the anticipated cost of IBNR.
On March 2, 2015 we acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values, including Platinum’s claims and claim expense reserves, which totaled $1.4 billion at March 2, 2015 and consisted of $117.4 million and $1.3 billion included in our Catastrophe Reinsurance and Specialty Reinsurance segments, respectively. These claims and claim expense reserves are subject to the reserving methodologies for each respective line of business as described below.
The following table summarizes our claims and claim expense reserves by line of business, split between case reserves, additional case reserves and IBNR:

At December 31, 2015	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$237,345	$146,969	$179,947	$564,261
Specialty Reinsurance	529,952	126,650	1,148,015	1,804,617
Lloyd’s	84,964	22,085	263,440	370,489
Other	2,071	—	25,607	27,678
Total	$854,332	$295,704	$1,617,009	$2,767,045

At December 31, 2014
(in thousands)
Catastrophe Reinsurance	$253,431	$150,825	$138,411	$542,667
Specialty Reinsurance	106,293	79,457	357,960	543,710
Lloyd’s	65,295	14,168	204,984	284,447
Other	5,212	2,354	34,120	41,686
Total	$430,231	$246,804	$735,475	$1,412,510

Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. Because of the inherent uncertainties discussed below, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior accident years net claims and claim expenses in the last several years. However, there is no assurance that this will occur in future periods. During the year ended December 31, 2015, changes to prior year estimated claims reserves increased our net income by $162.4 million (2014 - $143.8 million, 2013 - $144.0 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
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
Investments
The table below shows our invested assets:

	December 31, 2015		December 31, 2014		Change
(in thousands, except percentages)
U.S. treasuries	$2,064,944	23.0%	$1,671,471	24.8%	$393,473
Agencies	137,976	1.5%	96,208	1.4%	41,768
Municipal	583,282	6.5%	—	—%	583,282
Non-U.S. government (Sovereign debt)	334,981	3.7%	280,651	4.2%	54,330
Non-U.S. government-backed corporate	138,994	1.5%	146,467	2.2%	(7,473)
Corporate	2,055,323	22.9%	1,610,442	23.9%	444,881
Agency mortgage-backed	504,518	5.6%	316,620	4.7%	187,898
Non-agency mortgage-backed	270,763	3.0%	253,050	3.7%	17,713
Commercial mortgage-backed	561,496	6.2%	381,051	5.7%	180,445
Asset-backed	130,541	1.4%	27,610	0.4%	102,931
Total fixed maturity investments, at fair value	6,782,818	75.3%	4,783,570	71.0%	1,999,248
Short term investments, at fair value	1,208,401	13.4%	1,013,222	15.0%	195,179
Equity investments trading, at fair value	393,877	4.4%	322,098	4.8%	71,779
Other investments, at fair value	481,621	5.4%	504,147	7.5%	(22,526)
Total managed investment portfolio	8,866,717	98.5%	6,623,037	98.3%	2,243,680
Investments in other ventures, under equity method	132,351	1.5%	120,713	1.7%	11,638
Total investments	$8,999,068	100.0%	$6,743,750	100.0%	$2,255,318

At December 31, 2015, we held investments totaling $9.0 billion, compared to $6.7 billion at December 31, 2014, with net unrealized appreciation included in accumulated other comprehensive income of $2.1 million at December 31, 2015, compared to $3.4 million at December 31, 2014. In connection with the acquisition of Platinum, we acquired $2.7 billion of investments, including $1.8 billion of fixed maturity investments trading and $883.5 million of short term investments. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 7. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, a senior secured bank loan fund, hedge funds and other investments). At December 31, 2015, our portfolio of equity investments trading totaled $393.9 million, or 4.4%, of our total investments (December 31, 2014 - $322.1 million or 4.8%) inclusive of our investment in Essent Group Ltd. of $102.1 million (December 31, 2014 - $120.0 million), and our portfolio of other investments totaled $481.6 million, or 5.4%, of our total investments (December 31, 2014 - $504.1 million or 7.5%).
The following table summarizes the composition of our investment portfolio, including the amortized cost and fair value of our investment portfolio and the ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available, and the respective effective yield.

					Credit Rating (1)
December 31, 2015	Amortized Cost	Fair Value	% of Total Investment Portfolio	Weighted Average Effective Yield	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)
Short term investments	$1,208,401	$1,208,401	13.4%	0.4%	$1,120,904	$86,247	$—	$1,150	$—	$100
		100.0%			92.8%	7.1%	—%	0.1%	—%	—%
Fixed maturity investments
U.S. treasuries	2,071,287	2,064,944	23.0%	1.3%	—	2,064,944	—	—	—	—
Agencies	138,724	137,976	1.5%	1.7%	—	137,976	—	—	—	—
Municipal	580,670	583,282	6.5%	2.0%	153,367	331,927	89,299	7,564	1,125	—
Non-U.S. government (Sovereign debt)	344,901	334,981	3.7%	1.4%	197,667	107,330	19,108	10,876	—	—
Non-U.S. government-backed corporate	142,715	138,994	1.5%	1.3%	77,626	58,428	783	2,157	—	—
Corporate	2,100,277	2,055,323	22.9%	3.8%	35,943	140,831	635,660	717,100	505,437	20,352
Agency mortgage-backed	508,283	504,518	5.6%	2.7%	—	504,518	—	—	—	—
Non-agency mortgage-backed	258,851	270,763	3.0%	4.4%	11,131	31,532	11,022	20,552	178,457	18,069
Commercial mortgage-backed	565,060	561,496	6.2%	2.9%	416,013	113,814	23,765	7,739	165	—
Asset-backed	131,052	130,541	1.4%	2.1%	125,946	4,595	—	—	—	—
Total fixed maturity investments	6,841,820	6,782,818	75.3%	2.5%	1,017,693	3,495,895	779,637	765,988	685,184	38,421
		100.0%			15.0%	51.5%	11.5%	11.3%	10.1%	0.6%
Equity investments trading		393,877	4.4%		—	—	—	—	—	393,877
		100.0%			—%	—%	—%	—%	—%	100.0%
Other investments
Catastrophe bonds		241,253	2.7%		—	—	—	—	241,253	—
Private equity partnerships		214,848	2.4%		—	—	—	—	—	214,848
Senior secured bank loan fund		23,231	0.3%		—	—	—	—	—	23,231
Hedge funds		2,289	—%		—	—	—	—	—	2,289
Total other investments		481,621	5.4%		—	—	—	—	241,253	240,368
		100.0%			—%	—%	—%	—%	50.1%	49.9%
Investments in other ventures		132,351	1.5%		—	—	—	—	—	132,351
		100.0%			—%	—%	—%	—%	—%	100.0%
Total investment portfolio		$8,999,068	100.0%		$2,138,597	$3,582,142	$779,637	$767,138	$926,437	$805,117
		100.0%			23.8%	39.8%	8.7%	8.5%	10.3%	8.9%

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

Fixed Maturity Investments and Short Term Investments
At December 31, 2015, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2014 – AA) and a weighted average effective yield of 2.2% (2014 – 1.7%). At December 31, 2015, our non-investment grade and not rated fixed maturity investments totaled $723.6 million or 10.7% of our fixed maturity investments (2014 - $543.8 million or 11.4%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2015, the funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities totaled $264.5 million (2014 – $219.6 million).
At December 31, 2015, we had $1,208.4 million of short term investments (2014 – $1,013.2 million). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at amortized cost, which approximates fair value.
The duration of our fixed maturity investments and short term investments at December 31, 2015 was 2.3 years (2014 – 2.1 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
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

•
Our investments in mortgage-backed securities are also subject to default risk. This risk is due in part to defaults on the underlying securitized mortgages, which would decrease the fair value of the investment and be disadvantageous to us. Similar risks apply to other asset-backed securities in which we may invest from time to time.

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

At December 31,	2015		2014
(in thousands, except percentages)
Due in less than one year	$252,257	3.7%	$151,803	3.2%
Due after one through five years	3,833,261	56.5%	2,969,828	62.1%
Due after five through ten years	1,011,132	14.9%	537,636	11.2%
Due after ten years	218,850	3.3%	145,972	3.0%
Mortgage-backed	1,336,777	19.7%	950,721	19.9%
Asset-backed	130,541	1.9%	27,610	0.6%
Total fixed maturity investments, at fair value	$6,782,818	100.0%	$4,783,570	100.0%

The following table summarizes the composition of the fair value of the fixed maturity investments and short term investments of our top ten corporate issuers at the date indicated.

At December 31, 2015
(in thousands)
Issuer	Total	Short term investments	Fixed maturity investments
Goldman Sachs Group Inc.	$61,784	$—	$61,784
Bank of America Corp.	59,273	—	59,273
JP Morgan Chase & Co.	55,433	—	55,433
Morgan Stanley	50,517	—	50,517
HSBC Holdings PLC	32,003	—	32,003
Wells Fargo & Co.	27,070	—	27,070
Verizon Communications Inc.	24,390	—	24,390
Ford Motor Co.	23,467	—	23,467
Royal Bank of Canada	23,197	—	23,197
Credit Suisse Group AG	19,301	—	19,301
Total (1)	$376,435	$—	$376,435

(1)	Excludes non-U.S. government-backed corporate fixed maturity investments, reverse repurchase agreements and commercial paper, at fair value.
Equity Investments Trading
We have a public equity securities mandate with a third party investment manager which currently comprises the majority of our investments included in equity investments trading. In addition, the financial category of our equity investments trading at December 31, 2015 includes $102.1 million (2014 - $120.0 million) related to our investment in Essent and $26.9 million (2014 - $17.1 million) related to our investment in Trupanion. It is possible our equity allocation will increase in the future, although we do not expect it to represent a material portion of our invested assets or to have a material effect on our financial results for the reasonably foreseeable future.

The following table summarizes the fair value of equity investments trading:

At December 31,	2015	2014	Change
(in thousands)
Financials	$193,716	$222,190	$(28,474)
Communications and technology	65,833	31,376	34,457
Industrial, utilities and energy	51,168	28,859	22,309
Consumer	40,918	19,522	21,396
Healthcare	36,148	16,582	19,566
Basic materials	6,094	3,569	2,525
Total	$393,877	$322,098	$71,779

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2015	2014	Change
(in thousands)
Catastrophe bonds	$241,253	$200,329	$40,924
Private equity partnerships	214,848	281,932	(67,084)
Senior secured bank loan funds	23,231	19,316	3,915
Hedge funds	2,289	2,570	(281)
Total other investments	$481,621	$504,147	$(22,526)

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of our fund investments, which principally include private equity funds, a senior secured bank loan fund and hedge funds, is recorded on our balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Certain of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. The typical reporting lag experienced by us to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity funds, although, in the past, in respect of certain of our private equity funds, we have on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the year ended December 31, 2015 is a loss of $2.5 million (2014 - loss of $0.6 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.
Refer to “Note 7. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in $21.9 million of net investment income for the year ended December 31, 2015 (2014 - $30.0 million). Of this amount, $13.5 million related to net unrealized losses (2014 - unrealized losses of $1.4 million).
We have committed capital to private equity partnerships and other investments of $724.5 million, of which $528.8 million has been contributed at December 31, 2015. Our remaining commitments to these investments at December 31, 2015 totaled $204.5 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2015			2014
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$19,155	$50,000	25.0%	$20,811
Tower Hill	10,000	31.3%	19,981	10,000	30.3%	18,991
Tower Hill Re	4,250	25.0%	4,136	4,250	25.0%	5,162
Tower Hill Signature	500	25.0%	7,315	500	25.0%	5,692
Total Tower Hill Companies	64,750		50,587	64,750		50,656
Top Layer Re	65,375	50.0%	68,936	65,375	50.0%	60,911
Other	23,607	43.5%	12,828	13,507	36.3%	9,146
Total investments in other ventures, under equity method	$153,732		$132,351	$143,632		$120,713

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
Off-Balance Sheet and Special Purpose Entity Arrangements
At December 31, 2015, we had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
In the normal course of our business, we are a party to a variety of contractual obligations and these are considered by us when assessing our liquidity requirements.
The table below shows our contractual obligations:

At December 31, 2015	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
3.700% Senior Notes due 2025	$402,664	$11,100	$22,200	$22,200	$347,164
5.75% Senior Notes due 2020	310,418	14,375	28,750	267,293	—
Series B 7.50% Senior Notes due 2017	276,550	18,750	257,800	—	—
4.750% Senior Notes due 2025 (DaVinciRe)	217,089	7,125	14,250	14,250	181,464
Total long term debt obligations	1,206,721	51,350	323,000	303,743	528,628
Private equity and investment commitments (2)	204,525	204,525	—	—	—
Operating lease obligations	44,036	8,018	14,624	11,563	9,831
Capital lease obligations	33,253	3,017	4,956	5,322	19,958
Payable for investments purchased	391,378	391,378	—	—	—
Reserve for claims and claim expenses (3)	2,767,045	679,237	841,432	475,958	770,418
Total contractual obligations	$4,646,958	$1,337,525	$1,184,012	$796,586	$1,328,835

(1)	Includes contractual interest payments.

(2)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(3)
We caution the reader that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. We have based our estimates of future claim payments upon benchmark industry payment patterns, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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
CURRENT OUTLOOK

Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. We believe that the acquisition of Platinum has benefited our combined companies’ clients through, among other things, an expanded product offering and enhanced broker relationships. In addition, the acquisition has supported the growth in our U.S. specialty and casualty reinsurance platform. Taken together with our organic growth initiatives, the acquisition meaningfully increased the contribution of specialty and casualty business to us on a consolidated basis, in terms of both total gross premiums written and limits exposed, and on both an absolute and relative basis. Nonetheless, however, we continue to expect that our expected returns, as well as our regulatory and underwriting capital, will be driven by our portfolio of catastrophe-exposed business. As our longer-tail business grows, both absolutely and in proportion to our shorter tail business, we expect to be more exposed to developments such as inflation, interest rate risk, and the risk of unforeseen claims or tort law developments. Our reserve for claims and claim expenses also grew meaningfully as a result of the acquisition, and our future results will be impacted by the potential for adverse or favorable development on prior accident years claims and claim expenses from the business written prior to the closing by both of our companies. In addition, as a result of the acquisition, the face value of our indebtedness increased by $550.0 million, consisting of $250.0 million of publicly traded notes previously issued by a subsidiary of Platinum, which remain outstanding, and $300.0 million of new senior public notes issued by RenaissanceRe Finance.
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, from 2013 through 2015 the global insurance and reinsurance markets have manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions has not grown at the pace of this growth in available capital, and for some, coverages in respect of certain regions fell. Demand for other products or coverages grew at slower rates than that of supply, or was flat. During the January 2016 reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts and partially offset by capital return initiatives. While we believe that reinsurance demand for U.S. southeastern windstorm coverage did grow in 2015, as a result of factors including the launch of the FHCF’s risk transfer program, growth of the Citizens’ risk transfer program, and the continuation of private market acceptance of policies previously written by Citizens, available supply of capital more than offset the new demand in the market. We continue to expect the supply of capital to outpace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
Although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of property-exposed reinsurance business; and while we will strive to maintain a high level of net portfolio quality, we cannot assure you we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels, or will be characterized by contractual terms and conditions, we do not find to be acceptable, absent the advent of significant new developments. As a result of these developments, our Catastrophe Reinsurance segment gross premiums written for the year ended December 31, 2015 decreased by $65.3 million, or 7.0%, compared to the year ended December 31, 2014. Moreover, our net in-force property reinsurance portfolio declined as of January 1, 2016, and we currently expect this trend to continue through the coming 2016 renewals. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you we will do so. In recent periods, we believe that the supply of attractively priced catastrophe-exposed retrocessional coverage has declined. Accordingly, we may find fewer opportunities to cede risk on attractive terms, or pursue alternative opportunities to purchase forms of protection with different structures.

Specialty Exposed Market Developments
In the markets in which our Specialty Reinsurance segment operates, we continue to expect casualty insurance and reinsurance capacity to remain abundant during 2016.  Accordingly, we believe that the potential for overall improvement in risk adjusted rates prevailing in the market will be limited.  We believe that prevailing terms and conditions in the casualty market are such that many programs and treaties do not meet our pricing standards.  We believe our combined operations following the acquisition of Platinum are strongly positioned to compete for business we do find attractive, with strong ratings, an expanded product offering, and an expanded U.S. market presence. However, we intend to seek to maintain strong underwriting discipline and in light of prevailing market conditions cannot provide assurance we will succeed in growing or maintaining our current combined in-force book of business.
General Economic Conditions
We believe that uncertainty continues regarding the strength and health of the overall U.S. economy, as well as that of certain significant economies in the E.U. and other key markets. For example, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of political instability in the Middle East, Ukraine and Russia; and economic uncertainty in Greece and potentially other jurisdictions. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of economic uncertainty could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
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
Market Conditions
Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market reflects a soft pricing environment, although we believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers. While we believe that these dynamics have supported our recent specialty and casualty growth, we cannot assure you that any overall market increase in demand will indeed materialize or we will continue to be successful in consummating new or expanded transactions.
Specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. While we believe that our strong relationships, and track record of superior claims-paying ability and other client services will enable us to compete for the business we find attractive, we may not succeed in doing so; moreover, our relationships in emerging markets are not as developed as they are in our current core markets.
Legislative and Regulatory Update
On November 26, 2015, the BMA was granted full Solvency II equivalence for an unlimited period by the EC based on an assessment conducted by the European Insurance and Occupational Pensions Authority. Official confirmation of Bermuda’s equivalence is expected in 2016 following a three month review by the European Parliament and Council. If Bermuda is not officially confirmed as equivalent to Solvency II, our Bermuda reinsurance companies may be required to post collateral in respect of any reinsurance of European Economic Area cedants.
In prior Congressional sessions, including in 2015, Congress has considered the Homeowners’ Defense Act which would, if enacted, provide for the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. It is possible that new bills will be introduced this Congressional session to create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs, or to establish other similar or analogous funding mechanisms or structures.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. The bill also provided for increasing the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. In March 2014, the U.S. Congress passed the Grimm-Waters Act, which amends, delays or defers some of the provisions of Biggert-Waters Bill. Among other things, the Grimm-Waters Act reverts back to exempting “grandfathered” policies from rate increases that might otherwise have been applied upon the approval of updated flood maps, introduces certain caps on the rate of premium increases even where actuarially indicated; eliminates certain provisions which provided for accelerated rate adequacy on the sale of covered properties; and introduces policy surcharges of $25 for residences and $250 for commercial properties near-term. We believe that the passage of the Grimm-Waters Act has had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which could, over time, support the growth of such demand, albeit at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences. However, we cannot assure you that the provisions of the Biggert-Waters Bill will not be superseded by additional new legislation or will otherwise ultimately be implemented by the NFIP or that, if implemented, will materially benefit private carriers, or we will succeed in participating in any positive market developments that may transpire.
In 2007, the state of Florida enhanced the authority of the FHCF to offer coverage at below-market rates and expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In succeeding years, Florida legislation has allowed Citizens to increase rates and cut back support for FHCF. The rate increases and cut back on coverage by FHCF and Citizens have supported, over this period, a relatively increased role for private insurers in Florida, a market in which we have established substantial market share. However, we cannot assure you that this increased role will continue or be maintained, or that adverse new legislation will not be passed.
Internationally, in the wake of the large natural catastrophes in 2011, a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. Indonesia’s financial services authority has announced a proposal to increase the amount of insurance business placed with domestic reinsurers. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring flood risk in the U.K. and Australia, and earthquake risk in New Zealand. A number of these jurisdictions constitute large current or potential future markets for catastrophic coverage. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
Over the past few years, and again in February 2016, the Obama administration has proposed and the U.S. Congress has considered legislation which, if passed, would limit or deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates.  We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular.
In July 2014, the Senate Finance Committee conducted hearings in respect of transactions in which U.S.-based companies merge with or acquire foreign companies in structures referred to as inversions.  In September 2014 the IRS and the Treasury Department issued a notice describing issued regulations that the government intends to issue to eliminate certain of the tax benefits of corporate inversions, which regulations would apply to any inversion transaction closing on or after September 22, 2014.  In November 2015 the IRS and the Treasury Department supplemented the 2014 notice with another notice describing further regulations that the government intends to issue in connection with corporate inversion transactions, which generally apply to any inversion transaction closing on or after November 19, 2015. These regulations could negatively impact us, including our ability to acquire U.S. companies using our common shares as acquisition consideration.
In February 2016, the Obama Administration released its proposed budget which included tax proposals that, if adopted, would affect significant change to the U.S. taxation of international business and capital flows. Among other things, these proposals would disallow the deduction for certain reinsurance premiums paid to affiliates and tighten the anti-inversion rules. We cannot predict whether Congress will adopt any of these proposals and what, if adopted, the potential impact of any such changes could be to us, our clients or the market generally.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following risk management discussion and the estimated amounts generated from sensitivities presented are forward-looking statements of market risk assuming certain market conditions occur. Actual results in the future may differ materially from these estimated results due to, among other things, actual developments in the global financial markets and changes in the composition of our investment portfolio, derivatives and product offerings. The results of analysis used by us to assess and mitigate risk should not be considered projections of future events or losses. See “Note On Forward-Looking Statements” for additional discussion regarding forward-looking statements included herein.
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk.  Our policies to address these risks in 2015 were not materially different than those used in 2014.
Our guidelines permit investments in derivative instruments such as futures, forward contracts, options, swap agreements and other derivative contracts which may be used to assume risk or for hedging purposes. Refer to “Note 20. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to derivatives we have entered into.
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

	Interest Rate Shift in Basis Points
At December 31, 2015	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$8,213,329	$8,101,697	$7,991,219	$7,881,894	$7,773,723
Net increase (decrease) in fair value	$222,110	$110,478	$—	$(109,325)	$(217,496)
Percentage change in fair value	2.8%	1.4%	—%	(1.4)%	(2.7)%

	Interest Rate Shift in Basis Points
At December 31, 2014	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$5,949,710	$5,872,782	$5,796,792	$5,721,739	$5,647,625
Net increase (decrease) in fair value	$152,918	$75,990	$—	$(75,053)	$(149,167)
Percentage change in fair value	2.6%	1.3%	—%	(1.3)%	(2.6)%

We use interest rate futures within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2015, we had $1,012.5 million of notional long positions and $1,115.9 million of notional short positions of primarily U.S. Treasury and non-U.S. dollar futures contracts (2014 - $587.0 million and $617.4 million, respectively). Refer to “Note 20. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to interest rate futures entered into by us. The aggregate hypothetical loss generated from an immediate upward parallel shift in the treasury yield curve of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $28.4 million at December 31, 2015. Conversely, the aggregate hypothetical loss generated from an immediate downward parallel shift in the treasury yield curve of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $31.6 million at December 31, 2015. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
Foreign Currency Risk
Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates, with the exception of non-U.S. dollar denominated investments classified as available for sale, are recognized currently in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures noted below, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. Refer to “Note 20. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into. We may determine to not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility of our results of operations.

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
The following tables summarize our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2015	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$19,707	$20,885	$(2,861)	$27,450	$(1,789)	$(59,223)	$(9,000)	$(4,831)
Net foreign currency derivatives notional amounts	(34,766)	(18,583)	(9,659)	(37,107)	(83)	54,150	4,963	(41,085)
Total net foreign currency exposure	$(15,059)	$2,302	$(12,520)	$(9,657)	$(1,872)	$(5,073)	$(4,037)	$(45,916)
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.3)%	—%	(0.3)%	(0.2)%	—%	(0.1)%	(0.1)%	(1.0)%
Impact of a hypothetical 10% change in total net foreign currency exposure	$1,506	$(230)	$1,252	$966	$187	$507	$404	$4,592

At December 31, 2014	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$25,891	$22,497	$14,321	$93,304	$11,494	$(68,436)	$742	$99,813
Net foreign currency derivatives notional amounts	(32,063)	(15,612)	(5,418)	(82,083)	(15,740)	65,973	(6,112)	(91,055)
Total net foreign currency exposure	$(6,172)	$6,885	$8,903	$11,221	$(4,246)	$(2,463)	$(5,370)	$8,758
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	0.2%	0.2%	0.3%	(0.1)%	(0.1)%	(0.1)%	0.2%
Impact of a hypothetical 10% change in total net foreign currency exposure	$617	$(689)	$(890)	$(1,122)	$425	$246	$537	$(876)

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
Fixed Maturity Investments and Short Term Investments
Credit risk related to our fixed maturity investments and short term investments is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity investments and short term investments through the credit research performed primarily by the investment management service providers and our evaluation of these investment managers adherence to investment mandates provided to them. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by the Investment and Risk Management Committee of our Board of Directors. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. At December 31, 2015, our invested asset portfolio had a dollar weighted average rating of AA (2014 - AA). In addition, we limit the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of our investments exceeded 10% of shareholders’ equity at December 31, 2015.

The following table summarizes the ratings of our fixed maturity investments and short term investments (using ratings assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available) as a percentage of total fixed maturity investments and short term investments as of the dates indicated:

At December 31,	2015	2014

AAA	26.7%	26.7%
AA	44.8%	43.6%
A	9.8%	12.6%
BBB	9.6%	7.7%
Non-investment grade	8.6%	8.7%
Not rated	0.5%	0.7%
Total	100.0%	100.0%

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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investments and short term investments portfolio for the years indicated:

	Credit Spread Shift in Basis Points
At December 31, 2015	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$8,164,940	$8,078,079	$7,991,219	$7,904,359	$7,817,498
Net increase (decrease) in fair value	$173,721	$86,860	$—	$(86,860)	$(173,721)
Percentage change in fair value	2.2%	1.1%	—%	(1.1)%	(2.2)%

	Credit Spread Shift in Basis Points
At December 31, 2014	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$5,911,396	$5,854,094	$5,796,792	$5,739,490	$5,682,188
Net increase (decrease) in fair value	$114,604	$57,302	$—	$(57,302)	$(114,604)
Percentage change in fair value	2.0%	1.0%	—%	(1.0)%	(2.0)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2015, we had outstanding credit derivatives of $Nil in notional long positions and $46.1 million in notional short positions, denominated in U.S. dollars (2014 - $4.6 million and $19.4 million, respectively). Refer to “Note 20. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to credit derivatives entered into by us. The aggregate hypothetical market value change generated from an immediate upward shift in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $2.4 million at December 31, 2015. Conversely, the aggregate hypothetical market value change generated from an immediate downward shift in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $1.0 million at December 31, 2015. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.
Premiums Receivable and Reinsurance Recoverable
Premiums receivable from ceding companies are subject to credit risk. To mitigate credit risk related to reinsurance premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset allowing us to settle claims net of any reinsurance premiums receivable. We also have reinsurance recoverable amounts from our reinsurers. To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our reinsurers when determining whether to purchase coverage from them. We generally obtain reinsurance coverage from companies rated “A-“ or better by S&P unless the obligations are collateralized. We routinely monitor the financial performance and rating status of all material reinsurers. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Reinsurance Recoverables” for additional information with respect to reinsurance recoverable.
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

At December 31,	2015	2014
(in thousands, except for percentages)
Equity investments trading, at fair value	$393,877	$322,098
Private equity investments, at fair value	214,848	281,932
Hedge funds, at fair value	2,289	2,570
Investments in other ventures, under equity method	132,351	120,713
Total carrying value of investments exposed to equity price risk	$743,365	$727,313

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$74,337	$72,731
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(74,337)	$(72,731)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Internal Controls: We have designed various disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act), to help ensure that information required to be disclosed in our periodic Exchange Act reports, such as this Form 10-K, is recorded, processed, summarized and reported on a timely and accurate basis. Our disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Evaluation: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm as stated in its report. This report appears on page F-4. There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on May 17, 2016 (our “Proxy Statement”). We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.
We have adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer and all of our employees performing financial or accounting functions. The Code of Ethics is available free of charge on our website www.renre.com. We will also provide a printed version of the Code of Ethics to any shareholder who requests it. We intend to disclose any amendments to our Code of Ethics by posting such information on our website. As outlined in the Code of Ethics, any waivers of our Code of Ethics applicable to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions will be disclosed by filing a Form 8-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item relating to executive compensation is incorporated herein by reference to information included in our Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in our Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item relating to certain relationships and related transactions and director independence is incorporated herein by reference to information included in our Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information included in our Proxy Statement.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
Exhibits
See the Exhibit Index immediately following the Schedules to Consolidated Financial Statements of RenaissanceRe Holdings Ltd. in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 19, 2016.

Date:	February 19, 2016	RENAISSANCERE HOLDINGS LTD.
/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2016
Kevin J. O’Donnell

/s/ Jeffrey D. Kelly	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Jeffrey D. Kelly

/s/ Mark A. Wilcox	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 19, 2016
Mark A. Wilcox

/s/ Ralph B. Levy	Chair of the Board of Directors	February 19, 2016
Ralph B. Levy

/s/ David C. Bushnell	Director	February 19, 2016
David C. Bushnell

/s/ James L. Gibbons	Director	February 19, 2016
James L. Gibbons

/s/ Brian G. J. Gray	Director	February 19, 2016
Brian G. J. Gray

/s/ William F. Hagerty IV	Director	February 19, 2016
William F. Hagerty IV

/s/ Jean D. Hamilton	Director	February 19, 2016
Jean D. Hamilton

/s/ Henry Klehm, III	Director	February 19, 2016
Henry Klehm, III

/s/ Anthony M. Santomero	Director	February 19, 2016
Anthony M. Santomero

/s/ Nicholas L. Trivisonno	Director	February 19, 2016
Nicholas L. Trivisonno

/s/ Edward J. Zore	Director	February 19, 2016
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We have excluded from our assessment of internal control over financial reporting an assessment of the internal control over financial reporting of Platinum Underwriters Holdings, Ltd. and its subsidiaries, which were acquired on March 2, 2015. As a result, 4% and 28% of our total assets and total liabilities, respectively, as of December 31, 2015, and 22% of our total revenue for the year then ended, were excluded from our assessment of internal control over financial reporting. Based on this assessment, which excluded an assessment of internal control over financial reporting of Platinum Underwriters Holdings, Ltd. and its subsidiaries, management believes that RenaissanceRe maintained effective internal control over financial reporting as of December 31, 2015.
RenaissanceRe’s effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young Ltd., the Independent Registered Public Accountants who also audited RenaissanceRe’s consolidated financial statements. Ernst & Young Ltd.’s attestation report on the effectiveness of RenaissanceRe’s internal control over financial reporting appears on page F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited RenaissanceRe Holdings Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). RenaissanceRe Holdings Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control over financial reporting of Platinum Underwriters Holdings, Ltd. and its subsidiaries from the date of acquisition, which are included in the 2015 consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries. As a result, 4% and 28% of total assets and total liabilities, respectively, as of December 31, 2015 and 22% of total revenue for the year then ended, of RenaissanceRe Holdings Ltd. and Subsidiaries was excluded from management’s assessment of internal control over financial reporting. Our audit of internal control over financial reporting of RenaissanceRe Holdings Ltd. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Platinum Underwriters Holdings, Ltd. and its subsidiaries.
In our opinion, RenaissanceRe Holdings Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of RenaissanceRe Holdings Ltd. and Subsidiaries and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 19, 2016

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Fixed maturity investments trading, at fair value (Amortized cost $6,825,877 and $4,749,613 at December 31, 2015 and December 31, 2014, respectively) (Notes 6 and 7)	$6,765,005	$4,756,685
Fixed maturity investments available for sale, at fair value (Amortized cost $15,943 and $23,772 at December 31, 2015 and December 31, 2014, respectively) (Notes 6 and 7)	17,813	26,885
Short term investments, at fair value (Notes 6 and 7)	1,208,401	1,013,222
Equity investments trading, at fair value (Notes 6 and 7)	393,877	322,098
Other investments, at fair value (Notes 6 and 7)	481,621	504,147
Investments in other ventures, under equity method (Note 6)	132,351	120,713
Total investments	8,999,068	6,743,750
Cash and cash equivalents	506,885	525,584
Premiums receivable	778,009	440,007
Prepaid reinsurance premiums (Note 8)	230,671	94,810
Reinsurance recoverable (Notes 8 and 9)	134,526	66,694
Accrued investment income	39,749	26,509
Deferred acquisition costs	199,380	110,059
Receivable for investments sold	220,834	52,390
Other assets	186,595	135,845
Goodwill and other intangible assets (Notes 3 and 5)	265,154	7,902
Total assets	$11,560,871	$8,203,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 9)	$2,767,045	$1,412,510
Unearned premiums	889,102	512,386
Debt (Note 10)	966,079	249,522
Reinsurance balances payable	523,974	454,580
Payable for investments purchased	391,378	203,021
Other liabilities	245,145	374,108
Total liabilities	5,782,723	3,206,127
Commitments and Contingencies (Note 21)
Redeemable noncontrolling interests (Note 11)	1,045,964	1,131,708
Shareholders’ Equity (Note 13)
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2015 (December 31, 2014 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 43,701,064 shares issued and outstanding at December 31, 2015 (December 31, 2014 – 38,441,972)	43,701	38,442
Additional paid-in capital	507,674	—
Accumulated other comprehensive income	2,108	3,416
Retained earnings	3,778,701	3,423,857
Total shareholders’ equity	4,732,184	3,865,715
Total liabilities, noncontrolling interests and shareholders’ equity	$11,560,871	$8,203,550
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2015, 2014, and 2013
(in thousands of United States Dollars, except per share amounts)

	2015	2014	2013
Revenues
Gross premiums written	$2,011,310	$1,550,572	$1,605,412
Net premiums written (Note 8)	$1,416,183	$1,068,236	$1,203,947
Increase in unearned premiums	(15,632)	(5,820)	(89,321)
Net premiums earned (Note 8)	1,400,551	1,062,416	1,114,626
Net investment income (Note 6)	152,567	124,316	208,028
Net foreign exchange (losses) gains	(3,051)	6,260	1,917
Equity in earnings of other ventures (Note 6)	20,481	26,075	23,194
Other income (loss)	13,472	(423)	(2,359)
Net realized and unrealized (losses) gains on investments (Note 6)	(68,918)	41,433	35,076
Total revenues	1,515,102	1,260,077	1,380,482
Expenses
Net claims and claim expenses incurred (Notes 8 and 9)	448,238	197,947	171,287
Acquisition expenses	238,592	144,476	125,501
Operational expenses	219,112	190,639	191,105
Corporate expenses	77,114	22,987	33,622
Interest expense (Note 10)	35,670	17,164	17,929
Total expenses	1,018,726	573,213	539,444
Income from continuing operations before taxes	496,376	686,864	841,038
Income tax benefit (expense) (Note 16)	45,866	(608)	(1,692)
Income from continuing operations	542,242	686,256	839,346
Income from discontinued operations (Note 4)	—	—	2,422
Net income	542,242	686,256	841,768
Net income attributable to noncontrolling interests (Note 11)	(111,050)	(153,538)	(151,144)
Net income attributable to RenaissanceRe	431,192	532,718	690,624
Dividends on preference shares (Note 13)	(22,381)	(22,381)	(24,948)
Net income available to RenaissanceRe common shareholders	$408,811	$510,337	$665,676
Income from continuing operations available to RenaissanceRe common shareholders per common share – basic	$9.36	$12.77	$15.08
Income from discontinued operations available to RenaissanceRe common shareholders per common share – basic	—	—	0.06
Net income available to RenaissanceRe common shareholders per common share – basic (Note 14)	$9.36	$12.77	$15.14
Income from continuing operations available to RenaissanceRe common shareholders per common share – diluted	$9.28	$12.60	$14.82
Income from discontinued operations available to RenaissanceRe common shareholders per common share – diluted	—	—	0.05
Net income available to RenaissanceRe common shareholders per common share – diluted (Note 14)	$9.28	$12.60	$14.87
Dividends per common share (Note 13)	$1.20	$1.16	$1.12

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2015, 2014 and 2013
(in thousands of United States Dollars)

	2015	2014	2013
Comprehensive income
Net income	$542,242	$686,256	$841,768
Change in net unrealized gains on investments	(1,308)	(715)	(9,491)
Comprehensive income	540,934	685,541	832,277
Net income attributable to noncontrolling interests	(111,050)	(153,538)	(151,144)
Comprehensive income attributable to noncontrolling interests	(111,050)	(153,538)	(151,144)
Comprehensive income attributable to RenaissanceRe	$429,884	$532,003	$681,133
Disclosure regarding net unrealized gains
Total net realized and unrealized holding (losses) gains on investments	$(982)	$(715)	$(1,943)
Net realized gains on fixed maturity investments available for sale	(326)	—	(7,548)
Change in net unrealized gains on investments	$(1,308)	$(715)	$(9,491)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2015, 2014 and 2013
(in thousands of United States Dollars)

	2015	2014	2013
Preference shares
Balance – January 1	$400,000	$400,000	$400,000
Issuance of shares	—	—	275,000
Repurchase of shares	—	—	(275,000)
Balance – December 31	400,000	400,000	400,000
Common shares
Balance – January 1	38,442	43,646	45,542
Issuance of shares	7,435	—	—
Repurchase of shares	(2,473)	(5,355)	(2,451)
Exercise of options and issuance of restricted stock awards (Notes 13 and 18)	297	151	555
Balance – December 31	43,701	38,442	43,646
Additional paid-in capital
Balance – January 1	—	—	—
Issuance of shares	754,384	—	—
Repurchase of shares	(257,401)	(11,702)	(1,702)
Offering expenses	—	—	(9,144)
Change in redeemable noncontrolling interest	(762)	1,274	318
Exercise of options and issuance of restricted stock awards (Notes 13 and 18)	11,453	10,428	10,528
Balance – December 31	507,674	—	—
Accumulated other comprehensive income
Balance – January 1	3,416	4,131	13,622
Change in net unrealized gains on investments	(1,308)	(715)	(9,491)
Balance – December 31	2,108	3,416	4,131
Retained earnings
Balance – January 1	3,423,857	3,456,607	3,043,901
Net income	542,242	686,256	841,768
Net income attributable to noncontrolling interests (Note 11)	(111,050)	(153,538)	(151,144)
Repurchase of shares	—	(497,175)	(203,703)
Dividends on common shares	(53,967)	(45,912)	(49,267)
Dividends on preference shares	(22,381)	(22,381)	(24,948)
Balance – December 31	3,778,701	3,423,857	3,456,607
Total shareholders’ equity	$4,732,184	$3,865,715	$3,904,384

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013
(in thousands of United States Dollars)

	2015	2014	2013
Cash flows provided by operating activities
Net income	$542,242	$686,256	$841,768
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	18,179	47,771	51,596
Equity in undistributed earnings of other ventures	(10,087)	(19,990)	(15,450)
Net realized and unrealized losses (gains) on investments	68,918	(41,433)	(35,058)
Net unrealized losses (gains) included in net investment income	13,549	1,393	(75,789)
Net unrealized losses included in other income (loss)	426	1,612	12,782
Change in:
Premiums receivable	(105,281)	34,080	17,278
Prepaid reinsurance premiums	(128,410)	(28,678)	10,950
Reinsurance recoverable	(64,104)	34,331	91,487
Deferred acquisition costs	(89,241)	(28,375)	(29,062)
Reserve for claims and claim expenses	(43,310)	(151,220)	(315,647)
Unearned premiums	144,040	34,498	78,371
Reinsurance balances payable	64,924	161,558	2,603
Other	2,892	(71,146)	159,892
Net cash provided by operating activities	414,737	660,657	795,721
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	9,481,742	7,682,573	8,251,405
Purchases of fixed maturity investments trading	(9,683,068)	(7,639,178)	(8,466,467)
Proceeds from sales and maturities of fixed maturity investments available for sale	8,688	7,088	45,178
Net purchases of equity investments trading	(147,558)	(20,003)	(33,055)
Net sales (purchases) of short term investments	669,116	45,023	(246,971)
Net sales of other investments	15,843	59,120	76,214
Net (purchases) sales of investments in other ventures	(10,150)	1,030	(4,000)
Net sales of other assets	4,500	6,000	2,181
Net proceeds related to sale of discontinued operations	—	—	60,000
Net purchase of Platinum	(678,152)	—	—
Net cash (used in) provided by investing activities	(339,039)	141,653	(315,515)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(53,967)	(45,912)	(49,267)
Dividends paid – preference shares	(22,381)	(22,381)	(24,948)
RenaissanceRe common share repurchases	(259,874)	(514,678)	(207,410)
Issuance of debt	445,589	—	—
Repayment of debt	—	—	(102,436)
Redemption of 6.08% Series C preference shares	—	—	(125,000)
Redemption of 6.60% Series D preference shares	—	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	—	—	265,856
Net third party redeemable noncontrolling interest share transactions	(193,032)	(111,707)	(5,750)
Net cash used in financing activities	(83,665)	(694,678)	(398,955)
Effect of exchange rate changes on foreign currency cash	(10,732)	9,920	1,423
Net (decrease) increase in cash and cash equivalents	(18,699)	117,552	82,674
Net decrease in cash and cash equivalents of discontinued operations	—	—	21,213
Cash and cash equivalents, beginning of year	525,584	408,032	304,145
Cash and cash equivalents, end of year	$506,885	$525,584	$408,032

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

•
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum Underwriters Holdings, Ltd. (“Platinum”). As a result of the acquisition, Platinum and its subsidiaries became wholly owned subsidiaries of RenaissanceRe, including Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Renaissance Reinsurance U.S. Inc., formerly known as Platinum Underwriters Reinsurance, Inc. ("Renaissance Reinsurance U.S."). The Company accounted for the acquisition of Platinum under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Business Combinations and the Company's consolidated results of operations include those of Platinum from March 2, 2015. Refer to “Note 3. Acquisition of Platinum” for more information.

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

•
RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”) is a Bermuda-domiciled excess and surplus lines insurance company that is listed on the National Association of Insurance Commissioners’ International Insurance Department’s Quarterly List of Alien Insurers as an eligible surplus lines insurer. RenaissanceRe Underwriting Managers U.S. LLC, a specialty reinsurance agency domiciled in the state of Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), a Bermuda-domiciled reinsurer, which operates subject to U.S. federal income tax, and RenaissanceRe Syndicate 1458 (“Syndicate 1458”).

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

•
RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance based investment instruments that have returns primarily tied to property catastrophe risk. Third party investors have subscribed for a portion of the participating, non-voting common shares of Medici.

Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of, Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), the results of Medici and Fund Holdings are consolidated in the Company’s financial statements and all significant inter-company transactions have been eliminated. Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
These consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated from these statements. Except as discussed in “Note 4. Discontinued Operations,” and unless otherwise noted, the notes to the consolidated financial statements reflect the Company’s continuing operations.
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
DISCONTINUED OPERATIONS
The results of operations of REAL (as defined herein), the Company’s former U.S.-based weather and weather-related energy risk management unit, which was sold to an unaffiliated third party, is classified as held for sale and reported as discontinued operations in accordance with FASB ASC Topic Discontinued Operations. The consolidated financial statements and notes thereto are presented excluding the operations and cash flows of the discontinued operations from the continuing operations of the Company since the Company will not have any significant continuing involvement in the operations after the sale. The financial position and results of operations of discontinued operations are presented as single line items on the consolidated balance sheets and statements of operations, respectively. Refer to “Note 4. Discontinued Operations” for more information.
PREMIUMS AND RELATED EXPENSES
Premiums are recognized as income, net of any applicable reinsurance or retrocessional coverage purchased, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent differences arising on such estimates are recorded in the period in which they are determined. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Amounts are computed by pro rata methods based on statistical data or reports received from ceding companies. Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms based upon paid losses and case reserves. Reinstatement premiums are earned when written.
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
CLAIMS AND CLAIM EXPENSES
The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Also, during the past few years, the Company has increased its specialty reinsurance and Lloyd’s businesses, but does not have the benefit of a significant amount of its own historical experience in certain of these lines of business. Accordingly, the setting and reserving for incurred losses in these lines of business could be subject to greater variability.
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

INVESTMENTS, CASH AND CASH EQUIVALENTS
Fixed Maturity Investments
Investments in fixed maturities are classified as available for sale or trading and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a receivable for investments sold or a payable for investments purchased. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the effective yield method. For mortgage-backed securities and other holdings for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. The net unrealized appreciation or depreciation on fixed maturity investments available for sale is included in accumulated other comprehensive income. The net unrealized appreciation or depreciation on fixed maturity investments trading is included in net realized and unrealized (losses) gains on investments in the consolidated statements of operations. Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and, for fixed maturity investments available for sale, include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary.
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
Equity Investments, Classified as Trading
Equity investments are accounted for at fair value in accordance with FASB ASC Topic Financial Instruments. Fair values are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. Net investment income includes dividend income and the net realized and unrealized appreciation or depreciation on equity investments is included in net realized and unrealized (losses) gains on investments in the consolidated statements of operations.

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
The Company’s other investments also include investments in catastrophe bonds which are recorded at fair value and the fair value is based on broker or underwriter bid indications.
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
In addition, the Company is authorized to issue cash settled restricted stock units (“CSRSU”) to its employees. The fair value of CSRSUs is determined using the fair market value of RenaissanceRe common shares at the end of each reporting period and is expensed over the period for which the employee is required to provide service in exchange for the award. The fair value of these awards is recorded on the Company’s consolidated balance sheet as a liability as it is expensed and until the point payment is made to the employee.

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
Goodwill and other indefinite life intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Finite life intangible assets are reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable, and tested for impairment if appropriate. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill and other intangible assets recorded in connection with investments accounted for under the equity method, are recorded as “Investments in other ventures, under equity method” on the Company’s consolidated balance sheets.
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
NONCONTROLLING INTERESTS
The Company accounts for noncontrolling interests in the shareholders’ equity section of the Company’s consolidated balance sheet in accordance with FASB ASC Topic Consolidations, and presents such noncontrolling shareholders’ interest in the net assets of the subsidiary. Net income attributable to noncontrolling interests is presented separately in the Company’s consolidated statements of operations.
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
VARIABLE INTEREST ENTITIES
The Company accounts for VIEs in accordance with FASB ASC Topic Consolidation, which requires the consolidation of all VIEs by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and that will absorb a portion of the VIE’s expected losses or residual returns that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.
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
TAXATION
Income taxes have been provided for in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to interest expense, underwriting results, accrued expenses and investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

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
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The objective of ASU 2014-12 is to resolve the diverse accounting treatment of share-based payment awards in situations where an employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. For example, if an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award. ASU 2014-12 will resolve if and when the performance target is achieved. ASU 2014-12 is effective for all entities in annual and interim periods beginning after December 15, 2015, with early adoption permitted. Entities may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and for form of financial asset on the balance sheet or the accompanying notes to the financial statements and clarifies that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the organization’s other deferred tax assets. ASU 2016-01 is effective for public business entities in annual and interim periods beginning after December 15, 2017. Earlier adoption in generally not permitted, except for certain specific provisions of ASU 2016-01. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
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
The aggregate consideration for the transaction consisted of the issuance of 7.435 million RenaissanceRe common shares valued at $761.8 million (based on the share price as of March 2, 2015) and $1.16 billion of cash. The cash consideration was partially funded through a pre-closing dividend from Platinum of $10.00 per share, or $253.2 million (the “Special Dividend”), RenaissanceRe available funds of $604.4 million and a short term bridge loan of $300.0 million. On March 24, 2015, RenaissanceRe Finance Inc. (“RenaissanceRe Finance”), a wholly owned subsidiary of RenaissanceRe, issued $300.0 million of its 3.700% Senior Notes due 2025 (together with cash on hand) to replace the short term bridge loan used to fund part of the cash consideration. Refer to “Note 10. Debt and Credit Facilities” for additional information related to the 3.700% Senior Notes due 2025.
In connection with the acquisition of Platinum, RenaissanceRe incurred transaction and other-related expenses of $53.5 million during 2015, which includes $11.8 million related to transaction costs, including due diligence, legal, accounting and investment banking fees and expenses, $5.4 million of costs related to the integration of Platinum within the RenaissanceRe organization, and $36.3 million of compensation-related costs associated with terminating employees of Platinum. In the fourth quarter of 2014, RenaissanceRe also incurred $6.7 million of transaction-related expenses. These expenses have all been reported as a component of corporate expenses.
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

Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and liabilities of Platinum based on estimated fair values on March 2, 2015, the date the transaction closed, as detailed below. The Company recognized goodwill of $191.7 million primarily attributable to Platinum’s assembled workforce and synergies expected to result upon integration of Platinum into the Company’s operations. There were no other adjustments to carried goodwill during the period ended December 31, 2015 reflected on the Company’s consolidated balance sheet at December 31, 2015. The Company recognized identifiable finite lived intangible assets of $75.2 million, which are being amortized over a weighted average period of eight years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in the table below:

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

Identifiable intangible assets at March 2, 2015 and at December 31, 2015, consisted of the following, and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Key non-contractual relationships	$30,400	10 years
Value of business acquired	20,200	2 years
Renewal rights	15,800	15 years
Insurance licenses	8,400	Indefinite
Internally developed and used computer software	3,500	2 years
Other non-contractual relationships	2,300	3 years
Non-compete agreements	1,900	2.5 years
Trade name	1,100	6 months
Identifiable intangible assets, before amortization, at March 2, 2015	83,600
Amortization (from March 2, 2015 through December 31, 2015)	(17,905)
Net identifiable intangible assets at December 31, 2015 related to the acquisition of Platinum	$65,695

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
As part of the allocation of the purchase price, included in the adjustment to other assets in the table above is a deferred tax asset of $29.1 million related to certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity, summarized in the table above, which was partially offset by a deferred tax liability of $13.1 million related to the estimated fair value of the intangible assets recorded. Other net deferred tax assets recorded primarily relate to differences between financial reporting and tax basis of the acquired assets and liabilities as of the acquisition date, March 2, 2015. The Company estimates that none of the goodwill that was recorded will be deductible for income tax purposes.

Financial Results
FASB ASC Topic Business Combinations prescribes disclosure of the amounts of revenue and earnings of the acquiree since the acquisition date included in the consolidated statement of operations for the reporting period. However, the Company believes this disclosure has become impracticable given the acquired subsidiaries of Platinum have been fully integrated into the Company’s organizational structure through an internal reorganization, resulting in capital and assets being reallocated throughout the organization. In addition, reinsurance contracts have been renewed using both previously existing and acquired subsidiaries and the Company does not discretely manage the Platinum subsidiaries acquired, thereby rendering it impracticable to accurately estimate the amounts of revenue and earnings of Platinum since March 2, 2015 included in the consolidated statement of operations for the reporting period.
Supplemental Pro Forma Information
Platinum’s results have been included in the Company's consolidated financial statements from March 2, 2015 to December 31, 2015. The following table presents unaudited pro forma consolidated financial information for the years ended December 31, 2015 and 2014 and assumes the acquisition of Platinum occurred on January 1, 2014. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2014 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Platinum. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Platinum, as they are nonrecurring.

Year ended December 31,	2015	2014
Total revenues	$1,593,735	$1,872,612
Net income available to RenaissanceRe common shareholders	423,768	685,735

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
NOTE 4. DISCONTINUED OPERATIONS
REAL
On August 30, 2013, the Company entered into a purchase agreement with Munich-American Holding Corporation (together with applicable affiliates, “Munich”) to sell its U.S.-based weather and weather-related energy risk management unit, which included RenRe Commodity Advisors LLC, Renaissance Trading Ltd. and RenRe Energy Advisors Ltd. (collectively referred to as “REAL”) and, on October 1, 2013, the Company closed the sale of REAL to Munich. In the third quarter of 2013, the Company classified the assets and liabilities associated with this transaction as held for sale and the financial results are reflected in the Company’s consolidated financial statements as “discontinued operations.”
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
The Company did not have any assets, liabilities or shareholders’ equity of discontinued operations held for sale related to REAL at December 31, 2015 or 2014.

The Company did not have any income (loss) from discontinued operations held for sale for the years ended December 31, 2015 and 2014. Details of the income from discontinued operations for the year ended December 31, 2013 is as follows:

Year ended December 31, 2013	REAL
Revenues
Net investment income	$1,150
Net foreign exchange gains	849
Other income	701
Net realized and unrealized losses on investments	(18)
Total revenues	2,682
Expenses
Operational expenses	89
Corporate expenses	104
Total expenses	193
Income before taxes	2,489
Income tax expense	(67)
Income from discontinued operations	$2,422

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows an analysis of goodwill and other intangible assets:

	Goodwill and other intangible assets
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2013
Gross amount	$8,160	$12,999	$21,159
Accumulated impairment losses and amortization	(2,299)	(10,749)	(13,048)
	5,861	2,250	8,111
Amortization	—	(209)	(209)
Balance as of December 31, 2014
Gross amount	8,160	12,999	21,159
Accumulated impairment losses and amortization	(2,299)	(10,958)	(13,257)
	5,861	2,041	7,902
Acquired during the year	191,729	83,600	275,329
Amortization	—	(18,077)	(18,077)
Balance as of December 31, 2015
Gross amount	199,889	96,599	296,488
Accumulated impairment losses and amortization	(2,299)	(29,035)	(31,334)
	$197,590	$67,564	$265,154

During the first quarter of 2015, the Company recognized goodwill of $191.7 million primarily attributable to Platinum’s assembled workforce and synergies expected to result upon integration of Platinum into the Company’s operations. There were no other adjustments to carried goodwill reflected in the above table during the period ended December 31, 2015. Also during 2015, the Company recognized identifiable finite lived intangible assets of $75.2 million and identifiable indefinite lived intangible assets of $8.4 million. See “Note 3. Acquisition of Platinum” for additional information related to the Company’s acquisition of Platinum and other intangible assets acquired.

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2013
Gross amount	$12,545	$45,478	$58,023
Accumulated impairment losses and amortization	—	(28,811)	(28,811)
	12,545	16,667	29,212
Adjustments to gross amount	(227)	(78)	(305)
Amortization	—	(3,655)	(3,655)
Balance as of December 31, 2014
Gross amount	12,318	45,400	57,718
Accumulated impairment losses and amortization	—	(32,466)	(32,466)
	12,318	12,934	25,252
Acquired during the year	—	6,396	6,396
Amortization	—	(2,900)	(2,900)
Impairment losses	(4,500)	(1,094)	(5,594)
Balance as of December 31, 2015
Gross amount	12,318	51,796	64,114
Accumulated impairment losses and amortization	(4,500)	(36,460)	(40,960)
	$7,818	$15,336	$23,154

During the fourth quarter of 2015, the Company recognized impairment losses in corporate expenses of $4.5 million and $1.1 million related to goodwill and other intangible assets, respectively, associated with its investment in a commodity related risk management company. The other intangible assets primarily related to customer lists. In accordance with the Company’s established accounting policy, the beginning of the fourth quarter was used as the date for performing the annual impairment test. The Company first assessed qualitative factors to determine whether it was necessary to perform a quantitative impairment test. Based on its qualitative assessment, the Company determined it was more likely than not that the fair value of the goodwill and other intangible assets in question were less than their respective carrying amounts. The qualitative assessment included the following factors which the Company determined had significantly deteriorated given specific facts and circumstances: macroeconomic conditions; industry and market conditions; costs factors; and overall financial performance. In light of the qualitative assessment, the Company performed a quantitative analysis using a discounted cash flow model and concluded that the full amount of the goodwill and other intangible assets associated with this equity method investment were impaired.

The gross carrying value and accumulated amortization by major category of other intangible assets is shown below:

	Other intangible assets
At December 31, 2015	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$95,458	$(33,294)	$62,164
Value of business acquired	20,200	(13,467)	6,733
Licenses	10,267	—	10,267
Software	12,230	(10,188)	2,042
Patents and intellectual property	4,500	(4,500)	—
Covenants not-to-compete	4,030	(2,763)	1,267
Trademarks and trade names	1,710	(1,283)	427
	$148,395	$(65,495)	$82,900

	Other intangible assets
At December 31, 2014	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$40,562	$(28,057)	$12,505
Software	8,730	(8,730)	—
Patents and intellectual property	4,500	(4,500)	—
Covenants not-to-compete	2,130	(1,978)	152
Licenses	1,867	—	1,867
Trademarks and trade names	610	(159)	451
	$58,399	$(43,424)	$14,975

The useful life of intangible assets with finite lives ranges from one to 25 years, with a weighted-average amortization period of 8.1 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total
2016	$13,968	$3,349	$17,317
2017	8,041	2,971	11,012
2018	5,727	2,632	8,359
2019	5,446	2,463	7,909
2020	5,237	1,582	6,819
2021 and thereafter	18,878	2,339	21,217
Total remaining amortization expense	$57,297	$15,336	$72,633
Indefinite lived	10,267	—	10,267
Total	$67,564	$15,336	$82,900

NOTE 6. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	December 31, 2015	December 31, 2014
U.S. treasuries	$2,064,944	$1,671,471
Agencies	137,976	96,208
Municipal	583,282	—
Non-U.S. government (Sovereign debt)	334,981	280,651
Non-U.S. government-backed corporate	138,994	146,467
Corporate	2,055,323	1,610,442
Agency mortgage-backed	504,368	312,333
Non-agency mortgage-backed	262,235	241,590
Commercial mortgage-backed	554,625	373,117
Asset-backed	128,277	24,406
Total fixed maturity investments trading	$6,765,005	$4,756,685

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
At December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$143	$7	$—	$150	$—
Non-agency mortgage-backed	7,005	1,523	—	8,528	550
Commercial mortgage-backed	6,578	293	—	6,871	—
Asset-backed	2,217	47	—	2,264	—
Total fixed maturity investments available for sale	$15,943	$1,870	$—	$17,813	$550

		Included in Accumulated Other Comprehensive Income
At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$3,928	$359	$—	$4,287	$—
Non-agency mortgage-backed	9,478	1,985	(3)	11,460	656
Commercial mortgage-backed	7,291	643	—	7,934	—
Asset-backed	3,075	129	—	3,204	—
Total fixed maturity investments available for sale	$23,772	$3,116	$(3)	$26,885	$656

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

	Trading		Available for Sale		Total Fixed Maturity Investments
At December 31, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$253,700	$252,257	$—	$—	$253,700	$252,257
Due after one through five years	3,872,756	3,833,261	—	—	3,872,756	3,833,261
Due after five through ten years	1,031,351	1,011,132	—	—	1,031,351	1,011,132
Due after ten years	220,768	218,850	—	—	220,768	218,850
Mortgage-backed	1,318,468	1,321,228	13,726	15,549	1,332,194	1,336,777
Asset-backed	128,834	128,277	2,217	2,264	131,051	130,541
Total	$6,825,877	$6,765,005	$15,943	$17,813	$6,841,820	$6,782,818

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	December 31, 2015	December 31, 2014

Financials	$193,716	$222,190
Communications and technology	65,833	31,376
Industrial, utilities and energy	51,168	28,859
Consumer	40,918	19,522
Healthcare	36,148	16,582
Basic materials	6,094	3,569
Total	$393,877	$322,098

Pledged Investments
At December 31, 2015, $2.5 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s standby letter of credit facility and bilateral letter of credit facility (2014 - $2.4 billion). Of this amount, $664.6 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (2014 - $691.9 million).
Reverse Repurchase Agreements
At December 31, 2015, the Company held $26.2 million (2014 - $49.3 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2015	2014	2013
Fixed maturity investments	$134,800	$100,855	$95,907
Short term investments	1,227	944	1,698
Equity investments	8,346	3,450	2,295
Other investments
Private equity investments	9,455	18,974	45,767
Other	12,472	11,037	73,735
Cash and cash equivalents	467	395	191
	166,767	135,655	219,593
Investment expenses	(14,200)	(11,339)	(11,565)
Net investment income	$152,567	$124,316	$208,028

Net Realized and Unrealized (Losses) Gains on Investments
Net realized and unrealized (losses) gains on investments are as follows:

Year ended December 31,	2015	2014	2013
Gross realized gains	$50,488	$45,568	$72,492
Gross realized losses	(53,630)	(14,868)	(50,206)
Net realized (losses) gains on fixed maturity investments	(3,142)	30,700	22,286
Net unrealized (losses) gains on fixed maturity investments trading	(64,908)	19,680	(87,827)
Net realized and unrealized gains (losses) on investments-related derivatives	5,443	(30,931)	31,058
Net realized gains on equity investments trading	16,348	10,908	26,650
Net unrealized (losses) gains on equity investments trading	(22,659)	11,076	42,909
Net realized and unrealized (losses) gains on investments	$(68,918)	$41,433	$35,076

The following table provides an analysis of the components of other comprehensive income and reclassifications out of accumulated other comprehensive income.

	Year ended December 31, 2015
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$303	$3,113	$3,416
Other comprehensive loss before reclassifications	(65)	(917)	(982)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized (losses) gains on investments	—	(326)	(326)
Net current-period other comprehensive loss	(65)	(1,243)	(1,308)
Ending balance	$238	$1,870	$2,108

	Year ended December 31, 2014
	Investments in other ventures	Fixed maturity investments available for sale	Total
Beginning balance	$163	$3,968	$4,131
Other comprehensive income (loss) before reclassifications	140	(855)	(715)
Amounts reclassified from accumulated other comprehensive income by statement of operations line item:
Realized gains reclassified from accumulated other comprehensive income to net realized and unrealized gains (losses) on investments	—	—	—
Net current-period other comprehensive income (loss)	140	(855)	(715)
Ending balance	$303	$3,113	$3,416

The Company did not have any fixed maturity investments available for sale in an unrealized loss position at December 31, 2015. The following tables provide an analysis of the length of time the Company’s fixed maturity investments available for sale in an unrealized loss have been in a continual unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Total	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-agency mortgage-backed	$—	$—	$69	$(3)	$69	$(3)
Total	$—	$—	$69	$(3)	$69	$(3)

At December 31, 2015, the Company held zero fixed maturity investments available for sale securities that were in an unrealized loss position (2014 - two), and therefore zero fixed maturity investments available for sale securities that were in an unrealized loss position for twelve months or greater (2014 - two). The Company does not intend to sell securities and it is not more likely than not that the Company will be required to sell securities before the anticipated recovery of the remaining amortized cost basis. The Company performed reviews of its fixed maturity investments available for sale for the years ended December 31, 2015 and 2014, respectively, in order to determine whether declines in the fair value below the amortized cost basis were considered other-than-temporary in accordance with the applicable guidance, as discussed below.
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
During 2015, the Company recognized $Nil of other-than-temporary impairments which were recognized in earnings and $Nil related to other factors which were recognized in other comprehensive income (2014 – $Nil and $Nil, respectively, 2013 - $Nil and $Nil, respectively).
The following table provides a rollforward of the amount of other-than-temporary impairments related to credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income:

	2015	2014
Balance – January 1	$498	$561
Reductions:
Securities sold during the period	(81)	(63)
Balance – December 31	$417	$498

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2015	2014
Catastrophe bonds	$241,253	$200,329
Private equity partnerships	214,848	281,932
Senior secured bank loan fund	23,231	19,316
Hedge funds	2,289	2,570
Total other investments	$481,621	$504,147

Interest income, income distributions and net realized and unrealized gains on other investments are included in net investment income and totaled $21.9 million (2014 – $30.0 million, 2013 – $119.5 million) of which $13.5 million related to net unrealized losses (2014 – losses of $1.4 million, 2013 – gains of $75.8 million). Included in net investment income for 2015 is a loss of $2.5 million (2014 - $0.6 million, 2013 - $3.7 million) representing the change in estimate during the period related to the difference between the Company’s estimated fair value due to the lag in reporting, as discussed in “Note 2. Significant Accounting Policies,” and the actual amount as reported in the final net asset values provided by the Company’s fund managers.
The Company has committed capital to private equity partnerships and other entities of $724.5 million, of which $528.8 million has been contributed at December 31, 2015. The Company’s remaining commitments to these funds at December 31, 2015 totaled $204.5 million. In the future, the Company may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2015			2014
At December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$19,155	$50,000	25.0%	$20,811
Tower Hill	10,000	31.3%	19,981	10,000	30.3%	18,991
Tower Hill Re	4,250	25.0%	4,136	4,250	25.0%	5,162
Tower Hill Signature	500	25.0%	7,315	500	25.0%	5,692
Total Tower Hill Companies	64,750		50,587	64,750		50,656
Top Layer Re	65,375	50.0%	68,936	65,375	50.0%	60,911
Other	23,607	43.5%	12,828	13,507	36.3%	9,146
Total investments in other ventures, under equity method	$153,732		$132,351	$143,632		$120,713

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
The Company originally invested $13.1 million in Top Layer Re, representing a 50.0% ownership. In December 2010, March 2011 and December 2011, primarily as a result of net claims and claim expenses incurred by Top Layer Re with respect to the September 2010 New Zealand Earthquake, the February 2011 New Zealand Earthquake and the Tohoku Earthquake and Tsunami, respectively, the Company invested an additional $13.8 million, $20.5 million and $18.0 million, respectively, in Top Layer Re, maintaining the Company’s 50% ownership interest.
The table below shows the Company’s equity in earnings of other ventures, under equity method:

Year ended December 31,	2015	2014	2013

Tower Hill Companies	$13,116	$18,376	$10,270
Top Layer Re	8,026	10,411	13,836
Other	(661)	(2,712)	(912)
Total equity in earnings of other ventures	$20,481	$26,075	$23,194

Undistributed earnings in the Company’s investments in other ventures, under equity method were $10.1 million at December 31, 2015 (2014 - $20.0 million). During 2015, the Company received $13.3 million of dividends from its investments in other ventures, under equity method (2014 – $10.3 million, 2013 – $9.9 million). Except for Top Layer Re, the equity in earnings of the Company’s investments in other ventures are reported one quarter in arrears.

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,064,944	$2,064,944	$—	$—
Agencies	137,976	—	137,976	—
Municipal	583,282	—	583,282	—
Non-U.S. government (Sovereign debt)	334,981	—	334,981	—
Non-U.S. government-backed corporate	138,994	—	138,994	—
Corporate	2,055,323	—	2,047,705	7,618
Agency mortgage-backed	504,518	—	504,518	—
Non-agency mortgage-backed	270,763	—	270,763	—
Commercial mortgage-backed	561,496	—	561,496	—
Asset-backed	130,541	—	130,541	—
Total fixed maturity investments	6,782,818	2,064,944	4,710,256	7,618
Short term investments	1,208,401	—	1,208,401	—
Equity investments trading	393,877	393,877	—	—
Other investments
Catastrophe bonds	241,253	—	241,253	—
Private equity partnerships	214,848	—	—	214,848
Senior secured bank loan fund	23,231	—	—	23,231
Hedge funds	2,289	—	—	2,289
Total other investments	481,621	—	241,253	240,368
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (1)	(5,899)	—	—	(5,899)
Derivatives (2)	1,486	(1,234)	2,720	—
Other	(12,320)	—	(12,320)	—
Total other assets and (liabilities)	(16,733)	(1,234)	(9,600)	(5,899)
	$8,849,984	$2,457,587	$6,150,310	$242,087

(1)	Included in assumed and ceded (re)insurance contracts at December 31, 2015 are $3.5 million and $9.4 million of other assets and other liabilities, respectively.

(2)	See “Note 20. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$1,671,471	$1,671,471	$—	$—
Agencies	96,208	—	96,208	—
Non-U.S. government (Sovereign debt)	280,651	—	280,651	—
Non-U.S. government-backed corporate	146,467	—	146,467	—
Corporate	1,610,442	—	1,594,782	15,660
Agency mortgage-backed	316,620	—	316,620	—
Non-agency mortgage-backed	253,050	—	253,050	—
Commercial mortgage-backed	381,051	—	381,051	—
Asset-backed	27,610	—	27,610	—
Total fixed maturity investments	4,783,570	1,671,471	3,096,439	15,660
Short term investments	1,013,222	—	1,013,222	—
Equity investments trading	322,098	322,098	—	—
Other investments
Private equity partnerships	281,932	—	—	281,932
Catastrophe bonds	200,329	—	200,329	—
Senior secured bank loan fund	19,316	—	—	19,316
Hedge funds	2,570	—	—	2,570
Total other investments	504,147	—	200,329	303,818
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (1)	(8,744)	—	—	(8,744)
Derivatives (2)	6,345	(569)	7,104	(190)
Other	(11,509)	—	(11,509)	—
Total other assets and (liabilities)	(13,908)	(569)	(4,405)	(8,934)
	$6,609,129	$1,993,000	$4,305,585	$310,544

(1)	Included in assumed and ceded (re)insurance contracts at December 31, 2014 are $5.7 million and $14.6 million of other assets and other liabilities, respectively.

(2)	See “Note 20. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
U.S. treasuries
Level 1 - At December 31, 2015, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 1.3% and a weighted average credit quality of AA (2014 - 1.0% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At December 31, 2015, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.7% and a weighted average credit quality of AA (2014 - 1.2% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - In connection with the acquisition of Platinum, the Company acquired a portfolio of municipal fixed maturity investments. At December 31, 2015, the Company’s municipal fixed maturity investments had a weighted average effective yield of 2.0% and a weighted average credit quality of AA. At December 31, 2014, the Company did not have an allocation to municipal fixed maturity investments. The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers.  Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available.  The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.  In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At December 31, 2015, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 1.4% and a weighted average credit quality of AA (2014 - 1.1% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At December 31, 2015, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.3% and a weighted average credit quality of AA (2014 - 1.1% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At December 31, 2015, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.8% and a weighted average credit quality of BBB (2014 - 3.2% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At December 31, 2015, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.7%, a weighted average credit quality of AA and a weighted average life of 6.1 years (2014 - 2.3%, AA and 5.6 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At December 31, 2015, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 3.8%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.3 years (2014 - 3.4%, non-investment grade and 4.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at December 31, 2015 had a weighted average effective yield of 4.7%, a weighted average credit quality of non-investment grade and a weighted average life of 5.4 years (2014 - 4.3%, BBB and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At December 31, 2015, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 2.9%, a weighted average credit quality of AAA, and a weighted average life of 3.7 years (2014 - 2.1%, AAA and 3.5 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At December 31, 2015, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.1%, a weighted average credit quality of AAA and a weighted average life of 2.5 years (2014 - 1.5%, AAA and 2.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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
At June 30, 2014, the Company had a corporate fixed maturity investment of $30.2 million in the convertible preferred equity of Trupanion, for which the Company measured the fair value using Level 3 inputs. On July 18, 2014, Trupanion common stock began publicly trading on the NYSE. Effective immediately prior to the closing of the IPO, the Company’s investment in the convertible preferred equity of Trupanion was converted into 2.5 million common shares of Trupanion. Trupanion common shares began publicly trading on the NYSE on July 18, 2014 at a share price of $10.00, resulting in a fair value of $24.6 million. Following the IPO, the Company transferred its investment in Trupanion from corporate fixed maturity investments to its portfolio of equity investments trading on its consolidated balance sheet and any realized and unrealized gains or losses related to Trupanion from the IPO price are included in net realized and unrealized gains (losses) on investments on the Company’s consolidated statements of operations. Included in equity investments trading at December 31, 2015 is $26.9 million related to the Company’s investment in Trupanion.
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
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at December 31, 2015 of $12.3 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

December 31, 2015	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$7,618	Discounted cash flow	Credit spread (U)	n/a	n/a	2.9%
			Liquidity discount (U)	n/a	n/a	1.0%
			Risk-free rate (O)	n/a	n/a	0.5%
			Dividend rate (O)	n/a	n/a	6.7%
Total fixed maturity investments	7,618
Other investments
Private equity partnerships	214,848	Net asset valuation	Estimated performance (U)	(24.6)%	39.0%	0.5%
Senior secured bank loan fund	23,231	Net asset valuation	Estimated performance (U)	n/a	n/a	0.9%
Hedge funds	2,289	Net asset valuation	Estimated performance (U)	0.0%	0.0%	0.0%
Total other investments	240,368
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,270)	Internal valuation model	Bond price (U)	$93.24	$99.86	$96.63
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(4,629)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(10,228)
			Expected loss ratio (U)	n/a	n/a	18.0%
			Net acquisition expense ratio (O)	n/a	n/a	17.0%
			Contract period (O)	0.5 years	3.0 years	2.3 years
			Discount rate (U)	n/a	n/a	1.3%
Total assumed and ceded (re)insurance contracts	(5,899)
Total other assets and (liabilities)	(5,899)
	$242,087

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company with a fair value of $7.6 million at December 31, 2015. The Company measures the fair value of this investment using a discounted cash flows (“DCF”) model and seeks to incorporate all relevant information reasonably available. The Company considers the contractual agreement which stipulates the methodology for calculating a dividend rate to be paid upon liquidation, conversion or redemption. At December 31, 2015, the dividend rate was 6.7%. In addition, the Company has estimated a liquidity discount of 1.0%, a risk-free rate of 0.5% and a credit spread of 2.9%. To ensure the estimate for fair value determined using the DCF model is reasonable, the Company reviews private market comparables of similar investments, if available, and in particular, credit ratings of other private market comparables for similar investments to determine the appropriateness of its estimate of fair value using a DCF model. The fair value of the Company’s investment in this corporate fixed maturity investment determined by the DCF model is positively correlated to the dividend rate, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
Other investments
Private equity partnerships
Level 3 - Included in the Company’s $214.8 million of investments in private equity partnerships at December 31, 2015 were alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts; mezzanine investments; distressed securities; real estate; and oil, gas and power. The fair value of private equity partnership investments is based on current estimated net asset values established in accordance with the governing documents of such investments and is obtained from the investment manager or general partner of the respective entity. The type of underlying investments held by the investee which form the basis of the net asset valuation include assets such as private business ventures, for which the Company does not have access to financial information. As a result, the Company is unable to corroborate the fair value measurement of the underlying investments of the private equity partnership and therefore requires significant management judgment to determine the fair value of the private equity partnership. In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period.
In circumstances in which the Company estimates the return for the current period, all relevant information reasonably available to the Company is utilized. This principally includes preliminary estimates reported to the Company by its fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to the Company with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which the Company has obtained reported results, or other valuation methods, where possible. The range of such current estimated periodic returns for the three months ended December 31, 2015 was negative 24.6% to positive 39.0% with a weighted average of positive 0.5%. The fair value of the Company’s investment in private equity partnerships is positively correlated to the estimated periodic rate of return. The Company also considers factors such as recent financial information, the value of capital transactions with the partnership and management’s judgment regarding whether any adjustments should be made to the net asset value. For each respective private equity partnership, the Company obtains and reviews the valuation methodology used by the investment manager or general partner and the latest audited annual financial statements to attempt to ensure that the investment partnership is following fair value principles consistent with GAAP in determining the net asset value of each limited partner’s interest.
Senior secured bank loan fund
Level 3 - At December 31, 2015 the Company had $23.2 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager. The lock up provisions in this fund result in a lack of current observable market transactions between the fund participants and the fund, and therefore, the Company considers the fair value of its investment in this fund to be determined using Level 3 inputs. The Company obtains and reviews the latest audited annual financial statements to attempt to ensure that the fund is following fair value principles consistent with GAAP in determining the net asset value. The fair value of the Company’s investment in the senior secured bank loan fund is positively correlated to the estimated monthly net asset valuations received from the investment manager.
Hedge funds
Level 3 - At December 31, 2015 the Company had $2.3 million of hedge fund investments that are invested in so called “side pockets” or illiquid investments. In these instances, the Company generally does not have the right to redeem its interest, and as such, the Company classifies this portion of its investment as Level

3. The fair value of these illiquid investments is determined by adjusting the previous periods’ reported net asset value (generally one month in arrears) for an estimated periodic rate of return obtained from the respective investment manager.
For each hedge fund investment, the Company obtains and reviews the valuation methodology used by the investment manager and the latest audited annual financial statements to attempt to ensure that the hedge fund investment is following fair value principles consistent with GAAP in determining the net asset value.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At December 31, 2015 the Company had a $1.3 million liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At December 31, 2015 the Company had a $4.6 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available.  The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows.  The contract period and acquisition expense ratio are considered observable inputs as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2014	$27,580	$344,248	$(2,490)	$369,338
Total unrealized gains (losses)
Included in net investment income	12,724	1,045	1,455	15,224
Total realized (losses) gains
Included in other income (loss)	—	—	1,262	1,262
Total foreign exchange losses	—	(3,279)	(21)	(3,300)
Purchases	—	43,130	(9,140)	33,990
Settlements	—	(81,326)	—	(81,326)
Net transfers out of Level 3	(24,644)	—	—	(24,644)
Balance - December 31, 2014	$15,660	$303,818	$(8,934)	$310,544
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(66)	$1,045	$1,455	$2,434

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2015	$15,660	$303,818	$(8,934)	$310,544
Total unrealized (losses) gains
Included in net investment income	(542)	(12,992)	183	(13,351)
Included in other income (loss)	—	—	(426)	(426)
Total realized gains
Included in other income (loss)	—	—	6,628	6,628
Total foreign exchange gains	—	(2,181)	7	(2,174)
Purchases	—	24,446	80,996	105,442
Sales	—	—	(84,353)	(84,353)
Settlements	(7,500)	(72,723)	—	(80,223)
Balance - December 31, 2015	$7,618	$240,368	$(5,899)	$242,087
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(359)	$(12,992)	$—	$(13,351)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other loss	$—	$—	$(426)	$(426)

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

Senior Notes
Included on the Company’s consolidated balance sheet at December 31, 2015 were debt obligations of $966.1 million (December 31, 2014 - $249.5 million). At December 31, 2015, the fair value of the Company’s debt obligations was $973.3 million (December 31, 2014 – $279.0 million).
The fair value of the Company’s debt obligations is determined using indicative market pricing obtained from third-party service providers, which the Company considers Level 2 in the fair value hierarchy. There have been no changes during the period in the Company’s valuation technique used to determine the fair value of the Company’s debt obligations. Refer to “Note 10. Debt and Credit Facilities” for additional information related to the Company’s debt obligations.
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

	2015	2014
Other investments	$481,621	$504,147
Other assets	$3,463	$5,664
Other liabilities	$9,362	$14,408

Included in net investment income for 2015 was net unrealized losses of $13.5 million related to the changes in fair value of other investments (2014 – losses of $1.4 million, 2013 – gains of $75.8 million). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other income (loss) was $0.4 million for 2015 (2014 – $Nil, 2013 – $Nil).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations:

At December 31, 2015	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$214,848	$202,050	See below	See below	See below
Senior secured bank loan fund	23,231	2,475	See below	See below	See below
Hedge funds	2,289	—	See below	See below	See below
Total other investments measured using net asset valuations	$240,368	$204,525

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
Senior secured bank loan fund – At December 31, 2015 the Company had $23.2 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. The Company’s investment in this fund is valued using the estimated monthly net asset valuation received from the investment manager, as discussed in detail above. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The fair values of the investments in this category are estimated using the net asset value per share of the funds, as discussed in detail above. The Company’s investments in hedge funds at December 31, 2015 were $2.3 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments, referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2015	2014	2013
Premiums written
Direct	$130,681	$76,511	$54,334
Assumed	1,880,629	1,474,061	1,551,078
Ceded	(595,127)	(482,336)	(401,465)
Net premiums written	$1,416,183	$1,068,236	$1,203,947
Premiums earned
Direct	$98,182	$66,027	$44,530
Assumed	1,769,088	1,450,047	1,482,511
Ceded	(466,719)	(453,658)	(412,415)
Net premiums earned	$1,400,551	$1,062,416	$1,114,626
Claims and claim expenses
Gross claims and claim expenses incurred	$544,972	$228,581	$185,139
Claims and claim expenses recovered	(96,734)	(30,634)	(13,852)
Net claims and claim expenses incurred	$448,238	$197,947	$171,287

The reinsurers with the three largest balances accounted for 21.5%, 13.8% and 13.1%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2015 (2014 - 35.4%, 14.9% and 7.0%, respectively). The valuation allowance recorded against reinsurance recoverable was $1.6 million at December 31, 2015 (2014 - $1.0 million). The three largest company-specific components of the valuation allowance represented 22.7%, 8.3% and 3.2%, respectively, of the Company’s total valuation allowance at December 31, 2015 (2014 - 17.9%, 4.0% and 2.9%, respectively).

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
Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2015	2014	2013
Net reserves as of January 1	$1,345,816	$1,462,705	$1,686,865
Net incurred related to:
Current year	610,685	341,745	315,241
Prior years	(162,447)	(143,798)	(143,954)
Total net incurred	448,238	197,947	171,287
Net paid related to:
Current year	95,747	39,830	32,212
Prior years	459,905	275,006	363,235
Total net paid	555,652	314,836	395,447
Amounts acquired (1)	1,394,117	—	—
Net reserves as of December 31	2,632,519	1,345,816	1,462,705
Reinsurance recoverable as of December 31	134,526	66,694	101,025
Gross reserves as of December 31	$2,767,045	$1,412,510	$1,563,730

(1) Represents the fair value of Platinum's reserve for claims and claim expenses and reinsurance recoverable acquired at March 2, 2015.
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2015	2014	2013
Catastrophe Reinsurance	$(70,377)	$(65,511)	$(102,037)
Specialty Reinsurance	(91,912)	(55,909)	(34,111)
Lloyd’s	340	(16,241)	(8,256)
Other	(498)	(6,137)	450
Total favorable development of prior accident years net claims and claim expenses	$(162,447)	$(143,798)	$(143,954)

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
Specialty Reinsurance Segment
When developing the Company’s claims and claims expense reserves for its Specialty Reinsurance segment, the Company considers several actuarial techniques such as the expected loss ratio method, the Bornhuetter-Ferguson actuarial method and the paid and reported chain ladder actuarial method. For classes of business where the Company lacks significant historical claims experience, it principally uses the Bornhuetter-Ferguson actuarial method. This method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that the expected paid or reported losses are zero, and it assumes that past experience is not fully representative of the future. As the Company’s reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims is reflected in the respective reporting period as a change in estimate.
For classes of business where the Company has significant historical claims experience, estimates of ultimate losses that are not related to a specific event are generally initially determined based on the loss ratio method applied to each underwriting year and to each class of business. The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium. The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including: (1) contract by contract expected loss ratios developed during the Company’s pricing process; and (2) the Company’s historical loss ratios and combined ratios adjusted for rate change and trend. These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including: (1) market conditions; (2) changes in the business underwritten; (3) changes in timing of the emergence of claims; and (4) other factors that may influence ultimate loss ratios and losses.
The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratios also requires judgment. The Company generally makes adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances. This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported losses. Over time, as a greater number of claims are reported and the credibility of reported losses improves, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson actuarial method, as discussed above, and the reported chain ladder actuarial method.
The reported chain ladder actuarial method utilizes actual reported losses and a loss development pattern to determine an estimate of ultimate losses that is independent of the initial expected ultimate loss ratio and earned premium. The Company believes this technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable loss development pattern. Loss development patterns are determined utilizing actuarial analysis, including management’s judgment, and are based on historical patterns of paid losses and reporting of case reserves to us, as well as industry loss development patterns. Information that may cause future loss development patterns to differ from historical loss development patterns is considered and reflected in our selected loss development patterns as appropriate. For certain reinsurance contracts, historical loss development patterns may be developed from ceding company data or other sources.
In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment described above.
The Company reevaluates its actuarial reserving techniques on a periodic basis and reviews substantially all of its specialty reinsurance claims and claim expense reserves quarterly. Typically, the quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing the Company’s overall experience by underwriting year and in the aggregate. The Company monitors its expected ultimate claims and claim expense ratios and expected claims reporting assumptions on a quarterly basis and compares them to its actual experience. These actuarial assumptions are generally reviewed annually, based on input from the Company’s actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage the Company provides, changes in industry results for similar business, as well as its actual experience, to the extent the Company has enough data to rely on its own experience. If the Company determines that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified.
Lloyd’s Segment
The Company principally uses the Bornhuetter-Ferguson actuarial method to estimate claims and claim expenses within its Lloyd’s segment for its property and casualty (re)insurance contracts and quota share reinsurance business as it lacks significant historical claims information for this business. The comments discussed above relating to the Company’s reserving techniques and processes for the Company’s Specialty Reinsurance segment also apply to the Company’s Lloyd’s segment. In addition, certain of the Company’s coverages may be impacted by natural and man-made catastrophes. The Company estimates claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the Company’s Catastrophe Reinsurance segment discussed above.
Other Category
The Company uses the Bornhuetter-Ferguson actuarial method, as discussed above, to estimate claims and claim expenses within its Other category for its property and casualty insurance contracts and quota share reinsurance business. The comments discussed above relating to the Company’s reserving techniques and processes for the Company’s Specialty Reinsurance segment also apply to the Company’s Other category. In addition, certain of the Company’s coverages may be impacted by natural and man-made catastrophes. The Company estimates claim reserves for these claims after the event giving rise to these claims occurs, following a process that is similar to the Company’s Catastrophe Reinsurance segment discussed above.

Development of Liability for Unpaid Claims and Claim Expenses
The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2015	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd's Segment	Other	Total
Catastrophe net claims and claim expenses	(Favorable) adverse development
Large catastrophe events
Thailand Floods (2011)	$(18,823)	$—	$—	$—	$(18,823)
Tohoku Earthquake and Tsunami (2011)	(5,314)	—	—	—	(5,314)
New Zealand Earthquake (2011)	22,754	—	—	—	22,754
2011 International Events	(1,383)	—	—	—	(1,383)
Storm Sandy (2012)	(10,436)	(2,088)	—	—	(12,524)
April and May U.S. Tornadoes (2011)	(10,189)	—	—	—	(10,189)
Deepwater Horizon (2010)	—	(8,116)	—	—	(8,116)
Hurricanes Gustav and Ike (2008)	(4,673)	—	—	—	(4,673)
New Zealand Earthquake (2010)	769	326	—	—	1,095
Subprime (2007)	—	8,459	—	—	8,459
Other	(5,686)	(343)	—	(618)	(6,647)
Total large catastrophe events	(31,598)	(1,762)	—	(618)	(33,978)
Small catastrophe events
2014 U.S. Winter Storms and Wind and Thunderstorm Events	(28,042)	—	—	—	(28,042)
European Floods (2013)	(2,272)	—	—	—	(2,272)
Other	(8,465)	—	1,566	—	(6,899)
Total small catastrophe events	(38,779)	—	1,566	—	(37,213)
Total catastrophe net claims and claim expenses	(70,377)	(1,762)	1,566	(618)	(71,191)
Attritional net claims and claim expenses
Actuarial methods - actual reported claims less than expected claims	—	(94,944)	309	120	(94,515)
Actuarial assumption changes	—	4,794	(1,535)	—	3,259
Total attritional net claims and claim expenses	—	(90,150)	(1,226)	120	(91,256)
Total favorable development of prior accident years net claims and claim expenses	$(70,377)	$(91,912)	$340	$(498)	$(162,447)

Catastrophe Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Catastrophe Reinsurance segment in 2015 of $70.4 million was comprised of $31.6 million and $38.8 million related to large and small catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $10.4 million related to Storm Sandy, $10.2 million related to the April and May 2011 U.S. Tornadoes and $4.7 million related to the 2008 Hurricanes (Gustav and Ike), each principally the result of changes in our estimated ultimate loss for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events was $28.0 million related to 2014 U.S. winter storms and wind and thunderstorm events, each principally the result of changes in our estimated ultimate loss for each respective event. In addition, the Company experienced $17.0 million of favorable development related to a number of other large and small catastrophe events. Net favorable development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquake, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $1.4 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquake, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.
Specialty Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Specialty Reinsurance segment in 2015 of $91.9 million was comprised of $1.8 million and $90.2 million related to large catastrophe events and attritional net claims and claim expenses, respectively. Included in the favorable development of prior accident years net claims and claim expenses of $91.9 million in 2015 was $94.9 million related to attritional net claims and claim expenses reported coming in lower than expected on prior accident years events and $8.1 million related to reductions in estimated ultimate losses related to the Deepwater Horizon explosion and oil spill in 2010, partially offset by adverse development of $8.5 million related to the sub-prime related casualty losses from 2007 driven by reported claims from a number of cedants and adverse development of $4.8 million associated to actuarial assumption changes.
Lloyd’s Segment
The adverse development of prior accident years net claims and claim expenses within the Company’s Lloyd’s segment in 2015 of $0.3 million was comprised of adverse development of $1.6 million and favorable development of $1.2 million related to small catastrophe events and attritional net claims and claim expenses, respectively. Included in attritional net claims and claim expenses was $1.5 million of favorable development associated with actuarial assumption changes.
Other Category
The net favorable development on prior accident years of $0.5 million for 2015 within the Company’s Other category was principally the result of a reduction in the estimated ultimate losses on a number of catastrophe events.

The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for 2014 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2014	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd's Segment	Other	Total
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(20,104)	$—	$(4,128)	$—	$(24,232)
April and May U.S. Tornadoes (2011)	(13,939)	—	—	—	(13,939)
Thailand Floods (2011)	(9,254)	(2,500)	—	—	(11,754)
LIBOR (2011 and 2012)	—	(10,500)	(1,250)	—	(11,750)
Hurricanes Gustav and Ike (2008)	(6,647)	—	—	—	(6,647)
Tohoku Earthquake and Tsunami (2011)	(3,489)	(1,642)	—	—	(5,131)
Hurricane Irene (2011)	(4,506)	—	—	—	(4,506)
Windstorm Kyrill (2007)	(3,615)	—	—	—	(3,615)
Subprime (2007)	—	5,049	—	—	5,049
New Zealand Earthquake (2010)	24,692	—	—	—	24,692
Other	(10,644)	(1,826)	(1,234)	—	(13,704)
Total large catastrophe events	(47,506)	(11,419)	(6,612)	—	(65,537)
Small catastrophe events
European Floods (2013)	(7,552)	—	—	—	(7,552)
U.S. PCS 24 Wind and Thunderstorm (2013)	(6,712)	—	—	—	(6,712)
U.S. PCS 73 Wind and Thunderstorm (2012)	3,737	—	—	—	3,737
U.S. PCS 70 Wind and Thunderstorm (2012)	9,625	—	—	—	9,625
Other	(17,103)	—	(2,687)	(6,137)	(25,927)
Total small catastrophe events	(18,005)	—	(2,687)	(6,137)	(26,829)
Total catastrophe net claims and claim expenses	(65,511)	(11,419)	(9,299)	(6,137)	(92,366)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	—	(44,490)	(6,942)	—	(51,432)
Total attritional net claims and claim expenses	—	(44,490)	(6,942)	—	(51,432)
Total favorable development of prior accident years net claims and claim expenses	$(65,511)	$(55,909)	$(16,241)	$(6,137)	$(143,798)

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
Specialty Reinsurance Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Specialty Reinsurance segment in 2015 of $55.9 million was comprised of $11.4 million and $44.5 million related to large catastrophe events and attritional net claims and claim expenses, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was a $10.5 million reduction in estimated ultimate losses with respect to potential exposure to LIBOR related claims from prior accident years, partially offset by adverse development of $5.0 million from subprime related events from 2007 driven by reported claims from a number of cedants. Favorable development of prior accident years net claims and claim expenses of $44.5 million related to attritional net claims and claim expenses was driven by the application of the Company's formulaic actuarial reserving methodology. There were no actuarial reserving assumption changes during 2014.
Lloyd’s Segment
The favorable development of prior accident years net claims and claim expenses within the Company’s Lloyd’s segment in 2015 of $16.2 million was comprised of $6.6 million, $2.7 million and $6.9 million related to large catastrophe events, small catastrophe events and attritional net claims and claim expenses, respectively. Included in the favorable development of prior accident years net claims and claim expenses is a $4.1 million reduction in the estimated ultimate loss related to Storm Sandy included in large catastrophe events, with the $6.9 million favorable development of prior accident years net claims and claim expenses related to attritional net claims and claim expenses principally due to reported claims activity coming in lower than expected on prior accident years events. There were no actuarial reserving assumption changes during 2014.
Other Category
The net favorable development on prior accident years of $6.1 million for 2014 within the Company’s Other category was principally the result of a reduction in the estimated ultimate losses on a proportional property contract.

The following table details the development of the Company’s liability for unpaid claims and claim expenses for each of its Catastrophe Reinsurance, Specialty Reinsurance and Lloyd’s segments and Other category, for the 2013 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Year ended December 31, 2013	Catastrophe Reinsurance Segment	Specialty Reinsurance Segment	Lloyd’s Segment	Other	Total
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(44,460)	$—	$(3,825)	$—	$(48,285)
Tohoku Earthquake and Tsunami (2011)	(18,033)	(1,000)	—	—	(19,033)
Hurricanes Gustav and Ike (2008)	(16,261)	—	—	(404)	(16,665)
New Zealand Earthquake (2011)	(10,944)	—	—	—	(10,944)
Windstorm Kyrill (2007)	(8,244)	—	—	—	(8,244)
Hurricane Isaac (2012)	2,610	—	—	—	2,610
New Zealand Earthquake (2010)	11,040	300	—	—	11,340
Other	(776)	(1,763)	(1,442)	(1,325)	(5,306)
Total large catastrophe events	(85,068)	(2,463)	(5,267)	(1,729)	(94,527)
Small catastrophe events
U.S. PCS 83 Wind and Thunderstorm (2012)	(3,500)	—	—	—	(3,500)
U.S. PCS 76 Wind and Thunderstorm (2012)	(300)	—	—	—	(300)
U.S. PCS 70 Wind and Thunderstorm (2012)	8,225	—	—	—	8,225
Other	(21,394)	—	—	—	(21,394)
Total small catastrophe events	(16,969)	—	—	—	(16,969)
Total catastrophe net claims and claim expenses	$(102,037)	$(2,463)	$(5,267)	$(1,729)	$(111,496)
Attritional net claims and claim expenses
Bornhuetter-Ferguson actuarial method - actual reported claims less than expected claims	$—	$(21,216)	$(3,263)	$2,179	$(22,300)
Actuarial assumption changes	—	(10,432)	274	—	(10,158)
Total attritional net claims and claim expenses	$—	$(31,648)	$(2,989)	$2,179	$(32,458)
Total favorable development of prior accident years net claims and claim expenses	$(102,037)	$(34,111)	$(8,256)	$450	$(143,954)

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
Assumed Reinsurance Contracts Classified As Deposit Contracts
Net claims and claim expenses incurred were reduced by $0.3 million during 2015 (2014 – $0.3 million, 2013 – $0.4 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only.  Other income was increased by $6.2 million during 2015 (2014 – other loss decreased by $0.1 million, 2013 – other loss decreased by $0.1 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only.  Aggregate deposit liabilities of $32.3 million are included in reinsurance balances payable at December 31, 2015 (2014 – $39.0 million) and aggregate deposit assets of $Nil are included in other assets at December 31, 2015 (2014 – $Nil) associated with these contracts.
NOTE 10. DEBT AND CREDIT FACILITIES
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.700% Senior Notes due 2025	$287,100	$299,445	$—	$—
5.75% Senior Notes due 2020	270,000	249,614	279,000	249,522
Series B 7.50% Senior Notes due 2017	267,500	268,196	—	—
4.750% Senior Notes due 2025 (DaVinciRe)	148,742	148,824	—	—
	$973,342	$966,079	$279,000	$249,522

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

Credit Facilities
A summary of the Company’s credit facilities is set forth below:

At December 31, 2015	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	163,264
Uncommitted Standby Letter of Credit Facility with NAB	—
Bilateral Letter of Credit Facility with Citibank Europe	180,001
Funds at Lloyd’s Letter of Credit Facilities with Citibank Europe
Renaissance Reinsurance	360,000
RenaissanceRe Specialty Risks	8,861
Total credit facilities in U.S. dollars	$712,126

Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance Master Reimbursement Agreement	£85,000
Total credit facilities in pound sterling	£85,000

RenaissanceRe Revolving Credit Facility
On May 15, 2015, RenaissanceRe entered into an amended and restated credit agreement (the “Revolving Credit Agreement”) with various banks, financial institutions and Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, which amended and restated the credit agreement, dated as of May 17, 2012, as amended. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $250.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $350.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Revolving Credit Agreement) plus a margin, as more fully set forth in the Revolving Credit Agreement. At December 31, 2015, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
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
Uncommitted Standby Letter of Credit Facility with Wells Fargo Bank, National Association
Renaissance Reinsurance, RenaissanceRe Specialty Risks, DaVinci, Platinum Bermuda and Renaissance Reinsurance U.S. (collectively, the “Applicants”) and RenaissanceRe are parties to a Standby Letter of Credit Agreement, as amended (the “Standby Letter of Credit Agreement”) with Wells Fargo which provides for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the Applicants. RenaissanceRe has unconditionally guaranteed the payment obligations of the Applicants, other than DaVinci.

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
At December 31, 2015, the Applicants had $163.3 million of letters of credit outstanding under the Standby Letter of Credit Agreement.
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
At December 31, 2015, the NAB Facility Applicants had $Nil outstanding under the NAB Standby Letter of Credit Agreement.
Bilateral Letter of Credit Facility with Citibank Europe
Pursuant to the facility letter, dated September 17, 2010, as amended, among Citibank Europe plc (“CEP”) and certain subsidiaries and affiliates of RenaissanceRe (the “Facility Letter”), CEP has established a letter of credit facility (the “Bilateral Facility”) under which CEP provides a commitment to issue letters of credit for the account of one or more of the Bilateral Facility Participants (as defined below) and their respective subsidiaries in multiple currencies. The “Bilateral Facility Participants” include Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks, Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S., Platinum Bermuda and Renaissance Reinsurance U.S. The aggregate commitment amount is $300.0 million, subject to a combined sublimit of $25.0 million for letters of credit issued for the accounts of Platinum Bermuda and Renaissance Reinsurance U.S.
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
The Bilateral Facility is scheduled to expire on December 31, 2017. At all times during which it is a party to the Bilateral Facility, each Bilateral Facility Participant is obligated to pledge to CEP securities with a value (determined as provided in such facility) that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies, including terminating its commitment to such Bilateral Facility Participant and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each Bilateral Facility Participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
At December 31, 2015, $180.0 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $120.0 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Funds at Lloyd’s Letter of Credit Facilities
Effective November 23, 2015, Renaissance Reinsurance entered into a letter of credit facility with Bank of Montreal (“BMO”), CEP and ING Bank N.V. (“ING”) as lenders (the “Renaissance Reinsurance FAL Facility”), evidenced by a letter of credit reimbursement agreement (the “Reimbursement Agreement”), which provides for the issuance by the lenders of two letters of credit to support the business written by Syndicate 1458. The letters of credit have stated amounts of $360.0 million and £85.0 million, respectively. The Renaissance Reinsurance FAL Facility and the letters of credit issued thereunder replaced the letter of credit facility established to support Syndicate 1458 by Renaissance Reinsurance with CEP on April 29, 2009, pursuant to an Insurance Letters of Credit Master Agreement and related agreements, and the two letters of credit previously issued thereunder.
At all times during the term of the Renaissance Reinsurance FAL Facility, Renaissance Reinsurance is obligated to pledge to the lenders certain eligible securities with a collateral value (determined as provided in the Reimbursement Agreement) that, until a Full Collateralization Event (as defined in the Reimbursement Agreement) occurs, equals or exceeds, at Renaissance Reinsurance’s election, either (i) 100% of the aggregate amount of its then-outstanding letters of credit or (ii) greater than or equal to 60% but less than 100% of the aggregate amount of its then-outstanding letters of credit. Upon the occurrence of a Full Collateralization Event, Renaissance Reinsurance is obligated to collateralize the Renaissance Reinsurance FAL Facility at 100%.
In the Reimbursement Agreement, Renaissance Reinsurance makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational undertakings and other covenants, including maintaining a minimum net worth. In the case of an event of default under the Renaissance Reinsurance FAL Facility, the lenders may exercise certain remedies, including declaring all outstanding obligations of Renaissance Reinsurance under the Reimbursement Agreement and related credit documents due and payable and taking certain actions with respect to the collateral pledged by Renaissance Reinsurance (including the sale thereof).
At December 31, 2015, letters of credit issued by CEP under the Renaissance Reinsurance FAL Facility were outstanding in the face amount of $360.0 million and £85.0 million, respectively.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into a letter of credit facility (the “Specialty Risks FAL Facility”), evidenced by a Master Agreement (the “Specialty Risks Master Agreement”), and a related Pledge Agreement (the “Specialty Risks Pledge Agreement”), which provide for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit that are used to support business written by Syndicate 1458. At all times during the term of the Specialty Risks FAL Facility, RenaissanceRe Specialty Risks has agreed to pledge to CEP certain qualifying securities with a value (determined as provided in the Specialty Risks Pledge Agreement) equal to the aggregate face amount of the then-outstanding letters of credit. The Specialty Risks Master Agreement and the Specialty Risks Pledge Agreement contain representations, warranties and covenants that are customary for facilities of this type. At December 31, 2015, letters of credit issued by CEP under the Specialty Risks FAL Facility were outstanding in the face amount of $8.9 million.
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
Interest Paid and Scheduled Debt Maturity
Interest paid on the Company’s debt totaled $40.8 million for 2015 (2014 – $17.2 million, 2013 – $20.1 million).
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2015:

2016	$—
2017	250,000
2018	—
2019	—
2020	250,000
After 2020	450,000
Unamortized fair value adjustments	18,196
Unamortized discount on debt issuance	(2,117)
$966,079

NOTE 11. NONCONTROLLING INTERESTS
A summary of the Company’s noncontrolling interests on its consolidated balance sheets is set forth below:

	2015	2014
Redeemable noncontrolling interest - DaVinciRe	$930,955	$1,037,306
Redeemable noncontrolling interest - Medici	115,009	94,402
Redeemable noncontrolling interest	$1,045,964	$1,131,708

A summary of the Company’s noncontrolling interests on its consolidated statements of operations is set forth below:

	2015	2014	2013
Redeemable noncontrolling interest - DaVinciRe	$106,399	$149,817	$150,581
Redeemable noncontrolling interest - Medici	4,651	3,721	617
Noncontrolling interest - Angus Fund	—	—	(54)
Net income attributable to noncontrolling interests	$111,050	$153,538	$151,144

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 26.3% at December 31, 2015 (2014 - 23.4%).

DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of January 1 of the following year. Payment will be made by April 1, following delivery of the audited financial statements for the year in which the repurchase was effective. The repurchase price is generally subject to a true-up for development on outstanding loss reserves after settlement of all claims relating to the applicable years.
2014
During January 2014, DaVinciRe redeemed a portion of its outstanding shares from all existing DaVinciRe shareholders, including RenaissanceRe, while a new DaVinciRe shareholder purchased shares in DaVinciRe from the Company. The net redemption as a result of this transactions was $300.0 million. In connection with the redemption, DaVinciRe retained a $30.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to this transactions was 26.5%, effective January 1, 2014.
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
See “Note 24. Subsequent Events” for additional information related to DaVinciRe shareholder transactions which occurred subsequent to December 31, 2015.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2015	2014
Balance – January 1	$1,037,306	$1,063,368
Redemption of shares from redeemable noncontrolling interest	(212,750)	(224,455)
Sale of shares to redeemable noncontrolling interest	—	48,576
Comprehensive income:
Net income attributable to redeemable noncontrolling interest	106,399	149,817
Balance – December 31	$930,955	$1,037,306

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
2015
During 2015, third-party investors subscribed for and redeemed an aggregate of $36.1 million and $20.1 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 46.1%, effective December 31, 2015.
See “Note 24. Subsequent Events” for additional information related to Medici transactions which occurred subsequent to December 31, 2015.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	2015	2014
Balance – January 1	$94,402	$36,492
Redemption of shares from redeemable noncontrolling interest	(20,117)	(3,075)
Sale of shares to redeemable noncontrolling interest	36,073	57,264
Net income attributable to redeemable noncontrolling interest	4,651	3,721
Balance – December 31	$115,009	$94,402

NOTE 12. VARIABLE INTEREST ENTITIES
Upsilon Fund
Effective November 13, 2014, the Company incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is managed by RenaissanceRe Fund Management Ltd. in return for an expense override and profit commission. During 2015, the Company received an expense override and profit commission from Upsilon Fund of $1.7 million and $2.9 million, respectively (2014 - $Nil and $Nil, respectively).
Upsilon Fund is considered a VIE as the voting rights of the equity investors are not proportionate with the respective obligation to absorb expected losses or the right to receive expected residual returns. The Company does not have the obligation to absorb the losses, nor the right to receive the benefits, in accordance with the accounting guidance, that could be significant to Upsilon Fund. However, the Company does have the power over the activities that most significantly impact the economic performance of Upsilon Fund. Since the Company does not meet both criteria noted above, the Company is not the primary beneficiary of Upsilon Fund, and accordingly, does not consolidate Upsilon Fund. The Company has not provided any financial or other support to Upsilon Fund that it was not contractually required to provide.
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
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of Upsilon RFO as it: (i) has the power over the activities that most significantly impact the economic performance of Upsilon RFO and (ii) has the obligation to absorb losses and the right to receive benefits, in accordance with the accounting guidance, that could be significant to Upsilon RFO. As a result, the Company consolidates Upsilon RFO and all significant inter-company transactions have been eliminated. Other than its equity investment in Upsilon RFO, the Company has not provided financial or other support to Upsilon RFO that it was not contractually required to provide.
2014
In conjunction with risks incepting during the first quarter of 2014, $172.4 million of Upsilon RFO non-voting preference shares were issued to unaffiliated third-party investors.  Additionally, $109.7 million of the non-voting preference shares were issued to the Company, representing a 38.9% participation in the risks assumed by Upsilon RFO incepting during the first quarter of 2014.  In addition, another third party investor supplied $15.0 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio.  Inclusive of the insurance contract, the Company had a 33.6% participation in the original risks assumed by Upsilon RFO in conjunction with risks incepting during the first quarter of 2014.
In conjunction with risks incepting during the second quarter of 2014, $43.1 million of Upsilon RFO non-voting preference shares were issued to unaffiliated third-party investors.  Additionally, $13.5 million of the non-voting preference shares were issued to the Company, representing a 23.9% participation in the risks assumed by Upsilon RFO incepting during the second quarter of 2014.  In addition, another third party investor supplied $5.0 million of capital through an insurance contract with the Company related to Upsilon RFO’s reinsurance portfolio.  Inclusive of the insurance contract, the Company had a 15.0% participation in the original risks assumed by Upsilon RFO in conjunction with risks incepting during the second quarter of 2014.
2015
During 2015, Upsilon RFO returned capital to all of the investors who participated in risks incepting during 2014, including the Company. The total amount of capital agreed to be returned was $420.2 million, including $132.3 million related to the Company, with $418.5 million of this having been repaid to date, including $131.6 million related to the Company.
In conjunction with risks incepting during 2015, $153.7 million of Upsilon RFO non-voting preference shares were issued to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $42.5 million of the non-voting preference shares were issued to the Company, representing a 21.7% participation in the risks assumed by Upsilon RFO incepting during 2015.
At December 31, 2015, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $250.6 million and $250.5 million, respectively (2014 - $621.3 million and $621.3 million, respectively). At December 31, 2014, the Company’s consolidated total assets included $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepted during the first quarter of 2015.

See “Note 24. Subsequent Events” for additional information related to Upsilon RFO transactions which occurred subsequent to December 31, 2015.
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At December 31, 2015, the total assets and total liabilities of Mona Lisa Re were $184.0 million and $184.0 million, respectively (2014 - $184.0 million and $184.0 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $7.3 million and $5.0 million, respectively, during 2015 (2014 - $7.4 million and $5.1 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $7.3 million and $5.0 million, respectively, during 2015 (2014 - $8.2 million and $5.7 million, respectively).
NOTE 13. SHAREHOLDERS’ EQUITY
Authorized Capital
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2015	2014	2013
(thousands of shares)
Issued and outstanding shares – January 1	38,442	43,646	45,542
Issuance of shares	7,435	—	—
Repurchase of shares	(2,473)	(5,355)	(2,451)
Exercise of options and issuance of restricted stock awards	297	151	555
Issued and outstanding shares – December 31	43,701	38,442	43,646

Dividends
The Board of Directors of RenaissanceRe declared, and RenaissanceRe paid, a dividend of $0.30 per common share to shareholders of record on March 13, June 15, September 15 and December 15, 2015, respectively. Dividends declared and paid on common shares amounted to $1.20 per common share for 2015 (2014 - $1.16, 2013 - $1.12), or $54.0 million on all common shares outstanding (2014 - $45.9 million,

2013 - $49.3 million). During 2015, RenaissanceRe declared and paid $22.4 million in preference share dividends (2014 - $22.4 million, 2013 - $24.9 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 13, 2015, RenaissanceRe’s Board of Directors approved a renewal of the authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2015, the Company repurchased an aggregate of 2.5 million shares in open market transactions at an aggregate cost of $259.9 million, and at an average share price of $105.10. At December 31, 2015, $482.3 million remained available for repurchase under the Board authorized share repurchase program. See “Note 24. Subsequent Events” for additional information related to share repurchases subsequent to December 31, 2015 and an increase in the Company’s authorized share repurchase program.
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

NOTE 14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2015	2014	2013
(thousands of shares)
Numerator:
Net income available to RenaissanceRe common shareholders	$408,811	$510,337	$665,676
Amount allocated to participating common shareholders (1)	(4,721)	(6,760)	(9,520)
Net income allocated to RenaissanceRe common shareholders	$404,090	$503,577	$656,156
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	43,157	39,425	43,349
Per common share equivalents of employee stock options and restricted shares	369	543	779
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	43,526	39,968	44,128
Basic income per RenaissanceRe common share	$9.36	$12.77	$15.14
Diluted income per RenaissanceRe common share	$9.28	$12.60	$14.87

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan.
NOTE 15. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
The Company has equity interests in the Tower Hill Companies as described in “Note 6. Investments”. The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by the Tower Hill Companies. For 2015, the Company recorded $32.2 million (2014 - $40.0 million, 2013 - $46.7 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates. Gross premiums earned totaled $35.8 million (2014 - $41.9 million, 2013 - $44.9 million) and expenses incurred were $4.1 million (2014 - $4.7 million, 2013 - $5.3 million) for 2015. The Company had a net related outstanding receivable balance of $14.3 million as of December 31, 2015 (2014 - $18.3 million). During 2015, the Company assumed net claims and claim expenses of $1.6 million (2014 - $3.6 million, 2013 - $4.1 million) and, as of December 31, 2015, had a net reserve for claims and claim expenses of $38.2 million (2014 - $40.3 million). In addition, the Company received distributions of $13.1 million from THIG during 2015 (2014 - $10.0 million).
The Company has a 40.4% equity interest in Angus, which is accounted for under the equity method of accounting. Angus primarily provides commodity related risk management products to third party customers. For 2015, the Company generated other income of $Nil (2014 - $Nil, 2013 - $5.0 million) associated with Angus related transactions.
During 2015, the Company received distributions from Top Layer Re of $Nil (2014 - $Nil, 2013 - $Nil), and recorded a management fee of $2.6 million (2014 - $2.8 million, 2013 - $3.8 million). The management fee reimburses the Company for services it provides to Top Layer Re.
During 2015, the Company received 81.5% of its gross premiums written (2014 - 87.2%, 2013 - 85.3%) from three brokers. Subsidiaries and affiliates of AON, Marsh, and Willis Towers Watson accounted for approximately 48.1%, 21.7% and 11.7%, respectively, of gross premiums written in 2015 (2014 - 51.5%, 21.5% and 14.2%, respectively, 2013 - 45.3%, 22.9% and 17.1%, respectively).

NOTE 16. TAXATION
Under current Bermuda law, RenaissanceRe and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, RenaissanceRe and its Bermuda subsidiaries would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Acts of 1987 and 2011, respectively.
RenaissanceRe Finance and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. federal income tax return. Should the U.S. subsidiaries pay a dividend to RenaissanceRe, withholding taxes would apply to the extent of current year or accumulated earnings and profits. The Company also has operations in Ireland, the U.K., and Singapore which are subject to income taxes imposed by the respective jurisdictions in which they operate.
The Company is not subject to income taxation other than as stated above.  There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require the Company to change the way it operates or become subject to taxation.
The following is a summary of the Company’s income (loss) from continuing operations before taxes allocated between domestic and foreign operations:

Year ended December 31,	2015	2014	2013
Domestic
Bermuda	$511,114	$701,476	$873,103
Foreign
United Kingdom	(22,712)	(3,166)	(12,678)
U.S.	12,523	(10,977)	(20,019)
Ireland	188	1,549	1,855
Singapore	(4,737)	(2,018)	(1,223)
Income from continuing operations before taxes	$496,376	$686,864	$841,038

Income tax (expense) benefit is comprised as follows:

Year ended December 31, 2015	Current	Deferred	Total
Total income tax (expense) benefit	$(3,471)	$49,337	$45,866
Year ended December 31, 2014
Total income tax (expense) benefit	$(699)	$91	$(608)
Year ended December 31, 2013
Total income tax (expense) benefit	$(2,005)	$313	$(1,692)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0%, 12.5%, 20.2% and 17.0% have been used for Bermuda, the U.S., Ireland, the U.K. and Singapore, respectively.
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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2015	2014	2013
Expected income tax benefit	$1,011	$4,725	$9,930
Change in valuation allowance	43,808	(5,554)	(8,574)
Tax exempt income	4,939	671	129
Transaction costs	3,654	—	—
Non-taxable foreign exchange (losses) gains	(1,897)	885	(88)
Withholding tax	(3,036)	(327)	(1,717)
Other	(2,613)	(1,008)	(1,372)
Income tax benefit (expense)	$45,866	$(608)	$(1,692)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2015	2014
Deferred tax assets
Tax loss and credit carryforwards	$40,512	$37,933
Reserve for claims and claim expenses	29,833	301
Deferred interest expense	18,901	17,066
Accrued expenses	15,730	3,680
Unearned premiums	8,946	892
Deferred underwriting results	421	1,586
Amortization and depreciation	—	1,686
Investments	—	290
	114,343	63,434
Deferred tax liabilities
Deferred acquisition expenses	(10,741)	(1,460)
Amortization and depreciation	(5,899)	(54)
Investments	(1,479)	—
	(18,119)	(1,514)
Net deferred tax asset before valuation allowance	96,224	61,920
Valuation allowance	(17,852)	(61,660)
Net deferred tax asset	$78,372	$260

During 2015, the Company recorded a net decrease to the valuation allowance of $43.8 million (2014 – increase of $5.6 million, 2013 – increase of $21.0 million). The Company’s net deferred tax asset primarily relates to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to reserves for claims and claim expenses, deferred interest expense, accrued expenses, unearned premiums, deferred underwriting results, deferred acquisition expenses, amortization and depreciation and investments. The Company’s valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.  Losses incurred within the U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss at the U.S. tax-paying subsidiaries for the three year period ended December 31, 2011. The Company concluded that a valuation allowance was required from 2011 through the period ended December 31, 2014 as the Company remained in a cumulative GAAP taxable loss position for this period, among other facts. As of December 31, 2014, the U.S. valuation allowance was $48.5 million. In the first quarter of 2015, as a result of expected profits in the U.S. based operations due principally to the Platinum acquisition, the Company determined it was more likely than not it would be able to recover a substantial portion of the U.S. net deferred tax asset and thus reduced the U.S. valuation allowance from $48.5 million to $1.0 million. Factors that led to this determination included the combined cumulative GAAP taxable income position of the Company’s U.S.-based operations (including the entities acquired) along with the future expected profits of the combined operations.
A valuation allowance has been provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards.
In the U.S., the Company has net operating loss carryforwards of $66.1 million. Under applicable law, the U.S. net operating loss carryforwards will begin to expire in 2031. In Ireland, the Company has net operating loss carryforwards of $11.0 million. In the U.K., the Company has net operating loss carryforwards of $59.3 million. In Singapore, the Company has net operating loss carryforwards of $6.5 million. Under applicable law, the Irish, U.K. and Singapore net operating losses can be carried forward for an indefinite period.
The Company had a net payment for U.S. federal, Irish, U.K. and Singapore income taxes of $10.3 million for the year ended 2015 (2014 – net payment of $1.1 million, 2013 – net payment of $1.2 million).
The Company has unrecognized tax benefits of $Nil as of December 31, 2015 (2014 – $Nil). Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense.  At December 31, 2015, interest and penalties accrued on unrecognized tax benefits were $Nil (2014 – $Nil). Income tax returns filed for tax years 2009 through 2014, 2011 through 2014, 2014 and 2012 through 2014, are open for examination by the Internal Revenue Service, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its results from operations and financial condition.
NOTE 17. SEGMENT REPORTING
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
The financial results of the Company’s strategic investments, former Insurance segment, discontinued operations related to REAL and current noncontrolling interests are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are the Company’s investments in other ventures, investments unit, corporate expenses, capital servicing costs and certain expenses related to the acquisition of Platinum.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Year ended December 31, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$868,631	$766,051	$376,718	$(90)	$2,011,310
Net premiums written	$557,369	$582,909	$275,953	$(48)	$1,416,183
Net premiums earned	$622,714	$548,810	$229,075	$(48)	$1,400,551
Net claims and claim expenses incurred	75,574	244,495	128,667	(498)	448,238
Acquisition expenses	47,264	135,811	55,269	248	238,592
Operational expenses	93,494	70,525	54,827	266	219,112
Underwriting income (loss)	$406,382	$97,979	$(9,688)	$(64)	494,609
Net investment income				152,567	152,567
Net foreign exchange losses				(3,051)	(3,051)
Equity in earnings of other ventures				20,481	20,481
Other income				13,472	13,472
Net realized and unrealized losses on investments				(68,918)	(68,918)
Corporate expenses				(77,114)	(77,114)
Interest expense				(35,670)	(35,670)
Income before taxes and noncontrolling interests					496,376
Income tax benefit				45,866	45,866
Net income attributable to noncontrolling interests				(111,050)	(111,050)
Dividends on preference shares				(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders					$408,811

Net claims and claim expenses incurred – current accident year	$145,951	$336,407	$128,327	$—	$610,685
Net claims and claim expenses incurred – prior accident years	(70,377)	(91,912)	340	(498)	(162,447)
Net claims and claim expenses incurred – total	$75,574	$244,495	$128,667	$(498)	$448,238

Net claims and claim expense ratio – current accident year	23.4%	61.3%	56.0%		43.6%
Net claims and claim expense ratio – prior accident years	(11.3)%	(16.7)%	0.2%		(11.6)%
Net claims and claim expense ratio – calendar year	12.1%	44.6%	56.2%		32.0%
Underwriting expense ratio	22.6%	37.5%	48.0%		32.7%
Combined ratio	34.7%	82.1%	104.2%		64.7%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $0.1 million.

Year ended December 31, 2014	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$933,969	$346,638	$269,656	$309	$1,550,572
Net premiums written	$541,608	$295,855	$230,429	$344	$1,068,236
Net premiums earned	$590,845	$253,537	$217,666	$368	$1,062,416
Net claims and claim expenses incurred	1,757	88,502	113,825	(6,137)	197,947
Acquisition expenses	43,161	60,936	46,927	(6,548)	144,476
Operational expenses	95,851	43,370	51,115	303	190,639
Underwriting income	$450,076	$60,729	$5,799	$12,750	529,354
Net investment income				124,316	124,316
Net foreign exchange gains				6,260	6,260
Equity in earnings of other ventures				26,075	26,075
Other loss				(423)	(423)
Net realized and unrealized gains on investments				41,433	41,433
Corporate expenses				(22,987)	(22,987)
Interest expense				(17,164)	(17,164)
Income before taxes and noncontrolling interests					686,864
Income tax expense				(608)	(608)
Net income attributable to noncontrolling interests				(153,538)	(153,538)
Dividends on preference shares				(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders					$510,337

Net claims and claim expenses incurred – current accident year	$67,268	$144,411	$130,066	$—	$341,745
Net claims and claim expenses incurred – prior accident years	(65,511)	(55,909)	(16,241)	(6,137)	(143,798)
Net claims and claim expenses incurred – total	$1,757	$88,502	$113,825	$(6,137)	$197,947

Net claims and claim expense ratio – current accident year	11.4%	57.0%	59.8%		32.2%
Net claims and claim expense ratio – prior accident years	(11.1)%	(22.1)%	(7.5)%		(13.6)%
Net claims and claim expense ratio – calendar year	0.3%	34.9%	52.3%		18.6%
Underwriting expense ratio	23.5%	41.1%	45.0%		31.6%
Combined ratio	23.8%	76.0%	97.3%		50.2%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $0.3 million.

Year ended December 31, 2013	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$1,120,379	$259,489	$226,532	$(988)	$1,605,412
Net premiums written	$753,078	$248,562	$201,697	$610	$1,203,947
Net premiums earned	$723,705	$214,306	$176,029	$586	$1,114,626
Net claims and claim expenses incurred	7,908	67,236	95,693	450	171,287
Acquisition expenses	49,161	41,538	34,823	(21)	125,501
Operational expenses	108,130	31,780	50,540	655	191,105
Underwriting income (loss)	$558,506	$73,752	$(5,027)	$(498)	626,733
Net investment income				208,028	208,028
Net foreign exchange gains				1,917	1,917
Equity in earnings of other ventures				23,194	23,194
Other loss				(2,359)	(2,359)
Net realized and unrealized gains on investments				35,076	35,076
Corporate expenses				(33,622)	(33,622)
Interest expense				(17,929)	(17,929)
Income from continuing operations before taxes and noncontrolling interests					841,038
Income tax expense				(1,692)	(1,692)
Income from discontinued operations				2,422	2,422
Net income attributable to noncontrolling interests				(151,144)	(151,144)
Dividends on preference shares				(24,948)	(24,948)
Net income available to RenaissanceRe common shareholders					$665,676

Net claims and claim expenses incurred – current accident year	$109,945	$101,347	$103,949	$—	$315,241
Net claims and claim expenses incurred – prior accident years	(102,037)	(34,111)	(8,256)	450	(143,954)
Net claims and claim expenses incurred – total	$7,908	$67,236	$95,693	$450	$171,287

Net claims and claim expense ratio – current accident year	15.2%	47.3%	59.1%		28.3%
Net claims and claim expense ratio – prior accident years	(14.1)%	(15.9)%	(4.7)%		(12.9)%
Net claims and claim expense ratio – calendar year	1.1%	31.4%	54.4%		15.4%
Underwriting expense ratio	21.7%	34.2%	48.5%		28.4%
Combined ratio	22.8%	65.6%	102.9%		43.8%

(1) Included in gross premiums written in the Other category is inter-segment gross premiums written of $1.0 million.

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2015	2014	2013
Catastrophe Reinsurance
U.S. and Caribbean	$565,115	$573,696	$782,211
Worldwide	168,447	157,674	99,179
Worldwide (excluding U.S.) (1)	65,390	123,476	146,048
Japan	29,959	31,484	39,060
Europe	17,625	25,353	25,659
Australia and New Zealand	15,185	20,807	22,460
Other	6,910	1,479	5,762
Total Catastrophe Reinsurance	868,631	933,969	1,120,379
Specialty Reinsurance
U.S. and Caribbean	475,447	169,045	91,203
Worldwide	200,693	161,329	151,879
Worldwide (excluding U.S.) (1)	83,681	7,506	1,661
Europe	3,362	460	2,612
Australia and New Zealand	1,145	6,898	12,068
Other	1,723	1,400	66
Total Specialty Reinsurance	766,051	346,638	259,489
Lloyd’s
Worldwide	186,113	118,190	104,249
U.S. and Caribbean	154,104	120,066	88,535
Worldwide (excluding U.S.) (1)	14,896	13,655	8,071
Europe	12,922	7,609	14,763
Japan	2,432	2,695	1,907
Australia and New Zealand	1,166	2,907	2,948
Other	5,085	4,534	6,059
Total Lloyd’s	376,718	269,656	226,532
Other category (2)	(90)	309	(988)
Total gross premiums written	$2,011,310	$1,550,572	$1,605,412

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).

(2)
The Other category consists of contracts that are primarily exposed to U.S. risks and includes inter-segment gross premiums written of $(0.1) million for 2015 (2014 - $0.3 million, 2013 - $(1.0) million).

NOTE 18. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS
2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan
The Company’s 2001 Stock Incentive Plan, as amended (the “2001 Stock Incentive Plan”), which expired on February 6, 2016, had 5,400,000 shares reserved for issuance and permitted the grant of stock options, restricted stock awards and other share-based awards to employees of RenaissanceRe and its subsidiaries. The Company has also established a Non-Employee Director Stock Incentive Plan under which 1,050,000 shares were reserved for issuance. Pursuant to the Non-Employee Director Stock Incentive Plan, the Company may issue stock options and restricted stock awards to RenaissanceRe’s non-employee directors. Stock options granted pursuant to the 2001 Stock Incentive Plan and Non-Employee Director Stock Incentive Plan allow for the purchase of RenaissanceRe common shares at a price that is equal to, or not less than, the fair market value of RenaissanceRe common shares as of the effective grant date. Stock options granted periodically by the Board of Directors, generally vested over four years and expire 10 years from the date of grant. We have not granted stock options since 2008. Restricted stock awards granted periodically by the Board of Directors under the 2001 Stock Incentive Plan generally vest ratably over a four year period. Restricted stock awards granted under the Non-Employee Director Stock Incentive Plan generally vest ratably over a three year period. For purposes of determining the number of shares reserved for issuance under the 2001 Stock Incentive Plan, shares tendered to or withheld by the Company in connection with certain option exercises were again available for issuance.
Premium Option Plan
RenaissanceRe’s 2004 Stock Option Incentive Plan (the “Premium Option Plan”), under which 6,000,000 common shares were reserved for issuance, was terminated on August 15, 2007 with respect to future option grants. Options outstanding at the time of the termination remained outstanding and unmodified until they expired. The Premium Option Plan expired on May 20, 2014 and at December 31, 2014 and 2015, there were no options outstanding under the Premium Option Plan.
2010 Cash Settled Restricted Stock Unit Plan
In 2010, the Company instituted a cash settled restricted stock unit plan (the “2010 Cash Settled Restricted Stock Unit Plan”). The 2010 Cash Settled Restricted Stock Unit Plan allows for the issuance of equity awards in the form of CSRSUs which vest ratably over four years. CSRSUs are liability awards with fair value measurement based on the fair market value of RenaissanceRe common shares at the end of each reporting period. CSRSUs are granted periodically by the Board of Directors.
2010 Performance-Based Equity Incentive Plan
In May 2010, RenaissanceRe’s shareholders approved the 2010 Performance-Based Equity Incentive Plan (“2010 Performance Plan”) under which 750,000 shares have been reserved (the “Performance Shares”). Performance Share awards have been made periodically to certain of the Company’s executive officers pursuant to the 2010 Performance Plan. These awards are subject to vesting conditions based on both continued service and the attainment of pre-established performance goals. If performance goals are achieved, the Performance Shares will vest up to a maximum of 250% of target. Grants under this plan generally cliff vest at the end of a three year vesting period based on the attainment of annual performance goals over the vesting period. The Performance Shares have a market condition which is the Company’s total shareholder return relative to its peer group. Total shareholder return is based on the average closing share price over the 20 trading days preceding and including the start and end of the annual performance period.
In 2012 and 2013, the Chief Executive Officer received certain special equity awards relating to promotions. The special equity awards were issued in the form of restricted stock awards and Performance Shares. The conditions attached to these awards are identical to the conditions under the 2001 Stock Incentive Plan and the 2010 Performance Plan except that the awards vest over a period of four years.
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

Performance Shares
Year ended December 31,	2015	2014
Expected volatility (1)	14.3% - 14.4%	14.5% - 18.6%
Expected term (in years)	n/a	n/a
Expected dividend yield	n/a	n/a
Risk-free interest rate (1)	0.07% - 1.02%	0.08% - 1.65%

(1)	The expected volatility and risk-free interest rate applied are specific to each tranche of Performance Shares.

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
The total cost of the Performance Shares is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model. The Company recognizes cost equal to fair value per Performance Share multiplied by the target number of Performance Shares on the grant date. The cost is then amortized as an expense over the requisite service period net of estimated service-based forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For 2015, the Company used a 0% forfeiture rate for performance shares (2014 - 0%).
Restricted Stock Awards
The fair value of restricted stock awards is determined based on the fair market value of RenaissanceRe common shares on the grant date. The estimated fair value of restricted stock awards, net of estimated forfeitures, is amortized as an expense over the requisite service period net of estimated service-based forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For 2015, the Company used a 0% forfeiture rate for restricted stock awards (2014 - 2%).
Cash Settled Restricted Stock Units
CSRSUs are revalued at the end of each quarterly reporting period based on the then fair market value of RenaissanceRe’s common shares. The total cost is adjusted each quarter for unvested CSRSUs to reflect the current share price, and this total cost is amortized as an expense over the requisite service period, net of estimated forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For 2015, the Company used a 13% forfeiture rate for its CSRSUs (2014 - 11%).

Summary of Stock Compensation Activity
The following is a summary of activity under the Company’s existing stock compensation plans.
2001 Stock Incentive and Non-Employee Director Stock Incentive Plans

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2012	1,732,639	$47.61	3.7	$58,305	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(904,547)	46.55		$36,800
Balance, December 31, 2013	828,092	$48.77	2.9	$40,221	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(60,262)	49.52		$2,900
Balance, December 31, 2014	767,830	$48.71	2.0	$37,246	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(359,618)	$45.09		$21,205
Balance, December 31, 2015	408,212	$51.90	1.6	$25,020	$42.66 - $59.66
Total options exercisable at December 31, 2015	408,212	$51.90	1.6	$25,020	$42.66 - $59.66

Premium Option Plan

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2012	842,000	$73.82		$6,265	$73.06 - $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(270,000)	74.24		4,921
Balance, December 31, 2013	572,000	$73.62		$13,567	$73.06 - $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(572,000)	73.62		13,414
Balance, December 31, 2014	—	$—		$—	$—
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—		—
Balance, December 31, 2015	—	$—	0.0	$—	$—
Total options exercisable at December 31, 2015	—	$—	0.0	$—	$—

2010 Cash Settled Restricted Stock Unit Plan and 2010 Performance-Based Equity Incentive Plan

	Cash Settled Restricted Stock Units	Performance Shares (1)
	Number of shares	Number of shares	Weighted average grant-date fair value
Nonvested at December 31, 2012	493,556	359,520	$29.46
Awards granted	149,760	134,358	$33.46
Awards vested	(176,265)	(24,606)
Awards forfeited	(72,906)	(109,729)
Nonvested at December 31, 2013	394,145	359,543	$30.55
Awards granted	119,382	102,668	$46.45
Awards vested	(159,094)	—
Awards forfeited	(16,110)	(213,639)
Nonvested at December 31, 2014	338,323	248,572	$39.62
Awards granted	160,817	103,024	$44.98
Awards vested	(144,440)	—
Awards forfeited	(28,622)	(121,325)
Nonvested at December 31, 2015	326,078	230,271	$41.40

(1) For Performance Shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.
Restricted Stock Awards

	Employee restricted stock awards		Non-employee director restricted stock awards		Total restricted stock awards
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2012	646,748	$61.63	35,923	$66.83	682,671	$61.90
Awards granted	241,071	87.85	17,162	87.40	258,233	87.82
Awards vested	(311,334)	55.63	(21,599)	66.06	(332,933)	56.31
Awards forfeited	(6,993)	58.14	—	—	(6,993)	58.14
Nonvested at December 31, 2013	569,492	$76.11	31,486	$78.57	600,978	$76.24
Awards granted	215,054	95.79	14,455	95.06	229,509	95.74
Awards vested	(332,725)	73.74	(15,886)	74.96	(348,611)	73.79
Awards forfeited	(99)	55.80	—	—	(99)	55.80
Nonvested at December 31, 2014	451,722	$87.29	30,055	$88.41	481,777	$87.36
Awards granted	195,337	102.17	14,575	102.90	209,912	102.22
Awards vested	(168,019)	82.75	(17,744)	86.37	(185,763)	83.10
Awards forfeited	—	—	—	—	—	—
Nonvested at December 31, 2015	479,040	$94.95	26,886	$97.61	505,926	$95.09

Shares available for issuance under the Company’s 2001 Stock Incentive Plan, Non-Employee Director Stock Incentive Plan and 2010 Performance Share Plan totaled 3.0 million in the aggregate at December 31, 2015. The total fair value of shares and share units vested during 2015 was $34.0 million

(2014 – $48.7 million, 2013 – $47.0 million). Cash in the amount of $0.1 million was received from employees as a result of employee stock option exercises during 2015 (2014 – $0.5 million, 2013 – $1.6 million). In connection with share vestings and option exercises, there was no excess windfall tax benefit realized by the Company due to its net operating loss position in the taxable jurisdictions in which it operates. RenaissanceRe issues new shares upon the exercise of an option.
The total stock compensation expense recognized in the Company’s consolidated statements of operations during 2015 was $38.3 million (2014 – $37.6 million, 2013 – $43.4 million). As of December 31, 2015, there was $34.2 million of total unrecognized compensation cost related to restricted stock awards, $24.6 million related to CSRSUs and $5.0 million related to performance shares, which will be recognized, on a weighted average basis, during the next 1.7, 1.7 and 1.7 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $4.3 million to its defined contribution pension plans in 2015 (2014 – $3.6 million, 2013 – $3.5 million).
NOTE 19. STATUTORY REQUIREMENTS
The Company’s (re)insurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, the most significant of which currently include Bermuda, the U.S. and the U.K. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the respective regulatory authorities.
Group Supervision
The Bermuda Monetary Authority (“BMA”) is the group supervisor of the Company.  Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), the Company shall maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model.  The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. As of December 31, 2015, the Company's ECR is 70% of the amount calculated using the group standardized risk-based capital model of the BMA. The Company is also subject to an early-warning level based on 120% of the ECR which may trigger additional reporting requirements or other enhanced oversight.  The Company is currently completing its 2015 group BSCR, which must be filed with the BMA on or before April 30, 2016, and at this time, the Company believes it will exceed the target level of required statutory capital.
The actual statutory capital and surplus, required statutory capital and surplus and restricted net assets of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Bermuda		U.S.		U.K. (1) (2)
At December 31,	2015	2014	2015	2014	2015	2014
Actual statutory capital and surplus	$4,879,154	$3,375,317	$521,522	$—	$485,256	$409,046
Required statutory capital and surplus	686,854	479,346	219,164	—	485,256	409,046
Restricted net assets	838,633	1,018,878	321,362	—	—	—

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

Statutory net income of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Statutory Net Income
	Bermuda	U.S.	U.K.
Year ended December 31, 2015	$355,132	$58,752	$1,627
Year ended December 31, 2014	623,931	—	24,433
Year ended December 31, 2013	712,820	—	7,745

The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements do not reflect deferred acquisition costs or goodwill and intangible assets. Also, in the U.S., fixed maturity investments are generally recorded at amortized cost and deferred income tax is charged directly to equity.  None of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2015, 2014 and 2013.
Dividend Restrictions of RenaissanceRe
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and to a degree, cash and securities. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., the U.K. and Ireland. RenaissanceRe’s ability to pay dividends and distribute capital to shareholders is limited by the Bermuda Companies Act 1981, insofar as after the payment, RenaissanceRe must still be able to pay its liabilities as they come due and the realizable value of its assets must be greater than its liabilities. At December 31, 2015, $705.0 million of RenaissanceRe’s retained earnings would be unrestricted and available for payment of dividends or distribution to shareholders of RenaissanceRe.
Bermuda-Based Insurance Entities
Under the Insurance Act, certain subsidiaries of RenaissanceRe are required to prepare statutory financial statements and to file in Bermuda a statutory financial return. The Insurance Act also requires these Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity.
Class 3B and Class 4 Insurers
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance, DaVinci and Platinum Bermuda are classified as Class 4 insurers, and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR.
Class 3B and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Where an insurer fails to meet its Relevant Margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the prior approval of the BMA. Further, Class 3B and Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 3B and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Bermuda Companies Act 1981 which apply to all Bermuda companies. In addition, an insurer engaged in general business is also required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.

The Company is currently completing its 2015 Bermuda-based statutory filings for Renaissance Reinsurance, DaVinci, Platinum Bermuda, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S., which must be filed with the BMA on or before April 30, 2016, and at this time, the Company believes each of Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. will exceed the target level of required statutory capital.
As a result of the acquisition of Platinum and the potential for organizational and capital changes, Renaissance Reinsurance and RenaissanceRe Specialty Risks and its subsidiaries each received a request from the BMA, on February 24, 2015 and March 27, 2015, respectively, to obtain written approval prior to paying dividends or returning capital to RenaissanceRe during 2015. Subsequent to these requests and through December 31, 2015, Renaissance Reinsurance and RenaissanceRe Specialty Risks returned capital, which included dividends declared and return of capital, of $245.0 million and $680.0 million, respectively.
For the years ended December 31, 2015 and 2014, Renaissance Reinsurance submitted applications to the BMA, and received approval, to exempt it from recording and recognizing certain third party guarantees as statutory liabilities and corresponding reductions of statutory capital and surplus for purposes of filing its statutory financial statements. The maximum monetary impact of including the third party guarantees in Renaissance Reinsurance’s statutory financial statements at December 31, 2015 would be an increase to statutory liabilities of $390.4 million (2014 - $468.6 million), and a corresponding decrease to statutory capital and surplus. If these amounts were to be included in Renaissance Reinsurance’s statutory financial statements, Renaissance Reinsurance would still exceed the required measures of solvency and liquidity, and the target level of required statutory capital, as discussed above.
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
SPIs
Under the Insurance Act, Upsilon RFO is considered an SPI. See “Note 12. Variable Interest Entities” for additional information related to Upsilon RFO. Unlike other (re)insurers, such as the Class 3B and Class 4 insurers discussed above, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure.  Further, SPIs are currently not required to file annual loss reserve specialist opinions and the BMA has the discretion to modify such insurer’s reporting requirements under the Insurance Act.  Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. Upsilon RFO applied for and received a direction from the BMA, which, subject to specified conditions, exempts it from filing requirements in respect of statutory financial statements for the year ended December 31, 2015.
U.S.-Based Insurance Entities
The Company has a U.S. based insurance subsidiary, Renaissance Reinsurance U.S., which was acquired on March 2, 2015 and is subject to statutory accounting principles as defined by the National Association of Insurance Commissioners (the “NAIC”). The NAIC uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law.
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

During 2016, Renaissance Reinsurance U.S. has an ordinary dividend capacity of $26.0 million (2015 - $27.2 million).
State insurance laws and regulations require Renaissance Reinsurance U.S. to file statutory basis financial statements with insurance regulators in each state where it is licensed, authorized or accredited to do business. The operations of Renaissance Reinsurance U.S. are subject to examination by those state insurance regulators at any time. The Company is currently completing the 2015 statutory basis financial statements for Renaissance Reinsurance U.S., which must be filed with the NAIC, on or before March 1, 2016. At this time, the Company believes Renaissance Reinsurance U.S. will exceed the CAL.
During 2015, the Maryland Insurance Administration concluded its examination of the statutory basis financial statements of RenaissanceRe U.S. as of December 31, 2013. The examination report noted no findings or recommendations.
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
Multi-Beneficiary Reinsurance Trusts
Effective March 15, 2011, each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2015 with respect to the MBRTs totaled $505.0 million and $135.3 million for Renaissance Reinsurance and DaVinci, respectively (2014 – $508.6 million and $173.7 million, respectively), compared to the minimum amount required under U.S. state regulations of $378.8 million and $100.1 million, respectively (2014 – $409.9 million and $105.7 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Effective December 31, 2012, each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the state of Florida, and are authorized to provide reduced collateral equal to 20% and 50%, respectively, of their net outstanding insurance liabilities to Florida-domiciled insurers.  Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants.  Because the RCTs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2015 with respect to the RCTs totaled $41.7 million and $18.9 million for Renaissance Reinsurance and DaVinci, respectively (2014 - $43.2 million and $18.8 million, respectively), compared to the minimum amount required under U.S. state regulations of $15.2 million and $10.4 million, respectively (2014 - $17.5 million and $10.3 million, respectively).
NOTE 20. DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company accounts for its derivatives in accordance with FASB ASC Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s consolidated balance sheet as either assets or liabilities, depending on the rights or obligations of the derivatives, with changes in fair value reflected in current earnings. The Company does not currently apply hedge accounting in respect of any positions reflected in its consolidated financial statements. The Company’s derivative instruments are generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event one party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,059	937	$122	Other assets	$—	$122
Foreign currency forward contracts (1)	4,645	82	4,563	Other assets	—	4,563
Foreign currency forward contracts (2)	1,007	599	408	Other assets	—	408
Credit default swaps	257	44	213	Other assets	—	213
Total	$6,968	$1,662	$5,306		$—	$5,306

	Derivative Liabilities
At December 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,293	937	$1,356	Other liabilities	$1,356	$—
Foreign currency forward contracts (1)	1,891	81	1,810	Other liabilities	—	1,810
Foreign currency forward contracts (2)	806	599	207	Other liabilities	—	207
Credit default swaps	491	44	447	Other liabilities	447	—
Total	$5,481	$1,661	$3,820		$1,803	$2,017

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$468	468	$—	Other assets	$—	$—
Foreign currency forward contracts (1)	5,740	1,737	4,003	Other assets	—	4,003
Foreign currency forward contracts (2)	3,959	648	3,311	Other assets	—	3,311
Credit default swaps	468	88	380	Other assets	310	70
Total	$10,635	$2,941	$7,694		$310	$7,384

	Derivative Liabilities
At December 31, 2014	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,037	468	$569	Other liabilities	$569	$—
Foreign currency forward contracts (1)	1,319	967	352	Other liabilities	—	352
Foreign currency forward contracts (2)	724	649	75	Other liabilities	—	75
Credit default swaps	251	88	163	Other liabilities	—	163
Weather contract	190	—	190	Other liabilities	190	—
Total	$3,521	$2,172	$1,349		$759	$590

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 6. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2015	2014	2013
Interest rate futures	Net realized and unrealized (losses) gains on investments	$5,573	$(32,713)	$29,695
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(1,943)	4,457	889
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	8,862	12,623	(3,015)
Credit default swaps	Net realized and unrealized (losses) gains on investments	(313)	328	1,363
Weather contract	Net realized and unrealized (losses) gains on investments	183	1,454	(1,331)
Total		$12,362	$(13,851)	$27,601

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2015.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At December 31, 2015, the Company had $1,012.5 million of notional long positions and $1,115.9 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (2014 – $587.0 million and $617.4 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2015, the Company had outstanding underwriting related foreign currency contracts of $172.4 million in notional long positions and $101.5 million in notional short positions, denominated in U.S. dollars (2014 – $144.8 million and $121.6 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2015, the Company had outstanding investment portfolio related foreign currency contracts of $31.3 million in notional long positions and $143.4 million in notional short positions, denominated in U.S. dollars (2014 – $35.8 million and $150.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2015, the Company had outstanding credit derivatives of $Nil in notional long positions and $46.1 million in notional short positions, denominated in U.S. dollars (2014 – $4.6 million and $19.4 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available.  The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency.  Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. During 2015, the Company settled an outstanding weather contract with an insurance company and at December 31, 2015 did not have any outstanding weather contract positions (2014 - notional short position of $2.2 million).
NOTE 21. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
CONCENTRATION OF CREDIT RISK
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2015. See “Note 8. Reinsurance”, for information with respect to reinsurance recoverable.
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

LETTERS OF CREDIT AND OTHER COMMITMENTS
At December 31, 2015, the Company’s banks have issued letters of credit of approximately $837.4 million in favor of certain ceding companies, including the Renaissance Reinsurance FAL Facility with CEP noted below. In connection with the Company’s Top Layer Re joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts. The Company’s standby letter of credit facility contains certain financial covenants.
At December 31, 2015, letters of credit in the amounts of $360.0 million and £85.0 million were issued pursuant to the Renaissance Reinsurance FAL Facility.
See “Note 10. Debt and Credit Facilities” for additional information related to the Company’s debt and credit facilities.
PRIVATE EQUITY AND INVESTMENT COMMITMENTS
The Company has committed capital to private equity partnerships and other entities of $724.5 million, of which $528.8 million has been contributed at December 31, 2015. The Company’s remaining commitments to these funds at December 31, 2015 totaled $204.5 million. These commitments do not have a defined contractual commitment date.
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
OPERATING AND CAPITAL LEASES
The Company leases office space under operating leases which expire at various dates through 2023. Future minimum lease payments under existing operating leases are expected to be as follows:

Minimum lease payments
2016	$8,018
2017	7,448
2018	7,176
2019	6,545
2020	5,018
After 2020	9,831
Future minimum lease payments under existing operating leases	$44,036

The Company’s capital leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. The future minimum lease payments of the Company’s capital leases are detailed below, and relate principally to the transaction noted above, excluding the bargain renewal option.

Minimum lease payments
2016	$3,017
2017	2,417
2018	2,539
2019	2,661
2020	2,661
After 2020	19,958
Future minimum lease payments under existing capital leases	$33,253

FOREIGN TO FOREIGN RETROCESSIONS
During the fourth quarter of 2015, the Company recognized a recovery and corresponding reduction to acquisition expenses in its Catastrophe Reinsurance segment of $7.7 million associated with the December 2015 decision by the IRS to revoke its position that federal excise tax applies on foreign to foreign retrocessions.
LITIGATION
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies.  This category of business litigation may involve allegations of underwriting or claims-handling errors or misconduct, employment claims, regulatory actions or disputes arising from the Company’s business ventures.  The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages.  Generally, the Company’s direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders.  These lawsuits, involving claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its claims and claim expense reserves which are discussed in “Note 9. Reserve for Claims and Claim Expenses”. In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

NOTE 22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues
Gross premiums written	$643,578	$705,260	$661,997	$511,540	$369,642	$200,992	$336,093	$132,780
Net premiums written	$404,035	$450,347	$508,677	$346,407	$266,820	$159,713	$236,651	$111,769
(Increase) decrease in unearned premiums	(107,275)	(163,813)	(128,849)	(85,991)	95,568	99,266	124,924	144,718
Net premiums earned	296,760	286,534	379,828	260,416	362,388	258,979	361,575	256,487
Net investment income	39,707	38,948	38,604	34,541	28,338	24,941	45,918	25,886
Net foreign exchange (losses) gains	(3,130)	(1,061)	(1,740)	2,392	616	5,036	1,203	(107)
Equity in earnings of other ventures	5,295	4,199	6,160	7,232	5,730	9,806	3,296	4,838
Other income (loss)	1,539	62	1,427	(535)	2,306	(1,169)	8,200	1,219
Net realized and unrealized gains (losses) on investments	41,749	14,927	(26,712)	27,128	(41,138)	(31,097)	(42,817)	30,475
Total revenues	381,920	343,609	397,567	331,174	358,240	266,496	377,375	318,798
Expenses
Net claims and claim expenses incurred	76,853	58,915	169,344	81,388	100,028	69,647	102,013	(12,003)
Acquisition costs	43,401	33,700	61,666	33,477	78,126	37,550	55,399	39,749
Operational expenses	45,621	42,624	54,673	45,841	54,518	46,972	64,300	55,202
Corporate expenses	45,598	4,545	13,032	3,954	7,502	3,905	10,982	10,583
Interest expense	5,251	4,293	9,698	4,292	10,362	4,290	10,359	4,289
Total expenses	216,724	144,077	308,413	168,952	250,536	162,364	243,053	97,820
Income before taxes	165,196	199,532	89,154	162,222	107,704	104,132	134,322	220,978
Income tax benefit (expense)	47,904	(166)	1,842	204	4,573	(245)	(8,453)	(401)
Net income	213,100	199,366	90,996	162,426	112,277	103,887	125,869	220,577
Net income attributable to noncontrolling interests	(39,662)	(42,768)	(12,167)	(36,078)	(31,153)	(30,477)	(28,068)	(44,215)
Net income available to RenaissanceRe	173,438	156,598	78,829	126,348	81,124	73,410	97,801	176,362
Dividends on preference shares	(5,595)	(5,595)	(5,596)	(5,596)	(5,595)	(5,595)	(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders	$167,843	$151,003	$73,233	$120,752	$75,529	$67,815	$92,206	$170,767
Net income available to RenaissanceRe common shareholders per common share – basic	$4.18	$3.61	$1.60	$3.00	$1.68	$1.72	$2.11	$4.46
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.14	$3.56	$1.59	$2.95	$1.66	$1.70	$2.09	$4.42
Average shares outstanding – basic	39,631	41,238	45,303	39,736	44,564	38,975	43,131	37,752
Average shares outstanding – diluted	40,021	41,903	45,657	40,395	44,913	39,433	43,513	38,145

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at December 31, 2015 and 2014, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014 and 2013, respectively. Each of RRNAH, Platinum Finance and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. Refer to “Note 10. Debt and Credit Facilities” for information related to the Company’s debt obligations.
In the third quarter of 2015, and in connection with the Company’s acquisition of Platinum, the Company undertook a corporate reorganization of its entities under common control in order to optimize its operations. Under FASB ASC Topic Business Combinations, a reorganization of entities under common control, where the entity is considered a business, is required to be accounted for as a transfer of net assets at book value and reflected retroactively, with retrospective adjustment to prior period financial statements. As such, the comparative information included in “Note 23. Condensed Consolidating Financial Information Provided in Connection with Outstanding Debt of Subsidiaries” has been reclassified to conform to the current organizational structure from the earliest period presented.
There was no impact to the Company’s consolidated balance sheets, statements of operations, statements of changes in shareholders’ equity and statements of cash flows presented herein.

Condensed Consolidating Balance Sheet at December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$349,892	$127,087	$205,777	$—	$8,316,312	$—	$8,999,068
Cash and cash equivalents	10,185	5,908	7,103	677	483,012	—	506,885
Investments in subsidiaries	3,902,519	48,754	867,909	1,185,736	—	(6,004,918)	—
Due from subsidiaries and affiliates	81,282	69,739	—	—	—	(151,021)	—
Premiums receivable	—	—	—	—	778,009	—	778,009
Prepaid reinsurance premiums	—	—	—	—	230,671	—	230,671
Reinsurance recoverable	—	—	—	—	134,526	—	134,526
Accrued investment income	1,253	169	348	—	37,979	—	39,749
Deferred acquisition costs	—	—	—	—	199,380	—	199,380
Receivable for investments sold	26	1	68,537	—	152,270	—	220,834
Other assets	390,302	29,532	12,852	119,328	125,927	(491,346)	186,595
Goodwill and other intangible assets	137,064	—	—	—	128,090	—	265,154
Total assets	$4,872,523	$281,190	$1,162,526	$1,305,741	$10,586,176	$(6,647,285)	$11,560,871
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,767,045	$—	$2,767,045
Unearned premiums	—	—	—	—	889,102	—	889,102
Debt	117,000	—	268,196	549,059	148,824	(117,000)	966,079
Amounts due to subsidiaries and affiliates	2,641	202	204	68,204	—	(71,251)	—
Reinsurance balances payable	—	—	—	—	523,974	—	523,974
Payable for investments purchased	999	6	25	—	390,348	—	391,378
Other liabilities	19,699	1,148	6,620	—	222,320	(4,642)	245,145
Total liabilities	140,339	1,356	275,045	617,263	4,941,613	(192,893)	5,782,723
Redeemable noncontrolling interest	—	—	—	—	1,045,964	—	1,045,964
Shareholders’ Equity
Total shareholders’ equity	4,732,184	279,834	887,481	688,478	4,598,599	(6,454,392)	4,732,184
Total liabilities, noncontrolling interests and shareholders’ equity	$4,872,523	$281,190	$1,162,526	$1,305,741	$10,586,176	$(6,647,285)	$11,560,871

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$137,006	$88,150	$6,518,594	$—	$6,743,750
Cash and cash equivalents	5,986	1,033	518,565	—	525,584
Investments in subsidiaries	3,509,974	51,812	—	(3,561,786)	—
Due from subsidiaries and affiliates	126,548	23	—	(126,571)	—
Premiums receivable	—	—	440,007	—	440,007
Prepaid reinsurance premiums	—	—	94,810	—	94,810
Reinsurance recoverable	—	—	66,694	—	66,694
Accrued investment income	—	121	26,388	—	26,509
Deferred acquisition costs	—	—	110,059	—	110,059
Receivable for investments sold	10	—	52,380	—	52,390
Other assets	112,400	1,242	123,661	(101,458)	135,845
Goodwill and other intangible assets	—	—	7,902	—	7,902
Total assets	$3,891,924	$142,381	$7,959,060	$(3,789,815)	$8,203,550
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$1,412,510	$—	$1,412,510
Unearned premiums	—	—	512,386	—	512,386
Debt	—	249,522	—	—	249,522
Amounts due to subsidiaries and affiliates	6,000	49,015	—	(55,015)	—
Reinsurance balances payable	—	—	454,580	—	454,580
Payable for investments purchased	—	—	203,021	—	203,021
Other liabilities	20,209	4,013	351,344	(1,458)	374,108
Total liabilities	26,209	302,550	2,933,841	(56,473)	3,206,127
Redeemable noncontrolling interest	—	—	1,131,708	—	1,131,708
Shareholders’ Equity
Total shareholders’ equity	3,865,715	(160,169)	3,893,511	(3,733,342)	3,865,715
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,891,924	$142,381	$7,959,060	$(3,789,815)	$8,203,550

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,400,551	$—	$1,400,551
Net investment income	15,391	1,251	4,063	996	144,642	(13,776)	152,567
Net foreign exchange gains (losses)	4	—	—	—	(3,055)	—	(3,051)
Equity in earnings of other ventures	—	—	—	—	20,481	—	20,481
Other income	663	—	—	—	13,472	(663)	13,472
Net realized and unrealized (losses) gains on investments	(2,080)	566	(2,600)	—	(64,804)	—	(68,918)
Total revenues	13,978	1,817	1,463	996	1,511,287	(14,439)	1,515,102
Expenses
Net claims and claim expenses incurred	—	—	—	—	448,238	—	448,238
Acquisition expenses	—	—	—	—	238,592	—	238,592
Operational expenses	4,249	4,561	3	2,503	207,802	(6)	219,112
Corporate expenses	40,808	312	3	360	35,631	—	77,114
Interest expense	1,255	7,233	4,922	15,819	7,437	(996)	35,670
Total expenses	46,312	12,106	4,928	18,682	937,700	(1,002)	1,018,726
(Loss) income before equity in net income of subsidiaries and taxes	(32,334)	(10,289)	(3,465)	(17,686)	573,587	(13,437)	496,376
Equity in net income of subsidiaries	463,526	5,493	35,329	72,925	—	(577,273)	—
Income (loss) before taxes	431,192	(4,796)	31,864	55,239	573,587	(590,710)	496,376
Income tax benefit (expense)	—	32,005	1,985	6,190	5,686	—	45,866
Net income	431,192	27,209	33,849	61,429	579,273	(590,710)	542,242
Net income attributable to noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Net income attributable to RenaissanceRe	431,192	27,209	33,849	61,429	468,223	(590,710)	431,192
Dividends on preference shares	(22,381)	—	—	—	—	—	(22,381)
Net income attributable to RenaissanceRe common shareholders	$408,811	$27,209	$33,849	$61,429	$468,223	$(590,710)	$408,811

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$431,192	$27,209	$33,849	$61,429	$579,273	$(590,710)	$542,242
Change in net unrealized gains on investments	—	—	—	—	(1,308)	—	(1,308)
Comprehensive income	431,192	27,209	33,849	61,429	577,965	(590,710)	540,934
Net income attributable to noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Comprehensive income attributable to RenaissanceRe	$431,192	$27,209	$33,849	$61,429	$466,915	$(590,710)	$429,884

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,062,416	$—	$1,062,416
Net investment income	2,706	1,765	123,582	(3,737)	124,316
Net foreign exchange (losses) gains	(13)	—	6,273	—	6,260
Equity in earnings of other ventures	—	—	26,075	—	26,075
Other loss	—	(7)	(416)	—	(423)
Net realized and unrealized gains on investments	83	9,069	32,281	—	41,433
Total revenues	2,776	10,827	1,250,211	(3,737)	1,260,077
Expenses
Net claims and claim expenses incurred	—	—	197,947	—	197,947
Acquisition expenses	—	—	144,476	—	144,476
Operational expenses	(4,890)	7,004	188,857	(332)	190,639
Corporate expenses	20,787	238	1,962	—	22,987
Interest expense	—	14,467	2,697	—	17,164
Total expenses	15,897	21,709	535,939	(332)	573,213
(Loss) income before equity in net income of subsidiaries and taxes	(13,121)	(10,882)	714,272	(3,405)	686,864
Equity in net income of subsidiaries	545,839	6,491	—	(552,330)	—
Income tax benefit (expense)	—	4,064	(4,672)	—	(608)
Net income (loss)	532,718	(327)	709,600	(555,735)	686,256
Net income attributable to noncontrolling interest	—	—	(153,538)	—	(153,538)
Net income (loss) attributable to RenaissanceRe	532,718	(327)	556,062	(555,735)	532,718
Dividends on preference shares	(22,381)	—	—	—	(22,381)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$510,337	$(327)	$556,062	$(555,735)	$510,337

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$532,718	$(327)	$709,600	$(555,735)	$686,256
Change in net unrealized gains on investments	—	—	(715)	—	(715)
Comprehensive income (loss)	532,718	(327)	708,885	(555,735)	685,541
Net income attributable to noncontrolling interests	—	—	(153,538)	—	(153,538)
Comprehensive income attributable to noncontrolling interests	—	—	(153,538)	—	(153,538)
Comprehensive income (loss) available (attributable) to RenaissanceRe	$532,718	$(327)	$555,347	$(555,735)	$532,003

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,114,626	$—	$1,114,626
Net investment income	4,213	488	209,105	(5,778)	208,028
Net foreign exchange (losses) gains	(7)	(2)	1,926	—	1,917
Equity in earnings of other ventures	—	—	23,194	—	23,194
Other income (loss)	106	(1,647)	(818)	—	(2,359)
Net realized and unrealized (losses) gains on investments	(483)	1,196	34,363	—	35,076
Total revenues	3,829	35	1,382,396	(5,778)	1,380,482
Expenses
Net claims and claim expenses incurred	—	—	171,287	—	171,287
Acquisition expenses	—	—	125,501	—	125,501
Operational expenses	(4,962)	7,566	189,117	(616)	191,105
Corporate expenses	31,264	338	2,020	—	33,622
Interest expense	734	14,467	2,728	—	17,929
Total expenses	27,036	22,371	490,653	(616)	539,444
(Loss) income before equity in net earnings of subsidiaries and taxes	(23,207)	(22,336)	891,743	(5,162)	841,038
Equity in net earnings of subsidiaries	713,831	41	—	(713,872)	—
Income (loss) from continuing operations before taxes	690,624	(22,295)	891,743	(719,034)	841,038
Income tax expense	—	(1,558)	(134)	—	(1,692)
Income (loss) from continuing operations	690,624	(23,853)	891,609	(719,034)	839,346
Income from discontinued operations	—	—	2,422	—	2,422
Net income (loss)	690,624	(23,853)	894,031	(719,034)	841,768
Net income attributable to noncontrolling interest	—	—	(151,144)	—	(151,144)
Net income (loss) attributable to RenaissanceRe	690,624	(23,853)	742,887	(719,034)	690,624
Dividends on preference shares	(24,948)	—	—	—	(24,948)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$665,676	$(23,853)	$742,887	$(719,034)	$665,676

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$690,624	$(23,853)	$894,031	$(719,034)	$841,768
Change in net unrealized gains on investments	—	—	(9,491)	—	(9,491)
Comprehensive income (loss)	690,624	(23,853)	884,540	(719,034)	832,277
Net income attributable to noncontrolling interests	—	—	(151,144)	—	(151,144)
Comprehensive income attributable to noncontrolling interests	—	—	(151,144)	—	(151,144)
Comprehensive income (loss) attributable to RenaissanceRe	$690,624	$(23,853)	$733,396	$(719,034)	$681,133

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(39,213)	$(9,201)	$(6,830)	$(17,871)	$487,852	$414,737
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	63,824	49,807	45,087	—	9,323,024	9,481,742
Purchases of fixed maturity investments trading	(161,183)	(59,040)	—	—	(9,462,845)	(9,683,068)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	8,688	8,688
Net sales (purchases) of equity investments trading	—	33,693	(269,244)	—	87,993	(147,558)
Net (purchases) sales of short term investments	(116,461)	(63,305)	238,177	—	610,705	669,116
Net sales of other investments	—	—	—	—	15,843	15,843
Net purchases of investments in other ventures	—	—	—	—	(10,150)	(10,150)
Net sales of other assets	—	—	—	—	4,500	4,500
Dividends and return of capital from subsidiaries	1,584,624	180,000	65,000	87,553	(1,917,177)	—
Contributions to subsidiaries	(294,733)	(8,550)	(66,753)	(185,000)	555,036	—
Due to (from) subsidiary	207,996	(118,529)	129	(183,405)	93,809	—
Net purchase of Platinum	(904,433)	—	1,537	—	224,744	(678,152)
Net cash provided by (used in) investing activities	379,634	14,076	13,933	(280,852)	(465,830)	(339,039)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(53,967)	—	—	—	—	(53,967)
Dividends paid – preference shares	(22,381)	—	—	—	—	(22,381)
RenaissanceRe common share repurchases	(259,874)	—	—	—	—	(259,874)
Issuance of debt	—	—	—	299,400	146,189	445,589
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(193,032)	(193,032)
Net cash (used in) provided by financing activities	(336,222)	—	—	299,400	(46,843)	(83,665)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(10,732)	(10,732)
Net increase (decrease) in cash and cash equivalents	4,199	4,875	7,103	677	(35,553)	(18,699)
Cash and cash equivalents, beginning of period	5,986	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of period	$10,185	$5,908	$7,103	$677	$483,012	$506,885

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$429	$(18,114)	$678,342	$660,657
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	88,273	20,487	7,573,813	7,682,573
Purchases of fixed maturity investments trading	(88,341)	(14,969)	(7,535,868)	(7,639,178)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	7,088	7,088
Net sales (purchases) of equity investments trading	—	13,761	(33,764)	(20,003)
Net sales (purchases) of short term investments	73,717	225	(28,919)	45,023
Net sales of other investments	—	—	59,120	59,120
Net sales of investments in other ventures	—	—	1,030	1,030
Net sales of other assets	—	—	6,000	6,000
Dividends and return of capital from subsidiaries	1,259,224	11,204	(1,270,428)	—
Contributions to subsidiaries	(759,456)	(1,949)	761,405	—
Due to (from) subsidiaries	6,315	(13,639)	7,324	—
Net cash provided by (used in) investing activities	579,732	15,120	(453,199)	141,653
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(45,912)	—	—	(45,912)
Dividends paid – preference shares	(22,381)	—	—	(22,381)
RenaissanceRe common share repurchases	(514,678)	—	—	(514,678)
Net third party redeemable noncontrolling interest share transactions	—	—	(111,707)	(111,707)
Net cash (used in) provided by financing activities	(582,971)	—	(111,707)	(694,678)
Effect of exchange rate changes on foreign currency cash	—	—	9,920	9,920
Net (decrease) increase in cash and cash equivalents	(2,810)	(2,994)	123,356	117,552
Cash and cash equivalents, beginning of period	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of period	$5,986	$1,033	$518,565	$525,584

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash provided by (used in) operating activities	$(36,508)	$(9,025)	$841,254	$795,721
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	880,749	185,143	7,185,513	8,251,405
Purchases of fixed maturity investments trading	(491,768)	(160,422)	(7,814,277)	(8,466,467)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	45,178	45,178
Net purchases of equity investments trading	—	(81,437)	48,382	(33,055)
Net sales (purchases) of short term investments	21,217	9,399	(277,587)	(246,971)
Net sales of other investments	—	—	76,214	76,214
Net purchases of investments in other ventures	—	—	(4,000)	(4,000)
Net sales of other assets	—	—	2,181	2,181
Dividends and return of capital from subsidiaries	504,241	10,302	(514,543)	—
Contributions to subsidiaries	(500,652)	(23,821)	524,473	—
Due (from) to subsidiary	15,988	57,155	(73,143)	—
Net payments related to sale of discontinued operations	—	—	60,000	60,000
Net cash provided by (used in) investing activities	429,775	(3,681)	(741,609)	(315,515)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(49,267)	—	—	(49,267)
Dividends paid – preference shares	(24,948)	—	—	(24,948)
RenaissanceRe common share repurchases	(207,410)	—	—	(207,410)
Net repayment of debt	(100,000)	—	(2,436)	(102,436)
Redemption of 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Redemption of 6.60% Series D preference shares	(150,000)	—	—	(150,000)
Issuance of 5.375% Series E preference shares, net of expenses	265,856	—	—	265,856
Contribution of capital from parent	—	15,205	(15,205)	—
Third party investment in noncontrolling interest	—	—	(5,750)	(5,750)
Net cash (used in) provided by financing activities	(390,769)	15,205	(23,391)	(398,955)
Effect of exchange rate changes on foreign currency cash	—	—	1,423	1,423
Net increase in cash and cash equivalents	2,498	2,499	77,677	82,674
Net decrease in cash and cash equivalents of discontinued operations	—	—	21,213	21,213
Cash and cash equivalents, beginning of year	6,298	1,528	296,319	304,145
Cash and cash equivalents, end of year	$8,796	$4,027	$395,209	$408,032

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 24. SUBSEQUENT EVENTS
During January 2016, DaVinciRe redeemed a portion of its outstanding shares from certain existing DaVinciRe shareholders, including RenaissanceRe, while new DaVinciRe shareholders purchased shares in DaVinciRe from RenaissanceRe. The net redemption as a result of these transactions was $100.0 million. In connection with the redemption, DaVinciRe retained a $20.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 24.0%, effective January 1, 2016.
Effective January 1, 2016, Upsilon RFO returned capital to all of the investors who participated in risks incepting on January 1, 2015 and expiring on December 31, 2015, including the Company. The total amount of capital available to be returned was $200.5 million, including $41.3 million related to the Company. In conjunction with risks incepting January 1, 2016, $62.5 million of Upsilon RFO non-voting preference shares were issued to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $25.3 million of the non-voting preference shares were issued to the Company, representing a 28.3% participation in the risks assumed by Upsilon RFO. As a result of these transactions, the net amount to be returned to unaffiliated third-party investors and the Company was $96.7 million and $16.0 million, respectively.
Subsequent to December 31, 2015 and through the period ended February 18, 2016, third-party investors subscribed for and redeemed an aggregate of $20.0 million and $0.8 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 42.3%, effective February 1, 2016.
Subsequent to December 31, 2015 and through the period ended February 18, 2016, the Company repurchased 717 thousand common shares in open market transactions at an aggregate cost of $79.3 million and at an average share price of $110.57.
On February 19, 2016, RenaissanceRe’s Board of Directors approved an increase in the authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 19, 2016 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2015. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 19, 2016

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2015
	Amortized Cost	Market Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturity investments
U.S. treasuries	$2,071,287	$2,064,944	$2,064,944
Agencies	138,724	137,976	137,976
Municipal	580,670	583,282	583,282
Non-U.S. government (Sovereign debt)	344,901	334,981	334,981
Non-U.S. government-backed corporate	142,715	138,994	138,994
Corporate	2,100,277	2,055,323	2,055,323
Agency mortgage-backed	508,283	504,518	504,518
Non-agency mortgage-backed	258,851	270,763	270,763
Commercial mortgage-backed	565,060	561,496	561,496
Asset-backed	131,052	130,541	130,541
Total fixed maturity investments	$6,841,820	6,782,818	6,782,818
Short term investments		1,208,401	1,208,401
Equity investments		393,877	393,877
Other investments		481,621	481,621
Investments in other ventures, under equity method		132,351	132,351
Total investments		$8,999,068	$8,999,068

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2015 AND 2014
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2015	2014
Assets
Fixed maturity investments trading, at fair value (Amortized cost $96,957 and $Nil at December 31, 2015 and 2014, respectively)	$96,441	$—
Short term investments, at fair value	253,451	137,006
Cash and cash equivalents	10,185	5,986
Investments in subsidiaries	3,902,519	3,509,974
Due from subsidiaries	19,168	10,164
Dividends due from subsidiaries	62,114	116,384
Accrued investment income	1,253	—
Receivable for investments sold	26	10
Other assets	390,302	112,400
Goodwill and other intangible assets	137,064	—
Total Assets	$4,872,523	$3,891,924
Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$117,000	$—
Due to subsidiaries	2,641	6,000
Payable for investments purchased	999	—
Other liabilities	19,699	20,209
Total Liabilities	140,339	26,209
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2015 (December 31, 2014 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 43,701,064 shares issued and outstanding at December 31, 2015 (December 31, 2014 – 38,441,972)	43,701	38,442
Additional paid-in capital	507,674	—
Accumulated other comprehensive income	2,108	3,416
Retained earnings	3,778,701	3,423,857
Total Shareholders’ Equity	4,732,184	3,865,715
Total Liabilities and Shareholders’ Equity	$4,872,523	$3,891,924

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2015	2014	2013
Revenues
Net investment income	$15,391	$2,706	$4,213
Net foreign exchange gains (losses)	4	(13)	(7)
Other income	663	—	106
Net realized and unrealized (losses) gains on investments	(2,080)	83	(483)
Total revenues	13,978	2,776	3,829
Expenses
Interest expense	1,255	—	734
Operational expenses	4,249	(4,890)	(4,962)
Corporate expenses	40,808	20,787	31,264
Total expenses	46,312	15,897	27,036
Loss before equity in net income of subsidiaries	(32,334)	(13,121)	(23,207)
Equity in net income of subsidiaries	463,526	545,839	713,831
Net income	431,192	532,718	690,624
Dividends on preference shares	(22,381)	(22,381)	(24,948)
Net income available to RenaissanceRe common shareholders	$408,811	$510,337	$665,676

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2015	2014	2013
Comprehensive income
Net income	$431,192	$532,718	$690,624
Comprehensive income attributable to RenaissanceRe	$431,192	$532,718	$690,624

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2015	2014	2013
Cash flows (used in) provided by operating activities:
Net income	$431,192	$532,718	$690,624
Less: equity in net income of subsidiaries	(463,526)	(545,839)	(713,831)
	(32,334)	(13,121)	(23,207)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Net unrealized gains included in other income	—	—	(20)
Net realized and unrealized losses (gains) on investments	2,080	(83)	483
Other	(8,959)	13,633	(13,764)
Net cash (used in) provided by operating activities	(39,213)	429	(36,508)
Cash flows provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	63,824	88,273	880,749
Purchases of fixed maturity investments trading	(161,183)	(88,341)	(491,768)
Net (purchases) sales of short term investments	(116,461)	73,717	21,217
Dividends and return of capital from subsidiaries	1,584,624	1,259,224	504,241
Contributions to subsidiaries	(294,733)	(759,456)	(500,652)
Due to (from) subsidiary	207,996	6,315	15,988
Net purchase of Platinum	(904,433)	—	—
Net cash provided by investing activities	379,634	579,732	429,775
Cash flows used in financing activities:
Dividends paid – RenaissanceRe common shares	(53,967)	(45,912)	(49,267)
Dividends paid – preference shares	(22,381)	(22,381)	(24,948)
RenaissanceRe common share repurchases	(259,874)	(514,678)	(207,410)
Redemption of 6.08% Series C preference shares	—	—	(125,000)
Redemption of 6.60% Series D preference shares	—	—	(150,000)
Issuance of 5.375% Series E preference share, net of expenses	—	—	265,856
Repayment of debt	—	—	(100,000)
Net cash used in financing activities	(336,222)	(582,971)	(390,769)
Net increase (decrease) in cash and cash equivalents	4,199	(2,810)	2,498
Cash and cash equivalents, beginning of year	5,986	8,796	6,298
Cash and cash equivalents, end of year	$10,185	$5,986	$8,796

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2015			Year ended December 31, 2015
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$23,289	$564,261	$202,952	$622,714	$—	$75,574	$47,264	$93,494	$557,369
Specialty Reinsurance	134,593	1,804,617	506,936	548,810	—	244,495	135,811	70,525	582,909
Lloyd’s	41,498	370,489	179,214	229,075	—	128,667	55,269	54,827	275,953
Other	—	27,678	—	(48)	152,567	(498)	248	266	(48)
Total	$199,380	$2,767,045	$889,102	$1,400,551	$152,567	$448,238	$238,592	$219,112	$1,416,183

	December 31, 2014			Year ended December 31, 2014
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$28,057	$542,667	$222,864	$590,845	$—	$1,757	$43,161	$95,851	$541,608
Specialty Reinsurance	58,758	543,710	184,054	253,537	—	88,502	60,936	43,370	295,855
Lloyd’s	23,244	284,447	105,468	217,666	—	113,825	46,927	51,115	230,429
Other	—	41,686	—	368	124,316	(6,137)	(6,548)	303	344
Total	$110,059	$1,412,510	$512,386	$1,062,416	$124,316	$197,947	$144,476	$190,639	$1,068,236

	December 31, 2013			Year ended December 31, 2013
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Catastrophe Reinsurance	$37,889	$780,987	$279,465	$723,705	$—	$7,908	$49,161	$108,130	$753,078
Specialty Reinsurance	26,727	506,268	115,278	214,306	—	67,236	41,538	31,780	248,562
Lloyd’s	17,068	218,367	83,145	176,029	—	95,693	34,823	50,540	201,697
Other	—	58,108	—	586	208,028	450	(21)	655	610
Total	$81,684	$1,563,730	$477,888	$1,114,626	$208,028	$171,287	$125,501	$191,105	$1,203,947

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2015
Property and liability premiums earned	$98,182	$466,719	$1,769,088	$1,400,551	126%
Year ended December 31, 2014
Property and liability premiums earned	$66,027	$453,658	$1,450,047	$1,062,416	136%
Year ended December 31, 2013
Property and liability premiums earned	$44,530	$412,415	$1,482,511	$1,114,626	133%
SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2015	$199,380	$2,767,045	$—	$889,102	$1,400,551	$152,567
Year ended December 31, 2014	$110,059	$1,412,510	$—	$512,386	$1,062,416	$124,316
Year ended December 31, 2013	$81,684	$1,563,730	$—	$477,888	$1,114,626	$208,028

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2015	$610,685	$(162,447)	$238,592	$555,652	$1,416,183
Year ended December 31, 2014	$341,745	$(143,798)	$144,476	$314,836	$1,068,236
Year ended December 31, 2013	$315,241	$(143,954)	$125,501	$395,447	$1,203,947

EXHIBIT INDEX
Exhibit

Number	Description

2.1	Agreement and Plan of Merger, dated as of November 23, 2014, by and among RenaissanceRe Holdings Ltd., Port Holdings Ltd. and Platinum Underwriters Holdings, Ltd., including the exhibits thereto. (34)

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

4.1	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (4)

4.2	Certificate of Designation, Preferences and Rights of 5.375% Series E Preference Shares. (5)

4.2(a)	Form of Stock Certificate Evidencing the 5.375% Series E Preference Shares. (5)

4.3	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Companies America, as trustee. (6)

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

4.3(d)
Second Supplemental Indenture, dated as of July 3, 2015, among RenRe North America Holdings, Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, RenaissanceRe Finance Inc., as co-obligor, and Deutsche Bank Trust Companies America, as trustee. (40)

4.4	Indenture, dated as of May 26, 2005, among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, and JPMorgan Chase Bank, N.A., as trustee. (43)

4.4(a)
Second Supplemental Indenture, dated as of November 2, 2005, among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, and JPMorgan Chase Bank, N.A., as trustee. (44)

4.4(b)
Third Supplemental Indenture, dated as of March 3, 2015, among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, RenaissanceRe Holdings Ltd., as parent guarantor, and The Bank of New York Mellon Trust Company (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (37)

4.4(c)
Fourth Supplemental Indenture, dated as of July 1, 2015, among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, RenaissanceRe Holdings Ltd., as parent guarantor, and The Bank of New York Mellon Trust Company (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (40)

4.4(d)	Guarantee, dated as of March 3, 2015, executed by RenaissanceRe for the benefit of the holders of Platinum Underwriters Finance, Inc.’s Series B 7.50% Notes due June 1, 2017. (37)

4.4(e)	Exchange and Registration Rights Agreement, dated as of May 26, 2005, among Platinum Underwriters Holdings, Ltd., Platinum Underwriters Finance, Inc. and Goldman, Sachs & Co. (43)

4.5	Senior Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (38)

i

4.5(a)
First Supplemental Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (38)

4.5(b)	Senior Debt Securities Guarantee Agreement, dated as of March 24, 2015, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee. (38)

10.1*	Further Amended and Restated Employment Agreement, dated as of May 15, 2013, by and between RenaissanceRe Holdings Ltd. and Kevin J. O'Donnell. (12)

10.2*	Form of Further Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (8)

10.3*	Employment Agreement, dated as of October 23, 2013, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (13)

10.4*	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (17)

10.4(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.4(b)*	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.4(c)*	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (9)

10.4(d)*	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (15)

10.4(e)*	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.4(f)*	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (13)

10.4(g)*	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (9)

10.4(h)*	UK Sub-Plan to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (9)

10.4(i)*	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.4(j)*	Form of Restricted Stock Grant Notice and Agreement pursuant to which restricted stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (21)

10.4(k)*
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock grants are made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan.

10.5*	RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (22)

10.5(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan. (23)

10.5(b)*	Form of Option Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. 2004 Stock Option Incentive Plan to executive officers. (22)

10.6*	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (16)

10.6(a)*	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (16)

10.7*	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (15)

10.7(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (35)

10.7(b)*	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (20)

10.7(c)*	Form of Letter Agreement with Neill A. Currie Regarding Performance Share Awards. (20)

10.7(d)*
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards are made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (35)

10.7(e)*
Performance-Based Restricted Stock Grant Notice and Agreement under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan, dated June 9, 2010, between RenaissanceRe Holdings Ltd. and Neill A. Currie. (24)

10.8*	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers. (25)

10.9*	Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd. (14)

10.10*	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (26)

10.11*	Amended and Restated RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (27)
10.11(a)* Amendment No. 1 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (28)
10.11(b)* Amendment No. 2 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (29)

10.11(c)*	Amendment No. 3 to the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (30)

10.11(d)*	Form of Director Shares Grant Notice and Agreement pursuant to which restricted stock grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.11(e)*	Form of Option Grant Notice and Agreement pursuant to which option grants are made under the RenaissanceRe Holdings Ltd. Non-Employee Director Stock Plan. (31)

10.12*	Separation, Consulting, and Release Agreement by and between RenaissanceRe Holdings Ltd. and Peter C. Durhager, dated November 13, 2014. (32)

10.13
Third Amended and Restated Credit Agreement, dated as of April 9, 2014, among Platinum Underwriters Holdings, Ltd., Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Reinsurance, Inc., Platinum Underwriters Finance, Inc., the Lenders party thereto, ING Bank N.V. and National Australian Bank Limited, as Documentation Agents, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent. (45)

10.13(a)
Consent and Amendment to Credit Agreement, dated as of March 2, 2015, by and among Platinum Underwriters Holdings, Ltd., certain subsidiaries of Platinum Underwriters Holdings, Ltd. party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (37)

10.13(b)
Guaranty, dated as of March 2, 2015, entered into by RenaissanceRe Holdings Ltd. for the benefit of Wells Fargo Bank, National Association, as administrative agent, and the other lenders referred to therein. (37)

10.14	Credit Agreement, dated as of February 25, 2015, by and between RenaissanceRe Holdings Ltd., as borrower, and Barclays Bank PLC, as lender. (36)

10.15
Amendment and Restatement Agreement, dated July 2, 2013, relating to a Facility Agreement dated July 31, 2012 for Platinum Underwriters Bermuda, Ltd. made between Platinum Underwriters Holdings, Ltd., Platinum Underwriters Bermuda, Ltd., National Australia Bank Limited and ING Bank N.V. (46)

10.15(a)
Consent and Amendment to Facility Agreement, dated as of March 2, 2015, by and among Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Holdings, Ltd., National Australia Bank Limited, as agent, security agent and a lender, and ING Bank, N.V., as a lender. (37)

10.15(b)
Guaranty, dated as of March 2, 2015, entered into by RenaissanceRe Holdings Ltd. for the benefit of National Australia Bank Limited, as agent, security agent and a lender, and ING Bank, N.V., as a lender. (37)

10.16
Amended and Restated Credit Agreement, dated as of May 15, 2015, among RenaissanceRe Holdings Ltd., as borrower, various financial institutions parties thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent for the lenders, Citibank, N.A., as syndication agent, and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint lead bookrunners. (39)

10.16(a)
Guaranty Agreement, dated as of May 15, 2015, by and among RenRe North America Holdings Inc., RenaissanceRe Finance Inc., Platinum Underwriters Holdings, Ltd., Platinum Underwriters Finance, Inc. and Wells Fargo Bank, National Association, as Administrative Agent. (39)

10.17
Standby Letter of Credit Agreement, dated as of December 23, 2014, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association. (33)

10.17(a)
First Amendment to Standby Letter of Credit Agreement, dated as of May 15, 2015, by and among Platinum Underwriters Bermuda, Ltd., Renaissance Reinsurance U.S. Inc., Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association. (39)

10.18	Facility Letter, dated September 17, 2010, from Citibank Europe PLC to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (10)

10.18(a)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (11)

10.18(b)
Amendment to Facility Letter, dated December 23, 2014, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd.

10.18(c)
Amendment to Facility Letter, dated March 31, 2015, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Platinum Underwriters Reinsurance, Inc.

10.18(d)
Amendment to Facility Letter, dated December 30, 2015, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. (42)

10.18(e)
Amendment to Facility Letter, dated January 14, 2016, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc.

10.18(f)
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe PLC. DaVinci Reinsurance Ltd., Glencoe Insurance Ltd., Renaissance Reinsurance of Europe, Renaissance Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. have each entered into an agreement with Citibank Europe PLC that is identical to the foregoing agreement, except with respect to party names and dates. (10)

10.19	Master Reimbursement Agreement, dated as of November 24, 2014, by and between RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC. (35)

10.19(a)	Pledge Agreement, dated as of November 24, 2014 by and among RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC. (35)

10.20
Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, by and among Renaissance Reinsurance Ltd., as Borrower, various lenders, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (41)

10.20(a)
First Amendment to Letter of Credit Reimbursement Agreement, dated as of December 10, 2015, among Renaissance Reinsurance Ltd., as Borrower, various lenders party to the Letter of Credit Reimbursement Agreement dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe PLC, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent.

10.21
Standby Letter of Credit Agreement, dated as of May 19, 2015, by and among National Australia Bank Limited, New York Branch, Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., Platinum Underwriters Bermuda, Ltd. and RenaissanceRe Holdings Ltd., as Guarantor. (39)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512).

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 28, 2013.

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 24, 2013.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2013.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

(15)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Definitive Proxy Statement filed with the SEC on April 8, 2010.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

v

(17)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 2, 2004.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005 (SEC File Number 001-14428).

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 11, 2010.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

(27)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the SEC on October 30, 2008.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 14, 2014.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 30, 2014.

(34)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 26, 2014.

(35)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015.

(36)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 2, 2015.

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 6, 2015.

(38)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2015.

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 21, 2015.

(40)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 8, 2015.

(41)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2015.

(42)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.

(43)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(44)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(45)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K filed with the SEC on April 10, 2014.

(46)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K filed with the SEC on July 3, 2013.