Form 10-Q
period 2016-03-31
RENAISSANCERE HOLDINGS LTD
filed 2016-04-28
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at April 25, 2016 was 43,095,065.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) of RenaissanceRe Holdings Ltd. (“RenaissanceRe”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
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

•
a contention by the Internal Revenue Service (“IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the United States (“U.S.”);

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
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value (Amortized cost $6,858,254 and $6,825,877 at March 31, 2016 and December 31, 2015, respectively)	$6,890,592	$6,765,005
Fixed maturity investments available for sale, at fair value (Amortized cost $12,384 and $15,943 at March 31, 2016 and December 31, 2015, respectively)	13,985	17,813
Short term investments, at fair value	1,171,523	1,208,401
Equity investments trading, at fair value	335,509	393,877
Other investments, at fair value	496,900	481,621
Investments in other ventures, under equity method	131,692	132,351
Total investments	9,040,201	8,999,068
Cash and cash equivalents	449,149	506,885
Premiums receivable	1,094,116	778,009
Prepaid reinsurance premiums	444,954	230,671
Reinsurance recoverable	167,228	134,526
Accrued investment income	37,492	39,749
Deferred acquisition costs	287,291	199,380
Receivable for investments sold	204,306	220,834
Other assets	167,514	181,011
Goodwill and other intangible assets	261,662	265,154
Total assets	$12,153,913	$11,555,287
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,811,523	$2,767,045
Unearned premiums	1,261,454	889,102
Debt	957,536	960,495
Reinsurance balances payable	618,344	523,974
Payable for investments purchased	454,593	391,378
Other liabilities	208,533	245,145
Total liabilities	6,311,983	5,777,139
Commitments and Contingencies
Redeemable noncontrolling interest	1,081,337	1,045,964
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at March 31, 2016 (December 31, 2015 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 43,095,065 shares issued and outstanding at March 31, 2016 (December 31, 2015 – 43,701,064)	43,095	43,701
Additional paid-in capital	422,422	507,674
Accumulated other comprehensive income	1,665	2,108
Retained earnings	3,893,411	3,778,701
Total shareholders’ equity attributable to RenaissanceRe	4,760,593	4,732,184
Total liabilities, noncontrolling interests and shareholders’ equity	$12,153,913	$11,555,287
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2016 and 2015
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Revenues
Gross premiums written	$862,133	$643,578
Net premiums written	$511,675	$404,035
Increase in unearned premiums	(158,069)	(107,275)
Net premiums earned	353,606	296,760
Net investment income	28,863	39,707
Net foreign exchange losses	(1,692)	(3,130)
Equity in earnings of other ventures	1,611	5,295
Other income	4,079	1,539
Net realized and unrealized gains on investments	61,653	41,749
Total revenues	448,120	381,920
Expenses
Net claims and claim expenses incurred	126,605	76,853
Acquisition expenses	65,592	43,401
Operational expenses	56,235	45,621
Corporate expenses	8,225	45,533
Interest expense	10,538	5,316
Total expenses	267,195	216,724
Income before taxes	180,925	165,196
Income tax (expense) benefit	(2,744)	47,904
Net income	178,181	213,100
Net income attributable to redeemable noncontrolling interests	(44,591)	(39,662)
Net income attributable to RenaissanceRe	133,590	173,438
Dividends on preference shares	(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders	$127,995	$167,843
Net income available to RenaissanceRe common shareholders per common share – basic	$2.97	$4.18
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.95	$4.14
Dividends per common share	$0.31	$0.30

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Comprehensive income
Net income	$178,181	$213,100
Change in net unrealized gains on investments	(443)	(74)
Comprehensive income	177,738	213,026
Net income attributable to redeemable noncontrolling interests	(44,591)	(39,662)
Comprehensive income attributable to redeemable noncontrolling interests	(44,591)	(39,662)
Comprehensive income attributable to RenaissanceRe	$133,147	$173,364
Disclosure regarding net unrealized gains
Total net realized and unrealized holding gains on investments	$(443)	$(23)
Net realized gains on fixed maturity investments available for sale	—	(51)
Change in net unrealized gains on investments	$(443)	$(74)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Preference shares
Balance – January 1	$400,000	$400,000
Balance – March 31	400,000	400,000
Common shares
Balance – January 1	43,701	38,442
Issuance of shares	—	7,435
Repurchase of shares	(769)	—
Exercise of options and issuance of restricted stock awards	163	149
Balance – March 31	43,095	46,026
Additional paid-in capital
Balance – January 1	507,674	—
Issuance of shares	—	754,384
Repurchase of shares	(84,397)	—
Change in redeemable noncontrolling interests	(77)	(260)
Exercise of options and issuance of restricted stock awards	(778)	817
Balance – March 31	422,422	754,941
Accumulated other comprehensive income
Balance – January 1	2,108	3,416
Change in net unrealized gains on investments	(443)	(74)
Balance – March 31	1,665	3,342
Retained earnings
Balance – January 1	3,778,701	3,423,857
Net income	178,181	213,100
Net income attributable to redeemable noncontrolling interests	(44,591)	(39,662)
Dividends on common shares	(13,285)	(13,720)
Dividends on preference shares	(5,595)	(5,595)
Balance – March 31	3,893,411	3,577,980
Total shareholders’ equity	$4,760,593	$4,782,289

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Cash flows used in operating activities
Net income	$178,181	$213,100
Adjustments to reconcile net income to net cash used in operating activities
Amortization, accretion and depreciation	8,752	4,813
Equity in undistributed earnings of other ventures	(415)	(3,676)
Net realized and unrealized gains on investments	(61,653)	(41,749)
Net unrealized losses (gains) included in net investment income	15,362	(4,885)
Change in:
Premiums receivable	(316,107)	(193,690)
Prepaid reinsurance premiums	(214,283)	(130,801)
Reinsurance recoverable	(32,702)	(12,274)
Deferred acquisition costs	(87,911)	(35,914)
Reserve for claims and claim expenses	44,478	(28,787)
Unearned premiums	372,352	238,075
Reinsurance balances payable	94,370	35,995
Other	(10,131)	(158,812)
Net cash used in operating activities	(9,707)	(118,605)
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	2,540,073	2,075,678
Purchases of fixed maturity investments trading	(2,656,283)	(1,490,123)
Proceeds from sales and maturities of fixed maturity investments available for sale	3,662	1,757
Net sales of equity investments trading	119,369	50,627
Net sales of short term investments	134,009	112,795
Net purchases of other investments	(39,698)	(7,952)
Net purchases of investments in other ventures	—	(126)
Net purchases of other assets	—	(2,500)
Net purchase of Platinum	—	(678,152)
Net cash provided by investing activities	101,132	62,004
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(13,285)	(13,720)
Dividends paid – preference shares	(5,595)	(5,595)
RenaissanceRe common share repurchases	(85,166)	(446)
Issuance of debt, net of expenses	—	297,823
Net third party redeemable noncontrolling interest share transactions	(50,374)	(180,285)
Net cash (used in) provided by financing activities	(154,420)	97,777
Effect of exchange rate changes on foreign currency cash	5,259	(9,142)
Net (decrease) increase in cash and cash equivalents	(57,736)	32,034
Cash and cash equivalents, beginning of period	506,885	525,584
Cash and cash equivalents, end of period	$449,149	$557,618

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1.    ORGANIZATION
This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2015.
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

•
The Company also manages property catastrophe and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements and all significant intercompany transactions have been eliminated. Redeemable noncontrolling interest - DaVinciRe represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of RenaissanceRe, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

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

•
Effective November 13, 2014, the Company incorporated RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted Bermuda segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is an investment company and is considered a VIE. The Company does not have a variable interest in Upsilon Fund and as a result Upsilon Fund is not consolidated by the Company.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2015, except as noted below.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The objective of ASU 2014-12 is to resolve the diverse accounting treatment of share-based payment awards in situations where an employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. For example, if an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award. ASU 2014-12 will resolve if and when the performance target is achieved. ASU 2014-12 became effective for all entities in annual and interim periods beginning after December 15, 2015. Early adoption was permitted. The Company adopted ASU 2014-12 effective January 1, 2016, and prospectively applied the amendments in ASU 2014-12 to all awards granted or modified after the effective date. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated statements of operations and financial position.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 will affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under ASU 2015-02. ASU 2015-02 set forth amendments: modifying the evaluation of whether limited partnerships and similar legal entities are VIEs; eliminating the presumption that a general partner should consolidate a limited partnership; affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangement and related party relationships; and providing a scope exception from consolidation guidance for reporting entities with interests in certain investment funds. ASU 2015-02 became effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. The Company adopted ASU 2015-02 effective January 1, 2016 and it did not have a material impact on the Company’s consolidated statements of operations and financial position. See “Note 7. Variable Interest Entities” for additional information related to the Company’s VIE’s.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for public business entities in annual and interim periods beginning after December 15, 2015 with retroactive application. The Company retrospectively adopted ASU 2015-03 effective January 1, 2016 and the impact on the Company’s consolidated balance sheet at December 31, 2015 was to reduce each of other assets and debt by $5.6 million, respectively, which represented the deferred debt issuance costs previously recorded in other assets and reclassified as an offset to debt. In addition, for the three months ended March 31, 2015, corporate expense was reduced by $65 thousand and interest expense was increased by $65 thousand to reclassify the amortization of deferred debt issuance costs from corporate expense to interest expense. There was no net impact on the Company’s consolidated statements of operations or financial position as a result of the retrospective adoption of ASU 2015-03.
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 became effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application was permitted. The Company retrospectively adopted ASU 2015-07 effective January 1, 2016; since this update is disclosure-related only, it did not have a material impact on the Company’s statements of operations and financial position.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 removes the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. Rather, those adjustments are to be recognized by the acquirer in the reporting period in which the adjustment amounts are determined. A reporting entity is also required to disclose, in the reporting period in which the adjustment amounts are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the reporting entity would present on the face of the income statement or disclose in the notes the amounts that would have been recorded in previous reporting periods if the adjustment to provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective for public business entities in annual and interim periods beginning after December 15, 2015. ASU 2015-16 should be applied prospectively to adjustments for provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. The Company adopted ASU 2015-16 effective January 1, 2016 and it did not have a material impact on the Company’s consolidated statements of operations and financial position.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and for form of financial asset on the balance sheet or the accompanying notes to the financial statements and clarifies that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the organization’s other deferred tax assets. ASU 2016-01 is effective for public business entities in annual and interim periods beginning after December 15, 2017. Earlier adoption is generally not permitted, except for certain specific provisions of ASU 2016-01. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2016	December 31, 2015
U.S. treasuries	$2,475,747	$2,064,944
Agencies	85,270	137,976
Municipal	564,555	583,282
Non-U.S. government (Sovereign debt)	353,756	334,981
Non-U.S. government-backed corporate	164,724	138,994
Corporate	1,833,825	2,055,323
Agency mortgage-backed	497,943	504,368
Non-agency mortgage-backed	248,609	262,235
Commercial mortgage-backed	535,068	554,625
Asset-backed	131,095	128,277
Total fixed maturity investments trading	$6,890,592	$6,765,005

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$141	$9	$—	$150	$—
Non-agency mortgage-backed	6,627	1,336	—	7,963	525
Commercial mortgage-backed	5,616	256	—	5,872	—
Total fixed maturity investments available for sale	$12,384	$1,601	$—	$13,985	$525

		Included in Accumulated Other Comprehensive Income
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$143	$7	$—	$150	$—
Non-agency mortgage-backed	7,005	1,523	—	8,528	550
Commercial mortgage-backed	6,578	293	—	6,871	—
Asset-backed	2,217	47	—	2,264	—
Total fixed maturity investments available for sale	$15,943	$1,870	$—	$17,813	$550

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

	Trading		Available for Sale		Total Fixed Maturity Investments
March 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$217,858	$215,975	$—	$—	$217,858	$215,975
Due after one through five years	4,002,809	4,011,832	—	—	4,002,809	4,011,832
Due after five through ten years	1,028,014	1,035,877	—	—	1,028,014	1,035,877
Due after ten years	207,716	214,193	—	—	207,716	214,193
Mortgage-backed	1,270,780	1,281,620	12,384	13,985	1,283,164	1,295,605
Asset-backed	131,077	131,095	—	—	131,077	131,095
Total	$6,858,254	$6,890,592	$12,384	$13,985	$6,870,638	$6,904,577

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2016	December 31, 2015
Financials	$190,916	$193,716
Communications and technology	47,751	65,833
Industrial, utilities and energy	37,956	51,168
Consumer	29,997	40,918
Healthcare	24,374	36,148
Basic materials	4,515	6,094
Total	$335,509	$393,877

Pledged Investments
At March 31, 2016, $2.4 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2015 - $2.5 billion). Of this amount, $0.7 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2015 - $0.7 billion).
Reverse Repurchase Agreements
At March 31, 2016, the Company held $40.3 million (December 31, 2015 - $26.2 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Fixed maturity investments	$36,006	$25,939
Short term investments	1,000	197
Equity investments	1,663	2,604
Other investments
Private equity investments	(9,358)	10,413
Other	3,309	3,508
Cash and cash equivalents	129	148
	32,749	42,809
Investment expenses	(3,886)	(3,102)
Net investment income	$28,863	$39,707

Net Realized and Unrealized Gains on Investments
Net realized and unrealized gains on investments are as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Gross realized gains	$17,750	$21,532
Gross realized losses	(14,665)	(4,871)
Net realized gains on fixed maturity investments	3,085	16,661
Net unrealized gains on fixed maturity investments trading	85,465	25,972
Net realized and unrealized losses on investments-related derivatives	(19,449)	(4,208)
Net realized (losses) gains on equity investments trading	(818)	7,481
Net unrealized losses on equity investments trading	(6,630)	(4,157)
Net realized and unrealized gains on investments	$61,653	$41,749

The Company did not have any fixed maturity investments available for sale in an unrealized loss position at March 31, 2016 or December 31, 2015.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,475,747	$2,475,747	$—	$—
Agencies	85,270	—	85,270	—
Municipal	564,555	—	564,555	—
Non-U.S. government (Sovereign debt)	353,756	—	353,756	—
Non-U.S. government-backed corporate	164,724	—	164,724	—
Corporate	1,833,825	—	1,826,325	7,500
Agency mortgage-backed	498,093	—	498,093	—
Non-agency mortgage-backed	256,572	—	256,572	—
Commercial mortgage-backed	540,940	—	540,940	—
Asset-backed	131,095	—	131,095	—
Total fixed maturity investments	6,904,577	2,475,747	4,421,330	7,500
Short term investments	1,171,523	—	1,171,523	—
Equity investments trading	335,509	335,509	—	—
Other investments
Catastrophe bonds	272,397	—	272,397	—
Private equity partnerships (1)	200,465	—	—	—
Senior secured bank loan fund (1)	22,334	—	—	—
Hedge funds (1)	1,704	—	—	—
Total other investments	496,900	—	272,397	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(4,724)	—	—	(4,724)
Derivatives (3)	(5,908)	(1,490)	(4,418)	—
Other	(1,303)	—	(1,303)	—
Total other assets and (liabilities)	(11,935)	(1,490)	(5,721)	(4,724)
	$8,896,574	$2,809,766	$5,859,529	$2,776

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at March 31, 2016 are $2.8 million and $7.5 million of other assets and other liabilities, respectively.

(3)	See “Note 11. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,064,944	$2,064,944	$—	$—
Agencies	137,976	—	137,976	—
Municipal	583,282	—	583,282	—
Non-U.S. government (Sovereign debt)	334,981	—	334,981	—
Non-U.S. government-backed corporate	138,994	—	138,994	—
Corporate	2,055,323	—	2,047,705	7,618
Agency mortgage-backed	504,518	—	504,518	—
Non-agency mortgage-backed	270,763	—	270,763	—
Commercial mortgage-backed	561,496	—	561,496	—
Asset-backed	130,541	—	130,541	—
Total fixed maturity investments	6,782,818	2,064,944	4,710,256	7,618
Short term investments	1,208,401	—	1,208,401	—
Equity investments trading	393,877	393,877	—	—
Other investments
Catastrophe bonds	241,253	—	241,253	—
Private equity partnerships (1)	214,848	—	—	—
Senior secured bank loan fund (1)	23,231	—	—	—
Hedge funds (1)	2,289	—	—	—
Total other investments	481,621	—	241,253	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(5,899)	—	—	(5,899)
Derivatives (3)	1,486	(1,234)	2,720	—
Other	(12,320)	—	(12,320)	—
Total other assets and (liabilities)	(16,733)	(1,234)	(9,600)	(5,899)
	$8,849,984	$2,457,587	$6,150,310	$1,719

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2015 are $3.5 million and $9.4 million of other assets and other liabilities, respectively.

(3)	See “Note 11. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
U.S. treasuries
Level 1 - At March 31, 2016, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 0.9% and a weighted average credit quality of AA (December 31, 2015 - 1.3% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2016, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.5% and a weighted average credit quality of AA (December 31, 2015 - 1.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At March 31, 2016, the Company’s municipal fixed maturity investments had a weighted average effective yield of 1.8% and a weighted average credit quality of AA (December 31, 2015 - 2.0% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers.  Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available.  The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.  In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At March 31, 2016, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 1.0% and a weighted average credit quality of AA (December 31, 2015 - 1.4% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At March 31, 2016, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.1% and a weighted average credit quality of AAA (December 31, 2015 - 1.3% and AA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At March 31, 2016, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.9% and a weighted average credit quality of BBB (December 31, 2015 - 3.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At March 31, 2016, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.3%, a weighted average credit quality of AA and a weighted average life of 5.1 years (December 31, 2015 - 2.7%, AA and 6.1 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At March 31, 2016, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 4.5%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.1 years (December 31, 2015 - 3.8%, non-investment grade and 4.3 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2016 had a weighted average effective yield of 5.5%, a weighted average credit quality of non-investment grade and a weighted average life of 5.4 years (December 31, 2015 - 4.7%, non-investment grade and 5.4 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - At March 31, 2016, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 3.0%, a weighted average credit quality of AAA, and a weighted average life of 3.8 years (December 31, 2015 - 2.9%, AAA and 3.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2016, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.1%, a weighted average credit quality of AAA and a weighted average life of 2.5 years (December 31, 2015 - 2.1%, AAA and 2.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
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

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at March 31, 2016 of $1.3 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2016	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Fixed maturity investments
Corporate	$7,500	See below	See below	n/a	n/a	n/a
Total fixed maturity investments	7,500
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,164)	Internal valuation model	Bond price (U)	$94.39	$99.91	$97.32
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(3,560)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(10,725)
			Expected loss ratio (U)	n/a	n/a	13.0%
			Net acquisition expense ratio (O)	n/a	n/a	19.0%
			Contract period (O)	0.5 years	3.0 years	2.2 years
			Discount rate (U)	n/a	n/a	0.9%
Total assumed and ceded (re)insurance contracts	(4,724)
Total other assets and (liabilities)	(4,724)
	$2,776

Fixed Maturity Investments
Corporate
Level 3 - Included in the Company’s corporate fixed maturity investments is an investment in the preferred equity of an insurance holding company which had a fair value of $7.5 million at March 31, 2016. The Company intends to hold this investment until maturity, which is June 1, 2016, and therefore, given the short time frame until maturity, the Company determined that the par value of the investment approximated fair value at March 31, 2016.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At March 31, 2016, the Company had a $1.2 million net liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At March 31, 2016, the Company had a $3.6 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available.  The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows.  The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2016	$7,618	$(5,899)	$1,719
Total unrealized (losses) gains
Included in net investment income	(118)	—	(118)
Total realized gains
Included in other income	—	1,700	1,700
Purchases	—	(525)	(525)
Balance - March 31, 2016	$7,500	$(4,724)	$2,776
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(118)	$—	$(118)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2015	$15,660	$(8,634)	$7,026
Total unrealized (losses) gains
Included in net investment income	(186)	160	(26)
Total realized gains
Included in other income	—	1,316	1,316
Total foreign exchange (losses) gains	—	6	6
Purchases	—	80,421	80,421
Balance - March 31, 2015	$15,474	$73,269	$88,743
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(186)	$160	$(26)

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
Debt
Included on the Company’s consolidated balance sheet at March 31, 2016 were debt obligations of $957.5 million (December 31, 2015 - $960.5 million). At March 31, 2016, the fair value of the Company’s debt obligations was $992.5 million (December 31, 2015 – $973.3 million).
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

	March 31, 2016	December 31, 2015
Other investments	$496,900	$481,621
Other assets	$2,754	$3,463
Other liabilities	$7,478	$9,362

Included in net investment income for the three months ended March 31, 2016 was net unrealized losses of $15.4 million related to the changes in fair value of other investments (2015 – gains of $4.9 million). Net unrealized losses related to the changes in the fair value of other assets and liabilities recorded in other income for the three months ended March 31, 2016 was $Nil (2015 - $Nil).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At March 31, 2016	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$200,465	$241,641	See below	See below	See below
Senior secured bank loan fund	22,334	2,330	See below	See below	See below
Hedge funds	1,704	—	See below	See below	See below
Total other investments measured using net asset valuations	$224,503	$243,971

Private equity partnerships – The Company’s investments in private equity partnerships included alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes, including U.S. and global leveraged buyouts, mezzanine investments, distressed securities, real estate, and oil, gas and power. The Company generally has no right to redeem its interest in any of these private equity partnerships in advance of dissolution of the applicable private equity partnership. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the respective private equity partnership. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the respective limited partnership.
Senior secured bank loan fund – At March 31, 2016, the Company had $22.3 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The Company’s investments in hedge funds at March 31, 2016 were $1.7 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 5.    REINSURANCE
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2016	March 31, 2015
Premiums written
Direct	$43,176	$30,813
Assumed	818,957	612,765
Ceded	(350,458)	(239,543)
Net premiums written	$511,675	$404,035
Premiums earned
Direct	$33,140	$22,901
Assumed	456,641	382,603
Ceded	(136,175)	(108,744)
Net premiums earned	$353,606	$296,760
Claims and claim expenses
Gross claims and claim expenses incurred	$161,998	$88,995
Claims and claim expenses recovered	(35,393)	(12,142)
Net claims and claim expenses incurred	$126,605	$76,853

NOTE 6.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2016	December 31, 2015
Redeemable noncontrolling interest - DaVinciRe	$926,141	$930,955
Redeemable noncontrolling interest - Medici	155,196	115,009
Redeemable noncontrolling interest	$1,081,337	$1,045,964

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended
	March 31, 2016	March 31, 2015
Redeemable noncontrolling interest - DaVinciRe	$42,964	$38,326
Redeemable noncontrolling interest - Medici	1,627	1,336
Net income attributable to redeemable noncontrolling interests	$44,591	$39,662

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 24.0% at March 31, 2016 (December 31, 2015 - 26.3%).
DaVinciRe shareholders are party to a shareholders agreement (the “Shareholders Agreement”) which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of January 1 of the following year. The repurchase price is generally subject to a true-up for potential development on outstanding loss reserves after settlement of all claims relating to the applicable years.
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
2016
During January 2016, DaVinciRe redeemed a portion of its outstanding shares from certain existing DaVinciRe shareholders, including RenaissanceRe, while new DaVinciRe shareholders purchased shares in DaVinciRe from RenaissanceRe. The net redemption as a result of these transactions was $100.0 million. In connection with the redemption, DaVinciRe retained a $10.0 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 24.0%, effective January 1, 2016.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended
	March 31, 2016	March 31, 2015
Beginning balance	$930,955	$1,037,306
Redemption of shares from redeemable noncontrolling interest	(90,818)	(207,898)
Sale of shares to redeemable noncontrolling interests	43,040	—
Net income attributable to redeemable noncontrolling interest	42,964	38,326
Ending balance	$926,141	$867,734

Redeemable Noncontrolling Interest - RenaissanceRe Medici Fund Ltd. (“Medici”)
Medici is an exempted company incorporated under the laws of Bermuda and its objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. RenaissanceRe owns a noncontrolling economic interest in

Medici; however, because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in the consolidated financial statements of the Company. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici. As the participating, non-voting common shares of Medici have redemption features which are outside the control of the issuer, the portion related to the redeemable noncontrolling interest in Medici is recorded in the mezzanine section of the consolidated balance sheets of the Company.
2015
During 2015, third-party investors subscribed for and redeemed an aggregate of $36.1 million and $20.1 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 46.1%, effective December 31, 2015.
2016
During the three months ended March 31, 2016, third-party investors subscribed for and redeemed an aggregate of $39.5 million and $0.9 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 39.0% at March 31, 2016.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2016	March 31, 2015
Beginning balance	$115,009	$94,402
Redemption of shares from redeemable noncontrolling interest	(940)	(14,684)
Sale of shares to redeemable noncontrolling interests	39,500	19,643
Net income attributable to redeemable noncontrolling interest	1,627	1,336
Ending balance	$155,196	$100,697

NOTE 7.    VARIABLE INTEREST ENTITIES
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
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of Upsilon RFO as it has the power over the activities that most significantly impact the economic performance of Upsilon RFO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Upsilon RFO, in accordance with the accounting guidance. As a result, the Company consolidates Upsilon RFO and all significant inter-company transactions have been eliminated. Other than its equity investment in Upsilon RFO, the Company has not provided financial or other support to Upsilon RFO that it was not contractually required to provide.

2015
During 2015, Upsilon RFO returned capital to all of the investors who participated in risks incepting during 2014, including the Company. The total amount of capital agreed to be returned was $420.2 million, including $132.3 million to the Company, with $418.5 million of this having been repaid to date, including $131.6 million to the Company.
In conjunction with risks incepting during 2015, $153.7 million of Upsilon RFO non-voting preference shares were issued to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $42.5 million of the non-voting preference shares were issued to the Company, representing a 21.7% participation in the risks assumed by Upsilon RFO incepting during 2015.
2016
Effective January 1, 2016, Upsilon RFO returned capital to all of the investors who participated in risks incepting on January 1, 2015 and expiring on December 31, 2015, including the Company. The total amount of capital available to be returned was $200.5 million, including $41.3 million to the Company. In conjunction with risks incepting January 1, 2016, $62.5 million of Upsilon RFO non-voting preference shares were issued to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $25.3 million of the non-voting preference shares were issued to the Company, representing a 28.3% participation in the risks assumed by Upsilon RFO. As a result of these transactions, the net amount to be returned to unaffiliated third-party investors and the Company was $96.7 million and $16.0 million, respectively.
At March 31, 2016, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $173.6 million and $173.5 million, respectively (December 31, 2015 - $250.6 million and $250.5 million, respectively).
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At March 31, 2016, the total assets and total liabilities of Mona Lisa Re were $181.2 million and $181.2 million, respectively (December 31, 2015 - $184.0 million and $184.0 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2016 (2015 - $0.1 million and $0.1 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $1.9 million and $1.3 million, respectively, during the three months ended March 31, 2016 (2015 - $1.9 million and $1.3 million, respectively).

NOTE 8.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.31 per common share to common shareholders of record on March 15, 2016 and RenaissanceRe paid a dividend of $0.31 per common share to common shareholders on March 31, 2016. During the three months ended March 31, 2016, the Company declared and paid $5.6 million in preference share dividends (2015 - $5.6 million) and $13.3 million in common share dividends (2015 - $13.7 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 19, 2016, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2016, the Company repurchased an aggregate of 769 thousand shares in open market transactions at an aggregate cost of $85.2 million, and at an average share price of $110.72. At March 31, 2016, $494.1 million remained available for repurchase under the share repurchase program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for additional information related to the Company’s share repurchase program.
NOTE 9.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(thousands of shares)	March 31, 2016	March 31, 2015
Numerator:
Net income available to RenaissanceRe common shareholders	$127,995	$167,843
Amount allocated to participating common shareholders (1)	(1,601)	(2,025)
Net income allocated to RenaissanceRe common shareholders	$126,394	$165,818
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	42,577	39,631
Per common share equivalents of employee stock options and restricted shares	335	390
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	42,912	40,021
Net income available to RenaissanceRe common shareholders per common share – basic	$2.97	$4.18
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.95	$4.14

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan and to the Company’s non-employee directors.

NOTE 10.    SEGMENT REPORTING
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
The financial results of the Company’s strategic investments, former Insurance segment and redeemable noncontrolling interests are included in the Other category of the Company’s segment results. Also included in the Other category of the Company’s segment results are the Company’s investments in other ventures, investments unit, corporate expenses, capital servicing costs and certain expenses related to the acquisition of Platinum.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended March 31, 2016	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$360,423	$368,989	$132,721	$—	$862,133
Net premiums written	$188,785	$260,091	$62,799	$—	$511,675
Net premiums earned	$136,985	$155,318	$61,303	$—	$353,606
Net claims and claim expenses incurred	7,820	91,852	27,016	(83)	126,605
Acquisition expenses	9,580	41,725	14,287	—	65,592
Operational expenses	20,268	21,773	14,134	60	56,235
Underwriting income (loss)	$99,317	$(32)	$5,866	$23	105,174
Net investment income				28,863	28,863
Net foreign exchange losses				(1,692)	(1,692)
Equity in earnings of other ventures				1,611	1,611
Other income				4,079	4,079
Net realized and unrealized gains on investments				61,653	61,653
Corporate expenses				(8,225)	(8,225)
Interest expense				(10,538)	(10,538)
Income before taxes and redeemable noncontrolling interests					180,925
Income tax expense				(2,744)	(2,744)
Net income attributable to redeemable noncontrolling interests				(44,591)	(44,591)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$127,995

Net claims and claim expenses incurred – current accident year	$13,883	$88,378	$25,948	$—	$128,209
Net claims and claim expenses incurred – prior accident years	(6,063)	3,474	1,068	(83)	(1,604)
Net claims and claim expenses incurred – total	$7,820	$91,852	$27,016	$(83)	$126,605

Net claims and claim expense ratio – current accident year	10.1%	56.9%	42.3%		36.3%
Net claims and claim expense ratio – prior accident years	(4.4)%	2.2%	1.8%		(0.5)%
Net claims and claim expense ratio – calendar year	5.7%	59.1%	44.1%		35.8%
Underwriting expense ratio	21.8%	40.9%	46.3%		34.5%
Combined ratio	27.5%	100.0%	90.4%		70.3%

Three months ended March 31, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$389,247	$124,291	$130,130	$(90)	$643,578
Net premiums written	$222,640	$103,915	$77,569	$(89)	$404,035
Net premiums earned	$143,767	$94,876	$58,206	$(89)	$296,760
Net claims and claim expenses incurred	7,594	39,588	29,843	(172)	76,853
Acquisition expenses	7,654	20,689	14,693	365	43,401
Operational expenses	20,363	13,290	11,940	28	45,621
Underwriting income (loss)	$108,156	$21,309	$1,730	$(310)	130,885
Net investment income				39,707	39,707
Net foreign exchange losses				(3,130)	(3,130)
Equity in earnings of other ventures				5,295	5,295
Other income				1,539	1,539
Net realized and unrealized gains on investments				41,749	41,749
Corporate expenses				(45,533)	(45,533)
Interest expense				(5,316)	(5,316)
Income before taxes and redeemable noncontrolling interests					165,196
Income tax benefit				47,904	47,904
Net income attributable to redeemable noncontrolling interests				(39,662)	(39,662)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$167,843

Net claims and claim expenses incurred – current accident year	$24,124	$49,264	$25,610	$—	$98,998
Net claims and claim expenses incurred – prior accident years	(16,530)	(9,676)	4,233	(172)	(22,145)
Net claims and claim expenses incurred – total	$7,594	$39,588	$29,843	$(172)	$76,853

Net claims and claim expense ratio – current accident year	16.8%	51.9%	44.0%		33.4%
Net claims and claim expense ratio – prior accident years	(11.5)%	(10.2)%	7.3%		(7.5)%
Net claims and claim expense ratio – calendar year	5.3%	41.7%	51.3%		25.9%
Underwriting expense ratio	19.5%	35.8%	45.7%		30.0%
Combined ratio	24.8%	77.5%	97.0%		55.9%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,451	1,320	$131	Other assets	$—	$131
Foreign currency forward contracts (1)	5,041	89	4,952	Other assets	—	4,952
Foreign currency forward contracts (2)	231	198	33	Other assets	—	33
Credit default swaps	3	1	2	Other assets	—	2
Total	$6,726	$1,608	$5,118		$—	$5,118

	Derivative Liabilities
At March 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,941	1,320	$1,621	Other liabilities	$1,621	$—
Foreign currency forward contracts (1)	6,979	604	6,375	Other liabilities	—	6,375
Foreign currency forward contracts (2)	2,902	198	2,704	Other liabilities	—	2,704
Credit default swaps	327	1	326	Other liabilities	326	—
Total	$13,149	$2,123	$11,026		$1,947	$9,079

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,059	937	$122	Other assets	$—	$122
Foreign currency forward contracts (1)	4,645	82	4,563	Other assets	—	4,563
Foreign currency forward contracts (2)	1,007	599	408	Other assets	—	408
Credit default swaps	257	44	213	Other assets	—	213
Total	$6,968	$1,662	$5,306		$—	$5,306

	Derivative Liabilities
At December 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,293	937	$1,356	Other liabilities	$1,356	$—
Foreign currency forward contracts (1)	1,891	81	1,810	Other liabilities	—	1,810
Foreign currency forward contracts (2)	806	599	207	Other liabilities	—	207
Credit default swaps	491	44	447	Other liabilities	447	—
Total	$5,481	$1,661	$3,820		$1,803	$2,017

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2016	2015
Interest rate futures	Net realized and unrealized gains on investments	$(19,359)	$(4,408)
Foreign currency forward contracts (1)	Net foreign exchange losses	(1,374)	3,611
Foreign currency forward contracts (2)	Net foreign exchange losses	(5,858)	9,210
Credit default swaps	Net realized and unrealized gains on investments	(90)	40
Weather contract	Net realized and unrealized gains on investments	—	160
Total		$(26,681)	$8,613

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2016.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At March 31, 2016, the Company had $978.6 million of notional long positions and $1,140.8 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2015 - $1,012.5 million and $1,115.9 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2016, the Company had outstanding underwriting related foreign currency contracts of $235.9 million in notional long positions and $178.9 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $172.4 million and $101.5 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2016, the Company had outstanding investment portfolio related foreign currency contracts of $13.0 million in notional long positions and $143.3 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $31.3 million and $143.4 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2016, the Company had outstanding credit derivatives of $Nil in notional long positions and $10.7 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $Nil and $46.1 million, respectively).
NOTE 12.    COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015.
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

NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at March 31, 2016 and December 31, 2015, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three months ended March 31, 2016 and 2015, and condensed consolidating statements of cash flow for the three months ended March 31, 2016 and 2015. Each of RenRe North America Holdings Inc., Platinum Underwriters Finance, Inc. and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 10. Debt and Credit Facilities in the Company’s Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2015.

Condensed Consolidating Balance Sheet at March 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$363,935	$122,378	$300,411	$—	$8,253,477	$—	$9,040,201
Cash and cash equivalents	5,106	265	2,233	6,443	435,102	—	449,149
Investments in subsidiaries	3,886,801	45,715	890,244	1,210,210	—	(6,032,970)	—
Due from subsidiaries and affiliates	166,761	83,978	—	—	—	(250,739)	—
Premiums receivable	—	—	—	—	1,094,116	—	1,094,116
Prepaid reinsurance premiums	—	—	—	—	444,954	—	444,954
Reinsurance recoverable	—	—	—	—	167,228	—	167,228
Accrued investment income	1,505	257	464	—	35,266	—	37,492
Deferred acquisition costs	—	—	—	—	287,291	—	287,291
Receivable for investments sold	19	9	28	—	204,250	—	204,306
Other assets	396,973	28,749	12,510	126,958	110,121	(507,797)	167,514
Goodwill and other intangible assets	135,400	—	—	—	126,262	—	261,662
Total assets	$4,956,500	$281,351	$1,205,890	$1,343,611	$11,158,067	$(6,791,506)	$12,153,913
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,811,523	$—	$2,811,523
Unearned premiums	—	—	—	—	1,261,454	—	1,261,454
Debt	117,000	—	264,985	545,363	147,188	(117,000)	957,536
Amounts due to subsidiaries and affiliates	70,981	199	343	89,183	—	(160,706)	—
Reinsurance balances payable	—	—	—	—	618,344	—	618,344
Payable for investments purchased	—	48	14,852	—	439,693	—	454,593
Other liabilities	7,926	205	14,370	6,648	194,735	(15,351)	208,533
Total liabilities	195,907	452	294,550	641,194	5,472,937	(293,057)	6,311,983
Redeemable noncontrolling interests	—	—	—	—	1,081,337	—	1,081,337
Shareholders’ Equity
Total shareholders’ equity	4,760,593	280,899	911,340	702,417	4,603,793	(6,498,449)	4,760,593
Total liabilities, noncontrolling interests and shareholders’ equity	$4,956,500	$281,351	$1,205,890	$1,343,611	$11,158,067	$(6,791,506)	$12,153,913

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$349,892	$127,087	$205,777	$—	$8,316,312	$—	$8,999,068
Cash and cash equivalents	10,185	5,908	7,103	677	483,012	—	506,885
Investments in subsidiaries	3,902,519	48,754	867,909	1,185,736	—	(6,004,918)	—
Due from subsidiaries and affiliates	81,282	69,739	—	—	—	(151,021)	—
Premiums receivable	—	—	—	—	778,009	—	778,009
Prepaid reinsurance premiums	—	—	—	—	230,671	—	230,671
Reinsurance recoverable	—	—	—	—	134,526	—	134,526
Accrued investment income	1,253	169	348	—	37,979	—	39,749
Deferred acquisition costs	—	—	—	—	199,380	—	199,380
Receivable for investments sold	26	1	68,537	—	152,270	—	220,834
Other assets	390,302	29,532	12,852	115,456	124,215	(491,346)	181,011
Goodwill and other intangible assets	137,064	—	—	—	128,090	—	265,154
Total assets	$4,872,523	$281,190	$1,162,526	$1,301,869	$10,584,464	$(6,647,285)	$11,555,287
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,767,045	$—	$2,767,045
Unearned premiums	—	—	—	—	889,102	—	889,102
Debt	117,000	—	268,196	545,187	147,112	(117,000)	960,495
Amounts due to subsidiaries and affiliates	2,641	202	204	68,204	—	(71,251)	—
Reinsurance balances payable	—	—	—	—	523,974	—	523,974
Payable for investments purchased	999	6	25	—	390,348	—	391,378
Other liabilities	19,699	1,148	6,620	—	222,320	(4,642)	245,145
Total liabilities	140,339	1,356	275,045	613,391	4,939,901	(192,893)	5,777,139
Redeemable noncontrolling interests	—	—	—	—	1,045,964	—	1,045,964
Shareholders’ Equity
Total shareholders’ equity	4,732,184	279,834	887,481	688,478	4,598,599	(6,454,392)	4,732,184
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,872,523	$281,190	$1,162,526	$1,301,869	$10,584,464	$(6,647,285)	$11,555,287

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$353,606	$—	$353,606
Net investment income	6,858	509	1,433	140	25,806	(5,883)	28,863
Net foreign exchange losses	(1)	—	—	—	(1,691)	—	(1,692)
Equity in earnings of other ventures	—	—	—	—	1,611	—	1,611
Other income	—	—	—	—	4,079	—	4,079
Net realized and unrealized gains on investments	4,488	1,115	1,964	—	54,086	—	61,653
Total revenues	11,345	1,624	3,397	140	437,497	(5,883)	448,120
Expenses
Net claims and claim expenses incurred	—	—	—	—	126,605	—	126,605
Acquisition expenses	—	—	—	—	65,592	—	65,592
Operational expenses	(701)	(141)	52	7,009	55,096	(5,080)	56,235
Corporate expenses	5,613	—	—	—	2,612	—	8,225
Interest expense	140	—	1,476	6,543	2,519	(140)	10,538
Total expenses	5,052	(141)	1,528	13,552	252,424	(5,220)	267,195
Income (loss) before equity in net income (loss) of subsidiaries and taxes	6,293	1,765	1,869	(13,412)	185,073	(663)	180,925
Equity in net income (loss) of subsidiaries	123,538	(133)	22,335	24,479	—	(170,219)	—
Income before taxes	129,831	1,632	24,204	11,067	185,073	(170,882)	180,925
Income tax benefit (expense)	3,759	(561)	(344)	2,879	(8,477)	—	(2,744)
Net income	133,590	1,071	23,860	13,946	176,596	(170,882)	178,181
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(44,591)	—	(44,591)
Net income attributable to RenaissanceRe	133,590	1,071	23,860	13,946	132,005	(170,882)	133,590
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income attributable to RenaissanceRe common shareholders	$127,995	$1,071	$23,860	$13,946	$132,005	$(170,882)	$127,995

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$133,590	$1,071	$23,860	$13,946	$176,596	$(170,882)	$178,181
Change in net unrealized gains on investments	—	—	—	—	(443)	—	(443)
Comprehensive income	133,590	1,071	23,860	13,946	176,153	(170,882)	177,738
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(44,591)	—	(44,591)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(44,591)	—	(44,591)
Comprehensive income attributable to RenaissanceRe	$133,590	$1,071	$23,860	$13,946	$131,562	$(170,882)	$133,147

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$296,760	$—	$296,760
Net investment income (loss)	2,624	331	(40)	36	37,730	(974)	39,707
Net foreign exchange losses	(10)	—	—	—	(3,120)	—	(3,130)
Equity in earnings of other ventures	—	—	—	—	5,295	—	5,295
Other income	166	—	—	—	1,538	(165)	1,539
Net realized and unrealized gains on investments	39	406	1	—	41,303	—	41,749
Total revenues	2,819	737	(39)	36	379,506	(1,139)	381,920
Expenses
Net claims and claim expenses incurred	—	—	—	—	76,853	—	76,853
Acquisition expenses	—	—	—	—	43,401	—	43,401
Operational expenses	3,809	1,890	1	—	39,920	1	45,621
Corporate expenses	24,486	39	—	—	21,008	—	45,533
Interest expense	295	3,676	492	222	667	(36)	5,316
Total expenses	28,590	5,605	493	222	181,849	(35)	216,724
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(25,771)	(4,868)	(532)	(186)	197,657	(1,104)	165,196
Equity in net income (loss) of subsidiaries	200,945	3,416	1,410	43,902	—	(249,673)	—
Income (loss) before taxes	175,174	(1,452)	878	43,716	197,657	(250,777)	165,196
Income tax (expense) benefit	(1,736)	31,005	(695)	65	19,265	—	47,904
Net income (loss)	173,438	29,553	183	43,781	216,922	(250,777)	213,100
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(39,662)	—	(39,662)
Net income (loss) attributable to RenaissanceRe	173,438	29,553	183	43,781	177,260	(250,777)	173,438
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$167,843	$29,553	$183	$43,781	$177,260	$(250,777)	$167,843

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$173,438	$29,553	$183	$43,781	$216,922	$(250,777)	$213,100
Change in net unrealized gains on investments	—	—	—	—	(74)	—	(74)
Comprehensive income (loss)	173,438	29,553	183	43,781	216,848	(250,777)	213,026
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(39,662)	—	(39,662)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(39,662)	—	(39,662)
Comprehensive income (loss) attributable to RenaissanceRe	$173,438	$29,553	$183	$43,781	$177,186	$(250,777)	$173,364

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(12,542)	$(332)	$4,561	$(15,213)	$13,819	$(9,707)
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	80,763	25,376	20,566	—	2,413,368	2,540,073
Purchases of fixed maturity investments trading	(195,141)	(82,697)	(135,561)	—	(2,242,884)	(2,656,283)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	3,662	3,662
Net sales (purchases) of equity investments trading	—	158	138,834	—	(19,623)	119,369
Net sales (purchases) of short term investments	104,213	63,194	(33,409)	—	11	134,009
Net purchases of other investments	—	—	—	—	(39,698)	(39,698)
Dividends and return of capital from subsidiaries	118,544	2,900	—	—	(121,444)	—
Contributions to subsidiaries	(19,924)	—	—	—	19,924	—
Due to (from) subsidiary	23,054	(14,242)	139	20,979	(29,930)	—
Net cash provided by (used in) investing activities	111,509	(5,311)	(9,431)	20,979	(16,614)	101,132
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(13,285)	—	—	—	—	(13,285)
Dividends paid – preference shares	(5,595)	—	—	—	—	(5,595)
RenaissanceRe common share repurchases	(85,166)	—	—	—	—	(85,166)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(50,374)	(50,374)
Net cash used in financing activities	(104,046)	—	—	—	(50,374)	(154,420)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	5,259	5,259
Net (decrease) increase in cash and cash equivalents	(5,079)	(5,643)	(4,870)	5,766	(47,910)	(57,736)
Cash and cash equivalents, beginning of period	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of period	$5,106	$265	$2,233	$6,443	$435,102	$449,149

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows used in operating activities
Net cash used in operating activities	$(28,333)	$(13,573)	$(295)	$(2,176)	$(74,228)	$(118,605)
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	—	5,007	45,029	—	2,025,642	2,075,678
Purchases of fixed maturity investments trading	—	—	—	—	(1,490,123)	(1,490,123)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	1,757	1,757
Net sales of equity investments trading	—	13,763	—	—	36,864	50,627
Net sales (purchases) of short term investments	44,839	(5,848)	(45,042)	—	118,846	112,795
Net purchases of other investments	—	—	—	—	(7,952)	(7,952)
Net purchases of investments in other ventures	—	—	—	—	(126)	(126)
Net purchases of other assets	—	—	—	—	(2,500)	(2,500)
Dividends and return of capital from subsidiaries	704,691	180,000	—	—	(884,691)	—
Contributions to subsidiaries	148,147	—	—	(180,000)	31,853	—
Due to (from) subsidiaries	117,006	(180,053)	—	(116,773)	179,820	—
Net purchase of Platinum	(904,433)	—	1,537	—	224,744	(678,152)
Net cash provided by (used in) investing activities	110,250	12,869	1,524	(296,773)	234,134	62,004
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(13,720)	—	—	—	—	(13,720)
Dividends paid – preference shares	(5,595)	—	—	—	—	(5,595)
RenaissanceRe common share repurchases	(446)	—	—	—	—	(446)
Net issuance (repayment) of debt	—	—	—	299,400	(1,577)	297,823
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(180,285)	(180,285)
Net cash (used in) provided by financing activities	(19,761)	—	—	299,400	(181,862)	97,777
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(9,142)	(9,142)
Net increase (decrease) in cash and cash equivalents	62,156	(704)	1,229	451	(31,098)	32,034
Cash and cash equivalents, beginning of period	5,986	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of period	$68,142	$329	$1,229	$451	$487,467	$557,618
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2016 and 2015, respectively. The following also includes a discussion of our liquidity and capital resources at March 31, 2016. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2015. On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. Our results of operations for the first quarter of 2016 included the results of Platinum for the period January 1, 2016 through March 31, 2016, compared to the first quarter of 2015, which included the results of operations of Platinum for the period March 2, 2015 (the date of acquisition) through March 31, 2015. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Segments
Our business consists of the following reportable segments: (1) Catastrophe Reinsurance, which includes catastrophe reinsurance and certain property catastrophe joint ventures managed by our ventures unit; (2) Specialty Reinsurance, which includes specialty reinsurance and certain specialty joint ventures managed by our ventures unit; and (3) Lloyd’s, which includes reinsurance and insurance business written through Syndicate 1458. In addition, our Other category primarily includes our strategic investments, investments in other ventures, investments unit, corporate expenses, capital servicing costs, redeemable noncontrolling interests, certain expenses related to the acquisition of Platinum, and the remnants of our Bermuda-based insurance operations.
The underwriting results of Platinum are included in the Company’s Catastrophe Reinsurance and Specialty Reinsurance segments from March 2, 2015.
Catastrophe Reinsurance Segment
Property catastrophe reinsurance is our traditional core business, and is principally written through our wholly owned subsidiaries and our joint ventures. We believe we are one of the world’s leading providers of this coverage, based on total catastrophe gross premiums written. This coverage protects against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, wind storms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount. We also offer proportional coverages and other structures on a catastrophe-exposed basis and may increase these offerings on an absolute or relative basis in the future.
Specialty Reinsurance Segment
We write specialty reinsurance through our wholly owned subsidiaries and our joint ventures, covering principally certain targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk we assume. Our portfolio includes various classes of casualty business, such as automobile liability, casualty clash, catastrophe exposed workers’ compensation, cyber liability, directors and officers liability, environmental liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance such as accident and health, agriculture, aviation, financial guaranty, marine and energy, mortgage guaranty, multi-line regional, political risk, property, surety, terrorism and trade credit, which we collectively refer to as specialty reinsurance. The acquisition of Platinum has accelerated our strategy with respect to specialty reinsurance and we expect to experience growth in lines of business such as accident and health, multi-line regional and traditional workers compensation, and increase our presence within certain existing lines of business, including casualty clash, environmental liability, general liability, medical malpractice, professional indemnity and other casualty lines of business.
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
Syndicate 1458 offers a range of property and casualty insurance and reinsurance products including, but not limited to, direct and facultative property, property catastrophe, agriculture, medical malpractice, general liability and professional indemnity. Syndicate 1458 also writes business through delegated authority arrangements. Syndicate 1458 may seek to expand its coverages and capacity over time. As with our catastrophe and specialty reinsurance business, Syndicate 1458 frequently provides coverage for relatively large limits or exposures, and thus it is subject to potentially significant claims volatility.
Other
Our Other category primarily includes the results of: (1) our share of strategic investments, and other ventures, in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our investment unit which manages and invests the funds generated by our consolidated operations; (3) corporate expenses, capital services costs, certain expenses related to the acquisition of Platinum and redeemable noncontrolling interests; and (4) the remnants of our Bermuda-based insurance operations.
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
Risk Management
We seek to develop and effectively utilize sophisticated computer models and other analytical tools to assess and manage the risks we underwrite and attempt to optimize our portfolio of reinsurance and insurance contracts and other financial risks. Our Chief Risk Officer, who reports directly to our Chief Executive Officer and President, oversees our policies, procedures, tools and resources used to monitor and assess our operational risks company wide, as well as our global enterprise-wide risk management practices.
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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates include “Claims and Claim Expense Reserves”, “Premiums and Related Expenses”, “Reinsurance Recoverables”, “Fair Value Measurements and Impairments” and “Income Taxes”, and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2015.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Three months ended March 31,	2016	2015	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$862,133	$643,578	$218,555
Net premiums written	$511,675	$404,035	$107,640
Net premiums earned	$353,606	$296,760	$56,846
Net claims and claim expenses incurred	126,605	76,853	49,752
Acquisition expenses	65,592	43,401	22,191
Operational expenses	56,235	45,621	10,614
Underwriting income	$105,174	$130,885	$(25,711)

Net investment income	$28,863	$39,707	$(10,844)
Net realized and unrealized (losses) gains on investments	61,653	41,749	19,904
Change in net unrealized gains on fixed maturity investments available for sale	(269)	(183)	(86)
Total investment result	$90,247	$81,273	$8,974

Net income	$178,181	$213,100	$(34,919)
Net income available to RenaissanceRe common shareholders	$127,995	$167,843	$(39,848)

Net income available to RenaissanceRe common shareholders per common share – diluted	$2.95	$4.14	$(1.19)
Dividends per common share	$0.31	$0.30	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	36.3%	33.4%	2.9%
Net claims and claim expense ratio – prior accident years	(0.5)%	(7.5)%	7.0%
Net claims and claim expense ratio – calendar year	35.8%	25.9%	9.9%
Underwriting expense ratio	34.5%	30.0%	4.5%
Combined ratio	70.3%	55.9%	14.4%

Return on average common equity - annualized	11.8%	17.1%	(5.3)%

Book value	March 31, 2016	December 31, 2015	Change
Book value per common share	$101.19	$99.13	$2.06
Accumulated dividends per common share	15.79	15.48	0.31
Book value per common share plus accumulated dividends	$116.98	$114.61	$2.37
Change in book value per common share plus change in accumulated dividends	2.4%

Balance sheet highlights	March 31, 2016	December 31, 2015	Change
Total assets	$12,153,913	$11,555,287	$598,626
Total shareholders’ equity attributable to RenaissanceRe	$4,760,593	$4,732,184	$28,409

Net income available to RenaissanceRe common shareholders was $128.0 million in the first quarter of 2016, compared to $167.8 million in the first quarter of 2015, a decrease of $39.8 million. As a result of our net income available to RenaissanceRe common shareholders in the first quarter of 2016, we generated an annualized return on average common equity of 11.8% and our book value per common share increased from $99.13 at December 31, 2015 to $101.19 at March 31, 2016, a 2.4% increase, after considering the change in accumulated dividends paid to our common shareholders, and the impact of repurchasing an aggregate of 769 thousand common shares in open market transactions, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the first quarter of 2016, on a comparative basis to the first quarter of 2015, include:

•
Lower Underwriting Income - we generated underwriting income of $105.2 million and a combined ratio of 70.3% in the first quarter of 2016, compared to $130.9 million and 55.9%, respectively, in the first quarter of 2015, a decrease of $25.7 million and an increase of 14.4 percentage points, respectively. The increase in the combined ratio in the first quarter of 2016, compared to the first quarter of 2015, was primarily driven by higher net claims and claim expenses and an increase in acquisition expenses, adding 9.9 and 4.5 percentage points, respectively, to the combined ratio, principally driven by our Specialty Reinsurance segment;

•
Lower Income Tax Benefit - we recognized $2.7 million of income tax expense in the first quarter of 2016, compared to an income tax benefit of $47.9 million in the first quarter of 2015, a decrease of $50.6 million, primarily due to a decrease in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in the first quarter of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum;

•
Higher Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $44.6 million in the first quarter of 2016, compared to $39.7 million in the first quarter of 2015, principally due to an increase in the profitability of DaVinciRe. Our ownership in DaVinciRe was 24.0% at March 31, 2016, compared to 26.3% at March 31, 2015; partially offset by

•
Lower Corporate Expenses - our corporate expenses decreased $37.3 million to $8.2 million in the first quarter of 2016, compared to $45.5 million in the first quarter of 2015, primarily due to $40.4 million of corporate expenses associated with the acquisition of Platinum incurred during the first quarter of 2015, compared to $1.6 million in the first quarter of 2016; and

•
Higher Investment Results - our total investment result of $90.2 million in the first quarter of 2016, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, increased $9.0 million from $81.3 million in the first quarter of 2015, principally the result of a decrease in U.S. treasury yields and a flattening of the yield curve during the quarter, combined with an increase in net investment income in our portfolio of fixed maturity investments, driven by an increase in average invested assets. Partially offsetting these items were net realized and unrealized losses in our portfolios of equity investments trading and private equity investments, and net realized and unrealized losses on investments-related derivatives due to the flattening of the yield curve, noted above.

Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. Our results of operations for the first quarter of 2016 included the results of the legacy business acquired from Platinum for the period January 1, 2016 through March 31, 2016, compared to the first quarter of 2015, which included the results of operations of Platinum for the period March 2, 2015 (the date of acquisition) through March 31, 2015.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Three months ended March 31,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$360,423	$389,247	$(28,824)
Net premiums written	$188,785	$222,640	$(33,855)
Net premiums earned	$136,985	$143,767	$(6,782)
Net claims and claim expenses incurred	7,820	7,594	226
Acquisition expenses	9,580	7,654	1,926
Operational expenses	20,268	20,363	(95)
Underwriting income	$99,317	$108,156	$(8,839)

Net claims and claim expenses incurred – current accident year	$13,883	$24,124	$(10,241)
Net claims and claim expenses incurred – prior accident years	(6,063)	(16,530)	10,467
Net claims and claim expenses incurred – total	$7,820	$7,594	$226

Net claims and claim expense ratio – current accident year	10.1%	16.8%	(6.7)%
Net claims and claim expense ratio – prior accident years	(4.4)%	(11.5)%	7.1%
Net claims and claim expense ratio – calendar year	5.7%	5.3%	0.4%
Underwriting expense ratio	21.8%	19.5%	2.3%
Combined ratio	27.5%	24.8%	2.7%

Catastrophe Reinsurance Gross Premiums Written – In the first quarter of 2016, our Catastrophe Reinsurance segment gross premiums written decreased by $28.8 million, or 7.4%, to $360.4 million, compared to $389.2 million in the first quarter of 2015. Market conditions remained challenging during the first quarter of 2016, and we continued to exercise underwriting discipline given prevailing terms and conditions, resulting in decreased gross premiums written on certain programs and transactions.
Our Catastrophe Reinsurance segment gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe, Asia and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes.
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment increased $5.0 million to $171.6 million in the first quarter of 2016, compared to $166.6 million in the first quarter of 2015, primarily reflecting an increase in purchases of retrocessional reinsurance given prevailing market conditions.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $99.3 million in the first quarter of 2016, compared to $108.2 million in the first quarter of 2015, a decrease of $8.8 million. In the first quarter of 2016, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 5.7%, an underwriting expense ratio of 21.8% and a combined ratio of 27.5%, compared to 5.3%, 19.5% and 24.8%, respectively, in the first quarter of 2015.
The $8.8 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first quarter of 2016, compared to the first quarter of 2015, was principally driven by a $6.8 million decrease in net premiums earned, as a result of the decline in gross premiums written combined with the increase in ceded premiums written, and a $1.9 million increase in acquisition expenses, due primarily to lower net profit commissions.
During the first quarter of 2016, we experienced $6.1 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $16.5 million in the first quarter of 2015. The favorable development on prior accident years net claims and claim expenses in the first quarter of 2016 was principally driven by $9.7 million of favorable development primarily attributable to a number of relatively small catastrophe events, partially offset by adverse development of $3.0 million related to the 2010 New Zealand Earthquake, each principally the result of changes in our estimated ultimate loss for each respective event.
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
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $23.0 million and $27.3 million in the first quarter of 2016 and 2015, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 16.8% and 19.0%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $34.4 million and $38.7 million in the first quarter of 2016 and 2015, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Three months ended March 31,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$368,989	$124,291	$244,698
Net premiums written	$260,091	$103,915	$156,176
Net premiums earned	$155,318	$94,876	$60,442
Net claims and claim expenses incurred	91,852	39,588	52,264
Acquisition expenses	41,725	20,689	21,036
Operational expenses	21,773	13,290	8,483
Underwriting (loss) income	$(32)	$21,309	$(21,341)

Net claims and claim expenses incurred – current accident year	$88,378	$49,264	$39,114
Net claims and claim expenses incurred – prior accident years	3,474	(9,676)	13,150
Net claims and claim expenses incurred – total	$91,852	$39,588	$52,264

Net claims and claim expense ratio – current accident year	56.9%	51.9%	5.0%
Net claims and claim expense ratio – prior accident years	2.2%	(10.2)%	12.4%
Net claims and claim expense ratio – calendar year	59.1%	41.7%	17.4%
Underwriting expense ratio	40.9%	35.8%	5.1%
Combined ratio	100.0%	77.5%	22.5%

Specialty Reinsurance Gross Premiums Written – In the first quarter of 2016, our Specialty Reinsurance segment gross premiums written increased $244.7 million, or 196.9%, to $369.0 million, compared to $124.3 million in the first quarter of 2015. Impacting our Specialty Reinsurance segment in the first quarter of 2016 was the inclusion of gross premiums written associated with entities acquired in connection with our acquisition of Platinum, for the period from January 1, 2016 through March 31, 2016, compared to the first quarter of 2015, which included gross premiums written from the acquired entities for the period from March 2, 2015 (the date of acquisition) through March 31, 2015. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at March 31, 2016 reflected a relatively larger proportion of quota share, or proportional, reinsurance compared to excess of loss reinsurance than in many of our comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment increased $88.5 million to $108.9 million in the first quarter of 2016, compared to $20.4 million in the first quarter of 2015, primarily reflecting an increase in the purchase of retrocessional reinsurance driven by the increased gross premiums written, as noted above.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment incurred an underwriting loss of $32 thousand in the first quarter of 2016, compared to generating underwriting income of $21.3 million in the first quarter of 2015. In the first quarter of 2016, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 59.1%, an underwriting expense ratio of 40.9% and a combined ratio of 100.0%, compared to 41.7%, 35.8% and 77.5%, respectively, in the first quarter of 2015.
Our Specialty Reinsurance segment’s combined ratio was impacted by a 17.4 percentage point increase in the net claims and claim expense ratio in the first quarter of 2016, compared to the first quarter of 2015, principally driven by adverse development on prior accident years net claims and claim expenses of $3.5 million in the first quarter of 2016, compared to favorable development of $9.7 million in the first quarter of 2015. The adverse development on prior accident years net claims and claim expenses of $3.5 million in the first quarter of 2016 includes a $20.8 million increase in reserves for claims and claim expenses associated with a small number of relatively large losses primarily from the 2015 accident year. Partially offsetting this item were actual reported losses coming in better than expected on attritional net claims and claim expenses.
In addition, the Specialty Reinsurance segment underwriting expense ratio increased 5.1 percentage points in the first quarter of 2016, compared to the first quarter of 2015, primarily driven by the increase in gross premiums written in the credit lines of business which incur higher acquisition expenses than other lines of business within our Specialty Reinsurance segment. Operational expenses in our Specialty Reinsurance segment have increased to support the growth in this segment.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Three months ended March 31,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$132,721	$130,130	$2,591
Net premiums written	$62,799	$77,569	$(14,770)
Net premiums earned	$61,303	$58,206	$3,097
Net claims and claim expenses incurred	27,016	29,843	(2,827)
Acquisition expenses	14,287	14,693	(406)
Operational expenses	14,134	11,940	2,194
Underwriting income	$5,866	$1,730	$4,136

Net claims and claim expenses incurred – current accident year	$25,948	$25,610	$338
Net claims and claim expenses incurred – prior accident years	1,068	4,233	(3,165)
Net claims and claim expenses incurred – total	$27,016	$29,843	$(2,827)

Net claims and claim expense ratio – current accident year	42.3%	44.0%	(1.7)%
Net claims and claim expense ratio – prior accident years	1.8%	7.3%	(5.5)%
Net claims and claim expense ratio – calendar year	44.1%	51.3%	(7.2)%
Underwriting expense ratio	46.3%	45.7%	0.6%
Combined ratio	90.4%	97.0%	(6.6)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $2.6 million, or 2.0%, to $132.7 million in the first quarter of 2016, compared to $130.1 million in the first quarter of 2015, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging market conditions.

Lloyd’s Ceded Premiums Written – Ceded premiums written in our Lloyd’s segment increased $17.4 million to $69.9 million in the first quarter of 2016, compared to $52.6 million in the first quarter of 2015, primarily reflecting purchases of retrocessional reinsurance for property lines of business.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $5.9 million and a combined ratio of 90.4% in the first quarter of 2016, compared to generating underwriting income of $1.7 million and a combined ratio of 97.0%, respectively, in the first quarter of 2015. Impacting underwriting income in our Lloyd’s segment was a $3.1 million increase in net premiums earned and a $2.8 million decrease in net claims and claim expenses, partially offset by a $1.8 million increase in underwriting expenses.
The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $1.1 million during the first quarter of 2016, compared to $4.2 million during the first quarter of 2015, was principally driven by actual reported loss activity coming in higher than expected, partially offset by a decrease in net claims and claim expenses related to small catastrophe events of $2.9 million.
Net Investment Income

Three months ended March 31,	2016	2015	Change
(in thousands)
Fixed maturity investments	$36,006	$25,939	$10,067
Short term investments	1,000	197	803
Equity investments trading	1,663	2,604	(941)
Other investments
Private equity investments	(9,358)	10,413	(19,771)
Other	3,309	3,508	(199)
Cash and cash equivalents	129	148	(19)
	32,749	42,809	(10,060)
Investment expenses	(3,886)	(3,102)	(784)
Net investment income	$28,863	$39,707	$(10,844)

Net investment income was $28.9 million in the first quarter of 2016, compared to $39.7 million in the first quarter of 2015, a decrease of $10.8 million. Impacting our net investment income for the first quarter of 2016 was higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets, partially offset by lower returns in our portfolio of private equity investments principally driven by weaker returns within certain specific energy and credit-related private equity investments.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $15.4 million in the first quarter of 2016, compared to net unrealized gains of $4.9 million in the first quarter of 2015.

Net Realized and Unrealized Gains on Investments

Three months ended March 31,	2016	2015	Change
(in thousands)
Gross realized gains	$17,750	$21,532	$(3,782)
Gross realized losses	(14,665)	(4,871)	(9,794)
Net realized gains on fixed maturity investments	3,085	16,661	(13,576)
Net unrealized gains on fixed maturity investments trading	85,465	25,972	59,493
Net realized and unrealized losses on investments-related derivatives	(19,449)	(4,208)	(15,241)
Net realized (losses) gains on equity investments trading	(818)	7,481	(8,299)
Net unrealized losses on equity investments trading	(6,630)	(4,157)	(2,473)
Net realized and unrealized gains on investments	$61,653	$41,749	$19,904

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
Net realized and unrealized gains on investments were $61.7 million in the first quarter of 2016, compared to net realized and unrealized gains on investments of $41.7 million in the first quarter of 2015, an increase of $19.9 million. Impacting our net realized and unrealized gains on investments was:

•
net unrealized gains on our fixed maturity investments trading of $85.5 million in the first quarter of 2016, compared to gains of $26.0 million in the first quarter of 2015, which was positively impacted by a decrease in U.S. treasury yields and a flattening of the yield curve during the first quarter of 2016, partially offset by a corresponding decrease of $15.2 million in net realized and unrealized losses on investments-related derivatives to a loss of $19.4 million; and

•
net realized and unrealized losses on equity investments trading of $7.4 million in the first quarter of 2016, compared to net realized and unrealized gains of $3.3 million in the first quarter of 2015.

Equity in Earnings of Other Ventures

Three months ended March 31,	2016	2015	Change
(in thousands)
Top Layer Re	$2,403	$2,616	$(213)
Tower Hill Companies	251	3,011	(2,760)
Other	(1,043)	(332)	(711)
Total equity in earnings of other ventures	$1,611	$5,295	$(3,684)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $1.6 million in the first quarter of 2016, compared to $5.3 million in the first quarter of 2015, with the decrease driven by lower profitability in the Tower Hill Companies.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.

Other Income

Three months ended March 31,	2016	2015	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$3,839	$1,317	$2,522
Other items	240	222	18
Total other income (loss)	$4,079	$1,539	$2,540

In the first quarter of 2016, we generated other income of $4.1 million, compared to other income of $1.5 million in the first quarter of 2015, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Three months ended March 31,	2016	2015	Change
(in thousands)
Total corporate expenses	$8,225	$45,533	$(37,308)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $37.3 million to $8.2 million in the first quarter of 2016, compared to $45.5 million in the first quarter of 2015, primarily due to $40.4 million of corporate expenses associated with the acquisition of Platinum incurred during the first quarter of 2015, compared to $1.6 million in the first quarter of 2016.
Income Tax (Expense) Benefit

Three months ended March 31,	2016	2015	Change
(in thousands)
Income tax (expense) benefit	$(2,744)	$47,904	$(50,648)

We recognized an income tax expense of $2.7 million in the first quarter of 2016, compared to $47.9 million in the first quarter of 2015, a decrease of $50.6 million, primarily due to a decrease in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in the first quarter of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended March 31,	2016	2015	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(44,591)	$(39,662)	$(4,929)

Our net income attributable to redeemable noncontrolling interests was $44.6 million in the first quarter of 2016, compared to $39.7 million in the first quarter of 2015. The $4.9 million increase in net income attributable to redeemable noncontrolling interests was principally due to an increase in the profitability of DaVinciRe. Our ownership in DaVinciRe was 24.0% at March 31, 2016, compared to 26.3% at March 31, 2015. We expect our ownership in DaVinciRe to fluctuate over time.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including among others, Bermuda, the U.S., the United Kingdom (“U.K.”) and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing the ability of us and our principal operating subsidiaries to pay dividends are discussed in detail in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” of our Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, RenaissanceRe’s principal operating subsidiaries returned capital, which included dividends declared and return of capital, net of capital contributions received, of $138.7 million (2015 - $326.0 million).
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
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor.  Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model.  The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. As of March 31, 2016, our ECR was 70% of the amount calculated using the group standardized risk-based capital model of the BMA. We are also subject to an early-warning level based on 120% of the ECR which may trigger additional reporting requirements or other enhanced oversight. Our 2015 group BSCR must be filed with the BMA on or before May 31, 2016, and at this time, we exceed the target level of required statutory capital.
Bermuda Subsidiaries
Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At March 31, 2016, the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance, DaVinci and Platinum Bermuda are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2015 BSCR for each of Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., DaVinci and Platinum Bermuda must be filed with the BMA before April 30, 2016, and at this time, each company exceeds its respective target level of required capital.
In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., DaVinci and Platinum Bermuda are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.

U.K. Subsidiaries
Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At March 31, 2016, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £293.3 million based on its business plan originally approved in November 2015 (December 31, 2015 - £293.3 million based on its business plan originally approved in November 2015). At March 31, 2016, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £308.9 million (December 31, 2015 - £308.9 million). Actual FAL posted for Syndicate 1458 at March 31, 2016 by RenaissanceRe CCL is $360.0 million and £85.0 million supported 100% by letters of credit (December 31, 2015 - $360.0 million and £85.0 million).
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law which uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At March 31, 2016, the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
Renaissance Reinsurance U.S. is subject to certain restrictions on its ability to pay dividends pursuant to Maryland law, including making appropriate filings with and obtaining certain approvals from its regulator. During 2016, Renaissance Reinsurance U.S. has an ordinary dividend capacity of $26.0 million (2015 - $27.2 million).
Top Layer Re
Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Cash Flows and Liquidity
Holding Company Liquidity
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and, to a degree, cash and securities in amounts which fluctuate over time. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from its subsidiaries. As discussed above, the ability to pay such dividends is limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate.
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
We maintain a “shelf” registration statement on Form S-3 under the Securities Act, allowing for the public offering of various types of securities, including, but not limited to, common shares, preferred shares and debt securities. Because we are “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, we are also eligible to file additional automatically effective registration statements on Form S-3 in the future for the potential offering and sale of an unlimited amount of debt and equity securities.
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” in our Form 10-K for the year ended December 31, 2015 for details of these facilities.
Cash Flows

Three months ended March 31,	2016	2015
(in thousands)
Net cash used in operating activities	$(9,707)	$(118,605)
Net cash provided by investing activities	101,132	62,004
Net cash (used in) provided by financing activities	(154,420)	97,777
Effect of exchange rate changes on foreign currency cash	5,259	(9,142)
Net (decrease) increase in cash and cash equivalents	(57,736)	32,034
Cash and cash equivalents, beginning of period	506,885	525,584
Cash and cash equivalents, end of period	$449,149	$557,618

2016
During the three months ended March 31, 2016, our cash and cash equivalents decreased $57.7 million, to $449.1 million at March 31, 2016, compared to $506.9 million at December 31, 2015.
Cash flows used in operating activities. Cash flows used in operating activities during the three months ended March 31, 2016 were $9.7 million, compared to $118.6 million during the three months ended March 31, 2015. Cash flows used in operating activities during the three months ended March 31, 2016 were primarily the result of certain adjustments to reconcile our net income of $178.2 million to net cash used in operating activities, including:

•	an increase in premiums receivable and deferred acquisition costs of $316.1 million and $87.9 million, respectively, due to the increase in our gross premiums written;

•	an increase of $214.3 million in our prepaid reinsurance premiums due to the timing of our gross premiums ceded;

•	an increase of $32.7 million in our reinsurance recoverable;

•
an increase in unearned premiums of $372.4 million due to an increase in our gross premiums written and a $94.4 million increase in reinsurance balances payable due to the timing of payments of our gross premiums ceded; and

•	an increase in our reserve for claims and claim expenses of $44.5 million as a result of claims and claims expenses incurred of $162.0 million, partially offset by claims payments of $117.5 million.
Cash flows provided by investing activities. During the three months ended March 31, 2016, our cash flows provided by investing activities were $101.1 million, principally reflecting net sales of short term investments and equity investments trading of $134.0 million and $119.4 million, respectively, partially offset by net purchases of fixed maturity investments and other investments of $112.5 million and $39.7 million, respectively.
Cash flows used in financing activities. Our cash flows used in financing activities in the three months ended March 31, 2016 were $154.4 million, and were principally the result of the settlement of $85.2 million of common share repurchases, net outflows of $50.4 million related to a net return of capital to third party shareholders, principally in DaVinciRe and Medici, and $13.3 million and $5.6 million of dividends paid on our common and preferred shares, respectively.
2015
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
Impact of Platinum Acquisition on Liquidity and Capital Resources
On March 2, 2015, we completed the acquisition of Platinum. The aggregate consideration for the transaction was $1.93 billion, comprised of a special dividend of $253.2 million paid by Platinum, the issuance of 7.4 million RenaissanceRe common shares valued at $761.8 million, and cash consideration of $904.4 million. We used a short term bridge loan to fund $300.0 million of the cash consideration paid by us and on March 24, 2015, issued $300.0 million of our 3.700% Senior Notes due 2025 (together with cash on hand) to replace the short term bridge loan used to fund part of the cash consideration. The remaining $604.4 million of cash consideration was funded through our available funds.
We incurred $1.6 million of corporate expenses associated with the acquisition and integration of Platinum in the three months ended March 31, 2016, in addition to $53.5 million during the year ended December 31, 2015. We expect to incur some additional costs and expenses associated with the acquisition and integration of Platinum in 2016.
Following the close of the acquisition of Platinum and execution of the actions noted above, we believe our operating subsidiaries have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. In turn, we anticipate RenaissanceRe will have adequate capital resources, or the access to capital resources, to meet its obligations, including but not limited to dividend payments to its common and preferred shareholders, interest payments on its senior notes and other liabilities, as they come due.
Capital Resources
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At March 31, 2016	At December 31, 2015	Change
(in thousands)
Common shareholders’ equity	$4,360,593	$4,332,184	$28,409
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,760,593	4,732,184	28,409
3.700% Senior Notes due 2025	296,670	296,577	93
5.75% Senior Notes due 2020	248,692	248,610	82
Series B 7.50% Senior Notes due 2017	264,985	268,196	(3,211)
4.750% Senior Notes due 2025 (DaVinciRe)	147,189	147,112	77
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,207,536	$1,210,495	$(2,959)
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,968,129	$5,942,679	$25,450

During the three months ended March 31, 2016, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $25.5 million, to $6.0 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $28.4 million during the three months ended March 31, 2016 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $133.1 million; partially offset by

•	an aggregate repurchase of 769 thousand shares in open market transactions at an aggregate cost of $85.2 million, and at an average share price of $110.72; and

•	$13.3 million and $5.6 million of dividends on our common and preference shares, respectively.
During the three months ended March 31, 2016, our debt decreased $3.0 million, primarily driven by the amortization of deferred debt issuance costs and the fair value adjustment related to the assumption of the Series B 7.50% Senior Notes due 2017 in connection with the acquisition of Platinum.

In the normal course of our operations, we enter into agreements with financial institutions to obtain letter of credit facilities for the benefit of our operating subsidiaries in their reinsurance and insurance business. The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At March 31, 2016	Issued or Drawn
(in thousands)
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	165,808
Uncommitted Standby Letter of Credit Facility with NAB	5,299
Bilateral Letter of Credit Facility with Citibank Europe	214,985
Funds at Lloyd’s Letter of Credit Facilities with Citibank Europe
Renaissance Reinsurance	360,000
RenaissanceRe Specialty Risks	8,635
Total credit facilities in U.S. dollars	$754,727

Funds at Lloyd’s Letter of Credit Facilities	£85,000
Total credit facilities in pound sterling	£85,000

There have been no material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2015. For additional information related to the terms of our significant credit facilities, see “Note 10. Debt and Credit Facilities in our Notes to Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2015.
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at March 31, 2016 with respect to our multi-beneficiary reinsurance trusts totaled $514.7 million and $137.2 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $436.1 million and $101.8 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at March 31, 2016 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $41.5 million and $19.2 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $15.1 million and $10.6 million, respectively.
Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 24.0% at March 31, 2016 (December 31, 2015 - 26.3%). Refer to “Note 6. Noncontrolling Interests in our Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.
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

The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of April 25, 2016 are presented below.

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
The following table summarizes our claims and claim expense reserves by line of business, split between case reserves, additional case reserves and IBNR:

At March 31, 2016	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$229,357	$149,688	$176,094	$555,139
Specialty Reinsurance	538,163	136,748	1,152,798	1,827,709
Lloyd’s	88,551	24,233	285,410	398,194
Other	2,737	—	27,744	30,481
Total	$858,808	$310,669	$1,642,046	$2,811,523

December 31, 2015
(in thousands)
Catastrophe Reinsurance	$237,345	$146,969	$179,947	$564,261
Specialty Reinsurance	529,952	126,650	1,148,015	1,804,617
Lloyd’s	84,964	22,085	263,440	370,489
Other	2,071	—	25,607	27,678
Total	$854,332	$295,704	$1,617,009	$2,767,045

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31,	2016	2015
(in thousands)
Net reserves, beginning of period	$2,632,519	$1,345,816
Net incurred related to:
Current year	128,209	98,998
Prior years	(1,604)	(22,145)
Total net incurred	126,605	76,853
Net paid related to:
Current year	1,490	13,873
Prior years	113,339	104,041
Total net paid	114,829	117,914
Amounts acquired (1)	—	1,394,117
Net reserves, end of period	2,644,295	2,698,872
Reinsurance recoverable, end of period	167,228	82,696
Gross reserves, end of period	$2,811,523	$2,781,568

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
Our estimates of losses from large events are based on factors including currently available information derived from our claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with certain large events can be concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude of certain large events, there can be meaningful uncertainty regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior years estimated claims reserves increased our net income by $1.6 million during the three months ended March 31, 2016 (2015 - $22.1 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.
The following table details our prior years development by segment of its liability for unpaid claims and claim expenses:

Three months ended March 31,	2016	2015
(in thousands)	(Favorable) adverse development
Catastrophe Reinsurance	$(6,063)	$(16,530)
Specialty Reinsurance	3,474	(9,676)
Lloyd’s	1,068	4,233
Other	(83)	(172)
Total	$(1,604)	$(22,145)

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
For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, we initially place greater reliance on catastrophe bulletins published by statistical reporting agencies to assist us in determining what events occurred during the reporting period than we do for large events. This includes reviewing catastrophe bulletins published by Property Claim Services (“PCS”) for U.S. catastrophes. We set our initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of our historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although we may make significant adjustments based on our current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements our approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies, reviewing individual contracts impacted by the event, and modeling the loss in our REMS© system. Approximately one year from the date of loss for these small events, we estimate IBNR for these events by using the paid Bornhuetter-Ferguson actuarial method. The loss development factors for the paid Bornhuetter-Ferguson actuarial method are selected based on a review of our historical experience and these factors are reviewed at least annually. There were no significant changes to our paid loss development factors during the three-month period represented by this Form 10-Q.
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

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the three months ended March 31, 2016:

Three months ended March 31, 2016	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
New Zealand Earthquake (2010)	$2,962
Other	705
Total large catastrophe events	3,667
Small catastrophe events
U.S. PCS 13/14 Wind and Thunderstorm (2013)	(3,899)
U.S. PCS 90 Wind and Thunderstorm (2015)	1,900
Other	(7,731)
Total small catastrophe events	(9,730)
Total catastrophe net claims and claim expenses	(6,063)
Total favorable development of prior accident years net claims and claim expenses	$(6,063)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the three months ended March 31, 2016 of $6.1 million was principally driven by $9.7 million of favorable development primarily attributable to a number of relatively small catastrophe events, partially offset by adverse development of $3.0 million related to the 2010 New Zealand Earthquake, each principally the result of changes in our estimated ultimate loss for each respective event.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the three months ended March 31, 2015:

Three months ended March 31, 2015	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(13,317)
Tohoku Earthquake and Tsunami (2011)	(6,305)
New Zealand Earthquake (2011)	19,617
Total 2011 International Events	(5)
April and May U.S. Tornadoes (2011)	(5,267)
Hurricanes Gustav and Ike (2008)	(1,459)
Other	(2,072)
Total large catastrophe events	(8,803)
Small catastrophe events
U.S. PCS 24 Wind and Thunderstorm (2013)	(2,974)
U.S. PCS 76 Wind and Thunderstorm (2012)	(1,600)
Other	(3,153)
Total small catastrophe events	(7,727)
Total favorable development of prior accident years net claims and claim expenses	$(16,530)

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

Specialty Reinsurance Segment
Within our Specialty Reinsurance segment, we write various classes of casualty business, such as automobile liability, casualty clash, catastrophe exposed workers’ compensation, cyber liability, directors and officers liability, environmental liability, general liability, medical malpractice and professional indemnity, and other specialty lines of reinsurance such as accident and health, agriculture, aviation, financial guaranty, marine and energy, mortgage guaranty, multi-line regional, political risk, property, surety, terrorism and trade credit, which we collectively refer to as specialty reinsurance. We offer our specialty reinsurance products principally on an excess of loss basis, as described above with respect to our property catastrophe reinsurance products, and we also provide proportional coverage, which we expect to grow on an absolute and relative basis within this segment in the future. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured. We offer our specialty reinsurance products to insurance and reinsurance companies and provide coverage for specific geographic regions or on a worldwide basis.
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
More recently, we have positioned RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. to accept a wider range of quota share or proportional risks, facilitating our efforts to expand trading relationships with core clients via separate, highly-rated balance sheets.  In addition, on March 2, 2015 we acquired Platinum and recorded $1.4 billion of claims and claim expense reserves related to the acquisition, of which $1.3 billion was recorded in our Specialty Reinsurance segment, with the balance recorded in our Catastrophe Reinsurance segment. While we remain focused on underwriting discipline, and are seeking to remain focused on opportunities amenable to stochastic representation and supported by strong data and analytics, our expanded product suite through RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. and the addition of the claims and claim expense reserves acquired through the Platinum transaction, may pose new, unmodelled or unforeseen risks for which we may not be adequately compensated and may also result in a higher level of attritional claims and claim expenses, or an increased aggregate incidence of event driven loss activity, and the greater potential for reserve development, either adverse or favorable.
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

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the three months ended March 31, 2016 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Three months ended March 31, 2016	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$821
Total catastrophe net claims and claim expenses	821
Attritional net claims and claim expenses
Actual reported claims higher than expected claims	2,653
Total attritional net claims and claim expenses	2,653
Total adverse development of prior accident years net claims and claim expenses	$3,474

The net adverse development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the three months ended March 31, 2016 of $3.5 million includes a $20.8 million increase in reserves for claims and claim expenses associated with a small number of relatively large losses primarily from the 2015 accident year. Partially offsetting this were actual reported losses coming in better than expected on attritional net claims and claim expenses.
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the three months ended March 31, 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Three months ended March 31, 2015	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$965
Total large catastrophe events	965
Total catastrophe net claims and claim expenses	$965
Attritional net claims and claim expenses
Actual reported claims less than expected claims	$(10,641)
Total attritional net claims and claim expenses	(10,641)
Total favorable development of prior accident years net claims and claim expenses	$(9,676)

The favorable development of prior accident years net claims and claim expenses within our Specialty Reinsurance segment in the three months ended March 31, 2015 of $9.7 million was primarily driven by reported claims coming in lower than expected on prior accident years events.
Lloyd’s Segment
Our Lloyd’s segment includes insurance and reinsurance business written for our own account through Syndicate 1458. Syndicate 1458 offers a range of property and casualty insurance and reinsurance products including, but not limited to, direct and facultative property, property catastrophe, agriculture, medical malpractice, general liability and professional indemnity. Syndicate 1458 also writes business through delegated authority arrangements.

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
Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the three months ended March 31, 2016 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Three months ended March 31, 2016	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$(2,916)
Total catastrophe net claims and claim expenses	(2,916)
Attritional net claims and claim expenses
Actual reported claims higher than expected claims	3,984
Total attritional net claims and claim expenses	3,984
Total adverse development of prior accident years net claims and claim expenses	$1,068

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $1.1 million during the three months ended March 31, 2016 was principally driven by principally driven by actual reported loss activity coming in higher than expected, partially offset by a decrease in net claims and claim expenses related to small catastrophe events of $2.9 million.

The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the three months ended March 31, 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Three months ended March 31, 2015	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$(262)
Total large catastrophe events	(262)
Small catastrophe events
Other	3,324
Total small catastrophe events	3,324
Total catastrophe net claims and claim expenses	3,062
Attritional net claims and claim expenses
Actual reported claims higher than expected claims	1,171
Total attritional net claims and claim expenses	1,171
Total adverse development of prior accident years net claims and claim expenses	$4,233

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $4.2 million during the three months ended March 31, 2015 was principally driven by higher than expected claims activity.

Investments
The table below shows our invested assets:

	March 31, 2016		December 31, 2015		Change
(in thousands, except percentages)
U.S. treasuries	$2,475,747	27.4%	$2,064,944	23.0%	$410,803
Agencies	85,270	0.9%	137,976	1.5%	(52,706)
Municipal	564,555	6.3%	583,282	6.5%	(18,727)
Non-U.S. government (Sovereign debt)	353,756	3.9%	334,981	3.7%	18,775
Non-U.S. government-backed corporate	164,724	1.8%	138,994	1.5%	25,730
Corporate	1,833,825	20.3%	2,055,323	22.9%	(221,498)
Agency mortgage-backed	498,093	5.5%	504,518	5.6%	(6,425)
Non-agency mortgage-backed	256,572	2.8%	270,763	3.0%	(14,191)
Commercial mortgage-backed	540,940	6.0%	561,496	6.2%	(20,556)
Asset-backed	131,095	1.5%	130,541	1.4%	554
Total fixed maturity investments, at fair value	6,904,577	76.4%	6,782,818	75.3%	121,759
Short term investments, at fair value	1,171,523	13.0%	1,208,401	13.4%	(36,878)
Equity investments trading, at fair value	335,509	3.7%	393,877	4.4%	(58,368)
Other investments, at fair value	496,900	5.4%	481,621	5.4%	15,279
Total managed investment portfolio	8,908,509	98.5%	8,866,717	98.5%	41,792
Investments in other ventures, under equity method	131,692	1.5%	132,351	1.5%	(659)
Total investments	$9,040,201	100.0%	$8,999,068	100.0%	$41,133

At March 31, 2016, we held investments totaling $9.0 billion, compared to $9.0 billion at December 31, 2015, with net unrealized appreciation included in accumulated other comprehensive income of $1.7 million at March 31, 2016, compared to $2.1 million at December 31, 2015. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 4. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, a senior secured bank loan fund, hedge funds, and other investments). At March 31, 2016, our portfolio of equity investments trading totaled $335.5 million, or 3.7%, of our total investments (December 31, 2015 - $393.9 million or 4.4%) inclusive of our investment in Essent Group Ltd. of $117.9 million (December 31, 2015 - $102.1 million). During the three months ended March 31, 2016, we purchased an additional 1.0 million common shares of Essent. Our portfolio of other investments totaled $496.9 million, or 5.4%, of our total investments at March 31, 2016 (December 31, 2015 - $481.6 million or 5.4%).

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2016	December 31, 2015	Change
(in thousands)
Catastrophe bonds	$272,397	$241,253	$31,144
Private equity partnerships	200,465	214,848	(14,383)
Senior secured bank loan fund	22,334	23,231	(897)
Hedge funds	1,704	2,289	(585)
Total other investments	$496,900	$481,621	$15,279

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
Some of our fund managers and fund administrators are unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and senior secured bank loan funds and three months for private equity funds, although we have occasionally experienced delays of up to six months at year end, as the private equity funds typically complete their year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the three months ended March 31, 2016 is a loss of $3.4 million (2015 - loss of $3.1 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in a net investment loss of $6.0 million for the three months ended March 31, 2016 (2015 - net investment income of $13.9 million). Of this amount, $15.4 million related to net unrealized losses (2015 - gains of $4.9 million).

We have committed capital to private equity partnerships and other investments of $771.9 million, of which $534.8 million has been contributed at March 31, 2016. Our remaining commitments to these investments at March 31, 2016 totaled $244.0 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
EFFECTS OF INFLATION
The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy. We consider the anticipated effects on us in our catastrophe loss models. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. In addition, it is possible that the risk of general economic inflation has increased which could, among other things, cause claims and claim expenses to increase and also impact the performance of our investment portfolio. The actual effects of this potential increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision.
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At March 31, 2016, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2015. We consider these contractual obligations when assessing our liquidity requirements. As of March 31, 2016, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2015.
CURRENT OUTLOOK

Recent Catastrophe Events
A number of catastrophe events have recently taken place, including hail storms in Texas during late March 2016, severe flooding in the Houston, Texas area in April 2016, and a series of significant earthquakes which struck the Kumamoto prefecture on the southern Japanese island of Kyushu, and near the coast of Ecuador in April 2016 (collectively referred to as the “April 2016 Earthquakes”).
As a global provider of property catastrophe reinsurance, we provide meaningful reinsurance and retrocessional excess of loss reinsurance coverage for storm and flood damage in respect of Texas and worldwide earthquake, and we are currently assessing our exposures to these recent catastrophe events. Based upon current publicly available industry insured loss estimates, market share analysis, the application of our modeling techniques and a review of our in-force contracts, our current initial assessment is that the net negative impact on us of these events, taken together, could be significant, but is not likely to be material on our results of operations and financial condition. While the net negative impact of the March 2016 hailstorms in Texas has been reflected in our results of operations for the first quarter of 2016, any adverse or favorable development of net claims and claim expenses associated with these events will be recorded in our results of operations for the second quarter of 2016. At this time, we believe it is too early to provide an accurate estimate of our net negative impact from the flooding in the Houston, Texas area and the April 2016 Earthquakes.
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Due to the nature of the losses relating to earthquake events, including that loss development time frames tend to take longer with respect to earthquake events, than with respect to wind events, there is inherent uncertainty and complexity in evaluating loss reserve levels and reinsurance recoverable amounts. Given the magnitude and recent occurrence of these events, delays in receiving claims data, the contingent nature of business interruption and other exposures (particularly with respect to the recent earthquakes in Japan), potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, there is meaningful uncertainty regarding losses from these events. In addition, a significant portion of the net claims and claim expenses associated with the April 2016 Earthquakes are concentrated with a relatively small number of clients and therefore the loss estimates for these events can move significantly based on the claims experience of those clients.
Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. We believe that the acquisition of Platinum has benefited our combined companies’ clients through, among other things, an expanded product offering and enhanced broker relationships. In addition, the acquisition has supported the growth in our U.S. specialty and casualty reinsurance platform. Taken together with our organic growth initiatives, the acquisition meaningfully increased the contribution of specialty and casualty business to us on a consolidated basis, in terms of both total gross premiums written and limits exposed, and on both an absolute and relative basis. Nonetheless,we continue to expect that our expected returns, as well as our regulatory and underwriting capital, will be driven by our portfolio of catastrophe-exposed business. As our longer-tail business grows, both absolutely and in proportion to our shorter tail business, we expect to be more exposed to developments such as inflation, interest rate risk, and the risk of unforeseen claims or tort law developments. Our reserve for claims and claim expenses also grew meaningfully as a result of the acquisition, and our future results will be impacted by the potential for adverse or favorable development on prior accident years claims and claim expenses from the business written prior to the closing by both of our companies. In addition, as a result of the acquisition, the face value of our indebtedness increased by $550.0 million, consisting of $250.0 million of publicly traded notes previously issued by a subsidiary of Platinum, which remain outstanding, and $300.0 million of new senior public notes issued by RenaissanceRe Finance.
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophic losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events during these periods in many high-insurance-penetration regions, from 2013 through 2015 the global insurance and reinsurance markets have manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions has not grown at the pace of this growth in available capital, and for some, coverages in respect of certain regions fell. Demand for other products or coverages grew at slower rates than that of supply, or was flat. During the January 2016 reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, loss impacted treaties and contracts and partially offset by capital return initiatives. While we believe that reinsurance demand for U.S. southeastern windstorm coverage did grow in 2015 and may continue to grow incrementally in 2016, as a result of factors including the 2015 launch of the Florida Hurricane Catastrophe Fund’s (“FHCF”) risk transfer program, growth in 2015 of the Citizens Property Insurance Corporation’s (“Citizens”) risk transfer program, and the continuation of private market acceptance of policies previously written by Citizens, available supply of capital more than offset the new demand in the market. We continue to expect the supply of capital to outpace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events. We expect challenging and highly competitive conditions to persist in respect of the June 1, 2016 renewal season.
Accordingly, although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of property-exposed reinsurance business. While we will strive to maintain a high level of net portfolio quality, we cannot assure you we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels, or will be characterized by contractual terms and conditions, we do not find to be acceptable, absent the advent of significant new developments. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you we will do so. To the extent we increase our aggregate retrocessional purchases, as we did in respect of our January 1, 2016 renewals, absent the occurrence of loss activity covered by such retrocessions, our net income for the period will decrease to reflect the cost of such cessions, and we cannot assure you we will obtain commensurate value from factors such as potentially enhanced client acceptance, stability of our ratings, liquidity or otherwise.

Casualty and Specialty Exposed Market Developments
In the markets in which our Specialty Reinsurance segment operates, we continue to expect casualty insurance and reinsurance capacity to remain abundant during 2016. Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market overall reflects a soft pricing environment and we believe that prevailing terms and conditions in the casualty market are such that many programs and treaties do not meet our pricing standards. However, we also believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers and that our combined operations following the acquisition of Platinum are strongly positioned to compete for business we do find attractive, with strong ratings, an expanded product offering, and an expanded U.S. market presence. While we believe that these dynamics have supported our recent specialty and casualty growth, we cannot assure you that any overall market increase in demand will indeed materialize. Specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. Furthermore, we intend to seek to maintain strong underwriting discipline and in light of prevailing market conditions cannot provide assurance we will succeed in growing or maintaining our current combined in-force book of business.
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
Legislative and Regulatory Update
On November 26, 2015, the BMA was granted full Solvency II equivalence for an unlimited period by the European Commission based on an assessment conducted by the European Insurance and Occupational Pensions Authority and its equivalence was officially confirmed on March 25, 2016, retroactive to January 1, 2016.
In prior Congressional sessions, Congress has considered a range of potential legislation which would, if enacted, provide for matters such as the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. In April 2016, Representative David Jolly (R-FL) introduced H.R.4947, the Natural Disaster Reinsurance Act of 2016, which would create a federal reinsurance program to cover any losses insured or reinsured by eligible state programs arising from natural catastrophes, including without limitation losses from floods, earthquakes, tropical storms, tornadoes, volcanic eruption and, winter storms.
If enacted, this bill, or legislation similar to any of these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally. Such legislation could also encourage cessation, or even reversal, of reforms and stabilization initiatives that have been enacted in Florida and other catastrophe-exposed states in recent years. While we believe such legislation will continue to be vigorously opposed, if adopted these bills would likely diminish the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. The bill also provided for increasing the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. In March 2014, the U.S. Congress passed the Grimm-Waters Act, which amends, delays or defers some of the provisions of Biggert-Waters Bill. Among other things, the Grimm-Waters Act reverts back to exempting “grandfathered” policies from rate increases that might otherwise have been applied upon the approval of updated flood maps, introduces certain caps on the rate of premium increases even where actuarially indicated; eliminates certain provisions which provided for accelerated rate adequacy on the sale of covered properties; and introduces policy surcharges of $25 for residences and $250 for commercial properties near-term. We believe that the passage of the Grimm-

Waters Act has had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which could, over time, support the growth of such demand, albeit at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences. However, we cannot assure you that the provisions of the Biggert-Waters Bill will not be superseded by additional new legislation or will otherwise ultimately be implemented by the NFIP or that, if implemented, will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
In March 2016, the House Committee on Financial Services unanimously approved H.R. 2901, the Flood Insurance Market Parity and Modernization Act, which would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. The bill also would direct FEMA to consider policy holders who drop a NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that H.R. 2901 could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, we cannot assure you that such legislation will indeed be enacted or that such benefits will be recognized if it is.
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
Over the past few years, and again in February 2016, the Obama administration has proposed, and the U.S. Congress has considered, legislation which, if passed, would limit or deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates.  We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular.
In July 2014, the Senate Finance Committee conducted hearings in respect of transactions in which U.S.-based companies merge with or acquire foreign companies in structures referred to as inversions.  In September 2014, the IRS and the Treasury Department issued a notice describing issued regulations that the government intends to issue to eliminate certain of the tax benefits of corporate inversions, which regulations would apply to any inversion transaction closing on or after September 22, 2014.  In November 2015 the IRS and the Treasury Department supplemented the 2014 notice with another notice describing further regulations that the government intends to issue in connection with corporate inversion transactions, which generally apply to any inversion transaction closing on or after November 19, 2015. On April 4, 2016, the IRS and Treasury Department issued proposed and temporary regulations that generally incorporate the rules described in the two notices and included new rules to further limit certain tax benefits of corporate inversions, as well as proposed regulations on the classification of, and recordkeeping with respect to, debt instruments issued to related persons. These regulations could negatively impact us, including our ability to acquire U.S. companies using our common shares as acquisition consideration.
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
In 2014, then House Ways and Means Chairman Dave Camp proposed amendments to the PFIC rules contemplated by Section 3703 of the Code. This proposal would create a new three-part test of active insurance income, providing that an insurer’s income would be excluded from the definition of passive income if: (1) the insurer would be subject to a tax as an insurer if it were a US business; (2) more than 50% of its gross receipts for the taxable year consist of premiums; and (3) its applicable insurance liabilities exceed an amount equal to 35% of its total assets as reported in its applicable financial statement for the year. Also in 2014, then Senate Finance Committee Chairman Ron Wyden wrote to the IRS urging examination and new rulemaking in respect of certain practices attributed to hedge funds in respect of non-U.S. reinsurance company structures. In April 2015, the IRS issued proposed new regulations in respect of these matters. The regulations, if adopted as drafted, would provide that “passive income” for purposes of these rules would not include any income that is derived in the “active conduct” of an insurance business by a corporation which is predominantly engaged in an “insurance business.”  The proposed regulations also provide a definition for “active conduct” in the course of an insurance trade or business, as well as the term “insurance business.”  In addition, Senator Wyden introduced the “Offshore Reinsurance Tax Fairness Act” on June 25, 2015 that, if enacted, would characterize certain non-U.S. insurance companies with insurance liabilities of 25% or less of each such company’s assets as a PFIC and each such company with insurance liabilities of less than 10% of its assets as a PFIC. It is anticipated the IRS will issue amended proposed regulations in respect of these matters and at this time we cannot predict the likelihood of the enactment or finalization of the proposed regulations and legislation; and the scope, nature, or impact of the proposed regulations on us, should they be formally adopted or enacted. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us, our sources of capital, our investors or the market generally. Among other things, it is possible that these IRS actions, or new legislation or rulemaking, could adversely impact the tax attributes to certain U.S. investors of participating in our managed joint ventures, even inadvertently in light of the perceived need for reforms.
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are principally exposed to four types of market risk: interest rate risk, foreign currency risk, credit risk, and equity price risk. Our investment guidelines permit, subject to approval, investments in derivative instruments such as futures, options, foreign currency forward contracts and swap agreements, which may be used to assume risks or for hedging purposes.
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2015, during the three months ended March 31, 2016. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2015.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2015.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 19, 2016, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended March 31, 2016, and also includes other shares purchased, which represents shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$482.3
January 1 - 31, 2016	338,877	$110.07	—	$—	338,877	$110.07	(37.3)
February 1 - 19, 2016	384,786	$111.08	6,761	$114.22	378,025	$111.02	(42.0)
February 19, 2016 - renewal of authorized share repurchase program of $500.0 million							97.0
Dollar amount available to be repurchased							500.0
February 20 - 29, 2016	—	$—	—	$—	—	$—	—
March 1 - 31, 2016	104,390	$113.85	52,113	$114.87	52,277	$112.83	(5.9)
Total	828,053	$111.02	58,874	$114.80	769,179	$110.72	$494.1

During the three months ended March 31, 2016, pursuant to our publicly announced share repurchase program, we repurchased an aggregate of 769 thousand common shares in open market transactions at an aggregate cost of $85.2 million and at an average share price of $110.72. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.

ITEM 6.        EXHIBITS

10.1*	2016 Non-Employee Director Compensation Summary.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: April 27, 2016	/s/ Jeffrey D. Kelly
Jeffrey D. Kelly
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 27, 2016	/s/ Mark A. Wilcox
Mark A. Wilcox
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)