Form 10-Q
period 2016-06-30
RENAISSANCERE HOLDINGS LTD
filed 2016-07-27
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at July 25, 2016 was 41,208,267.

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

•	the performance of our investment portfolio;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	our ability to determine the impairments taken on our investments;

•	the availability of retrocessional reinsurance on acceptable terms;

•	the effect of inflation;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	uncertainties related to the vote in the United Kingdom (“U.K.”) to leave the European Union (“EU”);

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•
changes to the regulatory systems under which we operate, including challenges to the claim of exemption from insurance regulation of RenaissanceRe and our subsidiaries and increased global regulation of the insurance and reinsurance industry;

•	losses we could face from terrorism, political unrest or war;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	aspects of our corporate structure that may discourage third party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	other regulatory or legislative changes adversely impacting us;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	consolidation of customers or insurance and reinsurance brokers;

•	the effect of Organization for Economic Co-operation and Development (the “OECD”) or EU measures to increase our taxes;

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	June 30, 2016	December 31, 2015
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value (Amortized cost $7,007,201 and $6,825,877 at June 30, 2016 and December 31, 2015, respectively)	$7,073,129	$6,765,005
Fixed maturity investments available for sale, at fair value (Amortized cost $10,923 and $15,943 at June 30, 2016 and December 31, 2015, respectively)	12,434	17,813
Short term investments, at fair value	1,000,206	1,208,401
Equity investments trading, at fair value	301,298	393,877
Other investments, at fair value	489,702	481,621
Investments in other ventures, under equity method	133,448	132,351
Total investments	9,010,217	8,999,068
Cash and cash equivalents	455,521	506,885
Premiums receivable	1,332,667	778,009
Prepaid reinsurance premiums	533,092	230,671
Reinsurance recoverable	222,006	134,526
Accrued investment income	37,900	39,749
Deferred acquisition costs	331,152	199,380
Receivable for investments sold	203,165	220,834
Other assets	160,873	181,011
Goodwill and other intangible assets	258,170	265,154
Total assets	$12,544,763	$11,555,287
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,844,243	$2,767,045
Unearned premiums	1,518,106	889,102
Debt	954,577	960,495
Reinsurance balances payable	753,699	523,974
Payable for investments purchased	432,926	391,378
Other liabilities	215,592	245,145
Total liabilities	6,719,143	5,777,139
Commitments and Contingencies
Redeemable noncontrolling interest	1,122,403	1,045,964
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at June 30, 2016 (December 31, 2015 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 41,496,229 shares issued and outstanding at June 30, 2016 (December 31, 2015 – 43,701,064)	41,496	43,701
Additional paid-in capital	242,561	507,674
Accumulated other comprehensive income	2,337	2,108
Retained earnings	4,016,823	3,778,701
Total shareholders’ equity attributable to RenaissanceRe	4,703,217	4,732,184
Total liabilities, noncontrolling interests and shareholders’ equity	$12,544,763	$11,555,287
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2016 and 2015
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues
Gross premiums written	$759,128	$661,997	$1,621,261	$1,305,575
Net premiums written	$519,916	$508,677	$1,031,591	$912,712
Increase in unearned premiums	(168,514)	(128,849)	(326,583)	(236,124)
Net premiums earned	351,402	379,828	705,008	676,588
Net investment income	54,124	38,604	82,987	78,311
Net foreign exchange losses	(690)	(1,740)	(2,382)	(4,870)
Equity in earnings of other ventures	6,022	6,160	7,633	11,455
Other income	2,654	1,427	6,733	2,966
Net realized and unrealized gains (losses) on investments	69,772	(26,712)	131,425	15,037
Total revenues	483,284	397,567	931,404	779,487
Expenses
Net claims and claim expenses incurred	167,750	169,344	294,355	246,197
Acquisition expenses	69,005	61,666	134,597	105,067
Operational expenses	51,073	54,673	107,308	100,294
Corporate expenses	5,752	12,868	13,977	58,401
Interest expense	10,536	9,862	21,074	15,178
Total expenses	304,116	308,413	571,311	525,137
Income before taxes	179,168	89,154	360,093	254,350
Income tax (expense) benefit	(6,612)	1,842	(9,356)	49,746
Net income	172,556	90,996	350,737	304,096
Net income attributable to redeemable noncontrolling interests	(30,635)	(12,167)	(75,226)	(51,829)
Net income attributable to RenaissanceRe	141,921	78,829	275,511	252,267
Dividends on preference shares	(5,596)	(5,596)	(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders	$136,325	$73,233	$264,320	$241,076
Net income available to RenaissanceRe common shareholders per common share – basic	$3.23	$1.60	$6.20	$5.61
Net income available to RenaissanceRe common shareholders per common share – diluted	$3.22	$1.59	$6.16	$5.56
Dividends per common share	$0.31	$0.30	$0.62	$0.60

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Comprehensive income
Net income	$172,556	$90,996	$350,737	$304,096
Change in net unrealized gains on investments	672	(349)	229	(423)
Comprehensive income	173,228	90,647	350,966	303,673
Net income attributable to redeemable noncontrolling interests	(30,635)	(12,167)	(75,226)	(51,829)
Comprehensive income attributable to redeemable noncontrolling interests	(30,635)	(12,167)	(75,226)	(51,829)
Comprehensive income attributable to RenaissanceRe	$142,593	$78,480	$275,740	$251,844
Disclosure regarding net unrealized gains
Total net realized and unrealized holding gains (losses) on investments	$672	$(62)	$229	$(85)
Net realized gains on fixed maturity investments available for sale	—	(287)	—	(338)
Change in net unrealized gains on investments	$672	$(349)	$229	$(423)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
Preference shares
Balance – January 1	$400,000	$400,000
Balance – June 30	400,000	400,000
Common shares
Balance – January 1	43,701	38,442
Issuance of shares	—	7,435
Repurchase of shares	(2,420)	(83)
Exercise of options and issuance of restricted stock awards	215	219
Balance – June 30	41,496	46,013
Additional paid-in capital
Balance – January 1	507,674	—
Issuance of shares	—	754,384
Repurchase of shares	(269,847)	(8,343)
Change in redeemable noncontrolling interests	(731)	(261)
Exercise of options and issuance of restricted stock awards	5,465	4,704
Balance – June 30	242,561	750,484
Accumulated other comprehensive income
Balance – January 1	2,108	3,416
Change in net unrealized gains on investments	229	(423)
Balance – June 30	2,337	2,993
Retained earnings
Balance – January 1	3,778,701	3,423,857
Net income	350,737	304,096
Net income attributable to redeemable noncontrolling interests	(75,226)	(51,829)
Dividends on common shares	(26,198)	(27,479)
Dividends on preference shares	(11,191)	(11,191)
Balance – June 30	4,016,823	3,637,454
Total shareholders’ equity	$4,703,217	$4,836,944

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
Cash flows provided by (used in) operating activities
Net income	$350,737	$304,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	11,036	12,395
Equity in undistributed earnings of other ventures	(2,308)	(6,822)
Net realized and unrealized gains on investments	(131,425)	(15,037)
Net unrealized losses (gains) included in net investment income	20,360	(3,238)
Net unrealized losses included in other income	—	348
Change in:
Premiums receivable	(554,658)	(396,091)
Prepaid reinsurance premiums	(302,421)	(173,970)
Reinsurance recoverable	(87,480)	(66,042)
Deferred acquisition costs	(131,772)	(63,269)
Reserve for claims and claim expenses	77,198	37,293
Unearned premiums	629,004	410,534
Reinsurance balances payable	229,725	52,969
Other	9,176	(122,536)
Net cash provided by (used in) operating activities	117,172	(29,370)
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,780,406	4,761,975
Purchases of fixed maturity investments trading	(4,984,820)	(4,596,118)
Proceeds from sales and maturities of fixed maturity investments available for sale	5,216	5,000
Net sales (purchases) of equity investments trading	181,634	(166,485)
Net sales of short term investments	245,899	360,162
Net purchases of other investments	(52,778)	(1,250)
Net purchases of investments in other ventures	—	(45)
Net sales of other assets	—	4,500
Net purchase of Platinum	—	(678,152)
Net cash provided by (used in) investing activities	175,557	(310,413)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(26,198)	(27,479)
Dividends paid – preference shares	(11,191)	(11,191)
RenaissanceRe common share repurchases	(265,003)	(736)
Issuance of debt, net of expenses	—	445,589
Net third party redeemable noncontrolling interest share transactions	(43,909)	(187,064)
Net cash (used in) provided by financing activities	(346,301)	219,119
Effect of exchange rate changes on foreign currency cash	2,208	(6,830)
Net decrease in cash and cash equivalents	(51,364)	(127,494)
Cash and cash equivalents, beginning of period	506,885	525,584
Cash and cash equivalents, end of period	$455,521	$398,090

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

•
Effective January 1, 2013, the Company formed and launched a managed joint venture, Upsilon RFO Re Ltd., formerly known as Upsilon Reinsurance II Ltd. (“Upsilon RFO”), a Bermuda domiciled special purpose insurer, to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.

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
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for public business entities in annual and interim periods beginning after December 15, 2015 with retroactive application. The Company retrospectively adopted ASU 2015-03 effective January 1, 2016 and the impact on the Company’s consolidated balance sheet at December 31, 2015 was to reduce each of other assets and debt by $5.6 million, respectively, which represented the deferred debt issuance costs previously recorded in other assets and reclassified as an offset to debt. In addition, for the six months ended June 30, 2015, corporate expense was reduced by $0.2 million and interest expense was increased by $0.2 million to reclassify the amortization of deferred debt issuance costs from corporate expense to interest expense. There was no net impact on the Company’s consolidated statements of operations or financial position as a result of the retrospective adoption of ASU 2015-03.
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
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2016	December 31, 2015
U.S. treasuries	$2,660,051	$2,064,944
Agencies	126,549	137,976
Municipal	561,456	583,282
Non-U.S. government (Sovereign debt)	313,699	334,981
Non-U.S. government-backed corporate	157,606	138,994
Corporate	1,840,407	2,055,323
Agency mortgage-backed	513,517	504,368
Non-agency mortgage-backed	251,015	262,235
Commercial mortgage-backed	498,682	554,625
Asset-backed	150,147	128,277
Total fixed maturity investments trading	$7,073,129	$6,765,005

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$139	$10	$—	$149	$—
Non-agency mortgage-backed	6,214	1,278	—	7,492	503
Commercial mortgage-backed	4,570	223	—	4,793	—
Total fixed maturity investments available for sale	$10,923	$1,511	$—	$12,434	$503

		Included in Accumulated Other Comprehensive Income
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$143	$7	$—	$150	$—
Non-agency mortgage-backed	7,005	1,523	—	8,528	550
Commercial mortgage-backed	6,578	293	—	6,871	—
Asset-backed	2,217	47	—	2,264	—
Total fixed maturity investments available for sale	$15,943	$1,870	$—	$17,813	$550

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

	Trading		Available for Sale		Total Fixed Maturity Investments
June 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$273,579	$266,356	$—	$—	$273,579	$266,356
Due after one through five years	4,136,965	4,163,134	—	—	4,136,965	4,163,134
Due after five through ten years	1,026,303	1,049,939	—	—	1,026,303	1,049,939
Due after ten years	171,187	180,339	—	—	171,187	180,339
Mortgage-backed	1,244,139	1,263,214	10,923	12,434	1,255,062	1,275,648
Asset-backed	155,028	150,147	—	—	155,028	150,147
Total	$7,007,201	$7,073,129	$10,923	$12,434	$7,018,124	$7,085,563

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2016	December 31, 2015
Financials	$196,662	$193,716
Communications and technology	33,704	65,833
Industrial, utilities and energy	28,585	51,168
Consumer	21,047	40,918
Healthcare	17,949	36,148
Basic materials	3,351	6,094
Total	$301,298	$393,877

Pledged Investments
At June 30, 2016, $2.4 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2015 - $2.5 billion). Of this amount, $676.6 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2015 - $664.6 million).
Reverse Repurchase Agreements
At June 30, 2016, the Company held $69.9 million (December 31, 2015 - $26.2 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fixed maturity investments	$46,091	$33,791	$82,097	$59,730
Short term investments	1,227	297	2,227	494
Equity investments	865	1,913	2,528	4,517
Other investments
Private equity investments	4,356	5,425	(5,002)	15,838
Other	5,035	674	8,344	4,182
Cash and cash equivalents	209	127	338	275
	57,783	42,227	90,532	85,036
Investment expenses	(3,659)	(3,623)	(7,545)	(6,725)
Net investment income	$54,124	$38,604	$82,987	$78,311

Net Realized and Unrealized Gains on Investments
Net realized and unrealized gains on investments are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gross realized gains	$22,661	$8,672	$40,411	$30,204
Gross realized losses	(7,804)	(21,552)	(22,469)	(26,423)
Net realized gains (losses) on fixed maturity investments	14,857	(12,880)	17,942	3,781
Net unrealized gains (losses) on fixed maturity investments trading	44,271	(48,104)	129,736	(22,132)
Net realized and unrealized (losses) gains on investments-related derivatives	(9,151)	19,816	(28,600)	15,608
Net realized gains on equity investments trading	14,729	8,832	13,911	16,313
Net unrealized gains (losses) on equity investments trading	5,066	5,624	(1,564)	1,467
Net realized and unrealized gains (losses) on investments	$69,772	$(26,712)	$131,425	$15,037

The Company did not have any fixed maturity investments available for sale in an unrealized loss position at June 30, 2016 or December 31, 2015.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,660,051	$2,660,051	$—	$—
Agencies	126,549	—	126,549	—
Municipal	561,456	—	561,456	—
Non-U.S. government (Sovereign debt)	313,699	—	313,699	—
Non-U.S. government-backed corporate	157,606	—	157,606	—
Corporate	1,840,407	—	1,840,407	—
Agency mortgage-backed	513,666	—	513,666	—
Non-agency mortgage-backed	258,507	—	258,507	—
Commercial mortgage-backed	503,475	—	503,475	—
Asset-backed	150,147	—	150,147	—
Total fixed maturity investments	7,085,563	2,660,051	4,425,512	—
Short term investments	1,000,206	—	1,000,206	—
Equity investments trading	301,298	301,298	—	—
Other investments
Catastrophe bonds	275,553	—	275,553	—
Private equity partnerships (1)	190,316	—	—	190,316
Senior secured bank loan fund (1)	22,212	—	—	22,212
Hedge funds (1)	1,621	—	—	1,621
Total other investments	489,702	—	275,553	214,149
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(2,680)	—	—	(2,680)
Derivatives (3)	2,368	1,084	1,284	—
Other	(4,541)	—	(4,541)	—
Total other assets and (liabilities)	(4,853)	1,084	(3,257)	(2,680)
	$8,871,916	$2,962,433	$5,698,014	$211,469

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at June 30, 2016 was $1.0 million and $3.7 million of other assets and other liabilities, respectively.

(3)	See “Note 11. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,064,944	$2,064,944	$—	$—
Agencies	137,976	—	137,976	—
Municipal	583,282	—	583,282	—
Non-U.S. government (Sovereign debt)	334,981	—	334,981	—
Non-U.S. government-backed corporate	138,994	—	138,994	—
Corporate	2,055,323	—	2,047,705	7,618
Agency mortgage-backed	504,518	—	504,518	—
Non-agency mortgage-backed	270,763	—	270,763	—
Commercial mortgage-backed	561,496	—	561,496	—
Asset-backed	130,541	—	130,541	—
Total fixed maturity investments	6,782,818	2,064,944	4,710,256	7,618
Short term investments	1,208,401	—	1,208,401	—
Equity investments trading	393,877	393,877	—	—
Other investments
Catastrophe bonds	241,253	—	241,253	—
Private equity partnerships (1)	214,848	—	—	—
Senior secured bank loan fund (1)	23,231	—	—	—
Hedge funds (1)	2,289	—	—	—
Total other investments	481,621	—	241,253	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(5,899)	—	—	(5,899)
Derivatives (3)	1,486	(1,234)	2,720	—
Other	(12,320)	—	(12,320)	—
Total other assets and (liabilities)	(16,733)	(1,234)	(9,600)	(5,899)
	$8,849,984	$2,457,587	$6,150,310	$1,719

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2015 was $3.5 million and $9.4 million of other assets and other liabilities, respectively.

(3)	See “Note 11. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
U.S. treasuries
Level 1 - At June 30, 2016, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 0.7% and a weighted average credit quality of AA (December 31, 2015 - 1.3% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2016, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.3% and a weighted average credit quality of AA (December 31, 2015 - 1.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At June 30, 2016, the Company’s municipal fixed maturity investments had a weighted average effective yield of 1.6% and a weighted average credit quality of AA (December 31, 2015 - 2.0% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At June 30, 2016, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 1.0% and a weighted average credit quality of AA (December 31, 2015 - 1.4% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At June 30, 2016, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.0% and a weighted average credit quality of AA (December 31, 2015 - 1.3% and AA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2016, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.7% and a weighted average credit quality of BBB (December 31, 2015 - 3.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At June 30, 2016, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.0%, a weighted average credit quality of AA and a weighted average life of 4.8 years (December 31, 2015 - 2.7%, AA and 6.1 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments classified as sub-prime held in its fixed maturity investments portfolio. At June 30, 2016, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 4.4%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.2 years (December 31, 2015 - 3.8%, non-investment grade and 4.3 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2016 had a weighted average effective yield of 5.5%, a weighted average credit quality of non-investment grade and a weighted average life of 5.5 years (December 31, 2015 - 4.7%, non-investment grade and 5.4 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - At June 30, 2016, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 2.8%, a weighted average credit quality of AAA, and a weighted average life of 3.7 years (December 31, 2015 - 2.9%, AAA and 3.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2016, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 1.9%, a weighted average credit quality of AAA and a weighted average life of 2.5 years (December 31, 2015 - 2.1%, AAA and 2.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above. At June 30, 2016, the Company’s short term investments had a weighted average effective yield of 0.5% and a weighted average credit quality of AAA (December 31, 2015 - 0.4% and AAA, respectively).
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
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at June 30, 2016 of $4.5 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2016	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,302)	Internal valuation model	Bond price (U)	$97.61	$100.02	$99.02
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(1,378)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(10,753)
			Expected loss ratio (U)	n/a	n/a	0.1%
			Net acquisition expense ratio (O)	n/a	n/a	23.0%
			Contract period (O)	0.5 years	3.0 years	2.2 years
			Discount rate (U)	n/a	n/a	0.7%
Total assumed and ceded (re)insurance contracts	(2,680)
Total other assets and (liabilities)	(2,680)
	$(2,680)

Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At June 30, 2016, the Company had a $1.3 million net liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At June 30, 2016, the Company had a $1.4 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available.  The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows.  The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - April 1, 2016	$7,500	$(4,724)	$2,776
Total realized gains
Included in other income	—	2,092	2,092
Purchases	—	(48)	(48)
Settlements	(7,500)	—	(7,500)
Balance - June 30, 2016	$—	$(2,680)	$(2,680)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2016	$7,618	$(5,899)	$1,719
Total unrealized losses
Included in net investment income	(118)	—	(118)
Total realized gains
Included in other income	—	3,792	3,792
Purchases	—	(573)	(573)
Settlements	(7,500)	—	(7,500)
Balance - June 30, 2016	$—	$(2,680)	$(2,680)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - April 1, 2015	$15,474	$72,969	$88,443
Total unrealized (losses) gains
Included in net investment income	(314)	16	(298)
Included in other income	—	(348)	(348)
Total realized gains
Included in other income	—	1,512	1,512
Total foreign exchange losses	—	(6)	(6)
Purchases	—	1,544	1,544
Settlements	(7,500)	—	(7,500)
Balance - June 30, 2015	$7,660	$75,687	$83,347
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(132)	$16	$(116)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income	$—	$(348)	$(348)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2015	$15,660	$(8,934)	$6,726
Total unrealized (losses) gains
Included in net investment income	(500)	176	(324)
Included in other income	—	(348)	(348)
Total realized gains
Included in other income	—	2,828	2,828
Purchases	—	81,965	81,965
Settlements	(7,500)	—	(7,500)
Balance - June 30, 2015	$7,660	$75,687	$83,347
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(318)	$176	$(142)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income	$—	$(348)	$(348)

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

Debt
Included on the Company’s consolidated balance sheet at June 30, 2016 were debt obligations of $954.6 million (December 31, 2015 - $960.5 million). At June 30, 2016, the fair value of the Company’s debt obligations was $1,008.5 million (December 31, 2015 – $973.3 million).
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

	June 30, 2016	December 31, 2015
Other investments	$489,702	$481,621
Other assets	$980	$3,463
Other liabilities	$3,660	$9,362

Included in net investment income for the three and six months ended June 30, 2016 were net unrealized losses of $5.0 million and $20.4 million, respectively, related to the changes in fair value of other investments (2015 – losses of $1.6 million and gains of $3.2 million, respectively). Included in other income for the three and six months ended June 30, 2016 were net unrealized gains of $Nil and $Nil, respectively related to the changes in the fair value of other assets and liabilities (2015 - losses of $0.3 million and losses of $0.3 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2016	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$190,316	$238,916	See below	See below	See below
Senior secured bank loan fund	22,212	2,330	See below	See below	See below
Hedge funds	1,621	—	See below	See below	See below
Total other investments measured using net asset valuations	$214,149	$241,246

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

Senior secured bank loan fund – At June 30, 2016, the Company had $22.2 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The Company’s investments in hedge funds at June 30, 2016 were $1.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Premiums written
Direct	$57,541	$34,340	$100,717	$65,153
Assumed	701,587	627,657	1,520,544	1,240,422
Ceded	(239,212)	(153,320)	(589,670)	(392,863)
Net premiums written	$519,916	$508,677	$1,031,591	$912,712
Premiums earned
Direct	$37,936	$21,606	$71,076	$44,507
Assumed	464,540	468,372	921,181	850,975
Ceded	(151,074)	(110,150)	(287,249)	(218,894)
Net premiums earned	$351,402	$379,828	$705,008	$676,588
Claims and claim expenses
Gross claims and claim expenses incurred	$224,852	$222,819	$386,850	$311,814
Claims and claim expenses recovered	(57,102)	(53,475)	(92,495)	(65,617)
Net claims and claim expenses incurred	$167,750	$169,344	$294,355	$246,197

NOTE 6.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2016	December 31, 2015
Redeemable noncontrolling interest - DaVinciRe	$953,443	$930,955
Redeemable noncontrolling interest - Medici	168,960	115,009
Redeemable noncontrolling interest	$1,122,403	$1,045,964

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Redeemable noncontrolling interest - DaVinciRe	$28,288	$12,345	$71,252	$50,671
Redeemable noncontrolling interest - Medici	2,347	(178)	3,974	1,158
Net income attributable to redeemable noncontrolling interests	$30,635	$12,167	$75,226	$51,829

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 24.0% at June 30, 2016 (December 31, 2015 - 26.3%).
DaVinciRe shareholders are party to a shareholders agreement which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of January 1 of the following year. The repurchase price is generally subject to a true-up for potential development on outstanding loss reserves after settlement of all claims relating to the applicable years.
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance	$926,141	$867,734	$930,955	$1,037,306
Redemption of shares from redeemable noncontrolling interest	(986)	(813)	(91,804)	(208,711)
Sale of shares to redeemable noncontrolling interests	—	—	43,040	—
Net income attributable to redeemable noncontrolling interest	28,288	12,345	71,252	50,671
Ending balance	$953,443	$879,266	$953,443	$879,266

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
2015
During 2015, third-party investors subscribed for $36.1 million and redeemed $20.1 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 46.1%, effective December 31, 2015.
2016
During the six months ended June 30, 2016, third-party investors subscribed for $57.3 million and redeemed $7.3 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 37.4% at June 30, 2016.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance	$155,196	$100,697	$115,009	$94,402
Redemption of shares from redeemable noncontrolling interest	(6,400)	(2,423)	(7,340)	(17,107)
Sale of shares to redeemable noncontrolling interests	17,817	11,450	57,317	31,093
Net income (loss) attributable to redeemable noncontrolling interest	2,347	(178)	3,974	1,158
Ending balance	$168,960	$109,546	$168,960	$109,546

NOTE 7.    VARIABLE INTEREST ENTITIES
Upsilon RFO
Effective January 1, 2013, the Company formed and launched Upsilon RFO, a managed joint venture, and a Bermuda domiciled special purpose insurer, to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market.
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
2015
During 2015, Upsilon RFO returned capital to all of the investors who participated in risks incepting during 2014, including the Company. The total amount of capital returned was $420.2 million, including $132.3 million to the Company.
In conjunction with risks incepting during 2015, $153.7 million of Upsilon RFO non-voting preference shares were issued to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $42.5 million of the non-voting preference shares were issued to the Company, representing a 21.7% participation in the risks assumed by Upsilon RFO incepting during 2015.
2016
During the six months ended June 30, 2016, Upsilon RFO agreed to return $242.5 million of capital to its investors, including $59.8 million to the Company, with $169.1 million and $47.1 million, respectively, having been repaid to date. In addition, during the six months ended June 30, 2016, $166.6 million of Upsilon RFO non-voting preference shares were issued to existing investors therein, including $55.2 million to the Company. At June 30, 2016, the Company’s participation in the risks assumed by Upsilon RFO was 28.9%.
At June 30, 2016, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $188.6 million and $188.5 million, respectively (December 31, 2015 - $250.6 million and $250.5 million, respectively).
Mona Lisa Re Ltd. (“Mona Lisa Re”)
On March 14, 2013, Mona Lisa Re was licensed as a Bermuda domiciled special purpose insurer to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors.
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At June 30, 2016, the total assets and total liabilities of Mona Lisa Re were $153.1 million and $153.1 million, respectively (December 31, 2015 - $184.0 million and $184.0 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.1 million and $0.1 million, respectively, during the six months ended June 30, 2016 (2015 - $0.6 million and $0.5 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $3.6 million and $2.5 million, respectively, during the six months ended June 30, 2016 (2015 - $3.6 million and $2.5 million, respectively).
NOTE 8.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.31 per common share to common shareholders of record on March 15, 2016 and June 15, 2016, respectively, and RenaissanceRe paid a dividend of $0.31 per common share to common shareholders on March 31, 2016 and June 30, 2016, respectively. During the six months ended June 30, 2016, the Company declared and paid $11.2 million in preference share dividends (2015 - $11.2 million) and $26.2 million in common share dividends (2015 - $27.5 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 16, 2016, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the six months ended June 30, 2016, the Company repurchased an aggregate of 2.4 million shares in open market transactions at an aggregate cost of $272.3 million, and at an average share price of $112.50. At June 30, 2016, $397.1 million remained available for repurchase under the share repurchase program. See “Note 14. Subsequent Events” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for additional information related to the Company’s share repurchase program.

NOTE 9.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(thousands of shares)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income available to RenaissanceRe common shareholders	$136,325	$73,233	$264,320	$241,076
Amount allocated to participating common shareholders (1)	(1,561)	(819)	(3,166)	(2,781)
Net income allocated to RenaissanceRe common shareholders	$134,764	$72,414	$261,154	$238,295
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	41,693	45,303	42,135	42,467
Per common share equivalents of employee stock options and restricted shares	192	354	263	372
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	41,885	45,657	42,398	42,839
Net income available to RenaissanceRe common shareholders per common share – basic	$3.23	$1.60	$6.20	$5.61
Net income available to RenaissanceRe common shareholders per common share – diluted	$3.22	$1.59	$6.16	$5.56

(1)
Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, 2010 Performance-Based Equity Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended June 30, 2016	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$397,454	$200,733	$160,941	$—	$759,128
Net premiums written	$255,645	$132,420	$131,851	$—	$519,916
Net premiums earned	$141,616	$137,168	$72,618	$—	$351,402
Net claims and claim expenses incurred	56,131	67,701	43,832	86	167,750
Acquisition expenses	16,227	34,127	18,651	—	69,005
Operational expenses	18,685	19,959	12,408	21	51,073
Underwriting income (loss)	$50,573	$15,381	$(2,273)	$(107)	63,574
Net investment income				54,124	54,124
Net foreign exchange losses				(690)	(690)
Equity in earnings of other ventures				6,022	6,022
Other income				2,654	2,654
Net realized and unrealized gains on investments				69,772	69,772
Corporate expenses				(5,752)	(5,752)
Interest expense				(10,536)	(10,536)
Income before taxes and redeemable noncontrolling interests					179,168
Income tax expense				(6,612)	(6,612)
Net income attributable to redeemable noncontrolling interests				(30,635)	(30,635)
Dividends on preference shares				(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders					$136,325

Net claims and claim expenses incurred – current accident year	$70,321	$85,117	$41,567	$—	$197,005
Net claims and claim expenses incurred – prior accident years	(14,190)	(17,416)	2,265	86	(29,255)
Net claims and claim expenses incurred – total	$56,131	$67,701	$43,832	$86	$167,750

Net claims and claim expense ratio – current accident year	49.7%	62.1%	57.2%		56.1%
Net claims and claim expense ratio – prior accident years	(10.1)%	(12.7)%	3.2%		(8.4)%
Net claims and claim expense ratio – calendar year	39.6%	49.4%	60.4%		47.7%
Underwriting expense ratio	24.7%	39.4%	42.7%		34.2%
Combined ratio	64.3%	88.8%	103.1%		81.9%

Six months ended June 30, 2016	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$757,877	$569,722	$293,662	$—	$1,621,261
Net premiums written	$444,430	$392,511	$194,650	$—	$1,031,591
Net premiums earned	$278,601	$292,486	$133,921	$—	$705,008
Net claims and claim expenses incurred	63,951	159,553	70,848	3	294,355
Acquisition expenses	25,807	75,852	32,938	—	134,597
Operational expenses	38,953	41,732	26,542	81	107,308
Underwriting income (loss)	$149,890	$15,349	$3,593	$(84)	168,748
Net investment income				82,987	82,987
Net foreign exchange losses				(2,382)	(2,382)
Equity in earnings of other ventures				7,633	7,633
Other income				6,733	6,733
Net realized and unrealized gains on investments				131,425	131,425
Corporate expenses				(13,977)	(13,977)
Interest expense				(21,074)	(21,074)
Income before taxes and redeemable noncontrolling interests					360,093
Income tax expense				(9,356)	(9,356)
Net income attributable to redeemable noncontrolling interests				(75,226)	(75,226)
Dividends on preference shares				(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders					$264,320

Net claims and claim expenses incurred – current accident year	$84,204	$173,495	$67,515	$—	$325,214
Net claims and claim expenses incurred – prior accident years	(20,253)	(13,942)	3,333	3	(30,859)
Net claims and claim expenses incurred – total	$63,951	$159,553	$70,848	$3	$294,355

Net claims and claim expense ratio – current accident year	30.2%	59.3%	50.4%		46.1%
Net claims and claim expense ratio – prior accident years	(7.2)%	(4.7)%	2.5%		(4.3)%
Net claims and claim expense ratio – calendar year	23.0%	54.6%	52.9%		41.8%
Underwriting expense ratio	23.2%	40.2%	44.4%		34.3%
Combined ratio	46.2%	94.8%	97.3%		76.1%

Three months ended June 30, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$385,366	$160,013	$116,618	$—	$661,997
Net premiums written	$270,490	$139,867	$98,320	$—	$508,677
Net premiums earned	$162,705	$155,584	$61,539	$—	$379,828
Net claims and claim expenses incurred	55,376	86,062	27,683	223	169,344
Acquisition expenses	19,314	28,251	14,210	(109)	61,666
Operational expenses	22,090	18,747	13,719	117	54,673
Underwriting income (loss)	$65,925	$22,524	$5,927	$(231)	94,145
Net investment income				38,604	38,604
Net foreign exchange losses				(1,740)	(1,740)
Equity in earnings of other ventures				6,160	6,160
Other income				1,427	1,427
Net realized and unrealized losses on investments				(26,712)	(26,712)
Corporate expenses				(12,868)	(12,868)
Interest expense				(9,862)	(9,862)
Income before taxes and noncontrolling interests					89,154
Income tax benefit				1,842	1,842
Net income attributable to noncontrolling interests				(12,167)	(12,167)
Dividends on preference shares				(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders					$73,233

Net claims and claim expenses incurred – current accident year	$67,334	$104,315	$30,771	$—	$202,420
Net claims and claim expenses incurred – prior accident years	(11,958)	(18,253)	(3,088)	223	(33,076)
Net claims and claim expenses incurred – total	$55,376	$86,062	$27,683	$223	$169,344

Net claims and claim expense ratio – current accident year	41.4%	67.0%	50.0%		53.3%
Net claims and claim expense ratio – prior accident years	(7.4)%	(11.7)%	(5.0)%		(8.7)%
Net claims and claim expense ratio – calendar year	34.0%	55.3%	45.0%		44.6%
Underwriting expense ratio	25.5%	30.2%	45.4%		30.6%
Combined ratio	59.5%	85.5%	90.4%		75.2%

Six months ended June 30, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$774,613	$284,304	$246,748	$(90)	$1,305,575
Net premiums written	$493,130	$243,782	$175,889	$(89)	$912,712
Net premiums earned	$306,472	$250,460	$119,745	$(89)	$676,588
Net claims and claim expenses incurred	62,970	125,650	57,526	51	246,197
Acquisition expenses	26,968	48,940	28,903	256	105,067
Operational expenses	42,453	32,037	25,659	145	100,294
Underwriting income (loss)	$174,081	$43,833	$7,657	$(541)	225,030
Net investment income				78,311	78,311
Net foreign exchange losses				(4,870)	(4,870)
Equity in earnings of other ventures				11,455	11,455
Other income				2,966	2,966
Net realized and unrealized gains on investments				15,037	15,037
Corporate expenses				(58,401)	(58,401)
Interest expense				(15,178)	(15,178)
Income before taxes and noncontrolling interests					254,350
Income tax benefit				49,746	49,746
Net income attributable to noncontrolling interests				(51,829)	(51,829)
Dividends on preference shares				(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders					$241,076

Net claims and claim expenses incurred – current accident year	$91,458	$153,579	$56,381	$—	$301,418
Net claims and claim expenses incurred – prior accident years	(28,488)	(27,929)	1,145	51	(55,221)
Net claims and claim expenses incurred – total	$62,970	$125,650	$57,526	$51	$246,197

Net claims and claim expense ratio – current accident year	29.8%	61.3%	47.1%		44.5%
Net claims and claim expense ratio – prior accident years	(9.3)%	(11.1)%	0.9%		(8.1)%
Net claims and claim expense ratio – calendar year	20.5%	50.2%	48.0%		36.4%
Underwriting expense ratio	22.7%	32.3%	45.6%		30.3%
Combined ratio	43.2%	82.5%	93.6%		66.7%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,514	262	$1,252	Other assets	$—	$1,252
Foreign currency forward contracts (1)	5,236	73	5,163	Other assets	—	5,163
Foreign currency forward contracts (2)	127	87	40	Other assets	—	40
Credit default swaps	726	99	627	Other assets	447	180
Total	$7,603	$521	$7,082		$447	$6,635

	Derivative Liabilities
At June 30, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$430	262	$168	Other liabilities	$151	$17
Foreign currency forward contracts (1)	4,968	1,665	3,303	Other liabilities	—	3,303
Foreign currency forward contracts (2)	1,060	87	973	Other liabilities	—	973
Credit default swaps	369	99	270	Other liabilities	245	25
Total	$6,827	$2,113	$4,714		$396	$4,318

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,059	937	$122	Other assets	$—	$122
Foreign currency forward contracts (1)	4,645	82	4,563	Other assets	—	4,563
Foreign currency forward contracts (2)	1,007	599	408	Other assets	—	408
Credit default swaps	257	44	213	Other assets	—	213
Total	$6,968	$1,662	$5,306		$—	$5,306

	Derivative Liabilities
At December 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,293	937	$1,356	Other liabilities	$1,356	$—
Foreign currency forward contracts (1)	1,891	81	1,810	Other liabilities	—	1,810
Foreign currency forward contracts (2)	806	599	207	Other liabilities	—	207
Credit default swaps	491	44	447	Other liabilities	447	—
Total	$5,481	$1,661	$3,820		$1,803	$2,017

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2016	2015
Interest rate futures	Net realized and unrealized gains (losses) on investments	$(9,456)	$19,784
Foreign currency forward contracts (1)	Net foreign exchange losses	(3,815)	(10,210)
Foreign currency forward contracts (2)	Net foreign exchange losses	2,641	(3,417)
Credit default swaps	Net realized and unrealized gains (losses) on investments	305	22
Weather contract	Net realized and unrealized gains (losses) on investments	—	10
Total		$(10,325)	$6,189

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2016	2015
Interest rate futures	Net realized and unrealized gains (losses) on investments	$(28,815)	$15,376
Foreign currency forward contracts (1)	Net foreign exchange losses	(5,189)	(6,599)
Foreign currency forward contracts (2)	Net foreign exchange losses	(3,217)	5,793
Credit default swaps	Net realized and unrealized gains (losses) on investments	215	62
Weather contract	Net realized and unrealized gains (losses) on investments	—	170
Total		$(37,006)	$14,802

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2016.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At June 30, 2016, the Company had $953.6 million of notional long positions and $911.5 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2015 - $1.0 billion and $1.1 billion, respectively). The fair value of these derivatives is determined using exchange traded prices.
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

Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2016, the Company had outstanding underwriting related foreign currency contracts of $168.7 million in notional long positions and $135.5 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $172.4 million and $101.5 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2016, the Company had outstanding investment portfolio related foreign currency contracts of $13.6 million in notional long positions and $112.2 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $31.3 million and $143.4 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2016, the Company had outstanding credit derivatives of $Nil in notional long positions and $28.4 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $Nil and $46.1 million, respectively).
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
NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at June 30, 2016 and December 31, 2015, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, and condensed consolidating statements of cash flow for the six months ended June 30, 2016 and 2015. Each of RenRe North America Holdings Inc., Platinum Underwriters Finance, Inc. and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 10. Debt and Credit Facilities in the Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2015.

Condensed Consolidating Balance Sheet at June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$172,593	$123,921	$280,615	$—	$8,433,088	$—	$9,010,217
Cash and cash equivalents	2,382	35	1,893	614	450,597	—	455,521
Investments in subsidiaries	4,022,891	46,835	902,329	1,226,829	—	(6,198,884)	—
Due from subsidiaries and affiliates	104,582	84,027	—	—	—	(188,609)	—
Premiums receivable	—	—	—	—	1,332,667	—	1,332,667
Prepaid reinsurance premiums	—	—	—	—	533,092	—	533,092
Reinsurance recoverable	—	—	—	—	222,006	—	222,006
Accrued investment income	323	308	434	—	36,835	—	37,900
Deferred acquisition costs	—	—	—	—	331,152	—	331,152
Receivable for investments sold	32	1	14	—	203,118	—	203,165
Other assets	402,158	27,115	11,684	121,277	107,850	(509,211)	160,873
Goodwill and other intangible assets	133,736	—	—	—	124,434	—	258,170
Total assets	$4,838,697	$282,242	$1,196,969	$1,348,720	$11,774,839	$(6,896,704)	$12,544,763
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,844,243	$—	$2,844,243
Unearned premiums	—	—	—	—	1,518,106	—	1,518,106
Debt	117,000	—	261,774	545,537	147,266	(117,000)	954,577
Amounts due to subsidiaries and affiliates	138	94	112	92,338	—	(92,682)	—
Reinsurance balances payable	—	—	—	—	753,699	—	753,699
Payable for investments purchased	—	57	85	—	432,784	—	432,926
Other liabilities	18,342	(359)	9,689	—	198,942	(11,022)	215,592
Total liabilities	135,480	(208)	271,660	637,875	5,895,040	(220,704)	6,719,143
Redeemable noncontrolling interests	—	—	—	—	1,122,403	—	1,122,403
Shareholders’ Equity
Total shareholders’ equity	4,703,217	282,450	925,309	710,845	4,757,396	(6,676,000)	4,703,217
Total liabilities, noncontrolling interests and shareholders’ equity	$4,838,697	$282,242	$1,196,969	$1,348,720	$11,774,839	$(6,896,704)	$12,544,763

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$349,892	$127,087	$205,777	$—	$8,316,312	$—	$8,999,068
Cash and cash equivalents	10,185	5,908	7,103	677	483,012	—	506,885
Investments in subsidiaries	3,902,519	48,754	867,909	1,185,736	—	(6,004,918)	—
Due from subsidiaries and affiliates	81,282	69,739	—	—	—	(151,021)	—
Premiums receivable	—	—	—	—	778,009	—	778,009
Prepaid reinsurance premiums	—	—	—	—	230,671	—	230,671
Reinsurance recoverable	—	—	—	—	134,526	—	134,526
Accrued investment income	1,253	169	348	—	37,979	—	39,749
Deferred acquisition costs	—	—	—	—	199,380	—	199,380
Receivable for investments sold	26	1	68,537	—	152,270	—	220,834
Other assets	390,302	29,532	12,852	115,456	124,215	(491,346)	181,011
Goodwill and other intangible assets	137,064	—	—	—	128,090	—	265,154
Total assets	$4,872,523	$281,190	$1,162,526	$1,301,869	$10,584,464	$(6,647,285)	$11,555,287
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,767,045	$—	$2,767,045
Unearned premiums	—	—	—	—	889,102	—	889,102
Debt	117,000	—	268,196	545,187	147,112	(117,000)	960,495
Amounts due to subsidiaries and affiliates	2,641	202	204	68,204	—	(71,251)	—
Reinsurance balances payable	—	—	—	—	523,974	—	523,974
Payable for investments purchased	999	6	25	—	390,348	—	391,378
Other liabilities	19,699	1,148	6,620	—	222,320	(4,642)	245,145
Total liabilities	140,339	1,356	275,045	613,391	4,939,901	(192,893)	5,777,139
Redeemable noncontrolling interests	—	—	—	—	1,045,964	—	1,045,964
Shareholders’ Equity
Total shareholders’ equity	4,732,184	279,834	887,481	688,478	4,598,599	(6,454,392)	4,732,184
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,872,523	$281,190	$1,162,526	$1,301,869	$10,584,464	$(6,647,285)	$11,555,287

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$351,402	$—	$351,402
Net investment income	5,749	445	846	141	52,826	(5,883)	54,124
Net foreign exchange losses	(1)	—	—	—	(689)	—	(690)
Equity in earnings of other ventures	—	—	—	—	6,022	—	6,022
Other (loss) income	(791)	—	—	—	3,445	—	2,654
Net realized and unrealized gains on investments	799	1,139	3,414	—	64,420	—	69,772
Total revenues	5,756	1,584	4,260	141	477,426	(5,883)	483,284
Expenses
Net claims and claim expenses incurred	—	—	—	—	167,750	—	167,750
Acquisition expenses	—	—	—	—	69,005	—	69,005
Operational expenses	(1,104)	44	64	4,573	50,352	(2,856)	51,073
Corporate expenses	5,181	203	—	7	361	—	5,752
Interest expense	141	—	1,477	6,544	2,515	(141)	10,536
Total expenses	4,218	247	1,541	11,124	289,983	(2,997)	304,116
Income (loss) before equity in net income of subsidiaries and taxes	1,538	1,337	2,719	(10,983)	187,443	(2,886)	179,168
Equity in net income of subsidiaries	141,677	1,666	12,086	17,165	—	(172,594)	—
Income before taxes	143,215	3,003	14,805	6,182	187,443	(175,480)	179,168
Income tax (expense) benefit	(1,294)	(906)	(838)	2,792	(6,366)	—	(6,612)
Net income	141,921	2,097	13,967	8,974	181,077	(175,480)	172,556
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(30,635)	—	(30,635)
Net income attributable to RenaissanceRe	141,921	2,097	13,967	8,974	150,442	(175,480)	141,921
Dividends on preference shares	(5,596)	—	—	—	—	—	(5,596)
Net income attributable to RenaissanceRe common shareholders	$136,325	$2,097	$13,967	$8,974	$150,442	$(175,480)	$136,325

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income	$141,921	$2,097	$13,967	$8,974	$181,077	$(175,480)	$172,556
Change in net unrealized gains on investments	—	—	—	—	672	—	672
Comprehensive income	141,921	2,097	13,967	8,974	181,749	(175,480)	173,228
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(30,635)	—	(30,635)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(30,635)	—	(30,635)
Comprehensive income attributable to RenaissanceRe	$141,921	$2,097	$13,967	$8,974	$151,114	$(175,480)	$142,593

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$705,008	$—	$705,008
Net investment income	12,607	954	2,279	281	78,632	(11,766)	82,987
Net foreign exchange losses	(2)	—	—	—	(2,380)	—	(2,382)
Equity in earnings of other ventures	—	—	—	—	7,633	—	7,633
Other (loss) income	(791)	—	—	—	7,524	—	6,733
Net realized and unrealized gains on investments	5,287	2,254	5,378	—	118,506	—	131,425
Total revenues	17,101	3,208	7,657	281	914,923	(11,766)	931,404
Expenses
Net claims and claim expenses incurred	—	—	—	—	294,355	—	294,355
Acquisition expenses	—	—	—	—	134,597	—	134,597
Operational expenses	(1,805)	(97)	116	11,582	105,448	(7,936)	107,308
Corporate expenses	10,794	203	—	7	2,973	—	13,977
Interest expense	281	—	2,953	13,087	5,034	(281)	21,074
Total expenses	9,270	106	3,069	24,676	542,407	(8,217)	571,311
Income (loss) before equity in net income of subsidiaries and taxes	7,831	3,102	4,588	(24,395)	372,516	(3,549)	360,093
Equity in net income (loss) of subsidiaries	265,215	1,533	34,421	41,644	—	(342,813)	—
Income before taxes	273,046	4,635	39,009	17,249	372,516	(346,362)	360,093
Income tax benefit (expense)	2,465	(1,467)	(1,182)	5,671	(14,843)	—	(9,356)
Net income	275,511	3,168	37,827	22,920	357,673	(346,362)	350,737
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(75,226)	—	(75,226)
Net income attributable to RenaissanceRe	275,511	3,168	37,827	22,920	282,447	(346,362)	275,511
Dividends on preference shares	(11,191)	—	—	—	—	—	(11,191)
Net income attributable to RenaissanceRe common shareholders	$264,320	$3,168	$37,827	$22,920	$282,447	$(346,362)	$264,320

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$275,511	$3,168	$37,827	$22,920	$357,673	$(346,362)	$350,737
Change in net unrealized gains on investments	—	—	—	—	229	—	229
Comprehensive income	275,511	3,168	37,827	22,920	357,902	(346,362)	350,966
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(75,226)	—	(75,226)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(75,226)	—	(75,226)
Comprehensive income attributable to RenaissanceRe	$275,511	$3,168	$37,827	$22,920	$282,676	$(346,362)	$275,740

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$379,828	$—	$379,828
Net investment income	98	300	1,221	468	37,342	(825)	38,604
Net foreign exchange gains (losses)	12	—	—	—	(1,752)	—	(1,740)
Equity in earnings of other ventures	—	—	—	—	6,160	—	6,160
Other income	497	—	—	—	1,428	(498)	1,427
Net realized and unrealized (losses) gains on investments	(535)	609	(1,389)	—	(25,397)	—	(26,712)
Total revenues	72	909	(168)	468	397,609	(1,323)	397,567
Expenses			—	—
Net claims and claim expenses incurred	—	—	—	—	169,344	—	169,344
Acquisition expenses	—	—	—	—	61,666	—	61,666
Operational expenses	(368)	1,588	—	—	53,460	(7)	54,673
Corporate expenses	7,351	212	—	84	5,221	—	12,868
Interest expense	468	3,557	1,477	2,784	2,044	(468)	9,862
Total expenses	7,451	5,357	1,477	2,868	291,735	(475)	308,413
(Loss) income before equity in net income of subsidiaries and taxes	(7,379)	(4,448)	(1,645)	(2,400)	105,874	(848)	89,154
Equity in net income of subsidiaries	84,472	2,132	8,716	4,613	—	(99,933)	—
Income (loss) before taxes	77,093	(2,316)	7,071	2,213	105,874	(100,781)	89,154
Income tax benefit (expense)	1,736	1,743	(1,451)	888	(1,074)	—	1,842
Net income (loss)	78,829	(573)	5,620	3,101	104,800	(100,781)	90,996
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(12,167)	—	(12,167)
Net income (loss) attributable to RenaissanceRe	78,829	(573)	5,620	3,101	92,633	(100,781)	78,829
Dividends on preference shares	(5,596)	—	—	—	—	—	(5,596)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$73,233	$(573)	$5,620	$3,101	$92,633	$(100,781)	$73,233

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$78,829	$(573)	$5,620	$3,101	$104,800	$(100,781)	$90,996
Change in net unrealized gains on investments	—	—	—	—	(349)	—	(349)
Comprehensive income (loss)	78,829	(573)	5,620	3,101	104,451	(100,781)	90,647
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(12,167)	—	(12,167)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(12,167)	—	(12,167)
Comprehensive income (loss) attributable to RenaissanceRe	$78,829	$(573)	$5,620	$3,101	$92,284	$(100,781)	$78,480

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$676,588	$—	$676,588
Net investment income	2,722	631	1,181	504	75,072	(1,799)	78,311
Net foreign exchange losses	2	—	—	—	(4,872)	—	(4,870)
Equity in earnings of other ventures	—	—	—	—	11,455	—	11,455
Other income	663	—	—	—	2,966	(663)	2,966
Net realized and unrealized (losses) gains on investments	(496)	1,015	(1,388)	—	15,906	—	15,037
Total revenues	2,891	1,646	(207)	504	777,115	(2,462)	779,487
Expenses
Net claims and claim expenses incurred	—	—	—	—	246,197	—	246,197
Acquisition expenses	—	—	—	—	105,067	—	105,067
Operational expenses	3,441	3,478	1	—	93,380	(6)	100,294
Corporate expenses	31,837	251	—	84	26,229	—	58,401
Interest expense	763	7,233	1,969	3,006	2,711	(504)	15,178
Total expenses	36,041	10,962	1,970	3,090	473,584	(510)	525,137
(Loss) income before equity in net income of subsidiaries and taxes	(33,150)	(9,316)	(2,177)	(2,586)	303,531	(1,952)	254,350
Equity in net income of subsidiaries	285,417	5,548	10,126	48,515	—	(349,606)	—
Income (loss) before taxes	252,267	(3,768)	7,949	45,929	303,531	(351,558)	254,350
Income tax benefit (expense)	—	32,748	(2,146)	953	18,191	—	49,746
Net income	252,267	28,980	5,803	46,882	321,722	(351,558)	304,096
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(51,829)	—	(51,829)
Net income (loss) attributable to RenaissanceRe	252,267	28,980	5,803	46,882	269,893	(351,558)	252,267
Dividends on preference shares	(11,191)	—	—	—	—	—	(11,191)
Net income available to RenaissanceRe common shareholders	$241,076	$28,980	$5,803	$46,882	$269,893	$(351,558)	$241,076

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$252,267	$28,980	$5,803	$46,882	$321,722	$(351,558)	$304,096
Change in net unrealized gains on investments	—	—	—	—	(423)	—	(423)
Comprehensive income	252,267	28,980	5,803	46,882	321,299	(351,558)	303,673
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(51,829)	—	(51,829)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(51,829)	—	(51,829)
Comprehensive income attributable to RenaissanceRe	$252,267	$28,980	$5,803	$46,882	$269,470	$(351,558)	$251,844

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(11,131)	$297	$(3,914)	$(24,197)	$156,117	$117,172
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	210,933	50,890	67,839	—	4,450,744	4,780,406
Purchases of fixed maturity investments trading	(324,462)	(105,772)	(203,883)	—	(4,350,703)	(4,984,820)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	5,216	5,216
Net (purchases) sales of equity investments trading	—	(2,195)	193,207	—	(9,378)	181,634
Net sales (purchases) of short term investments	195,915	62,403	(58,367)	—	45,948	245,899
Net purchases of other investments	—	—	—	—	(52,778)	(52,778)
Dividends and return of capital from subsidiaries	341,011	2,900	—	—	(343,911)	—
Contributions to subsidiaries	(95,001)	—	—	—	95,001	—
Due (from) to subsidiary	(22,676)	(14,396)	(92)	24,134	13,030	—
Net cash provided by (used in) investing activities	305,720	(6,170)	(1,296)	24,134	(146,831)	175,557
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(26,198)	—	—	—	—	(26,198)
Dividends paid – preference shares	(11,191)	—	—	—	—	(11,191)
RenaissanceRe common share repurchases	(265,003)	—	—	—	—	(265,003)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(43,909)	(43,909)
Net cash used in financing activities	(302,392)	—	—	—	(43,909)	(346,301)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	2,208	2,208
Net decrease in cash and cash equivalents	(7,803)	(5,873)	(5,210)	(63)	(32,415)	(51,364)
Cash and cash equivalents, beginning of period	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of period	$2,382	$35	$1,893	$614	$450,597	$455,521

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$59,434	$(5,411)	$(10,030)	$(4,337)	$(69,026)	$(29,370)
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	14,718	7,016	45,087	—	4,695,154	4,761,975
Purchases of fixed maturity investments trading	(56,559)	(38,668)	—	—	(4,500,891)	(4,596,118)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	5,000	5,000
Net sales (purchases) of equity investments trading	—	33,687	(273,501)	—	73,329	(166,485)
Net (purchases) sales of short term investments	(1,088)	(5,848)	238,048	—	129,050	360,162
Net purchases of other investments	—	—	—	—	(1,250)	(1,250)
Net purchases of investments in other ventures	—	—	—	—	(45)	(45)
Net sales of other assets	—	—	—	—	4,500	4,500
Dividends and return of capital from subsidiaries	1,050,762	193,850	—	—	(1,244,612)	—
Contributions to subsidiaries	(231,964)	—	—	(180,000)	411,964	—
Due to (from) subsidiaries	114,266	(183,513)	(52)	(114,839)	184,138	—
Net purchase of Platinum	(904,433)	—	1,537	—	224,744	(678,152)
Net cash (used in) provided by investing activities	(14,298)	6,524	11,119	(294,839)	(18,919)	(310,413)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(27,479)	—	—	—	—	(27,479)
Dividends paid – preference shares	(11,191)	—	—	—	—	(11,191)
RenaissanceRe common share repurchases	(736)	—	—	—	—	(736)
Net issuance of debt	—	—	—	299,400	146,189	445,589
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(187,064)	(187,064)
Net cash (used in) provided by financing activities	(39,406)	—	—	299,400	(40,875)	219,119
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(6,830)	(6,830)
Net increase (decrease) in cash and cash equivalents	5,730	1,113	1,089	224	(135,650)	(127,494)
Cash and cash equivalents, beginning of period	5,986	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of period	$11,716	$2,146	$1,089	$224	$382,915	$398,090
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
NOTE 14.     SUBSEQUENT EVENTS
Subsequent to June 30, 2016 and through the period ended July 25, 2016, the Company repurchased 286 thousand common shares in open market transactions at an aggregate cost of $33.1 million and at an average share price of $115.66.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2016 and 2015, respectively. The following also includes a discussion of our liquidity and capital resources at June 30, 2016. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2015. On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. Our results of operations for the first six months of 2016 included the results of Platinum for the period January 1, 2016 through June 30, 2016, compared to the first six months of 2015, which included the results of operations of Platinum for the period March 2, 2015 (the date of acquisition) through June 30, 2015. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Since a meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. Our acquisition of Platinum accelerated the growth of our U.S. platform by expanding our client base and enhancing our U.S. market presence in our casualty and specialty reinsurance lines of business. Accordingly, these lines of business currently and may in the future continue to represent a greater proportion of our premiums and claims and claim expenses and generate a higher percentage of our returns than they did historically.
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
We believe we are seen as a market leader in certain of these classes of business. In recent years, we have expanded our specialty reinsurance operations, and we plan to continue to expand these operations over time. The acquisition of Platinum accelerated our strategy with respect to specialty reinsurance and we have experienced and expect to continue to experience growth in lines of business such as accident and health, multi-line regional and traditional workers compensation, and increase our presence within certain existing lines of business, including casualty clash, environmental liability, general liability, medical malpractice, professional indemnity and other casualty lines of business. However, we cannot assure you we will succeed in growing these operations or that any growth we do attain will be profitable, or will contribute meaningfully to our results or financial condition, particularly in light of current and forecasted market conditions. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions. As with our catastrophe business, our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2016, compared to the second quarter of 2015.

Three months ended June 30,	2016	2015	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$759,128	$661,997	$97,131
Net premiums written	$519,916	$508,677	$11,239
Net premiums earned	$351,402	$379,828	$(28,426)
Net claims and claim expenses incurred	167,750	169,344	(1,594)
Acquisition expenses	69,005	61,666	7,339
Operational expenses	51,073	54,673	(3,600)
Underwriting income	$63,574	$94,145	$(30,571)

Net investment income	$54,124	$38,604	$15,520
Net realized and unrealized gains (losses) on investments	69,772	(26,712)	96,484
Change in net unrealized gains on fixed maturity investments available for sale	(90)	(560)	470
Total investment result	$123,806	$11,332	$112,474

Net income	$172,556	$90,996	$81,560
Net income available to RenaissanceRe common shareholders	$136,325	$73,233	$63,092

Net income available to RenaissanceRe common shareholders per common share – diluted	$3.22	$1.59	$1.63
Dividends per common share	$0.31	$0.30	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	56.1%	53.3%	2.8%
Net claims and claim expense ratio – prior accident years	(8.4)%	(8.7)%	0.3%
Net claims and claim expense ratio – calendar year	47.7%	44.6%	3.1%
Underwriting expense ratio	34.2%	30.6%	3.6%
Combined ratio	81.9%	75.2%	6.7%

Return on average common equity - annualized	12.6%	6.6%	6.0%

Book value	June 30, 2016	March 31, 2016	Change
Book value per common share	$103.70	$101.19	$2.51
Accumulated dividends per common share	16.10	15.79	0.31
Book value per common share plus accumulated dividends	$119.80	$116.98	$2.82
Change in book value per common share plus change in accumulated dividends	2.8%

Balance sheet highlights	June 30, 2016	March 31, 2016	Change
Total assets	$12,544,763	$12,153,913	$390,850
Total shareholders’ equity attributable to RenaissanceRe	$4,703,217	$4,760,593	$(57,376)

Net income available to RenaissanceRe common shareholders was $136.3 million in the second quarter of 2016, compared to $73.2 million in the second quarter of 2015, an increase of $63.1 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2016, we generated an annualized return on average common equity of 12.6% and our book value per common share increased from $101.19 at March 31, 2016 to $103.70 at June 30, 2016, a 2.8% increase, after considering the change in accumulated dividends paid to our common shareholders and the impact of 1.7 million common shares being repurchased in open market transactions, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the second quarter of 2016, on a comparative basis to the second quarter of 2015, include:

•
Higher Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was $123.8 million in the second quarter of 2016, compared to $11.3 million in the second quarter of 2015, an increase of $112.5 million. The total investment result during the second quarter of 2016 was primarily driven by net unrealized gains in our portfolio of fixed maturity investments trading, principally the result of a decrease in U.S. treasury yields and a flattening of the yield curve during the quarter, combined with an increase in net investment income in our portfolio of fixed maturity investments, driven by an increase in average invested assets in that portfolio, and net realized and unrealized gains on equity investments trading as a result of the strong performance of a number of our equity positions during the quarter. Partially offsetting these items were net realized and unrealized losses on certain investments-related derivatives due to the flattening of the yield curve, noted above; partially offset by

•
Lower Underwriting Income - we generated underwriting income of $63.6 million and a combined ratio of 81.9% in the second quarter of 2016, compared to $94.1 million and 75.2% in the second quarter of 2015, respectively. The increase in the combined ratio was primarily driven by an increase in net claims and claim expenses and acquisition expenses, adding 3.1 and 3.6 percentage points, respectively, to the combined ratio. Included in net claims and claim expenses in the second quarter of 2016 was $32.8 million of net claims and claim expenses associated with a number of weather-related events in Texas (the “2016 Texas Events”) and $28.1 million associated with the wildfire originating near Fort McMurray, Alberta (the “Fort McMurray Wildfire”). The net negative impact of these events on our consolidated underwriting result was $50.4 million, and added 15.4 percentage points to our consolidated combined ratio. The net negative impact of these events on our net income available to RenaissanceRe common shareholders was $41.1 million. See below for additional information related to the 2016 Texas Events and the Fort McMurray Wildfire; and

•
Higher Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $30.6 million in the second quarter of 2016, compared to $12.2 million in the second quarter of 2015, principally due to an increase in the profitability of DaVinciRe. Our ownership in DaVinciRe was 24.0% at June 30, 2016, compared to 26.3% at June 30, 2015.

Net Negative Impact of the 2016 Texas Events and the Fort McMurray Wildfire
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest - DaVinci Re. Our estimates of the 2016 Texas Events and the Fort McMurray Wildfire are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of these catastrophe events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from these events will vary from these estimates, perhaps significantly. Changes in these estimates will be recorded in the period in which they occur.

The supplemental financial data below provides additional information detailing the net negative impact of the 2016 Texas Events and the Fort McMurray Wildfire on our consolidated financial statements for the three months ended June 30, 2016.

Three months ended June 30, 2016	2016 Texas Events	Fort McMurray Wildfire	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(32,821)	$(28,061)	$(60,882)
Assumed reinstatement premiums earned	6,102	5,251	11,353
Ceded reinstatement premiums earned	—	(71)	(71)
Lost profit commissions	(477)	(370)	(847)
Net negative impact on underwriting result	(27,196)	(23,251)	(50,447)
Redeemable noncontrolling interest - DaVinciRe	5,124	4,247	9,371
Net negative impact	$(22,072)	$(19,004)	$(41,076)
Percentage point impact on consolidated combined ratio	8.2	7.0	15.4

Net negative impact on Catastrophe Reinsurance segment underwriting result	$(24,402)	$(18,763)	$(43,165)
Net negative impact on Specialty Reinsurance segment underwriting result	(1,901)	(500)	(2,401)
Net negative impact on Lloyd's segment underwriting result	(893)	(3,988)	(4,881)
Net negative impact on underwriting result	$(27,196)	$(23,251)	$(50,447)

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Three months ended June 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$397,454	$385,366	$12,088
Net premiums written	$255,645	$270,490	$(14,845)
Net premiums earned	$141,616	$162,705	$(21,089)
Net claims and claim expenses incurred	56,131	55,376	755
Acquisition expenses	16,227	19,314	(3,087)
Operational expenses	18,685	22,090	(3,405)
Underwriting income	$50,573	$65,925	$(15,352)

Net claims and claim expenses incurred – current accident year	$70,321	$67,334	$2,987
Net claims and claim expenses incurred – prior accident years	(14,190)	(11,958)	(2,232)
Net claims and claim expenses incurred – total	$56,131	$55,376	$755

Net claims and claim expense ratio – current accident year	49.7%	41.4%	8.3%
Net claims and claim expense ratio – prior accident years	(10.1)%	(7.4)%	(2.7)%
Net claims and claim expense ratio – calendar year	39.6%	34.0%	5.6%
Underwriting expense ratio	24.7%	25.5%	(0.8)%
Combined ratio	64.3%	59.5%	4.8%

Catastrophe Reinsurance Gross Premiums Written – In the second quarter of 2016, our Catastrophe Reinsurance segment gross premiums written increased by $12.1 million, or 3.1%, to $397.5 million, compared to $385.4 million in the second quarter of 2015. Market conditions remained challenging during the second quarter of 2016, however we were able to increase our participation on a select number of transactions we believe have comparably attractive risk-return attributes, while continuing to exercise underwriting discipline given prevailing market terms and conditions. Included in gross premiums written in the Catastrophe Reinsurance segment in the second quarter of 2016 was $10.9 million of reinstatement premiums associated with the 2016 Texas Events and the Fort McMurray Wildfire.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment were $141.8 million in the second quarter of 2016, compared to $114.9 million in the second quarter of 2015, an increase of $26.9 million, or 23.4%, primarily reflecting an increase in purchases of retrocessional reinsurance given prevailing market conditions.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $50.6 million in the second quarter of 2016, compared to $65.9 million in the second quarter of 2015, a decrease of $15.4 million. In the second quarter of 2016, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 39.6%, an underwriting expense ratio of 24.7% and a combined ratio of 64.3%, compared to 34.0%, 25.5% and 59.5%, respectively, in the second quarter of 2015.
Underwriting income in our Catastrophe Reinsurance segment during the second quarter of 2016, compared to the second quarter of 2015, was principally impacted by a $21.1 million decrease in net premiums earned, partially offset by a $6.5 million decrease in underwriting expenses. Net claims and claim expenses increased $0.8 million in the second quarter of 2016, compared to the second quarter of 2015, and included $29.7 million and $23.5 million of net claims and claim expenses associated with the 2016 Texas Events and the Fort McMurray Wildfire, respectively. The net negative impact on the Catastrophe Reinsurance segment underwriting result of the 2016 Texas Events and the Fort McMurray Wildfire was $43.2 million, and these events increased the Catastrophe Reinsurance segment combined ratio by 36.0 percentage points.
We experienced $14.2 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment during the second quarter of 2016, compared to $12.0 million in the second quarter of 2015, principally driven by a reduction in ultimate losses on a number of relatively small catastrophe events from 2015.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $19.8 million and $6.3 million in the second quarter of 2016 and 2015, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 14.0% and 3.9%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $28.7 million and $15.3 million in the second quarter of 2016 and 2015, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Three months ended June 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$200,733	$160,013	$40,720
Net premiums written	$132,420	$139,867	$(7,447)
Net premiums earned	$137,168	$155,584	$(18,416)
Net claims and claim expenses incurred	67,701	86,062	(18,361)
Acquisition expenses	34,127	28,251	5,876
Operational expenses	19,959	18,747	1,212
Underwriting income	$15,381	$22,524	$(7,143)

Net claims and claim expenses incurred – current accident year	$85,117	$104,315	$(19,198)
Net claims and claim expenses incurred – prior accident years	(17,416)	(18,253)	837
Net claims and claim expenses incurred – total	$67,701	$86,062	$(18,361)

Net claims and claim expense ratio – current accident year	62.1%	67.0%	(4.9)%
Net claims and claim expense ratio – prior accident years	(12.7)%	(11.7)%	(1.0)%
Net claims and claim expense ratio – calendar year	49.4%	55.3%	(5.9)%
Underwriting expense ratio	39.4%	30.2%	9.2%
Combined ratio	88.8%	85.5%	3.3%

Specialty Reinsurance Gross Premiums Written – In the second quarter of 2016, our Specialty Reinsurance segment gross premiums written increased $40.7 million, or 25.4%, to $200.7 million, compared to $160.0 million in the second quarter of 2015, principally driven by an increase in our credit lines of business. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at June 30, 2016 reflected a relatively larger proportion of quota share, or proportional, reinsurance compared to excess of loss reinsurance than in many of our comparative periods.  Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future.  Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment increased $48.2 million to $68.3 million in the second quarter of 2016, compared to $20.1 million in the second quarter of 2015, primarily reflecting an increase in the purchase of retrocessional reinsurance given prevailing market conditions.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $15.4 million in the second quarter of 2016, compared to $22.5 million in the second quarter of 2015. In the second quarter of 2016, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 49.4%, an underwriting expense ratio of 39.4% and a combined ratio of 88.8%, compared to 55.3%, 30.2% and 85.5%, respectively, in the second quarter of 2015.
Our Specialty Reinsurance segment’s combined ratio was impacted by a 9.2 percentage point increase in the underwriting expense ratio in the second quarter of 2016, compared to the second quarter of 2015, partially offset by a 5.9 percentage point decrease in the net claims and claim expense ratio in the second quarter of 2016, compared to the second quarter of 2015, principally driven by a $19.2 million decrease in current accident year net claims and claim expenses.
We experienced $17.4 million of favorable development on prior accident years net claims and claim reserves within our Specialty Reinsurance segment during the second quarter of 2016, compared to $18.3 million in the second quarter of 2015. The favorable development on prior accident years net claims and claim expenses of $17.4 million in the second quarter of 2016 was principally driven by actual reported losses coming in better than expected and $6.1 million of favorable development associated with actuarial assumption changes.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Three months ended June 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$160,941	$116,618	$44,323
Net premiums written	$131,851	$98,320	$33,531
Net premiums earned	$72,618	$61,539	$11,079
Net claims and claim expenses incurred	43,832	27,683	16,149
Acquisition expenses	18,651	14,210	4,441
Operational expenses	12,408	13,719	(1,311)
Underwriting (loss) income	$(2,273)	$5,927	$(8,200)

Net claims and claim expenses incurred – current accident year	$41,567	$30,771	$10,796
Net claims and claim expenses incurred – prior accident years	2,265	(3,088)	5,353
Net claims and claim expenses incurred – total	$43,832	$27,683	$16,149

Net claims and claim expense ratio – current accident year	57.2%	50.0%	7.2%
Net claims and claim expense ratio – prior accident years	3.2%	(5.0)%	8.2%
Net claims and claim expense ratio – calendar year	60.4%	45.0%	15.4%
Underwriting expense ratio	42.7%	45.4%	(2.7)%
Combined ratio	103.1%	90.4%	12.7%
			1,000
Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $44.3 million, or 38.0%, to $160.9 million in the second quarter of 2016, compared to $116.6 million in the second quarter of 2015, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging overall market conditions.
Lloyd’s Underwriting Results – Our Lloyd’s segment incurred an underwriting loss of $2.3 million and a combined ratio of 103.1% in the second quarter of 2016, compared to an underwriting loss of $5.9 million and a combined ratio of 90.4% in the second quarter of 2015.
Impacting the combined ratio in our Lloyd’s segment during the second quarter of 2016, compared to the second quarter of 2015, was a 7.2 and 8.2 percentage point increase in the current year and prior accident years net claims and claim expense ratios, respectively, partially offset by a 2.7 percentage point decrease in the underwriting expense ratio. Included in current accident year net claims and claim expenses was $5.3 million associated with the 2016 Texas Events and the Fort McMurray Wildfire, which increased the Lloyd’s segment combined ratio by 6.7 percentage points.
Our Lloyd’s segment experienced $2.3 million of adverse development on prior accident years net claims and claim expenses in the second quarter of 2016, compared to favorable development of $3.1 million in the second quarter of 2015, principally driven by actual reported loss activity coming in slightly higher than expected.

Net Investment Income

Three months ended June 30,	2016	2015	Change
(in thousands)
Fixed maturity investments	$46,091	$33,791	$12,300
Short term investments	1,227	297	930
Equity investments trading	865	1,913	(1,048)
Other investments
Private equity investments	4,356	5,425	(1,069)
Other	5,035	674	4,361
Cash and cash equivalents	209	127	82
	57,783	42,227	15,556
Investment expenses	(3,659)	(3,623)	(36)
Net investment income	$54,124	$38,604	$15,520

Net investment income was $54.1 million in the second quarter of 2016, compared to $38.6 million in the second quarter of 2015. Impacting our net investment income for the second quarter of 2016 was higher net investment income in our portfolio of fixed maturity investments, primarily driven by higher average invested assets in that portfolio, and higher net investment income in our portfolio of other investments, principally driven by higher returns from catastrophe bonds.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $5.0 million in the second quarter of 2016, compared to unrealized losses of $1.6 million in the second quarter of 2015.
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended June 30,	2016	2015	Change
(in thousands)
Gross realized gains	$22,661	$8,672	$13,989
Gross realized losses	(7,804)	(21,552)	13,748
Net realized gains (losses) on fixed maturity investments	14,857	(12,880)	27,737
Net unrealized gains (losses) on fixed maturity investments trading	44,271	(48,104)	92,375
Net realized and unrealized (losses) gains on investments-related derivatives	(9,151)	19,816	(28,967)
Net realized gains on equity investments trading	14,729	8,832	5,897
Net unrealized gains on equity investments trading	5,066	5,624	(558)
Net realized and unrealized gains (losses) on investments	$69,772	$(26,712)	$96,484

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
Net realized and unrealized gains on investments were $69.8 million in the second quarter of 2016, compared to net realized and unrealized losses of $26.7 million in the second quarter of 2015, an increase of $96.5 million. Included in net realized and unrealized gains on investments are the following components:

•
net realized and unrealized gains on our fixed maturity investments trading of $59.1 million during the second quarter of 2016, compared to net unrealized losses of $61.0 million in the second quarter of 2015, an improvement of $120.1 million, principally driven by a flattening yield curve during the second quarter of 2016 resulting in net realized and unrealized gains, compared to the second quarter of 2015 when the yield curve shifted upwards significantly leading to net realized and unrealized losses, partially offset by corresponding net realized and unrealized losses on certain investments-related derivatives of $9.2 million in the second quarter of 2016, compared to gains of $19.8 million in the second quarter of 2015, a deterioration of $29.0 million; and

•
net realized and unrealized gains on equity investments trading of $19.8 million in the second quarter of 2016, compared to net realized and unrealized gains of $14.5 million in the second quarter of 2015, driven by strong performance of a number of the Company’s equity positions during the second quarter of 2016.

Equity in Earnings of Other Ventures

Three months ended June 30,	2016	2015	Change
(in thousands)
Tower Hill Companies	$3,846	$4,294	$(448)
Top Layer Re	2,265	2,174	91
Other	(89)	(308)	219
Total equity in earnings of other ventures	$6,022	$6,160	$(138)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $6.0 million in the second quarter of 2016, compared to $6.2 million in the second quarter of 2015.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income

Three months ended June 30,	2016	2015	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$3,492	$1,162	$2,330
Other items	(838)	265	(1,103)
Total other income	$2,654	$1,427	$1,227

In the second quarter of 2016, we generated other income of $2.7 million, compared to other income of $1.4 million in the second quarter of 2015.
Corporate Expenses

Three months ended June 30,	2016	2015	Change
(in thousands)
Total corporate expenses	$5,752	$12,868	$(7,116)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $5.8 million in the second quarter of 2016, compared to $12.9 million in the second quarter of 2015, primarily reflecting a decrease to $0.2 million of corporate expenses associated with the acquisition and integration of Platinum incurred during the second quarter of 2016, compared to $7.8 million in the second quarter of 2015.
Income Tax (Expense) Benefit

Three months ended June 30,	2016	2015	Change
(in thousands)
Income tax (expense) benefit	$(6,612)	$1,842	$(8,454)

We recognized an income tax expense of $6.6 million in the second quarter of 2016, compared to an income tax benefit of $1.8 million in the second quarter of 2015, principally driven by taxable income in our U.S.-domiciled operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2016	2015	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(30,635)	$(12,167)	$(18,468)

Our net income attributable to redeemable noncontrolling interests was $30.6 million in the second quarter of 2016, compared to $12.2 million in the second quarter of 2015, principally due to an increase in the profitability of DaVinciRe. Our ownership in DaVinciRe was 24.0% at June 30, 2016, compared to 26.3% at June 30, 2015. We expect our ownership in DaVinciRe to fluctuate over time.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Six months ended June 30,	2016	2015	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,621,261	$1,305,575	$315,686
Net premiums written	$1,031,591	$912,712	$118,879
Net premiums earned	$705,008	$676,588	$28,420
Net claims and claim expenses incurred	294,355	246,197	48,158
Acquisition expenses	134,597	105,067	29,530
Operational expenses	107,308	100,294	7,014
Underwriting income	$168,748	$225,030	$(56,282)

Net investment income	$82,987	$78,311	$4,676
Net realized and unrealized gains (losses) on investments	131,425	15,037	116,388
Change in net unrealized gains on fixed maturity investments available for sale	(359)	(743)	384
Total investment result	$214,053	$92,605	$121,448

Net income	$350,737	$304,096	$46,641
Net income available to RenaissanceRe common shareholders	$264,320	$241,076	$23,244

Net income available to RenaissanceRe common shareholders per common share – diluted	$6.16	$5.56	$0.60
Dividends per common share	$0.62	$0.60	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	46.1%	44.5%	1.6%
Net claims and claim expense ratio – prior accident years	(4.3)%	(8.1)%	3.8%
Net claims and claim expense ratio – calendar year	41.8%	36.4%	5.4%
Underwriting expense ratio	34.3%	30.3%	4.0%
Combined ratio	76.1%	66.7%	9.4%

Return on average common equity - annualized	12.2%	11.8%	0.4%

Book value	June 30, 2016	December 31, 2015	Change
Book value per common share	$103.70	$99.13	$4.57
Accumulated dividends per common share	16.10	15.48	0.62
Book value per common share plus accumulated dividends	$119.80	$114.61	$5.19
Change in book value per common share plus change in accumulated dividends	5.2%

Balance sheet highlights	June 30, 2016	December 31, 2015	Change
Total assets	$12,544,763	$11,555,287	$989,476
Total shareholders’ equity attributable to RenaissanceRe	$4,703,217	$4,732,184	$(28,967)

Net income available to RenaissanceRe common shareholders was $264.3 million in the first six months of 2016, compared to $241.1 million in the first six months of 2015, an increase of $23.2 million. As a result of our net income available to RenaissanceRe common shareholders in the first six months of 2016, we generated an annualized return on average common equity of 12.2% and our book value per common share increased from $99.13 at December 31, 2015 to $103.70 at June 30, 2016, a 5.2% increase, after considering the change in accumulated dividends paid to our common shareholders, and the impact of repurchasing an aggregate of 2.4 million common shares in open market transactions, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the first six months of 2016, on a comparative basis to the first six months of 2015, include:

•
Higher Investment Results - our total investment result of $214.1 million in the first six months of 2016, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, increased $121.4 million from $92.6 million in the first six months of 2015. The total investment results in the first six months of 2016 was primarily driven by net unrealized gains in our portfolio of fixed maturity investments trading, principally the result of a decrease in U.S. treasury yields and a flattening of the yield curve during the period, combined with an increase in net investment income in our portfolio of fixed maturity investments, driven by an increase in average invested assets, and net realized and unrealized gains on equity investments trading as a result of the strong performance of a number of our equity positions during the period. Partially offsetting these items were net realized and unrealized losses on certain investments-related derivatives due to the flattening of the yield curve, noted above; and

•
Lower Corporate Expenses - our corporate expenses decreased $44.4 million to $14.0 million in the first six months of 2016, compared to $58.4 million in the first six months of 2015, primarily reflecting a decrease to $1.8 million of corporate expenses associated with the acquisition and integration of Platinum incurred during the first six months of 2016, compared to $48.2 million in the first six months of 2015; partially offset by

•
Lower Underwriting Income - we generated underwriting income of $168.7 million and a combined ratio of 76.1% in the first six months of 2016, compared to $225.0 million and 66.7%, respectively, in the first six months of 2015, a decrease of $56.3 million and an increase of 9.4 percentage points, respectively. The increase in the combined ratio in the first six months of 2016, compared to the first six months of 2015, was primarily driven by higher net claims and claim expenses and an increase in underwriting expenses, adding 5.4 and 4.0 percentage points, respectively, to the combined ratio. Included in net claims and claim expenses in the first six months of 2016 was $32.8 million associated with the 2016 Texas Events and $28.1 million associated with the Fort McMurray Wildfire. The net negative impact of these events on our consolidated underwriting result was $50.4 million, and these events added 7.7 percentage points to our consolidated combined ratio. The net negative impact of these events on our net income available to RenaissanceRe common shareholders was $41.1 million. See below for additional information related to the 2016 Texas Events and the Fort McMurray Wildfire;

•
Higher Income Tax Expense - we recognized $9.4 million of income tax expense in the first six months of 2016, compared to an income tax benefit of $49.7 million in the first six months of 2015, a decrease of $59.1 million, primarily due to a decrease in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in the first six months of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum; and

•
Higher Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $75.2 million in the first six months of 2016, compared to $51.8 million in the first six months of 2015, principally due to an increase in the profitability of DaVinciRe. Our ownership in DaVinciRe was 24.0% at June 30, 2016, compared to 26.3% at June 30, 2015.

Net Negative Impact of the 2016 Texas Events and the Fort McMurray Wildfire
The supplemental financial data below provides additional information detailing the net negative impact of the 2016 Texas Events and the Fort McMurray Wildfire on our consolidated financial statements for the six months ended June 30, 2016.

Six months ended June 30, 2016	2016 Texas Events	Fort McMurray Wildfire	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(32,821)	$(28,061)	$(60,882)
Assumed reinstatement premiums earned	6,102	5,251	11,353
Ceded reinstatement premiums earned	—	(71)	(71)
Lost profit commissions	(477)	(370)	(847)
Net negative impact on underwriting result	(27,196)	(23,251)	(50,447)
Redeemable noncontrolling interest - DaVinciRe	5,124	4,247	9,371
Net negative impact	$(22,072)	$(19,004)	$(41,076)
Percentage point impact on consolidated combined ratio	4.1	3.5	7.7

Net negative impact on Catastrophe Reinsurance segment underwriting result	$(24,402)	$(18,763)	$(43,165)
Net negative impact on Specialty Reinsurance segment underwriting result	(1,901)	(500)	(2,401)
Net negative impact on Lloyd's segment underwriting result	(893)	(3,988)	(4,881)
Net negative impact on underwriting result	$(27,196)	$(23,251)	$(50,447)

Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. Our results of operations for the first six months of 2016 included the results of the legacy business acquired from Platinum for the period January 1, 2016 through June 30, 2016, compared to the first six months of 2015, which included the results of operations of Platinum for the period March 2, 2015 (the date of acquisition) through June 30, 2015.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Six months ended June 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$757,877	$774,613	$(16,736)
Net premiums written	$444,430	$493,130	$(48,700)
Net premiums earned	$278,601	$306,472	$(27,871)
Net claims and claim expenses incurred	63,951	62,970	981
Acquisition expenses	25,807	26,968	(1,161)
Operational expenses	38,953	42,453	(3,500)
Underwriting income	$149,890	$174,081	$(24,191)

Net claims and claim expenses incurred – current accident year	$84,204	$91,458	$(7,254)
Net claims and claim expenses incurred – prior accident years	(20,253)	(28,488)	8,235
Net claims and claim expenses incurred – total	$63,951	$62,970	$981

Net claims and claim expense ratio – current accident year	30.2%	29.8%	0.4%
Net claims and claim expense ratio – prior accident years	(7.2)%	(9.3)%	2.1%
Net claims and claim expense ratio – calendar year	23.0%	20.5%	2.5%
Underwriting expense ratio	23.2%	22.7%	0.5%
Combined ratio	46.2%	43.2%	3.0%

Catastrophe Reinsurance Gross Premiums Written – In the first six months of 2016, our Catastrophe Reinsurance segment gross premiums written decreased by $16.7 million, or 2.2%, to $757.9 million, compared to $774.6 million in the first six months of 2015. Market conditions remained challenging during the first six months of 2016, resulting in decreased gross premiums written on certain programs and transactions. However, we were able to increase our participation on a select number of transactions we believe have comparably attractive risk-return attributes, while continuing to exercise underwriting discipline given prevailing market terms and conditions. Included in gross premiums written in the Catastrophe Reinsurance segment in the first six months of 2016 was $10.9 million of reinstatement premiums associated with the 2016 Texas Events and the Fort McMurray Wildfire.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment increased $32.0 million to $313.4 million in the first six months of 2016, compared to $281.5 million in the first six months of 2015, primarily reflecting an increase in purchases of retrocessional reinsurance given prevailing market conditions.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $149.9 million in the first six months of 2016, compared to $174.1 million in the first six months of 2015, a decrease of $24.2 million. In the first six months of 2016, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 23.0%, an underwriting expense ratio of 23.2% and a combined ratio of 46.2%, compared to 20.5%, 22.7% and 43.2%, respectively, in the first six months of 2015.
The $24.2 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first six months of 2016, compared to the first six months of 2015, was principally driven by a $27.9 million decrease in net premiums earned, as a result of the decline in gross premiums written combined with the increase in ceded premiums written.
Included in net claims and claim expenses during the first six months of 2016 was $29.7 million and $23.5 million of net claims and claim expenses associated with the 2016 Texas Events and the Fort McMurray Wildfire, respectively. The net negative impact on our Catastrophe Reinsurance segment underwriting result from the 2016 Texas Events and the Fort McMurray Wildfire was $24.4 million and $18.8 million, respectively, and increased the Catastrophe Reinsurance segment combined ratio by 11.5 and 9.2 percentage points, respectively.
During the first six months of 2016 we experienced $20.3 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $28.5 million in the first six months of 2015. The favorable development on prior accident years net claims and claim expenses in the first six months of 2016 was principally driven by $21.7 million of favorable development primarily attributable to a number of relatively small catastrophe events, partially offset by adverse development of $3.0 million related to the 2010 New Zealand Earthquake, each principally the result of changes in our estimated ultimate loss for each respective event.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $42.8 million and $33.6 million in the first six months of 2016 and 2015, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 15.4% and 11.0%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $63.1 million and $53.9 million in the first six months of 2016 and 2015, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Six months ended June 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$569,722	$284,304	$285,418
Net premiums written	$392,511	$243,782	$148,729
Net premiums earned	$292,486	$250,460	$42,026
Net claims and claim expenses incurred	159,553	125,650	33,903
Acquisition expenses	75,852	48,940	26,912
Operational expenses	41,732	32,037	9,695
Underwriting income	$15,349	$43,833	$(28,484)

Net claims and claim expenses incurred – current accident year	$173,495	$153,579	$19,916
Net claims and claim expenses incurred – prior accident years	(13,942)	(27,929)	13,987
Net claims and claim expenses incurred – total	$159,553	$125,650	$33,903

Net claims and claim expense ratio – current accident year	59.3%	61.3%	(2.0)%
Net claims and claim expense ratio – prior accident years	(4.7)%	(11.1)%	6.4%
Net claims and claim expense ratio – calendar year	54.6%	50.2%	4.4%
Underwriting expense ratio	40.2%	32.3%	7.9%
Combined ratio	94.8%	82.5%	12.3%

Specialty Reinsurance Gross Premiums Written – In the first six months of 2016, our Specialty Reinsurance segment gross premiums written increased $285.4 million, or 100.4%, to $569.7 million, compared to $284.3 million in the first six months of 2015, principally driven by select organic growth in our casualty and credit lines of business. In addition, our Specialty Reinsurance segment casualty line of business was impacted in the first six months of 2016 by business acquired in connection with our acquisition of Platinum, for the period from January 1, 2016 through June 30, 2016, compared to the first six months of 2015, which included gross premiums written from Platinum for the period from March 2, 2015 (the date of acquisition) through June 30, 2015. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at June 30, 2016 reflected a relatively larger proportion of quota share, or proportional, reinsurance compared to excess of loss reinsurance than in many of our comparative periods. Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future. Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment increased $136.7 million to $177.2 million in the first six months of 2016, compared to $40.5 million in the first six months of 2015, primarily reflecting an increase in the purchase of retrocessional reinsurance given prevailing market conditions.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $15.3 million in the first six months of 2016, compared to underwriting income of $43.8 million in the first six months of 2015. In the first six months of 2016, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 54.6%, an underwriting expense ratio of 40.2% and a combined ratio of 94.8%, compared to 50.2%, 32.3% and 82.5%, respectively, in the first six months of 2015.
Our Specialty Reinsurance segment’s combined ratio was impacted by a 7.9 percentage point increase in the underwriting expense ratio in the first six months of 2016, compared to the first six months of 2015. Operational expenses in our Specialty Reinsurance segment have increased to support the growth in this segment. In addition, our Specialty Reinsurance segment net claims and claim expense ratio increased 4.4 percentage points in the first six months of 2016, compared to the first six months of 2015, principally driven by a decrease in favorable development on prior accident years net claims and claim expenses of $14.0 million. The favorable development on prior accident years net claims and claim expenses of $13.9 million in the first six months of 2016 was principally driven by actual reported losses coming in better than expected and $6.1 million of favorable development associated with actuarial assumption changes.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Six months ended June 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$293,662	$246,748	$46,914
Net premiums written	$194,650	$175,889	$18,761
Net premiums earned	$133,921	$119,745	$14,176
Net claims and claim expenses incurred	70,848	57,526	13,322
Acquisition expenses	32,938	28,903	4,035
Operational expenses	26,542	25,659	883
Underwriting income	$3,593	$7,657	$(4,064)

Net claims and claim expenses incurred – current accident year	$67,515	$56,381	$11,134
Net claims and claim expenses incurred – prior accident years	3,333	1,145	2,188
Net claims and claim expenses incurred – total	$70,848	$57,526	$13,322

Net claims and claim expense ratio – current accident year	50.4%	47.1%	3.3%
Net claims and claim expense ratio – prior accident years	2.5%	0.9%	1.6%
Net claims and claim expense ratio – calendar year	52.9%	48.0%	4.9%
Underwriting expense ratio	44.4%	45.6%	(1.2)%
Combined ratio	97.3%	93.6%	3.7%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $46.9 million, or 19.0%, to $293.7 million in the first six months of 2016, compared to $246.7 million in the first six months of 2015, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging overall market conditions.
Lloyd’s Ceded Premiums Written – Ceded premiums written in our Lloyd’s segment increased $28.2 million to $99.0 million in the first six months of 2016, compared to $70.9 million in the first six months of 2015, primarily reflecting purchases of retrocessional reinsurance for the casualty and property lines of business.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $3.6 million and a combined ratio of 97.3% in the first six months of 2016, compared to generating underwriting income of $7.7 million and a combined ratio of 93.6%, respectively, in the first six months of 2015. Impacting the combined ratio in the Lloyd’s segment during the second quarter of 2016, compared to the second quarter of 2015, was a 3.3 and 1.6 percentage point increase in the current year and prior accident years net claims and claim expense ratios, respectively, partially offset by a 1.2 percentage point decrease in the underwriting expense ratio. Included in current accident year net claims and claim expenses was $5.3 million associated with the 2016 Texas Events and the Fort McMurray Wildfire, which increased the Lloyd’s segment combined ratio by 4.2 percentage points.
The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $3.3 million during the first six months of 2016, compared to $1.1 million during the first six months of 2015, was principally driven by actual reported loss activity coming in higher than expected, partially offset by a decrease in net claims and claim expenses related to small catastrophe events of $1.9 million.
Net Investment Income

Six months ended June 30,	2016	2015	Change
(in thousands)
Fixed maturity investments	$82,097	$59,730	$22,367
Short term investments	2,227	494	1,733
Equity investments trading	2,528	4,517	(1,989)
Other investments
Private equity investments	(5,002)	15,838	(20,840)
Other	8,344	4,182	4,162
Cash and cash equivalents	338	275	63
	90,532	85,036	5,496
Investment expenses	(7,545)	(6,725)	(820)
Net investment income	$82,987	$78,311	$4,676

Net investment income was $83.0 million in the first six months of 2016, compared to $78.3 million in the first six months of 2015, an increase of $4.7 million. Impacting our net investment income for the first six months of 2016 was higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets, partially offset by lower returns in our portfolio of private equity investments principally driven by weaker returns within certain specific energy and credit-related private equity investments.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $20.4 million in the first six months of 2016, compared to net unrealized gains of $3.2 million in the first six months of 2015.

Net Realized and Unrealized Gains on Investments

Six months ended June 30,	2016	2015	Change
(in thousands)
Gross realized gains	$40,411	$30,204	$10,207
Gross realized losses	(22,469)	(26,423)	3,954
Net realized gains on fixed maturity investments	17,942	3,781	14,161
Net unrealized gains (losses) on fixed maturity investments trading	129,736	(22,132)	151,868
Net realized and unrealized (losses) gains on investments-related derivatives	(28,600)	15,608	(44,208)
Net realized gains on equity investments trading	13,911	16,313	(2,402)
Net unrealized (losses) gains on equity investments trading	(1,564)	1,467	(3,031)
Net realized and unrealized gains on investments	$131,425	$15,037	$116,388

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
Net realized and unrealized gains on investments were $131.4 million in the first six months of 2016, compared to net realized and unrealized gains on investments of $15.0 million in the first six months of 2015, an increase of $116.4 million. Impacting our net realized and unrealized gains on investments was:

•
net realized and unrealized gains on our fixed maturity investments trading of $147.7 million in the first six months of 2016, compared to losses of $18.4 million in the first six months of 2015, which was positively impacted by a decrease in U.S. treasury yields and a flattening of the yield curve during the first six months of 2016, partially offset by a corresponding increase of $44.2 million in net realized and unrealized losses on certain investments-related derivatives to a loss of $28.6 million; partially offset by

•
net realized and unrealized losses on equity investments trading of $12.3 million in the first six months of 2016, compared to net realized and unrealized gains of $17.8 million in the first six months of 2015.

Equity in Earnings of Other Ventures

Six months ended June 30,	2016	2015	Change
(in thousands)
Top Layer Re	$4,668	$4,790	$(122)
Tower Hill Companies	4,097	7,305	(3,208)
Other	(1,132)	(640)	(492)
Total equity in earnings of other ventures	$7,633	$11,455	$(3,822)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $7.6 million in the first six months of 2016, compared to $11.5 million in the first six months of 2015, with the decrease driven by lower profitability in the Tower Hill Companies. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.

Other Income

Six months ended June 30,	2016	2015	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$7,331	$2,479	$4,852
Other items	(598)	487	(1,085)
Total other income	$6,733	$2,966	$3,767

In the first six months of 2016, we generated other income of $6.7 million, compared to other income of $3.0 million in the first six months of 2015, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Six months ended June 30,	2016	2015	Change
(in thousands)
Total corporate expenses	$13,977	$58,401	$(44,424)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $44.4 million to $14.0 million in the first six months of 2016, compared to $58.4 million in the first six months of 2015, primarily reflecting a decrease to $1.8 million of corporate expenses associated with the acquisition and integration of Platinum incurred during the first six months of 2016, compared to $48.2 million in the first six months of 2015.
Income Tax (Expense) Benefit

Six months ended June 30,	2016	2015	Change
(in thousands)
Income tax (expense) benefit	$(9,356)	$49,746	$(59,102)

We recognized an income tax expense of $9.4 million in the first six months of 2016, compared to a $49.7 million income tax benefit in the first six months of 2015, an increase in income tax expense of $59.1 million, primarily due to a decrease in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in the first six months of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum.
Net Income Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2016	2015	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(75,226)	$(51,829)	$(23,397)

Our net income attributable to redeemable noncontrolling interests was $75.2 million in the first six months of 2016, compared to $51.8 million in the first six months of 2015. The $23.4 million increase in net income attributable to redeemable noncontrolling interests was principally due to an increase in the profitability of DaVinciRe. Our ownership in DaVinciRe was 24.0% at June 30, 2016, compared to 26.3% at June 30, 2015. We expect our ownership in DaVinciRe to fluctuate over time.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including among others, Bermuda, the U.S., the U.K. and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing the ability of us and our principal operating subsidiaries to pay dividends are discussed in detail in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” of our Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, RenaissanceRe’s principal operating subsidiaries returned capital, which included dividends declared and return of capital, net of capital contributions received, of $144.3 million (2015 - $699.0 million).
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
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor.  Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model.  The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. As of June 30, 2016, our ECR was 70% of the amount calculated using the group standardized risk-based capital model of the BMA. We are also subject to an early-warning level based on 120% of the ECR, which the BMA considers to be the target capital level, which may trigger additional reporting requirements or other enhanced oversight. As of June 30, 2016, our ECR ratio, calculated using the group standardized risk-based capital model of the BMA, was in excess of the target capital level. Our 2015 group BSCR was filed with the BMA in advance of the May 31, 2016 deadline, and we exceeded the target level of required statutory capital.
Bermuda Subsidiaries
Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At June 30, 2016, the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
Under the Insurance Act, RenaissanceRe Specialty Risks and RenaissanceRe Specialty U.S. are defined as Class 3B insurers, and Renaissance Reinsurance, DaVinci and Platinum Bermuda are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2015 BSCR for each of Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., DaVinci and Platinum Bermuda was filed with the BMA in advance of the April 30, 2016 deadline, and each company exceeded its respective target level of required capital.
In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty Risks, RenaissanceRe Specialty U.S., DaVinci and Platinum Bermuda are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.

U.K. Subsidiaries
Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At June 30, 2016, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £293.3 million based on its business plan originally approved in November 2015 (December 31, 2015 - £293.3 million based on its business plan originally approved in November 2015). At June 30, 2016, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £340.5 million (December 31, 2015 - £308.9 million). Actual FAL posted for Syndicate 1458 at June 30, 2016 by RenaissanceRe CCL is $380.0 million and £90.0 million supported 100% by letters of credit (December 31, 2015 - $360.0 million and £85.0 million).
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law which uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At June 30, 2016, the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
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
Cash Flows

Six months ended June 30,	2016	2015
(in thousands)
Net cash provided by (used in) operating activities	$117,172	$(29,370)
Net cash provided by (used in) investing activities	175,557	(310,413)
Net cash (used in) provided by financing activities	(346,301)	219,119
Effect of exchange rate changes on foreign currency cash	2,208	(6,830)
Net decrease in cash and cash equivalents	(51,364)	(127,494)
Cash and cash equivalents, beginning of period	506,885	525,584
Cash and cash equivalents, end of period	$455,521	$398,090

2016
During the six months ended June 30, 2016, our cash and cash equivalents decreased $51.4 million, to $455.5 million at June 30, 2016, compared to $506.9 million at December 31, 2015.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2016 were $117.2 million, compared to cash flows used in operating activities of $29.4 million during the six months ended June 30, 2015. Cash flows provided by operating activities during the six months ended June 30, 2016 were primarily the result of certain adjustments to reconcile our net income of $350.7 million to net cash provided by operating activities, including:

•	an increase in premiums receivable and deferred acquisition costs of $554.7 million and $131.8 million, respectively, due to the increase in our gross premiums written;

•	an increase of $302.4 million in our prepaid reinsurance premiums due to the increase in our gross premiums ceded;

•	an increase of $87.5 million in our reinsurance recoverable;

•
an increase in unearned premiums of $629.0 million due to an increase in our gross premiums written and a $229.7 million increase in reinsurance balances payable due to the timing of payments of our gross premiums ceded; and

•	an increase in our reserve for claims and claim expenses of $77.2 million as a result of claims and claims expenses incurred of $386.9 million, partially offset by claims payments of $309.7 million.
Cash flows provided by investing activities. During the six months ended June 30, 2016, our cash flows provided by investing activities were $175.6 million, principally reflecting net sales of short term investments and equity investments trading of $245.9 million and $181.6 million, respectively, partially offset by net purchases of fixed maturity investments and other investments of $199.2 million and $52.8 million, respectively.
Cash flows used in financing activities. Our cash flows used in financing activities in the six months ended June 30, 2016 were $346.3 million, and were principally the result of the settlement of $265.0 million of common share repurchases, net outflows of $43.9 million related to a net return of capital to third party shareholders, principally in DaVinciRe and Medici, and $26.2 million and $11.2 million of dividends paid on our common and preferred shares, respectively.
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
Cash flows used in investing activities. During the six months ended June 30, 2015, our cash flows used in investing activities were $310.4 million, principally reflecting the net purchase of Platinum of $678.2 million, which is comprised of gross cash outflows of $904.4 million, net of cash acquired of $226.3 million and our net purchases of equity investments trading of $166.5 million. Partially offsetting these outflows was our net sales and maturities of fixed maturity investments and net sales of short term investments of $170.9 million and $360.2 million, respectively. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” below, and “Note 3. Acquisition of Platinum in our Notes to Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2015, for additional information with respect to the acquisition of Platinum.
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
We incurred $1.8 million of corporate expenses associated with the acquisition and integration of Platinum in the six months ended June 30, 2016, in addition to $53.5 million during the year ended December 31, 2015. We expect to incur some additional costs and expenses associated with the acquisition and integration of Platinum during the remainder of 2016.
Following the close of the acquisition of Platinum and execution of the actions noted above, we believe our operating subsidiaries have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. In turn, we anticipate RenaissanceRe will have adequate capital resources, or the access to capital resources, to meet our obligations, including but not limited to dividend payments to our common and preferred shareholders, interest payments on our senior notes and other liabilities, as they come due.
Capital Resources
In the normal course of our operations, we may from time to evaluate additional share or debt issuances given prevailing market conditions and capital management strategies, including for our operating subsidiaries and joint ventures. In addition, we enter into agreements with financial institutions to obtain letter of credit facilities for the benefit of our operating subsidiaries in their reinsurance and insurance business.
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At June 30, 2016	At December 31, 2015	Change
(in thousands)
Common shareholders’ equity	$4,303,217	$4,332,184	$(28,967)
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,703,217	4,732,184	(28,967)
3.700% Senior Notes due 2025	296,762	296,577	185
5.75% Senior Notes due 2020	248,775	248,610	165
Series B 7.50% Senior Notes due 2017	261,774	268,196	(6,422)
4.750% Senior Notes due 2025 (DaVinciRe)	147,266	147,112	154
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,204,577	$1,210,495	$(5,918)
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,907,794	$5,942,679	$(34,885)

During the first six months of 2016, our total shareholders’ equity attributable to RenaissanceRe and debt decreased by $34.9 million, to $5.9 billion.

Our shareholders’ equity attributable to RenaissanceRe decreased $29.0 million during the first six months of 2016 principally as a result of:

•	our repurchase of 2.4 million shares in open market transactions at an aggregate cost of $272.3 million, and at an average share price of $112.50; and

•	$26.2 million and $11.2 million of dividends on our common and preference shares, respectively; partially offset by

•	our comprehensive income attributable to RenaissanceRe of $275.7 million.
During the first six months of 2016, our debt decreased $5.9 million, primarily driven by the amortization of deferred debt issuance costs and the fair value adjustment related to the assumption of the Series B 7.50% Senior Notes due 2017 in connection with the acquisition of Platinum.
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At June 30, 2016	Issued or Drawn
(in thousands)
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	171,289
Uncommitted Standby Letter of Credit Facility with NAB	4,581
Bilateral Letter of Credit Facility with Citibank Europe	213,896
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance	380,000
RenaissanceRe Specialty Risks	8,005
Total credit facilities in U.S. dollars	$777,771

Funds at Lloyd’s Letter of Credit Facilities	£90,000
Total credit facilities in pound sterling	£90,000

There have been no material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2015. Effective May 31, 2016, the Funds at Lloyd’s letters of credit issued for the account of Renaissance Reinsurance were increased from $360.0 million and £85.0 million at December 31, 2015 to $380.0 million and £90.0 million, respectively. For additional information related to the terms of our significant credit facilities, see “Note 10. Debt and Credit Facilities in our Notes to Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2015.
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at June 30, 2016 with respect to our multi-beneficiary reinsurance trusts totaled $496.9 million and $138.8 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $343.4 million and $110.0 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at June 30, 2016 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $41.8 million and $19.4 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $14.9 million and $12.2 million, respectively.
Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 24.0% at June 30, 2016 (December 31, 2015 - 26.3%). Refer to “Note 6. Noncontrolling Interests in our Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.

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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of July 25, 2016 are presented below.

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

The following table summarizes our claims and claim expense reserves by line of business, split between case reserves, additional case reserves and IBNR:

At June 30, 2016	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$210,686	$175,022	$183,196	$568,904
Specialty Reinsurance	532,590	130,255	1,150,158	1,813,003
Lloyd’s	91,755	27,908	311,673	431,336
Other	6,332	—	24,668	31,000
Total	$841,363	$333,185	$1,669,695	$2,844,243

December 31, 2015
(in thousands)
Catastrophe Reinsurance	$237,345	$146,969	$179,947	$564,261
Specialty Reinsurance	529,952	126,650	1,148,015	1,804,617
Lloyd’s	84,964	22,085	263,440	370,489
Other	2,071	—	25,607	27,678
Total	$854,332	$295,704	$1,617,009	$2,767,045

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2016	2015
(in thousands)
Net reserves, beginning of period	$2,632,519	$1,345,816
Net incurred related to:
Current year	325,214	301,418
Prior years	(30,859)	(55,221)
Total net incurred	294,355	246,197
Net paid related to:
Current year	11,070	50,497
Prior years	293,567	224,449
Total net paid	304,637	274,946
Amounts acquired (1)	—	1,394,117
Net reserves, end of period	2,622,237	2,711,184
Reinsurance recoverable, end of period	222,006	136,464
Gross reserves, end of period	$2,844,243	$2,847,648

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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior years estimated claims reserves increased our net income by $30.9 million during the first six months of 2016 (2015 - $55.2 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.

The following table details our prior years development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2016	2015
(in thousands)	(Favorable) adverse development
Catastrophe Reinsurance	$(20,253)	$(28,488)
Specialty Reinsurance	(13,942)	(27,929)
Lloyd’s	3,333	1,145
Other	3	51
Total	$(30,859)	$(55,221)

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
The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the six months ended June 30, 2016:

Six months ended June 30, 2016	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
April and May U.S. Tornadoes (2011)	$(1,408)
New Zealand Earthquake (2010)	2,962
Other	(67)
Total large catastrophe events	1,487
Small catastrophe events
Q2 2015 PCS Events	(9,729)
U.S. PCS 13/14 Wind and Thunderstorm (2013)	(6,260)
Other	(5,751)
Total small catastrophe events	(21,740)
Total catastrophe net claims and claim expenses	(20,253)
Total favorable development of prior accident years net claims and claim expenses	$(20,253)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the six months ended June 30, 2016 of $20.3 million was principally driven by $21.7 million of favorable development primarily attributable to a number of relatively small catastrophe events, partially offset by adverse development of $3.0 million related to the 2010 New Zealand Earthquake, each principally the result of changes in our estimated ultimate loss for the respective event.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the six months ended June 30, 2015:

Six months ended June 30, 2015	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(13,299)
Tohoku Earthquake and Tsunami (2011)	(5,337)
New Zealand Earthquake (2011)	22,523
Total 2011 International Events	3,887
April and May U.S. Tornadoes (2011)	(5,305)
Hurricanes Gustav and Ike (2008)	(2,887)
Storm Sandy (2012)	(1,547)
New Zealand Earthquake (2010)	876
Other	(3,330)
Total large catastrophe events	(8,306)
Small catastrophe events
U.S. Winter Storms and Wind and Thunderstorm Events (2014)	(16,285)
Other	(3,897)
Total small catastrophe events	(20,182)
Total catastrophe net claims and claim expenses	(28,488)
Total favorable development of prior accident years net claims and claim expenses	$(28,488)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the six months ended June 30, 2015 of $28.5 million was principally driven by $16.3 million related to 2014 U.S. winter storms and wind and thunderstorm events, $5.3 million related to the April and May 2011 U.S. Tornadoes, $2.9 million related to the 2008 Hurricanes (Gustav and Ike) and $7.9 million related to a number of other catastrophe events, each principally the result of changes in our estimated ultimate loss for the respective event. Net adverse development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquakes, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $3.9 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquakes, with each respective movement in the 2011 International Events principally driven by the same counterparties re-allocating losses between these events.

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
More recently, we have positioned our Specialty Reinsurance segment to accept a wider range of quota share or proportional risks, facilitating our efforts to expand trading relationships with core clients via separate, highly-rated balance sheets. In addition, on March 2, 2015 we acquired Platinum and recorded $1.4 billion of claims and claim expense reserves related to the acquisition, of which $1.3 billion was recorded in our Specialty Reinsurance segment, with the balance recorded in our Catastrophe Reinsurance segment. While we remain focused on underwriting discipline, and are seeking to remain focused on opportunities amenable to stochastic representation and supported by strong data and analytics, our expanded product suite and the addition of the claims and claim expense reserves acquired through the Platinum transaction, may pose new, unmodelled or unforeseen risks for which we may not be adequately compensated and may also result in a higher frequency of claims and claim expenses, or an increased aggregate incidence of event driven loss activity, and the greater potential for reserve development, either adverse or favorable.
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
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the six months ended June 30, 2016 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Six months ended June 30, 2016	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$2,379
Total catastrophe net claims and claim expenses	2,379
Attritional net claims and claim expenses
Actual reported claims less than expected claims	(10,203)
Actuarial assumption changes	(6,118)
Total attritional net claims and claim expenses	(16,321)
Total favorable development of prior accident years net claims and claim expenses	$(13,942)

The net favorable development in our Specialty Reinsurance segment on prior accident years net claims and claim expenses of $13.9 million in the first six months of 2016 was principally driven by actual reported losses coming in better than expected on attritional net claims and claim expenses and $6.1 million of favorable development associated with actuarial assumption changes.
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the six months ended June 30, 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

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
Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the six months ended June 30, 2016 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Six months ended June 30, 2016	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$(1,916)
Total small catastrophe events	(1,916)
Total catastrophe net claims and claim expenses	(1,916)
Attritional net claims and claim expenses
Actual reported claims higher than expected claims	5,066
Actuarial assumption changes	183
Total attritional net claims and claim expenses	5,249
Total adverse development of prior accident years net claims and claim expenses	$3,333

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $3.3 million during the six months ended June 30, 2016 was principally driven by principally driven by actual reported loss activity coming in higher than expected, partially offset by a decrease in net claims and claim expenses related to small catastrophe events of $1.9 million.

The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the six months ended June 30, 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Six months ended June 30, 2015	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$3,410
Total small catastrophe events	3,410
Total catastrophe net claims and claim expenses	3,410
Attritional net claims and claim expenses
Actual reported claims higher than expected claims	(730)
Actuarial assumption changes	(1,535)
Total attritional net claims and claim expenses	(2,265)
Total adverse development of prior accident years net claims and claim expenses	$1,145

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $1.1 million during the six months ended June 30, 2015 was principally driven by an increase in net claims and claim expenses related to small catastrophe events of $3.4 million, partially offset by $1.5 million of favorable development associated with actuarial assumption changes.

Investments
The table below shows our invested assets:

	June 30, 2016		December 31, 2015		Change
(in thousands, except percentages)
U.S. treasuries	$2,660,051	29.5%	$2,064,944	23.0%	$595,107
Agencies	126,549	1.4%	137,976	1.5%	(11,427)
Municipal	561,456	6.2%	583,282	6.5%	(21,826)
Non-U.S. government (Sovereign debt)	313,699	3.5%	334,981	3.7%	(21,282)
Non-U.S. government-backed corporate	157,606	1.7%	138,994	1.5%	18,612
Corporate	1,840,407	20.5%	2,055,323	22.9%	(214,916)
Agency mortgage-backed	513,666	5.7%	504,518	5.6%	9,148
Non-agency mortgage-backed	258,507	2.8%	270,763	3.0%	(12,256)
Commercial mortgage-backed	503,475	5.6%	561,496	6.2%	(58,021)
Asset-backed	150,147	1.7%	130,541	1.4%	19,606
Total fixed maturity investments, at fair value	7,085,563	78.6%	6,782,818	75.3%	302,745
Short term investments, at fair value	1,000,206	11.1%	1,208,401	13.4%	(208,195)
Equity investments trading, at fair value	301,298	3.4%	393,877	4.4%	(92,579)
Other investments, at fair value	489,702	5.4%	481,621	5.4%	8,081
Total managed investment portfolio	8,876,769	98.5%	8,866,717	98.5%	10,052
Investments in other ventures, under equity method	133,448	1.5%	132,351	1.5%	1,097
Total investments	$9,010,217	100.0%	$8,999,068	100.0%	$11,149

At June 30, 2016, we held investments totaling $9.0 billion, compared to $9.0 billion at December 31, 2015, with net unrealized appreciation included in accumulated other comprehensive income of $2.3 million at June 30, 2016, compared to $2.1 million at December 31, 2015. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 4. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, a senior secured bank loan fund, hedge funds, and other investments). At June 30, 2016, our portfolio of equity investments trading totaled $301.3 million, or 3.4%, of our total investments (December 31, 2015 - $393.9 million or 4.4%) inclusive of our investment in Essent Group Ltd. of $123.6 million (December 31, 2015 - $102.1 million). During the six months ended June 30, 2016, we purchased an additional 1.0 million common shares of Essent. Our portfolio of other investments totaled $489.7 million, or 5.4%, of our total investments at June 30, 2016 (December 31, 2015 - $481.6 million or 5.4%).

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2016	December 31, 2015	Change
(in thousands)
Catastrophe bonds	$275,553	$241,253	$34,300
Private equity partnerships	190,316	214,848	(24,532)
Senior secured bank loan fund	22,212	23,231	(1,019)
Hedge funds	1,621	2,289	(668)
Total other investments	$489,702	$481,621	$8,081

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the six months ended June 30, 2016 is a loss of $3.4 million (2015 - loss of $2.5 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in net investment income of $3.3 million for the six months ended June 30, 2016 (2015 - net investment income of $20.0 million). Of this amount, $20.4 million related to net unrealized losses (2015 - gains of $3.2 million).

We have committed capital to private equity partnerships and other investments of $771.1 million, of which $537.7 million has been contributed at June 30, 2016. Our remaining commitments to these investments at June 30, 2016 totaled $241.2 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2016, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2015. We consider these contractual obligations when assessing our liquidity requirements. As of June 30, 2016, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2015.
CURRENT OUTLOOK
Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. We believe that the acquisition of Platinum has benefited our combined companies’ clients through, among other things, an expanded product offering and enhanced broker relationships. In addition, the acquisition has supported the growth in our U.S. specialty and casualty reinsurance platform. Taken together with our organic growth initiatives, the acquisition meaningfully increased the contribution of specialty and casualty business to us on a consolidated basis, in terms of both total gross premiums written and limits exposed, and on both an absolute and relative basis. Nonetheless, we continue to expect that our expected returns, as well as our regulatory and underwriting capital, will be driven by our portfolio of catastrophe-exposed business. As our longer-tail business grows, both absolutely and in proportion to our shorter tail business, we expect to be more exposed to developments such as inflation, interest rate risk, and the risk of unforeseen claims or tort law developments. Our reserve for claims and claim expenses also grew meaningfully as a result of the acquisition, and our future results will be impacted by the potential for adverse or favorable development on prior accident years claims and claim expenses from the business written prior to the closing by both of our companies. In addition, as a result of the acquisition, the face value of our indebtedness increased by $550.0 million, consisting of $250.0 million of publicly traded notes previously issued by a subsidiary of Platinum, which remain outstanding, and $300.0 million of new senior public notes issued by RenaissanceRe Finance.
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophe losses during 2011, the advent in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events from 2013 through 2016 in many high-insurance-penetration regions, including the 2016 Texas Events and the Fort McMurray Wildfire, the global insurance and reinsurance markets have manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions has not grown at the pace of this growth in available capital, and for some, coverages in respect of certain regions fell. Demand for other products or coverages grew at slower rates than that of supply, or was flat. During the January and June 2016 reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, recent loss impacted treaties and contracts and partially offset by capital return initiatives. In 2016, reinsurance demand for U.S. southeastern windstorm coverage was effectively flat, impacted by the continuation of the Florida Hurricane Catastrophe Fund’s (“FHCF”) risk transfer program at the same level of limit as in 2015, reduction in 2016 of the Citizens Property Insurance Corporation’s (“Citizens”) risk transfer program, and the continuation of private market acceptance of policies previously written by Citizens, which in general are associated with a higher degree of reinsurance cessions than business written by Citizens. As in 2015, available supply of capital more than offset demand in the market. We continue to expect the supply of capital to outpace any growth of demand and accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
Accordingly, although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of property-exposed reinsurance business. While we will strive to maintain a high level of net portfolio quality, we cannot assure you we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels we find acceptable, or will be characterized by contractual terms and conditions we do not find to be acceptable, absent the advent of significant new developments. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you we will do so. To the extent we increase our aggregate retrocessional purchases, as we have in respect of our 2016 portfolio, absent the occurrence of loss activity covered by such retrocessions, our net income for the period will decrease to reflect the cost of such cessions, and we cannot assure you we will obtain commensurate value from factors such as potentially enhanced client acceptance, stability of our ratings, liquidity or otherwise.

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

General Economic Conditions
We believe that uncertainty continues regarding the strength and health of the overall U.S. economy, as well as that of certain significant economies in the E.U. and other key markets. For example, global economic markets, including many of the key markets which we serve, may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of political instability in the Middle East, Ukraine and Russia; economic uncertainty in Greece and potentially other jurisdictions; and the vote in the U.K. to leave the EU. Accordingly, we continue to believe that meaningful risk remains for continued uncertainty or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a prolonged period of economic uncertainty could adversely impact our financial position or results of operations. In addition, during a period of extended economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
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
In February 2016, the Obama Administration released its proposed budget which included tax proposals that, if adopted, would affect significant change to the U.S. taxation of international business and capital flows. Among other things, these proposals would disallow the deduction for certain reinsurance premiums paid to affiliates (as discussed above) and tighten the anti-inversion rules. We cannot predict whether Congress will adopt any of these proposals and what, if adopted, the potential impact of any such changes could be to us, our clients or the market generally.
In July 2014, the Senate Finance Committee conducted hearings in respect of transactions in which U.S.-based companies merge with or acquire foreign companies in structures referred to as inversions.  In September 2014, the IRS and the Treasury Department issued a notice describing regulations that the government intends to issue to eliminate certain of the tax benefits of corporate inversions, which regulations would apply to any inversion transaction closing on or after September 22, 2014.  In November 2015, the IRS and the Treasury Department supplemented the 2014 notice with another notice describing further regulations that the government intends to issue in connection with corporate inversion transactions, which generally apply to any inversion transaction closing on or after November 19, 2015. On April 4, 2016, the IRS and Treasury Department issued proposed and temporary regulations that generally incorporate the rules described in the two notices and included new rules to further limit certain tax benefits of corporate inversions, as well as proposed regulations on the classification of, and recordkeeping with respect to, debt instruments issued to related persons. The proposed regulations would add new earnings stripping rules that would deny a deduction for interest paid on related party debt in certain circumstances. The temporary and proposed inversion rules would prohibit a foreign acquirer from counting stock attributable to prior acquisitions of U.S. companies within three years of a proposed acquisition toward the inversion threshold, so that foreign acquirers making serial acquisitions may not avoid the inversion rules by benefiting from an increase in size as a result of U.S. acquisitions made within the prior three years. The earnings stripping rules, which are not limited to inversions and would apply to indebtedness between members of the same consolidated tax group, (1) generally treat as stock, rather than debt, an instrument that is issued to a parent or affiliate in a corporate distribution, or used to fund a distribution of cash or property, (2) allow the IRS on audit to divide a debt instrument into part debt and part equity, and (3) require corporations in certain publicly traded affiliated groups with assets exceeding $100 million and annual total revenue exceeding $50 million to provide documentation of key factors indicating that the instrument is debt rather than equity, such as a binding obligation to repay the principal, creditor’s rights, and evidence of a reasonable expectation of repayment. In July 2016, hearings were held by the IRS in respect of these proposals. At this time we cannot predict the likelihood of the enactment or finalization of these proposals, or the scope of the proposed regulations on us, should they be formally adopted or enacted. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us or our cost of capital, or to potential future transactions in which we might be involved, although, among other items, these regulations could negatively impact us, including our ability to acquire U.S. companies using our common shares as acquisition consideration.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2015, during the six months ended June 30, 2016. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2015.
ITEM 1A.        RISK FACTORS
Other than as discussed below, there have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2015.

The vote by the United Kingdom to leave the E.U. could adversely affect our business.
The recent U.K. referendum on its membership in the E.U. resulted in a majority of U.K. voters voting to exit the E.U. (“Brexit”). As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the E.U. and its future relationship with the E.U. As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K., and the E.U., and could impair or adversely affect the ability of Syndicate 1458 to transact business in E.U. countries, particularly in respect of primary or direct insurance business as to which we currently rely on the licensure afforded to syndicates at Lloyd’s for access to E.U. markets. In addition, these uncertainties could affect the operations, strategic position or results of insurers or reinsurers on whom we ultimately rely to access underlying insured coverages. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our results of operations or financial condition.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 16, 2016, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended June 30, 2016, and also includes other shares purchased, which represents shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$494.1
April 1 - 30, 2016	151,302	$110.31	—	$—	151,302	$110.31	(16.7)
May 1 - 16, 2016	599,127	$112.69	—	$—	599,127	$112.69	(67.5)
May 16, 2016 - renewal of authorized share repurchase program of $500.0 million							90.1
Dollar amount available to be repurchased							500.0
May 17 - 31, 2016	283,736	$114.55	—	$—	283,736	$114.55	(32.5)
June 1 - 30, 2016	616,831	$114.12	—	$—	616,831	$114.12	(70.4)
Total	1,650,996	$113.33	—	$—	1,650,996	$113.33	$397.1

During the six months ended June 30, 2016, pursuant to our publicly announced share repurchase program, we repurchased an aggregate of 2.4 million common shares in open market transactions at an aggregate cost of $272.3 million and at an average share price of $112.50. Subsequent to June 30, 2016 and through the period ended July 25, 2016, we repurchased 286 thousand common shares in open market transactions at an aggregate cost of $33.1 million and at an average share price of $115.66. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
AMENDMENT AND RESTATEMENT OF NAMED EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS; EMPLOYMENT AGREEMENT WITH ROBERT QUTUB
The Compensation and Corporate Governance Committee of our Board of Directors (the “Compensation Committee”) regularly reviews our compensation programs and arrangements to ensure that such programs and arrangements remain aligned with our business and compensation objectives, reflect market trends and address our evolving needs. The Compensation Committee also considers feedback received from our shareholders, including the results of RenaissanceRe’s recent “say on pay” vote. After its most recent review, the Compensation Committee approved amended and restated forms of employment agreement reflecting these dynamics to be used for our executive officers (the “Restated Forms”).
The amendments reflected in the Restated Forms eliminate the “single-trigger” change-in-control vesting provision for future equity awards and refine the circumstances under which the executives may terminate employment for “good reason,” which changes are being made in connection with RenaissanceRe’s move from “single-trigger” to “double-trigger” vesting in its 2016 Long-Term Incentive Plan. In addition, the Restated Forms provide for continuation of health benefits under additional circumstances, including following the executive’s voluntary termination of employment without “good reason.”
On July 22, 2016, RenaissanceRe entered into amended and restated employment agreements (each, a “Restated Employment Agreement”) with each of our named executive officers (other than our current Chief Financial Officer, Jeffrey D. Kelly, who is retiring effective September 15, 2016) in substantially the same form as the Restated Forms approved by the Compensation Committee. The Restated Employment

Agreements supersede and replace the current employment agreements, as amended and previously filed with the Securities and Exchange Commission, of each of our named executive officers (other than Mr. Kelly) (each, a “Prior Employment Agreement”).
Except for the changes described above, the Restated Employment Agreements are in substantially the same form as the Prior Employment Agreements. The following description of the Restated Employment Agreements is qualified in its entirety by reference to the full text of (i) the Restated Employment Agreement for Kevin J. O’Donnell, our Chief Executive Officer, which is attached hereto as Exhibit 10.3, (ii) the legacy form of Restated Employment Agreement for our named executive officers (other than our Chief Executive Officer), which applies to Ian D. Branagan, a Senior Vice President and our Group Chief Risk Officer, and Stephen H. Weinstein, a Senior Vice President and our Group General Counsel, Corporate Secretary and Chief Compliance Officer and is attached hereto as Exhibit 10.4, and (iii) the form of Restated Employment Agreement for our named executive officers (other than our Chief Executive Officer), which applies to Ross A. Curtis, a Senior Vice President and our Group Chief Risk Officer and is attached hereto as Exhibit 10.5, each of which is incorporated herein by reference.
On July 22, 2016, in connection with Robert Qutub’s appointment as an Executive Vice President and the Chief Financial Officer of RenaissanceRe commencing on August 8, 2016, RenaissanceRe and Mr. Qutub entered into an employment agreement in substantially the same form as the form of Restated Employment Agreement for our named executive officers (other than our Chief Executive Officer), which is attached hereto as Exhibit 10.5.
Mr. Qutub will initially be paid an annual base salary of $575,000 and will receive benefits and perquisites offered to other expatriate executive officers of the Company situated in Bermuda. In addition, Mr. Qutub will be eligible to receive an annual incentive bonus for 2016 pursuant to RensaissanceRe’s performance-based annual incentive bonus plan with a target of 110% of base salary and a long-term equity-based incentive award with an anticipated target value of 218% of base salary. The annual equity award expected to be granted to Mr. Qutub is expected to consist of restricted stock, performance shares or a combination thereof and will be made pursuant to the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, with the first such annual equity award to be granted to Mr. Qutub at the same time as grants are made to similarly situated senior executives of RenaissanceRe in early 2017. Actual grants and awards are subject to the discretion of the Compensation Committee.
SEPARATION AGREEMENT WITH JEFFREY D. KELLY
On July 22, 2016, RenaissanceRe entered into a Separation, Consulting, and Release Agreement with Jeffrey D. Kelly, presently an Executive Vice President and our Chief Financial Officer and Chief Operating Officer. The separation agreement provides that Mr. Kelly will terminate his employment with RenaissanceRe effective September 15, 2016, or the date of an earlier termination of employment (the “Separation Date”).
The following description of Mr. Kelly’s separation agreement is qualified in its entirety by reference to the full text of the separation agreement, which is attached hereto as Exhibit 10.6 and incorporated herein by reference.
As contemplated by the separation agreement, Mr. Kelly will be entitled to the separation payments and benefits as provided in his amended and restated employment agreement with RenaissanceRe dated October 23, 2013. Each of the payments and benefits Mr. Kelly is entitled to receive in connection with his resignation is subject to his continued compliance with the non-competition and non-interference covenants set forth in his employment agreement. Furthermore, the payments and benefits are contingent upon the execution of a mutual release of claims upon the execution of the separation agreement and a second “bring-down” release of claims to be effective no earlier than the Separation Date. The payments and benefits contemplated by the separation agreement (other than certain accrued obligations) will be forfeited and Mr. Kelly will have no right to such payments if his employment is terminated by RenaissanceRe for “cause” (as defined in his employment agreement) or by Mr. Kelly without “good reason” (as defined in his employment agreement), in each case prior to the Separation Date.
Subject to his continued employment through the Separation Date, Mr. Kelly will continue to provide services to RenaissanceRe through September 15, 2017, as a consultant to assist in his successor’s transition. In consideration for providing these consulting services, Mr. Kelly will receive aggregate consulting fees equal to $350,000, payable in substantially equal installments on the same schedule as salary payments are made to RenaissanceRe’s employees in accordance with RenaissanceRe’s regular payroll schedule. Mr. Kelly’s rights to the consulting fees will cease upon the earliest to occur of a termination of his service as a result of his “disability” (as defined in his employment agreement), a termination of his service by RenaissanceRe for “cause,” a termination of his service by him for any reason, a material breach of any provision of the separation agreement or his employment agreement and his commencement of full-time employment with another employer.
ITEM 6.        EXHIBITS

10.1*	RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (1)

10.1(a)*	Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan.

10.1(b)*	Form of Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan.

10.1(c)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan.

10.2*	Form of Director Shares Grant Notice and Agreement pursuant to which restricted stock grants were made to non-employee directors on March 1, 2016.

10.3*	Further Amended and Restated Employment Agreement, dated as of July 22, 2016, by and between RenaissanceRe Holdings Ltd. and Kevin J. O’Donnell.

10.4*	Legacy Form of Further Amended and Restated Employment Agreement for Named Executive Officers (other than the Chief Executive Officer).**

10.5*	Form of Employment Agreement for Named Executive Officers (other than the Chief Executive Officer).***

10.6*	Separation, Consulting, and Release Agreement, dated as of July 22, 2016, between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly.

10.7*	Letter agreement, dated July 6, 2016, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K.

10.8*	Letter agreement, dated April 11, 2013, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K.

10.9
Second Amendment to Letter of Credit Reimbursement Agreement, dated as of May 20, 2016, among Renaissance Reinsurance Ltd., as Borrower, various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey D. Kelly, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents management contract or compensatory plan or arrangement.

**	Applicable to Stephen H. Weinstein and Ian D. Branagan.

***	Applicable to Ross A. Curtis and Robert Qutub.
(1) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 1, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: July 27, 2016	/s/ Jeffrey D. Kelly
Jeffrey D. Kelly
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 27, 2016	/s/ Mark A. Wilcox
Mark A. Wilcox
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)