Form 10-Q
period 2016-09-30
RENAISSANCERE HOLDINGS LTD
filed 2016-11-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at October 31, 2016 was 41,155,526.

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $7,014,564 at September 30, 2016 (December 31, 2015 – $6,825,877)	$7,088,419	$6,765,005
Fixed maturity investments available for sale, at fair value – amortized cost $10,323 at September 30, 2016 (December 31, 2015 – $15,943)	11,721	17,813
Short term investments, at fair value	1,136,660	1,208,401
Equity investments trading, at fair value	345,565	393,877
Other investments, at fair value	511,621	481,621
Investments in other ventures, under equity method	120,569	132,351
Total investments	9,214,555	8,999,068
Cash and cash equivalents	493,330	506,885
Premiums receivable	1,181,331	778,009
Prepaid reinsurance premiums	511,421	230,671
Reinsurance recoverable	240,769	134,526
Accrued investment income	37,245	39,749
Deferred acquisition costs	351,841	199,380
Receivable for investments sold	193,071	220,834
Other assets	181,290	181,011
Goodwill and other intangible assets	254,678	265,154
Total assets	$12,659,531	$11,555,287
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,861,099	$2,767,045
Unearned premiums	1,434,136	889,102
Debt	951,620	960,495
Reinsurance balances payable	774,660	523,974
Payable for investments purchased	437,826	391,378
Other liabilities	227,847	245,145
Total liabilities	6,687,188	5,777,139
Commitments and Contingencies
Redeemable noncontrolling interest	1,164,553	1,045,964
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at September 30, 2016 (December 31, 2015 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 41,155,526 shares issued and outstanding at September 30, 2016 (December 31, 2015 – 43,701,064)	41,156	43,701
Additional paid-in capital	213,053	507,674
Accumulated other comprehensive income	2,621	2,108
Retained earnings	4,150,960	3,778,701
Total shareholders’ equity attributable to RenaissanceRe	4,807,790	4,732,184
Total liabilities, noncontrolling interests and shareholders’ equity	$12,659,531	$11,555,287

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2016 and 2015
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Gross premiums written	$430,224	$369,642	$2,051,485	$1,675,217
Net premiums written	$284,222	$266,820	$1,315,813	$1,179,532
Decrease (increase) in unearned premiums	62,299	95,568	(264,284)	(140,556)
Net premiums earned	346,521	362,388	1,051,529	1,038,976
Net investment income	51,423	28,338	134,410	106,649
Net foreign exchange (losses) gains	(5,986)	616	(8,368)	(4,254)
Equity in (losses) earnings of other ventures	(11,630)	5,730	(3,997)	17,185
Other income	2,268	2,306	9,001	5,272
Net realized and unrealized gains (losses) on investments	59,870	(41,138)	191,295	(26,101)
Total revenues	442,466	358,240	1,373,870	1,137,727
Expenses
Net claims and claim expenses incurred	112,575	100,028	406,930	346,225
Acquisition expenses	80,580	78,126	215,177	183,193
Operational expenses	40,493	54,518	147,801	154,812
Corporate expenses	11,537	7,322	25,514	65,723
Interest expense	10,536	10,542	31,610	25,720
Total expenses	255,721	250,536	827,032	775,673
Income before taxes	186,745	107,704	546,838	362,054
Income tax benefit (expense)	1,316	4,573	(8,040)	54,319
Net income	188,061	112,277	538,798	416,373
Net income attributable to redeemable noncontrolling interests	(35,641)	(31,153)	(110,867)	(82,982)
Net income attributable to RenaissanceRe	152,420	81,124	427,931	333,391
Dividends on preference shares	(5,595)	(5,595)	(16,786)	(16,786)
Net income available to RenaissanceRe common shareholders	$146,825	$75,529	$411,145	$316,605
Net income available to RenaissanceRe common shareholders per common share – basic	$3.58	$1.68	$9.77	$7.25
Net income available to RenaissanceRe common shareholders per common share – diluted	$3.56	$1.66	$9.71	$7.19
Dividends per common share	$0.31	$0.30	$0.93	$0.90

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Comprehensive income
Net income	$188,061	$112,277	$538,798	$416,373
Change in net unrealized gains on investments	284	(733)	513	(1,156)
Comprehensive income	188,345	111,544	539,311	415,217
Net income attributable to redeemable noncontrolling interests	(35,641)	(31,153)	(110,867)	(82,982)
Comprehensive income attributable to redeemable noncontrolling interests	(35,641)	(31,153)	(110,867)	(82,982)
Comprehensive income attributable to RenaissanceRe	$152,704	$80,391	$428,444	$332,235
Disclosure regarding net unrealized gains
Total net realized and unrealized holding gains (losses) on investments	$284	$(733)	$513	$(818)
Net realized gains on fixed maturity investments available for sale	—	—	—	(338)
Change in net unrealized gains on investments	$284	$(733)	$513	$(1,156)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
Preference shares
Balance – January 1	$400,000	$400,000
Balance – September 30	400,000	400,000
Common shares
Balance – January 1	43,701	38,442
Issuance of shares	—	7,435
Repurchase of shares	(2,741)	(2,026)
Exercise of options and issuance of restricted stock awards	196	270
Balance – September 30	41,156	44,121
Additional paid-in capital
Balance – January 1	507,674	—
Issuance of shares	—	754,384
Repurchase of shares	(306,693)	(209,462)
Change in redeemable noncontrolling interests	(1,040)	(403)
Exercise of options and issuance of restricted stock awards	13,112	7,164
Balance – September 30	213,053	551,683
Accumulated other comprehensive income
Balance – January 1	2,108	3,416
Change in net unrealized gains on investments	513	(1,156)
Balance – September 30	2,621	2,260
Retained earnings
Balance – January 1	3,778,701	3,423,857
Net income	538,798	416,373
Net income attributable to redeemable noncontrolling interests	(110,867)	(82,982)
Dividends on common shares	(38,886)	(40,883)
Dividends on preference shares	(16,786)	(16,786)
Balance – September 30	4,150,960	3,699,579
Total shareholders’ equity	$4,807,790	$4,697,643

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016 and 2015
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows provided by operating activities
Net income	$538,798	$416,373
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	18,343	3,837
Equity in undistributed losses (earnings) of other ventures	10,173	(11,303)
Net realized and unrealized (gains) losses on investments	(191,295)	26,101
Net unrealized losses included in net investment income	17,608	10,690
Net unrealized losses included in other income	—	426
Change in:
Premiums receivable	(403,322)	(191,470)
Prepaid reinsurance premiums	(280,750)	(156,184)
Reinsurance recoverable	(106,243)	(70,994)
Deferred acquisition costs	(152,461)	(103,460)
Reserve for claims and claim expenses	94,054	(14,293)
Unearned premiums	545,034	296,950
Reinsurance balances payable	250,686	74,124
Other	29,378	(118,650)
Net cash provided by operating activities	370,003	162,147
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	6,509,019	6,956,729
Purchases of fixed maturity investments trading	(6,744,838)	(7,194,793)
Proceeds from sales and maturities of fixed maturity investments available for sale	5,931	6,741
Net sales (purchases) of equity investments trading	183,112	(153,452)
Net sales of short term investments	128,869	896,027
Net (purchases) sales of other investments	(56,765)	7,033
Net purchases of investments in other ventures	—	(45)
Net sales of other assets	400	4,500
Net purchase of Platinum	—	(678,152)
Net cash provided by (used in) investing activities	25,728	(155,412)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(38,886)	(40,883)
Dividends paid – preference shares	(16,786)	(16,786)
RenaissanceRe common share repurchases	(309,434)	(197,350)
Issuance of debt, net of expenses	—	445,589
Net third party redeemable noncontrolling interest share transactions	(45,496)	(187,339)
Net cash (used in) provided by financing activities	(410,602)	3,231
Effect of exchange rate changes on foreign currency cash	1,316	(11,004)
Net decrease in cash and cash equivalents	(13,555)	(1,038)
Cash and cash equivalents, beginning of period	506,885	525,584
Cash and cash equivalents, end of period	$493,330	$524,546

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

•
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum Underwriters Holdings, Ltd. (“Platinum”). As a result of the acquisition, Platinum and its subsidiaries became wholly owned subsidiaries of RenaissanceRe, including Renaissance Reinsurance U.S. Inc., formerly known as Platinum Underwriters Reinsurance, Inc. ("Renaissance Reinsurance U.S."). The Company accounted for the acquisition of Platinum under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Business Combinations and the Company's consolidated results of operations include those of Platinum from March 2, 2015.

•
Renaissance Reinsurance, a Bermuda-domiciled reinsurance company, is the Company’s principal reinsurance subsidiary and provides property catastrophe and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis. Effective October 1, 2016, each of Renaissance Reinsurance Specialty Risks Ltd. and Platinum Underwriters Bermuda, Ltd. merged into Renaissance Reinsurance, with Renaissance Reinsurance being the sole surviving entity.

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
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for public business entities in annual and interim periods beginning after December 15, 2015 with retroactive application. The Company retrospectively adopted ASU 2015-03 effective January 1, 2016 and the impact on the Company’s consolidated balance sheet at December 31, 2015 was to reduce each of other assets and debt by $5.6 million, respectively, which represented the deferred debt issuance costs previously recorded in other assets and reclassified as an offset to debt. In addition, for the nine months ended September 30, 2015, corporate expense was reduced by $0.4 million and interest expense was increased by $0.4 million to reclassify the amortization of deferred debt issuance costs from corporate expense to interest expense. There was no net impact on the Company’s consolidated statements of operations or financial position as a result of the retrospective adoption of ASU 2015-03.
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
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2016	December 31, 2015
U.S. treasuries	$2,564,635	$2,064,944
Agencies	120,761	137,976
Municipal	550,062	583,282
Non-U.S. government (Sovereign debt)	313,560	334,981
Non-U.S. government-backed corporate	129,423	138,994
Corporate	1,916,092	2,055,323
Agency mortgage-backed	521,851	504,368
Non-agency mortgage-backed	276,438	262,235
Commercial mortgage-backed	487,621	554,625
Asset-backed	207,976	128,277
Total fixed maturity investments trading	$7,088,419	$6,765,005

Fixed Maturity Investments Available For Sale
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale:

		Included in Accumulated Other Comprehensive Income
September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$136	$—	$—	$136	$—
Non-agency mortgage-backed	5,683	1,212	—	6,895	474
Commercial mortgage-backed	4,504	186	—	4,690	—
Total fixed maturity investments available for sale	$10,323	$1,398	$—	$11,721	$474

		Included in Accumulated Other Comprehensive Income
December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit Other-Than- Temporary Impairments (1)
Agency mortgage-backed	$143	$7	$—	$150	$—
Non-agency mortgage-backed	7,005	1,523	—	8,528	550
Commercial mortgage-backed	6,578	293	—	6,871	—
Asset-backed	2,217	47	—	2,264	—
Total fixed maturity investments available for sale	$15,943	$1,870	$—	$17,813	$550

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

	Trading		Available for Sale		Total Fixed Maturity Investments
September 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$280,939	$280,850	$—	$—	$280,939	$280,850
Due after one through five years	4,083,141	4,102,622	—	—	4,083,141	4,102,622
Due after five through ten years	1,014,691	1,044,737	—	—	1,014,691	1,044,737
Due after ten years	159,118	166,324	—	—	159,118	166,324
Mortgage-backed	1,269,868	1,285,910	10,323	11,721	1,280,191	1,297,631
Asset-backed	206,807	207,976	—	—	206,807	207,976
Total	$7,014,564	$7,088,419	$10,323	$11,721	$7,024,887	$7,100,140

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2016	December 31, 2015
Financials	$238,572	$193,716
Communications and technology	36,421	65,833
Industrial, utilities and energy	28,361	51,168
Consumer	20,846	40,918
Healthcare	17,966	36,148
Basic materials	3,399	6,094
Total	$345,565	$393,877

Pledged Investments
At September 30, 2016, $2.4 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2015 - $2.5 billion). Of this amount, $686.0 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2015 - $664.6 million).
Reverse Repurchase Agreements
At September 30, 2016, the Company held $58.2 million (December 31, 2015 - $26.2 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fixed maturity investments	$39,959	$37,023	$122,056	$96,753
Short term investments	1,174	267	3,401	761
Equity investments	797	1,791	3,325	6,308
Other investments
Private equity investments	4,572	(14,505)	(430)	1,333
Other	8,765	7,261	17,109	11,443
Cash and cash equivalents	246	80	584	355
	55,513	31,917	146,045	116,953
Investment expenses	(4,090)	(3,579)	(11,635)	(10,304)
Net investment income	$51,423	$28,338	$134,410	$106,649

Net Realized and Unrealized Gains on Investments
Net realized and unrealized gains on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross realized gains	$20,383	$9,160	$60,794	$39,364
Gross realized losses	(3,363)	(13,720)	(25,832)	(40,143)
Net realized gains (losses) on fixed maturity investments	17,020	(4,560)	34,962	(779)
Net unrealized (losses) gains on fixed maturity investments trading	(4,235)	10,208	125,501	(11,924)
Net realized and unrealized gains (losses) on investments-related derivatives	1,727	(16,612)	(26,873)	(1,004)
Net realized gains (losses) on equity investments trading	127	(114)	14,038	16,199
Net unrealized gains (losses) on equity investments trading	45,231	(30,060)	43,667	(28,593)
Net realized and unrealized gains (losses) on investments	$59,870	$(41,138)	$191,295	$(26,101)

The Company did not have any fixed maturity investments available for sale in an unrealized loss position at September 30, 2016 or December 31, 2015.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,564,635	$2,564,635	$—	$—
Agencies	120,761	—	120,761	—
Municipal	550,062	—	550,062	—
Non-U.S. government (Sovereign debt)	313,560	—	313,560	—
Non-U.S. government-backed corporate	129,423	—	129,423	—
Corporate	1,916,092	—	1,916,092	—
Agency mortgage-backed	521,987	—	521,987	—
Non-agency mortgage-backed	283,333	—	283,333	—
Commercial mortgage-backed	492,311	—	492,311	—
Asset-backed	207,976	—	207,976	—
Total fixed maturity investments	7,100,140	2,564,635	4,535,505	—
Short term investments	1,136,660	—	1,136,660	—
Equity investments trading	345,565	345,565	—	—
Other investments
Catastrophe bonds	298,408	—	298,408	—
Private equity partnerships (1)	192,217	—	—	—
Senior secured bank loan fund (1)	19,440	—	—	—
Hedge funds (1)	1,556	—	—	—
Total other investments	511,621	—	298,408	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(12,012)	—	—	(12,012)
Derivatives (3)	4,682	916	3,766	—
Other	(8,173)	—	(8,173)	—
Total other assets and (liabilities)	(15,503)	916	(4,407)	(12,012)
	$9,078,483	$2,911,116	$5,966,166	$(12,012)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at September 30, 2016 was $5.8 million and $17.8 million of other assets and other liabilities, respectively.

(3)	See “Note 11. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,064,944	$2,064,944	$—	$—
Agencies	137,976	—	137,976	—
Municipal	583,282	—	583,282	—
Non-U.S. government (Sovereign debt)	334,981	—	334,981	—
Non-U.S. government-backed corporate	138,994	—	138,994	—
Corporate	2,055,323	—	2,047,705	7,618
Agency mortgage-backed	504,518	—	504,518	—
Non-agency mortgage-backed	270,763	—	270,763	—
Commercial mortgage-backed	561,496	—	561,496	—
Asset-backed	130,541	—	130,541	—
Total fixed maturity investments	6,782,818	2,064,944	4,710,256	7,618
Short term investments	1,208,401	—	1,208,401	—
Equity investments trading	393,877	393,877	—	—
Other investments
Catastrophe bonds	241,253	—	241,253	—
Private equity partnerships (1)	214,848	—	—	—
Senior secured bank loan fund (1)	23,231	—	—	—
Hedge funds (1)	2,289	—	—	—
Total other investments	481,621	—	241,253	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(5,899)	—	—	(5,899)
Derivatives (3)	1,486	(1,234)	2,720	—
Other	(12,320)	—	(12,320)	—
Total other assets and (liabilities)	(16,733)	(1,234)	(9,600)	(5,899)
	$8,849,984	$2,457,587	$6,150,310	$1,719

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
U.S. treasuries
Level 1 - At September 30, 2016, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 0.9% and a weighted average credit quality of AA (December 31, 2015 - 1.3% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2016, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.3% and a weighted average credit quality of AA (December 31, 2015 - 1.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At September 30, 2016, the Company’s municipal fixed maturity investments had a weighted average effective yield of 1.7% and a weighted average credit quality of AA (December 31, 2015 - 2.0% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At September 30, 2016, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 1.1% and a weighted average credit quality of AAA (December 31, 2015 - 1.4% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At September 30, 2016, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.0% and a weighted average credit quality of AAA (December 31, 2015 - 1.3% and AA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2016, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.5% and a weighted average credit quality of BBB (December 31, 2015 - 3.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At September 30, 2016, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.1%, a weighted average credit quality of AA and a weighted average life of 5.0 years (December 31, 2015 - 2.7%, AA and 6.1 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments that were classified as sub-prime at the time of purchase held in its fixed maturity investments portfolio. At September 30, 2016, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 4.2%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.5 years (December 31, 2015 - 3.8%, non-investment grade and 4.3 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2016 had a weighted average effective yield of 5.0%, a weighted average credit quality of non-investment grade and a weighted average life of 5.9 years (December 31, 2015 - 4.7%, non-investment grade and 5.4 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - At September 30, 2016, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 2.3%, a weighted average credit quality of AAA, and a weighted average life of 3.7 years (December 31, 2015 - 2.9%, AAA and 3.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2016, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.1%, a weighted average credit quality of AAA and a weighted average life of 2.8 years (December 31, 2015 - 2.1%, AAA and 2.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above. At September 30, 2016, the Company’s short term investments had a weighted average effective yield of 0.5% and a weighted average credit quality of AAA (December 31, 2015 - 0.4% and AAA, respectively).
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
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at September 30, 2016 of $8.2 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2016	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(677)	Internal valuation model	Bond price (U)	$100.01	$102.95	$101.57
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(11,335)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(11,520)
			Expected loss ratio (U)	n/a	n/a	39.0%
			Net acquisition expense ratio (O)	n/a	n/a	(21.7)%
			Contract period (O)	0.7 years	4.7 years	4.3 years
			Discount rate (U)	n/a	n/a	1.1%
Total assumed and ceded (re)insurance contracts	(12,012)
Total other assets and (liabilities)	(12,012)
	$(12,012)

Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At September 30, 2016, the Company had a $0.7 million net liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At September 30, 2016, the Company had an $11.3 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. The negative acquisition expense ratio used to determine the fair value of the contracts at September 30, 2016 is the result of override commissions on the contracts being higher than the gross acquisition expenses. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - July 1, 2016	$—	$(2,680)	$(2,680)
Total realized gains
Included in other income	—	795	795
Purchases	—	(10,127)	(10,127)
Settlements	—	—	—
Balance - September 30, 2016	$—	$(12,012)	$(12,012)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2016	$7,618	$(5,899)	$1,719
Total unrealized losses
Included in net investment income	(118)	—	(118)
Total realized gains
Included in other income	—	4,587	4,587
Purchases	—	(10,700)	(10,700)
Settlements	(7,500)	—	(7,500)
Balance - September 30, 2016	$—	$(12,012)	$(12,012)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - July 1, 2015	$7,660	$75,687	$83,347
Total unrealized (losses) gains
Included in net investment income	(65)	4	(61)
Included in other income	—	(78)	(78)
Total realized gains
Included in other income	—	1,827	1,827
Total foreign exchange losses	—	7	7
Purchases	—	(498)	(498)
Settlements	—	—	—
Balance - September 30, 2015	$7,595	$76,949	$84,544
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(65)	$4	$(61)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income	$—	$(78)	$(78)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2015	$15,660	$(8,934)	$6,726
Total unrealized (losses) gains
Included in net investment income	(565)	180	(385)
Included in other income	—	(426)	(426)
Total realized gains
Included in other income	—	4,655	4,655
Total foreign exchange gains	—	7	7
Purchases	—	81,467	81,467
Settlements	(7,500)	—	(7,500)
Balance - September 30, 2015	$7,595	$76,949	$84,544
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(383)	$180	$(203)
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in other income	$—	$(426)	$(426)

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

Debt
Included on the Company’s consolidated balance sheet at September 30, 2016 were debt obligations of $951.6 million (December 31, 2015 - $960.5 million). At September 30, 2016, the fair value of the Company’s debt obligations was $1.0 billion (December 31, 2015 – $973.3 million).
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

	September 30, 2016	December 31, 2015
Other investments	$511,621	$481,621
Other assets	$5,804	$3,463
Other liabilities	$17,816	$9,362

Included in net investment income for the three and nine months ended September 30, 2016 were net unrealized gains of $2.8 million and losses of $17.6 million, respectively, related to the changes in fair value of other investments (2015 – losses of $13.9 million and losses of $10.7 million, respectively). Included in other income for the three and nine months ended September 30, 2016 were net unrealized gains of $Nil and $Nil, respectively related to the changes in the fair value of other assets and liabilities (2015 - losses of $0.1 million and $0.4 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2016	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$192,217	$233,006	See below	See below	See below
Senior secured bank loan fund	19,440	5,055	See below	See below	See below
Hedge funds	1,556	—	See below	See below	See below
Total other investments measured using net asset valuations	$213,213	$238,061

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

Senior secured bank loan fund – At September 30, 2016, the Company had $19.4 million invested in a closed end fund which invests primarily in loans. The Company has no right to redeem its investment in this fund. It is estimated that the majority of the underlying assets in this closed end fund would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The Company’s investments in hedge funds at September 30, 2016 were $1.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments referred to above, until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Premiums written
Direct	$53,488	$31,781	$154,205	$96,934
Assumed	376,736	337,861	1,897,280	1,578,283
Ceded	(146,002)	(102,822)	(735,672)	(495,685)
Net premiums written	$284,222	$266,820	$1,315,813	$1,179,532
Premiums earned
Direct	$43,097	$26,040	$114,173	$70,547
Assumed	471,097	456,957	1,392,278	1,307,932
Ceded	(167,673)	(120,609)	(454,922)	(339,503)
Net premiums earned	$346,521	$362,388	$1,051,529	$1,038,976
Claims and claim expenses
Gross claims and claim expenses incurred	$153,846	$121,744	$540,696	$433,558
Claims and claim expenses recovered	(41,271)	(21,716)	(133,766)	(87,333)
Net claims and claim expenses incurred	$112,575	$100,028	$406,930	$346,225

NOTE 6.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2016	December 31, 2015
Redeemable noncontrolling interest - DaVinciRe	$983,788	$930,955
Redeemable noncontrolling interest - Medici	180,765	115,009
Redeemable noncontrolling interest	$1,164,553	$1,045,964

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Redeemable noncontrolling interest - DaVinciRe	$30,745	$27,751	$101,997	$78,422
Redeemable noncontrolling interest - Medici	4,896	3,402	8,870	4,560
Net income attributable to redeemable noncontrolling interests	$35,641	$31,153	$110,867	$82,982

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 24.0% at September 30, 2016 (December 31, 2015 - 26.3%).
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance	$953,443	$879,266	$930,955	$1,037,306
Redemption of shares from redeemable noncontrolling interest	(400)	(1,007)	(92,204)	(209,718)
Sale of shares to redeemable noncontrolling interests	—	—	43,040	—
Net income attributable to redeemable noncontrolling interest	30,745	27,751	101,997	78,422
Ending balance	$983,788	$906,010	$983,788	$906,010

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
2016
During the nine months ended September 30, 2016, third-party investors subscribed for $78.6 million and redeemed $21.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s economic ownership in Medici was 36.4% at September 30, 2016.
The Company expects its ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balance	$168,960	$109,546	$115,009	$94,402
Redemption of shares from redeemable noncontrolling interest	(14,389)	(1,910)	(21,729)	(19,017)
Sale of shares to redeemable noncontrolling interests	21,298	4,980	78,615	36,073
Net income attributable to redeemable noncontrolling interest	4,896	3,402	8,870	4,560
Ending balance	$180,765	$116,018	$180,765	$116,018

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
2016
During the nine months ended September 30, 2016, Upsilon RFO returned $242.5 million of capital to its investors, including $59.8 million to the Company. In addition, during the nine months ended September 30, 2016, $166.6 million of Upsilon RFO non-voting preference shares were issued to existing investors therein, including $55.2 million to the Company. At September 30, 2016, the Company’s participation in the risks assumed by Upsilon RFO was 28.9%.
At September 30, 2016, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $215.4 million and $215.4 million, respectively (December 31, 2015 - $250.6 million and $250.5 million, respectively).
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, the Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. At September 30, 2016, the total assets and total liabilities of Mona Lisa Re were $187.5 million and $187.5 million, respectively (December 31, 2015 - $184.0 million and $184.0 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $7.4 million and $5.1 million, respectively, during the nine months ended September 30, 2016 (2015 - $7.3 million and $5.0 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $5.4 million and $3.7 million, respectively, during the nine months ended September 30, 2016 (2015 - $5.4 million and $3.7 million, respectively).
NOTE 8.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.31 per common share to common shareholders of record on March 15, 2016, June 15, 2016 and September 15, 2016, respectively, and RenaissanceRe paid a dividend of $0.31 per common share to common shareholders on March 31, 2016, June 30, 2016 and September 30, 2016, respectively. During the nine months ended September 30, 2016, the Company declared and paid $16.8 million in preference share dividends (2015 - $16.8 million) and $38.9 million in common share dividends (2015 - $40.9 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2016, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2016, the Company repurchased an aggregate of 2.7 million shares in open market transactions at an aggregate cost of $309.4 million, and at an average share price of $112.87. At September 30, 2016, $500.0 million remained available for repurchase under the share repurchase program.

NOTE 9.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(thousands of shares)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income available to RenaissanceRe common shareholders	$146,825	$75,529	$411,145	$316,605
Amount allocated to participating common shareholders (1)	(1,770)	(867)	(4,939)	(3,642)
Net income allocated to RenaissanceRe common shareholders	$145,055	$74,662	$406,206	$312,963
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	40,513	44,564	41,594	43,166
Per common share equivalents of employee stock options and restricted shares	220	349	248	365
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	40,733	44,913	41,842	43,531
Net income available to RenaissanceRe common shareholders per common share – basic	$3.58	$1.68	$9.77	$7.25
Net income available to RenaissanceRe common shareholders per common share – diluted	$3.56	$1.66	$9.71	$7.19

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
Potential Change to Segments
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. As a result of the evolution of the Company following its acquisition of Platinum, the integration of Platinum’s activities within the Company, its increased focus on casualty and specialty lines of business, its current management structure including recent management changes, and its current underwriting platforms, it is likely that the Company will change its reportable segments to “Property” and “Casualty and Specialty” in the future. The expected new segment presentation is based on extensive work performed during 2016, some of which is still ongoing, to recast the Company’s current and prior periods within its financial systems to conform to this new presentation. The Company expects to complete this work in the fourth quarter of 2016 and present its full year results for 2016 based on the new segments. However, the timing of the expected segment change will depend on the satisfactory completion of this work, including transactional and financial systems internal controls testing. All prior periods presented will be reclassified to conform to this new presentation.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended September 30, 2016	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$67,394	$270,876	$91,954	$—	$430,224
Net premiums written	$37,526	$177,331	$69,365	$—	$284,222
Net premiums earned	$121,062	$150,766	$74,693	$—	$346,521
Net claims and claim expenses incurred	927	82,113	29,337	198	112,575
Acquisition expenses	7,603	52,019	20,958	—	80,580
Operational expenses	16,355	15,360	8,760	18	40,493
Underwriting income (loss)	$96,177	$1,274	$15,638	$(216)	112,873
Net investment income				51,423	51,423
Net foreign exchange losses				(5,986)	(5,986)
Equity in losses of other ventures				(11,630)	(11,630)
Other income				2,268	2,268
Net realized and unrealized gains on investments				59,870	59,870
Corporate expenses				(11,537)	(11,537)
Interest expense				(10,536)	(10,536)
Income before taxes and redeemable noncontrolling interests					186,745
Income tax benefit				1,316	1,316
Net income attributable to redeemable noncontrolling interests				(35,641)	(35,641)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$146,825

Net claims and claim expenses incurred – current accident year	$18,267	$102,025	$38,068	$—	$158,360
Net claims and claim expenses incurred – prior accident years	(17,340)	(19,912)	(8,731)	198	(45,785)
Net claims and claim expenses incurred – total	$927	$82,113	$29,337	$198	$112,575

Net claims and claim expense ratio – current accident year	15.1%	67.7%	51.0%		45.7%
Net claims and claim expense ratio – prior accident years	(14.3)%	(13.2)%	(11.7)%		(13.2)%
Net claims and claim expense ratio – calendar year	0.8%	54.5%	39.3%		32.5%
Underwriting expense ratio	19.8%	44.7%	39.8%		34.9%
Combined ratio	20.6%	99.2%	79.1%		67.4%

Nine months ended September 30, 2016	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$825,271	$840,598	$385,616	$—	$2,051,485
Net premiums written	$481,956	$569,842	$264,015	$—	$1,315,813
Net premiums earned	$399,663	$443,252	$208,614	$—	$1,051,529
Net claims and claim expenses incurred	64,878	241,666	100,185	201	406,930
Acquisition expenses	33,410	127,871	53,896	—	215,177
Operational expenses	55,308	57,092	35,302	99	147,801
Underwriting income (loss)	$246,067	$16,623	$19,231	$(300)	281,621
Net investment income				134,410	134,410
Net foreign exchange losses				(8,368)	(8,368)
Equity in losses of other ventures				(3,997)	(3,997)
Other income				9,001	9,001
Net realized and unrealized gains on investments				191,295	191,295
Corporate expenses				(25,514)	(25,514)
Interest expense				(31,610)	(31,610)
Income before taxes and redeemable noncontrolling interests					546,838
Income tax expense				(8,040)	(8,040)
Net income attributable to redeemable noncontrolling interests				(110,867)	(110,867)
Dividends on preference shares				(16,786)	(16,786)
Net income available to RenaissanceRe common shareholders					$411,145

Net claims and claim expenses incurred – current accident year	$102,471	$275,520	$105,583	$—	$483,574
Net claims and claim expenses incurred – prior accident years	(37,593)	(33,854)	(5,398)	201	(76,644)
Net claims and claim expenses incurred – total	$64,878	$241,666	$100,185	$201	$406,930

Net claims and claim expense ratio – current accident year	25.6%	62.2%	50.6%		46.0%
Net claims and claim expense ratio – prior accident years	(9.4)%	(7.7)%	(2.6)%		(7.3)%
Net claims and claim expense ratio – calendar year	16.2%	54.5%	48.0%		38.7%
Underwriting expense ratio	22.2%	41.7%	42.8%		34.5%
Combined ratio	38.4%	96.2%	90.8%		73.2%

Three months ended September 30, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written	$81,692	$214,372	$73,578	$—	$369,642
Net premiums written	$55,182	$155,987	$55,651	$—	$266,820
Net premiums earned	$159,641	$146,213	$56,534	$—	$362,388
Net claims and claim expenses incurred	22,319	41,005	36,425	279	100,028
Acquisition expenses	14,048	50,432	13,654	(8)	78,126
Operational expenses	23,513	17,542	13,427	36	54,518
Underwriting income (loss)	$99,761	$37,234	$(6,972)	$(307)	129,716
Net investment income				28,338	28,338
Net foreign exchange gains				616	616
Equity in earnings of other ventures				5,730	5,730
Other income				2,306	2,306
Net realized and unrealized losses on investments				(41,138)	(41,138)
Corporate expenses				(7,322)	(7,322)
Interest expense				(10,542)	(10,542)
Income before taxes and noncontrolling interests					107,704
Income tax benefit				4,573	4,573
Net income attributable to noncontrolling interests				(31,153)	(31,153)
Dividends on preference shares				(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders					$75,529

Net claims and claim expenses incurred – current accident year	$36,244	$96,737	$37,397	$—	$170,378
Net claims and claim expenses incurred – prior accident years	(13,925)	(55,732)	(972)	279	(70,350)
Net claims and claim expenses incurred – total	$22,319	$41,005	$36,425	$279	$100,028

Net claims and claim expense ratio – current accident year	22.7%	66.2%	66.1%		47.0%
Net claims and claim expense ratio – prior accident years	(8.7)%	(38.2)%	(1.7)%		(19.4)%
Net claims and claim expense ratio – calendar year	14.0%	28.0%	64.4%		27.6%
Underwriting expense ratio	23.5%	46.5%	47.9%		36.6%
Combined ratio	37.5%	74.5%	112.3%		64.2%

Nine months ended September 30, 2015	Catastrophe Reinsurance	Specialty Reinsurance	Lloyd’s	Other	Total
Gross premiums written (1)	$856,305	$498,676	$320,326	$(90)	$1,675,217
Net premiums written	$548,312	$399,769	$231,540	$(89)	$1,179,532
Net premiums earned	$466,113	$396,673	$176,279	$(89)	$1,038,976
Net claims and claim expenses incurred	85,289	166,655	93,951	330	346,225
Acquisition expenses	41,016	99,372	42,557	248	183,193
Operational expenses	65,966	49,579	39,086	181	154,812
Underwriting income (loss)	$273,842	$81,067	$685	$(848)	354,746
Net investment income				106,649	106,649
Net foreign exchange losses				(4,254)	(4,254)
Equity in earnings of other ventures				17,185	17,185
Other income				5,272	5,272
Net realized and unrealized losses on investments				(26,101)	(26,101)
Corporate expenses				(65,723)	(65,723)
Interest expense				(25,720)	(25,720)
Income before taxes and noncontrolling interests					362,054
Income tax benefit				54,319	54,319
Net income attributable to noncontrolling interests				(82,982)	(82,982)
Dividends on preference shares				(16,786)	(16,786)
Net income available to RenaissanceRe common shareholders					$316,605

Net claims and claim expenses incurred – current accident year	$127,702	$250,316	$93,778	$—	$471,796
Net claims and claim expenses incurred – prior accident years	(42,413)	(83,661)	173	330	(125,571)
Net claims and claim expenses incurred – total	$85,289	$166,655	$93,951	$330	$346,225

Net claims and claim expense ratio – current accident year	27.4%	63.1%	53.2%		45.4%
Net claims and claim expense ratio – prior accident years	(9.1)%	(21.1)%	0.1%		(12.1)%
Net claims and claim expense ratio – calendar year	18.3%	42.0%	53.3%		33.3%
Underwriting expense ratio	22.9%	37.6%	46.3%		32.6%
Combined ratio	41.2%	79.6%	99.6%		65.9%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities, including the location on the consolidated balance sheets and fair value of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$2,781	1,645	$1,136	Other assets	$—	$1,136
Foreign currency forward contracts (1)	4,677	508	4,169	Other assets	—	4,169
Foreign currency forward contracts (2)	244	168	76	Other assets	—	76
Credit default swaps	1,107	106	1,001	Other assets	420	581
Total	$8,809	$2,427	$6,382		$420	$5,962

	Derivative Liabilities
At September 30, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,865	1,645	$220	Other liabilities	$220	$—
Foreign currency forward contracts (1)	1,129	—	1,129	Other liabilities	—	1,129
Foreign currency forward contracts (2)	200	168	32	Other liabilities	—	32
Credit default swaps	425	106	319	Other liabilities	199	120
Total	$3,619	$1,919	$1,700		$419	$1,281

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,059	937	$122	Other assets	$—	$122
Foreign currency forward contracts (1)	4,645	82	4,563	Other assets	—	4,563
Foreign currency forward contracts (2)	1,007	599	408	Other assets	—	408
Credit default swaps	257	44	213	Other assets	—	213
Total	$6,968	$1,662	$5,306		$—	$5,306

	Derivative Liabilities
At December 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,293	937	$1,356	Other liabilities	$1,356	$—
Foreign currency forward contracts (1)	1,891	81	1,810	Other liabilities	—	1,810
Foreign currency forward contracts (2)	806	599	207	Other liabilities	—	207
Credit default swaps	491	44	447	Other liabilities	447	—
Total	$5,481	$1,661	$3,820		$1,803	$2,017

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2016	2015
Interest rate futures	Net realized and unrealized gains (losses) on investments	$1,040	$(16,817)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	5,097	817
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(489)	2,185
Credit default swaps	Net realized and unrealized gains (losses) on investments	687	195
Weather contract	Net realized and unrealized gains (losses) on investments	—	10
Total		$6,335	$(13,610)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2016	2015
Interest rate futures	Net realized and unrealized gains (losses) on investments	$(27,775)	$(1,441)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(92)	(5,782)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(3,706)	7,978
Credit default swaps	Net realized and unrealized gains (losses) on investments	902	257
Weather contract	Net realized and unrealized gains (losses) on investments	—	180
Total		$(30,671)	$1,192

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2016.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which can include increasing or decreasing its exposure to this risk. At September 30, 2016, the Company had $952.3 million of notional long positions and $772.5 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2015 - $1.0 billion and $1.1 billion, respectively). The fair value of these derivatives is determined using exchange traded prices.
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

Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2016, the Company had outstanding underwriting related foreign currency contracts of $205.1 million in notional long positions and $150.7 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $172.4 million and $101.5 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2016, the Company had outstanding investment portfolio related foreign currency contracts of $30.1 million in notional long positions and $62.0 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $31.3 million and $143.4 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance.  The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of the credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2016, the Company had outstanding credit derivatives of $Nil in notional long positions and $45.7 million in notional short positions, denominated in U.S. dollars (December 31, 2015 - $Nil and $46.1 million, respectively).
NOTE 12.    COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015.
Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. In our industry, business litigation may involve allegations of underwriting or claims-handling errors or misconduct, disputes relating to the scope of, or compliance with, the terms of delegated underwriting agreements, employment claims, regulatory actions or disputes arising from the Company’s business ventures. The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages. Generally, the Company’s direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving or arising out of claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves.  In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.
NOTE 13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at September 30, 2016 and December 31, 2015, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, and condensed consolidating statements of cash flow for the nine months ended September 30, 2016 and 2015. Each of RenRe North America Holdings Inc., Platinum Underwriters Finance, Inc. and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 10. Debt and Credit Facilities in the Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2015.

Condensed Consolidating Balance Sheet at September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$195,577	$117,733	$275,624	$—	$8,625,621	$—	$9,214,555
Cash and cash equivalents	10,147	857	1,745	2,530	478,051	—	493,330
Investments in subsidiaries	4,080,741	38,860	899,635	1,218,521	—	(6,237,757)	—
Due from subsidiaries and affiliates	119,086	92,192	—	2,345	—	(213,623)	—
Premiums receivable	—	—	—	—	1,181,331	—	1,181,331
Prepaid reinsurance premiums	—	—	—	—	511,421	—	511,421
Reinsurance recoverable	—	—	—	—	240,769	—	240,769
Accrued investment income	153	224	514	—	36,354	—	37,245
Deferred acquisition costs	—	—	—	—	351,841	—	351,841
Receivable for investments sold	46	4	4,019	—	189,002	—	193,071
Other assets	405,702	31,877	10,222	123,787	124,129	(514,427)	181,290
Goodwill and other intangible assets	132,072	—	—	—	122,606	—	254,678
Total assets	$4,943,524	$281,747	$1,191,759	$1,347,183	$11,861,125	$(6,965,807)	$12,659,531
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,861,099	$—	$2,861,099
Unearned premiums	—	—	—	—	1,434,136	—	1,434,136
Debt	117,000	—	258,563	545,713	147,344	(117,000)	951,620
Amounts due to subsidiaries and affiliates	4,012	153	96	95,928	—	(100,189)	—
Reinsurance balances payable	—	—	—	—	774,660	—	774,660
Payable for investments purchased	—	1	4,259	—	433,566	—	437,826
Other liabilities	14,722	5,638	5,265	—	212,349	(10,127)	227,847
Total liabilities	135,734	5,792	268,183	641,641	5,863,154	(227,316)	6,687,188
Redeemable noncontrolling interests	—	—	—	—	1,164,553	—	1,164,553
Shareholders’ Equity
Total shareholders’ equity	4,807,790	275,955	923,576	705,542	4,833,418	(6,738,491)	4,807,790
Total liabilities, noncontrolling interests and shareholders’ equity	$4,943,524	$281,747	$1,191,759	$1,347,183	$11,861,125	$(6,965,807)	$12,659,531

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$349,892	$127,087	$205,777	$—	$8,316,312	$—	$8,999,068
Cash and cash equivalents	10,185	5,908	7,103	677	483,012	—	506,885
Investments in subsidiaries	3,902,519	48,754	867,909	1,185,736	—	(6,004,918)	—
Due from subsidiaries and affiliates	81,282	69,739	—	—	—	(151,021)	—
Premiums receivable	—	—	—	—	778,009	—	778,009
Prepaid reinsurance premiums	—	—	—	—	230,671	—	230,671
Reinsurance recoverable	—	—	—	—	134,526	—	134,526
Accrued investment income	1,253	169	348	—	37,979	—	39,749
Deferred acquisition costs	—	—	—	—	199,380	—	199,380
Receivable for investments sold	26	1	68,537	—	152,270	—	220,834
Other assets	390,302	29,532	12,852	115,456	124,215	(491,346)	181,011
Goodwill and other intangible assets	137,064	—	—	—	128,090	—	265,154
Total assets	$4,872,523	$281,190	$1,162,526	$1,301,869	$10,584,464	$(6,647,285)	$11,555,287
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,767,045	$—	$2,767,045
Unearned premiums	—	—	—	—	889,102	—	889,102
Debt	117,000	—	268,196	545,187	147,112	(117,000)	960,495
Amounts due to subsidiaries and affiliates	2,641	202	204	68,204	—	(71,251)	—
Reinsurance balances payable	—	—	—	—	523,974	—	523,974
Payable for investments purchased	999	6	25	—	390,348	—	391,378
Other liabilities	19,699	1,148	6,620	—	222,320	(4,642)	245,145
Total liabilities	140,339	1,356	275,045	613,391	4,939,901	(192,893)	5,777,139
Redeemable noncontrolling interests	—	—	—	—	1,045,964	—	1,045,964
Shareholders’ Equity
Total shareholders’ equity	4,732,184	279,834	887,481	688,478	4,598,599	(6,454,392)	4,732,184
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,872,523	$281,190	$1,162,526	$1,301,869	$10,584,464	$(6,647,285)	$11,555,287

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$346,521	$—	$346,521
Net investment income	5,892	441	795	140	50,406	(6,251)	51,423
Net foreign exchange losses	—	—	—	—	(5,986)	—	(5,986)
Equity in losses of other ventures	—	—	—	—	(11,630)	—	(11,630)
Other income	21	—	—	—	2,247	—	2,268
Net realized and unrealized (losses) gains on investments	(336)	1,397	2,105	—	56,704	—	59,870
Total revenues	5,577	1,838	2,900	140	438,262	(6,251)	442,466
Expenses
Net claims and claim expenses incurred	—	—	—	—	112,575	—	112,575
Acquisition expenses	—	—	—	—	80,580	—	80,580
Operational expenses	(1,233)	36	60	5,021	40,018	(3,409)	40,493
Corporate expenses	11,617	—	—	—	(80)	—	11,537
Interest expense	140	—	1,476	6,545	2,515	(140)	10,536
Total expenses	10,524	36	1,536	11,566	235,608	(3,549)	255,721
(Loss) income before equity in net income (losses) of subsidiaries and taxes	(4,947)	1,802	1,364	(11,426)	202,654	(2,702)	186,745
Equity in net income (losses) of subsidiaries	158,862	1,463	(2,694)	1,130	—	(158,761)	—
Income (losses) before taxes	153,915	3,265	(1,330)	(10,296)	202,654	(161,463)	186,745
Income tax (expense) benefit	(1,495)	(324)	(401)	2,785	751	—	1,316
Net income (loss)	152,420	2,941	(1,731)	(7,511)	203,405	(161,463)	188,061
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(35,641)	—	(35,641)
Net income (loss) attributable to RenaissanceRe	152,420	2,941	(1,731)	(7,511)	167,764	(161,463)	152,420
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income (loss) avaialable attributable to RenaissanceRe common shareholders	$146,825	$2,941	$(1,731)	$(7,511)	$167,764	$(161,463)	$146,825

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$152,420	$2,941	$(1,731)	$(7,511)	$203,405	$(161,463)	$188,061
Change in net unrealized gains on investments	—	—	—	—	284	—	284
Comprehensive income (loss)	152,420	2,941	(1,731)	(7,511)	203,689	(161,463)	188,345
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(35,641)	—	(35,641)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(35,641)	—	(35,641)
Comprehensive income (loss) available (attributable) to RenaissanceRe	$152,420	$2,941	$(1,731)	$(7,511)	$168,048	$(161,463)	$152,704

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,051,529	$—	$1,051,529
Net investment income	18,499	1,395	3,074	421	129,038	(18,017)	134,410
Net foreign exchange losses	(2)	—	—	—	(8,366)	—	(8,368)
Equity in losses of other ventures	—	—	—	—	(3,997)	—	(3,997)
Other (loss) income	(770)	—	—	—	9,771	—	9,001
Net realized and unrealized gains on investments	4,951	3,651	7,483	—	175,210	—	191,295
Total revenues	22,678	5,046	10,557	421	1,353,185	(18,017)	1,373,870
Expenses
Net claims and claim expenses incurred	—	—	—	—	406,930	—	406,930
Acquisition expenses	—	—	—	—	215,177	—	215,177
Operational expenses	(3,038)	(61)	176	16,603	145,466	(11,345)	147,801
Corporate expenses	22,411	203	—	7	2,893	—	25,514
Interest expense	421	—	4,429	19,632	7,549	(421)	31,610
Total expenses	19,794	142	4,605	36,242	778,015	(11,766)	827,032
Income (loss) before equity in net income of subsidiaries and taxes	2,884	4,904	5,952	(35,821)	575,170	(6,251)	546,838
Equity in net income of subsidiaries	424,077	2,996	31,727	42,774	—	(501,574)	—
Income before taxes	426,961	7,900	37,679	6,953	575,170	(507,825)	546,838
Income tax benefit (expense)	970	(1,791)	(1,583)	8,456	(14,092)	—	(8,040)
Net income	427,931	6,109	36,096	15,409	561,078	(507,825)	538,798
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(110,867)	—	(110,867)
Net income attributable to RenaissanceRe	427,931	6,109	36,096	15,409	450,211	(507,825)	427,931
Dividends on preference shares	(16,786)	—	—	—	—	—	(16,786)
Net income available to RenaissanceRe common shareholders	$411,145	$6,109	$36,096	$15,409	$450,211	$(507,825)	$411,145

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$427,931	$6,109	$36,096	$15,409	$561,078	$(507,825)	$538,798
Change in net unrealized gains on investments	—	—	—	—	513	—	513
Comprehensive income	427,931	6,109	36,096	15,409	561,591	(507,825)	539,311
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(110,867)	—	(110,867)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(110,867)	—	(110,867)
Comprehensive income available to RenaissanceRe	$427,931	$6,109	$36,096	$15,409	$450,724	$(507,825)	$428,444

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$362,388	$—	$362,388
Net investment income	6,051	319	1,428	352	26,283	(6,095)	28,338
Net foreign exchange (losses) gains	(8)	—	—	—	624	—	616
Equity in earnings of other ventures	—	—	—	—	5,730	—	5,730
Other income	—	—	—	—	2,306	—	2,306
Net realized and unrealized losses on investments	(1,752)	(3,094)	(19,046)	—	(17,246)	—	(41,138)
Total revenues	4,291	(2,775)	(17,618)	352	380,085	(6,095)	358,240
Expenses
Net claims and claim expenses incurred	—	—	—	—	100,028	—	100,028
Acquisition expenses	—	—	—	—	78,126	—	78,126
Operational expenses	1,224	227	2	1,253	51,812	—	54,518
Corporate expenses	4,490	11	3	(84)	2,902	—	7,322
Interest expense	351	—	1,476	6,629	2,438	(352)	10,542
Total expenses	6,065	238	1,481	7,798	235,306	(352)	250,536
(Loss) income before equity in net income of subsidiaries and taxes	(1,774)	(3,013)	(19,099)	(7,446)	144,779	(5,743)	107,704
Equity in net income of subsidiaries	82,898	1,965	19,407	10,747	—	(115,017)	—
Income (loss) before taxes	81,124	(1,048)	308	3,301	144,779	(120,760)	107,704
Income tax benefit (expense)	—	1,264	10,136	2,558	(9,385)	—	4,573
Net income (loss)	81,124	216	10,444	5,859	135,394	(120,760)	112,277
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(31,153)	—	(31,153)
Net income attributable to RenaissanceRe	81,124	216	10,444	5,859	104,241	(120,760)	81,124
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income available to RenaissanceRe common shareholders	$75,529	$216	$10,444	$5,859	$104,241	$(120,760)	$75,529

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income	$81,124	$216	$10,444	$5,859	$135,394	$(120,760)	$112,277
Change in net unrealized gains on investments	—	—	—	—	(733)	—	(733)
Comprehensive income	81,124	216	10,444	5,859	134,661	(120,760)	111,544
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(31,153)	—	(31,153)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(31,153)	—	(31,153)
Comprehensive income available to RenaissanceRe	$81,124	$216	$10,444	$5,859	$103,508	$(120,760)	$80,391

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,038,976	$—	$1,038,976
Net investment income	8,773	950	2,609	856	101,355	(7,894)	106,649
Net foreign exchange losses	(6)	—	—	—	(4,248)	—	(4,254)
Equity in earnings of other ventures	—	—	—	—	17,185	—	17,185
Other income	663	—	—	—	5,272	(663)	5,272
Net realized and unrealized losses on investments	(2,248)	(2,079)	(20,434)	—	(1,340)	—	(26,101)
Total revenues	7,182	(1,129)	(17,825)	856	1,157,200	(8,557)	1,137,727
Expenses
Net claims and claim expenses incurred	—	—	—	—	346,225	—	346,225
Acquisition expenses	—	—	—	—	183,193	—	183,193
Operational expenses	4,665	3,705	3	1,253	145,192	(6)	154,812
Corporate expenses	36,327	262	3	—	29,131	—	65,723
Interest expense	1,114	7,233	3,445	9,635	5,149	(856)	25,720
Total expenses	42,106	11,200	3,451	10,888	708,890	(862)	775,673
(Loss) income before equity in net income of subsidiaries and taxes	(34,924)	(12,329)	(21,276)	(10,032)	448,310	(7,695)	362,054
Equity in net income of subsidiaries	368,315	7,513	29,533	59,262	—	(464,623)	—
Income (loss) before taxes	333,391	(4,816)	8,257	49,230	448,310	(472,318)	362,054
Income tax benefit	—	34,012	7,990	3,511	8,806	—	54,319
Net income	333,391	29,196	16,247	52,741	457,116	(472,318)	416,373
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(82,982)	—	(82,982)
Net income attributable to RenaissanceRe	333,391	29,196	16,247	52,741	374,134	(472,318)	333,391
Dividends on preference shares	(16,786)	—	—	—	—	—	(16,786)
Net income available to RenaissanceRe common shareholders	$316,605	$29,196	$16,247	$52,741	$374,134	$(472,318)	$316,605

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$333,391	$29,196	$16,247	$52,741	$457,116	$(472,318)	$416,373
Change in net unrealized gains on investments	—	—	—	—	(1,156)	—	(1,156)
Comprehensive income	333,391	29,196	16,247	52,741	455,960	(472,318)	415,217
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(82,982)	—	(82,982)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(82,982)	—	(82,982)
Comprehensive income available to RenaissanceRe	$333,391	$29,196	$16,247	$52,741	$372,978	$(472,318)	$332,235

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(7,644)	$1,847	$(11,062)	$(35,171)	$422,033	$370,003
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	272,710	62,959	113,947	—	6,059,403	6,509,019
Purchases of fixed maturity investments trading	(336,345)	(115,849)	(259,165)	—	(6,033,479)	(6,744,838)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	5,931	5,931
Net (purchases) sales of equity investments trading	—	(2,392)	192,911	—	(7,407)	183,112
Net sales (purchases) of short term investments	122,656	67,986	(41,881)	—	(19,892)	128,869
Net purchases of other investments	—	—	—	—	(56,765)	(56,765)
Net sales of other assets	—	—	—	—	400	400
Dividends and return of capital from subsidiaries	408,189	2,900	—	9,300	(420,389)	—
Contributions to subsidiaries	(91,001)	—	—	—	91,001	—
Due (from) to subsidiary	(3,497)	(22,502)	(108)	27,724	(1,617)	—
Net cash provided by (used in) investing activities	372,712	(6,898)	5,704	37,024	(382,814)	25,728
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(38,886)	—	—	—	—	(38,886)
Dividends paid – preference shares	(16,786)	—	—	—	—	(16,786)
RenaissanceRe common share repurchases	(309,434)	—	—	—	—	(309,434)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(45,496)	(45,496)
Net cash used in financing activities	(365,106)	—	—	—	(45,496)	(410,602)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	1,316	1,316
Net (decrease) increase in cash and cash equivalents	(38)	(5,051)	(5,358)	1,853	(4,961)	(13,555)
Cash and cash equivalents, beginning of period	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of period	$10,147	$857	$1,745	$2,530	$478,051	$493,330

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(34,806)	$(2,814)	$(7,564)	$(11,756)	$219,087	$162,147
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	39,429	29,074	45,087	—	6,843,139	6,956,729
Purchases of fixed maturity investments trading	(119,725)	(42,840)	—	—	(7,032,228)	(7,194,793)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	6,741	6,741
Net sales (purchases) of equity investments trading	—	33,682	(274,567)	—	87,433	(153,452)
Net sales of short term investments	26,847	1,133	236,548	—	631,499	896,027
Net sales of other investments	—	—	—	—	7,033	7,033
Net purchases of investments in other ventures	—	—	—	—	(45)	(45)
Net sales of other assets	—	—	—	—	4,500	4,500
Dividends and return of capital from subsidiaries	1,260,632	180,000	—	20,800	(1,461,432)	—
Contributions to subsidiaries	(287,889)	(13,850)	—	(185,000)	486,739	—
Due to (from) subsidiaries	281,726	(183,621)	20	(116,709)	18,584	—
Net purchase of Platinum	(904,433)	—	1,537	—	224,744	(678,152)
Net cash provided by (used in) investing activities	296,587	3,578	8,625	(280,909)	(183,293)	(155,412)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(40,883)	—	—	—	—	(40,883)
Dividends paid – preference shares	(16,786)	—	—	—	—	(16,786)
RenaissanceRe common share repurchases	(197,350)	—	—	—	—	(197,350)
Net issuance of debt	—	—	—	299,400	146,189	445,589
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(187,339)	(187,339)
Net cash (used in) provided by financing activities	(255,019)	—	—	299,400	(41,150)	3,231
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(11,004)	(11,004)
Net increase (decrease) in cash and cash equivalents	6,762	764	1,061	6,735	(16,360)	(1,038)
Cash and cash equivalents, beginning of period	5,986	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of period	$12,748	$1,797	$1,061	$6,735	$502,205	$524,546
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
NOTE 14.     SUBSEQUENT EVENTS
Hurricane Matthew
The Company currently estimates, on a preliminary basis, Hurricane Matthew will have a net negative impact of approximately $75.0 million on its results for the fourth quarter of 2016.
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest - DaVinci Re. The Company’s estimate of Hurricane Matthew’s impact on the financial results of the Company is based on a review of its potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of this event, delays in receiving claims data, uncertainties in the state of Florida relating to practices referred to as “assignment of benefits”, potential complexities relating to unmodeled flood exposure and other contingencies, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from this event. Accordingly, the Company’s actual net negative impact from this event will vary from these estimates, perhaps significantly. Changes in estimates will be recorded in the period in which they occur.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015, respectively. The following also includes a discussion of our liquidity and capital resources at September 30, 2016. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2015. On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. Our results of operations for the first nine months of 2016 included the results of Platinum for the period January 1, 2016 through September 30, 2016, compared to the first nine months of 2015, which included the results of operations of Platinum for the period March 2, 2015 (the date of acquisition) through September 30, 2015. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Potential Change to Segments
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. As a result of the evolution of the Company following its acquisition of Platinum, the integration of Platinum’s activities within the Company, our increased focus on casualty and specialty lines of business, our current management structure including recent management changes, and our current underwriting platforms, it is likely that we will change our reportable segments to “Property” and “Casualty and Specialty” in the future. The expected new segment presentation is based on extensive work performed during 2016, some of which is still ongoing, to recast our current and prior periods within our financial systems to conform to this new presentation. We expect to complete this work in the fourth quarter of 2016 and present our full year results for 2016 based on the new segments. However, the timing of the expected segment change will depend on the satisfactory completion of this work, including transactional and financial systems internal controls testing. All prior periods presented will be reclassified to conform to this new presentation.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2016, compared to the third quarter of 2015.

Three months ended September 30,	2016	2015	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$430,224	$369,642	$60,582
Net premiums written	$284,222	$266,820	$17,402
Net premiums earned	$346,521	$362,388	$(15,867)
Net claims and claim expenses incurred	112,575	100,028	12,547
Acquisition expenses	80,580	78,126	2,454
Operational expenses	40,493	54,518	(14,025)
Underwriting income	$112,873	$129,716	$(16,843)

Net investment income	$51,423	$28,338	$23,085
Net realized and unrealized gains (losses) on investments	59,870	(41,138)	101,008
Change in net unrealized gains on fixed maturity investments available for sale	(113)	(243)	130
Total investment result	$111,180	$(13,043)	$124,223

Net income	$188,061	$112,277	$75,784
Net income available to RenaissanceRe common shareholders	$146,825	$75,529	$71,296

Net income available to RenaissanceRe common shareholders per common share – diluted	$3.56	$1.66	$1.90
Dividends per common share	$0.31	$0.30	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	45.7%	47.0%	(1.3)%
Net claims and claim expense ratio – prior accident years	(13.2)%	(19.4)%	6.2%
Net claims and claim expense ratio – calendar year	32.5%	27.6%	4.9%
Underwriting expense ratio	34.9%	36.6%	(1.7)%
Combined ratio	67.4%	64.2%	3.2%

Return on average common equity - annualized	13.5%	6.9%	6.6%

Book value	September 30, 2016	June 30, 2016	Change
Book value per common share	$107.10	$103.70	$3.40
Accumulated dividends per common share	16.41	16.10	0.31
Book value per common share plus accumulated dividends	$123.51	$119.80	$3.71
Change in book value per common share plus change in accumulated dividends	3.6%

Balance sheet highlights	September 30, 2016	June 30, 2016	Change
Total assets	$12,659,531	$12,544,763	$114,768
Total shareholders’ equity attributable to RenaissanceRe	$4,807,790	$4,703,217	$104,573

Net income available to RenaissanceRe common shareholders was $146.8 million in the third quarter of 2016, compared to $75.5 million in the third quarter of 2015, an increase of $71.3 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2016, we generated an annualized return on average common equity of 13.5% and our book value per common share increased from $103.70 at June 30, 2016 to $107.10 at September 30, 2016, a 3.6% increase, after considering the change in accumulated dividends paid to our common shareholders and the impact of 321 thousand common shares being repurchased in open market transactions, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the third quarter of 2016, on a comparative basis to the third quarter of 2015, include:

•
Higher Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was $111.2 million in the third quarter of 2016, compared to a $13.0 million loss in the third quarter of 2015, an increase of $124.2 million. The total investment result during the third quarter of 2016 was primarily driven by net unrealized gains on equity investments trading as a result of the strong performance of a number of our equity positions and net realized gains in our fixed maturity investment portfolio. Partially offsetting these items was a modest level of net unrealized losses in our portfolio of fixed maturity investments trading, principally the result of an upward shift of the yield curve; partially offset by

•
Lower Underwriting Income - we generated underwriting income of $112.9 million and a combined ratio of 67.4% in the third quarter of 2016, compared to $129.7 million and 64.2%, respectively, in the third quarter of 2015. The increase in the combined ratio in the third quarter of 2016, compared to the third quarter of 2015, was primarily driven by an increase in net claims and claim expenses adding 4.9 percentage points to the combined ratio due to a decrease in favorable development on prior accident year net claims and claim reserves to $45.8 million in the third quarter of 2016, from $70.4 million in the third quarter of 2015. The increase in combined ratio was partially offset by a decrease in underwriting expenses reducing the combined ratio by 1.7 percentage points; and

•
Equity in Losses of Other Ventures - during the third quarter of 2016, our equity in losses of other ventures was a loss of $11.6 million, compared to equity in earnings of other ventures of a gain of $5.7 million in the third quarter of 2015, a decrease of $17.4 million. Equity in losses of other ventures during the third quarter of 2016 was primarily impacted by a $15.0 million loss related to the Company’s 50% ownership in Top Layer Re. During the third quarter of 2016, Top Layer Re reduced its estimated ultimate claim and claim expenses and related reinsurance recoverable associated with the 2011 Tohoku Earthquake to $Nil as a result of favorable loss emergence, resulting in an increase in underwriting income for Top Layer Re for the third quarter of 2016. However, the increase in underwriting income was more than offset by the reversal of an unrealized foreign exchange gain related to the reserve for claims and claim expenses, which were denominated in Japanese Yen. While Top Layer Re had fully hedged its net economic exposure to Japanese Yen associated with this loss since inception, because the hedged net liability went to $Nil, Top Layer Re recorded an unrealized foreign exchange loss for the quarter. If the reserve for net claims and claim expenses had been paid in full, rather than being reduced to $Nil, there would have been no financial statement impact to Top Layer Re.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Three months ended September 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$67,394	$81,692	$(14,298)
Net premiums written	$37,526	$55,182	$(17,656)
Net premiums earned	$121,062	$159,641	$(38,579)
Net claims and claim expenses incurred	927	22,319	(21,392)
Acquisition expenses	7,603	14,048	(6,445)
Operational expenses	16,355	23,513	(7,158)
Underwriting income	$96,177	$99,761	$(3,584)

Net claims and claim expenses incurred – current accident year	$18,267	$36,244	$(17,977)
Net claims and claim expenses incurred – prior accident years	(17,340)	(13,925)	(3,415)
Net claims and claim expenses incurred – total	$927	$22,319	$(21,392)

Net claims and claim expense ratio – current accident year	15.1%	22.7%	(7.6)%
Net claims and claim expense ratio – prior accident years	(14.3)%	(8.7)%	(5.6)%
Net claims and claim expense ratio – calendar year	0.8%	14.0%	(13.2)%
Underwriting expense ratio	19.8%	23.5%	(3.7)%
Combined ratio	20.6%	37.5%	(16.9)%

Catastrophe Reinsurance Gross Premiums Written – In the third quarter of 2016, our Catastrophe Reinsurance segment gross premiums written decreased by $14.3 million, or 17.5%, to $67.4 million, compared to $81.7 million in the third quarter of 2015. Market conditions remained challenging during the third quarter of 2016 and we continued to exercise underwriting discipline given prevailing market terms and conditions.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment were $29.9 million in the third quarter of 2016, compared to $26.5 million in the third quarter of 2015, an increase of $3.4 million, or 12.7%, primarily reflecting an increase in purchases of retrocessional reinsurance given prevailing market conditions.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $96.2 million in the third quarter of 2016, compared to $99.8 million in the third quarter of 2015, a decrease of $3.6 million. In the third quarter of 2016, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 0.8%, an underwriting expense ratio of 19.8% and a combined ratio of 20.6%, compared to 14.0%, 23.5% and 37.5%, respectively, in the third quarter of 2015.
Our Catastrophe Reinsurance segment underwriting income and combined ratio in the third quarter of 2016, compared to the third quarter of 2015, were principally impacted by the decrease in net premiums earned, partially offset by a $21.4 million decrease in net claims and claim expenses and a $13.6 million decrease in underwriting expenses. The decrease in underwriting expenses in the third quarter of 2016, compared to the third quarter of 2015, was principally driven by a $38.6 million decrease in net premiums earned, combined with increased profit commissions earned due to the relatively low level of insured catastrophe loss activity we experienced during the third quarter of 2016.
We experienced $17.3 million of favorable development on prior accident year net claims and claim reserves within our Catastrophe Reinsurance segment during the third quarter of 2016, compared to $13.9 million in the third quarter of 2015. The $17.3 million of favorable development in the third quarter of 2016 was principally driven by a reduction in estimated ultimate losses of $7.2 million associated with the 2015 Tianjin Explosion, as well as a reduction in estimated ultimate losses associated with a number of relatively small catastrophe events from 2015.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $19.4 million and $20.0 million in the third quarter of 2016 and 2015, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 16.1% and 12.5%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $31.0 million and $30.8 million in the third quarter of 2016 and 2015, respectively.
Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Three months ended September 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$270,876	$214,372	$56,504
Net premiums written	$177,331	$155,987	$21,344
Net premiums earned	$150,766	$146,213	$4,553
Net claims and claim expenses incurred	82,113	41,005	41,108
Acquisition expenses	52,019	50,432	1,587
Operational expenses	15,360	17,542	(2,182)
Underwriting income	$1,274	$37,234	$(35,960)

Net claims and claim expenses incurred – current accident year	$102,025	$96,737	$5,288
Net claims and claim expenses incurred – prior accident years	(19,912)	(55,732)	35,820
Net claims and claim expenses incurred – total	$82,113	$41,005	$41,108

Net claims and claim expense ratio – current accident year	67.7%	66.2%	1.5%
Net claims and claim expense ratio – prior accident years	(13.2)%	(38.2)%	25.0%
Net claims and claim expense ratio – calendar year	54.5%	28.0%	26.5%
Underwriting expense ratio	44.7%	46.5%	(1.8)%
Combined ratio	99.2%	74.5%	24.7%

Specialty Reinsurance Gross Premiums Written – In the third quarter of 2016, our Specialty Reinsurance segment gross premiums written increased $56.5 million, or 26.4%, to $270.9 million, compared to $214.4 million in the third quarter of 2015, principally driven by an increase in mortgage reinsurance opportunities reflected in our credit line of business. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at September 30, 2016 reflected a relatively larger proportion of quota share, or proportional, reinsurance compared to excess of loss reinsurance than in many of our comparative periods. Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future. Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance. In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment increased $35.2 million to $93.5 million in the third quarter of 2016, compared to $58.4 million in the third quarter of 2015, primarily reflecting an increase in the purchase of retrocessional reinsurance given prevailing market conditions.
Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $1.3 million in the third quarter of 2016, compared to $37.2 million in the third quarter of 2015. In the third quarter of 2016, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 54.5%, an underwriting expense ratio of 44.7% and a combined ratio of 99.2%, compared to 28.0%, 46.5% and 74.5%, respectively, in the third quarter of 2015. The increase in our Specialty Reinsurance segment’s combined ratio was driven by a 26.5 percentage point increase in the net claims and claim expense ratio in the third quarter of 2016, compared to the third quarter of 2015, principally driven by a $35.8 million decrease in favorable development on prior accident years net claims and claim expenses.
We experienced $19.9 million of favorable development on prior accident years net claims and claim reserves within our Specialty Reinsurance segment during the third quarter of 2016, compared to $55.7 million in the third quarter of 2015. The favorable development on prior accident years net claims and claim expenses of $19.9 million in the third quarter of 2016 was principally driven by actual reported losses coming in better than expected on attritional net claims and claim expenses.

Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Three months ended September 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$91,954	$73,578	$18,376
Net premiums written	$69,365	$55,651	$13,714
Net premiums earned	$74,693	$56,534	$18,159
Net claims and claim expenses incurred	29,337	36,425	(7,088)
Acquisition expenses	20,958	13,654	7,304
Operational expenses	8,760	13,427	(4,667)
Underwriting income (loss)	$15,638	$(6,972)	$22,610

Net claims and claim expenses incurred – current accident year	$38,068	$37,397	$671
Net claims and claim expenses incurred – prior accident years	(8,731)	(972)	(7,759)
Net claims and claim expenses incurred – total	$29,337	$36,425	$(7,088)

Net claims and claim expense ratio – current accident year	51.0%	66.1%	(15.1)%
Net claims and claim expense ratio – prior accident years	(11.7)%	(1.7)%	(10.0)%
Net claims and claim expense ratio – calendar year	39.3%	64.4%	(25.1)%
Underwriting expense ratio	39.8%	47.9%	(8.1)%
Combined ratio	79.1%	112.3%	(33.2)%
			1,000
Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $18.4 million, or 25.0%, to $92.0 million in the third quarter of 2016, compared to $73.6 million in the third quarter of 2015, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging overall market conditions.
Lloyd’s Ceded Premiums Written – Ceded premiums written in our Lloyd’s segment were $22.6 million in the third quarter of 2016, compared to $17.9 million in the third quarter of 2015, an increase of $4.7 million, or 26.0%, primarily reflecting an increase in purchases of retrocessional reinsurance given prevailing market conditions.
Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $15.6 million and a combined ratio of 79.1% in the third quarter of 2016, compared to an underwriting loss of $7.0 million and a combined ratio of 112.3% in the third quarter of 2015.
Impacting the combined ratio in our Lloyd’s segment during the third quarter of 2016, compared to the third quarter of 2015, was an $18.2 million increase in net premiums earned and favorable development on prior accident years net claims and claim expenses of $8.7 million.
Our Lloyd’s segment experienced $8.7 million of favorable development on prior accident years net claims and claim expenses in the third quarter of 2016, compared to $1.0 million in the third quarter of 2015, principally driven by actual reported loss activity coming in lower than expected.

Net Investment Income

Three months ended September 30,	2016	2015	Change
(in thousands)
Fixed maturity investments	$39,959	$37,023	$2,936
Short term investments	1,174	267	907
Equity investments trading	797	1,791	(994)
Other investments
Private equity investments	4,572	(14,505)	19,077
Other	8,765	7,261	1,504
Cash and cash equivalents	246	80	166
	55,513	31,917	23,596
Investment expenses	(4,090)	(3,579)	(511)
Net investment income	$51,423	$28,338	$23,085

Net investment income was $51.4 million in the third quarter of 2016, compared to $28.3 million in the third quarter of 2015. Impacting our net investment income for the third quarter of 2016 was higher net investment income in our portfolio of private equity investments, primarily driven by higher returns across the portfolio and higher net investment income in our portfolio of fixed maturity investments, principally driven by higher average invested assets in that portfolio.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $2.8 million in the third quarter of 2016, compared to unrealized losses of $13.9 million in the third quarter of 2015.
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended September 30,	2016	2015	Change
(in thousands)
Gross realized gains	$20,383	$9,160	$11,223
Gross realized losses	(3,363)	(13,720)	10,357
Net realized gains (losses) on fixed maturity investments	17,020	(4,560)	21,580
Net unrealized (losses) gains on fixed maturity investments trading	(4,235)	10,208	(14,443)
Net realized and unrealized gains (losses) on investments-related derivatives	1,727	(16,612)	18,339
Net realized gains (losses) on equity investments trading	127	(114)	241
Net unrealized gains (losses) on equity investments trading	45,231	(30,060)	75,291
Net realized and unrealized gains (losses) on investments	$59,870	$(41,138)	$101,008

Our investment portfolio strategy is to seek to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio.
Net realized and unrealized gains on investments were $59.9 million in the third quarter of 2016, compared to net realized and unrealized losses of $41.1 million in the third quarter of 2015, an increase of $101.0 million. Included in net realized and unrealized gains on investments are the following components:

•
net unrealized gains on equity investments trading of $45.2 million in the third quarter of 2016, compared to net realized and unrealized losses of $30.1 million in the third quarter of 2015, driven by the strong performance of a number of our equity positions during the third quarter of 2016; and

•
net realized and unrealized gains on certain investments-related derivatives of $1.7 million in the third quarter of 2016, compared to losses of $16.6 million in the third quarter of 2015, an improvement of $18.3 million, primarily due to an upward shift of the yield curve and a contraction of credit spreads, combined with net realized and unrealized gains on our portfolio of fixed maturity investments trading of $12.8 million during the third quarter of 2016, compared to net unrealized gains of $5.6 million in the third quarter of 2015, an improvement of $7.1 million.

Equity in (Losses) Earnings of Other Ventures

Three months ended September 30,	2016	2015	Change
(in thousands)
Tower Hill Companies	$3,422	$4,135	$(713)
Top Layer Re	(14,951)	1,738	(16,689)
Other	(101)	(143)	42
Total equity in (losses) earnings of other ventures	$(11,630)	$5,730	$(17,360)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in losses of other ventures was a loss of $11.6 million, compared to equity in earnings of other ventures of a gain of $5.7 million in the third quarter of 2015, a decrease of $17.4 million. Equity in losses of other ventures during the third quarter of 2016 was primarily impacted by a $15.0 million loss related to the Company’s 50% ownership in Top Layer Re. During the third quarter of 2016, Top Layer Re reduced its estimated ultimate claim and claim expenses and related reinsurance recoverable associated with the 2011 Tohoku Earthquake to $Nil as a result of favorable loss emergence, resulting in an increase in underwriting income for Top Layer Re for the third quarter of 2016. However, the increase in underwriting income was more than offset by the reversal of an unrealized foreign exchange gain related to the reserve for claims and claim expenses, which were denominated in Japanese Yen. While Top Layer Re had fully hedged its net economic exposure to Japanese Yen associated with this loss since inception, because the hedged net liability went to $Nil, Top Layer Re recorded an unrealized foreign exchange loss for the quarter. If the reserve for net claims and claim expenses had been paid in full, rather than being reduced to $Nil, there would have been no financial statement impact to Top Layer Re.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income

Three months ended September 30,	2016	2015	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$2,195	$1,749	$446
Other items	73	557	(484)
Total other income	$2,268	$2,306	$(38)

In the third quarter of 2016, we generated other income of $2.3 million, compared to $2.3 million in the third quarter of 2015.

Corporate Expenses

Three months ended September 30,	2016	2015	Change
(in thousands)
Total corporate expenses	$11,537	$7,322	$4,215

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $11.5 million in the third quarter of 2016, compared to $7.3 million in the third quarter of 2015, primarily reflecting expenses associated with an executive retirement during the third quarter of 2016, partially offset by a decrease to $0.2 million of corporate expenses associated with the acquisition and integration of Platinum incurred during the third quarter of 2016, compared to $3.4 million in the third quarter of 2015.
Income Tax Benefit

Three months ended September 30,	2016	2015	Change
(in thousands)
Income tax benefit	$1,316	$4,573	$(3,257)

We recognized an income tax benefit of $1.3 million in the third quarter of 2016, compared to an income tax benefit of $4.6 million in the third quarter of 2015, principally driven by taxable losses in our U.S.-domiciled operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2016	2015	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(35,641)	$(31,153)	$(4,488)

Our net income attributable to redeemable noncontrolling interests was $35.6 million in the third quarter of 2016, compared to $31.2 million in the third quarter of 2015, principally due to an increase in the profitability of DaVinciRe and a decrease in our ownership in DaVinciRe to 24.0% at September 30, 2016, compared to 26.3% at September 30, 2015. We expect our ownership in DaVinciRe to fluctuate over time.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Nine months ended September 30,	2016	2015	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,051,485	$1,675,217	$376,268
Net premiums written	$1,315,813	$1,179,532	$136,281
Net premiums earned	$1,051,529	$1,038,976	$12,553
Net claims and claim expenses incurred	406,930	346,225	60,705
Acquisition expenses	215,177	183,193	31,984
Operational expenses	147,801	154,812	(7,011)
Underwriting income	$281,621	$354,746	$(73,125)

Net investment income	$134,410	$106,649	$27,761
Net realized and unrealized gains (losses) on investments	191,295	(26,101)	217,396
Change in net unrealized gains on fixed maturity investments available for sale	(472)	(986)	514
Total investment result	$325,233	$79,562	$245,671

Net income	$538,798	$416,373	$122,425
Net income available to RenaissanceRe common shareholders	$411,145	$316,605	$94,540

Net income available to RenaissanceRe common shareholders per common share – diluted	$9.71	$7.19	$2.52
Dividends per common share	$0.93	$0.90	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	46.0%	45.4%	0.6%
Net claims and claim expense ratio – prior accident years	(7.3)%	(12.1)%	4.8%
Net claims and claim expense ratio – calendar year	38.7%	33.3%	5.4%
Underwriting expense ratio	34.5%	32.6%	1.9%
Combined ratio	73.2%	65.9%	7.3%

Return on average common equity - annualized	12.6%	10.2%	2.4%

Book value	September 30, 2016	December 31, 2015	Change
Book value per common share	$107.10	$99.13	$7.97
Accumulated dividends per common share	16.41	15.48	0.93
Book value per common share plus accumulated dividends	$123.51	$114.61	$8.90
Change in book value per common share plus change in accumulated dividends	9.0%

Balance sheet highlights	September 30, 2016	December 31, 2015	Change
Total assets	$12,659,531	$11,555,287	$1,104,244
Total shareholders’ equity attributable to RenaissanceRe	$4,807,790	$4,732,184	$75,606

Net income available to RenaissanceRe common shareholders was $411.1 million in the first nine months of 2016, compared to $316.6 million in the first nine months of 2015, an increase of $94.5 million. As a result of our net income available to RenaissanceRe common shareholders in the first nine months of 2016, we generated an annualized return on average common equity of 12.6% and our book value per common share increased from $99.13 at December 31, 2015 to $107.10 at September 30, 2016, a 9.0% increase, after considering the change in accumulated dividends paid to our common shareholders, and the impact of repurchasing an aggregate of 2.7 million common shares in open market transactions, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the first nine months of 2016, on a comparative basis to the first nine months of 2015, include:

•
Higher Investment Results - our total investment result of $325.2 million in the first nine months of 2016, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, increased $245.7 million from $79.6 million in the first nine months of 2015. The total investment result in the first nine months of 2016 was primarily driven by net unrealized gains in our portfolio of fixed maturity investments trading, principally the result of a decrease in U.S. treasury yields and a flattening of the yield curve during the period, combined with an increase in net investment income in our portfolio of fixed maturity investments, driven by an increase in average invested assets, and net realized and unrealized gains on equity investments trading as a result of the strong performance of a number of our equity positions during the period. Partially offsetting these items were net realized and unrealized losses on certain investment-related derivatives due to the flattening of the yield curve, noted above; and

•
Lower Corporate Expenses - our corporate expenses decreased $40.2 million to $25.5 million in the first nine months of 2016, compared to $65.7 million in the first nine months of 2015, primarily reflecting a decrease to $2.0 million of corporate expenses associated with the acquisition and integration of Platinum incurred during the first nine months of 2016, compared to $51.9 million in the first nine months of 2015, partially offset by expenses associated with an executive retirement during the third quarter of 2016; partially offset by

•
Lower Underwriting Income - we generated underwriting income of $281.6 million and a combined ratio of 73.2% in the first nine months of 2016, compared to $354.7 million and 65.9%, respectively, in the first nine months of 2015, a decrease of $73.1 million and an increase of 7.3 percentage points, respectively. The increase in the combined ratio in the first nine months of 2016, compared to the first nine months of 2015, was primarily driven by higher net claims and claim expenses and an increase in underwriting expenses, adding 5.4 and 1.9 percentage points, respectively, to the combined ratio. Included in net claims and claim expenses in the first nine months of 2016 was an aggregate of $65.4 million associated with a number of weather-related events in Texas (the “2016 Texas Events”) and a wildfire originating near Fort McMurray, Alberta (the “Fort McMurray Wildfire”). The net negative impact of these events on our consolidated underwriting result was $54.9 million, and these events added 5.6 percentage points to our consolidated combined ratio. The net negative impact of these events on our net income available to RenaissanceRe common shareholders was $45.1 million. See below for additional information related to the 2016 Texas Events and the Fort McMurray Wildfire;

•
Higher Income Tax Expense - we recognized $8.0 million of income tax expense in the first nine months of 2016, compared to an income tax benefit of $54.3 million in the first nine months of 2015, representing a $62.4 million change in income tax expense, primarily due to a decrease in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in the first nine months of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum; and

•
Higher Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $110.9 million in the first nine months of 2016, compared to $83.0 million in the first nine months of 2015, principally due to an increase in the profitability of DaVinciRe. Our ownership in DaVinciRe was 24.0% at September 30, 2016, compared to 26.3% at September 30, 2015.

Net Negative Impact of the 2016 Texas Events and the Fort McMurray Wildfire
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest - DaVinci Re. Our estimate of the net negative impact of the 2016 Texas Events and the Fort McMurray Wildfire are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of these catastrophe events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from these events will vary from these estimates, perhaps significantly. Changes in these estimates will be recorded in the period in which they occur.
The supplemental financial data below provides additional information detailing the net negative impact of the 2016 Texas Events and the Fort McMurray Wildfire on our consolidated financial statements for the nine months ended September 30, 2016.

Nine months ended September 30, 2016	2016 Texas Events	Fort McMurray Wildfire	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(37,332)	$(28,061)	$(65,393)
Assumed reinstatement premiums earned	6,700	5,261	11,961
Ceded reinstatement premiums earned	—	(71)	(71)
Lost profit commissions	(1,060)	(371)	(1,431)
Net negative impact on underwriting result	(31,692)	(23,242)	(54,934)
Redeemable noncontrolling interest - DaVinciRe	5,639	4,245	9,884
Net negative impact	$(26,053)	$(18,997)	$(45,050)
Percentage point impact on consolidated combined ratio	3.2	2.3	5.6

Net negative impact on Catastrophe Reinsurance segment underwriting result	$(27,073)	$(18,754)	$(45,827)
Net negative impact on Specialty Reinsurance segment underwriting result	(3,569)	(500)	(4,069)
Net negative impact on Lloyd's segment underwriting result	(1,050)	(3,988)	(5,038)
Net negative impact on underwriting result	$(31,692)	$(23,242)	$(54,934)

Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. Our results of operations for the first nine months of 2016 included the results of the legacy business acquired from Platinum for the period January 1, 2016 through September 30, 2016, compared to the first nine months of 2015, which included the results of operations of Platinum for the period March 2, 2015 (the date of acquisition) through September 30, 2015.

Underwriting Results by Segment
Catastrophe Reinsurance
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Nine months ended September 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$825,271	$856,305	$(31,034)
Net premiums written	$481,956	$548,312	$(66,356)
Net premiums earned	$399,663	$466,113	$(66,450)
Net claims and claim expenses incurred	64,878	85,289	(20,411)
Acquisition expenses	33,410	41,016	(7,606)
Operational expenses	55,308	65,966	(10,658)
Underwriting income	$246,067	$273,842	$(27,775)

Net claims and claim expenses incurred – current accident year	$102,471	$127,702	$(25,231)
Net claims and claim expenses incurred – prior accident years	(37,593)	(42,413)	4,820
Net claims and claim expenses incurred – total	$64,878	$85,289	$(20,411)

Net claims and claim expense ratio – current accident year	25.6%	27.4%	(1.8)%
Net claims and claim expense ratio – prior accident years	(9.4)%	(9.1)%	(0.3)%
Net claims and claim expense ratio – calendar year	16.2%	18.3%	(2.1)%
Underwriting expense ratio	22.2%	22.9%	(0.7)%
Combined ratio	38.4%	41.2%	(2.8)%

Catastrophe Reinsurance Gross Premiums Written – In the first nine months of 2016, our Catastrophe Reinsurance segment gross premiums written decreased by $31.0 million, or 3.6%, to $825.3 million, compared to $856.3 million in the first nine months of 2015. Market conditions remained challenging during the first nine months of 2016, resulting in decreased gross premiums written on certain programs and transactions. However, we were able to increase our participation on a select number of transactions we believe have comparably attractive risk-return attributes, while continuing to exercise underwriting discipline given prevailing market terms and conditions. Included in gross premiums written in the Catastrophe Reinsurance segment in the first nine months of 2016 was $11.6 million of reinstatement premiums associated with the 2016 Texas Events and the Fort McMurray Wildfire.
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
Catastrophe Reinsurance Ceded Premiums Written – Ceded premiums written in our Catastrophe Reinsurance segment increased $35.3 million to $343.3 million in the first nine months of 2016, compared to $308.0 million in the first nine months of 2015, primarily reflecting an increase in purchases of retrocessional reinsurance given prevailing market conditions.
Catastrophe Reinsurance Underwriting Results – Our Catastrophe Reinsurance segment generated underwriting income of $246.1 million in the first nine months of 2016, compared to $273.8 million in the first nine months of 2015, a decrease of $27.8 million. In the first nine months of 2016, our Catastrophe Reinsurance segment generated a net claims and claim expense ratio of 16.2%, an underwriting expense ratio of 22.2% and a combined ratio of 38.4%, compared to 18.3%, 22.9% and 41.2%, respectively, in the first nine months of 2015.
The $27.8 million decrease in underwriting income in our Catastrophe Reinsurance segment in the first nine months of 2016, compared to the first nine months of 2015, was principally driven by a $66.5 million decrease in net premiums earned, as a result of the decline in gross premiums written combined with the increase in ceded premiums written, partially offset by a $20.4 million decrease in net claims and claim expenses, despite the occurrence of the 2016 Texas Events and the Fort McMurray Wildfire contributing $32.5 million and $23.5 million of net claims and claim expenses, respectively. The net negative impact on our Catastrophe Reinsurance segment underwriting result from the 2016 Texas Events and the Fort McMurray Wildfire was $27.1 million and $18.8 million, respectively, and increased the Catastrophe Reinsurance segment combined ratio by 8.8 and 6.3 percentage points, respectively.
During the first nine months of 2016 we experienced $37.6 million of favorable development on prior year reserves within our Catastrophe Reinsurance segment, compared to $42.4 million in the first nine months of 2015. The favorable development on prior accident years net claims and claim expenses in the first nine months of 2016 was principally driven by $35.7 million of favorable development primarily attributable to a number of relatively small catastrophe events.
We have entered into joint ventures and specialized quota share cessions for portions of our book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these fees have reduced our underwriting expense ratios. These fees totaled $51.8 million and $53.5 million in the first nine months of 2016 and 2015, respectively, and resulted in a corresponding decrease to the Catastrophe Reinsurance segment underwriting expense ratio of 13.0% and 11.5%, respectively. In addition, we are entitled to certain fee income and profit commissions from DaVinci. Because the results of DaVinci, and its parent DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Catastrophe Reinsurance segment was $83.8 million and $84.7 million in the first nine months of 2016 and 2015, respectively.

Specialty Reinsurance
Below is a summary of the underwriting results and ratios for our Specialty Reinsurance segment:

Nine months ended September 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$840,598	$498,676	$341,922
Net premiums written	$569,842	$399,769	$170,073
Net premiums earned	$443,252	$396,673	$46,579
Net claims and claim expenses incurred	241,666	166,655	75,011
Acquisition expenses	127,871	99,372	28,499
Operational expenses	57,092	49,579	7,513
Underwriting income	$16,623	$81,067	$(64,444)

Net claims and claim expenses incurred – current accident year	$275,520	$250,316	$25,204
Net claims and claim expenses incurred – prior accident years	(33,854)	(83,661)	49,807
Net claims and claim expenses incurred – total	$241,666	$166,655	$75,011

Net claims and claim expense ratio – current accident year	62.2%	63.1%	(0.9)%
Net claims and claim expense ratio – prior accident years	(7.7)%	(21.1)%	13.4%
Net claims and claim expense ratio – calendar year	54.5%	42.0%	12.5%
Underwriting expense ratio	41.7%	37.6%	4.1%
Combined ratio	96.2%	79.6%	16.6%

Specialty Reinsurance Gross Premiums Written – In the first nine months of 2016, our Specialty Reinsurance segment gross premiums written increased $341.9 million, or 68.6%, to $840.6 million, compared to $498.7 million in the first nine months of 2015, principally driven by select organic growth, primarily related to mortgage reinsurance opportunities reflected in our credit line of business. In addition, our Specialty Reinsurance segment casualty line of business was impacted in the first nine months of 2016 by business acquired in connection with our acquisition of Platinum, for the period from January 1, 2016 through September 30, 2016, compared to the first nine months of 2015, which included gross premiums written from Platinum for the period from March 2, 2015 (the date of acquisition) through September 30, 2015. Our specialty reinsurance premiums are prone to significant volatility as this business can be influenced by a small number of relatively large transactions.
Our Specialty Reinsurance segment gross premiums written in force at September 30, 2016 reflected a relatively larger proportion of quota share, or proportional, reinsurance compared to excess of loss reinsurance than in many of our comparative periods. Our relative mix of business between quota share, or proportional business, and excess of loss business has fluctuated in the past and will likely vary in the future. Quota share business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance.  In addition, quota share coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Specialty Reinsurance segment have been impacted by a trend towards increased ceding commissions on our assumed quota share reinsurance.
Specialty Reinsurance Ceded Premiums Written – Ceded premiums written in our Specialty Reinsurance segment increased $171.8 million to $270.8 million in the first nine months of 2016, compared to $98.9 million in the first nine months of 2015, primarily reflecting an increase in the purchase of retrocessional reinsurance given prevailing market conditions.

Specialty Reinsurance Underwriting Results – Our Specialty Reinsurance segment generated underwriting income of $16.6 million in the first nine months of 2016, compared to underwriting income of $81.1 million in the first nine months of 2015. In the first nine months of 2016, our Specialty Reinsurance segment generated a net claims and claim expense ratio of 54.5%, an underwriting expense ratio of 41.7% and a combined ratio of 96.2%, compared to 42.0%, 37.6% and 79.6%, respectively, in the first nine months of 2015.
Our Specialty Reinsurance segment’s combined ratio was impacted by a 4.1 percentage point increase in the underwriting expense ratio in the first nine months of 2016, compared to the first nine months of 2015. Operational expenses in our Specialty Reinsurance segment have increased to support the growth in this segment and we have incurred higher acquisition expenses associated with the growth in our casualty and credit line of business. Our Specialty Reinsurance segment net claims and claim expense ratio increased 12.5 percentage points in the first nine months of 2016, compared to the first nine months of 2015, principally driven by a decrease in favorable development on prior accident years net claims and claim expenses of $49.8 million. The favorable development on prior accident years net claims and claim expenses of $33.9 million in the first nine months of 2016 was principally driven by actual reported losses coming in better than expected and $6.1 million of favorable development associated with actuarial assumption changes.
Lloyd’s Segment
Below is a summary of the underwriting results and ratios for our Lloyd’s segment:

Nine months ended September 30,	2016	2015	Change
(in thousands, except percentages)
Gross premiums written	$385,616	$320,326	$65,290
Net premiums written	$264,015	$231,540	$32,475
Net premiums earned	$208,614	$176,279	$32,335
Net claims and claim expenses incurred	100,185	93,951	6,234
Acquisition expenses	53,896	42,557	11,339
Operational expenses	35,302	39,086	(3,784)
Underwriting income	$19,231	$685	$18,546

Net claims and claim expenses incurred – current accident year	$105,583	$93,778	$11,805
Net claims and claim expenses incurred – prior accident years	(5,398)	173	(5,571)
Net claims and claim expenses incurred – total	$100,185	$93,951	$6,234

Net claims and claim expense ratio – current accident year	50.6%	53.2%	(2.6)%
Net claims and claim expense ratio – prior accident years	(2.6)%	0.1%	(2.7)%
Net claims and claim expense ratio – calendar year	48.0%	53.3%	(5.3)%
Underwriting expense ratio	42.8%	46.3%	(3.5)%
Combined ratio	90.8%	99.6%	(8.8)%

Lloyd’s Gross Premiums Written – Gross premiums written in our Lloyd’s segment increased $65.3 million, or 20.4%, to $385.6 million in the first nine months of 2016, compared to $320.3 million in the first nine months of 2015, primarily due to Syndicate 1458 continuing to grow organically in the Lloyd’s marketplace, notwithstanding challenging overall market conditions.
Lloyd’s Ceded Premiums Written – Ceded premiums written in our Lloyd’s segment increased $32.8 million to $121.6 million in the first nine months of 2016, compared to $88.8 million in the first nine months of 2015, primarily reflecting purchases of retrocessional reinsurance for the casualty and property lines of business.

Lloyd’s Underwriting Results – Our Lloyd’s segment generated underwriting income of $19.2 million and a combined ratio of 90.8% in the first nine months of 2016, compared to generating underwriting income of $0.7 million and a combined ratio of 99.6%, respectively, in the first nine months of 2015. Impacting the combined ratio in the Lloyd’s segment during the first nine months of 2016, compared to the first nine months of 2015, was a 3.5 percentage point decrease in the underwriting expense ratio driven by the increase in net premiums earned and a 5.3 percentage point decrease in the net claims and claim expense ratio. Included in current accident year net claims and claim expenses was $5.4 million associated with the 2016 Texas Events and the Fort McMurray Wildfire, which increased the Lloyd’s segment combined ratio by 2.7 percentage points.
The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $5.4 million during the first nine months of 2016, compared to adverse development of $0.2 million during the first nine months of 2015, was principally driven by actual reported loss activity coming in lower than expected.
Net Investment Income

Nine months ended September 30,	2016	2015	Change
(in thousands)
Fixed maturity investments	$122,056	$96,753	$25,303
Short term investments	3,401	761	2,640
Equity investments trading	3,325	6,308	(2,983)
Other investments
Private equity investments	(430)	1,333	(1,763)
Other	17,109	11,443	5,666
Cash and cash equivalents	584	355	229
	146,045	116,953	29,092
Investment expenses	(11,635)	(10,304)	(1,331)
Net investment income	$134,410	$106,649	$27,761

Net investment income was $134.4 million in the first nine months of 2016, compared to $106.6 million in the first nine months of 2015, an increase of $27.8 million. Impacting our net investment income for the first nine months of 2016 was higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets and improved returns in our portfolio of other investments principally driven by our catastrophe bond portfolio.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $17.6 million in the first nine months of 2016, compared to net unrealized losses of $10.7 million in the first nine months of 2015.

Net Realized and Unrealized Gains (Losses) on Investments

Nine months ended September 30,	2016	2015	Change
(in thousands)
Gross realized gains	$60,794	$39,364	$21,430
Gross realized losses	(25,832)	(40,143)	14,311
Net realized gains (losses) on fixed maturity investments	34,962	(779)	35,741
Net unrealized gains (losses) on fixed maturity investments trading	125,501	(11,924)	137,425
Net realized and unrealized losses on investments-related derivatives	(26,873)	(1,004)	(25,869)
Net realized gains on equity investments trading	14,038	16,199	(2,161)
Net unrealized gains (losses) on equity investments trading	43,667	(28,593)	72,260
Net realized and unrealized gains (losses) on investments	$191,295	$(26,101)	$217,396

Our investment portfolio strategy is to seek to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio.
Net realized and unrealized gains on investments were $191.3 million in the first nine months of 2016, compared to net realized and unrealized losses on investments of $26.1 million in the first nine months of 2015, an increase of $217.4 million. Impacting our net realized and unrealized gains on investments was:

•
net realized and unrealized gains on our fixed maturity investments trading of $160.5 million in the first nine months of 2016, compared to losses of $12.7 million in the first nine months of 2015, which was positively impacted by a decrease in U.S. treasury yields and a flattening of the yield curve during the first nine months of 2016, partially offset by a corresponding increase of $25.9 million in net realized and unrealized losses on certain investments-related derivatives to a loss of $26.9 million; and

•
net realized and unrealized gains on equity investments trading of $57.7 million in the first nine months of 2016, compared to net realized and unrealized losses of $12.4 million in the first nine months of 2015, an improvement of $70.1 million, principally driven by the strong performance of a number of our equity positions in the first nine months of 2016.

Equity in (Losses) Earnings of Other Ventures

Nine months ended September 30,	2016	2015	Change
(in thousands)
Top Layer Re	$(10,283)	$6,528	$(16,811)
Tower Hill Companies	7,519	11,440	(3,921)
Other	(1,233)	(783)	(450)
Total equity in (losses) earnings of other ventures	$(3,997)	$17,185	$(21,182)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in the Tower Hill Companies and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in losses of other ventures was a loss of $4.0 million in the first nine months of 2016, compared to earnings of a gain of $17.2 million in the first nine months of 2015, with the decrease driven by Top Layer Re, combined with lower profitability in the Tower Hill Companies. Equity in losses of other ventures during the first nine months of 2016 was primarily impacted by a $10.3 million loss related to the Company’s 50% ownership in Top Layer Re. During the third quarter of 2016, Top Layer Re reduced its estimated ultimate claim and claim expenses and related reinsurance recoverable associated with the 2011 Tohoku Earthquake to $Nil as a result of favorable loss emergence, resulting in an increase in underwriting income for Top Layer Re for the third quarter of 2016. However, the increase in underwriting income was more than offset by the reversal of an unrealized foreign exchange gain related to the reserve for claims and claim expenses, which were denominated in Japanese Yen. While Top Layer Re had fully hedged its net economic exposure to Japanese Yen associated with this loss since inception, because the hedged net liability went to $Nil, Top Layer Re recorded an unrealized foreign exchange loss for the quarter. If the reserve for net claims and claim expenses had been paid in full, rather than being reduced to $Nil, there would have been no financial statement impact to Top Layer Re.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Other Income

Nine months ended September 30,	2016	2015	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$9,526	$4,228	$5,298
Other items	(525)	1,044	(1,569)
Total other income	$9,001	$5,272	$3,729

In the first nine months of 2016, we generated other income of $9.0 million, compared to $5.3 million in the first nine months of 2015, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Nine months ended September 30,	2016	2015	Change
(in thousands)
Total corporate expenses	$25,514	$65,723	$(40,209)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $40.2 million to $25.5 million in the first nine months of 2016, compared to $65.7 million in the first nine months of 2015, primarily reflecting a decrease to $2.0 million of corporate expenses associated with the acquisition and integration of Platinum incurred during the first nine months of 2016, compared to $51.9 million in the first nine months of 2015, partially offset by expenses associated with an executive retirement during the third quarter of 2016.

Income Tax (Expense) Benefit

Nine months ended September 30,	2016	2015	Change
(in thousands)
Income tax (expense) benefit	$(8,040)	$54,319	$(62,359)

We recognized an income tax expense of $8.0 million in the first nine months of 2016, compared to a $54.3 million income tax benefit in the first nine months of 2015, representing a change in income tax expense of $62.4 million, primarily due to a decrease in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in the first nine months of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum. For the first nine months of 2016 we have generated taxable income in our U.S.-domiciled operations and have therefore incurred an income tax expense.
Net Income Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2016	2015	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(110,867)	$(82,982)	$(27,885)

Our net income attributable to redeemable noncontrolling interests was $110.9 million in the first nine months of 2016, compared to $83.0 million in the first nine months of 2015. The $27.9 million increase in net income attributable to redeemable noncontrolling interests was principally due to an increase in the profitability of DaVinciRe and a decrease in our ownership of DaVinciRe to 24.0% at September 30, 2016, compared to 26.3% at September 30, 2015. We expect our ownership in DaVinciRe to fluctuate over time.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including among others, Bermuda, the U.S., the U.K. and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing the ability of us and our principal operating subsidiaries to pay dividends are discussed in detail in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” of our Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, RenaissanceRe’s principal operating subsidiaries returned capital, which included dividends declared and return of capital, net of capital contributions received, of $245.3 million (2015 - $975.8 million).
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
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor.  Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model.  The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. We are also subject to an early-warning level based on 120% of the ECR, which the BMA considers to be the target capital level, which may trigger additional reporting requirements or other enhanced oversight. As of September 30, 2016, our ECR ratio, calculated using the group standardized risk-based capital model of the BMA, was in excess of the target capital level. Our 2015 group BSCR exceeded the target level of required statutory capital.
Bermuda Subsidiaries
Bermuda regulations require approval from the BMA for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At September 30, 2016, the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
Under the Insurance Act, RenaissanceRe Specialty U.S. is defined as a Class 3B insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2015 BSCR for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci exceeded its respective target level of required capital.
In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.
U.K. Subsidiaries
Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At September 30, 2016, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £293.3 million based on its business plan originally approved in November 2015 (December 31, 2015 - £293.3 million based on its business plan originally approved in November 2015). At September 30, 2016, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £340.5 million (December 31, 2015 - £308.9 million). Actual FAL posted for Syndicate 1458 at September 30, 2016 by RenaissanceRe CCL is $380.0 million and £90.0 million supported 100% by letters of credit (December 31, 2015 - $360.0 million and £85.0 million).
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law which uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At September 30, 2016, the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
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
Cash Flows

Nine months ended September 30,	2016	2015
(in thousands)
Net cash provided by operating activities	$370,003	$162,147
Net cash provided by (used in) investing activities	25,728	(155,412)
Net cash (used in) provided by financing activities	(410,602)	3,231
Effect of exchange rate changes on foreign currency cash	1,316	(11,004)
Net decrease in cash and cash equivalents	(13,555)	(1,038)
Cash and cash equivalents, beginning of period	506,885	525,584
Cash and cash equivalents, end of period	$493,330	$524,546

2016
During the nine months ended September 30, 2016, our cash and cash equivalents decreased $13.6 million, to $493.3 million at September 30, 2016, compared to $506.9 million at December 31, 2015.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2016 were $370.0 million, compared to cash flows provided by operating activities of $162.1 million during the nine months ended September 30, 2015. Cash flows provided by operating activities during the nine months ended September 30, 2016 were primarily the result of certain adjustments to reconcile our net income of $538.8 million to net cash provided by operating activities, including:

•	an increase in premiums receivable and deferred acquisition costs of $403.3 million and $152.5 million, respectively, due to the increase in our gross premiums written;

•	an increase of $280.8 million in our prepaid reinsurance premiums due to the increase in our gross premiums ceded;

•	an increase of $106.2 million in our reinsurance recoverable;

•
an increase in unearned premiums of $545.0 million due to an increase in our gross premiums written and a $250.7 million increase in reinsurance balances payable due to the timing of payments of our gross premiums ceded; and

•	an increase in our reserve for claims and claim expenses of $94.1 million as a result of claims and claims expenses incurred of $540.7 million, partially offset by claims payments of $446.6 million.
Cash flows provided by investing activities. During the nine months ended September 30, 2016, our cash flows provided by investing activities were $25.7 million, principally reflecting net sales of equity investments trading and short term investments of $183.1 million and $128.9 million, respectively, partially offset by net purchases of fixed maturity investments and other investments of $229.9 million and $56.8 million, respectively.
Cash flows used in financing activities. Our cash flows used in financing activities in the nine months ended September 30, 2016 were $410.6 million, and were principally the result of the settlement of $309.4 million of common share repurchases, net outflows of $45.5 million related to a net return of capital to third party shareholders, principally in DaVinciRe and Medici, and $38.9 million and $16.8 million of dividends paid on our common and preferred shares, respectively.
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
Cash flows used in investing activities. During the nine months ended September 30, 2015, our cash flows used in investing activities were $155.4 million, principally reflecting the net purchase of Platinum of $678.2 million, which is comprised of gross cash outflows of $904.4 million, net of cash acquired of $226.3 million; net purchases of fixed maturity investments of $231.3 million; and net purchases of equity investments trading of $153.5 million. Partially offsetting these net outflows was our net sales of short term investments of $896.0 million. Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary Results of Operations and Liquidity and Capital Resources, Impact of Platinum Acquisition on Liquidity and Capital Resources” for additional information with respect to the acquisition of Platinum.
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
We incurred $2.0 million of corporate expenses associated with the acquisition and integration of Platinum in the nine months ended September 30, 2016, in addition to $53.5 million during the year ended December 31, 2015. We expect to incur some additional costs and expenses associated with the acquisition and integration of Platinum during the remainder of 2016.
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
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At September 30, 2016	At December 31, 2015	Change
(in thousands)
Common shareholders’ equity	$4,407,790	$4,332,184	$75,606
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,807,790	4,732,184	75,606
3.700% Senior Notes due 2025	296,855	296,577	278
5.75% Senior Notes due 2020	248,859	248,610	249
Series B 7.50% Senior Notes due 2017	258,563	268,196	(9,633)
4.750% Senior Notes due 2025 (DaVinciRe)	147,343	147,112	231
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,201,620	$1,210,495	$(8,875)
Total shareholders’ equity attributable to RenaissanceRe and debt	$6,009,410	$5,942,679	$66,731

During the first nine months of 2016, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $66.7 million, to $6.0 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $75.6 million during the first nine months of 2016 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $428.4 million; partially offset by

•	our repurchase of 2.7 million shares in open market transactions at an aggregate cost of $309.4 million, and at an average share price of $112.87; and

•	$38.9 million and $16.8 million of dividends on our common and preference shares, respectively.
During the first nine months of 2016, our debt decreased $8.9 million, primarily driven by the amortization of deferred debt issuance costs and the amortization of the fair value adjustment related to the assumption of the Series B 7.50% Senior Notes due 2017 in connection with the acquisition of Platinum.
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At September 30, 2016	Issued or Drawn
(in thousands)
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	142,962
Uncommitted Standby Letter of Credit Facility with NAB	5,167
Bilateral Letter of Credit Facility with Citibank Europe	209,346
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance	380,000
RenaissanceRe Specialty Risks	7,803
Total credit facilities in U.S. dollars	$745,278

Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance	£90,000
Total credit facilities in pound sterling	£90,000

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
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at September 30, 2016 with respect to our multi-beneficiary reinsurance trusts totaled $494.8 million and $138.2 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $334.4 million and $105.4 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at September 30, 2016 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $41.7 million and $19.3 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $14.9 million and $12.7 million, respectively.
Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 24.0% at September 30, 2016 (December 31, 2015 - 26.3%). Refer to “Note 6. Noncontrolling Interests in our Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.

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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of October 31, 2016 are presented below.

	A.M. Best	S&P	Moody’s	Fitch

Renaissance Reinsurance (1)	A+	AA-	A1	A+
DaVinci (1)	A	AA-	A3	—
Renaissance Reinsurance U.S. (1)	A	A+	—	—
RenaissanceRe Specialty U.S. (1)	A	A+	—	—
Renaissance Reinsurance of Europe (1)	A+	AA-	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	—	Very Strong	—	—

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
Reserve for Claims and Claim Expenses
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding the costs for additional case reserves and adding estimates for the anticipated cost of claims incurred but not yet reported (“IBNR”). Additional case reserves represent our estimates for claims related to specific contracts previously reported to us which we believe may not be adequately estimated by the client as of that date and are not reserved for in our attritional IBNR.

The following table summarizes our claims and claim expense reserves by line of business, split between case reserves, additional case reserves and IBNR:

At September 30, 2016	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Catastrophe Reinsurance	$187,001	$168,572	$179,203	$534,776
Specialty Reinsurance	542,413	100,009	1,201,246	1,843,668
Lloyd’s	100,103	16,766	339,878	456,747
Other	2,883	—	23,025	25,908
Total	$832,400	$285,347	$1,743,352	$2,861,099

December 31, 2015
(in thousands)
Catastrophe Reinsurance	$237,345	$146,969	$179,947	$564,261
Specialty Reinsurance	529,952	126,650	1,148,015	1,804,617
Lloyd’s	84,964	22,085	263,440	370,489
Other	2,071	—	25,607	27,678
Total	$854,332	$295,704	$1,617,009	$2,767,045

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2016	2015
(in thousands)
Net reserves, beginning of period	$2,632,519	$1,345,816
Net incurred related to:
Current year	483,574	471,796
Prior years	(76,644)	(125,571)
Total net incurred	406,930	346,225
Net paid related to:
Current year	39,885	75,084
Prior years	379,234	356,428
Total net paid	419,119	431,512
Amounts acquired (1)	—	1,394,117
Net reserves, end of period	2,620,330	2,654,646
Reinsurance recoverable, end of period	240,769	141,416
Gross reserves, end of period	$2,861,099	$2,796,062

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
Our estimates of claims and claim expense reserves are not precise in that, among other matters, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of our reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors which affect reserves and claims payments that cannot be determined with certainty in advance, our ultimate payments will vary, perhaps materially, from our estimates of reserves. If we determine in a subsequent period that adjustments to our previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. As detailed in the table and discussed in further detail below, changes to prior years estimated claims reserves increased our net income by $76.6 million during the first nine months of 2016 (2015 - $125.6 million), excluding the consideration of changes in reinstatement premium, profit commissions, redeemable noncontrolling interest, equity in net claims and claim expenses of Top Layer Re and income tax.

The following table details our prior years development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2016	2015
(in thousands)	(Favorable) adverse development
Catastrophe Reinsurance	$(37,593)	$(42,413)
Specialty Reinsurance	(33,854)	(83,661)
Lloyd’s	(5,398)	173
Other	201	330
Total	$(76,644)	$(125,571)

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
The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the nine months ended September 30, 2016:

Nine months ended September 30, 2016	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Tohoku Earthquake and Tsunami (2011)	$(5,894)
April and May U.S. Tornadoes (2011)	(3,396)
New Zealand Earthquake (2010)	8,710
Other	(1,315)
Total large catastrophe events	(1,895)
Small catastrophe events
PCS Events (2015)	(15,663)
Tianjin Explosion (2015)	(7,232)
U.S. PCS 13/14 Wind and Thunderstorm (2013)	(6,280)
Other	(6,523)
Total small catastrophe events	(35,698)
Total catastrophe net claims and claim expenses	(37,593)
Total favorable development of prior accident years net claims and claim expenses	$(37,593)

The favorable development of prior accident years net claims and claim expenses within our Catastrophe Reinsurance segment in the nine months ended September 30, 2016 of $37.6 million was principally driven by $35.7 million of favorable development primarily attributable to a number of relatively small catastrophe events, partially offset by adverse development of $8.7 million related to the 2010 New Zealand Earthquake, each principally the result of changes in our estimated ultimate loss for the respective event.

The following table details the development of our liability for unpaid claims and claim expenses for the Catastrophe Reinsurance segment for the nine months ended September 30, 2015:

Nine months ended September 30, 2015	Catastrophe Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(16,119)
Tohoku Earthquake and Tsunami (2011)	(5,676)
New Zealand Earthquake (2011)	21,863
Total 2011 International Events	68
April and May U.S. Tornadoes (2011)	(5,317)
Hurricanes Gustav and Ike (2008)	(4,119)
Storm Sandy (2012)	(1,545)
New Zealand Earthquake (2010)	769
Other	(3,795)
Total large catastrophe events	(13,939)
Small catastrophe events
U.S. Winter Storms and Wind and Thunderstorm Events (2014)	(23,512)
Other	(4,962)
Total small catastrophe events	(28,474)
Total catastrophe net claims and claim expenses	(42,413)
Total favorable development of prior accident years net claims and claim expenses	$(42,413)

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
For classes of business and underwriting years where we have limited historical claims experience, estimates of ultimate losses that are not related to a specific event are generally initially determined based on the loss ratio method applied to each underwriting year and to each class of business. Unless we have credible claims experience or unfavorable development, we generally select our ultimate loss based on our initial view of the loss. The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium. The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including: (1) contract by contract expected loss ratios developed during our pricing process; (2) our historical loss ratios and combined ratios adjusted for rate change and trend; and (3) industry benchmarks for similar business. These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including: (1) market conditions; (2) changes in the business underwritten; (3) changes in timing of the emergence of claims; and (4) other factors that may influence ultimate loss ratios and losses.
The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratios also requires judgment. We generally make adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances. This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported losses. Over time, as a greater number of claims are reported and the credibility of reported losses improves, and as an underwriting year for our attritional business moves to at least a third developed, actuarial estimates of IBNR are typically based on the Bornhuetter-Ferguson actuarial method and the reported chain ladder actuarial method.
The Bornhuetter-Fergusson method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data. This method uses initial expected loss ratio expectations to the extent that the expected paid or reported losses are zero, and it assumes that past experience is not fully representative of the future. As our reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims, is reflected in the respective reporting period as a change in estimate. The utilization of the Bornhuetter-Fergusson method requires us to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. We select our estimates of the expected ultimate claims and claim expense ratios as described above and we select our expected loss reporting patterns by utilizing actuarial analysis, including management’s judgment, and these expected loss reporting patterns are based on historical patterns of paid losses and reporting of case reserves to us, as well as industry loss development patterns. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern.
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
In addition, certain of our specialty reinsurance coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to that used for our Catastrophe Reinsurance segment, described above.
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

The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the nine months ended September 30, 2016 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Nine months ended September 30, 2016	Specialty Reinsurance Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$2,100
Total catastrophe net claims and claim expenses	2,100
Attritional net claims and claim expenses
Actual reported claims less than expected claims	(29,836)
Actuarial assumption changes	(6,118)
Total attritional net claims and claim expenses	(35,954)
Total favorable development of prior accident years net claims and claim expenses	$(33,854)

The net favorable development in our Specialty Reinsurance segment on prior accident years net claims and claim expenses of $33.9 million in the first nine months of 2016 was principally driven by actual reported losses coming in better than expected on attritional net claims and claim expenses and $6.1 million of favorable development associated with actuarial assumption changes.
The following table details the development of our liability for unpaid claims and claim expenses for our Specialty Reinsurance segment for the nine months ended September 30, 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

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
The discussion above relating to our reserving techniques and processes for our Specialty Reinsurance segment apply to the specialty reinsurance and insurance lines of business within our Lloyd’s segment. In addition, certain of our coverages may be impacted by natural and man-made catastrophes. We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to our Catastrophe Reinsurance segment as noted above.
Prior Year Development of Reserve for Net Claims and Claim Expenses
The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the nine months ended September 30, 2016 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Nine months ended September 30, 2016	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$(1,916)
Total small catastrophe events	(1,916)
Total catastrophe net claims and claim expenses	(1,916)
Attritional net claims and claim expenses
Actual reported claims higher than expected claims	(3,665)
Actuarial assumption changes	183
Total attritional net claims and claim expenses	(3,482)
Total favorable development of prior accident years net claims and claim expenses	$(5,398)

The favorable development of prior accident years net claims and claim expenses within our Lloyd’s segment of $5.4 million during the nine months ended September 30, 2016 was principally driven by actual reported loss activity coming in lower than expected and a decrease in net claims and claim expenses related to small catastrophe events of $1.9 million.

The following table details the development of our liability for unpaid claims and claim expenses for our Lloyd’s segment for the nine months ended September 30, 2015 split between catastrophe net claims and claim expenses and attritional net claims and claim expenses:

Nine months ended September 30, 2015	Lloyd’s Segment
(in thousands)	(Favorable) adverse development
Catastrophe net claims and claim expenses
Small catastrophe events
Other	$1,721
Total small catastrophe events	1,721
Total catastrophe net claims and claim expenses	1,721
Attritional net claims and claim expenses
Actual reported claims higher than expected claims	(13)
Actuarial assumption changes	(1,535)
Total attritional net claims and claim expenses	(1,548)
Total adverse development of prior accident years net claims and claim expenses	$173

The adverse development of prior accident years net claims and claim expenses within our Lloyd’s segment of $0.2 million during the nine months ended September 30, 2015 was principally driven by an increase in net claims and claim expenses related to small catastrophe events of $1.7 million, partially offset by $1.5 million of favorable development associated with actuarial assumption changes.

Investments
The table below shows our invested assets:

	September 30, 2016		December 31, 2015		Change
(in thousands, except percentages)
U.S. treasuries	$2,564,635	27.9%	$2,064,944	23.0%	$499,691
Agencies	120,761	1.3%	137,976	1.5%	(17,215)
Municipal	550,062	6.0%	583,282	6.5%	(33,220)
Non-U.S. government (Sovereign debt)	313,560	3.4%	334,981	3.7%	(21,421)
Non-U.S. government-backed corporate	129,423	1.4%	138,994	1.5%	(9,571)
Corporate	1,916,092	20.8%	2,055,323	22.9%	(139,231)
Agency mortgage-backed	521,987	5.7%	504,518	5.6%	17,469
Non-agency mortgage-backed	283,333	3.0%	270,763	3.0%	12,570
Commercial mortgage-backed	492,311	5.3%	561,496	6.2%	(69,185)
Asset-backed	207,976	2.2%	130,541	1.4%	77,435
Total fixed maturity investments, at fair value	7,100,140	77.0%	6,782,818	75.3%	317,322
Short term investments, at fair value	1,136,660	12.4%	1,208,401	13.4%	(71,741)
Equity investments trading, at fair value	345,565	3.8%	393,877	4.4%	(48,312)
Other investments, at fair value	511,621	5.5%	481,621	5.4%	30,000
Total managed investment portfolio	9,093,986	98.7%	8,866,717	98.5%	227,269
Investments in other ventures, under equity method	120,569	1.3%	132,351	1.5%	(11,782)
Total investments	$9,214,555	100.0%	$8,999,068	100.0%	$215,487

At September 30, 2016, we held investments totaling $9.2 billion, compared to $9.0 billion at December 31, 2015, with net unrealized appreciation included in accumulated other comprehensive income of $2.6 million at September 30, 2016, compared to $2.1 million at December 31, 2015. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 4. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, a senior secured bank loan fund, hedge funds, and other investments). At September 30, 2016, our portfolio of equity investments trading totaled $345.6 million, or 3.8%, of our total investments (December 31, 2015 - $393.9 million or 4.4%) inclusive of our investment in Essent Group Ltd. (“Essent”) of $150.8 million (December 31, 2015 - $102.1 million). During the nine months ended September 30, 2016, we purchased an additional 1.0 million common shares of Essent. Our portfolio of other investments totaled $511.6 million, or 5.5%, of our total investments at September 30, 2016 (December 31, 2015 - $481.6 million or 5.4%).

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2016	December 31, 2015	Change
(in thousands)
Catastrophe bonds	$298,408	$241,253	$57,155
Private equity partnerships	192,217	214,848	(22,631)
Senior secured bank loan fund	19,440	23,231	(3,791)
Hedge funds	1,556	2,289	(733)
Total other investments	$511,621	$481,621	$30,000

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the nine months ended September 30, 2016 is a loss of $3.4 million (2015 - loss of $2.5 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
Interest income, income distributions and realized and unrealized gains (losses) on other investments are included in net investment income and resulted in net investment income of $16.7 million for the nine months ended September 30, 2016 (2015 - net investment income of $12.8 million). Of this amount, $17.6 million related to net unrealized losses (2015 - losses of $10.7 million).

We have committed capital to private equity partnerships and other investments of $772.4 million, of which $541.8 million has been contributed at September 30, 2016. Our remaining commitments to these investments at September 30, 2016 totaled $238.1 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2016, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2015. We consider these contractual obligations when assessing our liquidity requirements. As of September 30, 2016, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2015.
CURRENT OUTLOOK
Acquisition of Platinum
On March 2, 2015, RenaissanceRe completed its acquisition of Platinum. We believe that the acquisition of Platinum has benefited our combined companies’ clients through, among other things, an expanded product offering and enhanced broker relationships. In addition, the acquisition has supported the growth in our U.S. specialty and casualty reinsurance platform. Taken together with our organic growth initiatives, the acquisition meaningfully increased the contribution of specialty and casualty business to us on a consolidated basis, in terms of both total gross premiums written and limits exposed, and on both an absolute and relative basis. Nonetheless, we continue to expect that our expected returns, as well as our regulatory and underwriting capital, will be driven by our portfolio of catastrophe-exposed business. As our longer-tail business grows, both absolutely and in proportion to our shorter tail business, we expect to be more exposed to developments such as inflation, interest rate risk, and the risk of unforeseen claims or tort law developments. Our reserve for claims and claim expenses also grew meaningfully as a result of the acquisition, and our future results will be impacted by the potential for adverse or favorable development on prior accident years claims and claim expenses from the business written prior to the closing by us and by Platinum.
Catastrophe Exposed Market Developments
Notwithstanding the severe global catastrophe losses during 2011, the occurence in late 2012 of Storm Sandy, one of the most significant insured losses on record, and the increased frequency of severe weather events from 2013 through 2016 in many high-insurance-penetration regions, including the 2016 Texas Events, the Fort McMurray Wildfire and Hurricanes Hermine and Matthew, the global insurance and reinsurance markets have manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions has not grown at the pace of this growth in available capital, and for some, coverages in respect of certain regions fell. During the January and June 2016 reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, recent loss impacted treaties and contracts and partially offset by capital return initiatives. In 2016, reinsurance demand for U.S. southeastern windstorm coverage has been effectively flat, impacted by the continuation of the Florida Hurricane Catastrophe Fund’s (“FHCF”) risk transfer program at the same level of limit as in 2015, the reduction in 2016 of the Citizens Property Insurance Corporation’s (“Citizens”) risk transfer program, and the continuation of private market acceptance of policies previously written by Citizens, which in general are associated with a higher degree of reinsurance cessions than business written by Citizens. We continue to expect the supply of capital to outpace any growth of demand, and we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
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

Casualty and Specialty Exposed Market Developments
In the markets in which our Specialty Reinsurance segment operates, we continue to expect casualty insurance and reinsurance capacity to remain abundant during 2016. Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market overall reflects a soft pricing environment and we believe that prevailing terms and conditions in the casualty market are such that many programs and treaties do not meet our pricing standards. However, we also believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers and that our combined operations following the acquisition of Platinum are well positioned to compete for business we do find attractive, with strong ratings, an expanded product offering, and increased U.S. market presence. For example, market demand for protection in financial and credit lines, particularly in respect of mortgage reinsurance, has grown in recent periods, contributing to our recent specialty and casualty growth. However, we cannot assure that these dynamics will continue or that any overall market increase in demand will indeed materialize. Specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. Furthermore, we intend to seek to maintain strong underwriting discipline and in light of prevailing market conditions cannot provide assurance we will succeed in growing or maintaining our current combined in-force book of business.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. The bill also provided for increasing the annual limitation on program premium increases from 10% to 20% of the average of the risk premium rates for certain properties concerned; established a four-year phase-in, after the first year, in annual 20% increments, of full actuarial rates for a newly mapped risk premium rate area; instructed FEMA to establish new flood insurance rate maps; allowed multi-family properties to purchase NFIP policies; and introduced minimum deductibles for flood claims. In March 2014, the U.S. Congress passed the Grimm-Waters Act, which amends, delays or defers some of the provisions of Biggert-Waters Bill. Among other things, the Grimm-Waters Act reverts back to exempting “grandfathered” policies from rate increases that might otherwise have been applied upon the approval of updated flood maps, introduces certain caps on the rate of premium increases even where actuarially indicated; eliminates certain provisions which provided for accelerated rate adequacy on the sale of covered properties; and introduces policy surcharges of $25 for residences and $250 for commercial properties near-term. We believe that the passage of the Grimm-Waters Act has had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which could, over time, support the growth of such demand, albeit at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences. Nonetheless, we cannot assure you that the provisions of the Biggert-Waters Bill will not be superseded by additional new legislation or will otherwise ultimately be implemented by the NFIP or that, if implemented, will materially benefit private carriers, or that we will succeed in participating in any positive market developments that may transpire.
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
Over the past few years, and again in February 2016, the Obama administration has proposed, and the U.S. Congress has considered, legislation which, if passed, would limit or deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates. Future administrations or the U.S. Congress may revisit this or similar proposals. We believe that the passage of such legislation could adversely affect the reinsurance market broadly and potentially impact our own current or future operations in particular. We cannot predict whether Congress will adopt any of these proposals and what, if adopted, the potential impact of any such changes could be to us, our clients or the market generally.
In July 2014, the Senate Finance Committee conducted hearings in respect of transactions in which U.S.-based companies merge with or acquire foreign companies in structures referred to as inversions.  In September 2014, the IRS and the Treasury Department issued a notice describing regulations that the government intends to issue to eliminate certain of the tax benefits of corporate inversions, which regulations would apply to any inversion transaction closing on or after September 22, 2014. In November 2015, the IRS and the Treasury Department supplemented the 2014 notice with another notice describing further regulations that the government intends to issue in connection with corporate inversion transactions, which generally apply to any inversion transaction closing on or after November 19, 2015. On April 4, 2016, the IRS and Treasury Department issued final and temporary regulations that generally incorporate the rules described in the two notices and included new rules to further limit certain tax benefits of corporate inversions, as well as proposed earnings stripping regulations on the classification of, and recordkeeping with respect to, debt instruments issued to related persons. The final and temporary inversion rules would prohibit a foreign acquirer from counting stock attributable to prior acquisitions of U.S. companies within three years of a proposed acquisition toward the inversion threshold, so that foreign acquirers making serial acquisitions may not avoid the inversion rules by benefiting from an increase in size as a result of U.S. acquisitions made within the prior three years. The earnings stripping regulations were issued as final and temporary regulations by the IRS and Treasury Department on October 13, 2016 and would add new earnings stripping rules that would deny a deduction for interest paid on related party debt issued by a U.S. company in certain circumstances. The earnings stripping rules, which are not limited to inversions and would not apply to indebtedness issued by members of the same consolidated tax group, (1) generally treat as stock, rather than debt, an instrument that is issued to a parent or affiliate in a corporate distribution, or used to fund a distribution of cash or property, and (2) require corporations in certain publicly traded affiliated groups with assets exceeding $100 million or annual total revenue exceeding $50 million to provide documentation of key factors indicating that the instrument is debt rather than equity, such as a binding obligation to repay the principal, creditor’s rights, and evidence of a reasonable expectation of repayment. Debt issued by certain U.S. insurance companies would be excluded from the per se recharacterization rule. The IRS and Treasury Department have indicated that they are considering a number of issues associated with the earnings stripping and inversion rules and we can not predict the likelihood of any changes or expansion of the final and temporary regulations. These regulations could negatively impact us, including our ability to acquire U.S. companies using our common shares as acquisition consideration.
In 2014, then House Ways and Means Chairman Dave Camp proposed amendments to the PFIC rules contemplated by Section 1297 of the Code. This proposal would create a new three-part test of active insurance income, providing that an insurer’s income would be excluded from the definition of passive income if: (1) the insurer would be subject to a tax as an insurer if it were a US business; (2) more than 50% of its gross receipts for the taxable year consist of premiums; and (3) its applicable insurance liabilities exceed an amount equal to 35% of its total assets as reported in its applicable financial statement for the year. Also in 2014, then Senate Finance Committee Chairman Ron Wyden wrote to the IRS urging examination and new rulemaking in respect of certain practices attributed to hedge funds in respect of non-U.S. reinsurance company structures. In April 2015, the IRS issued proposed new regulations in respect of these matters. The regulations, if adopted as drafted, would provide that “passive income” for purposes of these rules would not include any income that is derived in the “active conduct” of an insurance business by a corporation which is predominantly engaged in an “insurance business.”  The proposed regulations also provide a definition for “active conduct” in the course of an insurance trade or business, as well as the term “insurance business.”  In addition, Senator Wyden introduced the “Offshore Reinsurance Tax Fairness Act” on June 25, 2015 that, if enacted, would characterize certain non-U.S. insurance companies with insurance liabilities of 25% or less of each such company’s assets as a PFIC and each such company with insurance liabilities of less than 10% of its assets as a PFIC. It is anticipated the IRS will issue amended proposed regulations in respect of these matters and at this time we cannot predict the likelihood of the enactment or finalization of the proposed regulations and legislation; and the scope, nature, or impact of the proposed regulations on us, should they be formally adopted or enacted. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us, our sources of capital, our investors or the market generally. Among other things, it is possible that these IRS actions, or new legislation or rulemaking, could adversely impact the tax attributes to certain U.S. investors of participating in our managed joint ventures, even inadvertently in light of the perceived need for reforms.
Potential Change to Segments
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. As a result of the evolution of the Company following its acquisition of Platinum, the integration of Platinum’s activities within the Company, our increased focus on casualty and specialty lines of business, our current management structure including recent management changes, and our current underwriting platforms, it is likely that we will change our reportable segments to “Property” and “Casualty and Specialty” in the future. The expected new segment presentation is based on extensive work performed during 2016, some of which is still ongoing, to recast our current and prior periods within our financial systems to conform to this new presentation. We expect to complete this work in the fourth quarter of 2016 and present our full year results for 2016 based on the new segments. However, the timing of the expected segment change will depend on the satisfactory completion of this work, including transactional and financial systems internal controls testing. All prior periods presented will be reclassified to conform to this new presentation.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2015, during the nine months ended September 30, 2016. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2015.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarter ended June 30, 2016.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2016, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended September 30, 2016, and also includes other shares purchased, which represents shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$397.1
July 1 - 31, 2016	323,421	$115.68	2,127	$116.07	321,294	$115.68	(37.2)
Aug 1 - 2, 2016	—	$—	—	$—	—	$—	—
August 2, 2016 - renewal of authorized share repurchase program of $500.0 million							140.1
Dollar amount available to be repurchased							500.0
August 3 - 31, 2016	189	$117.99	189	$117.99	—	$—	—
September 1 - 30, 2016	17,093	$118.38	17,093	$118.38	—	$—	—
Total	340,703	$115.82	19,409	$—	321,294	$115.68	$500.0

During the nine months ended September 30, 2016, pursuant to our publicly announced share repurchase program, we repurchased an aggregate of 2.7 million common shares in open market transactions at an aggregate cost of $309.4 million and at an average share price of $112.87. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.
ITEM 6.        EXHIBITS

10.1	Termination of Master Agreements, Control Agreements and Pledge Agreements, dated October 1, 2016, between Renaissance Reinsurance Ltd. and Citibank Europe PLC.

10.2	Omnibus Amendment Agreement, dated October 1, 2016, between Renaissance Reinsurance Ltd., Citibank Europe PLC and Bank of New York Mellon.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: November 2, 2016	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 2, 2016	/s/ Mark A. Wilcox
Mark A. Wilcox
Senior Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)