Form 10-K
period 2016-12-31
RENAISSANCERE HOLDINGS LTD
filed 2017-02-23
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2016 was $4,756.6 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 17, 2017 was 40,944,207.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2017 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2016 (this “Form 10-K”) of RenaissanceRe Holdings Ltd. (“RenaissanceRe”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	the frequency and severity of catastrophic and other events we cover;

•	the effectiveness of our claims and claim expense reserving process;

•	our ability to maintain our financial strength ratings;

•	the effect of climate change on our business;

•	the effects of United States (“U.S.”) business tax reform proposals;

•
adverse tax developments, including potential changes to the taxation of inter-company or related party transactions, or changes to the tax treatment of our shareholders or investors in our joint ventures or other entities we manage;

•	the effect of emerging claims and coverage issues;

•	continued soft reinsurance underwriting market conditions;

•	our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the effect of continued challenging economic conditions throughout the world;

•	a contention by the Internal Revenue Service (the “IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the U.S.;

•	the performance of our investment portfolio;

•	losses we could face from terrorism, political unrest or war;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	our ability to determine the impairments taken on our investments;

•	the availability of retrocessional reinsurance on acceptable terms;

•	the effects of inflation;

•	the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•	changes to the regulatory systems under which we operate, including as a result of increased global regulation of the insurance and reinsurance industry;

•	changes in Bermuda laws and regulations and the political environment in Bermuda;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;

•	aspects of our corporate structure that may discourage third party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	other political, regulatory or industry initiatives adversely impacting us;

•	risks related to Solvency II;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	consolidation of competitors, customers and insurance and reinsurance brokers;

•	increasing barriers to free trade and the free flow of capital;

•	international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;

•	the effect of Organization for Economic Co-operation and Development (the “OECD”) or European Union (“EU”) measures to increase our taxes and reporting requirements;

•	the effect of the vote by the U.K. to leave the EU;

•	changes in regulatory regimes and/or accounting rules that impact financial results irrespective of operations; and

•	our need to make many estimates and judgments in the preparation of our financial statements.
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

PART I
ITEM 1.    BUSINESS
Unless the context otherwise requires, references in this Form 10-K to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and to the “Company” refers to RenaissanceRe Holdings Ltd. and its subsidiaries, which include Renaissance Reinsurance, RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance U.S. Inc., formerly known as Platinum Underwriters Reinsurance, Inc. (“Renaissance Reinsurance U.S.”), Renaissance Reinsurance of Europe Unlimited Company (“Renaissance Reinsurance of Europe”) and the Company’s Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”).
We also underwrite reinsurance on behalf of joint ventures, including Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, Upsilon RFO Re Ltd. (“Upsilon RFO”), a consolidated variable interest entity, Fibonacci Reinsurance Ltd. ("Fibonacci Re"), an unconsolidated variable interest entity, and DaVinci Reinsurance Ltd. (“DaVinci”). In addition, through RenaissanceRe Medici Fund Ltd. (“Medici”), we invest in various insurance based investment instruments that have returns primarily tied to property catastrophe risk. The financial results of Medici, and DaVinci and DaVinci’s parent company, DaVinciRe Holdings Ltd. (“DaVinciRe”), are consolidated in our financial statements.
For your convenience, we have included a “Glossary of Selected Insurance and Reinsurance Terms” at the end of “Part I, Item 1. Business” of this Form 10-K. All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We aspire to be the world’s best underwriter by matching well-structured risks with efficient sources of capital and our mission is to produce superior returns for our shareholders over the long term. We seek to accomplish these goals by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive and innovative solutions, leveraging our core capabilities of risk assessment and information management, investing in these core capabilities in order to serve our customers across the cycles that have historically characterized our markets and keeping our promises. Our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our financial performance and in respect of which we believe we have delivered superior performance over time.
Our core products include property, casualty and specialty reinsurance and certain insurance products principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We believe we have been one of the world’s leading providers of property reinsurance since our founding. In recent years, through the strategic execution of a number of initiatives, including organic growth and our acquisition of Platinum Underwriters Holdings, Ltd. (“Platinum”) on March 2, 2015, we have expanded our casualty and specialty platform and products and believe we are a leader in certain casualty and specialty lines of business. We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit.
To best serve our clients in the places they do business, we have operating subsidiaries, joint ventures and underwriting platforms around the world, including DaVinci, Renaissance Reinsurance, Top Layer Re, Fibonacci Re and Upsilon RFO in Bermuda, Renaissance Reinsurance U.S. in the U.S., and Syndicate 1458 in the United Kingdom (the “U.K.”). In addition, we have a presence in Ireland and Singapore and from time to time explore opportunities in other jurisdictions. We write property and casualty and specialty reinsurance through our wholly owned operating subsidiaries, joint ventures and Syndicate 1458 and certain insurance products primarily through Syndicate 1458. Although each underwriting platform may write any or all of our classes of business, our Bermuda platform has traditionally written, and continues to write, the preponderance of our property business and our U.S. platform and Syndicate 1458 write a significant portion of our casualty and specialty business. Syndicate 1458 provides us with access to Lloyd’s extensive distribution network and worldwide licenses and also writes business through delegated authority arrangements. The underwriting results of our operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.
Since a meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. We view our increased exposure to casualty and specialty lines of business as an efficient use of capital given these risks are generally less correlated with our property lines of business. This has allowed us to bring additional capacity to our clients, across a wider range of product offerings, while continuing to be good stewards of our shareholders’ capital. In the future, our casualty and specialty lines of business may represent a greater proportion of our premiums and claims and claim expenses.
We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed, and continue to manage, multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) fees and other income received from our joint ventures, advisory services and various other items.
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically, or as a result of adverse tax developments.
The underwriting results of an insurance or reinsurance company are discussed frequently by reference to its net claims and claim expense ratio, underwriting expense ratio, and combined ratio. The net claims and claim expense ratio is calculated by dividing net claims and claim expenses incurred by net premiums earned. The underwriting expense ratio is calculated by dividing underwriting expenses (acquisition expenses and operational expenses) by net premiums earned. The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% indicates unprofitable underwriting prior to the consideration of investment income. We also discuss our net claims and claim expense ratio on a current accident year basis and a prior accident years basis. The current accident year net claims and claim expense ratio is calculated by taking current accident year net claims and claim expenses incurred, divided by net premiums earned. The prior accident years net claims and claim expense ratio is calculated by taking prior accident years net claims and claim expenses incurred, divided by net premiums earned.

CORPORATE STRATEGY
We aspire to be the world’s best underwriter by matching well-structured risks with efficient sources of capital and our mission is to produce superior returns for our shareholders over the long term. Our strategy for achieving these objectives, which is supported by our core values, our principles and our culture, is to operate an integrated system of what we believe are our three competitive advantages: superior customer relationships, superior risk selection and superior capital management. We believe all three competitive advantages are required to achieve our objectives, and we aim to seamlessly coordinate the delivery of these competitive advantages for the benefit of our ceding insurers, brokers, investors in our joint ventures and shareholders.
Superior Customer Relationships. We seek to be a trusted long-term partner to our customers for assessing and managing risk and delivering responsive solutions. We believe our modeling and technical expertise, our risk management products and our track record of keeping our promises have made us a provider of first choice in many lines of business to our customers worldwide. We seek to offer stable, predictable and consistent risk-based pricing and a prompt turnaround on claims.
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
Superior Capital Management. We seek to write as much attractively priced business as is available to us and then manage our capital accordingly. We generally seek to raise capital when we forecast increased demand in the market, at times by accessing capital through joint ventures or other structures, and seek to return capital to our shareholders or joint venture investors when the demand for our coverages appears to decline and when we believe a return of capital would be beneficial to our shareholders or joint venture investors. In using joint ventures, we aim to leverage our access to business and our underwriting capabilities on an efficient capital base, develop fee income, generate profit commissions, diversify our portfolio and provide attractive risk-adjusted returns to our capital providers. We routinely evaluate and review potential joint venture opportunities and strategic investments.
We believe we are well positioned to fulfill our objectives by virtue of the experience and skill of our management team, our integrated underwriting and operating platform, our significant financial strength, our strong relationships with brokers and customers, our commitment to superior service and our proprietary modeling technology. In particular, we believe our strategy, high performance culture, and commitment to our customers and joint venture partners help us to differentiate ourselves by offering specialized services and products at times and in markets where capacity and alternatives may be limited.
SEGMENTS
We continually monitor and review our segment reporting structure in accordance with authoritative accounting guidance to determine whether any changes have occurred that would impact our reportable segments. As a result of the evolution of the Company following our acquisition of Platinum, the integration of Platinum’s activities within the Company, the growth of our casualty and specialty lines of business, our current management structure including recent management changes and our current underwriting platforms, we have changed our reportable segments to “Property” and “Casualty and Specialty”. The change in reportable segments had no impact on our historical consolidated financial positions, results of operations or cash flows, as previously reported.
Our reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit. In addition to our two reportable segments, we have an Other category, which primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests, certain expenses related to the acquisition of Platinum and the remnants of our former Bermuda-based insurance operations.
For the year ended December 31, 2016, our Property and Casualty and Specialty segments accounted for 46.8% and 53.2%, respectively, of our gross premiums written. Operating results relating to our segments are included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following table shows gross premiums written allocated between our segments:

Year ended December 31,	2016	2015	2014
(in thousands)
Property	$1,111,263	$1,072,159	$1,074,890
Casualty and Specialty	1,263,313	939,241	475,373
Other category	—	(90)	309
Total gross premiums written	$2,374,576	$2,011,310	$1,550,572

We write proportional business as well as excess of loss business. In addition, we maintain delegated authority arrangements through Syndicate 1458, which are included in our Property and Casualty and Specialty segments, as appropriate. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely vary in the future. In recent periods, due to an increased contribution from our Casualty and Specialty segment, a relatively larger portion of our gross premiums written have come from proportional business than in many of our comparative periods. Proportional and delegated authority business typically have relatively higher premiums per unit of expected underwriting income, together with a higher acquisition expense ratio and combined ratio, than traditional excess of loss reinsurance. In addition, these coverages tend to be exposed to relatively more attritional, and frequent, losses while being subject to less expected severity.
The following table shows gross premiums written allocated between excess of loss, proportional and delegated authority for each of our segments:

Year ended December 31, 2016	Property	Casualty and Specialty	Other	Total
(in thousands)
Excess of loss	$932,725	$218,816	$—	$1,151,541
Proportional	148,555	900,819	—	1,049,374
Delegated authority	29,983	143,678	—	173,661
Total gross premiums written	$1,111,263	$1,263,313	$—	$2,374,576

Year ended December 31, 2015
Excess of loss	$919,986	$206,522	$(90)	$1,126,418
Proportional	132,522	647,733	—	780,255
Delegated authority	19,651	84,986	—	104,637
Total gross premiums written	$1,072,159	$939,241	$(90)	$2,011,310

Year ended December 31, 2014
Excess of loss	$987,545	$161,502	$—	$1,149,047
Proportional	73,279	280,827	309	354,415
Delegated authority	14,066	33,044	—	47,110
Total gross premiums written	$1,074,890	$475,373	$309	$1,550,572

Property Segment
The following table shows gross premiums written in our Property segment allocated by class of business:

Year ended December 31,	2016	2015	2014
(in thousands)
Catastrophe	$884,361	$930,578	$989,335
Other property	226,902	141,581	85,555
Total Property segment gross premiums written	$1,111,263	$1,072,159	$1,074,890

Our Property segment includes our catastrophe class of business, principally comprised of excess of loss reinsurance and excess of loss retrocessional reinsurance to insure insurance and reinsurance companies against natural and man-made catastrophes, and our other property class of business, primarily comprised of proportional reinsurance, property per risk, property (re)insurance, binding facilities and regional U.S. multi-line reinsurance. We write catastrophe reinsurance and insurance coverage protecting against large natural catastrophes, such as earthquakes, hurricanes and tsunamis, as well as claims arising from other natural and man-made catastrophes such as winter storms, freezes, floods, fires, windstorms, tornadoes, explosions and acts of terrorism. We offer this coverage to insurance companies and other reinsurers primarily on an excess of loss basis. This means we begin paying when our customers’ claims from a catastrophe exceed a certain retained amount. We also offer proportional coverages and other structures on a catastrophe-exposed basis and may increase these offerings on an absolute or relative basis in the future.
Our excess of loss property contracts generally cover all natural perils, as outlined above. Our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property reinsurance contracts when arising from a covered peril. We offer our coverages on a worldwide basis. Because of the wide range of possible catastrophic events to which we are exposed, including the size of such events and the potential for multiple events to occur in the same time period, our property business is volatile and our financial condition and results of operations reflect this volatility.
To moderate the volatility of our risk portfolio, we may increase or decrease our presence in the property business based on market conditions and our assessment of risk-adjusted pricing adequacy. We frequently purchase reinsurance or other protection for our own account for a number of reasons, including, to optimize the expected outcome of our underwriting portfolio, to manage capital requirements for regulated entities and to reduce the financial impact that a large catastrophe or a series of catastrophes could have on our results.
Casualty and Specialty Segment
We write casualty and specialty reinsurance and insurance covering primarily targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk we assume. The following table shows gross premiums written in our Casualty and Specialty segment allocated by class of business:

Year ended December 31,	2016	2015	2014
(in thousands)
Financial lines (1)	$413,068	$265,170	$148,461
General liability	204,337	189,439	90,387
Professional liability	323,144	244,930	135,791
Other	322,764	239,702	100,734
Total Casualty and Specialty segment gross premiums written	$1,263,313	$939,241	$475,373

(1)	Includes financial guaranty, mortgage guaranty, political risk, surety and trade credit.

Included in the other category within our Casualty and Specialty segment is accident and health, agriculture, automobile liability, aviation, casualty clash, workers’ compensation, cyber, employers’ liability, energy, environmental liability, marine, medical malpractice, satellite, terrorism and umbrella or excess casualty. Lines of business such as regional multi-line and whole account may have characteristics of various other classes of business, and are allocated accordingly. Principally all of the business is reinsurance, however our book of direct insurance business has been increasing in recent periods, and may continue to do so.
In recent years, we have expanded our Casualty and Specialty segment operations through organic growth initiatives and the acquisition of Platinum, and we plan to continue to expand these operations over time if market conditions are appropriate.
Our Casualty and Specialty segment gross premiums written may be subject to significant volatility as certain lines of business in this segment can be influenced by a small number of relatively large transactions. Our team of experienced professionals seeks to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools. We generally target lines of business where we believe we can adequately quantify the risks assumed and provide coverage where we believe our underwriting is robust and the market is attractive. We also seek to identify market dislocations and write new lines of business whose risk and return characteristics are estimated to exceed our hurdle rates. Furthermore, we also seek to manage the correlations of this business with our overall portfolio. We believe that our underwriting and analytical capabilities have positioned us well to manage our casualty and specialty business.
We offer our casualty and specialty reinsurance products principally on a proportional basis, and we also provide excess of loss coverage. We expect to grow our proportional coverage on an absolute or relative basis within this segment in the future. These products frequently include tailored features such as limits or sub-limits which we believe help us manage our exposures. Any liability exceeding, or otherwise not subject to, such limits reverts to the cedant. Our Casualty and Specialty segment frequently provides coverage for relatively large limits or exposures, and thus we are subject to potential significant claims volatility.
Our Casualty and Specialty segment offers certain casualty insurance products through Syndicate 1458 including, but not limited to, general liability, medical malpractice and professional liability. Syndicate 1458 also writes business through delegated authority arrangements.
As a result of our financial strength, we have the ability to offer significant capacity and, for select risks, we have made available significant limits. We believe these capabilities, the strength of our casualty and specialty reinsurance underwriting team, and our demonstrated ability and willingness to pay valid claims are competitive advantages of our casualty and specialty reinsurance business. While we believe that these and other initiatives will support growth in our Casualty and Specialty segment, we intend to continue to apply our disciplined underwriting approach which, together with current and forecasted market conditions, is likely to temper such growth in current and near-term periods.
Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our investment unit which manages and invests the funds generated by our consolidated operations; (3) corporate expenses, certain expenses related to the acquisition of Platinum, capital servicing costs and noncontrolling interests; and (4) the remnants of our former Bermuda-based insurance operations.

VENTURES
We pursue a number of other opportunities through our ventures unit, which has responsibility for creating and managing our joint ventures, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance.
Property Catastrophe Managed Joint Ventures
We actively manage property catastrophe-oriented joint ventures, which provide us with an additional presence in the market, enhance our client relationships and generate fee income and profit commissions. These joint ventures allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our principal joint ventures include DaVinci, Top Layer Re, Medici, Upsilon RFO and Fibonacci Re. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of the Company, acts as the exclusive underwriting manager for each of these joint ventures except Medici.
DaVinci
DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio, and from time to time, certain lines of specialty reinsurance written by Renaissance Reinsurance such as terrorism and workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business also underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinci’s holding company, DaVinciRe, and accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. The underwriting results of DaVinciRe are principally included in our Property segment. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our noncontrolling economic ownership in DaVinciRe was 24.0% at December 31, 2016 (2015 - 26.3%).
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
Medici
Medici is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily correlated to property catastrophe risk. Third-party investors subscribe for the majority of the participating, non-voting common shares of Medici. We maintain majority voting control of Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), therefore the results of Medici and Fund Holdings are consolidated in our financial statements. Our economic ownership in Medici was 36.5% at December 31, 2016 (2015 - 46.1%).
Upsilon RFO
Effective January 1, 2013, we formed and launched a managed joint venture, Upsilon RFO, a Bermuda domiciled special purpose insurer (“SPI”), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO’s creation further enhances our efforts to match desirable reinsurance risk with efficient capital through a strategic capital structure. Original business is written directly by Upsilon RFO under fully-collateralized reinsurance contracts capitalized through the sale of non-voting shares to us and Upsilon Fund. Upsilon

RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support and we are the primary beneficiary. As a result, we consolidate Upsilon RFO and all significant inter-company transactions have been eliminated. Other than our equity investment, we have not provided any financial or other support to Upsilon RFO we were not contractually required to provide.
Upsilon Fund
Effective November 13, 2014, we incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in property reinsurance risk managed by us. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is managed by RenaissanceRe Fund Management Ltd. in return for a management fee and performance based incentive fee. We have not provided any financial or other support to Upsilon Fund we were not contractually required to provide. Currently, Upsilon Fund is invested in Upsilon RFO and Medici.
Fibonacci Re
Effective November 7, 2016, Fibonacci Re, a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raised capital from third party investors and us via a private placement of participating notes that are listed on the Bermuda Stock Exchange. This arrangement enables Renaissance Reinsurance to support its clients with additional property catastrophe reinsurance capacity and we believe it provides attractive risk-adjusted returns to our capital partners. We concluded that Fibonacci Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, we evaluated our relationship with Fibonacci Re and concluded we are not the primary beneficiary of Fibonacci Re as we do not have power over the activities that most significantly impact the economic performance of Fibonacci. As a result, we do not consolidate the financial position and results of operations of Fibonacci. Other than our investment in the participating notes of Fibonacci Re, we have not provided financial or other support to Fibonacci Re that we were not contractually required to provide.
Strategic Investments
Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants. These investments are directed at classes of risk other than catastrophe reinsurance, and at times may also be directed at non-insurance risks. We find these investments attractive because of their expected returns, and because they provide us with diversification benefits and information and exposure to other aspects of the market. Examples of these investments include our investments in Tower Hill Insurance Group, LLC. (“THIG”), Tower Hill Holdings, Inc. (“Tower Hill”),Tower Hill Signature Insurance Holdings, Inc. (“Tower Hill Signature”) and Tower Hill Re (collectively, the “Tower Hill Companies”), Essent Group Ltd. (“Essent”) and Trupanion Inc. (“Trupanion”). The carrying value of these investments on our consolidated balance sheet, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so. For example, we believe that our investment in the Tower Hill Companies, which is recorded under the equity method of accounting in our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”), would attract a significantly higher valuation than what is currently recognized in our consolidated financial statements. However, under GAAP, we are prohibited from recording this investment at fair value. In addition, there is no liquid market for this investment.
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

Our ventures unit business activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Property and Casualty and Specialty segment results as appropriate; the results of our equity method investments, such as Top Layer Re, and other ventures are included in the Other category of our segment results.
GEOGRAPHIC BREAKDOWN
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean market, which represented 63.2% of our gross premiums written for the year ended December 31, 2016. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms (mainly U.S. Atlantic hurricanes), earthquakes and other natural and man-made catastrophes. The following table sets forth the amounts and percentages of our gross premiums written allocated to the territory of coverage exposure:

	2016		2015		2014
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)
Property Segment
U.S. and Caribbean	$743,226	31.3%	$671,887	33.4%	$635,069	41.0%
Worldwide	210,168	8.9%	234,801	11.7%	210,441	13.6%
Worldwide (excluding U.S.) (1)	55,043	2.3%	76,370	3.8%	137,466	8.9%
Japan	44,536	1.9%	32,830	1.6%	33,967	2.2%
Europe	37,611	1.6%	32,973	1.6%	33,115	2.1%
Australia and New Zealand	13,729	0.6%	15,869	0.8%	22,746	1.5%
Other	6,950	0.3%	7,429	0.4%	2,086	0.1%
Total Property Segment	1,111,263	46.9%	1,072,159	53.3%	1,074,890	69.4%
Casualty and Specialty Segment
U.S. and Caribbean	757,052	31.9%	522,778	26.0%	228,062	14.7%
Worldwide	471,301	19.8%	320,452	15.9%	226,652	14.6%
Worldwide (excluding U.S.) (1)	13,840	0.6%	87,597	4.4%	6,946	0.4%
Europe	5,541	0.2%	936	—%	238	—%
Australia and New Zealand	5,073	0.2%	1,627	0.1%	7,865	0.5%
Other	10,506	0.4%	5,851	0.3%	5,610	0.4%
Total Casualty and Specialty Segment	1,263,313	53.1%	939,241	46.7%	475,373	30.6%
Other category	—	—%	(90)	—%	309	—%
Total gross premiums written	$2,374,576	100.0%	$2,011,310	100.0%	$1,550,572	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).
NEW BUSINESS
From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures, or the acquisition of or the investment in other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through new joint venture opportunities. We also regularly evaluate potential strategic opportunities we believe might utilize our skills, capabilities, proprietary technology and relationships to support possible expansion into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where we believe reasonably sufficient data is available and our analytical abilities provide us with a competitive advantage, in order for us to seek to model estimated probabilities of losses and returns in respect of our then current portfolio of risks.

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
COMPETITION
The markets in which we operate are highly competitive, and we believe that competition is, in general, increasing and becoming more robust. Our competitors include independent reinsurance and insurance companies, subsidiaries and/or affiliates of globally recognized insurance companies, reinsurance divisions of certain insurance companies, domestic and international underwriting operations, and a range of entities offering forms of risk transfer protection on a collateralized or other non-traditional basis. As our business evolves, we expect our competitors to change as well.
We believe that our principal competitors include other companies active in the Bermuda market, currently including Allied World Assurance Company, AG, Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Chubb Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Fidelis Insurance Holdings Limited (“Fidelis”), Hamilton Re Ltd. (“Hamilton Re”), PartnerRe Ltd., Third Point Reinsurance Ltd. (“Third Point”), Validus Holdings, Ltd., White Mountains Insurance Group, Ltd. and XL Group plc, as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway Inc., Hannover Rückversicherung AG (“Hannover Re”), Ironshore Inc., Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (“Munich Re”) and Swiss Re Ltd.
Hedge funds, pension funds and endowments, investment banks, investment managers (such as Nephila Capital Ltd.), exchanges and other capital market participants are increasingly active in the reinsurance market and the market for related risk, either through the formation of reinsurance companies (such as Greenlight Reinsurance Ltd., Aeolus Re Ltd., Fidelis, Hamilton Re, and Third Point) or through the use of other financial products, such as catastrophe bonds, other insurance-linked securities and collateralized reinsurance investment funds. We expect competition from these sources to continue to increase. In addition, we continue to anticipate growth in financial products offered to the insurance market that are intended to compete with traditional reinsurance, such as exchange traded catastrophe options, insurance-linked securities, unrated privately held reinsurance companies providing collateralized or other non-traditional reinsurance, catastrophe-linked derivative agreements and other financial products.
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
We have developed a proprietary, computer-based pricing and exposure management system, REMS©, which has analytic and modeling capabilities that help us to assess the risk and return of each incremental (re)insurance contract in relation to our overall portfolio of (re)insurance contracts. We believe that REMS© is a robust underwriting and risk management system that has been successfully integrated into our business processes and culture. The REMS© framework encompasses and facilitates risk capture, analysis, correlation, portfolio aggregation and capital allocation within a single system for all of our natural hazards and non-natural hazards (re)insurance contracts. We continue to invest in and improve REMS©, incorporating our underwriting and modeling experience and adding proprietary software and a significant amount of new industry data. We continually strive to improve our analytical techniques for both natural hazard and non-natural hazard models in REMS© and while our experience is most developed for analyzing natural hazard catastrophe risks, we continue to invest in and evolve our capabilities for assessing non-natural hazard catastrophe risks. With the acquisition of Platinum and our recent growth in our casualty and specialty lines of business, we have increased our modeling and underwriting resources and associated capabilities with respect to our casualty and specialty lines of business.
We generally utilize a multiple model approach when evaluating a proposed program, combining both probabilistic and deterministic techniques. We combine the analyses generated by REMS© with other information available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss and the cost of utilized capital which the program presents. The underlying risk models integrated into our underwriting and REMS© framework are a combination of internally constructed and commercially available models. We use commercially available natural hazard catastrophe models to assist with validating and stress testing our base model and REMS© results.
Before we bind a (re)insurance risk, exposure data, historical loss information and other risk data is gathered from customers. Using a combination of proprietary software, underwriting experience, actuarial techniques and engineering expertise, as we deem appropriate, the exposure data is reviewed and augmented. We use this data as primary inputs into the REMS© modeling system as a base to create risk distributions to represent the risk being evaluated. We believe that the REMS© modeling system helps us to analyze each policy on a consistent basis, assisting our determination of what we believe to be an appropriate price to charge for each policy based upon the risk to be assumed. In part, through the process described above and the utilization of REMS©, we seek to compare our estimate of the expected returns in respect of a contract with the amount of capital we notionally allocate to the contract based on our estimate of its marginal impact on our portfolio of risks. A key advantage of our REMS© framework is our ability to include additional perils, risks and geographic areas that may not be captured in commercially available natural hazards risk models.
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
In order to estimate the risk profile of each line of non-natural hazard reinsurance (i.e., our casualty and specialty lines of business), we establish probability distributions and assess the correlations with the rest of our portfolio. In lines with catastrophe risk, such as excess workers’ compensation and terrorism, we seek to directly leverage our skill in modeling property reinsurance risks, and seek to appropriately estimate and manage the correlations between these casualty and specialty lines and our property reinsurance portfolio. For other classes of business, in which we believe we have little or no natural catastrophe exposure, and therefore less correlation with our property reinsurance coverages, we derive probability distributions from a variety of underlying information sources, including recent historical experience, and the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis we use for our property reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our estimates of the related underlying risks which our products cover, which we believe helps us to make consistent underwriting decisions and to manage our total risk portfolio.
In addition, we also produce, utilize and report on models which measure our utilization of capital in light of regulatory capital considerations and constraints. Our position in respect of these regulatory capital models is reviewed by our risk management professional staff and periodically reported to and reviewed by senior underwriting personnel and executive management with responsibility for our regulated operating entities.
Enterprise Risk Management (“ERM”)
We believe that high-quality and effective ERM is best achieved when it is a shared cultural value throughout the organization and consider ERM to be a key process which is the responsibility of every individual within the Company. We have developed and utilize tools and processes we believe support a culture of risk management and create a robust framework of ERM within our organization. We believe that our ERM processes and practices help us to identify potential events that may affect us, quantify, evaluate and manage the risks to which we are exposed, and provide reasonable assurance regarding the achievement of our objectives. We believe that effective ERM can provide us with a significant competitive advantage. We also believe that effective ERM assists our efforts to minimize the likelihood of suffering financial outcomes in excess of the ranges which we have estimated in respect of specific investments, underwriting decisions, or other operating or business activities, although we do not believe this risk can be eliminated. We believe that our risk management tools support our strategy of pursuing opportunities and help us to identify opportunities we believe to be the most attractive. In particular, we utilize our risk management tools to support our efforts to monitor our capital position, on a consolidated basis and for each of our major operating subsidiaries, and to allocate an appropriate amount of capital to support the risks we have assumed in the aggregate and for each of our major operating subsidiaries. We believe that our risk management efforts are essential to our corporate strategy and our goal of achieving long-term growth in tangible book value per share plus the change in accumulated dividends for our shareholders.
Our Board of Directors is responsible for overseeing enterprise-wide risk management and is actively involved in the monitoring of risks that could affect us. The members of the Board have regular, direct access to the senior executives and other officers responsible for identifying and monitoring our risks and coordinating our ERM, including our Group Chief Risk Officer, Chief Financial Officer, and Group General

Counsel and Chief Compliance Officer, each of whom reports directly to our Chief Executive Officer, as well as other senior personnel such as our Chief Accounting Officer, Global Corporate Controller and Head of Internal Audit. The Board also receives regular reports from the Controls and Compliance Committee.
Our ERM framework operates via a three lines of defense model. The first line of defense consists of individual functions that deliberately assume risks on our behalf and own and manage risk within the Company on a day-to-day and business operational basis. The second line of defense is responsible for risk oversight and also supports the first line to understand and manage risk. A dedicated risk team led by the Group Chief Risk Officer is responsible for this second line and reports to the Board of Director’s Investment and Risk Management Committee and the Chief Executive Officer. The third line of defense, our Internal Audit team, reports to the Audit Committee of the Board of Directors and provides independent, objective assurance as to the assessment of the adequacy and effectiveness of our internal control systems and also coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.
The principal risk areas that make up our ERM framework are assumed risk (including reserve risk), business environment risk and operational risk:

•
Assumed Risk. We define assumed risk as activities where we deliberately take risk against our capital base, including underwriting risks and other quantifiable risks such as credit risk and market risk as they relate to investments, ceded reinsurance credit risk and strategic investment risk, each of which can be analyzed in substantial part through quantitative tools and techniques. Of these, we believe underwriting risk to be the most material to us. In order to understand, monitor, quantify and proactively assess underwriting risk, we seek to develop and deploy appropriate tools to estimate the comparable expected returns on potential business opportunities and the impact that such incremental business could have on our overall risk profile. We use the tools and methods described above in “Underwriting” to seek to achieve these objectives. Embedded within our consideration of assumed risk is our management of our aggregate, consolidated risk profile. In part through the utilization of REMS© and our other systems and procedures, we analyze our in-force aggregate assumed risk portfolio on a daily basis. We believe this capability helps us to manage our aggregate exposures and to rigorously analyze and evaluate individual proposed transactions in the context of our in-force portfolio. This aggregation process captures line of business, segment and corporate risk profiles, calculates internal and external capital tests and explicitly models ceded reinsurance. Generally, additional data is added quarterly to our aggregate risk framework to reflect updated or new information or estimates relating to matters such as interest rate risk, credit risk, capital adequacy and liquidity. This information is used in day-to-day decision making for underwriting, investments and operations and is also reviewed quarterly from both a unit level and consolidated financial position perspective. We also regularly assess, monitor and review our regulatory risk capital and related constraints.

Reserve Risk. Reserve risk is a subcomponent of assumed risk. We define reserve risk as the risks related to our reserve for net claims and claim expenses, including the amount, both absolute and relative, of our outstanding reserve for net claims and claim expenses, and the impact of economic, social, legal and regulatory matters. Our reserve for net claims and claim expenses is subject to significant uncertainty and has the potential to develop adversely in future periods. While reserve risk may increase in both absolute terms and relative to its overall consideration in our ERM framework, we employ robust resources, procedures and technology to identify, understand, quantify and manage this risk. Our reserving methodologies and sensitivities for each respective line of business described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves.”

•
Business Environment Risk. We define business environment risk as the risk of changes in the business, political or regulatory environment that could negatively impact our short term or long-term financial results or the markets in which we operate. This risk area also typically includes emerging risks. These risks are predominately extrinsic to us and our ability to alter or eliminate these risks is limited, so we focus our efforts on monitoring developments, assessing potential impacts of any changes, and investing in cost effective means to attempt to mitigate the consequences of and ensure compliance with any new requirements applicable to us.

•
Operational Risk. We are subject to a number of additional risks arising out of operational, regulatory, and other matters. We define operational risk to include the risk we fail to create, manage, control or mitigate the people, processes, structures or functions required to execute our strategic and tactical plans and assemble an optimized portfolio of assumed risk, and to adjust to and comply with the evolving requirements of business environment risk applicable to us. In light of the rapid evolution of our markets, business environment, and business initiatives, we seek to continually invest in the tools, processes and procedures we use to mitigate our exposure to operational risk on a cost-effective basis. As with assumed risk and business environment risk, operational risk presents intrinsic uncertainties, and we may fail to appropriately identify or mitigate applicable operational risk.

Controls and Compliance Committee.  We believe that a key component of our current operational risk management platform is our Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our Chief Financial Officer, Chief Compliance Officer, Chief Accounting Officer, Global Corporate Controller, Group Chief Risk Officer, Head of Internal Audit, staff compliance professionals and representatives from our business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, and to ensure compliance with applicable laws and regulations, our Code of Ethics and Conduct (the “Code of Ethics”), and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially raise complex and/or significant tax, legal, accounting, regulatory, financial reporting, reputational or compliance issues.
In addition, we address other areas of operational risk through our disaster recovery program, human resource practices such as motivating and retaining top talent, our strict tax protocols and our legal and regulatory policies and procedures.
Ongoing Development and Enhancement.  We seek to reflect and categorize risks we monitor in part through quantitative risk distributions, even where we believe that such quantitative analysis is not as robust or well developed as our tools and models for measuring and evaluating other risks, such as catastrophe and market risks. We also seek to improve the methods by which we measure risks and believe effective risk management is a continual process that requires ongoing improvement and development. We seek from time to time to identify effective new practices or additional developments both from within our industry and from other sectors. We believe that our ongoing efforts to embed ERM throughout our organization help us produce and maintain a competitive advantage and achieve our corporate goals.
RATINGS
Financial strength ratings are an important factor in evaluating and establishing the competitive position of reinsurance and insurance companies. Rating organizations continually review the financial positions of our reinsurers and insurers. We have received high claims-paying and financial strength ratings from A.M. Best Company, Inc. (“A.M. Best”), Standard and Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”). These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, and details of recent ratings actions.
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
RESERVES FOR CLAIMS AND CLAIM EXPENSES
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding estimates for the anticipated cost of claims incurred but not yet reported to us, or incurred but not enough reported to us (collectively referred to as “IBNR”) and, if deemed necessary, adding costs for additional case reserves which represent our estimates for claims related to specific contracts previously reported to us which we believe may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR.
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for more information on our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.
INVESTMENTS
Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. The majority of our investments consist of highly rated fixed income securities. We also hold a significant amount of short term investments which are managed as part of our investment portfolio and have a maturity of one year or less when purchased. In addition, we have an allocation to other investments including private equity partnerships, catastrophe bonds, senior secured bank loan funds, and hedge funds, and to certain equity securities. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
For additional information regarding our investment portfolio, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Investments” and “Note 5. Investments in our Notes to the Consolidated Financial Statements”.
MARKETING
We believe that our modeling and technical expertise, the risk management products we provide to our customers, and our reputation for paying claims promptly has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our products primarily through reinsurance brokers and we focus our marketing efforts on targeted brokers and partners. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and customers. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds. We target prospects that are capable of supplying detailed and accurate underwriting data and that potentially add further diversification to our book of business.
We believe that primary insurers’ and brokers’ willingness to use a particular reinsurer is based not just on pricing, but also on the financial security of the reinsurer, its claim paying ability ratings and demonstrated willingness to promptly pay valid claims, the quality of a reinsurer’s service, the reinsurer’s willingness and ability to design customized programs, its long-term stability and its commitment to provide stable reinsurance capacity across market cycles. We believe we have established a reputation with our brokers and customers for prompt response on underwriting submissions, for fast payments on valid claims and for providing creative solutions to our customers’ needs.
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

Our brokers assess client needs and also perform data collection, contract preparation and other administrative tasks, enabling us to market our products cost effectively by maintaining a smaller staff. In recent years, our distribution has become increasingly reliant on a small and relatively decreasing number of broker relationships reflecting consolidation in the broker sector. We expect this concentration to continue and perhaps increase. In 2016, three brokerage firms accounted for 80.8% of our gross premiums written.
The following table shows the percentage of our Property and Casualty and Specialty segments’ gross premiums written generated through subsidiaries and affiliates of our largest brokers:

Year ended December 31, 2016	Property	Casualty and Specialty	Total
AON	51.8%	41.7%	46.4%
Marsh	26.0%	21.4%	23.6%
Willis Towers Watson	7.9%	13.4%	10.8%
Total of largest brokers	85.7%	76.5%	80.8%
All others	14.3%	23.5%	19.2%
Total	100.0%	100.0%	100.0%

The following table shows the number of brokers for which we issued authorization for coverage on programs, the number of program submissions received and the number and percent of authorizations issued, allocated between our Property and Casualty and Specialty segments:

Year ended December 31, 2016	Property	Casualty and Specialty
Number of brokers	33	50
Program submissions	4,138	3,068
Programs authorized	1,423	1,024
Programs authorized as a percentage of program submissions	34.4%	33.4%

EMPLOYEES
At February 17, 2017, we employed 376 people worldwide (February 18, 2016 - 376, February 18, 2015 - 281). None of our employees are subject to collective bargaining agreements and we are not aware of any current efforts to implement such agreements at any of our subsidiaries.
INFORMATION TECHNOLOGY
Our information technology platform and services are critical in supporting our operational capabilities. We have an integrated team of professionals who manage and support our communication platforms, transaction-management systems, and analytics and reporting capabilities, including the development of proprietary solutions like REMS©. In addition, we have secure, off-site data centers in North America and Europe to support our global operational needs. While most of our core applications are currently housed on our own infrastructure, our use of cloud-based services is increasing as the security and cost-effectiveness of these services improves.
Our business and support functions utilize information systems that provide critical services to both our employees and our customers. Information security and privacy are important concerns, with an increasing cyber-threat environment and evolving regulatory requirements driving continued investment in this area. Computer viruses, hackers, employee misuse or misconduct and other external hazards could expose our data systems to security breaches, cyber attacks or other disruptions.
We protect our information systems with physical and electronic safeguards as well as backup systems considered appropriate by management. In addition, we perform regular security penetration test scenarios and provide regular security risk staff education awareness sessions, to evaluate our preparedness and enhance both our system and user ability to detect, alert and respond to such an incident. We have implemented disaster recovery and business continuity plans for our operations which are tested at least annually with respect to our business-critical infrastructure and systems. We employ data backup procedures that seek to ensure that our key business systems and data are regularly backed up, and can be restored promptly if and as needed. In addition, we generally store backup information at off-site locations, in order to seek to minimize our risk of loss of key data in the event of a disaster. Our recovery plans involve arrangements with our off-site, secure data centers. We believe we will be able to access our systems from these facilities in the event that our primary systems are unavailable due to various scenarios, such as natural disasters.
REGULATION

The business of insurance and reinsurance is regulated in most countries and all states in the U.S., although the degree and type of regulation varies significantly from one jurisdiction to another.  Currently, we operate primarily in Bermuda, the U.S. and the U.K. We also have operations in Singapore and Ireland. Although principally regulated by the regulatory authorities of their respective jurisdictions, our operating subsidiaries may also be subject to regulation in the jurisdictions of their ceding companies. In addition, expansion into additional insurance markets could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer Re, RenaissanceRe Specialty U.S., Upsilon RFO, or any of our other Bermudian subsidiaries will become subject to direct U.S. regulation.
Bermuda Regulation
All Bermuda companies must comply with the provisions of the Companies Act 1981. In addition, the Insurance Act 1978 and related regulations (collectively, the “Insurance Act”), regulate the business of our Bermuda insurance, reinsurance and management company subsidiaries.
As a holding company, RenaissanceRe is not currently subject to the Insurance Act. However, the Insurance Act regulates the insurance and reinsurance business of our Bermuda-licensed operating insurance companies. RenaissanceRe’s Bermuda-licensed operating insurance subsidiaries and joint ventures include Renaissance Reinsurance and DaVinci, which are registered as Class 4 general business insurers, and RenaissanceRe Specialty U.S., which is registered as a Class 3B general business insurer, and Top Layer Re, which is registered as a Class 3A general business insurer under the Insurance Act. RenaissanceRe also has operating subsidiaries registered as SPIs under the Insurance Act, including Upsilon RFO. RUM and RenaissanceRe Underwriting Management Ltd. are each registered as insurance managers under the Insurance Act.
The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the Bermuda Monetary Authority (the “BMA”) powers to supervise, investigate and intervene in the affairs of insurance companies.
On March 24, 2016, the BMA was recognized by the European Parliament as fully equivalent under Solvency II for its commercial (re)insurers, retroactive to January 1, 2016. To achieve this status, the BMA made certain changes to the filing requirements and public disclosure requirements applicable to commercial (re)insurers and insurance groups, including amendments to the statutory financial reporting regime, aligning it with GAAP, International Financial Reporting Standards (“IFRS”) or other acceptable accounting standards, and the introduction of an economic balance sheet (“EBS”) framework. Amendments were made to the Insurance Act to meet these changing requirements.
General Purpose Financial Statements. All Class 3A, Class 3B and Class 4 insurers must prepare financial statements in respect of their insurance business in accordance with GAAP, IFRS or other acceptable accounting standards, which are published on the BMA website.
Statutory Financial Statements. Each Class 3A, Class 3B and Class 4 general business insurer is required to submit annual statutory financial statements as part of its statutory financial return no later than four months after the insurer’s financial year end (unless specifically extended). The GAAP or IFRS financial statements are the basis on which statutory financial statements are prepared, subject to the application of certain prudential filters as outlined in the Insurance Accounts Rules 2016. The statutory financial statements contain statements both on a consolidated and unconsolidated basis. The unconsolidated information forms the basis for assessing the insurer’s liquidity position, minimum solvency margin and class of registration.

Capital and Solvency Return. Class 3A, 3B and 4 insurers are also required to file a capital and solvency return in respect of their general business, which includes, among other items, the EBS, a schedule of governance and risk management, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves, a schedule of eligible capital and the Enhanced Capital Requirement (“ECR”) as calculated by the Bermuda Solvency and Capital Requirement (“BSCR”) model. The consolidated information within the statutory financial statements form the starting basis for the preparation of the EBS. The EBS is, in turn, used as the basis to calculate the insurer’s ECR.
Financial Condition Report. Class 3A, 3B and 4 insurers and insurance groups are required to prepare and publish a financial condition report (“FCR”), which was introduced to the regulatory regime in 2016 as part of the measures undertaken to achieve Solvency II equivalence. The FCR provides, among other things, details of measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer/insurance group.
Minimum Solvency Margin. A general business insurer’s statutory assets must exceed its statutory liabilities by an amount, equal to or greater than the prescribed minimum solvency margin (“Minimum Solvency Margin”), which varies with the category of its registration. The Minimum Solvency Margin that must be maintained by a Class 4 insurer is the greater of (i) $100.0 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the ECR, which is established by reference to the BSCR model. The Minimum Solvency Margin for a Class 3A or Class 3B insurer is the greater of (i) $1.0 million, (ii) 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6.0 million, (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the insurer’s ECR.
Enhanced Capital Requirement. Each Class 3A, Class 3B and Class 4 insurer is required to maintain its capital at a level at least equal to its ECR which is established by reference to either the BSCR or an approved internal capital model. In either case, the ECR shall at all times equal or exceed the respective Class 3A, Class 3B and Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3A, Class 3B and Class 4 insurer equal to 120% of the respective ECR. While a Class 3A, Class 3B and Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight.
Minimum Liquidity Ratio. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (“Minimum Liquidity Ratio”).
Eligible Capital. To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A, Class 3B and Class 4 insurers must maintain available capital in accordance with a “three tiered capital regime”. All capital instruments are classified as either basic or ancillary capital, which in turn are classified into one of three tiers (Tier 1, Tier 2 and Tier 3) based on their "loss absorbency" characteristics (the "Tiered Capital Requirements"). Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital is classified as Tier 1 capital and lesser quality capital is classified as either Tier 2 capital or Tier 3 capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used to satisfy the Class 3A, 3B and 4 insurers' Minimum Solvency Margin and ECR requirements.
Restrictions on Dividends, Distributions and Reductions of Capital. Class 3A, Class 3B and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required Minimum Solvency Margin or Minimum Liquidity Ratio (the “Relevant Margins”) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Further, Class 3A, 3B and Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet its Relevant Margins. Class 3A, Class 3B and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements.

These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act which apply to all Bermuda companies.
Fit and Proper Controllers. The BMA maintains supervision over the controllers (as defined herein) of all Bermuda registered insurers. Currently, the Insurance Act states that no person shall become a controller of any description of a registered insurer unless the BMA has been served notice in writing stating that the person intends to become such a controller. A controller includes the managing director and chief executive of the registered insurer or its parent company; a 10%, 20%, 33% or 50% shareholder controller; and any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. In addition, all Bermuda insurers are also required to give the BMA written notice of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer includes a director, secretary, chief executive or senior executive by whatever name called.
Material Change. All registered insurers are required to give the BMA 30 days’ notice of certain matters that are likely to be of material significance to the BMA in carrying out its supervisory function under the Insurance Act. The Insurance Act prescribes which matters require advance notice.
Insurance Code of Conduct. All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards to be complied with to ensure each insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act.
Special Purpose Insurer Reporting Requirements. Unlike other (re)insurers, SPIs are fully funded to meet their (re)insurance obligations; therefore the application and supervision processes are streamlined to facilitate the transparent structure. Further, the BMA has the discretion to modify such insurer’s accounting requirements under the Insurance Act. Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. During 2016, new legislative requirements were introduced requiring SPIs to file annual statutory or modified financial returns via an electronic filing system. Under these requirements, SPIs are required to map GAAP financial statements to the electronic statutory forms and are required to provide information around ownership structure, assessment of risks, analyses of premium and details of segregated cells.
Insurance Manager Reporting Requirements. During 2016, the BMA undertook to enhance its oversight of insurance managers as part of the development of Bermuda’s insurance regulatory framework. As part of this, the BMA introduced the Insurance Manager Code of Conduct and required insurance managers to file specific details via an Insurance Manager’s Return. The Insurance Manager’s Return requires, among other things, details around directors and officers of the insurance manager, the services provided by the entity, and details of the insurers managed by the insurance manager.
Group Supervision. Pursuant to the Insurance Act, the BMA acts as the group supervisor of the RenaissanceRe group of companies (the “RenaissanceRe Group”) and it has designated Renaissance Reinsurance to be the “designated insurer” in respect of the RenaissanceRe Group. The designated insurer is required to ensure that the RenaissanceRe Group complies with the provisions of the Insurance Act pertaining to groups and all related group solvency and group supervision rules (together, the “Group Rules”). Under the Group Rules, the RenaissanceRe Group is required to annually prepare and submit to the BMA group GAAP financial statements, group statutory financial statements, a group capital and solvency return (including an EBS) and an FCR. An insurance group must ensure that the value of the insurance group's assets exceeds the amount of the insurance group's liabilities by the aggregate of: (i) the individual Minimum Solvency Margin of each qualifying member of the group controlled by the parent company; and (ii) the parent company’s percentage shareholding in the member multiplied by the member’s Minimum Solvency Margin, where the parent company exercises significant influence over a member of the group but does not control the member (the "Group Minimum Solvency Margin"). A member is a qualified member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. Every insurance group is also required to submit an annual group actuarial opinion when filing its group capital and solvency return. The group is required to appoint an individual approved by the BMA to be the group actuary. The group actuary must provide an opinion on the RenaissanceRe Group’s technical provisions as recorded in the RenaissanceRe Group statutory EBS. Insurance groups are required to maintain available economic statutory capital and surplus to an amount that is equal to or exceeds the value of its group ECR, which is calculated at the end of its relevant year by reference to the BSCR model of the group (the “Group BSCR”) or an approved internal capital model provided that the group ECR shall at all times be an amount equal to or exceeding the Group Minimum Solvency Margin. The group ECR is being phased in over a period of six years, which commenced with the 2013 financial year end. For the 2016 financial year end the applicable group ECR is equivalent to 80% of the amount determined by the Group BSCR or an approved internal capital model. This requirement will increase by increments of 10% in each of the following two years until 100% of the amount determined by the Group BSCR or an approved internal capital model for the ECR is required for the 2018 financial year end. The BMA expects insurance groups to operate at or above a group TCL, which exceeds the group ECR. The TCL for insurance groups is set at 120% of its group ECR. In addition, under the Tiered Capital Requirements described above, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used by an insurance group to satisfy the Group's Minimum Solvency Margin and group ECR requirements. Further, our Board of Directors has established solvency self assessment procedures for the RenaissanceRe Group that factor in all foreseeable material risks; Renaissance Reinsurance must ensure that the RenaissanceRe Group’s assets exceed the amount of the RenaissanceRe Group’s liabilities by the aggregate minimum margin of solvency of each qualifying member; and our Board of Directors has established and implements corporate governance policies and procedures designed to ensure they support the overall organizational strategy of the RenaissanceRe Group. In addition, the RenaissanceRe Group is required to prepare and submit to the BMA a quarterly financial return comprising unaudited consolidated group financial statements, a schedule of intra-group transactions and a schedule of risk concentrations.
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
Under the provisions of the Insurance Act, the BMA may, from time to time, conduct “on site” visits at the offices of insurers it regulates. Over the past several years, the BMA has conducted “on site” reviews in respect of our Bermuda-domiciled operating insurers.
Income Taxes. Currently, neither we nor our shareholders are required to pay Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax in respect of our shares.  We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, if Bermuda enacts legislation imposing any tax on profits, income, capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not be applicable to us, our operations or our shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda.
U.S. Regulation
Admitted Company Regulation. Renaissance Reinsurance U.S. is a Maryland domiciled insurer licensed in 26 states and the District of Columbia and qualified or certified as a reinsurer in 24 states. As a U.S. licensed and authorized insurer, Renaissance Reinsurance U.S. is subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance departments regulate insurer solvency, authorized investments, loss and loss expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The Maryland Insurance Administration, as Renaissance Reinsurance U.S.’s domestic regulator, is the primary financial regulator of Renaissance Reinsurance U.S. We are pursuing growth in many of lines of business written by Renaissance Reinsurance U.S., which may increase the impact of U.S. regulation on our business as a whole.
Holding Company Regulation. We are subject to the insurance holding company laws of Maryland, the domestic state of Renaissance Reinsurance U.S. These laws generally require Renaissance Reinsurance U.S. to file certain reports concerning its capital structure, ownership, financial condition and general business operations with the Maryland Insurance Administration. Generally, all affiliate transactions involving Renaissance Reinsurance U.S. must be fair and, if material or of specified types, require prior notice and approval or non-disapproval by the Maryland Insurance Administration. Further, Maryland law places limitations on the amounts of dividends or distributions payable by Renaissance Reinsurance U.S. Payment of ordinary dividends by Renaissance Reinsurance U.S. requires notice to the Maryland Insurance Administration. Declaration of an extraordinary dividend, which must be paid out of earned surplus, generally requires thirty days’ prior notice to and approval or non-disapproval of the Maryland Insurance Administration. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (1) ten percent of the insurer’s surplus as regards policyholders as of December 31 of the preceding year or (2) the insurer’s net investment income, excluding realized capital gains (as determined under statutory accounting principles), for the twelve month period ending December 31 of the preceding year and pro rata distributions of any class of the insurer’s own securities, plus any amounts of net investment income (subject to the foregoing exclusions), in the three calendar years prior to the preceding year which have not been distributed.
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
Effective for 2014, Maryland adopted enterprise risk management and reporting obligations applicable to insurance holding company systems that are meant to protect the licensed companies from enterprise risk. These obligations include requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. We timely filed our enterprise risk reports with the Maryland Insurance Administration for 2015 and 2016.
Reinsurance Regulation. The insurance laws of each U.S. state regulate the sale of reinsurance to licensed ceding insurers by non-admitted alien reinsurers acting from locations outside the state. With some exceptions, the sale of insurance or reinsurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Our Bermuda-domiciled insurance operations and joint ventures (principally Renaissance Reinsurance, DaVinci, Top Layer Re, RenaissanceRe Specialty U.S. and Upsilon RFO) are all admitted to transact insurance business in Bermuda and do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any other jurisdiction where the conduct of such activities would require that any company be so admitted.
RenaissanceRe Underwriting Managers U.S. LLC is licensed by the Connecticut Department of Insurance as a reinsurance intermediary broker and is required to maintain its reinsurance intermediary broker license in force in order to conduct its reinsurance operations in Connecticut.
Although reinsurance contract terms and rates are generally not subject to regulation by state insurance authorities, a primary U.S. insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit on its statutory financial statements for the reinsurance ceded. State insurance regulators permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted, non-U.S. (alien) reinsurers if the reinsurance contract contains certain minimum provisions and if the reinsurance obligations of the non-U.S. reinsurer are appropriately collateralized. Qualifying collateral may be established by an alien reinsurer exclusively for a single U.S. ceding company. Alternatively, an alien reinsurer that is accredited by a state may establish a multi-beneficiary trust with qualifying assets equal to its reinsurance obligations to all U.S. ceding insurers, plus a trusteed surplus amount. Renaissance Reinsurance and DaVinci are each an accredited reinsurer in New York and Florida and have established multi-beneficiary trusts with a qualifying financial institution in New York for the benefit of their U.S. cedants.
States generally require alien reinsurers to provide collateral equal to one hundred percent of their reinsurance obligations to U.S. ceding insurers. However, thirty-two states have credit for reinsurance laws that permit U.S. ceding insurers to take full credit for reinsurance when a “certified” reinsurer posts reduced collateral amounts. Under these credit for reinsurance laws, qualifying alien reinsurers may reduce their collateral for future reinsurance agreements based on a secure rating assigned by the U.S. insurance regulator. The secure rating is assigned by the state upon an assessment of the reinsurer’s financial condition, financial strength ratings and other factors. In addition, the alien reinsurer must be domiciled in a jurisdiction that is “qualified” under state law. The National Association of Insurance Commissioners (the “NAIC”) granted conditional qualified jurisdiction status to Bermuda effective January 1, 2014. Effective January 1, 2015, the NAIC approved its initial list of qualified jurisdictions, including Bermuda, and states that have these credit for reinsurance laws may accept such qualification in assessing reinsurers for certification. Florida has approved Renaissance Reinsurance and DaVinci for collateral reduction.
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
NAIC Ratios. The NAIC has established 13 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed property and casualty insurance companies operating in their respective states. The NAIC’s Insurance Regulatory Information System (“IRIS”) calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall outside of the usual range for one or more ratios because of specific transactions that are themselves immaterial.
Federal Oversight and Other Government Intervention. Government intervention in the insurance and reinsurance markets in the U.S. continues to evolve. Although U.S. state regulation is currently the primary form of regulation of insurance and reinsurance, Congress has considered proposals in several areas that may impact the industry, including the creation of an optional federal charter, repeal of the insurance company antitrust exemption from the McCarran Ferguson Act, and tax law changes, including changes to increase the taxation of reinsurance premiums paid to off-shore affiliates with respect to U.S. risks and comprehensive business tax reform legislation including border adjustments. We are unable to predict what other proposals will be made or adopted or the effect, if any, that such proposals would have on our operations and financial condition.
The Dodd-Frank Act established federal measures that impact the U.S. insurance business and preempt certain state insurance laws. For example, the Dodd-Frank Act created the Financial Stability Oversight Council (the “FSOC”), which is authorized to designate a nonbank financial company as “systemically significant” if its material financial distress could threaten the financial stability of the U.S. Since 2013, the FSOC has designated three insurance groups as systemically significant nonbank financial companies. The FSOC’s potential recommendation of measures to address systemic risk in the insurance industry could affect our insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant.
The Dodd-Frank Act also created the Federal Insurance Office (the “FIO”). The FIO does not have general supervisory or regulatory authority over the business of insurance, but it has preemption authority over state insurance laws that conflict with certain international agreements. The FIO is also authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk and may recommend to the FSOC the designation of systemically important insurers. In addition, the FIO represents the U.S. at the International Association of Insurance Supervisors. The Dodd-Frank Act authorizes the U.S. Department of the Treasury (“Treasury”) and the Office of the U.S. Trade Representative (“USTR”) to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (a “Covered Agreement”). The FIO is authorized to preempt state measures that (i) are inconsistent with a Covered Agreement and (ii) disfavor non-U.S. insurers subject to a Covered Agreement.
On January 13, 2017, Treasury and the USTR notified Congress that they had negotiated a Covered Agreement with the EU which establishes mutually binding prudential insurance standards and addresses three areas of insurance regulation: group supervision, reinsurance and the exchange of information between insurance supervisors. This Covered Agreement could potentially allow credit to be taken for reinsurance ceded to a non-U.S. reinsurer domiciled in an EU jurisdiction, without the need for such reinsurer to post 100 percent qualified security or to be designated by the state as a “certified reinsurer.” In addition, and importantly for state regulation, it contemplates that in the U.S. it will be implemented by the states by incorporating its standards into state law. However, if state law is not amended to incorporate such standards and disadvantages an EU insurer, the FIO is authorized to preempt the offending state law. The Dodd-Frank Act does not provide any express statutory authority to the U.S. Congress to disapprove the negotiated Covered Agreement in its current form or require that any amendments be made to the Covered Agreement. However, Congress could exercise its authority to amend provisions of the Dodd-Frank Act governing the Covered Agreement’s entry into force. Further, the U.S. Congress has a variety of general authorities under which it could make implementation of the joint agreement by federal agencies difficult or impossible, including prohibiting the expenditure of federal funds for implementation. Furthermore, it is uncertain how the Trump administration will view the Covered Agreement, and they could choose to terminate it.
It is possible the FIO will, in the future, issue recommendations or take or initiate actions in respect of the reinsurance market that would, if enacted, impact our markets or our operations significantly, perhaps adversely. Over time, the Dodd-Frank Act or those agencies responsible for its enforcement may lay the foundation for some form of U.S. federal regulation of insurance.
Government intervention in the property insurance market, particularly with respect to natural catastrophe losses, one of our key markets, has occurred on the state and federal level over recent years. Most significantly, beginning in 2007, the state of Florida enhanced the authority of the Florida Hurricane Catastrophe Fund (the “FHCF”) to offer coverage at below-market rates and expanded the ability of the state-sponsored insurer, Citizens Property Insurance Corporation (“Citizens”), to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In succeeding years, Florida legislation allowed Citizens to increase rates and cut back support for the FHCF, which has supported, over this period, a relatively increased role for private insurers in Florida, a market in which we have established substantial market share. However, we cannot assure you that this increased role will continue or be maintained, or that adverse new legislation will not be passed.
See “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update” for further information regarding recent legislative and regulatory proposals and the potential effects on our business and results of operations.
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
By entering into a membership agreement with Lloyd’s, RenaissanceRe CCL has undertaken to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012 (the “FSMA”).
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
Singapore Regulation
Branches of Renaissance Reinsurance and DaVinci based in the Republic of Singapore (the “Singapore Branches”) have each received a license to carry on insurance business as a general reinsurer. The activities of the Singapore Branches are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, the Singapore Branches are each regulated by the Accounting and Corporate Regulatory Authority (the “ACRA”) as a foreign company pursuant to Singapore’s Companies Act.  Prior to the establishment of the Singapore Branches, Renaissance Reinsurance had maintained a representative office in Singapore commencing April 2012. We do not currently consider the activities and regulatory requirements of the Singapore Branches to be material to us.
Renaissance Services of Asia Pte. Ltd., our Singapore-based service company, was established as a private company limited by shares in Singapore on March 15, 2012 and is registered with the ACRA and subject to Singapore’s Companies Act.
Ireland Regulation
Renaissance Reinsurance of Europe, incorporated under the laws of Ireland, provides coverage to insurers and reinsurers, primarily in Europe. Business is written both in Dublin and through a branch office in the U.K.
Renaissance Reinsurance of Europe and its U.K. branch are regulated and supervised by the Central Bank of Ireland and are subject to the requirements of Solvency II. Renaissance Reinsurance of Europe is registered with the Companies Registration Office in Ireland and is subject to the Companies Act 2014. The Central Bank of Ireland adopts a risk-based framework to the supervision of regulated firms. Firms are rated according to the impact their failure would have on financial systems, the Irish economy and on the citizens of Ireland. Renaissance Reinsurance of Europe is currently considered by the Central Bank of Ireland to be a ‘low impact’ firm. We do not currently consider the regulatory requirements of Renaissance Reinsurance of Europe and its U.K. branch to be material to us.
Renaissance Services of Europe Ltd., our Dublin-based Irish service company, was established as a private company limited by shares in Ireland and is registered with the Companies Registration Office and subject to the Companies Act 2014.

ENVIRONMENTAL AND CLIMATE CHANGE MATTERS
Our principal economic exposures arise from our coverages for natural disasters and catastrophes. We believe, and believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, are likely to increase the severity, and possibly the frequency, of weather related natural disasters and catastrophes relative to the historical experience over the past 100 years. We believe that this expected increase in severe weather, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors that will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production. Accordingly, we expect an increase in claims, especially from properties located in coastal areas. We have taken measures to mitigate losses related to climate change through our underwriting process and by continuously monitoring and adjusting our risk management models.
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

Delegated authority
A contractual arrangement between an insurer or reinsurer and an agent whereby the agent is authorized to bind insurance or reinsurance on behalf of the insurer or reinsurer. The authority is normally limited to a particular class or classes of business and a particular territory. The exercise of the authority to bind insurance or reinsurance is normally subject to underwriting guidelines and other restrictions such as maximum premium income. Under the delegated authority, the agent is responsible for issuing policy documentation, the collection of premium and may also be responsible for the settlement of claims.

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

Quota share reinsurance
A form of proportional reinsurance in which the reinsurer assumes an agreed percentage of each insurance policy being reinsured and shares all premiums and losses accordingly with the reinsured. See also “Proportional Reinsurance”.

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

AVAILABLE INFORMATION
We maintain a website at www.renre.com. The information on our website is not incorporated by reference in this Form 10-K. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). We also make available, free of charge from our website, our Audit Committee Charter, Compensation and Corporate Governance Committee Charter, Corporate Governance Guidelines, and Code of Ethics. Such information is also available in print for any shareholder who sends a request to RenaissanceRe Holdings Ltd., Attn: Office of the Corporate Secretary, P.O. Box HM 2527, Hamilton, HMGX, Bermuda. Reports filed with the SEC may also be viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.
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
We have a large overall exposure to natural and man-made disasters, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornadoes, hailstorms, drought, cyber-risks and acts of terrorism. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by low frequency and high severity loss events.
Claims from catastrophic events could cause substantial volatility in our quarterly and annual financial results and could materially adversely affect our financial condition, results of operations and cash flows. We believe that certain factors, including increases in the value and geographic concentration of insured property, particularly along coastal regions, the increasing risks associated with extreme weather events as a result of changes in climate conditions, and the effects of inflation, may continue to increase the number and severity of claims from catastrophic events in the future. Accordingly, unanticipated events could result in net negative impacts as compared to our competitors. Historically, a relatively large percentage of our coverage exposures have been concentrated in the U.S. southeast, but due to the expected increase in severe weather events, there is the potential for significant exposures in other geographic areas in the future.
Our claims and claim expense reserves are subject to inherent uncertainties.
Our claims and claim expense reserves reflect our estimates, using actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred.
We use actuarial and computer models (See “Part I, Item 1. Business, Underwriting and Enterprise Risk Management.”), historical reinsurance and insurance industry loss statistics, and management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. Our estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change.
Due to the many assumptions and estimates involved in establishing reserves and the inherent uncertainty of modeling techniques, the reserving process is inherently uncertain. It is expected that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. Accordingly, we may understate the exposures we are assuming and our results of operations and financial condition may be adversely impacted, perhaps significantly. Conversely, we may prove to be too conservative and contribute to factors which would impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages.
A decline in our financial strength ratings may adversely impact our business, perhaps materially so.
Financial strength ratings are used by ceding companies and reinsurance intermediaries to assess the financial strength and quality of reinsurers and insurers. Rating agencies evaluate us periodically and may downgrade or withdraw their financial strength ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. In addition, rating agencies may make changes in their capital models and rating methodologies which could increase the amounts of capital required to support the ratings.
Negative ratings actions could adversely affect our ability to write new business. In addition, many reinsurance contracts contain provisions permitting cedants to cancel coverage pro rata if the reinsurer is downgraded below a certain rating level. We cannot predict whether a client would exercise this right or the effect a cancellation would have on our financial condition or future operations, but the effect could be material.
In addition, a ratings downgrade could adversely impact our ability to compete with other reinsurers and insurers, which could materially adversely affect our results of operations. For example, following a ratings downgrade we might lose customers to more highly rated competitors or retain a lower share of the business of our customers.
For the current ratings of certain of our subsidiaries and joint ventures and additional ratings information, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Ratings”.
The trend towards increasingly frequent and severe climate events could result in underestimated exposures that have the potential to adversely impact our financial results.
Our most severe estimated economic exposures arise from our coverages for natural disasters and catastrophes. An increase in the severity and frequency of weather related natural disasters and catastrophes which we believe is likely to result from changes in climate conditions, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors which may increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production. Accordingly, we expect an increase in claims, especially from properties located in coastal areas.
A substantial portion of our coverages may be adversely impacted by climate change, and we cannot assure you that our risk assessments accurately reflect environmental and climate related risks. We cannot predict with certainty the frequency or severity of tropical cyclones or other catastrophes. Unanticipated environmental incidents could lead to additional insured losses that exceed our current estimates, resulting in disruptions to or adverse impacts on our business, the market, or our clients. Further, certain investments, such as catastrophe-linked securities and property catastrophe managed joint ventures related to hurricane coverage, or other assets in our investment portfolio, could also be adversely impacted by climate change.
U.S. tax reform proposals could reduce our access to capital, decrease demand for our products and services or otherwise adversely affect us.
We believe that the likelihood of the implementation of comprehensive business tax reform in the U.S. has increased recently. Certain proposals, such as the Tax Reform Task Force Blueprint dated June 24, 2016, which recommends moving to a consumption or destination-based tax system and provides for border adjustments taxing imports, could, if enacted, materially adversely impact the insurance and reinsurance industry and our results of operations. The enactment of legislation including border adjustments could substantially decrease the exportability of risk and reduce our access to capital and business as a whole. Such legislation may also result in increased prices for our products and services, which could cause a decrease in demand for these products and services due to limitations on the available resources of our clients. It is also possible that border adjustments could result in retaliatory actions by other countries.

There are many other comprehensive tax reform proposals being discussed in Congress and by the Trump administration, and we are currently unable to predict the final form that any legislation would take, or the ultimate impact on our business and results of operations.
Other changes and developments in U.S. tax law or regulations could have a material adverse impact on us, our shareholders or investors in our joint ventures or other entities we manage.
From time to time, Congress has considered legislation relating to the tax treatment of offshore insurance that would adversely affect reinsurance between affiliates and offshore insurance and reinsurance more generally. In addition, other legislation has been introduced in Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S connections. To date, none of this legislation has been approved by Congress, and the IRS has not effected any formal action in respect of these practices. However, we can provide no assurance that similar legislation will not ultimately be adopted or that the IRS will not effect any such formal action in the future, and any such legislation or formal IRS action could have a material adverse impact on us our our shareholders.
Furthermore, over the last several years, members of Congress and the IRS have proposed legislation and regulations which, if adopted, would clarify when certain non-U.S. insurance companies would be considered a passive foreign investment company (a “PFIC”) for U.S. federal income tax purposes, and it is anticipated that the IRS will issue amended proposed regulations in respect of these matters. We cannot predict the likelihood of the enactment or finalization of the proposed regulations and legislation or the scope, nature, or impact of the proposed regulations on us, should they be formally adopted or enacted. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us, our sources of capital, our investors or the market generally. Among other things, it is possible that these IRS actions, or new legislation or rulemaking, could adversely impact the tax attributes to certain U.S. investors of participating in our joint ventures or other entities we manage, even inadvertently, in light of the perceived need for reforms.
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
In addition, we believe our property results have been adversely impacted over recent periods by increasing primary claims level fraud and abuses, as well as other forms of social inflation, and that these trends may continue, particularly in certain U.S. jurisdictions in which we focus, including Florida and Texas. For example, in Florida, homeowners are increasingly assigning the benefit of their insurance recovery to third parties, typically related to a water loss claim but also with respect to other claims.  This practice is referred to as an ”assignment of benefits”, and is characterized by an inflated size and number of claims, increased incidence of litigation, interference in the adjustment of claims, and the assertion of bad faith actions and one-way attorney fees. Assignments of benefits and related insurance fraud may directly affect us, potentially materially, through any policy we write in Florida, as well as by inflating the size of occurrences we cover under our reinsurance treaties and reducing the value of certain investments we have in Florida, including both debt and equity investments in domestic reinsurers.
With respect to our casualty and specialty reinsurance operations, these legal and social changes and their impact may not become apparent until some time after their occurrence. For example, we could be deemed liable for losses arising out of a matter, such as the potential for industry losses arising out of a pandemic illness, that we had not anticipated or had attempted to contractually exclude. Moreover, irrespective of the clarity and inclusiveness of policy language, we cannot assure you that a court or arbitration panel will enforce policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wording. Alternatively, potential efforts by us to exclude such exposures could, if successful, reduce the market’s acceptance of our related products. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Furthermore, we expect that our exposure to this uncertainty may grow as our “long-tail” casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than our traditional catastrophe business, which is typically more “short-tail.” While we continually seek to improve the effectiveness of our contracts and claims capabilities, we may fail to mitigate our exposure to these growing uncertainties.
A continued soft reinsurance underwriting market would adversely affect our business and operating results.
In a soft reinsurance underwriting market, premium rates are stable or falling and coverage is readily available. In a hard reinsurance underwriting market, premium rates are increasing and less coverage is available. Leading global intermediaries and other sources have generally reported that the U.S. reinsurance market reflected a soft underwriting market during the last several years, with growing levels of industry wide capital held. This capital has been supplied principally by traditional market participants and increasingly by alternative capital providers. We believe that the reinsurance underwriting market will continue to be cyclical, with hard markets caused by withdrawal or use of excess capital, large or frequent loss events and other factors. However, it is possible that increased access of primary insurers to capital, new technologies and other factors may eliminate or significantly lessen the possibility of any future hard reinsurance underwriting market.
We depend on a few insurance and reinsurance brokers for a preponderance of our revenue, and any loss of business provided by them could adversely affect us.
We market our insurance and reinsurance products worldwide exclusively through a limited number of insurance and reinsurance brokers. As our business is heavily reliant on the use of a few brokers, the loss of a broker, through a merger, other business combination or otherwise, could result in the loss of a substantial portion of our business, which would have a material adverse effect on us. Our ability to market our products could decline as a result of the loss of the business provided by any of these brokers and it is possible that our premiums written would decrease. Further, due to the concentration of our brokers, our brokers may have increasing power to dictate the terms and conditions of our arrangements with them, which could have a negative impact on our business.
We are exposed to counterparty credit risk, including with respect to reinsurance brokers and customers.
In accordance with industry practice, we pay virtually all amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). Likewise, premiums due to us by ceding insurers are virtually all paid to brokers, who then pass such amounts on to us. In many jurisdictions, we have contractually agreed that if a broker were to fail to make a payment to a ceding insurer, we would remain liable to the ceding insurer for the deficiency. Conversely, in many jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid by the cedants and the ceding insurer is longer liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a substantial degree of credit risk associated with brokers around the world.
We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. We cannot assure you that our premiums receivable or reinsurance recoverables, which are generally not collateralized, will be collected or that we will not be required to write down additional amounts in future periods. To the extent our customers or retrocedants become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable or reinsurance recoverables, as applicable, in our financial statements.
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
Challenging economic conditions throughout the world could adversely affect our business and financial results. If economic conditions should weaken, the business environment in our principal markets would be adversely affected, which could adversely affect demand for the products sold by us or our customers. In addition, volatility in the U.S. and other securities markets may adversely affect our investment portfolio or the investment results of our clients, potentially impeding their operations or their capacity to invest in our products. Global financial markets and economic and geopolitical conditions are outside of our control and difficult to predict, being influenced by factors such as national and international political circumstances (including governmental instability, wars, terrorist acts or security operations), interest rates, market volatility, asset or market correlations, equity prices, availability of credit, inflation rates, economic uncertainty, changes in laws or regulations including as regards taxation, trade barriers, commodity prices, interest rates, currency exchange rates and controls. In addition, as discussed above, we believe our consolidated credit risk is likely to increase during an economic downturn.
U.S. taxing authorities could contend that one or more of our Bermuda subsidiaries is subject to U.S. corporate income tax, as a result of changes in law or regulations, or otherwise.
If the IRS were to contend successfully that one or more of our Bermuda subsidiaries is engaged in a trade or business in the U.S., such subsidiary would, to the extent not exempted from tax by the U.S.-Bermuda income tax treaty, be subject to U.S. corporate income tax on the portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. If we were ultimately held to be subject to taxation, our earnings would correspondingly decline.
In addition, benefits of the U.S.-Bermuda income tax treaty which may limit any tax to income attributable to a permanent establishment maintained by one or more of our Bermuda subsidiaries in the U.S. are only available to a subsidiary if more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are Bermuda residents or U.S. citizens or residents. Our Bermuda subsidiaries may not be able to continually satisfy, or establish to the IRS that they satisfy, this beneficial ownership test . Finally, it is unclear whether the U.S.-Bermuda income tax treaty (assuming satisfaction of the beneficial ownership test) applies to income other than premium income, such as investment income.
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
A portion of our investment portfolio is allocated to other classes of investments including equity securities and interests in alternative investment vehicles such as catastrophe bonds, private equity partnerships, senior secured bank loan funds and hedge funds. These other classes of investments are recorded on our consolidated balance sheet at fair value, which is generally established on the basis of the valuation criteria set forth in the governing documents of such investment vehicles. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests, notes or other securities representing interests in the relevant investment vehicles. We cannot assure you that, if we were forced to sell these assets, we would be able to sell them for the prices at which we have recorded them, and we might be forced to sell them at significantly lower prices. Furthermore, our interests in many of the investment classes described above are subject to restrictions on redemptions and sales which limit our ability to liquidate these investments in the short term. These classes of investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. The performance of these classes of investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly, adversely affect our financial results.
In addition to the foregoing, we may from time to time re-evaluate our investment approach and guidelines and explore investment opportunities in respect of other asset classes not previously discussed above, including, without limitation, by expanding our relatively small portfolio of direct investments in the equity markets. Any such investments could expose us to systemic and price volatility risk, interest rate risk and other market risks. Any investment in equity securities carries with it inherent volatility. We cannot assure you that such an investment will prove profitable and we could lose the value of our investment. Accordingly, any such investment could impact our financial results, perhaps materially, over both the short and the long term.
We could face losses from terrorism, political unrest and war.
We have exposure to losses resulting from acts of terrorism, political unrest and acts of war. The frequency of these events has increased in recent years and it is difficult to predict the occurrence of these events or to estimate the amount of loss an occurrence will generate. Accordingly, it is possible that actual losses from such acts will exceed our probable maximum loss estimate and that these acts will have a material adverse effect on us.
We closely monitor the amount and types of coverage we provide for terrorism risk under reinsurance and insurance treaties. If we think we can reasonably evaluate the risk of loss and charge an appropriate premium for such risk we will write some terrorism exposure on a stand-alone basis. We generally seek to exclude terrorism from non-terrorism treaties. If we cannot exclude terrorism, we evaluate the risk of loss and attempt to charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to completely eliminate our exposure to terrorist acts.
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
We depend on the proper functioning and availability of our information technology platform, including communications and data processing systems and our proprietary pricing and exposure management system, in operating our business. We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business, and with our Board of Directors. We have established security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls and procedures and perform third-party risk assessments; however, there can be no guarantee that such systems, measures, controls and procedures will be effective, that we will be able to establish secure capabilities with all of third parties, or that third parties will have appropriate controls in place to protect the confidentiality of our information. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability.
In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our systems could have a significant impact on our operations, and potentially on our results. We protect our information systems with physical and electronic safeguards as well as backup systems considered appropriate by management. However, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties.
We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant. While management is not aware of a cybersecurity incident that has had a material effect on our operations, there can be no assurances that a cyber incident that could have a material impact on us will not occur in the future.
Our disaster recovery and business continuity plans involve arrangements with our off-site, secure data centers. We cannot assure you that we will be able to access our systems from these facilities in the event that our primary systems are unavailable due to various scenarios, such as natural disasters or that we have prepared for every conceivable disaster or every scenario which might arise in respect of the disaster for which we have prepared, and cannot assure you our efforts in respect of disaster recovery will succeed, or will be sufficiently rapid to avoid harm to our business.
Publicly reported instances of cyber security threats and incidents have increased over recent periods, and it is possible that cyber-related risks for us or the costs to us of complying with new or developing regulatory requirements will increase. In 2011, the SEC drafted informal staff-level guidance for public companies to use when considering whether to disclose cyber-attacks and their impact on a company's financial condition. In 2016, the New York Department of Finance promulgated new cybersecurity regulations that have the potential to impose pre-breach cybersecurity obligations with which we may be required to comply, and it is possible that similar laws and regulations may be enacted in the future in other jurisdictions. We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by our personnel. Failure to comply with these obligations can give rise to monetary fines and other penalties, which could be significant.
See “Part I, Item 1. Business, Information Technology” for additional information related to information technology and cybersecurity.
We may from time to time modify our business and strategic plan, and these changes could adversely affect us and our financial condition.
We regularly evaluate our business plans and strategies, which often results in changes to our business plans and initiatives. Given the increasing importance of strategic execution in our industry, we are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies, particularly as the pace of change in our industry continues to increase. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core and historically successful operations and competencies. Moreover, modifications we undertake to our operations may not be immediately reflected in our financial statements. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing our operations, controls and other infrastructure, may not have an impact on our publicly reported results until many years after implementation. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
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
Our success depends in substantial part upon our ability to attract and retain our senior officers. The loss of services of members of our senior management team and the uncertain transition of new members of our senior management team may strain our ability to execute our strategic initiatives. The loss of one or more of our senior officers could adversely impact our business, by, for example, making it more difficult to retain customers, attract or maintain our capital support, or meet other needs of our business, which depend in part on the service of the departing officer. We may also encounter unforeseen difficulties associated with the transition of members of our senior management team to new or expanded roles necessary to execute our strategic and tactical plans from time to time.
In addition, our ability to execute our business strategy is dependent on our ability to attract and retain a staff of qualified underwriters and service personnel. The location of our global headquarters in Bermuda may impede our ability to recruit and retain highly skilled employees. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of Permanent Residents’ Certificates and holders of Working Residents’ Certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. Some members of our senior management are working in Bermuda under work permits that will expire over the next several years. The Bermuda government could refuse to extend these work permits, and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If any of our senior officers or key contributors were not permitted to remain in Bermuda, or if we experienced delays or failures to obtain permits for a number of our professional staff, our operations could be disrupted and our financial performance could be adversely affected as a result.
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
When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency of any of our reinsurers, or inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. Generally, we believe that the “willingness to pay” of some reinsurers and retrocessionaires is declining, so this risk may be more significant to us at present than at many times in the past. Complex coverage issues or coverage disputes may impede our ability to collect amounts we believe we are owed.
A large portion of our reinsurance protection is concentrated with a relatively small number of reinsurers. The risk of such concentration of retrocessional coverage may be increased by recent and future consolidation within the industry.
We may be adversely impacted by inflation.
We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered to be long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The onset, duration and severity of an inflationary period cannot be estimated with precision.

We depend on the policies, procedures and expertise of ceding companies and delegated authority counterparties, who may fail to accurately assess the risks they underwrite, which exposes us to operational and financial risks.
Like other reinsurers, we do not separately evaluate each primary risk assumed under our reinsurance contracts or pursuant to our delegated authority business. Accordingly, we are heavily dependent on the original underwriting decisions made by our ceding companies and delegated authority counterparties and are therefore subject to the risk that our customers may not have adequately evaluated the risks to be reinsured, or that the premiums ceded to us will not adequately compensate us for the risks we assume, perhaps materially so. To the extent we continue to increase the relative amount of proportional coverages we offer, we will increase our aggregate exposure to risks of this nature.
Our business is subject to operational risks, including systems or human failures.
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
Our operating subsidiaries owe certain legal duties and obligations (including reporting, governance and allocation obligations) to third party investors and are subject to a variety of increasingly complex laws and regulations relating to the management of third party capital. Complying with these obligations, laws and regulations requires significant management time and attention. Although we continually monitor our compliance policies and procedures, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures, could result in our failure to comply with applicable obligations, laws or regulations, which could result in significant liabilities, penalties or other losses to us and seriously harm our business and results of operations.
In addition, in furtherance of our goal of matching well-structured risk with capital whose owners would find the risk-return trade-off attractive, we may invest capital in new and complex ventures with which we do not have a significant amount of experience, which may increase our exposure to legal, regulatory and reputational risks.
In addition, our third party capital providers may redeem their interests in our joint ventures, which could materially impact the financial condition of such joint ventures, and could in turn materially impact our financial condition and results of operations.
Certain of our joint venture capital providers provide significant capital investment and other forms of capital support in respect of our joint ventures. The loss, or alternation in a negative manner, of any of this capital support could be detrimental to our financial condition and results of operations. Moreover, we can provide no assurance that we will be able to attract and raise additional third party capital for our existing joint ventures or for potential new joint ventures and therefore we may forego existing and/or potentially attractive fee income and other income generating opportunities.
We may be adversely affected by foreign currency fluctuations.
We routinely transact business in currencies other than the U.S. dollar, our financial reporting currency. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile. Adverse, unforeseen or rapidly shifting currency valuations in our key markets, such as the Eurozone jurisdictions or Japan, may magnify these risks over time.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Our operations are subject to significant volatility in capital due to our exposure to potentially significant catastrophic events. Any further equity or debt financings, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions, and applicable legal issues. We are also exposed to the risk that the contingent capital facilities we have in place may not be available as expected. If we are unable to obtain adequate capital when needed, our business, results of operations and financial condition would be adversely affected.
In addition, we are exposed to the risk that we may be unable to raise new capital for our managed joint ventures and other private alternative investment vehicles, which would reduce our future fee income and market capacity and thus negatively affect our results of operations and financial condition.
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
Certain of our operating subsidiaries are not licensed or admitted in any jurisdiction except Bermuda, conduct business only from their principal offices in Bermuda and do not maintain offices in the U.S. The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and Europe. If our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., jurisdictions in the EU, or elsewhere, we could face challenges to the future operations of these companies.
Moreover, we could be put at a competitive disadvantage in the future with respect to competitors that are licensed and admitted in U.S. jurisdictions. Among other things, jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted. Our contracts generally require us to post a letter of credit or provide other security (e.g., through a multi-beneficiary reinsurance trust). In order to post these letters of credit, issuing banks generally require collateral. It is possible that the EU or other countries might adopt a similar regime in the future, or that U.S. or EU regulations could be altered in a way that treats Bermuda-based companies disparately. It is possible that individual jurisdiction or cross border regulatory developments could adversely differentiate Bermuda, the jurisdiction in which we are subject to group supervision, or could exclude Bermuda-based companies from benefits such as market access, mutual recognition or reciprocal rights made available to other jurisdictions, which could adversely impact us, perhaps significantly. Any such development, or our inability to post security in the form of letters of credit or trust funds when required, could significantly and negatively affect our operations.
We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements in any of the jurisdictions in which we operate, including Bermuda, Maryland and the U.K., and any such requirements could impact the operations of our insurance and/or non-insurance subsidiaries, result in increased costs and burdens for us and impact our financial condition. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulations.
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
We face risks related to changes in Bermuda law and regulations, the political environment in Bermuda.
We are incorporated in Bermuda and many of our operating companies are domiciled in Bermuda. Therefore, our exposure to potential changes in Bermuda law and regulation that may have an adverse impact on our operations, such as the imposition of tax liability, increased regulatory supervision or changes in regulation is heightened. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. We are unable to predict the future impact on our operations of changes in Bermuda laws and regulations to which we are or may become subject.
In addition, we are subject to changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. For example, Bermuda is a small jurisdiction and may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading EU and Asian countries. In addition, Bermuda, which is currently an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future. These changes could adversely affect Bermuda or the international reinsurance market focused there, either of which could adversely impact us commercially.
Because we are a holding company, we are dependent on dividends and payments from our subsidiaries.
As a holding company with no direct operations, we rely on our investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders. From time to time, we may not have sufficient liquid assets to meet these obligations. Regulatory restrictions on the payment of dividends under Bermuda law and various U.S. insurance regulations may limit the ability of our subsidiaries to pay dividends. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends to our shareholders or to repay our indebtedness.
Acquisitions or strategic investments we have made or may make could turn out to be unsuccessful.
As part of our strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses we believe will not detract from our core operations. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel, could result in a substantial diversion of management resources.
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
Some provisions of our Amended and Restated Bye-Laws may discourage third parties from making unsolicited takeover bids or prevent the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. In addition, our Bye-Laws reduce the total voting power of any shareholder owning, directly or indirectly, beneficially or otherwise, more than 9.9% of our common shares to not more than 9.9% of the total voting power of our capital stock unless otherwise waived at the discretion of the Board. The primary purpose of these provisions is to reduce the likelihood we will be deemed a “controlled foreign corporation” within the meaning of the Internal Revenue Code for U.S. federal tax purposes. However, these provisions may also have the effect of deterring purchases of large blocks of our common shares or proposals to acquire us, even if our shareholders might deem these purchases or acquisition proposals to be in their best interests.
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
These Bye-Law provisions make it more difficult to acquire control of us by means of a tender offer, open market purchase, proxy contest or otherwise and could discourage a prospective acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, these Bye-Law provisions could prevent the removal of our current board of directors and management. To the extent these provisions discourage takeover attempts, they could deprive shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of the shares.
Maryland law also requires prior notice and Maryland Insurance Administration approval of changes in control of a Maryland-domestic insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless the presumption is rebutted. Therefore, any investor who intends to acquire 10% or more of our outstanding voting securities would be required to file notices and reports with the Maryland Insurance Administration before such acquisition.
The PRA and FCA regulate the acquisition of control of RSML, our Lloyd’s managing agent, which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who has significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of its or his shareholding or voting power in either. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the PRA and FCA) of a Lloyd’s managing agent or Lloyd’s corporate member.
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
Our catastrophe-exposed lines are affected significantly by volatile and unpredictable developments, including natural and man-made disasters. The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, affects both industry results and consequently prevailing market prices of our products.
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
Recent or future U.S. federal or state legislation may impact the private markets and decrease the demand for our property reinsurance products, which would adversely affect our business and results of operations.
Legislation adversely impacting the private markets could be enacted on a state, regional or federal level. In the past, federal bills have been proposed in Congress which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. These measures were not enacted by Congress; however, new bills to create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs, or to establish other similar or analogous funding mechanisms or structures, may be introduced. We believe that such legislation, if enacted, could contribute to growth, inception or alteration of state insurance entities in a manner that would be adverse to us and to market participants more generally. If enacted, bills of this nature would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF. This could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.
In March 2014, Congress passed the “Homeowner Flood Insurance Affordability Act of 2014” (the “Grimm-Waters Act”), which we believe has had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the National Flood Insurance Program (the “NFIP”) and the primary insurers that produce policies for the NFIP or offer private coverages, and it is possible that additional adverse legislation or rulemaking will be enacted at the federal or state level.
In 2007, the state of Florida enacted legislation to expand the FHCF’s provision of below-market rate reinsurance to up to $28.0 billion per season and expanded the ability of Citizens to compete with private insurance companies and other companies that cede business to us, which reduced the role of the private insurance and reinsurance markets in Florida. Because we are one of the largest providers of catastrophe-exposed coverage globally and in Florida, the 2007 bill and the weakened financial position of Florida insurers may have a greater adverse impact on us than it would on other reinsurance market participants. In addition, it is possible that other regulatory or legislative changes that impact Florida could affect our ability to sell certain of our products and have a material adverse effect on our operations. Other states, particularly those with Atlantic or Gulf Coast exposures or seismic exposures (such as California), may enact new or expanded legislation based on the 2007 Florida model or otherwise, that could further diminish aggregate private market demand for our products. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Current Outlook, Legislative and Regulatory Update” for further information.

Other political, regulatory and industry initiatives by state and international authorities could adversely affect our business.
The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments, as well as an increasing number of international authorities, and we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years (including as specifically addressed in the Dodd-Frank Act), and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. We could also be adversely affected by proposals or enacted legislation to expand the scope of coverage under existing policies for perils such as hurricanes or earthquakes or for a pandemic disease outbreak, mandate the terms of insurance and reinsurance policies, expand the scope of the FIO or establish a new federal insurance regulator, revise laws, regulations, or contracts under which we operate, disproportionately benefit the companies of one country over those of another or repeal or diminish the insurance company antitrust exemption from the McCarran Ferguson Act.
Due to this increased legislative and regulatory scrutiny of the reinsurance industry, our cost of compliance with applicable laws may increase, which could result in a decrease to both our profitability and the amount of time that our senior management allocates to running our day-to-day operations.
Further, as we continue to expand our business operations to different regions of the world outside of Bermuda, we are increasingly subject to new and additional regulations with respect to our operations, including, for example, laws relating to anti-corruption and anti-bribery, which have received increased scrutiny in recent years.
We face certain risks related to Solvency II.
The EU directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, came into effect on January 1, 2016. We could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to our operating structure. Solvency II could also materially impact us since Solvency II affects the calculation of the solvency of international groups which conduct reinsurance and insurance operations both inside and outside of the EU. Other risks include more complex and intensive regulatory reporting burdens and regulatory requirements that conflict with requirements in other jurisdictions, all of which may have a negative impact on our results of operations. In addition, we could be required to undertake a significant amount of additional work if compliance with the Solvency II regime came into question, which in turn may divert finite resources from other business related tasks.
Although Solvency II is now in force, uncertainty remains as to how the Solvency II regime will be enforced or amended and the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators and the effect, if any, these developments may have on our operations and financial condition. This uncertainty has increased as a result of the 2016 U.K. referendum vote to exit the EU (“Brexit”) at a yet to be determined date. Following the withdrawal of the U.K. from the EU, the U.K. would be free to determine its own regulatory regime though it is anticipated that the U.K. will seek to have its insurance regulatory regime deemed to be equivalent to Solvency II post Brexit. We cannot currently predict whether this will be the case or the impact on us if the future U.K. regulatory regime is not found to be equivalent to Solvency II.
Bermuda was granted full Solvency II equivalence in 2016, but the U.S. currently has only been granted provisional equivalence with regard to group solvency calculations (but not group supervision and reinsurance) for a period of 10 years. If the U.S./EU Covered Agreement does not take effect, the absence of Solvency II reinsurance equivalence for the U.S. could have an adverse impact on our operations because our U.S. reinsurance companies who provide reinsurance to cedants headquartered in the European Economic Area may be required to post collateral in respect of any such reinsurance.

We operate in a highly competitive environment.
The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, including other Bermuda-based reinsurers. Many of our competitors have greater financial, marketing and management resources than we do. Historically, periods of increased capacity levels in our industry have led to increased competition and decreased prices for our products.
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
The (re)insurance industry, including our competitors, customers and insurance and reinsurance brokers, has been consolidating. Should the market continue to consolidate, there can be no assurance we would remain a leading reinsurer. These consolidated client and competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would generally expect to reduce our future underwriting activities, resulting in reduced premiums and a reduction in expected earnings. As the insurance industry consolidates, competition for customers will become more intense and the importance of sourcing and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operation.
Increasing barriers to free trade and the free flow of capital could adversely affect the reinsurance industry and our business.
Recent political initiatives to restrict free trade and close markets, such as Brexit and the Trump administration’s decision to withdraw from the Trans-Pacific partnership, could adversely affect the reinsurance industry and our business. The reinsurance industry is disproportionately impacted by restraints on the free flow of capital and risk because the value it provides depends on our ability to globally diversify risk.
Internationally, restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market could reduce market opportunities for our customers and adversely impact us.
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
The OECD and the EU may pursue measures that might increase our taxes and reduce our net income and increase our reporting requirements.
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
In addition, in 2015, the OECD published its final series of Base Erosion and Profit Shifting (“BEPS”) reports related to its attempt to coordinate multilateral action on international tax rules. The proposed actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. One of these reports covers “country-by-country” reporting, which calls for the provision, at a country-specific level, of information such as affiliate and non-affiliate revenues, profit or loss before tax, income taxes paid and accrued, capital, number of employees and tangible assets. It is expected that some countries, including some EU countries, would deem a failure to implement country-by-country reporting to be sufficient rationale to place another country on a “black-list”, thus potentially restricting in some way business between the two countries. Bermuda has agreed to implement country-by-country reporting in 2016 for 2017 reporting. The implementation and ongoing requirements of country-by-country reporting will require significant management time and resources. Although we believe Bermuda’s agreement to implement country-by-country reporting has reduced the likelihood that Bermuda would appear on a “black-list”, some uncertainty remains. Any changes in the tax law of an OECD member state in response to the BEPS reports and recommendations could subject us to additional taxes.
The vote by the U.K. to leave the EU could adversely affect our business.
As a result of Brexit, negotiations are expected to commence to determine the terms of the U.K.’s withdrawal from the EU and its future relationship with the EU. As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K., and the EU, and could impair or adversely affect the ability of the Lloyd’s market, including Syndicate 1458, to transact business in EU countries, particularly in respect of primary or direct insurance business as to which we currently rely on the licensure afforded to syndicates at Lloyd’s for access to EU markets. In addition, these uncertainties could affect the operations, strategic position or results of insurers or reinsurers on whom we ultimately rely to access underlying insured coverages. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our results of operations or financial condition.
Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective of business operations.
Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods, and such changes could have an adverse impact on our financial results. Required modification of our existing principles, and new disclosure requirements, could have an impact on our results of operations and increase our expenses in order to implement and comply with any new requirements.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease office space in Bermuda, which houses our executive offices and operations for our Property and Casualty and Specialty segments. Our U.S. based subsidiaries lease office space in a number of U.S. locations, including New York, New York, Stamford, Connecticut, Chicago, Illinois and Raleigh, North Carolina. We also lease office space in London, England (U.K.), principally for our Lloyd’s underwriting platform, and in Dublin, Ireland and Singapore. While we believe that our current office space is sufficient for us to conduct our operations, we may expand into additional facilities and new locations to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.
ITEM 3.    LEGAL PROCEEDINGS
We and our subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. In our industry, business litigation may involve allegations of underwriting or claims-handling errors or misconduct, disputes relating to the scope of, or compliance with, the terms of delegated underwriting agreements, employment claims, regulatory actions or disputes arising from our business ventures. Our operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages. Generally, our direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than our reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits involving or arising out of claims on policies issued by our subsidiaries, which are typical to the insurance industry in general and in the normal course of business, are considered in our loss and loss expense reserves which are discussed in its loss reserves discussion. In addition, we may from time to time engage in litigation or arbitration related to claims for payment in respect of ceded reinsurance, including disputes that challenge our ability to enforce our underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to us or not doing so on a timely basis. We may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation, arbitration or regulatory process contains an element of uncertainty, and, accordingly, the value of an exposure or a gain contingency related to a dispute is difficult to estimate. Currently, we believe that no individual litigation or arbitration to which we are presently a party is likely to have a material adverse effect on our financial condition, business or operations.
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
The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite NYSE trading:

	Price Range of Common Shares
	High	Low
2016
First Quarter	$120.59	$107.47
Second Quarter	121.38	107.27
Third Quarter	122.97	114.34
Fourth Quarter	137.21	117.36
2015
First Quarter	$104.72	$93.89
Second Quarter	105.96	99.20
Third Quarter	108.79	99.35
Fourth Quarter	116.10	104.78

On February 17, 2017, the last reported sale price for our common shares was $146.04 per share and there were 125 holders of record of our common shares.

PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares, to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P&C”), for the five-year period commencing December 31, 2011 and ending December 31, 2016, assuming $100 was invested on December 31, 2011. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2012 through December 31, 2016. As depicted in the graph below, during this period, the cumulative return was (1) 94.5% on our common shares; (2) 98.1% for the S&P 500; and (3) 143.7% for the S&P P&C.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
DIVIDEND POLICY
Since our initial public offering, we have paid dividends on our common shares every quarter and have increased our dividend each year. The Board of Directors declared regular quarterly dividends of $0.31 per common share to shareholders of record on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016, respectively. The Board of Directors declared regular quarterly dividends of $0.29 per common share to shareholders of record on March 13, June 15, September 15 and December 15, 2015, respectively. On February 22, 2017, RenaissanceRe’s Board of Directors approved an increased dividend of $0.32 per common share, payable on March 31, 2017, to shareholders of record on March 15, 2017. The declaration and payment of dividends are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

The laws of the various jurisdictions in which we and our subsidiaries are organized restrict the ability of RenaissanceRe to pay dividends to its shareholders and of our subsidiaries to pay dividends to RenaissanceRe. Refer to “Part II, Item 1. Business, Regulation”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” and “Note 18. Statutory Requirements in our Notes to the Consolidated Financial Statements” for additional information.
ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 22, 2017 RenaissanceRe’s Board of Directors approved a renewal of the authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2016, and also includes other shares purchased, which represents withholdings from employees surrendered in respect of withholding tax obligations on the vesting of restricted stock or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
October 1 - 31, 2016	—	$—	—	$—	—	$—	—
November 1 - 30, 2016	3,122	$130.19	3,122	$130.19	—	$—	—
December 1 - 31, 2016	16,250	$136.22	16,250	$136.22	—	$—	—
Total	19,372	$135.25	19,372	$135.25	—	$—	$500.0

During the year ended December 31, 2016, we repurchased an aggregate of 2.7 million common shares in open market transactions at an aggregate cost of $309.4 million and at an average share price of $112.87. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
Subsequent to December 31, 2016 and through the period ended February 17, 2017, we repurchased 281 thousand common shares in open market transactions at an aggregate cost of $40.0 million and at an average share price of $142.40.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2016. The results of Platinum are included in our consolidated financial data from March 2, 2015. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Year ended December 31,	2016	2015	2014	2013	2012
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$2,374,576	$2,011,310	$1,550,572	$1,605,412	$1,551,591
Net premiums written	1,535,312	1,416,183	1,068,236	1,203,947	1,102,657
Net premiums earned	1,403,430	1,400,551	1,062,416	1,114,626	1,069,355
Net investment income	181,726	152,567	124,316	208,028	165,725
Net realized and unrealized gains (losses) on investments	141,328	(68,918)	41,433	35,076	163,121
Net claims and claim expenses incurred	530,831	448,238	197,947	171,287	325,211
Acquisition expenses	289,323	238,592	144,476	125,501	113,542
Operational expenses	197,749	219,112	190,639	191,105	179,151
Underwriting income	385,527	494,609	529,354	626,733	451,451
Net income	630,048	542,242	686,256	841,768	748,949
Net income available to RenaissanceRe common shareholders	480,581	408,811	510,337	665,676	566,014
Net income available to RenaissanceRe common shareholders per common share – diluted	11.43	9.28	12.60	14.87	11.23
Dividends per common share	1.24	1.20	1.16	1.12	1.08
Weighted average common shares outstanding – diluted	41,559	43,526	39,968	44,128	49,603
Return on average common equity	11.0%	9.8%	14.9%	20.5%	17.7%
Combined ratio	72.5%	64.7%	50.2%	43.8%	57.8%

At December 31,	2016	2015	2014	2013	2012
Balance Sheet Data:
Total investments	$9,316,968	$8,999,068	$6,743,750	$6,821,712	$6,355,394
Total assets	12,352,082	11,555,287	8,202,307	8,177,651	7,926,909
Reserve for claims and claim expenses	2,848,294	2,767,045	1,412,510	1,563,730	1,879,377
Unearned premiums	1,231,573	889,102	512,386	477,888	399,517
Debt	948,663	960,495	248,279	247,950	347,620
Capital leases	26,073	26,463	26,817	27,138	27,428
Preference shares	400,000	400,000	400,000	400,000	400,000
Total shareholders’ equity attributable to RenaissanceRe	4,866,577	4,732,184	3,865,715	3,904,384	3,503,065
Common shares outstanding	41,187	43,701	38,442	43,646	45,542
Book value per common share	$108.45	$99.13	$90.15	$80.29	$68.14
Accumulated dividends	16.72	15.48	14.28	13.12	12.00
Book value per common share plus accumulated dividends	$125.17	$114.61	$104.43	$93.41	$80.14
Change in book value per common share plus change in accumulated dividends	10.7%	11.3%	13.7%	19.5%	16.8%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2016, compared to 2015, and 2015, compared to 2014, respectively. The following also includes a discussion of our liquidity and capital resources at December 31, 2016. The results of Platinum are included in our results of operations from March 2, 2015. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We aspire to be the world’s best underwriter by matching well-structured risks with efficient sources of capital and our mission is to produce superior returns for our shareholders over the long term. We seek to accomplish these goals by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive and innovative solutions, leveraging our core capabilities of risk assessment and information management, investing in these core capabilities in order to serve our customers across the cycles that have historically characterized our markets and keeping our promises. Our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our financial performance and in respect of which we believe we have delivered superior performance over time.
Our core products include property, casualty and specialty reinsurance and certain insurance products principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We believe we have been one of the world’s leading providers of catastrophe reinsurance since our founding. In recent years, through the strategic execution of a number of initiatives, including organic growth and our acquisition of Platinum on March 2, 2015, we have expanded our casualty and specialty platforms and products and believe we are a leader in certain casualty and specialty lines of business. We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit.
To best serve our clients in the places they do business, we have operating subsidiaries, joint ventures and underwriting platforms around the world, including DaVinci, Renaissance Reinsurance, Top Layer Re, Fibonacci Re and Upsilon RFO in Bermuda, Renaissance Reinsurance U.S. in the U.S., and Syndicate 1458 in the U.K. In addition, we have a presence in Ireland and Singapore and from time to time explore opportunities in other jurisdictions. We write property and casualty and specialty reinsurance through our wholly owned operating subsidiaries, joint ventures and Syndicate 1458 and certain insurance products primarily through Syndicate 1458. Although each underwriting platform may write any or all of our classes of business, our Bermuda platform has traditionally written, and continues to write, the preponderance of our property business and our U.S. platform and Syndicate 1458 write a significant portion of our casualty and specialty business. Syndicate 1458 provides us with access to Lloyd’s extensive distribution network and worldwide licenses and also writes business through delegated authority arrangements. The underwriting results of our operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.
Since a meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. We view our increased exposure to casualty and specialty lines of business as an efficient use of capital given these risks are generally less correlated with our property lines of business. This has allowed us to bring additional capacity to our clients, across a wider range of product offerings, while continuing to be good stewards of our shareholders’ capital. In the future, our casualty and specialty lines of business may represent a greater proportion of our premiums and claims and claim expenses.
We continually explore appropriate and efficient ways to address the risk needs of our clients. We have created and managed, and continue to manage, multiple capital vehicles and may create additional risk bearing vehicles in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) fees and other income received from our joint ventures, advisory services and various other items.
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, however, in the future, our net tax exposure may increase as our operations expand geographically, or as a result of adverse tax developments.
The underwriting results of an insurance or reinsurance company are discussed frequently by reference to its net claims and claim expense ratio, underwriting expense ratio, and combined ratio. The net claims and claim expense ratio is calculated by dividing net claims and claim expenses incurred by net premiums earned. The underwriting expense ratio is calculated by dividing underwriting expenses (acquisition expenses and operational expenses) by net premiums earned. The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% indicates unprofitable underwriting prior to the consideration of investment income. We also discuss our net claims and claim expense ratio on a current accident year basis and a prior accident years basis. The current accident year net claims and claim expense ratio is calculated by taking current accident year net claims and claim expenses incurred, divided by net premiums earned. The prior accident years net claims and claim expense ratio is calculated by taking prior accident years net claims and claim expenses incurred, divided by net premiums earned.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Claims and Claim Expense Reserves
General Description
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding estimates for the anticipated cost of claims incurred but not yet reported to us, or incurred but not enough reported to us (collectively referred to as “IBNR”) and, if deemed necessary, adding costs for additional case reserves which represent our estimates for claims related to specific contracts previously reported to us which we believe may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR.
On March 2, 2015 we acquired Platinum and the transaction was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values, including Platinum’s claims and claim expense reserves, which totaled $1.4 billion at March 2, 2015, and consisted of $179.7 million and $1.2 billion included in our Property and Casualty and Specialty segments, respectively. These claims and claim expense reserves are subject to the reserving methodologies for each respective line of business as described below.
The following table summarizes our claims and claim expense reserves by line of business, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2016	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property	$214,954	$186,308	$226,512	$627,774
Casualty and Specialty	591,705	105,419	1,498,002	2,195,126
Other	6,935	—	18,459	25,394
Total	$813,594	$291,727	$1,742,973	$2,848,294

At December 31, 2015
(in thousands)
Property	$298,687	$165,838	$241,676	$706,201
Casualty and Specialty	553,574	129,866	1,349,726	2,033,166
Other	2,071	—	25,607	27,678
Total	$854,332	$295,704	$1,617,009	$2,767,045

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2016	2015	2014
(in thousands)
Net reserves as of January 1	$2,632,519	$1,345,816	$1,462,705
Net incurred related to:
Current year	694,957	610,685	341,745
Prior years	(164,126)	(162,447)	(143,798)
Total net incurred	530,831	448,238	197,947
Net paid related to:
Current year	83,015	95,747	39,830
Prior years	506,279	425,565	241,286
Total net paid	589,294	521,312	281,116
Amounts acquired (1)	—	1,394,117	—
Foreign exchange	(5,326)	(34,340)	(33,720)
Net reserves as of December 31	2,568,730	2,632,519	1,345,816
Reinsurance recoverable as of December 31	279,564	134,526	66,694
Gross reserves as of December 31	$2,848,294	$2,767,045	$1,412,510

(1) Represents the fair value of Platinum's reserve for claims and claim expenses and reinsurance recoverable acquired at March 2, 2015.

The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2016	2015	2014
(in thousands)
Property	$(104,876)	$(93,786)	$(87,258)
Casualty and Specialty	(58,140)	(67,791)	(50,403)
Other	(1,110)	(870)	(6,137)
Total favorable development of prior accident years net claims and claim expenses	$(164,126)	$(162,447)	$(143,798)

Our reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for our ultimate settlement and administration costs for claims and claim expenses. We do not calculate a range of estimates and do not discount any of our reserves for claims and claim expenses. We use this point estimate, along with paid claims and case reserves, to record our best estimate of additional case reserves and IBNR in our consolidated financial statements. Under GAAP, we are not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.
Reserving for our reinsurance claims involves other uncertainties, such as the dependence on information from ceding companies, the time lag inherent in reporting information from the primary insurer to us or to our ceding companies, and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information may be received on a monthly, quarterly or transactional basis and normally includes paid claims and estimates of case reserves. We sometimes also receive an estimate or provision for IBNR. This information is often updated and adjusted from time to time during the loss settlement period as new data or facts in respect of initial claims, client accounts, industry or event trends may be reported or emerge in addition to changes in applicable statutory and case laws.
Our estimates of losses from large events are based on factors including currently available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. The uncertainty of our estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants, the potential for further reporting lags or insufficiencies and, in certain cases, the form of the claims and legal issues under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with certain large events can be concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude of certain events, there can be meaningful uncertainty regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. In addition, our actual net losses from these events may increase if our reinsurers or other obligors fail to meet their obligations.
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
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments.
Property Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Property segment is our estimate of incurred claims and claim expenses. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Property segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2016 differ from our initial accident year estimates and demonstrate that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicates adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum in the table below. For incurred accident year claims denominated in foreign currency, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.
The following table details our Property segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2016.

	Incurred claims and claim expenses, net of reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$387,866	$309,228	$250,975	$246,823	$234,120	$213,228	$206,168	$199,792	$198,666	$199,383
2008	—	851,049	752,349	752,501	748,918	715,285	700,312	691,030	683,658	684,281
2009	—	—	218,607	163,124	144,352	138,131	134,013	134,722	134,059	134,359
2010	—	—	—	605,753	557,062	522,678	527,126	545,333	549,097	558,982
2011	—	—	—	—	1,230,463	1,153,960	1,103,441	1,056,822	1,036,122	1,007,368
2012	—	—	—	—	—	436,244	343,561	310,842	293,136	275,504
2013	—	—	—	—	—	—	223,542	192,681	170,629	149,197
2014	—	—	—	—	—	—	—	182,518	153,770	146,689
2015	—	—	—	—	—	—	—	—	224,669	192,593
2016	—	—	—	—	—	—	—	—	—	251,774
Total										$3,600,130

Our initial and subsequent estimates of incurred claims and claim expenses are impacted by available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. As described above, given the complexity in reserving for claims and claims expenses associated with property losses, and catastrophe excess of loss reinsurance contracts in particular, which make up a significant proportion of our Property segment, we have experienced development, both favorable and unfavorable, in any given accident year. For example, incurred claims and claim expenses associated with our 2007 accident year have developed favorably by $188.5 million, which is 48.6% better than our initial estimates of incurred claims and claim expenses for the 2007 accident year estimated as of December 31, 2007. This was driven in part by reductions in estimated ultimate claims and claim expenses associated with large catastrophe events including Windstorm Kyrill, flooding in the UK and U.S. PCS 21 Wildland Fire. In comparison, while net claims and claim expenses associated with the 2010 accident year initially developed favorably, it has experienced adverse development in the outer years. The adverse development in the outer years was driven by a deterioration in expected net claims and claim expenses associated with the 2010 New Zealand Earthquake as new and additional claims information was received. The 2010 New Zealand Earthquake has complex issues associated with establishing estimates of incurred claims and claim expenses, including the magnitude and relative infrequency of the event, the expected duration of the respective claims development period and inadequacies in the data provided by industry participants on the relevant date.
In accident years with a low level of insured catastrophe losses, our other property lines of business would contribute a greater proportion of our overall incurred claims and claim expenses within our Property segment, compared to years with a high level of insured catastrophe losses. Our other property lines of business tend to generate less volatility in future accident years and as such we would expect to see a slower more stable increase or decrease in estimated incurred net claims and claim expenses over time. However, certain of our other property contracts are exposed to catastrophe events, resulting in increased volatility of incurred claims and claim expenses driven by the occurrence of catastrophe events. In addition, volatility of the initial estimate associated with large catastrophe losses and the speed at which we settle claims can vary dramatically based on the type of event.
Sensitivity Analysis
The table below shows the impact on our gross reserve for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2016 of a reasonable range of possible outcomes associated with our estimates of gross ultimate losses for claims and claim expenses incurred within our Property segment. The reasonable range of possible outcomes is based on a distribution of outcomes of our ultimate incurred claims and claim expenses from catastrophic events. In addition, we flex the loss ratios and development curves in our other property lines of business in a similar fashion to the sensitivity analysis performed for our Casualty and Specialty segment, discussed in greater detail below. In general, our reserve for claims and claim expenses for more recent events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, which contracts have been exposed to the catastrophic event and the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated incurred claims and claim expenses for the catastrophic events occurring in each accident year, and a reasonable range of possible outcomes of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.
Property Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Reserve for Claims and Claim Expenses at December 31, 2016	$ Impact of Change Reserve for Claims and Claim Expenses at December 31, 2016	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2016	% Impact of Change on Net Income for the Year Ended December 31, 2016	% Impact of Change on Shareholders’ Equity at December 31, 2016
Higher	$718,570	$90,796	3.2%	(14.4)%	(1.9)%
Recorded	627,774	—	—%	—%	—%
Lower	$553,511	$(74,263)	(2.6)%	11.8%	1.5%

We believe the changes we made to our estimated incurred claims and claim expenses represent a reasonable range of possible outcomes based on our experience to date and our future expectations. While we believe these are a reasonable range of possible outcomes, we do not believe the above sensitivity analysis should be considered an actuarial reserve range. In addition, the sensitivity analysis only reflects a reasonable range of possible outcomes in our underlying assumptions. It is possible that our estimated incurred claims and claim expenses could be significantly higher or lower than the sensitivity analysis described above. For example, we could be liable for events for which we have not estimated claims and claim expenses or for exposures we do not currently believe are covered under our policies. These changes could result in significantly larger changes to our estimated incurred claims and claim expenses, net income and shareholders’ equity than those noted above, and could be recorded across multiple periods. We also caution that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.
Casualty and Specialty Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Casualty and Specialty segment is our estimate of incurred claims and claim expenses. Standard actuarial techniques are used to calculate the ultimate claims and claim expenses and two key assumptions include the estimated incurred claims and claim expenses ratio and the estimated loss reporting patterns. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Casualty and Specialty segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2016 differ from our initial accident year estimates and demonstrate that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicates adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum in the table below. For incurred accident year claims denominated in foreign currency, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.
The following table details our Casualty and Specialty segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2016.

	Incurred claims and claim expenses, net of reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$725,801	$716,019	$707,231	$664,514	$634,627	$593,259	$572,017	$567,053	$575,730	$570,836
2008	—	618,202	676,892	656,247	641,364	601,770	594,084	581,268	578,390	563,225
2009	—	—	485,953	476,058	477,829	444,594	423,610	401,671	393,315	388,207
2010	—	—	—	382,650	389,209	375,894	340,397	318,995	305,827	304,147
2011	—	—	—	—	381,046	379,986	350,622	320,628	313,105	307,083
2012	—	—	—	—	—	426,089	423,973	394,474	386,310	376,260
2013	—	—	—	—	—	—	390,524	360,284	333,772	316,751
2014	—	—	—	—	—	—	—	475,440	459,590	454,267
2015	—	—	—	—	—	—	—	—	410,884	428,030
2016	—	—	—	—	—	—	—	—	—	423,604
Total										$4,132,410

As each underwriting year has developed, our estimated expected incurred claims and claim expenses have changed. As an example, our re-estimated incurred claims and claim expenses decreased for the 2007 accident year from the initial estimates. This decrease was principally driven by actual reported and paid net claims and claim expenses associated with the 2007 accident year coming in less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this accident year. In comparison, the 2015 accident year has developed adversely compared to our initial estimates of incurred claims and claim expenses and our current estimates are higher than our initial estimates. The increase in incurred claims and claim expenses for the 2015 accident year is due to the deterioration of a number of large losses in our general liability line of business.
The reserving methodology for our Casualty and Specialty segment is weighted more heavily to our initial estimate in the early periods immediately following the contracts’ inception through the use of the expected loss ratio method. The expected loss ratio method estimates the incurred losses by multiplying the initial expected loss ratio by the earned premium. Under the expected loss ratio method, no reliance is placed on the development of claims and claim expenses. The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratio also requires judgment. We generally make adjustments for reported loss experience indicating unfavorable variances from the initial expected loss ratio sooner than reported loss experience indicating favorable variances as reporting of losses in excess of expectations tends to have greater credibility than an absence of or lower than expected level of reported losses. Over time, as a greater number of claims are reported and the credibility of reported losses improves, actuarial estimates of IBNR are typically based on the Bornhuetter-Ferguson actuarial method. The Bornhuetter-Ferguson method is weighted more heavily to claims and claim expenses development experience. If there is adverse development of prior accident years claims and claim expenses, we generally select the Bornheutter-Ferguson method to ensure the claim experience is considered in the determination of our estimated claims and claim expenses with the associated business. If we believe we lack the claims experience in the early stages of development of a line of business, we may not select the Bornheutter-Ferguson method until such time as we believe there is greater credibility in the expected level of reported losses. As prior accident years claims and claim expenses development experience becomes credible, the Bornhuetter-Ferguson method is generally selected which places greater weight on this experience as it develops. The Bornhuetter-Ferguson method estimates our expected ultimate claims and claim expenses by applying our initial estimated loss ratio to our undeveloped premium, and adding the reported losses to the estimate. The impact of these methodologies can be observed in the table above. For example, the 2007 accident year has experienced favorable development on prior accident years net claims and claim expenses for each subsequent calendar year-end. However, the favorable development experienced in the first few years was lower than the favorable development experienced in subsequent calendar years where the reserving methodology used changed to the Bornhuetter-Ferguson method as the experience became more credible.
Sensitivity Analysis
The table below quantifies the impact on our gross reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2016 of a reasonable range of possible outcomes in the actuarial assumptions used to estimate our December 31, 2016 claims and claim expense reserves within our Casualty and Specialty segment. The table quantifies a reasonable range of possible outcomes in our initial estimated gross ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.

Casualty and Specialty Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2016	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2016	% Impact of Change on Net Income for the Year Ended December 31, 2016	% Impact of Change on Shareholders’ Equity at December 31, 2016
Increase expected claims and claim expense ratio by 10%	Slower reporting	$287,340	10.1%	(45.6)%	(5.9)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	149,800	5.3%	(23.8)%	(3.1)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	(5,401)	(0.2)%	0.9%	0.1%
Expected claims and claim expense ratio	Slower reporting	125,036	4.4%	(19.8)%	(2.6)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(141,092)	(5.0)%	22.4%	2.9%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	(37,268)	(1.3)%	5.9%	0.8%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	(149,800)	(5.3)%	23.8%	3.1%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	(277,198)	(9.7)%	44.0%	5.7%

We believe that ultimate claims and claim expense ratios 10.0 percentage points above or below our estimated assumptions constitute a reasonable range of possible outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments we made to speed up or slow down our estimated loss reporting patterns represent a reasonable range of possible outcomes. While we believe these are a reasonable range of possible outcomes, we do not believe the above sensitivity analysis should be considered an actuarial reserve range. In addition, the sensitivity analysis only reflects a reasonable range of possible outcomes in our underlying assumptions. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for events that we have not estimated reserves for, or for exposures we do not currently believe are covered under our contracts. These changes could result in significantly larger changes to reserves for claims and claim expenses, net income and shareholders’ equity than those noted above, and could be recorded across multiple periods. We also caution that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.
Other
Included in the Other category are the remnants of our former Bermuda-based insurance operations. These operations are in run-off and no new business is being underwritten. Our outstanding claims and claim expense reserves for these operations include insurance policies and proportional reinsurance with respect to risks including: 1) commercial property, which principally included catastrophe-exposed commercial property products; 2) commercial multi-line, which included commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and 3) personal lines property, which principally included homeowners personal lines property coverage and catastrophe exposed personal lines property coverage and totaled $25.4 million at December 31, 2016 (2015 - $27.7 million).
Our reserving techniques and processes for our Casualty and Specialty segment also apply to our Other category. In addition, certain of our coverages may be impacted by natural and man-made catastrophes.

We estimate claim reserves for these losses after the event giving rise to these losses occurs, following a process that is similar to that used in our Property segment.
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
Reinsurance Recoverables
We enter into retrocessional reinsurance agreements in order to help reduce our exposure to large losses and to help manage our risk portfolio. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the related assumed reinsurance. For multi-year retrospectively rated contracts, we accrue amounts (either assets or liabilities) that are due to or from our retrocessionaires based on estimated contract experience. If we determine that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined.
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
The majority of the balance we have accrued as recoverable will not be due for collection until some point in the future. The amounts recoverable ultimately collected are open to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims, for reasons including insolvency and elective run-off, contractual dispute and various other reasons. In addition, because the majority of the balances recoverable will not be collected for some time, economic conditions as well as the financial and operational performance of a particular reinsurer may change, and these changes may affect the reinsurer’s willingness and ability to meet their contractual obligations to us. To reflect these uncertainties, we estimate and record a valuation allowance for potential uncollectible reinsurance recoverables which reduces reinsurance recoverables and net income.
We estimate our valuation allowance by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. The valuation allowance recorded against reinsurance recoverable was $4.2 million at December 31, 2016 (2015 - $1.6 million). The reinsurers with the three largest balances accounted for 27.1%, 19.9% and 7.7%, respectively, of our reinsurance recoverable balance at December 31, 2016 (2015 - 21.5%, 13.8% and 13.1%, respectively). The three largest company-specific components of the valuation allowance represented 27.1%, 17.9% and 5.6%, respectively, of our total valuation allowance at December 31, 2016 (2015 - 22.7%, 8.3% and 3.2%, respectively).
Fair Value Measurements and Impairments
Fair Value
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within our consolidated financial statements. Fair value is defined under accounting guidance currently applicable to us to be the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. We recognize the change in unrealized gains and losses arising from changes in fair value in our consolidated statements of operations.
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
At December 31, 2016, we classified $4.4 million and $17.4 million of our other assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 0.0% and 0.3% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.
Refer to “Note 6. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information about fair value measurements.
Impairments
The amount and timing of asset impairment is subject to significant estimation techniques and is a critical accounting estimate for us. The significant impairment reviews we complete are for our goodwill and other intangible assets and equity method investments, as described in more detail below.
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
On March 2, 2015 we acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values. In connection with the acquisition of Platinum, we recognized identifiable finite lived intangible assets of $75.2 million, which will be amortized over a weighted average period of 8 years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in “Note 3. Acquisition of Platinum in our Notes to the Consolidated Financial Statements”. Intangible assets with definite lives will be amortized over their estimated useful lives. In addition, we recognized goodwill of $191.7 million primarily attributable to Platinum’s workforce and synergies expected to result upon the integration of Platinum into our operations. There were no other adjustments to carried goodwill during the period ended December 31, 2016 reflected on our consolidated balance sheet at December 31, 2016. Goodwill resulting from the acquisition of Platinum will not be amortized but instead will be tested for impairment at least annually, as outlined below (more frequently if certain indicators are present).
We test goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets and is tested based on the cash flows they produce. There are generally many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and a related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. In the event we determine that the value of goodwill has become impaired, an accounting charge will be taken in the fiscal quarter in which such determination is made, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. As at December 31, 2016, excluding the amounts recorded in investments in other ventures, under the equity method, as noted below, our consolidated balance sheets include $197.6 million of goodwill (2015 - $197.6 million) and $53.6 million of other intangible assets (2015 - $67.6 million). Impairment charges related to these balances were $Nil during the year ended December 31, 2016 (2015 - $Nil, 2014 - $Nil). In the future it is possible we will hold more goodwill, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.

Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2016, we had $124.2 million (2015 - $132.4 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $7.8 million of goodwill and $11.9 million of other intangible assets (2015 – $7.8 million and $15.3 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you we will consummate future transactions in which we realize the value at which these holdings are reflected in our financial statements. During the year ended December 31, 2016, we recorded $Nil (2015 - $5.6 million, 2014 - $Nil) of other-than-temporary impairment charges related to goodwill and other intangible assets associated with our investments in other ventures, under the equity method. Refer to “Note 4. Goodwill and Other Intangible Assets in our Notes to the Consolidated Financial Statements” for additional information.
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
On March 2, 2015 we acquired Platinum and the transaction was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values, including Platinum’s net deferred tax asset which totaled $12.9 million at March 2, 2015.
At December 31, 2016, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $98.9 million (2015 - $96.2 million) and $18.8 million (2015 - $17.9 million), respectively (see “Note 15. Taxation in our Notes to the Consolidated Financial Statements” for additional information).  At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance assessment is performed separately in each taxable jurisdiction based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. Losses incurred within our U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss at the U.S. tax-paying subsidiaries for the three year period ended December 31, 2011. We reassess our valuation allowance on a quarterly basis and commencing with our reassessment effective December 31, 2011, we determined that it is more likely than not that we would not be able to recover our U.S. net deferred tax asset and as a result, recognized a full valuation allowance in the fourth quarter of 2011. We concluded that a valuation allowance was required from 2011 through the period ended December 31, 2014 based on the relevant evidence during that time period, primarily that we remained in a cumulative GAAP taxable loss position for this period, among other facts. At December 31, 2014, the U.S. valuation allowance was $48.4 million. In the first quarter of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum, we determined it was more likely than not we would be able to recover a substantial portion of the U.S. net deferred tax asset and thus reduced the U.S. valuation allowance from $48.4 million to $1.0 million. Factors that led to this determination included the combined cumulative GAAP taxable income position of our U.S.-based operations (including the entities acquired) along with the long term expected profits of the combined operations. A valuation allowance continues to be provided against deferred tax assets in the majority of our Ireland, U.K., and Singapore operations as these operations have produced historical GAAP taxable losses, among other facts.
We have unrecognized tax benefits of $Nil as of December 31, 2016 (2015 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense.  At December 31, 2016, interest and penalties accrued on unrecognized tax benefits were $Nil (2015 - $Nil). Income tax returns filed for tax years 2013 through 2015, 2012 through 2015, 2015, and 2012 through 2015, are open for examination by the IRS, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. We do not expect the resolution of these open years to have a significant impact on our consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS

Year ended December 31,	2016	2015	2014
(in thousands, except per share amounts and percentages)
Statements of operations highlights
Gross premiums written	$2,374,576	$2,011,310	$1,550,572
Net premiums written	$1,535,312	$1,416,183	$1,068,236
Net premiums earned	$1,403,430	$1,400,551	$1,062,416
Net claims and claim expenses incurred	530,831	448,238	197,947
Acquisition expenses	289,323	238,592	144,476
Operational expenses	197,749	219,112	190,639
Underwriting income	$385,527	$494,609	$529,354

Net investment income	$181,726	$152,567	$124,316
Net realized and unrealized gains (losses) on investments	141,328	(68,918)	41,433
Change in net unrealized gains on fixed maturity investments available for sale	(1,870)	(1,243)	(855)
Total investment result	$321,184	$82,406	$164,894

Net income	$630,048	$542,242	$686,256
Net income available to RenaissanceRe common shareholders	$480,581	$408,811	$510,337

Net income available to RenaissanceRe common shareholders per common share – diluted	$11.43	$9.28	$12.60
Dividends per common share	$1.24	$1.20	$1.16

Key ratios
Net claims and claim expense ratio – current accident year	49.5%	43.6%	32.2%
Net claims and claim expense ratio – prior accident years	(11.7)%	(11.6)%	(13.6)%
Net claims and claim expense ratio – calendar year	37.8%	32.0%	18.6%
Underwriting expense ratio	34.7%	32.7%	31.6%
Combined ratio	72.5%	64.7%	50.2%

Return on average common equity	11.0%	9.8%	14.9%

Book value	December 31, 2016	December 31, 2015	December 31, 2014
Book value per common share	$108.45	$99.13	$90.15
Accumulated dividends per common share	16.72	15.48	14.28
Book value per common share plus accumulated dividends	$125.17	$114.61	$104.43
Change in book value per common share plus change in accumulated dividends	10.7%	11.3%	13.7%

Balance sheet highlights	December 31, 2016	December 31, 2015	December 31, 2014
Total assets	$12,352,082	$11,555,287	$8,202,307
Total shareholders’ equity attributable to RenaissanceRe	$4,866,577	$4,732,184	$3,865,715

Results of operations for 2016 compared to 2015.
Net income available to RenaissanceRe common shareholders was $480.6 million in 2016, compared to $408.8 million in 2015, an increase of $71.8 million. As a result of our net income available to RenaissanceRe common shareholders in 2016, we generated an annualized return on average common equity of 11.0% and our book value per common share increased from $99.13 at December 31, 2015 to $108.45 at December 31, 2016, a 10.7% increase, after considering the change in accumulated dividends paid to our common shareholders, and the impact of repurchasing an aggregate of 2.7 million common shares in open market transactions.
The most significant events affecting our financial performance during 2016, on a comparative basis to 2015, include:

•
Higher Investment Results - our total investment result of $321.2 million in 2016, which includes the sum of net investment income, net realized and unrealized gains (losses) on investments, and the change in net unrealized gains on fixed maturity investments available for sale, increased $238.8 million from $82.4 million in 2015. Impacting the total investment result in 2016 were: (i) net unrealized gains in our portfolio of fixed maturity investments trading, principally the result of significant credit spread tightening in 2016, compared to marginal credit spread widening during 2015; (ii) net investment income in our portfolio of fixed maturity investments, driven by an increase in average invested assets; and (iii) net realized and unrealized gains on equity investments trading as a result of the strong performance of a number of our equity positions during the year. Partially offsetting these items were net realized and unrealized losses on certain investment-related derivatives due to changes in the yield curve that occurred during the year; partially offset by

•
Lower Underwriting Income - we generated underwriting income of $385.5 million and a combined ratio of 72.5% in 2016, compared to $494.6 million and 64.7%, respectively, in 2015, a decrease of $109.1 million and an increase of 7.8 percentage points, respectively. The increase in the combined ratio in 2016, compared to 2015, was primarily driven by higher net claims and claim expenses and an increase in underwriting expenses adding 5.8 and 2.0 percentage points, respectively, to the combined ratio. Included in net claims and claim expenses in 2016 was an aggregate of $122.6 million associated with a wildfire originating near Fort McMurray, Alberta (the “Fort McMurray Wildfire”), a number of weather-related events in Texas (the “2016 Texas Events”) and Hurricane Matthew. The net negative impact of these events on our consolidated underwriting result was $102.9 million, and these events added 7.9 percentage points to our consolidated combined ratio. See below for additional information related to the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew;

•
Higher Income Tax Expense - we recognized $0.3 million of income tax expense in 2016, compared to an income tax benefit of $45.9 million in 2015, representing a $46.2 million change in income tax expense, primarily due to a decrease in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum; and

•
Higher Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $127.1 million in 2016, compared to $111.1 million in 2015, principally due to an increase in the profitability of DaVinciRe. Our ownership in DaVinciRe was 24.0% at December 31, 2016, compared to 26.3% at December 31, 2015.

Net Negative Impact of the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest - DaVinci Re. Our estimate of the net negative impact of the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew are based on a review of our potential exposures, preliminary discussions with counterparties and catastrophe modeling techniques. Given the magnitude and recent occurrence of these catastrophe events, delays in receiving claims data, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other uncertainties inherent in loss estimation, meaningful uncertainty remains regarding losses from these events. Accordingly, our actual net negative impact from these events will vary from these estimates, perhaps significantly. Changes in these estimates will be recorded in the period in which they occur.

The supplemental financial data below provides additional information detailing the net negative impact of the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew on our consolidated financial statements for the year ended December 31, 2016.

Year ended December 31, 2016	Fort McMurray Wildfire	2016 Texas Events	Hurricane Matthew	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(23,961)	$(38,502)	$(60,117)	$(122,580)
Assumed reinstatement premiums earned	5,143	6,891	9,945	21,979
Lost profit commissions	(330)	(1,172)	(824)	(2,326)
Net negative impact on underwriting result	(19,148)	(32,783)	(50,996)	(102,927)
Redeemable noncontrolling interest - DaVinciRe	3,404	5,675	6,519	15,598
Net negative impact	$(15,744)	$(27,108)	$(44,477)	$(87,329)
Percentage point impact on consolidated combined ratio	1.4	2.5	3.8	7.9

Net negative impact on Property segment underwriting result	$(18,956)	$(32,783)	$(49,271)	$(101,010)
Net negative impact on Casualty and Specialty segment underwriting result	(192)	—	(1,725)	(1,917)
Net negative impact on underwriting result	$(19,148)	$(32,783)	$(50,996)	$(102,927)

Acquisition of Platinum
We acquired Platinum on March 2, 2015. Therefore, our results of operations for 2016 included the results of the legacy business acquired from Platinum for the period January 1, 2016 through December 31, 2016, while for 2015, the results of operations of Platinum were included for the period March 2, 2015 (the date of acquisition) through December 31, 2015.

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
The most significant events affecting our financial performance during 2015, on a comparative basis to 2014, include:

•
Lower Total Investment Result - our total investment result, which includes the sum of net investment income, net realized and unrealized gains (losses) on investments, and the change in net unrealized gains on fixed maturity investments available for sale, was $82.4 million in 2015 compared to $164.9 million in 2014, a decrease of $82.5 million. The decrease in the total investment result was primarily due to net unrealized losses in our portfolio of fixed maturity investments trading, principally as a result of an upward shift in the yield curve driven by the rising interest rate environment, combined with unrealized losses in our portfolio of equity investments trading and lower net investment income from private equity investments. Offsetting these items was an increase in net investment income in our portfolio of fixed maturity investments primarily driven by an increase in average invested assets, which was principally due to the acquisition of Platinum, and net realized and unrealized gains on investments-related derivatives due to the increasing interest rate environment;

•
Lower Underwriting Income - we generated underwriting income of $494.6 million and a combined ratio of 64.7% in 2015, compared to $529.4 million and 50.2%, respectively, in 2014. The $34.7 million decrease in underwriting income was primarily driven by a $268.9 million increase in current accident year net claims and claim expenses and a $94.1 million increase in acquisition expenses, partially offset by a $338.1 million increase in net premiums earned. The increase in current accident year net claims and claim expenses was primarily driven by our Property and Casualty and Specialty segments, while the increase in acquisition expenses and net premiums earned are principally driven by our Casualty and Specialty segment; and

•
Higher Corporate Expenses - our corporate expenses increased $54.1 million to $77.1 million in 2015, compared to $23.0 million in 2014, primarily due to $53.5 million of corporate expenses associated with the acquisition and integration of Platinum; partially offset by

•
Income Tax Benefit - we recognized an income tax benefit of $45.9 million in 2015, compared to an income tax expense of $608 thousand in 2014, primarily as a result of a reduction in our U.S.-based deferred tax asset valuation allowance from $48.5 million to $1.0 million in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum; and

•
Lower Net Income Attributable to Redeemable Noncontrolling Interests - net income attributable to redeemable noncontrolling interests of $111.1 million in 2015, compared to $153.5 million in 2014, a decrease of $42.5 million, principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at December 31, 2015, compared to 23.4% at December 31, 2014.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Year ended December 31,	2016	2015	2014
(in thousands, except percentages)
Gross premiums written	$1,111,263	$1,072,159	$1,074,890
Net premiums written	$725,321	$726,145	$662,552
Net premiums earned	$720,951	$805,985	$698,416
Net claims and claim expenses incurred	151,545	128,290	16,643
Acquisition expenses	97,594	94,249	66,262
Operational expenses	108,642	118,666	117,943
Underwriting income	$363,170	$464,780	$497,568

Net claims and claim expenses incurred – current accident year	$256,421	$222,076	$103,901
Net claims and claim expenses incurred – prior accident years	(104,876)	(93,786)	(87,258)
Net claims and claim expenses incurred – total	$151,545	$128,290	$16,643

Net claims and claim expense ratio – current accident year	35.6%	27.6%	14.9%
Net claims and claim expense ratio – prior accident years	(14.6)%	(11.7)%	(12.5)%
Net claims and claim expense ratio – calendar year	21.0%	15.9%	2.4%
Underwriting expense ratio	28.6%	26.4%	26.4%
Combined ratio	49.6%	42.3%	28.8%

Property Gross Premiums Written – In 2016, our Property segment gross premiums written increased by $39.1 million, or 3.6%, to $1,111.3 million, compared to $1,072.2 million in 2015. Market conditions remained challenging during 2016, resulting in decreased gross premiums written on certain programs and transactions. However, we were able to increase our participation on a select number of transactions we believe have comparably attractive risk-return attributes, while continuing to exercise underwriting discipline given prevailing market terms and conditions. Included in gross premiums written in the Property segment in 2016 was $21.4 million of reinstatement premiums associated with the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew.
In 2015, our Property segment gross premiums written decreased by $2.7 million, or 0.3%, to $1,072.2 million, compared to $1,074.9 million million in 2014. Market conditions were challenging during 2015, and we exercised underwriting discipline given prevailing terms and conditions, resulting in decreased gross premiums written on certain programs and transactions, offset in part by increased demand and growth in certain areas, including some new programs which provided opportunities we believed to be attractive. These new programs included the FHCF risk transfer program which we were a substantial participant in, and market opportunities arising as a result of the assumption of risk by domestic Florida private insurance companies from Citizens, which in general increases the amount of ultimate private reinsurance protection purchased in connection with the underlying individual risk.
Our Property segment gross premiums written continue to be characterized by a large percentage of U.S. and Caribbean premium, as we have found business derived from exposures in Europe, Asia and the rest of the world to be, in general, less attractive on a risk-adjusted basis during recent periods. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms, notably U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes.

Year ended December 31,	2016	2015	2014
(in thousands)
Ceded premiums written - Property	$385,942	$346,014	$412,338

Property Ceded Premiums Written – Ceded premiums written in our Property segment increased $39.9 million to $385.9 million in 2016, compared to $346.0 million in 2015, primarily reflecting increased purchases of retrocessional reinsurance as part of our management of our risk portfolio.
Ceded premiums written in our Property segment decreased $66.3 million, to $346.0 million in 2015, compared to $412.3 million in 2014, primarily reflecting a reduction in purchases of retrocessional reinsurance driven by a reduction in premiums ceded to company-sponsored third party capital vehicles to $32.9 million in 2015, compared to $65.5 million 2014, and lower premiums paid for retrocessional reinsurance purchases.
Due to the potential volatility of the reinsurance contracts which we sell, we purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. To the extent that appropriately priced coverage is available, we anticipate continued use of retrocessional reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the buying of ceded reinsurance in our Property segment is based on market opportunities and is not based on placing a specific reinsurance program each year. In addition, in future periods we may utilize the growing market for insurance-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverages attractive.
Property Underwriting Results – Our Property segment generated underwriting income of $363.2 million in 2016, compared to $464.8 million in 2015, a decrease of $101.6 million. In 2016, our Property segment generated a net claims and claim expense ratio of 21.0%, an underwriting expense ratio of 28.6% and a combined ratio of 49.6%, compared to 15.9%, 26.4% and 42.3%, respectively, in 2015.
The $101.6 million decrease in underwriting income in the Property segment in 2016, compared to 2015, was primarily driven by an $85.0 million decrease in net premiums earned and a $23.3 million increase in net claims and claim expenses. The $85.0 million decrease in net premiums earned was driven by an increase in purchases of retrocessional reinsurance described above.
Included in net claims and claim expenses in the Property segment in 2016 was an aggregate of $120.1 million associated with the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew. The net negative impact of these events on the the Property segment underwriting result was $101.0 million, and these events added 17.9 percentage points to the Property segment combined ratio.
During 2016, we experienced $104.9 million of favorable development on prior accident year net claims and claim expenses within our Property segment, compared to $93.8 million in 2015. The favorable development on prior accident years net claims and claim expenses in 2016 included $15.1 million from the 2011 Thailand Floods, $10.8 million from Storm Sandy in 2012, $7.3 million from the 2011 Tohoku Earthquake and Tsunami and $5.7 million from the 2015 Tianjin Explosion, each primarily the result of changes in our estimated ultimate loss for each respective event, with the remainder due to a number of relatively smaller events.
Our Property segment generated underwriting income of $464.8 million million in 2015, compared to $497.6 million in 2014, a decrease of $32.8 million. In 2015, our Property segment generated a net claims and claim expense ratio of 15.9%, an underwriting expense ratio of 26.4% and a combined ratio of 42.3%, compared to 2.4%, 26.4% and 28.8%, respectively, in 2014.
The $32.8 million decrease in underwriting income in our Property segment in 2015, compared to 2014, was primarily driven by a $111.6 million increase in net claims and claim expenses, including a $118.2 million increase in current accident year net claims and claim expenses, due to higher event-driven catastrophe losses and higher attritional losses, and a $28.0 million increase in acquisition expenses, with each of the higher attritional losses and increase in acquisition expenses driven by the increase in other property gross premiums written. Partially offsetting these items was a $107.6 million increase in net premiums earned, which was driven by lower ceded premiums earned due to the reduction in ceded premiums written, noted above. Included in current accident year net claims and claim expenses is $27.9 million related to a number of U.S. winter storms, $27.3 million related to the Tianjin Explosion and $23.0 million related to a U.S. wind and thunderstorm event, with the remainder due to a number of other smaller catastrophe events. During the fourth quarter of 2015, we recognized a recovery and corresponding reduction to acquisition expenses in our Property segment of $7.7 million associated with the December 2015 decision by the IRS to revoke its position that the excise tax applies on foreign to foreign retrocessions.
During 2015, we experienced $93.8 million of favorable development on prior accident years net claims and claim expenses within our Property segment. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $12.5 million related to Storm Sandy and $10.2 million related to the April and May 2011 U.S. Tornadoes, each principally the result of changes in our estimated ultimate loss for each respective event. In addition, we experienced $69.3 million of favorable development related to a number of other large and small catastrophe events that we principally estimate net claims and claim expenses for using traditional actuarial methods. Net favorable development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquake, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $1.4 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquake, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.
See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Year ended December 31,	2016	2015	2014
(in thousands)
Profit commissions and fees	$68,346	$61,923	$84,851
Decrease in underwriting expense ratio	9.5%	7.7%	12.2%
Net impact of profit commissions and fees	$112,227	$106,722	$139,036

Profit Commissions and Fees – We have entered into joint ventures and specialized quota share cessions of our property book of business. In accordance with the joint venture and quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios.
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was $112.2 million, $106.7 million and $139.0 million in 2016, 2015 and 2014, respectively.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Year ended December 31,	2016	2015	2014
(in thousands, except percentages)
Gross premiums written	$1,263,313	$939,241	$475,373
Net premiums written	$809,848	$690,086	$405,340
Net premiums earned	$682,337	$594,614	$363,632
Net claims and claim expenses incurred	380,396	320,818	187,441
Acquisition expenses	191,729	144,095	84,762
Operational expenses	88,984	100,180	72,393
Underwriting income	$21,228	$29,521	$19,036

Net claims and claim expenses incurred – current accident year	$438,536	$388,609	$237,844
Net claims and claim expenses incurred – prior accident years	(58,140)	(67,791)	(50,403)
Net claims and claim expenses incurred – total	$380,396	$320,818	$187,441

Net claims and claim expense ratio – current accident year	64.3%	65.4%	65.4%
Net claims and claim expense ratio – prior accident years	(8.6)%	(11.4)%	(13.9)%
Net claims and claim expense ratio – calendar year	55.7%	54.0%	51.5%
Underwriting expense ratio	41.2%	41.0%	43.3%
Combined ratio	96.9%	95.0%	94.8%

Casualty and Specialty Gross Premiums Written – In 2016, our Casualty and Specialty segment gross premiums written increased $324.1 million, or 34.5%, to $1,263.3 million, compared to $939.2 million in 2015, principally driven by select organic growth, primarily related to mortgage reinsurance opportunities reflected in our financial lines of business. In addition, our casualty and specialty lines of business were impacted in 2016 by business acquired in connection with our acquisition of Platinum for the period from January 1, 2016 through December 31, 2016, compared to 2015, which included gross premiums written from Platinum for the period from March 2, 2015 (the date of acquisition) through December 31, 2015.
In 2015, our Casualty and Specialty segment gross premiums written increased $463.9 million, or 97.6%, to $939.2 million, compared to $475.4 million million in 2014, driven primarily by the acquisition of Platinum and increases in certain casualty and financial lines of business, while continuing to exercise underwriting discipline given prevailing terms and conditions.
During 2016 and 2015, we experienced growth in a number of our casualty and specialty lines of business and will continue to seek to expand our casualty and specialty operations through our underwriting platforms, including Bermuda, the U.S. and Syndicate 1458, although we cannot assure you we will do so.
Our Casualty and Specialty segment gross premiums written during 2016 reflected a relatively larger percentage of proportional reinsurance compared to excess of loss reinsurance than in many of our comparative periods. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely vary in the future. Proportional business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance. In addition, proportional coverage tends to be exposed to relatively more attritional, and frequent, losses while subject to less expected severity. Moreover, market conditions for our Casualty and Specialty segment have been impacted by a trend towards increased ceding commissions on our assumed proportional reinsurance.

Year ended December 31,	2016	2015	2014
(in thousands)
Ceded premiums written - Casualty and Specialty	$453,465	$249,155	$70,033

Casualty and Specialty Ceded Premiums Written – Ceded premiums written in our Casualty and Specialty segment increased $204.3 million to $453.5 million in 2016, compared to $249.2 million in 2015, primarily reflecting increased purchases of retrocessional reinsurance as part of our management of our risk portfolio.
Ceded premiums written in our Casualty and Specialty segment increased $179.1 million to $249.2 million in 2015, compared to $70.0 million in 2014, primarily reflecting an increase in the purchase of retrocessional reinsurance driven by the increased gross premiums written, as noted above.
Casualty and Specialty Underwriting Results – Our Casualty and Specialty segment generated underwriting income of $21.2 million in 2016, compared to $29.5 million in 2015. In 2016, our Casualty and Specialty segment generated a net claims and claim expense ratio of 55.7%, an underwriting expense ratio of 41.2% and a combined ratio of 96.9%, compared to 54.0%, 41.0% and 95.0%, respectively, in 2015.
Impacting our Casualty and Specialty segment combined ratio was a 1.7 percentage point increase in the net claims and claim expense ratio in 2016, compared to 2015, principally driven by a decrease in favorable development on prior accident years net claims and claim expenses of $9.7 million. The favorable development on prior accident years net claims and claim expenses of $58.1 million in 2016 was principally driven by actual reported losses coming in better than expected and $5.5 million of favorable development associated with actuarial assumption changes.
Our Casualty and Specialty segment generated underwriting income of $29.5 million in 2015, compared to $19.0 million in 2014. In 2015, our Casualty and Specialty segment generated a net claims and claim expense ratio of 54.0%, an underwriting expense ratio of 41.0% and a combined ratio of 95.0%, compared to 51.5%, 43.3% and 94.8%, respectively, in 2014.
The $10.5 million increase in underwriting income in our Casualty and Specialty segment for 2015, compared to 2014, was principally driven by a $17.4 million increase in favorable development on prior accident years net claims and claim expenses. In addition, our Casualty and Specialty segment experienced a $231.0 million increase in net premiums earned, principally as a result of having a full year of net premiums earned in connection with the acquisition of Platinum, compared to 2015, which included net premiums earned from Platinum for the period from March 2, 2015 (the date of acquisition) through December 31, 2015. Partially offsetting the increase in net premiums earned was a $150.8 million increase in current accident year net claims and claim expenses and a $87.1 million increase in underwriting expenses. The increase in current accident year net claims and claim expenses was principally due to a higher level of attritional losses primarily as a result of the increase in net premiums earned.
The Casualty and Specialty segment experienced $67.8 million of favorable development on prior accident years net claims and claim expenses in 2015, compared to $50.4 million in 2014. The favorable development of prior accident years net claims and claim expenses within our Casualty and Specialty segment in 2015 of $67.8 million was driven by $72.6 million related to the application of our formulaic actuarial reserving methodology with attritional net claims and claim expenses reported coming in lower than expected on prior accident years events, partially offset by adverse development of $4.8 million associated with actuarial assumption changes.
See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Year ended December 31,	2016	2015	2014
(in thousands, except percentages)
Profit commissions and fees	$31,950	$8,726	$1,914
Decrease in underwriting expense ratio	4.7%	1.5%	0.5%

Profit Commissions and Fees – We have entered into specialized quota share cessions of our casualty and specialty book of business. In accordance with these quota share agreements, we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios.
Other Underwriting Income

Year ended December 31,	2016	2015	2014
(in thousands)
Underwriting income	$1,129	$308	$12,750

Included in our Other category are the remnants of our former Bermuda-based insurance operations. Included in our Other category was underwriting income of $1.1 million in 2016, driven by favorable development on prior accident years net claims and claim expense.
Included in our Other category was underwriting income of $12.8 million in 2014, primarily due to the release of $6.7 million of profit commissions as a result of the commutation of several quota share agreements and a reduction in the estimated ultimate losses on a proportional property contract of $6.1 million, each related to our former Insurance segment.
Net Investment Income

Year ended December 31,	2016	2015	2014
(in thousands)
Fixed maturity investments	$160,661	$134,800	$100,855
Short term investments	5,127	1,227	944
Equity investments trading	4,235	8,346	3,450
Other investments
Private equity investments	6,155	9,455	18,974
Other	20,181	12,472	11,037
Cash and cash equivalents	788	467	395
	197,147	166,767	135,655
Investment expenses	(15,421)	(14,200)	(11,339)
Net investment income	$181,726	$152,567	$124,316

Net investment income was $181.7 million in 2016, compared to $152.6 million in 2015, an increase of $29.2 million. Impacting our net investment income for 2016 was higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets and improved returns in our portfolio of other investments principally driven by our catastrophe bond portfolio, partially offset by a decrease in dividend income from our equity investment portfolio, due to lower average invested assets.
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

Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $11.5 million, $10.4 million and $17.7 million in 2016, 2015 and 2014, respectively.
Net Realized and Unrealized Gains (Losses) on Investments

Year ended December 31,	2016	2015	2014
(in thousands)
Gross realized gains	$72,739	$50,488	$45,568
Gross realized losses	(38,315)	(53,630)	(14,868)
Net realized gains (losses) on fixed maturity investments	34,424	(3,142)	30,700
Net unrealized gains (losses) on fixed maturity investments trading	26,954	(64,908)	19,680
Net realized and unrealized (losses) gains on investments-related derivatives	(15,414)	5,443	(30,931)
Net realized gains on equity investments trading	14,190	16,348	10,908
Net unrealized gains (losses) on equity investments trading	81,174	(22,659)	11,076
Net realized and unrealized gains (losses) on investments	$141,328	$(68,918)	$41,433

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
Net realized and unrealized gains on investments were $141.3 million in 2016, compared to net realized and unrealized losses on investments of $68.9 million in 2015, an increase of $210.2 million. Impacting our net realized and unrealized gains on investments were:

•
net realized and unrealized gains on our fixed maturity investments trading of $61.4 million in 2016, compared to losses of $68.1 million in 2015, which was positively impacted by a significant credit spread tightening during 2016, partially offset by $15.4 million net realized and unrealized losses on certain investments-related derivatives primarily driven by changes in the yield curve that occurred during 2016; and

•
net realized and unrealized gains on equity investments trading of $95.4 million in 2016, compared to net realized and unrealized losses of $6.3 million in 2015, an improvement of $101.7 million, principally driven by the strong performance of a number of our equity positions in 2016, including Essent and Trupanion.

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

•	net unrealized losses on equity investments trading of $22.7 million in 2015, compared to net unrealized gains of $11.1 million in 2014, primarily driven by unrealized losses associated with our investment in Essent, combined with weaker returns in the broader equity markets during 2015, partially offset by an increase in net realized gains on equity investments trading of $5.4 million to gains of $16.3 million in 2015, compared to 2014, principally driven by exiting a number of profitable positions during the year.
Net Foreign Exchange (Losses) Gains

Year ended December 31,	2016	2015	2014
(in thousands)
Total foreign exchange (losses) gains	$(13,788)	$(3,051)	$6,260

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio is currencies other than the U.S. dollar. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates, are recognized in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations and investment portfolio, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information related to our exposure to foreign currency risk and “Note 19. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Foreign currency exchange losses were $13.8 million in 2016, compared to $3.1 million in 2015, with the deterioration primarily driven by the significant strengthening of the U.S. dollar in 2016 against non-U.S. currencies in which we primarily transact, including the Australian Dollar, the Euro and the British Pound, partially offset by the New Zealand Dollar and Japanese Yen strengthening against the U.S. dollar.
Foreign currency exchange losses were $3.1 million in 2015, compared to gains of $6.3 million in 2014, with the decrease principally the result of the U.S. dollar strengthening against the Australian Dollar, the Canadian Dollar and the New Zealand Dollar.
Equity in Earnings of Other Ventures

Year ended December 31,	2016	2015	2014
(in thousands)
Tower Hill Companies	$10,379	$13,116	$18,376
Top Layer Re	(8,576)	8,026	10,411
Other	(840)	(661)	(2,712)
Total equity in earnings of other ventures	$963	$20,481	$26,075

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
Equity in earnings of other ventures was $1.0 million in 2016, compared to $20.5 million in 2015, with the decrease driven by lower profitability in Top Layer Re and the Tower Hill Companies. Impacting equity in earnings of other ventures during 2016 was a $8.6 million loss related to our 50% ownership in Top Layer Re. During 2016, Top Layer Re reduced its estimated ultimate claim and claim expenses and related reinsurance recoverable associated with the 2011 Tohoku Earthquake to $Nil as a result of favorable loss emergence, resulting in an increase in underwriting income for Top Layer Re for 2016. However, the increase in underwriting income was more than offset by the reversal of an unrealized foreign exchange gain related to the reserve for claims and claim expenses, which were denominated in Japanese Yen. While Top Layer Re had fully hedged its net economic exposure to Japanese Yen associated with this loss since inception, because the hedged net liability went to $Nil, Top Layer Re recorded an unrealized foreign exchange loss for the year. If the reserve for net claims and claim expenses had been paid in full, rather than being reduced to $Nil, there would have been no financial statement impact to Top Layer Re.
Equity in earnings of other ventures was $20.5 million in 2015, compared to $26.1 million in 2014, with the decrease driven by lower profitability in the Tower Hill Companies and Top Layer Re.
Other Income (Loss)

Year ended December 31,	2016	2015	2014
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$14,246	$12,534	$1,321
Other	(68)	938	(1,744)
Total other income (loss)	$14,178	$13,472	$(423)

In 2016, we generated other income of $14.2 million, compared to other income of $13.5 million in 2015, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
In 2015, we generated other income of $13.5 million, compared to an other loss of $0.4 million in 2014, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Year ended December 31,	2016	2015	2014
(in thousands)
Total corporate expenses	$37,402	$76,514	$22,749

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $39.1 million to $37.4 million in 2016, compared to $76.5 million in 2015, primarily reflecting a decrease to $2.1 million of corporate expenses associated with the acquisition and integration of Platinum incurred during 2016, compared to $53.5 million in 2015, and a $5.6 million charge in the fourth quarter of 2015 associated with the impairment of the goodwill and other intangible assets of an investment in other ventures, recorded under the equity method. No such impairments were recorded during the fourth quarter of 2016. Partially offsetting these items was $15.4 million of expenses related to executive departures recorded in 2016.
Corporate expenses increased $53.8 million to $76.5 million in 2015, compared to $22.7 million in 2014, primarily due to $53.5 million of expenses associated with the acquisition and integration of Platinum, comprised of $11.8 million of transaction-related expenses, $5.4 million of integration-related expenses and $36.3 million of compensation-related expenses. Also included in corporate expenses in 2015 was a $5.6 million charge associated with the impairment of the goodwill and other intangible assets of an investment in other ventures, recorded under the equity method.

Interest Expense and Preferred Share Dividends

Year ended December 31,	2016	2015	2014
(in thousands)
Interest expense
$250 million Series B 7.50% Senior Notes due 2017	$18,750	$15,625	$—
$250 million 5.75% Senior Notes due 2020	14,375	14,375	14,375
$300 million 3.700% Senior Notes due 2025	11,100	8,586	—
$150 million 4.750% Senior Notes due 2025 (DaVinciRe)	7,125	4,774	—
Other	(9,206)	(7,090)	3,027
Total interest expense	42,144	36,270	17,402
Preferred share dividends
$125 million 6.08% Series C Preference Shares	7,600	7,600	7,600
$275 million 5.375% Series E Preference Shares	14,781	14,781	14,781
Total preferred share dividends	22,381	22,381	22,381
Total interest expense and preferred share dividends	$64,525	$58,651	$39,783

Interest expense increased $5.9 million to $42.1 million in 2016, compared to $36.3 million in 2015, primarily driven by:

•
a full year of interest expense on the $250 million of Series B 7.50% Senior Notes due 2017 assumed in connection with the acquisition of Platinum on March 2, 2015, $300 million of our 3.700% Senior Notes due 2025 issued on March 24, 2015 and $150 million of DaVinciRe’s 4.750% Senior Notes due 2025 issued on May 4, 2015; partially offset by

•
amortization of net fair value adjustments of $12.8 million, included in the other category in the table above, which reduced our interest expense and were recognized in connection with the acquisition of Platinum and its $250.0 million Series B 7.50% Notes due June 1, 2017. See “Note 3. Acquisition of Platinum in our Notes to the Consolidated Financial Statements” for additional information with respect to the acquisition of Platinum and the related fair value adjustments.

Interest expense increased $18.9 million to $36.3 million in 2015, compared to $17.4 million in 2014, primarily driven by:

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

Preferred share dividends were flat at $22.4 million in each of 2016, 2015 and 2014.

Income Tax (Expense) Benefit

Year ended December 31,	2016	2015	2014
(in thousands)
Income tax (expense) benefit	$(340)	$45,866	$(608)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
During 2016, we recognized an income tax expense of $0.3 million, compared to an income tax benefit of $45.9 million in 2015, primarily the result of a reduction in our U.S. valuation allowance from $48.5 million to $1.0 million in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum. Our income tax expense of $0.3 million in 2016 is relatively flat when compared to our income tax expense of $0.6 million in 2014.
We recognized an income tax benefit of $45.9 million in 2015, compared to an income tax expense of $0.6 million in 2014, primarily the result of a reduction in our U.S. valuation allowance, as discussed above.
At December 31, 2016, our U.S. tax-paying subsidiaries had a net deferred tax asset (after valuation allowance) of $80.1 million. Our Ireland, U.K. and Singapore operations have historically produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover the predominant amount of our net deferred tax assets in these jurisdictions. Our valuation allowance totaled $18.8 million and $17.9 million at December 31, 2016 and 2015, respectively.
Our effective income tax rate, which we calculate as income tax (expense) benefit divided by income before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax income can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. In addition, a significant portion of our gross and net premiums are currently written and earned in Bermuda, which does not have a corporate income tax, including the majority of our catastrophe business, which can result in significant volatility to our pre-tax income (loss) in any given period. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand, including in connection with the acquisition of Platinum. In addition, it is possible we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.
The preponderance of our revenue and pre-tax income is generated by our domestic operations (i.e., Bermuda) in the form of underwriting income and net investment income, when compared to our foreign operations. The geographic distribution of pre-tax income can vary significantly between periods for a variety of reasons, including the business mix of net premiums written and earned, the size and nature of net claims and claim expenses incurred, the amount and geographic location of operating expenses, net investment income and net realized and unrealized gains (losses) on investments and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. Pre-tax income for our domestic operations was higher compared to our foreign operations for the years ended December 31, 2016, 2015 and 2014 primarily as a result of the more volatile catastrophe business underwritten in our Bermuda operations during these periods being relatively free of catastrophe losses and thus generating higher levels of net underwriting income than our foreign operations, which underwrite primarily less volatile business with higher attritional net claims and claim expenses and as a result produce lower levels of net underwriting income in benign loss years.

Net Income Attributable to Redeemable Noncontrolling Interests

Year ended December 31,	2016	2015	2014
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(127,086)	$(111,050)	$(153,538)

Our net income attributable to redeemable noncontrolling interests was $127.1 million in 2016, compared to $111.1 million in 2015. The $16.0 million increase in net income attributable to redeemable noncontrolling interests was principally due to an increase in the profitability of DaVinciRe and a decrease in our ownership of DaVinciRe to 24.0% at December 31, 2016, compared to 26.3% at December 31, 2015.
Our net income attributable to redeemable noncontrolling interests was $111.1 million in 2015, compared to $153.5 million in 2014. The $42.5 million decrease in net income attributable to redeemable noncontrolling interests was principally due to a decrease in the profitability of DaVinciRe. Our ownership in DaVinciRe was 26.3% at December 31, 2015, compared to 23.4% at December 31, 2014.
We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including among others, Bermuda, the U.S., the U.K. and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing our ability and the ability of our principal operating subsidiaries to pay dividends are discussed below, with further detail provided in “Part I, Item 1. Regulation”. In addition, refer to “Note 18. Statutory Requirements in our Notes to the Consolidated Financial Statements” for additional information with respect to our statutory requirements.
During the year ended December 31, 2016, our principal operating subsidiaries returned capital to RenaissanceRe, which included dividends declared and return of capital, net of capital contributions received, of $341.7 million (2015 - $1.2 billion).
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
Group Supervision
The BMA is our group supervisor. Under the Insurance Act, we are required to maintain capital at a level equal to our ECR, which is established by reference to the BSCR model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. We are also subject to an early-warning level based on 120% of the ECR, which the BMA considers to be the target capital level, which may trigger additional reporting requirements or other enhanced oversight. We are currently completing our 2016 group BSCR, which must be filed with the BMA on or before May 31, 2017, and at this time, we believe we will exceed the target level of required economic statutory capital. Our 2015 group BSCR exceeded the target level of required statutory capital.

Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At December 31, 2016, the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
As a result of the acquisition of Platinum and the potential for organizational and capital changes, Renaissance Reinsurance and RenaissanceRe Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”) each received a request from the BMA, on February 24, 2015 and March 27, 2015, respectively, to obtain written approval prior to paying dividends or returning capital to RenaissanceRe during 2015. Subsequent to these requests and through December 31, 2015, Renaissance Reinsurance and RenaissanceRe Specialty Risks returned capital to RenaissanceRe, which included dividends declared and return of capital, of $245.0 million and $680.0 million, respectively.
Effective October 1, 2016, each of RenaissanceRe Specialty Risks and Platinum Bermuda merged into Renaissance Reinsurance, with Renaissance Reinsurance being the sole surviving entity. As part of the merger, Renaissance Reinsurance applied for, and effective November 18, 2016 received, approval from the BMA to reduce its statutory capital by $500.0 million through a return of capital to RenaissanceRe. The return of capital was completed prior to December 31, 2016.
Under the Insurance Act, RenaissanceRe Specialty U.S. is defined as a Class 3B insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2016 BSCR for Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci must be filed with the BMA before April 30, 2017; at this time, we believe each company will exceed its respective target level of required economic statutory capital. In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.
U.K. Subsidiaries
Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). The amount of FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At December 31, 2016, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £353.2 million based on its business plan originally approved in November 2016 (December 31, 2015 - £293.3 million based on its business plan originally approved in November 2015). At December 31, 2016, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £351.7 million (December 31, 2015 - £308.9 million). Actual FAL posted for Syndicate 1458 at December 31, 2016 by RenaissanceRe CCL is $380.0 million and £90.0 million supported 100% by letters of credit (December 31, 2015 - $360.0 million and £85.0 million).
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law which uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At December 31, 2016, the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
Renaissance Reinsurance U.S. is subject to certain restrictions on its ability to pay dividends pursuant to Maryland law, including making appropriate filings with and obtaining certain approvals from its regulator. During 2017, Renaissance Reinsurance U.S. will have an ordinary dividend capacity of $25.4 million (2016 - $26.0 million).

Top Layer Re
Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Liquidity and Cash Flows
Holding Company Liquidity
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and, to a degree, cash and securities in amounts which fluctuate over time. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from our subsidiaries. As discussed above, the ability to pay such dividends is limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate.
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to our common shareholders and common share repurchases, (2) preference share related transactions including dividend payments to our preference shareholders and preference share redemptions, (3) interest and principal payments on debt, (4) capital investments in our subsidiaries, (5) acquisition of new or existing companies or businesses, such as our acquisition of Platinum and (6) certain corporate and operating expenses.
We attempt to structure our organization in a way that facilitates efficient capital movements between RenaissanceRe and our operating subsidiaries and to ensure that adequate liquidity is available when required, giving consideration to applicable laws and regulations, and the domiciliary location of sources of liquidity and related obligations.
Sources of Liquidity
Historically, cash receipts from operations, consisting of premiums and investment income, have provided sufficient funds to pay losses and operating expenses of our subsidiaries and to fund dividends to RenaissanceRe. The premiums received by our operating subsidiaries are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses generally are received within the first two years of inception of a contract, while operating expenses are generally paid within a year of being incurred. It generally takes much longer for claims and claims expenses to be reported and ultimately settled, requiring the establishment of reserves for claims and claim expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net claims incurred in that year, as reported in the consolidated statement of operations.
While we expect that our liquidity needs will continue to be met by our cash receipts from operations, as a result of the combination of current market conditions, lower than usual investment yields, and the nature of our business where a large portion of the coverages we provide can produce losses of high severity and low frequency, future cash flows from operating activities cannot be accurately predicted and may fluctuate significantly between individual quarters and years. In addition, due to the magnitude and complexity of certain large loss events, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary materially from preliminary estimates, which would impact our cash flows from operations.
Our “shelf” registration statement on Form S-3 under the Securities Act allows for the public offering of various types of securities, including common shares, preference shares and debt securities, and also provides a source of liquidity. Because we are “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, we are also eligible to file additional automatically effective registration statements on Form S-3 in the future for the potential offering and sale of an unlimited amount of debt and equity securities.
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” for details of these facilities.

Cash Flows

Year ended December 31,	2016	2015	2014
(in thousands)
Net cash provided by operating activities	$469,829	$414,737	$660,657
Net cash (used in) provided by investing activities	(164,532)	(339,039)	141,653
Net cash used in financing activities	(386,388)	(83,665)	(694,678)
Effect of exchange rate changes on foreign currency cash	(4,637)	(10,732)	9,920
Net (decrease) increase in cash and cash equivalents	(85,728)	(18,699)	117,552
Cash and cash equivalents, beginning of period	506,885	525,584	408,032
Cash and cash equivalents, end of period	$421,157	$506,885	$525,584

2016
During 2016, our cash and cash equivalents decreased $85.7 million, to $421.2 million at December 31, 2016, compared to $506.9 million at December 31, 2015.
Cash flows provided by operating activities. Cash flows provided by operating activities during the year ended December 31, 2016 were $469.8 million, compared to $414.7 million during the year ended December 31, 2015. Cash flows provided by operating activities during the year ended December 31, 2016 were primarily the result of certain adjustments to reconcile our net income of $630.0 million to net cash provided by operating activities, including:

•	an increase in unearned premiums of $342.5 million due to an increase in our gross premiums written; and

•	a $150.0 million increase in reinsurance balances payable due to the increase in gross premiums ceded and the timing of our payments of gross premiums ceded;

•	a decrease in our reserve for claims and claim expenses of $81.2 million as a result of claims payments of $623.8 million, partially offset by claims and claims expenses incurred of $710.7 million;

•	a $210.6 million decrease in prepaid reinsurance premiums due to the timing of our payments of gross premiums ceded;

•	an increase in premiums receivable and deferred acquisition costs of $209.3 million and $135.9 million, respectively, due to the increase in our gross premiums written; and

•	a $145.0 million increase in reinsurance recoverable.
Cash flows used in investing activities. During the year ended December 31, 2016, our cash flows used in investing activities were $164.5 million, principally reflecting net purchases of fixed maturity investments of $162.5 million, short term investments of $118.6 million and other investments of $68.6 million; partially offset by net sales of equity investments trading of $184.8 million.
Cash flows used in financing activities. Our cash flows used in financing activities in the year ended December 31, 2016 were $386.4 million, and were principally the result of net outflows related to the settlement of $309.4 million of common share repurchases, $51.6 million and $22.4 million of dividends paid on our common and preference shares, respectively, and net outflows of $3.0 million related to a net return of capital to third party shareholders, principally in DaVinciRe and Medici.
2015
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
Cash flows used in financing activities. Our cash flows used in financing activities in the year ended December 31, 2015 were $83.7 million, and were principally the result of net outflows related to the settlement of $259.9 million of common share repurchases, net outflows of $193.0 million related to a net return of capital to third party shareholders, principally in DaVinciRe, and $54.0 million and $22.4 million of dividends paid on our common and preference shares, respectively, partially offset by the issuance of $300.0 million of our 3.700% Senior Notes due 2025, net of expenses, of $297.8 million, and the issuance of $150.0 million of DaVinciRe’s 4.750% Senior Notes due 2025, net of expenses, of $147.8 million.
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
We incurred $2.1 million of corporate expenses associated with the acquisition and integration of Platinum in the year ended December 31, 2016, in addition to $53.5 million during the year ended December 31, 2015. We expect to incur some additional costs and expenses associated with the acquisition and integration of Platinum in 2017.
Following the close of the acquisition of Platinum and execution of the actions noted above, we believe our operating subsidiaries have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe. In turn, we believe RenaissanceRe has adequate capital resources, or the access to capital resources, to meet our obligations, including dividend payments to our common and preferred shareholders, interest payments on our senior notes and other liabilities, as they come due.

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
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At December 31, 2016	At December 31, 2015	Change
(in thousands)
Common shareholders’ equity	$4,466,577	$4,332,184	$134,393
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,866,577	4,732,184	134,393
3.700% Senior Notes due 2025	296,948	296,577	371
5.75% Senior Notes due 2020	248,941	248,610	331
Series B 7.50% Senior Notes due 2017	255,352	268,196	(12,844)
4.750% Senior Notes due 2025 (DaVinciRe)	147,422	147,112	310
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	1,198,663	1,210,495	(11,832)
Total shareholders’ equity attributable to RenaissanceRe and debt	$6,065,240	$5,942,679	$122,561

During 2016, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $122.6 million, to $6.1 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $134.4 million during 2016 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $502.0 million; partially offset by

•	our repurchase of 2.7 million shares in open market transactions at an aggregate cost of $309.4 million, and at an average share price of $112.87; and

•	$51.6 million and $22.4 million of dividends on our common and preference shares, respectively.
During 2016, our debt decreased $11.8 million, primarily driven by the amortization of deferred debt issuance costs and the amortization of the fair value adjustment related to the assumption of the Series B 7.50% Senior Notes due 2017 in connection with the acquisition of Platinum. We currently anticipate repaying the 7.50% Senior Notes due 2017 with existing cash on hand and do not plan on re-financing the notes, however we cannot assure you we will do so.

Credit Facilities
The outstanding amounts issued or drawn under each of our significant credit facilities is set forth below:

At December 31, 2016	Issued or Drawn
(in thousands)
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	140,829
Uncommitted Standby Letter of Credit Facility with NAB	4,855
Bilateral Letter of Credit Facility with Citibank Europe	244,909
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	380,000
Total credit facilities in U.S. dollars	$770,593

Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	£90,000
Specialty Risks FAL Facility	10,000
Total credit facilities in British Pounds	£100,000

Refer to “Note 9. Debt and Credit Facilities in our Notes to the Consolidated Financial Statements” for additional information related to our debt and credit facilities and “Note 12. Shareholders’ Equity in our Notes to the Consolidated Financial Statements” for additional information related to our common and preference shares.
Multi-Beneficiary Reinsurance Trusts and Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance and DaVinci are each approved as a Trusteed Reinsurer in the state of New York and each has established a multi-beneficiary reinsurance trust to collateralize its respective (re)insurance liabilities associated with U.S. domiciled cedants. We expect, over time, to transition cedants with existing outstanding letters of credit to the appropriate multi-beneficiary reinsurance trust as determined by cedant state of domicile, thereby reducing our absolute and relative reliance on letters of credit. Accordingly, it is our intention to seek to have new business incepting with cedants domiciled in approved states collateralized using a multi-beneficiary reinsurance trust. Cedants collateralized with a multi-beneficiary reinsurance trust will be eligible for automatic reinsurance credit in their respective U.S. regulatory filings.
In addition, Renaissance Reinsurance and DaVinci are each approved as an “eligible reinsurer” in the state of Florida, and are authorized to provide reduced collateral equal to 20% and 50%, respectively, of their net outstanding insurance liabilities to Florida-domiciled insurers.
Refer to “Note 18. Statutory Requirements in our Notes to the Consolidated Financial Statements” for additional information related to our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trust.
Redeemable Noncontrolling Interest – DaVinciRe
Refer to “Note 10. Noncontrolling Interests in our Notes to the Consolidated Financial Statements” for additional information related to redeemable noncontrolling interest - DaVinciRe.
Ratings
Financial strength ratings are an important factor in respect of the competitive position of reinsurance and insurance companies. We have received high claims-paying and financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them.
Presented below are the ratings of our principal operating subsidiaries and joint ventures and the ERM rating of RenaissanceRe as of February 17, 2017.

	A.M. Best	S&P	Moody’s	Fitch

Renaissance Reinsurance (1)	A+	AA-	A1	A+
DaVinci (1)	A	AA-	A3	—
Renaissance Reinsurance U.S. (1)	A	AA-	—	—
RenaissanceRe Specialty U.S. (1)	A	AA-	—	—
Renaissance Reinsurance of Europe (1)	A+	AA-	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	—	Very Strong	—	—

(1)
The A.M. Best, S&P, Moody's and Fitch ratings for these companies set forth in the table above reflect the insurer's financial strength rating and in addition, the S&P ratings also reflect the insurer's issuer credit rating.

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
On August 19, 2016, A.M. Best affirmed the financial strength rating of “A” (Excellent) of DaVinci Renaissance Reinsurance U.S. and Renaissance Specialty U.S. and “A+” (Superior) of Top Layer Re, with an outlook of stable.
Following the acquisition of Platinum, on April 16, 2015, A.M. Best removed from under review with negative implications and affirmed the financial strength rating of “A+” (Superior) for each of Renaissance Reinsurance and Renaissance Reinsurance of Europe, with an outlook of negative. A.M. Best also removed from under review with negative implications and affirmed the financial strength rating of “A” (Excellent) for each of DaVinci and RenaissanceRe Specialty U.S., with an outlook of stable. Furthermore, A.M. Best removed from under review with developing implications and affirmed the financial strength rating of “A” (Excellent) for Renaissance Reinsurance U.S., with an outlook of stable. In addition, A.M. Best affirmed its issuer credit rating of “a-” (Excellent) and all debt ratings of RenaissanceRe.
S&P. The “AA” range (“AA+”, “AA”, “AA-”), which has been assigned by S&P to Renaissance Reinsurance, DaVinci, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S., Renaissance Reinsurance of Europe and Top Layer Re, is the second highest rating assigned by S&P and indicates that S&P believes the insurers have very strong capacity to meet its financial commitments, differing only slightly from those rated higher. The “A” range (“A+”,”A”, “A-“), which is the third highest rating assigned by S&P, indicates that S&P believes the insurers have strong capacity to meet their respective financial commitments but they are somewhat more susceptible to adverse effects or changes in circumstances and economic conditions than insurers rated higher. S&P assigns an issuer credit rating to an entity which is an opinion on the creditworthiness of the obligor with respect to a specific financial obligation.
On December 2, 2016, S&P affirmed the financial strength ratings of Renaissance Reinsurance, DaVinci and Renaissance Reinsurance of Europe of “AA-“ and raised the financial strength rating on each of Renaissance Reinsurance U.S. and RenaissanceRe Specialty U.S. to “AA-“. At the same time, S&P revised its outlook on RenaissanceRe and its subsidiaries to negative from stable. In addition, S&P withdrew its ratings on RenaissanceRe Specialty Risks Ltd. and Platinum Underwriters Bermuda, Ltd. in connection with the October 1, 2016 merger of these entities into Renaissance Reinsurance, with Renaissance Reinsurance being the sole surviving entity.
On October 12, 2015, S&P affirmed Top Layer Re’s financial strength rating and issuer credit rating of “AA”. The outlook for this rating is stable.
In addition, S&P assesses companies’ ERM practices, which is an opinion on the many critical dimensions of risk management that determine overall creditworthiness. RenaissanceRe has been assigned an ERM rating of “Very Strong”, which is the highest rating assigned by S&P, and indicates that S&P believes RenaissanceRe has extremely strong capabilities to consistently identify, measure, and manage risk exposures and losses within RenaissanceRe’s predetermined tolerance guidelines. On December 2, 2016, S&P affirmed the ERM rating of RenaissanceRe of “Very Strong”.
Moody’s. Moody’s Insurance Financial Strength Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance companies rated “A1”, such as Renaissance Reinsurance, and companies rated “A3”, such as DaVinci, offer good financial security.
On November 25, 2015, Moody’s affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries and changed its outlook to stable, from negative. The stable outlook reflects Moody’s more positive view of the acquisition of Platinum, although concerns linger about reinsurance sector fundamentals.
Fitch. Fitch’s issuer financial strength ratings provide an assessment of the financial strength of an insurance organization. Fitch believes that insurance companies rated “A+”, such as Renaissance Reinsurance, have “Strong” capacity to meet policyholders and contract obligations on a timely basis with a low expectation of ceased or interrupted payments. Insurers rated “AA-“ by Fitch are believed to have a very low expectation of ceased or interrupted payments and very strong capital to meet policyholder obligations.
On August 10, 2016, Fitch affirmed the issuer financial strength rating of Renaissance Reinsurance at “A+”. The outlook for this rating is stable.
On November 25, 2014, following our announcement of RenaissanceRe’s intention to acquire Platinum, Fitch affirmed its ratings of RenaissanceRe and RenaissanceRe’s operating subsidiaries. The outlook is stable for these ratings.
Lloyd’s Overall Market Rating
A.M. Best, S&P and Fitch have each assigned an financial strength rating to the Lloyd’s overall market. The financial risks to policy holders of syndicates within the Lloyd’s market are partially mutualized through the Lloyd’s Central Fund, to which all underwriting members contribute. Because of the presence of the Lloyd’s Central Fund, and the current legal and regulatory structure of the Lloyd’s market, financial strength ratings on individual syndicates would not be particularly meaningful and in any event would not be lower than the financial strength rating of the Lloyd’s overall market.
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

Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.
Investments
The table below shows our invested assets:

At December 31,	2016		2015		Change
(in thousands, except percentages)
U.S. treasuries	$2,617,894	28.1%	$2,064,944	23.0%	$552,950
Agencies	90,972	1.0%	137,976	1.5%	(47,004)
Municipal	519,069	5.6%	583,282	6.5%	(64,213)
Non-U.S. government (Sovereign debt)	333,224	3.6%	334,981	3.7%	(1,757)
Non-U.S. government-backed corporate	133,300	1.4%	138,994	1.5%	(5,694)
Corporate	1,877,243	20.2%	2,055,323	22.9%	(178,080)
Agency mortgage-backed	462,493	5.0%	504,518	5.6%	(42,025)
Non-agency mortgage-backed	258,944	2.7%	270,763	3.0%	(11,819)
Commercial mortgage-backed	409,747	4.4%	561,496	6.2%	(151,749)
Asset-backed	188,358	2.0%	130,541	1.4%	57,817
Total fixed maturity investments, at fair value	6,891,244	74.0%	6,782,818	75.3%	108,426
Short term investments, at fair value	1,368,379	14.7%	1,208,401	13.4%	159,978
Equity investments trading, at fair value	383,313	4.1%	393,877	4.4%	(10,564)
Other investments, at fair value	549,805	5.9%	481,621	5.4%	68,184
Total managed investment portfolio	9,192,741	98.7%	8,866,717	98.5%	326,024
Investments in other ventures, under equity method	124,227	1.3%	132,351	1.5%	(8,124)
Total investments	$9,316,968	100.0%	$8,999,068	100.0%	$317,900

At December 31, 2016, we held investments totaling $9.3 billion, compared to $9.0 billion at December 31, 2015, with net unrealized appreciation included in accumulated other comprehensive income of $1.1 million at December 31, 2016, compared to $2.1 million at December 31, 2015. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
In addition to the information presented above and below, refer to “Note 5. Investments and Note 6. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of those investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments at short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, senior secured bank loan funds, hedge funds and other investments). At December 31, 2016, our portfolio of equity investments trading totaled $383.3 million, or 4.1%, of our total investments (2015 - $393.9 million or 4.4%) inclusive of our investment in Essent Group Ltd. of $183.4 million (2015 - $102.1 million) and Trupanion of $42.8 million (2015 - $26.9 million), and our portfolio of other investments totaled $549.8 million, or 5.9%, of our total investments (2015 - $481.6 million or 5.4%).
The following table summarizes the composition of our investment portfolio, including the amortized cost and fair value of our investment portfolio and the ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available, and the respective effective yield.

					Credit Rating (1)
December 31, 2016	Amortized Cost	Fair Value	% of Total Investment Portfolio	Weighted Average Effective Yield	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)
Short term investments	$1,368,379	$1,368,379	14.7%	0.7%	$1,353,946	$13,086	$367	$454	$249	$277
		100.0%			99.0%	1.0%	—%	—%	—%	—%
Fixed maturity investments
U.S. treasuries	2,635,282	2,617,894	28.1%	1.4%	—	2,617,894	—	—	—	—
Agencies	91,905	90,972	1.0%	2.0%	—	90,972	—	—	—	—
Municipal	524,559	519,069	5.6%	2.4%	120,851	268,519	89,017	40,682	—	—
Non-U.S. government (Sovereign debt)	342,108	333,224	3.6%	1.6%	275,624	31,811	14,303	11,486	—	—
Non-U.S. government-backed corporate	137,024	133,300	1.4%	1.5%	91,918	39,145	951	1,286	—	—
Corporate	1,868,125	1,877,243	20.2%	3.7%	45,861	151,147	523,273	492,092	639,363	25,507
Agency mortgage-backed	471,235	462,493	5.0%	2.9%	—	462,493	—	—	—	—
Non-agency mortgage-backed	252,829	258,944	2.7%	4.9%	10,501	20,052	6,768	19,294	198,105	4,224
Commercial mortgage-backed	409,682	409,747	4.4%	2.6%	330,801	68,959	7,155	2,832	—	—
Asset-backed	187,941	188,358	2.0%	2.3%	168,182	17,493	2,683	—	—	—
Total fixed maturity investments	6,920,690	6,891,244	74.0%	2.4%	1,043,738	3,768,485	644,150	567,672	837,468	29,731
		100.0%			15.2%	54.7%	9.3%	8.2%	12.2%	0.4%
Equity investments trading		383,313	4.1%		—	—	—	—	—	383,313
		100.0%			—%	—%	—%	—%	—%	100.0%
Other investments
Catastrophe bonds		335,209	3.6%		—	—	—	—	335,209	—
Private equity partnerships		191,061	2.1%		—	—	—	—	—	191,061
Senior secured bank loan funds		22,040	0.2%		—	—	—	—	—	22,040
Hedge funds		1,495	—%		—	—	—	—	—	1,495
Total other investments		549,805	5.9%		—	—	—	—	335,209	214,596
		100.0%			—%	—%	—%	—%	61.0%	39.0%
Investments in other ventures		124,227	1.3%		—	—	—	—	—	124,227
		100.0%			—%	—%	—%	—%	—%	100.0%
Total investment portfolio		$9,316,968	100.0%		$2,397,684	$3,781,571	$644,517	$568,126	$1,172,926	$752,144
		100.0%			25.7%	40.6%	6.9%	6.1%	12.6%	8.1%

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

Fixed Maturity Investments and Short Term Investments
At December 31, 2016, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2015 – AA) and a weighted average effective yield of 2.1% (2015 – 2.2%). At December 31, 2016, our non-investment grade and not rated fixed maturity investments totaled $867.2 million or 12.6% of our fixed maturity investments (2015 - $723.6 million or 10.7%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2016, the funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities totaled $357.2 million (2015 – $264.5 million).
At December 31, 2016, we had $1,368.4 million of short term investments (2015 – $1,208.4 million). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value.
The duration of our fixed maturity investments and short term investments at December 31, 2016 was 2.4 years (2015 – 2.3 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
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

•
Our investments in certain tax-exempt municipal fixed income securities are subject to the risk that the U.S. Government could limit or materially alter the current tax exemption on these securities and future new issuances. While the potential reduction or loss of such tax exemption would likely lead to increased yields on newly issued municipal fixed income securities in the long term, we would also expect to see a decrease in the fair value of our municipal fixed income securities portfolio in the short term.

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

At December 31, 2016
(in thousands)
Issuer	Total	Short term investments	Fixed maturity investments
Goldman Sachs Group Inc.	$42,179	$—	$42,179
JP Morgan Chase & Co.	41,919	—	41,919
Morgan Stanley	40,262	—	40,262
Bank of America Corp.	36,056	—	36,056
Wells Fargo & Co.	34,785	—	34,785
HSBC Holdings PLC	21,323	—	21,323
Royal Bank of Canada	19,404	—	19,404
Credit Suisse Group AG	19,193	—	19,193
PNC Financial Services Group Inc.	18,896	—	18,896
Citigroup Inc.	17,777	—	17,777
Total (1)	$291,794	$—	$291,794

(1)	Excludes non-U.S. government-backed corporate fixed maturity investments, reverse repurchase agreements and commercial paper, at fair value.
Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

At December 31,	2016	2015	Change
(in thousands)
Financials	$275,065	$193,716	$81,349
Communications and technology	36,770	65,833	(29,063)
Industrial, utilities and energy	30,303	51,168	(20,865)
Consumer	20,501	40,918	(20,417)
Healthcare	17,245	36,148	(18,903)
Basic materials	3,429	6,094	(2,665)
Total	$383,313	$393,877	$(10,564)

We have a diversified public equity securities mandate with a third party investment manager which currently comprises a portion of our investments included in equity investments trading. In addition, we internally manage a number of strategic public equity investments, principally included in the financials category of our equity investments trading, and at December 31, 2016 included $183.4 million (2015 - $102.1 million) related to our investment in Essent and $42.8 million (2015 - $26.9 million) related to our investment in Trupanion. It is possible our equity allocation will increase in the future, and it could, from time to time, have a material effect on our financial results for the reasonably foreseeable future.

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2016	2015	Change
(in thousands)
Catastrophe bonds	$335,209	$241,253	$93,956
Private equity partnerships	191,061	214,848	(23,787)
Senior secured bank loan funds	22,040	23,231	(1,191)
Hedge funds	1,495	2,289	(794)
Total other investments	$549,805	$481,621	$68,184

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of our fund investments, which principally include private equity funds, senior secured bank loan funds and hedge funds, is recorded on our balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term. Certain of our fund managers, fund administrators, or both, are unable to provide final fund valuations as of our current reporting date. The typical reporting lag experienced by us to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity funds, although, in the past, in respect of certain of our private equity funds, we have on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, as well as estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us, as a change in estimate. Included in net investment income for the year ended December 31, 2016 is a loss of $3.4 million (2015 - loss of $2.5 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications.
We have committed capital to private equity partnerships and other entities of $794.2 million, of which $554.7 million has been contributed at December 31, 2016. Our remaining commitments to these funds at December 31, 2016 totaled $249.4 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2016			2015
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$19,286	$50,000	25.0%	$19,155
Tower Hill	10,000	32.3%	21,590	10,000	31.3%	19,981
Tower Hill Re	4,250	25.0%	2,903	4,250	25.0%	4,136
Tower Hill Signature	500	25.0%	9,085	500	25.0%	7,315
Total Tower Hill Companies	64,750		52,864	64,750		50,587
Top Layer Re	65,375	50.0%	60,360	65,375	50.0%	68,936
Other	23,923	41.8%	11,003	23,607	43.5%	12,828
Total investments in other ventures, under equity method	$154,048		$124,227	$153,732		$132,351

Except for Top Layer Re, the equity in earnings of the Tower Hill Companies and our other category of investments in other ventures are reported one quarter in arrears.
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
Off-Balance Sheet and Special Purpose Entity Arrangements
At December 31, 2016, we had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
In the normal course of our business, we are a party to a variety of contractual obligations and these are considered by us when assessing our liquidity requirements.
The table below shows our contractual obligations:

At December 31, 2016	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
3.700% Senior Notes due 2025	$391,564	$11,100	$22,200	$22,200	$336,064
5.75% Senior Notes due 2020	296,043	14,375	28,750	252,918	—
Series B 7.50% Senior Notes due 2017	257,800	257,800	—	—	—
4.750% Senior Notes due 2025 (DaVinciRe)	209,964	7,125	14,250	14,250	174,339
Total long term debt obligations	1,155,371	290,400	65,200	289,368	510,403
Private equity and investment commitments (2)	249,442	249,442	—	—	—
Operating lease obligations	34,551	7,553	13,237	8,942	4,819
Capital lease obligations	30,836	3,017	5,200	5,322	17,297
Payable for investments purchased	305,714	305,714	—	—	—
Reserve for claims and claim expenses (3)	2,848,294	774,303	888,166	478,982	706,843
Total contractual obligations	$4,624,208	$1,630,429	$971,803	$782,614	$1,239,362

(1)	Includes contractual interest payments.

(2)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(3)
We caution that the information provided above related to estimated future payment dates of our reserves for claims and claim expenses is not prepared or utilized for internal purposes and we currently do not estimate the future payment dates of claims and claim expenses. Because of the nature of the coverages we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. We have based our estimates of future claim payments upon benchmark industry payment patterns, drawing upon available relevant sources of loss and allocated loss adjustment expense development data. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

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
CURRENT OUTLOOK
Property Exposed Market Developments
Over the past several years, notwithstanding the occurrence of a number of significant loss events, including Storm Sandy in 2012, one of the most significant insured losses on record, and the increased frequency of severe weather events from 2013 through 2016 in many high-insurance-penetration regions, including the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew, the global property catastrophe insurance and reinsurance markets have manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions has not grown at the pace of this growth in available capital. During the January 2017 property catastrophe reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, recent loss impacted treaties and contracts. We continue to expect the supply of capital to outpace any growth of demand, and we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
Accordingly, although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of property-exposed reinsurance business. While we will strive to maintain a high level of net portfolio quality, we cannot assure you we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels we find acceptable, or will be characterized by contractual terms and conditions we do not find to be acceptable, absent the advent of significant new developments. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you we will do so. To the extent we increase our aggregate retrocessional purchases, absent the occurrence of loss activity covered by such retrocessions, our net income for the period will decrease to reflect the cost of such cessions, and we cannot assure you we will obtain commensurate value from factors such as potentially enhanced client acceptance, stability of our ratings, liquidity or otherwise.

Casualty and Specialty Exposed Market Developments
In the markets in which our Casualty and Specialty segment operates, we continue to expect casualty insurance and reinsurance capacity to remain abundant during 2017. Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market overall reflects a soft pricing environment and we believe that prevailing terms and conditions in the casualty market are such that many programs and treaties do not meet our pricing standards. However, we also believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers and that we are well positioned to compete for business we do find attractive, with strong ratings, an expanded product offering, and increased U.S. market presence. For example, market demand for protection in financial lines, particularly in respect of mortgage reinsurance, has grown in recent periods, contributing to our recent specialty and casualty growth. However, we cannot assure that these dynamics will continue or that any overall market increase in demand will indeed materialize. Specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. Furthermore, we intend to seek to maintain strong underwriting discipline and in light of prevailing market conditions cannot provide assurance we will succeed in growing or maintaining our current combined in-force book of business.
General Economic Conditions
Underlying economic conditions in several of the key markets we serve were generally stable or healthy in 2016. It is possible that some of our core markets, including the U.S., could experience further increases in economic growth, interest rates and inflation. These developments in turn could affect the markets we serve in multiple ways, both positively and negatively. However, overall economic performance and future outlook was impacted by significant geopolitical developments during 2016, including the U.S. federal elections and Brexit. We expect a period of uncertainty to continue, and that many of the key markets we serve may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of political instability in the Middle East, Ukraine, Russia; and potentially other jurisdictions. While we believe that in general, the overall macroeconomic environment might be more favorable in 2017 than in past years, we continue to believe that meaningful risk remains for continued economic weakness or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a period of economic weakness could adversely impact our financial position or results of operations. In addition, during a period of economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
Moreover, we continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would, among other things, cause costs related to our claims and claim expenses to increase, and impact the performance of our investment portfolio.  The onset, duration and severity of an inflationary period cannot be estimated with precision.
These economic conditions impact the risk-adjusted attractiveness and absolute returns and yields of our investment portfolio. In addition, our underwriting activities can be impacted, in particular our specialty and casualty reinsurance and Lloyd’s portfolios, each of which can be exposed to risks arising from economic weakness or dislocations, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business.
The sustained and continuing environment of low interest rates, as compared to past periods, has lowered the yields at which we invest our assets.  However, many market observers have come to forecast the prospect of higher interest rates, potentially returning to more historical levels over time. Accordingly, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio may be favorably impacted by an increasing interest rate environment. Although, such an increase in prevailing interest rates can contribute to higher realized and unrealized losses associated with our currently invested assets in the near term. While it is possible yields will improve in future periods, we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.
Legislative and Regulatory Update
In June 2016, U.S. House of Representatives leadership released a Tax Reform Task Force Blueprint which, among other things, recommended the U.S. move to a consumption or destination-based tax system and adopt corresponding border adjustments taxing imports. During the first quarter of 2017, the House Ways and Means Committee has explored adopting the concepts of the Tax Reform Task Force Blueprint into law. If adopted comprehensively as contemplated by the Tax Reform Task Force Blueprint these proposals could materially adversely impact the insurance and reinsurance industry and our own results of operations. In particular, the enactment of such legislation could substantially decrease the exportability of risk and reduce our access to capital and business as a whole. Such legislation may also result in increased prices for our products and services, which could cause a decrease in demand for these products and services. It is also possible that border adjustments could result in retaliatory actions by other countries.
There are many other comprehensive tax reform proposals being discussed in Congress and by the Trump administration. For example, it is possible that past proposals could return that would limit or deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates. It is also possible that consideration could be given to past proposals in respect of PFIC rules previously introduced by, at various times, prior House Ways and Means Chairman Dave Camp or then Senate Finance Committee Chairman Ron Wyden. In general, such changes, if adopted as drafted, would increase taxation of certain activities and structures in our industry. Tax reform proposals remain at an early stage and are subject to very significant uncertainty. At this time we are unable to predict the final form that any legislation would take, or the ultimate impact on our business and results of operations.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In March 2014, the U.S. Congress passed the Grimm-Waters Act, which amends, delays or defers some of the provisions of Biggert-Waters Bill. Among other things, the Grimm-Waters Act reverts back to exempting “grandfathered” policies from rate increases that might otherwise have been applied upon the approval of updated flood maps, introduces certain caps on the rate of premium increases even where actuarially indicated; eliminates certain provisions which provided for accelerated rate adequacy on the sale of covered properties; and introduces policy surcharges of $25 for residences and $250 for commercial properties near-term. We believe that the passage of the Grimm-Waters Act had an adverse impact on near term prospects for increased U.S. private flood insurance demand, the stability of the NFIP and the primary insurers that produce policies for the NFIP or offer private coverages. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which could, over time, support the growth of such demand, albeit at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences.
In January 2017, FEMA announced that, acting under authority contemplated by the Biggert-Waters Bill, it had secured reinsurance protection for the NFIP effective January 1, 2017 through January 1, 2018. Under the agreement, participating reinsurers agreed to indemnify FEMA for flood claims on an occurrence basis; the layer is structured to cover 26% of losses between $4 billion and $8 billion. It is possible this program will continue in future periods and may encourage other U.S. federal programs to explore private market risk transfer initiatives; however, we cannot assure you that any such developments will in fact occur, or that if they do transpire we will succeed in participating.
In March 2016, the House Committee on Financial Services unanimously approved H.R. 2901, the Flood Insurance Market Parity and Modernization Act, which would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. The bill also would direct FEMA to consider policy holders who drop a NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that such legislation could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, we cannot assure you that such legislation will indeed be enacted or that such benefits will be recognized if it is.
In 2007, the state of Florida enhanced the authority of the FHCF to offer coverage at below-market rates and expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In succeeding years, Florida legislation has allowed Citizens to increase rates and cut back support for the FHCF. The rate increases and cut back on coverage by the FHCF and Citizens have supported, over this period, a relatively increased role for private insurers in Florida, a market in which we have established substantial market share.

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
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk. Our policies to address these risks in 2016 were not materially different than those used in 2015.
Our guidelines permit investments in derivative instruments such as futures, forward contracts, options, swap agreements and other derivative contracts which may be used to assume risk or for hedging purposes. Refer to “Note 19. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to derivatives we have entered into.
Interest Rate Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio includes fixed maturity investments and short term investments, whose fair values will fluctuate with changes in interest rates. Our liabilities are accrued at a static rate in accordance with GAAP. However, we consider our liabilities, namely our net claims and claims expenses, to have an economic exposure to inflation and interest rate risk. As a result, we are exposed to interest rate risk with respect to our overall net asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate.
We may utilize derivative instruments via an interest rate overlay strategy, for example, to manage or optimize our duration and curve exposures. In addition, we attempt to maintain adequate liquidity in our fixed maturity investments portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events.

The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investment and short term investments portfolio for the years indicated:

	Interest Rate Shift in Basis Points
At December 31, 2016	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$8,468,836	$8,363,659	$8,259,623	$8,156,725	$8,054,968
Net increase (decrease) in fair value	$209,213	$104,036	$—	$(102,898)	$(204,655)
Percentage change in fair value	2.5%	1.3%	—%	(1.2)%	(2.5)%

	Interest Rate Shift in Basis Points
At December 31, 2015	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$8,213,329	$8,101,697	$7,991,219	$7,881,894	$7,773,723
Net increase (decrease) in fair value	$222,110	$110,478	$—	$(109,325)	$(217,496)
Percentage change in fair value	2.8%	1.4%	—%	(1.4)%	(2.7)%

As noted above, we use derivative instruments, namely interest rate futures within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2016, we had $1,208.3 million of notional long positions and $727.9 million of notional short positions of primarily Eurodollar, U.S. Treasury and non-U.S. dollar futures contracts (2015 - $1,012.5 million and $1,115.9 million, respectively). Refer to “Note 19. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to interest rate futures entered into by us. The aggregate hypothetical impact of an immediate upward parallel shift in the treasury yield curve of 100 basis points would be a decrease in the market value of our net position in these derivatives of approximately $2.8 million at December 31, 2016. Conversely, the aggregate hypothetical impact of an immediate downward parallel shift in the treasury yield curve of 100 basis points would be an increase in the market value of our net position in these derivatives of approximately $4.1 million at December 31, 2016. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
Foreign Currency Risk
Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates, with the exception of non-monetary assets and liabilities, are recognized in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures noted below, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. Refer to “Note 19. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into. We may determine to not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility of our results of operations.

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
Investment Portfolio
Our investment operations are exposed to currency fluctuations through our investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. To economically hedge our exposure to currency fluctuations from these investments, we have entered into foreign currency forward contracts. In certain instances, we may assume foreign exchange risk as part of our investment strategy. Unrealized foreign exchange gains or losses arising from non-U.S. dollar investments classified as available for sale are recorded in accumulated other comprehensive income. Realized and unrealized foreign exchange gains or losses from the sale of our non-U.S. dollar fixed maturity investments trading and other investments, and foreign exchange gains or losses associated with our hedging of these non-U.S. dollar investments are recorded in net foreign exchange (losses) gains in our consolidated statements of operations. In the future, we may choose to increase our exposure to non-U.S. dollar investments.
The following tables summarize the principal currencies creating foreign exchange risk for us and our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2016	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$1,049	$42,164	$(39,844)	$18,424	$(14,248)	$(23,723)	$(6,989)	$(23,167)
Net foreign currency derivatives notional amounts	(465)	(34,877)	67,662	(16,636)	26,200	22,668	(2,232)	62,320
Total net foreign currency exposure	$584	$7,287	$27,818	$1,788	$11,952	$(1,055)	$(9,221)	$39,153
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	—%	0.1%	0.6%	—%	0.2%	—%	(0.2)%	0.8%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(58)	$(729)	$(2,782)	$(179)	$(1,195)	$106	$922	$(3,915)

At December 31, 2015	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$19,707	$20,885	$(2,861)	$27,450	$(1,789)	$(59,223)	$(9,000)	$(4,831)
Net foreign currency derivatives notional amounts	(34,766)	(18,583)	(9,659)	(37,107)	(83)	54,150	4,963	(41,085)
Total net foreign currency exposure	$(15,059)	$2,302	$(12,520)	$(9,657)	$(1,872)	$(5,073)	$(4,037)	$(45,916)
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.3)%	—%	(0.3)%	(0.2)%	—%	(0.1)%	(0.1)%	(1.0)%
Impact of a hypothetical 10% change in total net foreign currency exposure	$1,506	$(230)	$1,252	$966	$187	$507	$404	$4,592

Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are primarily exposed to direct credit risk within our portfolios of fixed maturity and short term investments, and through customers and reinsurers in the form of premiums receivable and reinsurance recoverables, respectively, as discussed below.
Fixed Maturity Investments and Short Term Investments
Credit risk related to our fixed maturity investments and short term investments is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity investments and short term investments through the credit research performed primarily by the investment management service providers and our evaluation of these investment managers adherence to investment mandates provided to them. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by the Investment and Risk Management Committee of our Board of Directors. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. At December 31, 2016, our invested asset portfolio had a dollar weighted average rating of AA (2015 - AA). In addition, we limit the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of our investments exceeded 10% of shareholders’ equity at December 31, 2016.

The following table summarizes the ratings of our fixed maturity investments and short term investments (using ratings assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available) as a percentage of total fixed maturity investments and short term investments as of the dates indicated:

At December 31,	2016	2015

AAA	29.0%	26.7%
AA	45.8%	44.8%
A	7.8%	9.8%
BBB	6.9%	9.6%
Non-investment grade	10.1%	8.6%
Not rated	0.4%	0.5%
Total	100.0%	100.0%

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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investments and short term investments portfolio for the years indicated:

	Credit Spread Shift in Basis Points
At December 31, 2016	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$8,415,929	$8,337,776	$8,259,623	$8,181,470	$8,103,317
Net increase (decrease) in fair value	$156,306	$78,153	$—	$(78,153)	$(156,306)
Percentage change in fair value	1.9%	0.9%	—%	(0.9)%	(1.9)%

	Credit Spread Shift in Basis Points
At December 31, 2015	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$8,164,940	$8,078,079	$7,991,219	$7,904,359	$7,817,498
Net increase (decrease) in fair value	$173,721	$86,860	$—	$(86,860)	$(173,721)
Percentage change in fair value	2.2%	1.1%	—%	(1.1)%	(2.2)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2016, we had outstanding credit derivatives of $Nil in notional long positions and $75.2 million in notional short positions, denominated in U.S. dollars (2015 - $Nil and $46.1 million, respectively). Refer to “Note 19. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to credit derivatives entered into by us. The aggregate hypothetical market value impact from an immediate upward shift in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $4.9 million at December 31, 2016. Conversely, the aggregate hypothetical market value impact from an immediate downward shift in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $1.2 million at December 31, 2016. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.
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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. As detailed in the table below, we are directly exposed to this risk through our investment in equity investments trading which are traded on nationally recognized stock exchanges; and indirectly exposed to this risk through our investments in: private equity partnerships whose exit strategies often depend on the equity markets; certain hedge funds that have net long equity positions; and other ventures, under equity method. The following table summarizes a hypothetical 10% increase and decline in the carrying value of our equity investments trading, private equity partnerships, hedge funds and investments in other ventures, under equity method, holding all other factors constant, at the dates indicated:

At December 31,	2016	2015
(in thousands, except for percentages)
Equity investments trading, at fair value	$383,313	$393,877
Private equity investments, at fair value	191,061	214,848
Investments in other ventures, under equity method	124,227	132,351
Hedge funds, at fair value	1,495	2,289
Total carrying value of investments exposed to equity price risk	$700,096	$743,365

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$70,010	$74,337
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(70,010)	$(74,337)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15(a) of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and to reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.
Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
There are inherent limitations to the effectiveness of any controls. Our Board of Directors and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Further, we believe that the design of controls must reflect appropriate resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in controls, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within RenaissanceRe have been detected.
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that RenaissanceRe internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young Ltd., the independent registered public accountants who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2016 and their attestation report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.:
We have audited RenaissanceRe Holdings Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). RenaissanceRe Holdings Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RenaissanceRe Holdings Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of RenaissanceRe Holdings Ltd. and Subsidiaries and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 22, 2017
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on May 17, 2017 (our “Proxy Statement”). We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.
We have adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. The Code of Ethics is available free of charge on our website www.renre.com. We will also provide a printed version of the Code of Ethics to any shareholder who requests it. We intend to disclose any amendments to our Code of Ethics by posting such information on our website. Any waivers of our Code of Ethics applicable to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and other persons who perform similar functions will be disclosed on our website or by filing a Form 8-K, as required.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item relating to executive compensation is incorporated herein by reference to information included in our Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to information included in our Proxy Statement.
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
Exhibits
See the Exhibit Index immediately following the Schedules to Consolidated Financial Statements of RenaissanceRe Holdings Ltd. in this Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 22, 2017	RENAISSANCERE HOLDINGS LTD.
/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2017
Kevin J. O’Donnell

/s/ Robert Qutub	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2017
Robert Qutub

/s/ James C. Fraser	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2017
James C. Fraser

/s/ James L. Gibbons	Non-Executive Chair of the Board of Directors	February 22, 2017
James L. Gibbons

/s/ David C. Bushnell	Director	February 22, 2017
David C. Bushnell

/s/ Brian G. J. Gray	Director	February 22, 2017
Brian G. J. Gray

/s/ William F. Hagerty IV	Director	February 22, 2017
William F. Hagerty IV

/s/ Jean D. Hamilton	Director	February 22, 2017
Jean D. Hamilton

/s/ Henry Klehm, III	Director	February 22, 2017
Henry Klehm, III

/s/ Ralph B. Levy	Director	February 22, 2017
Ralph B. Levy

/s/ Carol P. Sanders	Director	February 22, 2017
Carol P. Sanders

/s/ Anthony M. Santomero	Director	February 22, 2017
Anthony M. Santomero

/s/ Edward J. Zore	Director	February 22, 2017
Edward J. Zore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RenaissanceRe Holdings Ltd. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RenaissanceRe Holdings Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 22, 2017

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2016 and 2015
(in thousands of United States Dollars, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
Fixed maturity investments trading, at fair value - amortized cost $6,920,690 at December 31, 2016 (2015 - $6,825,877) (Notes 5 and 6)	$6,891,244	$6,765,005
Fixed maturity investments available for sale, at fair value - amortized cost $Nil at December 31, 2016 (2015 - $15,943) (Notes 5 and 6)	—	17,813
Short term investments, at fair value (Notes 5 and 6)	1,368,379	1,208,401
Equity investments trading, at fair value (Notes 5 and 6)	383,313	393,877
Other investments, at fair value (Notes 5 and 6)	549,805	481,621
Investments in other ventures, under equity method (Note 5)	124,227	132,351
Total investments	9,316,968	8,999,068
Cash and cash equivalents	421,157	506,885
Premiums receivable	987,323	778,009
Prepaid reinsurance premiums (Note 7)	441,260	230,671
Reinsurance recoverable (Notes 7 and 8)	279,564	134,526
Accrued investment income	38,076	39,749
Deferred acquisition costs	335,325	199,380
Receivable for investments sold	105,841	220,834
Other assets	175,382	181,011
Goodwill and other intangible assets (Note 4)	251,186	265,154
Total assets	$12,352,082	$11,555,287
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$2,848,294	$2,767,045
Unearned premiums	1,231,573	889,102
Debt (Note 9)	948,663	960,495
Reinsurance balances payable	673,983	523,974
Payable for investments purchased	305,714	391,378
Other liabilities	301,684	245,145
Total liabilities	6,309,911	5,777,139
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests (Note 10)	1,175,594	1,045,964
Shareholders’ Equity (Note 12)
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2016 (2015 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 41,187,413 shares issued and outstanding at December 31, 2016 (2015 – 43,701,064)	41,187	43,701
Additional paid-in capital	216,558	507,674
Accumulated other comprehensive income	1,133	2,108
Retained earnings	4,207,699	3,778,701
Total shareholders’ equity attributable to RenaissanceRe	4,866,577	4,732,184
Total liabilities, noncontrolling interests and shareholders’ equity	$12,352,082	$11,555,287
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2016, 2015, and 2014
(in thousands of United States Dollars, except per share amounts)

	2016	2015	2014
Revenues
Gross premiums written	$2,374,576	$2,011,310	$1,550,572
Net premiums written (Note 7)	$1,535,312	$1,416,183	$1,068,236
Increase in unearned premiums	(131,882)	(15,632)	(5,820)
Net premiums earned (Note 7)	1,403,430	1,400,551	1,062,416
Net investment income (Note 5)	181,726	152,567	124,316
Net foreign exchange (losses) gains	(13,788)	(3,051)	6,260
Equity in earnings of other ventures (Note 5)	963	20,481	26,075
Other income (loss)	14,178	13,472	(423)
Net realized and unrealized gains (losses) on investments (Note 5)	141,328	(68,918)	41,433
Total revenues	1,727,837	1,515,102	1,260,077
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	530,831	448,238	197,947
Acquisition expenses	289,323	238,592	144,476
Operational expenses	197,749	219,112	190,639
Corporate expenses	37,402	76,514	22,749
Interest expense (Note 9)	42,144	36,270	17,402
Total expenses	1,097,449	1,018,726	573,213
Income before taxes	630,388	496,376	686,864
Income tax (expense) benefit (Note 15)	(340)	45,866	(608)
Net income	630,048	542,242	686,256
Net income attributable to redeemable noncontrolling interests (Note 10)	(127,086)	(111,050)	(153,538)
Net income attributable to RenaissanceRe	502,962	431,192	532,718
Dividends on preference shares (Note 12)	(22,381)	(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders	$480,581	$408,811	$510,337
Net income available to RenaissanceRe common shareholders per common share – basic (Note 13)	$11.50	$9.36	$12.77
Net income available to RenaissanceRe common shareholders per common share – diluted (Note 13)	$11.43	$9.28	$12.60
Dividends per common share (Note 12)	$1.24	$1.20	$1.16

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016, 2015 and 2014
(in thousands of United States Dollars)

	2016	2015	2014
Comprehensive income
Net income	$630,048	$542,242	$686,256
Change in net unrealized gains on investments	(975)	(1,308)	(715)
Comprehensive income	629,073	540,934	685,541
Net income attributable to redeemable noncontrolling interests	(127,086)	(111,050)	(153,538)
Comprehensive income attributable to redeemable noncontrolling interests	(127,086)	(111,050)	(153,538)
Comprehensive income attributable to RenaissanceRe	$501,987	$429,884	$532,003
Disclosure regarding net unrealized gains
Total net realized and unrealized holding gains (losses) on investments	$403	$(982)	$(715)
Net realized gains on fixed maturity investments available for sale	(1,378)	(326)	—
Change in net unrealized gains on investments	$(975)	$(1,308)	$(715)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2016, 2015 and 2014
(in thousands of United States Dollars)

	2016	2015	2014
Preference shares
Balance – January 1	$400,000	$400,000	$400,000
Balance – December 31	400,000	400,000	400,000
Common shares
Balance – January 1	43,701	38,442	43,646
Issuance of shares	—	7,435	—
Repurchase of shares	(2,741)	(2,473)	(5,355)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	227	297	151
Balance – December 31	41,187	43,701	38,442
Additional paid-in capital
Balance – January 1	507,674	—	—
Issuance of shares	—	754,384	—
Repurchase of shares	(306,693)	(257,401)	(11,702)
Change in redeemable noncontrolling interest	(1,655)	(762)	1,274
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	17,232	11,453	10,428
Balance – December 31	216,558	507,674	—
Accumulated other comprehensive income
Balance – January 1	2,108	3,416	4,131
Change in net unrealized gains on investments	(975)	(1,308)	(715)
Balance – December 31	1,133	2,108	3,416
Retained earnings
Balance – January 1	3,778,701	3,423,857	3,456,607
Net income	630,048	542,242	686,256
Net income attributable to redeemable noncontrolling interests (Note 10)	(127,086)	(111,050)	(153,538)
Repurchase of shares	—	—	(497,175)
Dividends on common shares	(51,583)	(53,967)	(45,912)
Dividends on preference shares	(22,381)	(22,381)	(22,381)
Balance – December 31	4,207,699	3,778,701	3,423,857
Total shareholders’ equity	$4,866,577	$4,732,184	$3,865,715

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014
(in thousands of United States Dollars)

	2016	2015	2014
Cash flows provided by operating activities
Net income	$630,048	$542,242	$686,256
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	29,304	18,179	47,771
Equity in undistributed losses (earnings) of other ventures	5,504	(10,087)	(19,990)
Net realized and unrealized (gains) losses on investments	(141,328)	68,918	(41,433)
Net unrealized (gains) losses included in net investment income	(11,542)	13,549	1,393
Net unrealized losses included in other income (loss)	—	426	1,612
Change in:
Premiums receivable	(209,314)	(105,281)	34,080
Prepaid reinsurance premiums	(210,589)	(128,410)	(28,678)
Reinsurance recoverable	(145,038)	(64,104)	34,331
Deferred acquisition costs	(135,945)	(89,241)	(28,375)
Reserve for claims and claim expenses	81,249	(43,310)	(151,220)
Unearned premiums	342,471	144,040	34,498
Reinsurance balances payable	150,009	64,924	161,558
Other	85,000	2,892	(71,146)
Net cash provided by operating activities	469,829	414,737	660,657
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	8,102,514	9,481,742	7,682,573
Purchases of fixed maturity investments trading	(8,282,720)	(9,683,068)	(7,639,178)
Proceeds from sales and maturities of fixed maturity investments available for sale	17,692	8,688	7,088
Net sales (purchases) of equity investments trading	184,788	(147,558)	(20,003)
Net (purchases) sales of short term investments	(118,617)	669,116	45,023
Net (purchases) sales of other investments	(68,589)	15,843	59,120
Net (purchases) sales of investments in other ventures	—	(10,150)	1,030
Net sales of other assets	400	4,500	6,000
Net purchase of Platinum	—	(678,152)	—
Net cash (used in) provided by investing activities	(164,532)	(339,039)	141,653
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(51,583)	(53,967)	(45,912)
Dividends paid – preference shares	(22,381)	(22,381)	(22,381)
RenaissanceRe common share repurchases	(309,434)	(259,874)	(514,678)
Issuance of debt	—	445,589	—
Net third party redeemable noncontrolling interest share transactions	(2,990)	(193,032)	(111,707)
Net cash used in financing activities	(386,388)	(83,665)	(694,678)
Effect of exchange rate changes on foreign currency cash	(4,637)	(10,732)	9,920
Net (decrease) increase in cash and cash equivalents	(85,728)	(18,699)	117,552
Cash and cash equivalents, beginning of year	506,885	525,584	408,032
Cash and cash equivalents, end of year	$421,157	$506,885	$525,584
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

•
Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), a Bermuda-domiciled reinsurance company, is the Company’s principal reinsurance subsidiary and provides property and casualty and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis. Effective October 1, 2016, each of Renaissance Reinsurance Specialty Risks Ltd. (“RenaissanceRe Specialty Risks”) and Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) merged into Renaissance Reinsurance, with Renaissance Reinsurance being the sole surviving entity.

•	Renaissance Reinsurance U.S. is a reinsurance company domiciled in the state of Maryland that provides property and casualty and specialty reinsurance coverages to insurers and reinsurers, primarily in the Americas.

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

•
The Company also manages property, casualty and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s financial statements. Redeemable noncontrolling interest – DaVinciRe represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•
RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance based investment instruments that have returns primarily tied to property catastrophe risk. Third party investors have subscribed for the majority of the participating, non-voting common shares of Medici. Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of Medici, the results of Medici are consolidated in the Company’s financial statements and all significant inter-company transactions have been eliminated. Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.

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

•
Effective November 13, 2014, the Company incorporated RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is an investment company and is considered a VIE. The Company is not considered the primary beneficiary of Upsilon Fund and, as a result, the Company does not consolidate the financial position and results of operations of Upsilon Fund.

•
Effective November 7, 2016, Fibonacci Reinsurance Ltd. ("Fibonacci Re"), a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raised capital from third party investors and the Company, via a private placement of participating notes which are listed on the Bermuda Stock Exchange. Fibonacci Re is considered a VIE. The Company is not considered the primary beneficiary of Fibonacci Re and, as a result, the Company does not consolidate the financial position and results of operations of Fibonacci Re.

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
CLAIMS AND CLAIM EXPENSES
The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves and other reserve estimates reported by insureds and ceding companies as well as management estimates of ultimate losses. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. Also, during the past few years, the Company has increased its casualty and specialty reinsurance businesses, but does not have the benefit of a significant amount of its own historical experience in certain of these lines of business. Accordingly, the reserving for incurred losses in these lines of business could be subject to greater variability.
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
INVESTMENTS, CASH AND CASH EQUIVALENTS
Fixed Maturity Investments
Investments in fixed maturities are classified as trading or available for sale and are reported at fair value. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a receivable for investments sold or a payable for investments purchased. Net investment income includes interest and dividend income together with amortization of market premiums and discounts and is net of investment management and custody fees. The amortization of premium and accretion of discount for fixed maturity securities is computed using the effective yield method. For mortgage-backed securities and other holdings for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments. Fair values of investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. The net unrealized appreciation or depreciation on fixed maturity investments trading is included in net realized and unrealized gains (losses) on investments in the consolidated statements of operations. The net unrealized appreciation or depreciation on fixed maturity investments available for sale is included in accumulated other comprehensive income. Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and, for fixed maturity investments available for sale, include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary.
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
Equity Investments, Classified as Trading
Equity investments are accounted for at fair value in accordance with FASB ASC Topic Financial Instruments. Fair values are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. Net investment income includes dividend income and the net realized and unrealized appreciation or depreciation on equity investments is included in net realized and unrealized gains (losses) on investments in the consolidated statements of operations.
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic Financial Instruments with interest, dividend income, income distributions and realized and unrealized gains and losses included in net investment income. The fair value of certain of the Company’s fund investments, which principally include private equity funds, senior secured bank loan funds and hedge funds, is recorded on its balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Certain of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. The typical reporting lag experienced by the Company to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity funds, although, in the past, in respect of certain of the Company’s private equity funds, the Company has on occasion experienced delays of up to six months at year end, as the private equity funds typically complete their respective year-end audits before releasing their final net asset value statements.
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
Investments in Other Ventures, Under Equity Method
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
NONCONTROLLING INTERESTS
The Company accounts for redeemable noncontrolling interests in the mezzanine section of the Company’s consolidated balance sheet in accordance with United States Securities and Exchange Commission (“SEC”) guidance which is applicable to SEC registrants. The SEC guidance requires shares, not required to be accounted for in accordance with FASB ASC Topic Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer, to be classified outside of permanent equity in the mezzanine section of the balance sheet. Because the share classes related to the redeemable noncontrolling interest portion of the issuer are not considered liabilities in accordance with FASB ASC Topic Distinguishing Liabilities from Equity and have redemption features that are not solely within the control of the issuer, the redeemable noncontrolling interests are presented in the mezzanine section on the Company’s consolidated balance sheet in accordance with the SEC guidance noted above. The SEC guidance does not impact the accounting for redeemable noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FASB ASC Topic Consolidation with respect to the consolidated statements of operations still apply, and net income attributable to redeemable noncontrolling interests is presented separately in the Company’s consolidated statements of operations.
VARIABLE INTEREST ENTITIES
The Company accounts for VIEs in accordance with FASB ASC Topic Consolidation, which requires the consolidation of all VIEs by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and that will absorb a portion of the VIE’s expected losses or residual returns that could potentially be significant to the VIE. For VIEs the Company determines it has a variable interest in, it determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.
EARNINGS PER SHARE
The Company calculates earnings per share in accordance with FASB ASC Topic Earnings per Share. Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants.
The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e., distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to its employees is considered a participating security and the Company uses the two-class method to calculate its net income available to RenaissanceRe common shareholders per common share – basic and diluted.
FOREIGN EXCHANGE
The Company’s functional currency is the U.S. dollar. Revenues and expenses denominated in foreign currencies are revalued at the prevailing exchange rate at the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at exchange rates in effect at the balance sheet date, which may result in the recognition of exchange gains or losses which are included in the determination of net income.
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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under ASU 2015-02. ASU 2015-02 set forth amendments: modifying the evaluation of whether limited partnerships and similar legal entities are VIEs; eliminating the presumption that a general partner should consolidate a limited partnership; affecting the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangement and related party relationships; and providing a scope exception from consolidation guidance for reporting entities with interests in certain investment funds. ASU 2015-02 became effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted. The Company adopted ASU 2015-02 effective January 1, 2016 and it did not have a material impact on the Company’s consolidated statements of operations and financial position.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for public business entities in annual and interim periods beginning after December 15, 2015 with retroactive application. The Company retrospectively adopted ASU 2015-03 effective January 1, 2016 and the impact on the Company’s consolidated balance sheet at December 31, 2015 was to reduce each of other assets and debt by $5.6 million, respectively, which represented the deferred debt issuance costs previously recorded in other assets and reclassified as an offset to debt. In addition, for the year ended December 31, 2015, corporate expense was reduced by $0.6 million and interest expense was increased by $0.6 million (2014 - $0.2 million and $0.2 million, respectively) to reclassify the amortization of deferred debt issuance costs from corporate expense to interest expense. There was no net impact on the Company’s consolidated statements of operations or financial position as a result of the retrospective adoption of ASU 2015-03.
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
Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU No. 2015-09, Disclosures about Short-Duration Contracts (“ASU 2015-09”). ASU 2015-09 requires insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses, including: (1) incurred and paid claims development information by accident year, on a net basis, for the number of years for which claims incurred typically remain outstanding, not exceeding 10 years; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) for each accident year presented of incurred claims development information, the total of incurred but not reported liabilities plus expected development on reported claims including in the liability for unpaid claims and claim adjustment expenses, accompanied by a description of the reserving methodologies; (4) for each accident year presented of incurred claims development information, quantitative information about claim frequency accompanied by a qualitative description of methodologies used for determining claim frequency information; and (5) for all claims, the average annual percentage payout of incurred claims by age for the same number of accident years presented in (3) and (4) above. ASU 2015-09 also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the change and the effects on the financial statements. In addition, ASU 2015-09 requires insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses. ASU 2015-09 is effective for public business entities in annual periods beginning after December 31, 2015, and interim periods within annual periods beginning after December 31, 2016. Early adoption was permitted. ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The Company adopted ASU 2015-09 effective December 31, 2016. As this guidance is disclosure-related only, the adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial position.
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
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU 2016-09 is effective for public business entities in annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
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
The aggregate consideration for the transaction consisted of the issuance of 7.435 million RenaissanceRe common shares valued at $761.8 million (based on the share price as of March 2, 2015) and $1.16 billion of cash. The cash consideration was partially funded through a pre-closing dividend from Platinum of $10.00 per share, or $253.2 million (the “Special Dividend”), RenaissanceRe available funds of $604.4 million and a short term bridge loan of $300.0 million. On March 24, 2015, RenaissanceRe Finance Inc. (“RenaissanceRe Finance”), a wholly owned subsidiary of RenaissanceRe, issued $300.0 million of its 3.700% Senior Notes due 2025 (together with cash on hand) to replace the short term bridge loan used to fund part of the cash consideration. Refer to “Note 9. Debt and Credit Facilities” for additional information related to the 3.700% Senior Notes due 2025.
In connection with the acquisition of Platinum, RenaissanceRe incurred transaction, integration and compensation related expenses totaling $2.1 million during 2016 (2015 - $53.5 million). These expenses have all been reported as a component of corporate expenses.

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

Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and liabilities of Platinum based on estimated fair values on March 2, 2015, the date the transaction closed, as detailed below. The Company recognized goodwill of $191.7 million primarily attributable to Platinum’s assembled workforce and synergies expected to result upon integration of Platinum into the Company’s operations. There were no other adjustments to carried goodwill during the period ended December 31, 2016 reflected on the Company’s consolidated balance sheet at December 31, 2016. The Company recognized identifiable finite lived intangible assets of $75.2 million, which are being amortized over a weighted average period of eight years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in the table below:

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

•
Reserve for claims and claim expenses - to reflect an increase in net claims and claim expenses due to the addition of a market based risk margin that represented the cost of capital required by a market participant to assume the net claims and claim expenses of Platinum, partially offset by a deduction which represents the discount due to the present value calculation of the unpaid claims and claim expenses based on the expected payout of the net unpaid claims and claim expenses;

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

Identifiable intangible assets at March 2, 2015 and at December 31, 2016, consisted of the following, and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Key non-contractual relationships	$30,400	10 years
Value of business acquired	20,200	2 years
Renewal rights	15,800	15 years
Insurance licenses	8,400	Indefinite
Internally developed and used computer software	3,500	2 years
Other non-contractual relationships	2,300	3 years
Non-compete agreements	1,900	2.5 years
Trade name	1,100	6 months
Identifiable intangible assets, before amortization, at March 2, 2015	83,600
Amortization (from March 2, 2015 through December 31, 2016)	(31,873)
Net identifiable intangible assets at December 31, 2016 related to the acquisition of Platinum	$51,727

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
Supplemental Pro Forma Information
Platinum’s results are included in the Company's consolidated financial statements from March 2, 2015 to December 31, 2015 and for the year ended December 31, 2016. As such, the following table presents unaudited pro forma consolidated financial information for the years ended December 31, 2015 and 2014, and assumes the acquisition of Platinum occurred on January 1, 2014. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2014 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Platinum. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Platinum, as they are nonrecurring.

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

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows an analysis of goodwill and other intangible assets:

	Goodwill and other intangible assets
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2014
Gross amount	$8,160	$12,999	$21,159
Accumulated impairment losses and amortization	(2,299)	(10,958)	(13,257)
	5,861	2,041	7,902
Acquired during the year	191,729	83,600	275,329
Amortization	—	(18,077)	(18,077)
Balance as of December 31, 2015
Gross amount	199,889	96,599	296,488
Accumulated impairment losses and amortization	(2,299)	(29,035)	(31,334)
	197,590	67,564	265,154
Amortization	—	(13,968)	(13,968)
Balance as of December 31, 2016
Gross amount	199,889	96,599	296,488
Accumulated impairment losses and amortization	(2,299)	(43,003)	(45,302)
	$197,590	$53,596	$251,186

During the first quarter of 2015, the Company recognized goodwill of $191.7 million primarily attributable to Platinum’s assembled workforce and synergies expected to result upon integration of Platinum into the Company’s operations. Also during 2015, the Company recognized identifiable finite lived intangible assets of $75.2 million and identifiable indefinite lived intangible assets of $8.4 million in connection with its acquisition of Platinum. There were no adjustments to carried goodwill reflected in the above table during the year ended December 31, 2016. See “Note 3. Acquisition of Platinum” for additional information related to the Company’s acquisition of Platinum and other intangible assets acquired.

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2014
Gross amount	$12,318	$45,400	$57,718
Accumulated impairment losses and amortization	—	(32,466)	(32,466)
	12,318	12,934	25,252
Acquired during the year	—	6,396	6,396
Amortization	—	(2,900)	(2,900)
Impairment losses	(4,500)	(1,094)	(5,594)
Balance as of December 31, 2015
Gross amount	12,318	51,796	64,114
Accumulated impairment losses and amortization	(4,500)	(36,460)	(40,960)
	7,818	15,336	23,154
Amortization	—	(3,474)	(3,474)
Balance as of December 31, 2016
Gross amount	12,318	51,796	64,114
Accumulated impairment losses and amortization	(4,500)	(39,934)	(44,434)
	$7,818	$11,862	$19,680

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

The gross carrying value and accumulated amortization by major category of other intangible assets is shown below:

	Other intangible assets
At December 31, 2016	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$95,458	$(42,142)	$53,316
Value of business acquired	20,200	(19,527)	673
Licenses	10,267	—	10,267
Software	12,230	(11,938)	292
Patents and intellectual property	4,500	(4,500)	—
Covenants not-to-compete	4,030	(3,523)	507
Trademarks and trade names	1,710	(1,307)	403
	$148,395	$(82,937)	$65,458

	Other intangible assets
At December 31, 2015	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$95,458	$(33,294)	$62,164
Value of business acquired	20,200	(13,467)	6,733
Software	12,230	(10,188)	2,042
Licenses	10,267	—	10,267
Patents and intellectual property	4,500	(4,500)	—
Covenants not-to-compete	4,030	(2,763)	1,267
Trademarks and trade names	1,710	(1,283)	427
	$148,395	$(65,495)	$82,900

The remaining useful life of intangible assets with finite lives ranges from one to 17 years, with a weighted-average amortization period of 8.5 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total
2017	$8,041	$2,935	$10,976
2018	5,727	2,596	8,323
2019	5,446	2,427	7,873
2020	5,237	1,564	6,801
2021	4,910	702	5,612
2022 and thereafter	13,968	1,638	15,606
Total remaining amortization expense	$43,329	$11,862	$55,191
Indefinite lived	10,267	—	10,267
Total	$53,596	$11,862	$65,458

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	December 31, 2016	December 31, 2015
U.S. treasuries	$2,617,894	$2,064,944
Agencies	90,972	137,976
Municipal	519,069	583,282
Non-U.S. government (Sovereign debt)	333,224	334,981
Non-U.S. government-backed corporate	133,300	138,994
Corporate	1,877,243	2,055,323
Agency mortgage-backed	462,493	504,368
Non-agency mortgage-backed	258,944	262,235
Commercial mortgage-backed	409,747	554,625
Asset-backed	188,358	128,277
Total fixed maturity investments trading	$6,891,244	$6,765,005

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2016	Amortized Cost	Fair Value
Due in less than one year	$485,939	$483,642
Due after one through five years	3,927,373	3,900,915
Due after five through ten years	1,024,285	1,028,249
Due after ten years	161,405	158,896
Mortgage-backed	1,133,746	1,131,184
Asset-backed	187,942	188,358
Total	$6,920,690	$6,891,244

Fixed Maturity Investments Available For Sale
The Company did not have any fixed maturity investments available for sale at December 31, 2016 and at December 31, 2015, the Company did not have any fixed maturity investments available for sale in an unrealized loss position.
The following table summarizes the amortized cost, fair value and related unrealized gains and losses and non-credit other-than-temporary impairments of fixed maturity investments available for sale at December 31, 2015:

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

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	December 31, 2016	December 31, 2015

Financials	$275,065	$193,716
Communications and technology	36,770	65,833
Industrial, utilities and energy	30,303	51,168
Consumer	20,501	40,918
Healthcare	17,245	36,148
Basic materials	3,429	6,094
Total	$383,313	$393,877

Pledged Investments
At December 31, 2016, $2.7 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s standby letter of credit facility and bilateral letter of credit facility (2015 - $2.5 billion). Of this amount, $842.6 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (2015 - $664.6 million).
Reverse Repurchase Agreements
At December 31, 2016, the Company held $78.7 million (2015 - $26.2 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically include high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2016	2015	2014
Fixed maturity investments	$160,661	$134,800	$100,855
Short term investments	5,127	1,227	944
Equity investments	4,235	8,346	3,450
Other investments
Private equity investments	6,155	9,455	18,974
Other	20,181	12,472	11,037
Cash and cash equivalents	788	467	395
	197,147	166,767	135,655
Investment expenses	(15,421)	(14,200)	(11,339)
Net investment income	$181,726	$152,567	$124,316

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

Year ended December 31,	2016	2015	2014
Gross realized gains	$72,739	$50,488	$45,568
Gross realized losses	(38,315)	(53,630)	(14,868)
Net realized gains (losses) on fixed maturity investments	34,424	(3,142)	30,700
Net unrealized gains (losses) on fixed maturity investments trading	26,954	(64,908)	19,680
Net realized and unrealized (losses) gains on investments-related derivatives	(15,414)	5,443	(30,931)
Net realized gains on equity investments trading	14,190	16,348	10,908
Net unrealized gains (losses) on equity investments trading	81,174	(22,659)	11,076
Net realized and unrealized gains (losses) on investments	$141,328	$(68,918)	$41,433

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2016	2015
Catastrophe bonds	$335,209	$241,253
Private equity partnerships	191,061	214,848
Senior secured bank loan funds	22,040	23,231
Hedge funds	1,495	2,289
Total other investments	$549,805	$481,621

Interest income, income distributions and net realized and unrealized gains on other investments are included in net investment income and totaled $26.3 million (2015 – $21.9 million, 2014 – $30.0 million) of which $11.5 million related to net unrealized gains (2015 – gains of $10.4 million, 2014 – gains of $17.7 million). Included in net investment income for 2016 is a loss of $3.4 million (2015 - $2.5 million, 2014 - $0.6 million) representing the change in estimate during the period related to the difference between the Company’s estimated fair value due to the lag in reporting, as discussed in “Note 2. Significant Accounting Policies,” and the actual amount as reported in the final net asset values provided by the Company’s fund managers.

The Company has committed capital to private equity partnerships and other entities of $794.2 million, of which $554.7 million has been contributed at December 31, 2016. The Company’s remaining commitments to these funds at December 31, 2016 totaled $249.4 million. In the future, the Company may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2016			2015
At December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$19,286	$50,000	25.0%	$19,155
Tower Hill	10,000	32.3%	21,590	10,000	31.3%	19,981
Tower Hill Re	4,250	25.0%	2,903	4,250	25.0%	4,136
Tower Hill Signature	500	25.0%	9,085	500	25.0%	7,315
Total Tower Hill Companies	64,750		52,864	64,750		50,587
Top Layer Re	65,375	50.0%	60,360	65,375	50.0%	68,936
Other	23,923	41.8%	11,003	23,607	43.5%	12,828
Total investments in other ventures, under equity method	$154,048		$124,227	$153,732		$132,351

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
The Company originally invested $13.1 million in Top Layer Re, representing a 50.0% ownership. In December 2010, March 2011 and December 2011, primarily as a result of net claims and claim expenses incurred by Top Layer Re with respect to the September 2010 New Zealand Earthquake, the February 2011 New Zealand Earthquake and the Tohoku Earthquake and Tsunami, respectively, the Company invested an additional $13.8 million, $20.5 million and $18.0 million, respectively, in Top Layer Re, maintaining the Company’s 50.0% ownership interest.
The table below shows the Company’s equity in earnings of other ventures, under equity method:

Year ended December 31,	2016	2015	2014
Tower Hill Companies	$10,379	$13,116	$18,376
Top Layer Re	(8,576)	8,026	10,411
Other	(840)	(661)	(2,712)
Total equity in earnings of other ventures	$963	$20,481	$26,075

During 2016, the Company received $9.4 million of dividends from its investments in other ventures, under equity method (2015 – $13.3 million, 2014 – $10.3 million). Losses from the Company’s investments in other ventures, under equity method, net of dividends and distributions received, were $5.5 million at December 31, 2016 (2015 - earnings of $10.1 million). Except for Top Layer Re, the equity in earnings of the Company’s investments in other ventures are reported one quarter in arrears.

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,617,894	$2,617,894	$—	$—
Agencies	90,972	—	90,972	—
Municipal	519,069	—	519,069	—
Non-U.S. government (Sovereign debt)	333,224	—	333,224	—
Non-U.S. government-backed corporate	133,300	—	133,300	—
Corporate	1,877,243	—	1,877,243	—
Agency mortgage-backed	462,493	—	462,493	—
Non-agency mortgage-backed	258,944	—	258,944	—
Commercial mortgage-backed	409,747	—	409,747	—
Asset-backed	188,358	—	188,358	—
Total fixed maturity investments	6,891,244	2,617,894	4,273,350	—
Short term investments	1,368,379	—	1,368,379	—
Equity investments trading	383,313	383,313	—	—
Other investments
Catastrophe bonds	335,209	—	335,209	—
Private equity partnerships (1)	191,061	—	—	—
Senior secured bank loan funds (1)	22,040	—	—	—
Hedge funds (1)	1,495	—	—	—
Total other investments	549,805	—	335,209	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(13,004)	—	—	(13,004)
Derivatives (3)	(8,922)	(646)	(8,276)	—
Other	(13,105)	—	(13,105)	—
Total other assets and (liabilities)	(35,031)	(646)	(21,381)	(13,004)
	$9,157,710	$3,000,561	$5,955,557	$(13,004)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2016 are $4.4 million and $17.4 million of other assets and other liabilities, respectively.

(3)	See “Note 19. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,064,944	$2,064,944	$—	$—
Agencies	137,976	—	137,976	—
Municipal	583,282	—	583,282	—
Non-U.S. government (Sovereign debt)	334,981	—	334,981	—
Non-U.S. government-backed corporate	138,994	—	138,994	—
Corporate	2,055,323	—	2,047,705	7,618
Agency mortgage-backed	504,518	—	504,518	—
Non-agency mortgage-backed	270,763	—	270,763	—
Commercial mortgage-backed	561,496	—	561,496	—
Asset-backed	130,541	—	130,541	—
Total fixed maturity investments	6,782,818	2,064,944	4,710,256	7,618
Short term investments	1,208,401	—	1,208,401	—
Equity investments trading	393,877	393,877	—	—
Other investments
Catastrophe bonds	241,253	—	241,253	—
Private equity partnerships (1)	214,848	—	—	—
Senior secured bank loan fund (1)	23,231	—	—	—
Hedge funds (1)	2,289	—	—	—
Total other investments	481,621	—	241,253	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(5,899)	—	—	(5,899)
Derivatives (3)	1,486	(1,234)	2,720	—
Other	(12,320)	—	(12,320)	—
Total other assets and (liabilities)	(16,733)	(1,234)	(9,600)	(5,899)
	$8,849,984	$2,457,587	$6,150,310	$1,719

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2015 are $3.5 million and $9.4 million of other assets and other liabilities, respectively.

(2)	See “Note 19. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
The Company’s fixed maturity investments are primarily priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. In general, the pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers, reference data and industry and economic events. Index pricing generally relies on market traders as the primary source for pricing; however, models are also utilized to provide prices for all index eligible securities. The models use a variety of observable inputs such as benchmark yields, transactional data, dealer runs, broker-dealer quotes and corporate actions. Prices are generally verified using third party data. Securities which are priced by an index provider are generally included in the index.
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
U.S. treasuries
Level 1 - At December 31, 2016, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 1.4% and a weighted average credit quality of AA (2015 - 1.3% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At December 31, 2016, the Company’s agency fixed maturity investments had a weighted average effective yield of 2.0% and a weighted average credit quality of AA (2015 - 1.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At December 31, 2016, the Company’s municipal fixed maturity investments had a weighted average effective yield of 2.4% and a weighted average credit quality of AA (2015 - 2.0% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers.  Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available.  The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.  In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At December 31, 2016, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 1.6% and a weighted average credit quality of AAA (2015 - 1.4% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At December 31, 2016, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.5% and a weighted average credit quality of AAA (2015 - 1.3% and AA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At December 31, 2016, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.7% and a weighted average credit quality of BBB (2015 - 3.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At December 31, 2016, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.9%, a weighted average credit quality of AA and a weighted average life of 6.9 years (2015 - 2.7%, AA and 6.1 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments that were classified as sub-prime held at the time of purchase in its fixed maturity investments portfolio. At December 31, 2016, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 4.3%, a weighted average credit quality of BBB, and a weighted average life of 5.1 years (2015 - 3.8%, non-investment grade and 4.3 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at December 31, 2016 had a weighted average effective yield of 5.2%, a weighted average credit quality of non-investment grade and a weighted average life of 6.0 years (2015 - 4.7%, non-investment grade and 5.4 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At December 31, 2016, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 2.6%, a weighted average credit quality of AAA, and a weighted average life of 3.9 years (2015 - 2.9%, AAA and 3.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At December 31, 2016, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.3%, a weighted average credit quality of AAA and a weighted average life of 2.6 years (2015 - 2.1%, AAA and 2.5 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At December 31, 2016, the Company’s short term investments had a weighted average effective yield of 0.7% and a weighted average credit quality of AAA (2015 - 0.4% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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
Other assets and liabilities
Derivatives
Level 1 and Level 2 - Other assets and liabilities include certain derivatives entered into by the Company. The fair value of these transactions includes certain exchange traded futures contracts which are considered Level 1, and foreign currency contracts and certain credit derivatives, determined using standard industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs. For credit derivatives, these inputs include credit spreads, credit ratings of the underlying referenced security, the risk free rate and the contract term. For foreign currency contracts, these inputs include spot rates and interest rate curves.

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at December 31, 2016 of $13.1 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

December 31, 2016	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	$(574)	Internal valuation model	Bond price (U)	$100.82	$103.58	$102.29
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(12,430)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(12,396)
			Expected loss ratio (U)	n/a	n/a	35.2%
			Net acquisition expense ratio (O)	n/a	n/a	(20.7)%
			Contract period (O)	2.0 years	4.7 years	4.5 years
			Discount rate (U)	n/a	n/a	1.9%
Total other assets and (liabilities)	$(13,004)

Fixed Maturity Investments
Corporate
Level 3 - Previously included in the Company’s corporate fixed maturity investments was an investment in the preferred equity of an insurance holding company. The Company measured the fair value of this investment using a discounted cash flow model and sold this investment during the year ended December 31, 2016 as detailed in the fixed maturity investments trading column in the rollforward table below.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At December 31, 2016 the Company had a $0.6 million net liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At December 31, 2016 the Company had a $12.4 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered observable inputs as each is defined in the contract. The negative acquisition expense ratio used to determine the fair value of the contracts at December 31, 2016 is the result of override commissions on the contracts being higher than the gross acquisition expenses. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2015	$15,660	$(8,934)	$6,726
Total unrealized (losses) gains
Included in net investment income	(542)	183	(359)
Included in other income (loss)	—	(426)	(426)
Total realized gains
Included in other income (loss)	—	6,628	6,628
Total foreign exchange gains	—	7	7
Purchases	—	80,996	80,996
Sales	—	(84,353)	(84,353)
Settlements	(7,500)	—	(7,500)
Balance - December 31, 2015	$7,618	$(5,899)	$1,719
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(359)	$—	$(359)
Change in unrealized losses for the period included in earnings for assets held at the end of the period included in other loss	$—	$(426)	$(426)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2016	$7,618	$(5,899)	$1,719
Total unrealized losses
Included in net investment income	(118)	—	(118)
Total realized gains
Included in other income (loss)	—	6,339	6,339
Purchases	—	(13,444)	(13,444)
Settlements	(7,500)	—	(7,500)
Balance - December 31, 2016	$—	$(13,004)	$(13,004)

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
Debt
Included on the Company’s consolidated balance sheet at December 31, 2016 were debt obligations of $948.7 million (December 31, 2015 - $960.5 million). At December 31, 2016, the fair value of the Company’s debt obligations was $964.8 million (December 31, 2015 – $973.3 million).
The fair value of the Company’s debt obligations is determined using indicative market pricing obtained from third-party service providers, which the Company considers Level 2 in the fair value hierarchy. There have been no changes during the period in the Company’s valuation technique used to determine the fair value of the Company’s debt obligations. Refer to “Note 9. Debt and Credit Facilities” for additional information related to the Company’s debt obligations.
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

	2016	2015
Other investments	$549,805	$481,621
Other assets	$4,379	$3,463
Other liabilities	$17,383	$9,362

Included in net investment income for 2016 was net unrealized gains of $11.5 million related to the changes in fair value of other investments (2015 – gains of $10.4 million, 2014 – gains of $17.7 million). Included in other income (loss) for 2016 were net unrealized gains of $Nil related to the changes in the fair value of other assets and liabilities (2015 – losses of $0.4 million, 2014 – $Nil).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At December 31, 2016	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$191,061	$223,636	See below	See below	See below
Senior secured bank loan funds	22,040	25,806	See below	See below	See below
Hedge funds	1,495	—	See below	See below	See below
Total other investments measured using net asset valuations	$214,596	$249,442

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
Senior secured bank loan funds – At December 31, 2016 the Company had $22.0 million invested in closed end funds which invests primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would liquidate over 4 to 5 years from inception of the fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The Company’s investments in hedge funds at December 31, 2016 were $1.5 million of “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
NOTE 7. REINSURANCE
The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses, generally in excess of various retentions or on a proportional basis. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for payments of additional premiums, for reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to the respective reinsurance contracts. The Company remains liable to the extent that any reinsurance company fails to meet its obligations.
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2016	2015	2014
Premiums written
Direct	$208,282	$130,681	$76,511
Assumed	2,166,294	1,880,629	1,474,061
Ceded	(839,264)	(595,127)	(482,336)
Net premiums written	$1,535,312	$1,416,183	$1,068,236
Premiums earned
Direct	$157,112	$98,182	$66,027
Assumed	1,874,993	1,769,088	1,450,047
Ceded	(628,675)	(466,719)	(453,658)
Net premiums earned	$1,403,430	$1,400,551	$1,062,416
Claims and claim expenses
Gross claims and claim expenses incurred	$710,651	$544,972	$228,581
Claims and claim expenses recovered	(179,820)	(96,734)	(30,634)
Net claims and claim expenses incurred	$530,831	$448,238	$197,947

The reinsurers with the three largest balances accounted for 27.1%, 19.9% and 7.7%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2016 (2015 - 21.5%, 13.8% and 13.1%, respectively). The valuation allowance recorded against reinsurance recoverable was $4.2 million at December 31, 2016 (2015 - $1.6 million). The three largest company-specific components of the valuation allowance represented 27.1%, 17.9% and 5.6%, respectively, of the Company’s total valuation allowance at December 31, 2016 (2015 - 22.7%, 8.3% and 3.2%, respectively).

NOTE 8. RESERVE FOR CLAIMS AND CLAIM EXPENSES
General Description
The Company believes the most significant accounting judgment made by management is its estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company establishes its claims and claim expense reserves by taking claims reported to the Company by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding estimates for the anticipated cost of claims incurred but not yet reported to the Company, or incurred but not enough reported to the Company (collectively referred to as “IBNR”) and, if deemed necessary, adding costs for additional case reserves which represent the Company’s estimates for claims related to specific contracts previously reported to the Company which it believes may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR.
On March 2, 2015 the Company acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values, including Platinum’s claims and claim expense reserves, which totaled $1.4 billion at March 2, 2015, and consisted of $179.7 million and $1.2 billion included in the Company’s Property and Casualty and Specialty segments, respectively. These claims and claim expense reserves are subject to the reserving methodologies for each respective line of business as described below.
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2016	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$214,954	$186,308	$226,512	$627,774
Casualty and Specialty	591,705	105,419	1,498,002	2,195,126
Other	6,935	—	18,459	25,394
Total	$813,594	$291,727	$1,742,973	$2,848,294

At December 31, 2015
Property	$298,687	$165,838	$241,676	$706,201
Casualty and Specialty	553,574	129,866	1,349,726	2,033,166
Other	2,071	—	25,607	27,678
Total	$854,332	$295,704	$1,617,009	$2,767,045

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2016	2015	2014
Net reserves as of January 1	$2,632,519	$1,345,816	$1,462,705
Net incurred related to:
Current year	694,957	610,685	341,745
Prior years	(164,126)	(162,447)	(143,798)
Total net incurred	530,831	448,238	197,947
Net paid related to:
Current year	83,015	95,747	39,830
Prior years	506,279	425,565	241,286
Total net paid	589,294	521,312	281,116
Amounts acquired (1)	—	1,394,117	—
Foreign exchange	(5,326)	(34,340)	(33,720)
Net reserves as of December 31	2,568,730	2,632,519	1,345,816
Reinsurance recoverable as of December 31	279,564	134,526	66,694
Gross reserves as of December 31	$2,848,294	$2,767,045	$1,412,510

(1) Represents the fair value of Platinum's reserve for claims and claim expenses and reinsurance recoverable acquired at March 2, 2015.
The Company’s reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for its ultimate settlement and administration costs for claims and claim expenses. The Company does not calculate a range of estimates and does not discount any of its reserves for claims and claim expenses. The Company uses this point estimate, along with paid claims and case reserves, to record its best estimate of additional case reserves and IBNR in its consolidated financial statements. Under GAAP, the Company is not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.
Reserving for reinsurance claims involves other uncertainties, such as the dependence on information from ceding companies, the time lag inherent in reporting information from the primary insurer to the Company or to the Company’s ceding companies, and differing reserving practices among ceding companies. The information received from ceding companies is typically in the form of bordereaux, broker notifications of loss and/or discussions with ceding companies or their brokers. This information may be received on a monthly, quarterly or transactional basis and normally includes paid claims and estimates of case reserves. The Company sometimes also receives an estimate or provision for IBNR. This information is often updated and adjusted from time to time during the loss settlement period as new data or facts in respect of initial claims, client accounts, industry or event trends may be reported or emerge in addition to changes in applicable statutory and case laws.
The Company’s estimates of losses from large events are based on factors including currently available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of the Company’s contracts. The uncertainty of the Company’s estimates for large events is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large events, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with certain large events can be concentrated with a few large clients and therefore the loss estimates for these events may vary significantly based on the claims experience of those clients. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, which may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude of certain events, there can be meaningful uncertainty regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying the

Company's loss estimates. Loss reserve estimation in respect of the Company's retrocessional contracts poses further challenges compared to directly assumed reinsurance. In addition, the Company’s actual net losses from these events may increase if the Company’s reinsurers or other obligors fail to meet their obligations.
Because of the inherent uncertainties discussed above, the Company has developed a reserving philosophy that attempts to incorporate prudent assumptions and estimates, and the Company has generally experienced favorable net development on prior accident years net claims and claim expenses in the last several years. However, there is no assurance that this favorable development on prior accident years net claims and claim expenses will occur in future periods.
The Company establishes a provision for unallocated loss adjustment expenses ("ULAE") when the related reserve for claims and claim expenses is established. ULAE are expenses that cannot be associated with a specific claim but are related to claims paid or in the process of settlement, such as internal costs of the claims function, and are included in the reserve for claims and claim expenses. The determination of the ULAE provision is subject to judgment.
The Company reevaluates its actuarial reserving techniques on a periodic basis. Typically, the quarterly review procedures include reviewing paid and reported claims in the most recent reporting period, reviewing the development of paid and reported claims from prior periods, and reviewing the Company’s overall experience by underwriting year and in the aggregate. The Company monitors its expected ultimate claims and claim expense ratios and expected claims reporting assumptions on a quarterly basis and compares them to its actual experience. These actuarial assumptions are generally reviewed annually, based on input from the Company’s actuaries, underwriters, claims personnel and finance professionals, although adjustments may be made more frequently if needed. Assumption changes are made to adjust for changes in the pricing and terms of coverage the Company provides, changes in industry results for similar business, as well as its actual experience to the extent the Company has enough data to rely on its own experience. If the Company determines that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the period in which they are identified.
Incurred and Paid Claims Development and Reserving Methodology
The information provided herein about incurred and paid accident year claims development for the years ended prior to December 31, 2016 on a consolidated basis and by segment is presented as supplementary information. The Company has applied a retrospective approach with respect to its acquisition of Platinum, presenting all relevant historical information for all periods presented. In addition, included in the incurred claims and claim expenses and cumulated paid claims and claim expenses tables below is a reconciling item that represents the unamortized balance of fair value adjustments recorded in connection with the acquisition of Platinum to reflect an increase in net claims and claim expenses due to the addition of a market based risk margin that represented the cost of capital required by a market participant to assume the net claims and claim expenses of Platinum.
For incurred and paid accident year claims denominated in foreign currency, the Company has used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred and paid accident year claims development information included in the tables below.

The following table details the Company’s consolidated incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2016, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$1,113,667	$1,025,247	$958,206	$911,337	$868,747	$806,487	$778,185	$766,845	$774,396	$770,219	$67,726
2008	—	1,469,251	1,429,241	1,408,748	1,390,282	1,317,055	1,294,396	1,272,298	1,262,048	1,247,506	48,658
2009	—	—	704,560	639,182	622,181	582,725	557,623	536,393	527,374	522,566	30,006
2010	—	—	—	988,403	946,271	898,572	867,523	864,328	854,924	863,129	79,809
2011	—	—	—	—	1,611,509	1,533,946	1,454,063	1,377,450	1,349,227	1,314,451	113,383
2012	—	—	—	—	—	862,333	767,534	705,316	679,446	651,764	132,561
2013	—	—	—	—	—	—	614,066	552,965	504,401	465,948	127,969
2014	—	—	—	—	—	—	—	657,958	613,360	600,956	155,602
2015	—	—	—	—	—	—	—	—	635,553	620,623	343,935
2016	—	—	—	—	—	—	—	—	—	675,378	542,083
Total										$7,732,540	$1,641,732

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$91,877	$281,119	$371,280	$469,657	$541,511	$588,997	$613,200	$638,348	$657,017	$682,644
2008	—	275,968	591,482	797,242	937,678	1,013,041	1,060,160	1,090,977	1,118,434	1,140,094
2009	—	—	96,378	267,983	319,313	363,190	395,580	434,257	455,919	462,192
2010	—	—	—	126,401	309,807	425,914	495,847	549,898	620,545	709,672
2011	—	—	—	—	249,556	522,071	861,359	1,013,577	1,101,596	1,145,239
2012	—	—	—	—	—	165,581	265,612	356,102	415,911	459,269
2013	—	—	—	—	—	—	86,344	177,423	240,046	283,707
2014	—	—	—	—	—	—	—	110,863	199,632	268,806
2015	—	—	—	—	—	—	—	—	95,712	192,864
2016	—	—	—	—	—	—	—	—	—	79,422
Total										$5,423,909
Outstanding liabilities from accident year 2006 and prior, net of reinsurance										226,695
Claims and claim expenses, net of reinsurance, from the Company's former Bermuda-based insurance operations										2,114
Adjustment for unallocated claim expenses										20,256
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										11,034
Liability for claims and claim expenses, net of reinsurance										$2,568,730

Property Segment
Within the Property segment, the Company principally writes property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes. Under these contracts, the Company indemnifies an insurer or reinsurer when its aggregate paid claims and claim expenses from a single occurrence of a covered peril exceeds the attachment point specified in the contract, up to an amount per loss specified in the contract. The Company's most significant exposure is to losses from hurricanes, earthquakes and other windstorms, although the Company is also exposed to claims arising from other catastrophes, such as tsunamis, winter storms, freezes, floods, fires, tornadoes, explosions and acts of terrorism. The Company's predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under the Company's catastrophe contracts when arising from a covered peril. The Company's coverages are offered on either a worldwide basis or are limited to selected geographic areas.

Coverage can also vary from “all property” perils to limited coverage on selected perils, such as “earthquake only” coverage. The Company also enters into retrocessional contracts that provide property catastrophe coverage to other reinsurers or retrocedants. This coverage is generally in the form of excess of loss retrocessional contracts and may cover all perils and exposures on a worldwide basis or be limited in scope to selected geographic areas, perils and/or exposures. The exposures the Company assumes from retrocessional business can change within a contract term as the underwriters of a retrocedant may alter their book of business after the retrocessional coverage has been bound. The Company also offers dual trigger reinsurance contracts which require the Company to pay claims based on claims incurred by insurers and reinsurers in addition to the estimate of insured industry losses as reported by referenced statistical reporting agencies.
Also included in the Property segment is property per risk, property (re)insurance, binding facilities and regional U.S. multi-line reinsurance. The Company's predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. The Company's coverages are offered on either a worldwide basis or are limited to selected geographic areas. The exposures assumed from retrocessional business can change within a contract term as the underwriters of a retrocedant may alter their book of business after the retrocessional coverage has been bound. The Company offers these products principally through proportional coverage. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured.
Claims and claim expenses in the Company's Property segment are generally characterized by loss events of low frequency and high severity. Initial reporting of paid and incurred claims in general, tends to be relatively prompt. The Company considers this business “short-tail” as compared to the reporting of claims for “long-tail” products, which tends to be slower. However, the timing of claims payment and reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary insurance companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; post-event inflation which may cause the cost to repair damaged property to increase significantly from current estimates, or for property claims to remain open for a longer period of time, due to limitations on the supply of building materials, labor and other resources; complex policy coverage and other legal issues; and the quality of each client’s claims management and reserving practices. Management’s judgments regarding these factors are reflected in the Company's reserve for claims and claim expenses.
Reserving for most of the Company's Property segment generally does not involve the use of traditional actuarial techniques. Rather, claims and claim expense reserves are estimated by management after a catastrophe occurs by completing an in-depth analysis of the individual contracts which may potentially be impacted by the catastrophic event. The in-depth analysis generally involves: 1) estimating the size of insured industry losses from the catastrophic event; 2) reviewing reinsurance contract portfolios to identify contracts which are exposed to the catastrophic event; 3) reviewing information reported by customers and brokers; 4) discussing the event with customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the catastrophic event on a contract-by-contract basis and in aggregate for the event. Once an event has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the event. The Company's estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss for an event. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss for an event. Once the Company receives a notice of loss or payment request under a catastrophe reinsurance contract, it is generally able to process and pay such claims promptly.
Because the events from which claims arise under policies written within the Property segment are typically prominent, public occurrences such as hurricanes and earthquakes, the Company is often able to use independent reports as part of its loss reserve estimation process. The Company also reviews catastrophe bulletins published by various statistical reporting agencies to assist in determining the size of the industry loss, although these reports may not be available for some time after an event.

For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, the Company initially places greater reliance on catastrophe bulletins published by statistical reporting agencies to assist in determining what events occurred during the reporting period than the Company does for large events. This includes reviewing catastrophe bulletins published by Property Claim Services (“PCS”) for U.S. catastrophes. The Company sets its initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of its historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although management may make significant adjustments based on the Company's current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements the Company's approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies and reviewing individual contracts impacted by the event. Approximately one year from the date of loss for these small events, the Company typically estimates IBNR for these events by using the paid Bornhuetter-Ferguson actuarial method. The loss development factors for the paid Bornhuetter-Ferguson actuarial method are selected based on a review of the Company's historical experience and these factors are reviewed at least annually. There were no significant changes to the Company's paid loss development factors over the last three years.
In general, reserves for the Company's more recent reinsured catastrophic events are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, uncertainty as to which contracts have been exposed to the catastrophic event, uncertainty due to complex legal and coverage issues that can arise out of large or complex catastrophic events, and uncertainty as to the magnitude of claims incurred by the Company's customers. As the Company's claims age, more information becomes available and the Company believes its estimates become more certain.

The following table details the Company’s Property segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2016, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$387,866	$309,228	$250,975	$246,823	$234,120	$213,228	$206,168	$199,792	$198,666	$199,383	$397
2008	—	851,049	752,349	752,501	748,918	715,285	700,312	691,030	683,658	684,281	919
2009	—	—	218,607	163,124	144,352	138,131	134,013	134,722	134,059	134,359	411
2010	—	—	—	605,753	557,062	522,678	527,126	545,333	549,097	558,982	35,715
2011	—	—	—	—	1,230,463	1,153,960	1,103,441	1,056,822	1,036,122	1,007,368	48,082
2012	—	—	—	—	—	436,244	343,561	310,842	293,136	275,504	38,243
2013	—	—	—	—	—	—	223,542	192,681	170,629	149,197	15,879
2014	—	—	—	—	—	—	—	182,518	153,770	146,689	14,820
2015	—	—	—	—	—	—	—	—	224,669	192,593	62,748
2016	—	—	—	—	—	—	—	—	—	251,774	178,466
Total										$3,600,130	$395,680

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$45,530	$150,938	$172,512	$187,998	$190,603	$194,327	$197,533	$197,735	$198,654	$199,893
2008	—	247,162	391,008	538,944	628,673	661,664	675,595	679,303	681,131	682,539
2009	—	—	56,065	99,400	113,279	120,839	126,433	130,858	131,823	132,731
2010	—	—	—	91,585	211,124	289,918	332,275	367,495	393,497	469,028
2011	—	—	—	—	201,650	409,111	716,364	838,968	896,001	921,820
2012	—	—	—	—	—	100,044	144,861	188,744	208,115	218,060
2013	—	—	—	—	—	—	48,550	91,436	115,043	125,744
2014	—	—	—	—	—	—	—	55,101	95,758	118,304
2015	—	—	—	—	—	—	—	—	62,173	108,173
2016	—	—	—	—	—	—	—	—	—	47,480
Total										$3,023,772
Outstanding liabilities from accident year 2006 and prior, net of reinsurance										3,865
Adjustment for unallocated claim expenses										2,394
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										1,419
Liability for claims and claim expenses, net of reinsurance										$584,036

Casualty and Specialty Segment
The Company offers its casualty and specialty reinsurance products principally on a proportional basis, and it also provides excess of loss coverage. The Company offers casualty and specialty reinsurance products to insurance and reinsurance companies and provides coverage for specific geographic regions or on a worldwide basis. Principally all of the business is reinsurance, although from time to time, the Company writes direct insurance business.
As with the Company's Property segment, its Casualty and Specialty segment reinsurance contracts can include coverage for relatively large limits or exposures. As a result of the foregoing, the Company's casualty and specialty reinsurance business can be subject to significant claims volatility. In periods of low claims frequency or severity, the Company's results will generally be favorably impacted while in periods of high claims frequency or severity the Company's results will generally be negatively impacted.
More recently, the Company has accepted a wider range of proportional risks, facilitating the Company's efforts to expand its product offerings. In addition, on March 2, 2015 the Company acquired Platinum and recorded $1.4 billion of claims and claim expense reserves related to the acquisition, of which $1.2 billion was recorded in the Casualty and Specialty segment, with the balance recorded in the Company's Property segment. While the Company remains focused on underwriting discipline, and seeks to remain focused on opportunities amenable to stochastic representation and supported by strong data and analytics, the Company's expanded casualty and specialty product suite and the addition of the claims and claim expense reserves acquired through the Platinum transaction, may pose new, unmodelled or unforeseen risks for which the Company may not be adequately compensated and may also result in a higher level of attritional claims and claim expenses and the potential for reserve development, either adverse or favorable.
The Company's processes and methodologies in respect of loss estimation for the coverages offered through its Casualty and Specialty segment differ from those used for its Property segment. For example, the Company's casualty and specialty coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which the Company believes gives rise to greater uncertainty in its reserves for claims and claim expenses. Moreover, in many lines of business the Company does not have the benefit of a significant amount of its own historical experience and may have little or no related corporate reserving history in many of its newer or growing lines of business. The Company believes this makes its Casualty and Specialty segment reserving subject to greater uncertainty than its Property segment.
The Company calculates multiple point estimates for claims and claim expense reserves using a variety of actuarial reserving techniques for many, but not all, of its classes of business for each underwriting year within the Casualty and Specialty segment. The Company does not believe that these multiple point estimates are, or should be considered a range. Rather, the Company considers each class of business and determines the most appropriate point estimate for each underwriting year based on the characteristics of the particular class including: (1) loss development patterns derived from historical data; (2) the credibility of the selected loss development pattern; (3) the stability of the loss development patterns; (4) how developed the underwriting year is; and (5) the observed loss development of other underwriting years for the same class. The Company also considers other relevant factors, including: (1) historical ultimate loss ratios; (2) the presence of individual large losses; and (3) known occurrences that have not yet resulted in reported losses. The Company makes determinations of the most appropriate point estimate of loss for each class based on an evaluation of relevant information and do not ascribe any particular portion of the estimate to a particular factor or consideration. In addition, the Company believes that a review of individual contract information improves the loss estimates for some classes of business.
When developing claims and claims expense reserves for the Company's Casualty and Specialty segment, it considers several actuarial techniques such as the expected loss ratio method, the Bornhuetter-Ferguson actuarial method and the paid and reported chain ladder actuarial method.
For classes of business and underwriting years where the Company has limited historical claims experience, estimates of ultimate losses that are not related to a specific event are generally initially determined based on the loss ratio method applied to each underwriting year and to each class of business. Unless the Company has credible claims experience or unfavorable development, it generally selects an ultimate loss based on its initial view of the loss. The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium. The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including: (1) contract by contract expected loss ratios developed during the Company’s pricing process; (2) historical loss ratios and combined ratios adjusted for rate change and trend; and (3) industry benchmarks for similar business. These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including: (1) market conditions; (2) changes in the business underwritten; (3) changes in timing of the emergence of claims; and (4) other factors that may influence ultimate loss ratios and losses.
The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratios also requires judgment. The Company generally makes adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances. This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported losses. Over time, as a greater number of claims are reported and the credibility of reported losses improves, actuarial estimates of IBNR are typically based on the Bornhuetter-Ferguson actuarial method or the reported chain ladder actuarial method.
The Bornhuetter-Ferguson method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data, compared to the chain ladder actuarial method. The Bornhuetter-Ferguson method uses initial expected loss ratio expectations to the extent that the expected paid or reported losses are zero, and it assumes that past experience is not fully representative of the future. As the Company’s reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims, is reflected in the respective reporting period as a change in estimate. The utilization of the Bornhuetter-Ferguson method requires the Company to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. The Company selects its estimates of the expected ultimate claims and claim expense ratios as described above and selects its expected loss reporting patterns by utilizing actuarial analysis, including management’s judgment, and historical patterns of paid losses and reporting of case reserves to the Company, as well as industry loss development patterns. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern.
The reported chain ladder actuarial method utilizes actual reported losses and a loss development pattern to determine an estimate of ultimate losses that is independent of the initial expected ultimate loss ratio and earned premium. The Company believes this technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable loss development pattern. Information that may cause future loss development patterns to differ from historical loss development patterns is considered and reflected in the Company’s selected loss development patterns as appropriate. For certain reinsurance contracts, historical loss development patterns may be developed from ceding company data or other sources.
In addition, certain casualty and specialty coverages may be impacted by natural and man-made catastrophes. The Company estimates reserves for claim and claim expenses for these losses after the event giving rise to these losses occurs, following a process that is similar to its Property segment described above.

The following table details the Company’s Casualty and Specialty segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2016, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$725,801	$716,019	$707,231	$664,514	$634,627	$593,259	$572,017	$567,053	$575,730	$570,836	$67,329
2008	—	618,202	676,892	656,247	641,364	601,770	594,084	581,268	578,390	563,225	47,739
2009	—	—	485,953	476,058	477,829	444,594	423,610	401,671	393,315	388,207	29,595
2010	—	—	—	382,650	389,209	375,894	340,397	318,995	305,827	304,147	44,094
2011	—	—	—	—	381,046	379,986	350,622	320,628	313,105	307,083	65,301
2012	—	—	—	—	—	426,089	423,973	394,474	386,310	376,260	94,318
2013	—	—	—	—	—	—	390,524	360,284	333,772	316,751	112,090
2014	—	—	—	—	—	—	—	475,440	459,590	454,267	140,782
2015	—	—	—	—	—	—	—	—	410,884	428,030	281,187
2016	—	—	—	—	—	—	—	—	—	423,604	363,617
Total										$4,132,410	$1,246,052

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2007	$46,347	$130,181	$198,768	$281,659	$350,908	$394,670	$415,667	$440,613	$458,363	$482,751
2008	—	28,806	200,474	258,298	309,005	351,377	384,565	411,674	437,303	457,555
2009	—	—	40,313	168,583	206,034	242,351	269,147	303,399	324,096	329,461
2010	—	—	—	34,816	98,683	135,996	163,572	182,403	227,048	240,644
2011	—	—	—	—	47,906	112,960	144,995	174,609	205,595	223,419
2012	—	—	—	—	—	65,537	120,751	167,358	207,796	241,209
2013	—	—	—	—	—	—	37,794	85,987	125,003	157,963
2014	—	—	—	—	—	—	—	55,762	103,874	150,502
2015	—	—	—	—	—	—	—	—	33,539	84,691
2016	—	—	—	—	—	—	—	—	—	31,942
Total										$2,400,137
Outstanding liabilities from accident year 2006 and prior, net of reinsurance										222,830
Adjustment for unallocated claim expenses										17,862
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										9,615
Liability for claims and claim expenses, net of reinsurance										$1,982,580

Prior Year Development of the Reserve for Net Claims and Claim Expenses
The Company’s estimates of claims and claim expense reserves are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends and other variable factors. Some, but not all, of the Company’s reserves are further subject to the uncertainty inherent in actuarial methodologies and estimates. Because a reserve estimate is simply an insurer’s estimate at a point in time of its ultimate liability, and because there are numerous factors that affect reserves and claims payments that cannot be determined with certainty in advance, the Company’s ultimate payments will vary, perhaps materially, from its estimates of reserves. If the Company determines in a subsequent period that adjustments to its previously established reserves are appropriate, such adjustments are recorded in the period in which they are identified. On a net basis, the Company’s cumulative favorable or unfavorable development is generally reduced by offsetting changes in its reinsurance recoverables, as well as changes to loss related premiums such as reinstatement premiums and redeemable noncontrolling interest for changes in claims and claim expenses that impact DaVinciRe, all of which generally move in the opposite direction to changes in the Company’s ultimate claims and claim expenses.
As detailed in the tables and discussion detail below, changes to prior year estimated claims reserves increased the Company’s net income by $164.1 million during the year ended December 31, 2016, (2015 - $162.4 million, 2014 - $143.8 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2016	2015	2014
Property	$(104,876)	$(93,786)	$(87,258)
Casualty and Specialty	(58,140)	(67,791)	(50,403)
Other	(1,110)	(870)	(6,137)
Total favorable development of prior accident years net claims and claim expenses	$(164,126)	$(162,447)	$(143,798)

Property Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Year ended December 31,	2016	2015	2014
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(15,131)	$(18,823)	$(11,754)
Tohoku Earthquake and Tsunami (2011)	(7,314)	(5,313)	(5,408)
New Zealand Earthquake (2011)	1,987	22,754	(3,088)
2011 International Events	(20,458)	(1,382)	(20,250)
Storm Sandy (2012)	(10,849)	(12,503)	(24,232)
April and May U.S. Tornadoes (2011)	(4,213)	(10,190)	(14,272)
New Zealand Earthquake (2010)	6,904	1,095	24,692
Other	(5,310)	(11,300)	(23,947)
Total large catastrophe events	(33,926)	(34,280)	(58,009)
Small catastrophe events
U.S. PCS 13/14 Wind and Thunderstorm (2013)	(6,286)	(1,882)	(4,239)
Tianjin Explosion (2015)	(5,686)	—	—
U.S. PCS 15 Wind and Thunderstorm (2013)	(5,648)	418	2,400
U.S. PCS 81 Wind and Thunderstorm (2015)	(5,098)	—	—
U.S. PCS 70 and 73 Wind and Thunderstorm (2012)	(3,772)	(1,220)	13,362
U.S. PCS 24 Wind and Thunderstorm (2013)	(229)	(809)	(6,712)
European Floods (2013)	(40)	(2,466)	(8,496)
Other	(44,191)	(52,046)	(25,564)
Total small catastrophe events	(70,950)	(58,005)	(29,249)
Total catastrophe net claims and claim expenses	(104,876)	(92,285)	(87,258)
Actuarial assumption changes	—	(1,501)	—
Total net favorable development of prior accident years net claims and claim expenses	$(104,876)	$(93,786)	$(87,258)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2016 of $104.9 million was principally driven by favorable development of $15.1 million from the 2011 Thailand Floods, $10.8 million from Storm Sandy in 2012, $7.3 million from the 2011 Tohoku Earthquake and Tsunami, and $5.7 million related to the 2015 Tianjin Explosion, partially offset by adverse development of $6.9 million related to the 2010 New Zealand Earthquake, each principally the result of changes in estimated ultimate losses for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events were a number of wind and thunderstorm events, primarily from the 2012, 2013 and 2015 accident years totaling $21.0 million, each principally the result of changes in estimated ultimate losses for each respective event, with the remainder due to a number of other large and small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
The favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2015 of $93.8 million was comprised of $34.3 million and $58.0 million related to large and small catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $12.5 million related to Storm Sandy and $10.2 million related to the April and May 2011 U.S. Tornadoes, each principally the result of changes in the Company’s estimated ultimate loss for each respective event. In addition, the Company experienced $69.3 million of favorable development related to a number of other large and small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Net favorable development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquake, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $1.4 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquake, with each respective movement principally driven by the same counterparties re-allocating losses between the 2011 International Events.
The favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2014 of $87.3 million was comprised of $58.0 million and $29.2 million related to large and small catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $24.2 million, $14.3 million and $11.8 million related to Storm Sandy, the 2011 April and May U.S. Tornadoes and the 2011 Thailand Floods, partially offset by adverse development of $24.7 million related to the 2010 New Zealand Earthquake, each principally the result of changes in estimated ultimate losses for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events was $8.5 million and $6.7 million related to the 2013 European Floods and a 2013 U.S. wind and thunderstorm event, respectively, partially offset by adverse development of $13.4 million related to certain 2012 U.S. wind and thunderstorm events, each principally the result of changes in estimated ultimate losses for each respective event. In addition, the Company’s Property segment experienced $51.4 million of favorable development related to a number of other large and small catastrophe events.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Year ended December 31,	2016	2015	2014
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(52,601)	$(72,551)	$(50,403)
Actuarial assumption changes	(5,539)	4,760	—
Total favorable development of prior accident years net claims and claim expenses	$(58,140)	$(67,791)	$(50,403)

The favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in 2016 of $58.1 million was driven by $52.6 million related to the application of the Company’s formulaic actuarial reserving methodology with attritional net claims and claim expenses reported coming in lower than expected on prior accident years events and $5.5 million of favorable development associated with actuarial assumption changes.
The favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in 2015 of $67.8 million was driven by $72.6 million related to the application of the Company’s formulaic actuarial reserving methodology with attritional net claims and claim expenses reported coming in lower than expected on prior accident years events, partially offset by adverse development of $4.8 million associated with actuarial assumption changes.
The favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in 2014 of $50.4 million was driven by the application of the Company’s formulaic actuarial reserving methodology with attritional net claims and claim expenses reported coming in lower than expected on prior accident years events. There were no actuarial reserving assumption changes in 2014.

Other
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Other category:

Year ended December 31,	2016	2015	2014
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Other	$(1,110)	$(870)	$(6,137)

The Company’s Other category experienced net favorable development on prior accident years net claims and claim expense of $1.1 million in 2016 (2015 - $0.9 million; 2014 - $6.1 million). The net favorable development on prior accident years of $6.1 million in 2014 was principally the result of a reduction in the estimated ultimate losses on a proportional property contract.
Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Reserve for Claims and Claim Expenses
The reconciliation of the net incurred and paid claims development tables to the reserve for claims and claim expenses in the consolidated balance sheet is as follows:

At December 31, 2016
Net reserve for claims and claim expenses
Property	$584,036
Casualty and Specialty	1,982,580
Other	2,114
Total net reserve for claims and claim expenses	2,568,730

Reinsurance recoverable
Property	$43,738
Casualty and Specialty	212,546
Other	23,280
Total reinsurance recoverable	279,564
Total gross reserve for claims and claim expenses	$2,848,294

Historical Claims Duration
The following is unaudited supplementary information about average historical claims duration by segment:

	Average annual percentage payout of incurred claims by age, net of reinsurance (number of years)
At December 31, 2016	1	2	3	4	5	6	7	8	9	10
Property	26.5%	23.7%	20.9%	10.2%	5.0%	2.9%	5.3%	0.3%	0.3%	0.6%
Casualty and Specialty	10.2%	19.3%	11.1%	10.6%	8.8%	8.1%	4.5%	3.7%	3.4%	4.3%

Claims Frequency
Each of the Company’s reportable segments are broadly considered to be assumed reinsurance, where multiple claims are often aggregated, perhaps multiple times through retrocessional reinsurance, before ultimately being ceded to the Company. In addition, the nature, size, terms and conditions of contracts entered into by the Company changes from one accident year to the next and the quantum of contractual or policy limits, and accordingly the potential amount of claims and claim expenses associated with a reported claim, can range from nominal, to significant. These factors can impact the amount and timing of the claims and claim expenses to be recorded and accordingly, developing claim frequency information is highly subjective and is not prepared or utilized for internal purposes. In addition, the Company does not have direct access to claim frequency information underlying certain of its proportional contracts given the nature of that business. As a result, the Company does not believe providing claim frequency information is practicable as it relates to its proportional contracts.
Notwithstanding the factors noted above, the Company has developed claims frequency information associated with its excess of loss reinsurance contracts. As each accident year develops, the Company would expect the cumulative number of reported claims to increase in certain of its excess of loss reinsurance contracts, most notably in its Casualty and Specialty segment. In determining claims frequency for its excess of loss reinsurance contracts, the Company has made the following assumptions:

•	Claims below the insured layer of a contract are excluded;

•	If an insured loss event results in claims associated with a number of layers of a contract, the Company would consider this to be a single claim; and

•	If an insured loss event results in claims associated with a number of the Company's operating subsidiaries, the Company considers each operating subsidiary to have a reported claim.
The following table details the Company's cumulative number of reported claims for its excess of loss reinsurance contracts allocated by segment:

	At December 31, 2016
	Cumulative number of reported claims
Accident Year	Property	Casualty and Specialty
2007	908	1,388
2008	1,350	1,368
2009	742	1,082
2010	781	1,030
2011	1,178	1,356
2012	667	1,253
2013	622	1,187
2014	523	1,353
2015	555	988
2016	548	365

Assumed Reinsurance Contracts Classified As Deposit Contracts
Net claims and claim expenses incurred were reduced by $0.2 million during 2016 (2015 – $0.3 million, 2014 – $0.3 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was increased by $6.2 million during 2016 (2015 – other income increased by $6.2 million, 2014 – other loss decreased by $0.1 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $25.7 million are included in reinsurance balances payable at December 31, 2016 (2015 – $32.3 million) and aggregate deposit assets of $Nil are included in other assets at December 31, 2016 (2015 – $Nil) associated with these contracts.

NOTE 9. DEBT AND CREDIT FACILITIES
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.700% Senior Notes due 2025	$291,750	$296,948	$287,100	$296,577
5.75% Senior Notes due 2020	270,875	248,941	270,000	248,610
Series B 7.50% Senior Notes due 2017	257,500	255,352	267,500	268,196
4.750% Senior Notes due 2025 (DaVinciRe)	144,675	147,422	148,742	147,112
	$964,800	$948,663	$973,342	$960,495

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At December 31, 2016	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	140,829
Uncommitted Standby Letter of Credit Facility with NAB	4,855
Bilateral Letter of Credit Facility with Citibank Europe	244,909
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	380,000
Total credit facilities in U.S. dollars	$770,593

Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	£90,000
Specialty Risks FAL Facility	10,000
Total credit facilities in British Pounds	£100,000

RenaissanceRe Revolving Credit Facility
On May 15, 2015, RenaissanceRe entered into an amended and restated credit agreement (the “Revolving Credit Agreement”) with various banks, financial institutions and Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, which amended and restated the credit agreement, dated as of May 17, 2012, as amended. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $250.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $350.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Revolving Credit Agreement) plus a margin, as more fully set forth in the Revolving Credit Agreement. At December 31, 2016, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
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
If certain events of default occur, in some circumstances the lenders’ obligations to make loans may be terminated and the outstanding obligations of RenaissanceRe under the Revolving Credit Agreement may be accelerated. The scheduled commitment maturity date of the Revolving Credit Agreement is May 15, 2020.

RRNAH, RenaissanceRe Finance, and Platinum Finance guarantee RenaissanceRe’s obligations under the Revolving Credit Agreement. Subject to certain exceptions, additional subsidiaries of RenaissanceRe are required to become guarantors if such subsidiaries issue or incur certain types of indebtedness.
Uncommitted Standby Letter of Credit Facility with Wells Fargo Bank, National Association
Renaissance Reinsurance, DaVinci and Renaissance Reinsurance U.S. (collectively, the “Applicants”) and RenaissanceRe are parties to a Standby Letter of Credit Agreement, as amended (the “Standby Letter of Credit Agreement”) with Wells Fargo which provides for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the Applicants. RenaissanceRe has unconditionally guaranteed the payment obligations of the Applicants, other than DaVinci.
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
Effective October 12, 2016, in connection with the merger of RenaissanceRe Specialty Risks and Platinum Bermuda into Renaissance Reinsurance, Renaissance Reinsurance assumed all of the obligations of RenaissanceRe Specialty Risks and Platinum Bermuda under the Standby Letter of Credit Agreement.
At December 31, 2016, the Applicants had $140.8 million of letters of credit outstanding under the Standby Letter of Credit Agreement.
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
Effective October 3, 2016, in connection with the merger of RenaissanceRe Specialty Risks and Platinum Bermuda into Renaissance Reinsurance, Renaissance Reinsurance assumed all of the obligations of RenaissanceRe Specialty Risks and Platinum Bermuda under the NAB Standby Letter of Credit Agreement.

At December 31, 2016, the NAB Facility Applicants had $4.9 million outstanding under the NAB Standby Letter of Credit Agreement.
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
Effective March 31, 2015, the principal agreements evidencing the bilateral letter of credit facility that had previously been in place among CEP, Platinum Bermuda and Renaissance Reinsurance U.S. (the “Platinum/CEP Bilateral Facility”) were terminated. In addition, effective March 31, 2015, certain letters of credit issued on behalf of Platinum Bermuda and Renaissance Reinsurance U.S. under the Platinum/CEP Bilateral Facility were deemed to be letters of credit issued under, and governed by the terms of, the Bilateral Facility.
The Bilateral Facility is scheduled to expire on December 31, 2018. At all times during which it is a party to the Bilateral Facility, each Bilateral Facility Participant is obligated to pledge to CEP securities with a value (determined as provided in such facility) that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies, including terminating its commitment to such Bilateral Facility Participant and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each Bilateral Facility Participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
Effective October 1, 2016, in connection with the merger of RenaissanceRe Specialty Risks and Platinum Bermuda into Renaissance Reinsurance, Renaissance Reinsurance assumed all of the obligations of RenaissanceRe Specialty Risks and Platinum Bermuda under the Bilateral Facility.
At December 31, 2016, $244.9 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $55.1 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Funds at Lloyd’s Letter of Credit Facilities
Effective November 23, 2015, Renaissance Reinsurance entered into a letter of credit facility with Bank of Montreal (“BMO”), CEP and ING Bank N.V. (“ING”) as lenders (the “Renaissance Reinsurance FAL Facility”), evidenced by a letter of credit reimbursement agreement (the “Reimbursement Agreement”), which provides for the issuance by the lenders of two letters of credit to support the business written by Syndicate 1458. Effective May 31, 2016, the Funds at Lloyd’s letters of credit issued for the account of Renaissance Reinsurance were increased from $360.0 million and £85.0 million to $380.0 million and £90.0 million, respectively. The Renaissance Reinsurance FAL Facility and the letters of credit issued thereunder replaced the letter of credit facility established to support Syndicate 1458 by Renaissance Reinsurance with CEP on April 29, 2009, pursuant to an Insurance Letters of Credit Master Agreement and related agreements, and the two letters of credit previously issued thereunder.
At all times during the term of the Renaissance Reinsurance FAL Facility, Renaissance Reinsurance is obligated to pledge to the lenders certain eligible securities with a collateral value (determined as provided in the Reimbursement Agreement) that, until a Full Collateralization Event (as defined in the Reimbursement Agreement) occurs, is at Renaissance Reinsurance’s election, either (i) greater than or equal to 100% of the aggregate amount of its then-outstanding letters of credit or (ii) greater than or equal to 60% but less than 100% of the aggregate amount of its then-outstanding letters of credit. Upon the occurrence of a Full Collateralization Event, Renaissance Reinsurance is obligated to collateralize the Renaissance Reinsurance FAL Facility at 100%. Effective as of November 8, 2016, the latest date upon which Renaissance Reinsurance will become obligated to collateralize the Facility at 100% was extended to December 31, 2017 from December 31, 2016.
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
At December 31, 2016, letters of credit issued by CEP under the Renaissance Reinsurance FAL Facility were outstanding in the face amount of $380.0 million and £90.0 million, respectively.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into a letter of credit facility (the “Specialty Risks FAL Facility”), evidenced by a Master Agreement (the “Specialty Risks Master Agreement”), and a related Pledge Agreement (the “Specialty Risks Pledge Agreement”), which provide for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit that are used to support business written by Syndicate 1458. Effective October 1, 2016, in connection with the merger of RenaissanceRe Specialty Risks and Platinum Bermuda into Renaissance Reinsurance, Renaissance Reinsurance assumed all of the obligations of RenaissanceRe Specialty Risks and Platinum Bermuda under the Specialty Risks FAL Facility. At all times during the term of the Specialty Risks FAL Facility, RenaissanceRe Specialty Risks has agreed to pledge to CEP certain qualifying securities with a value (determined as provided in the Specialty Risks Pledge Agreement) equal to the aggregate face amount of the then-outstanding letters of credit. The Specialty Risks Master Agreement and the Specialty Risks Pledge Agreement contain representations, warranties and covenants that are customary for facilities of this type. At December 31, 2016, letters of credit issued by CEP under the Specialty Risks FAL Facility were outstanding in the face amount of £10.0 million.
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
Interest Paid and Scheduled Debt Maturity
Interest paid on the Company’s debt totaled $54.0 million for 2016 (2015 – $40.8 million, 2014 – $17.2 million).
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2016:

2017	$250,000
2018	—
2019	—
2020	250,000
2021	—
After 2021	450,000
Unamortized fair value adjustments	5,352
Unamortized discount on debt issuance	(6,689)
$948,663

NOTE 10. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	December 31, 2016	December 31, 2015
Redeemable noncontrolling interest - DaVinciRe	$994,458	$930,955
Redeemable noncontrolling interest - Medici	181,136	115,009
Redeemable noncontrolling interests	$1,175,594	$1,045,964

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	2016	2015	2014
Redeemable noncontrolling interest - DaVinciRe	$118,748	$106,399	$149,817
Redeemable noncontrolling interest - Medici	8,338	4,651	3,721
Net income attributable to redeemable noncontrolling interests	$127,086	$111,050	$153,538

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 24.0% at December 31, 2016 (2015 - 26.3%).
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
2015
During January 2015, DaVinciRe redeemed a portion of its outstanding shares from certain existing DaVinciRe shareholders, including the RenaissanceRe. The net redemption as a result of these transactions was $225.0 million. In connection with the redemption, DaVinciRe retained a $22.5 million holdback. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 26.3%, effective January 1, 2015.
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
See “Note 23. Subsequent Events” for additional information related to DaVinciRe shareholder transactions which occurred subsequent to December 31, 2016.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2016	2015
Balance – January 1	$930,955	$1,037,306
Redemption of shares from redeemable noncontrolling interest	(98,285)	(212,750)
Sale of shares to redeemable noncontrolling interest	43,040	—
Net income attributable to redeemable noncontrolling interest	118,748	106,399
Balance – December 31	$994,458	$930,955

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
2015
During 2015, third-party investors subscribed for $36.1 million and redeemed $20.1 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 46.1%, effective December 31, 2015.
2016
During the year ended December 31, 2016, third-party investors subscribed for $79.5 million and redeemed $21.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 36.5% at December 31, 2016. The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
See “Note 23. Subsequent Events” for additional information related to Medici transactions which occurred subsequent to December 31, 2016.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	2016	2015
Balance – January 1	$115,009	$94,402
Redemption of shares from redeemable noncontrolling interest	(21,729)	(20,117)
Sale of shares to redeemable noncontrolling interest	79,518	36,073
Net income attributable to redeemable noncontrolling interest	8,338	4,651
Balance – December 31	$181,136	$115,009

NOTE 11. VARIABLE INTEREST ENTITIES
Upsilon RFO
Effective January 1, 2013, the Company formed and launched Upsilon RFO, a managed joint venture, and a Bermuda domiciled SPI, to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market.
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
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of Upsilon RFO as it: (i) has the power over the activities that most significantly impact the economic performance of Upsilon RFO and (ii) has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Upsilon RFO, in accordance with the accounting guidance. As a result, the Company consolidates Upsilon RFO and all significant inter-company transactions have been eliminated. Other than its equity investment in Upsilon RFO, the Company has not provided financial or other support to Upsilon RFO that it was not contractually required to provide.
2015
During 2015, Upsilon RFO returned capital to all of the investors who participated in risks incepting during 2014, including the Company. The total amount of capital returned was $420.2 million, including $132.3 million to the Company.
In conjunction with risks incepting during 2015, $153.7 million of Upsilon RFO non-voting preference shares were issued to unaffiliated third-party investors through their investment in Upsilon Fund.  Additionally, $42.5 million of the non-voting preference shares were issued to the Company, representing a 21.7% participation in the risks assumed by Upsilon RFO incepting during 2015. At December 31, 2015, the Company’s consolidated total assets included $135.7 million of capital raised from third party investors and received by Upsilon RFO prior to December 31, 2014 for risks incepted during the first quarter of 2015.
2016
During 2016, Upsilon RFO returned $242.5 million of capital to its investors, including $59.8 million to the Company. In addition, during 2016, $166.6 million of Upsilon RFO non-voting preference shares were issued to existing investors therein, including $55.2 million to the Company. At December 31, 2016, the Company’s participation in the risks assumed by Upsilon RFO was 28.8%.
At December 31, 2016, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $193.0 million and $193.0 million, respectively (2015 - $250.6 million and $250.5 million, respectively).
See “Note 23. Subsequent Events” for additional information related to Upsilon RFO transactions which occurred subsequent to December 31, 2016.
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
Upon issuance of a series of notes by Mona Lisa Re, all of the proceeds from the issuance were deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance and/or DaVinci underlying such series of notes. The outstanding principal amount of each series of notes generally will be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes.
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. The Company evaluated its relationship with Mona Lisa Re and concluded it does not have a variable interest in Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company. The Company has not provided financial or other support to Mona Lisa Re that it was not contractually required to provide.
At December 31, 2016, the total assets and total liabilities of Mona Lisa Re were $184.2 million and $184.2 million, respectively (2015 - $184.0 million and $184.0 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $7.4 million and $5.1 million, respectively, during 2016 (2015 - $7.3 million and $5.0 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $7.3 million and $5.0 million, respectively, during 2016 (2015 - $7.3 million and $5.0 million, respectively).
Fibonacci Re
Effective November 7, 2016, Fibonacci Re, a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raised capital from third party investors and the Company via a private placement of participating notes that are listed on the Bermuda Stock Exchange. Under the terms of this arrangement, RUM receives an origination and structuring fee.
Upon issuance of a series of notes by Fibonacci Re, all of the proceeds from the issuance are deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance underlying such series of notes. The outstanding principal amount of each series of notes generally will be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes.
The Company concluded that Fibonacci Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. The Company evaluated its relationship with Fibonacci Re and concluded it is not the primary beneficiary of Fibonacci Re as it does not have power over the activities that most significantly impact the economic performance of Fibonacci Re. As a result, the Company does not consolidate the financial position or results of operations of Fibonacci Re.
The only transactions related to Fibonacci Re that will be recorded in the Company’s consolidated financial statements will be the ceded reinsurance agreements entered into by Renaissance Reinsurance that are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance, and the fair value of the participating notes owned by the Company. There were no material balances included in the financial statements of Fibonacci Re at December 31, 2016. Other than its investment in the participating notes of Fibonacci Re, the Company has not provided financial or other support to Fibonacci Re that it was not contractually required to provide.
See “Note 23. Subsequent Events” for additional information related to Fibonacci Re transactions which occurred subsequent to December 31, 2016.

NOTE 12. SHAREHOLDERS’ EQUITY
Authorized Capital
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2016	2015	2014
(thousands of shares)
Issued and outstanding shares – January 1	43,701	38,442	43,646
Issuance of shares	—	7,435	—
Repurchase of shares	(2,741)	(2,473)	(5,355)
Exercise of options and issuance of restricted stock awards	227	297	151
Issued and outstanding shares – December 31	41,187	43,701	38,442

Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.31 per common share to common shareholders of record on March 15, 2016, June 15, 2016, September 15, 2016 and December 15, 2016, respectively, and RenaissanceRe paid a dividend of $0.31 per common share to common shareholders on March 31, 2016, June 30, 2016, September 30, 2016 and December 30, 2016, respectively. Dividends declared and paid on common shares amounted to $1.24 per common share for 2016 (2015 - $1.20, 2014 - $1.16), or $51.6 million on all common shares outstanding (2015 - $54.0 million, 2014 - $45.9 million). During 2016, RenaissanceRe declared and paid $22.4 million in preference share dividends (2015 - $22.4 million, 2014 - $22.4 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2016, RenaissanceRe’s Board of Directors approved a renewal of the authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2016, the Company repurchased an aggregate of 2.7 million shares in open market transactions at an aggregate cost of $309.4 million, and at an average share price of $112.87. At December 31, 2016, $500.0 million remained available for repurchase under the Board authorized share repurchase program.
See “Note 23. Subsequent Events” for additional information related to share repurchases subsequent to December 31, 2016 and an increase in the Company’s authorized share repurchase program.
Preference Shares
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share and in May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares at $25 per share. On June 27, 2013, RenaissanceRe redeemed 5 million Series C Preference Shares for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, 5 million Series C Preference Shares remain outstanding.
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
NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2016	2015	2014
(thousands of shares)
Numerator:
Net income available to RenaissanceRe common shareholders	$480,581	$408,811	$510,337
Amount allocated to participating common shareholders (1)	(5,666)	(4,721)	(6,760)
Net income allocated to RenaissanceRe common shareholders	$474,915	$404,090	$503,577
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	41,314	43,157	39,425
Per common share equivalents of employee stock options and performance shares	245	369	543
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	41,559	43,526	39,968
Basic income per RenaissanceRe common share	$11.50	$9.36	$12.77
Diluted income per RenaissanceRe common share	$11.43	$9.28	$12.60

(1)
Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, 2010 Performance-Based Equity Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

NOTE 14. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
The Company has equity interests in the Tower Hill Companies as described in “Note 5. Investments”. The Company has entered into reinsurance arrangements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance arrangements with respect to business produced by the Tower Hill Companies. For 2016, the Company recorded $32.8 million (2015 - $32.2 million, 2014 - $40.0 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates. Gross premiums earned totaled $32.3 million (2015 - $35.8 million, 2014 - $41.9 million) and expenses incurred were $3.8 million (2015 - $4.1 million, 2014 - $4.7 million) for 2016. The Company had a net related outstanding receivable balance of $14.2 million as of December 31, 2016 (2015 - $14.3 million). During 2016, the Company recovered net claims and claim expenses of $1.5 million (2015 - assumed net claims and claim expenses of $1.6 million, 2014 - assumed net claims and claim expenses of $3.6 million) and, as of December 31, 2016, had a net reserve for claims and claim expenses of $36.8 million (2015 - $38.2 million). In addition, the Company received distributions of $9.0 million from THIG during 2016 (2015 - $13.1 million).
During 2016, the Company received distributions from Top Layer Re of $Nil (2015 - $Nil, 2014 - $Nil), and recorded a management fee of $2.6 million (2015 - $2.6 million, 2014 - $2.8 million). The management fee reimburses the Company for services it provides to Top Layer Re.
During 2016, the Company received 80.8% of its gross premiums written (2015 - 81.5%, 2014 - 87.2%) from three brokers. Subsidiaries and affiliates of AON, Marsh, and Willis Towers Watson accounted for approximately 46.4%, 23.6% and 10.8%, respectively, of gross premiums written in 2016 (2015 - 48.1%, 21.7% and 11.7%, respectively, 2014 - 51.5%, 21.5% and 14.2%, respectively).

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
RenaissanceRe Finance and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. federal income tax return. Should the U.S. subsidiaries pay a dividend to RenaissanceRe, withholding taxes would apply to the extent of current year or accumulated earnings and profits at an expected tax rate of 5.0%. The Company also has operations in Ireland, the U.K., and Singapore which are subject to income taxes imposed by the respective jurisdictions in which they operate. Withholding taxes would not be expected to apply to dividends paid to RenaissanceRe from its subsidiaries in Ireland, the U.K., and Singapore.
The following is a summary of the Company’s income (loss) before taxes allocated between domestic and foreign operations:

Year ended December 31,	2016	2015	2014
Domestic
Bermuda	$652,758	$511,114	$701,476
Foreign
U.K.	(24,278)	(22,712)	(3,166)
U.S.	(1,236)	12,523	(10,977)
Ireland	964	188	1,549
Singapore	2,180	(4,737)	(2,018)
Income before taxes	$630,388	$496,376	$686,864

Income tax (expense) benefit is comprised as follows:

Year ended December 31, 2016	Current	Deferred	Total
Total income tax (expense) benefit	$(2,090)	$1,750	$(340)
Year ended December 31, 2015
Total income tax (expense) benefit	$(3,471)	$49,337	$45,866
Year ended December 31, 2014
Total income tax (expense) benefit	$(699)	$91	$(608)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0%, 12.5%, 20.0% and 17.0% have been used for Bermuda, the U.S., Ireland, the U.K. and Singapore, respectively.
The Company’s effective income tax rate, which it calculates as income tax expense divided by net income before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income (loss) in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax net income (loss) can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the geographic location, the size and the nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions.  In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, which does not have a corporate income tax, including the majority of the Company’s catastrophe business, which can result in significant volatility to its pre-tax net income (loss) in any given period.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2016	2015	2014
Expected income tax benefit	$4,856	$1,011	$4,725
Tax exempt income	4,487	4,939	671
Transaction costs	(131)	3,654	—
Change in valuation allowance	(924)	43,808	(5,554)
Non-taxable foreign exchange (losses) gains	(1,126)	(1,897)	885
Withholding tax	(2,578)	(3,036)	(327)
Other	(4,924)	(2,613)	(1,008)
Income tax (expense) benefit	$(340)	$45,866	$(608)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2016	2015
Deferred tax assets
Tax loss and credit carryforwards	$51,620	$40,512
Reserve for claims and claim expenses	26,265	29,833
Deferred interest expense	18,408	18,901
Accrued expenses	9,386	15,730
Unearned premiums	7,496	8,946
Deferred underwriting results	—	421
	113,175	114,343
Deferred tax liabilities
Deferred acquisition expenses	(7,485)	(10,741)
Amortization and depreciation	(3,605)	(5,899)
Deferred underwriting results	(2,964)	—
Investments	(223)	(1,479)
	(14,277)	(18,119)
Net deferred tax asset before valuation allowance	98,898	96,224
Valuation allowance	(18,776)	(17,852)
Net deferred tax asset	$80,122	$78,372

During 2016, the Company recorded a net increase to the valuation allowance of $0.9 million (2015 – decrease of $43.8 million, 2014 – increase of $5.6 million). The Company’s net deferred tax asset primarily relates to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to reserves for claims and claim expenses, deferred interest expense, accrued expenses, unearned premiums, deferred underwriting results, deferred acquisition expenses, amortization and depreciation and investments. The Company’s valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. Losses incurred within the U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss at the U.S. tax-paying subsidiaries for the three year period ended December 31, 2011. The Company concluded that a valuation allowance was required from 2011 through the period ended December 31, 2014 based on the relevant evidence during that time period, primarily that the Company remained in a cumulative GAAP taxable loss position for this period, among other facts. As of December 31, 2014, the U.S. valuation allowance was $48.5 million. In the first quarter of 2015, as a result of expected profits in the U.S. based operations due principally to the Platinum acquisition, the Company determined it was more likely than not it would be able to recover a substantial portion of the U.S. net deferred tax asset and thus reduced the U.S. valuation allowance from $48.5 million to $1.0 million. Factors that led to this determination included the combined cumulative GAAP taxable income position of the Company’s U.S.-based operations (including the entities acquired) along with the future expected profits of the combined operations.
A valuation allowance has been provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards.
In the U.S., the Company has net operating loss carryforwards of $91.4 million. Under applicable law, the U.S. net operating loss carryforwards will begin to expire in 2031. In the U.K., Ireland and Singapore, the Company has net operating loss carryforwards of $90.9 million, $10.4 million and $7.6 million, respectively. Under applicable law, the U.K., Irish and Singapore net operating losses can be carried forward for an indefinite period.
The Company had a net refund for U.S. federal, Irish, U.K. and Singapore income taxes of $1.1 million for the year ended 2016 (2015 – net payment of $10.3 million, 2014 – net payment of $1.1 million).
The Company has unrecognized tax benefits of $Nil as of December 31, 2016 (2015 – $Nil). Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense. At December 31, 2016, interest and penalties accrued on unrecognized tax benefits were $Nil (2015 – $Nil). Income tax returns filed for tax years 2013 through 2015, 2012 through 2015, 2015, and 2012 through 2015, are open for examination by the IRS, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its results from operations and financial condition.
NOTE 16. SEGMENT REPORTING
The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact its reportable segments. As a result of the evolution of the Company following its acquisition of Platinum, the integration of Platinum’s activities within the Company, the growth of the Company’s casualty and specialty lines of business, the current management structure including recent management changes and current underwriting platforms, the Company has changed its reportable segments to “Property” and “Casualty and Specialty”. Comparative segment reporting information has been reclassified to conform to the current presentation, however the change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows, as previously reported.
The Company’s reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures managed by the Company’s ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures managed by the Company’s ventures unit. In addition to its reportable segments, the Company has an Other category, which primarily includes its strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests, certain expenses related to the acquisition of Platinum, and the remnants of its former Bermuda-based insurance operations.
The Company’s Property segment is managed by the Chief Underwriting Officer - Property and the Casualty and Specialty segment is managed by the Chief Underwriting Officer - Casualty and Specialty. Each of the Chief Underwriting Officer - Property and Chief Underwriting Officer - Casualty and Specialty operate under the direction of the Company’s Group Chief Underwriting Officer, who in turn reports to the Company’s President and Chief Executive Officer.
The underwriting results of Platinum are included in the Company’s Property and Casualty and Specialty segments from March 2, 2015, as appropriate.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Year ended December 31, 2016	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,111,263	$1,263,313	$—	$2,374,576
Net premiums written	$725,321	$809,848	$143	$1,535,312
Net premiums earned	$720,951	$682,337	$142	$1,403,430
Net claims and claim expenses incurred	151,545	380,396	(1,110)	530,831
Acquisition expenses	97,594	191,729	—	289,323
Operational expenses	108,642	88,984	123	197,749
Underwriting income	$363,170	$21,228	$1,129	385,527
Net investment income			181,726	181,726
Net foreign exchange losses			(13,788)	(13,788)
Equity in earnings of other ventures			963	963
Other income			14,178	14,178
Net realized and unrealized gains on investments			141,328	141,328
Corporate expenses			(37,402)	(37,402)
Interest expense			(42,144)	(42,144)
Income before taxes and redeemable noncontrolling interests				630,388
Income tax expense			(340)	(340)
Net income attributable to redeemable noncontrolling interests			(127,086)	(127,086)
Dividends on preference shares			(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders				$480,581

Net claims and claim expenses incurred – current accident year	$256,421	$438,536	$—	$694,957
Net claims and claim expenses incurred – prior accident years	(104,876)	(58,140)	(1,110)	(164,126)
Net claims and claim expenses incurred – total	$151,545	$380,396	$(1,110)	$530,831

Net claims and claim expense ratio – current accident year	35.6%	64.3%		49.5%
Net claims and claim expense ratio – prior accident years	(14.6)%	(8.6)%		(11.7)%
Net claims and claim expense ratio – calendar year	21.0%	55.7%		37.8%
Underwriting expense ratio	28.6%	41.2%		34.7%
Combined ratio	49.6%	96.9%		72.5%

Year ended December 31, 2015	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,072,159	$939,241	$(90)	$2,011,310
Net premiums written	$726,145	$690,086	$(48)	$1,416,183
Net premiums earned	$805,985	$594,614	$(48)	$1,400,551
Net claims and claim expenses incurred	128,290	320,818	(870)	448,238
Acquisition expenses	94,249	144,095	248	238,592
Operational expenses	118,666	100,180	266	219,112
Underwriting income	$464,780	$29,521	$308	494,609
Net investment income			152,567	152,567
Net foreign exchange losses			(3,051)	(3,051)
Equity in earnings of other ventures			20,481	20,481
Other income			13,472	13,472
Net realized and unrealized losses on investments			(68,918)	(68,918)
Corporate expenses			(76,514)	(76,514)
Interest expense			(36,270)	(36,270)
Income before taxes and redeemable noncontrolling interests				496,376
Income tax benefit			45,866	45,866
Net income attributable to redeemable noncontrolling interests			(111,050)	(111,050)
Dividends on preference shares			(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders				$408,811

Net claims and claim expenses incurred – current accident year	$222,076	$388,609	$—	$610,685
Net claims and claim expenses incurred – prior accident years	(93,786)	(67,791)	(870)	(162,447)
Net claims and claim expenses incurred – total	$128,290	$320,818	$(870)	$448,238

Net claims and claim expense ratio – current accident year	27.6%	65.4%		43.6%
Net claims and claim expense ratio – prior accident years	(11.7)%	(11.4)%		(11.6)%
Net claims and claim expense ratio – calendar year	15.9%	54.0%		32.0%
Underwriting expense ratio	26.4%	41.0%		32.7%
Combined ratio	42.3%	95.0%		64.7%

Year ended December 31, 2014	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,074,890	$475,373	$309	$1,550,572
Net premiums written	$662,552	$405,340	$344	$1,068,236
Net premiums earned	$698,416	$363,632	$368	$1,062,416
Net claims and claim expenses incurred	16,643	187,441	(6,137)	197,947
Acquisition expenses	66,262	84,762	(6,548)	144,476
Operational expenses	117,943	72,393	303	190,639
Underwriting income	$497,568	$19,036	$12,750	529,354
Net investment income			124,316	124,316
Net foreign exchange gains			6,260	6,260
Equity in earnings of other ventures			26,075	26,075
Other loss			(423)	(423)
Net realized and unrealized gains on investments			41,433	41,433
Corporate expenses			(22,749)	(22,749)
Interest expense			(17,402)	(17,402)
Income before taxes and redeemable noncontrolling interests				686,864
Income tax expense			(608)	(608)
Net income attributable to redeemable noncontrolling interests			(153,538)	(153,538)
Dividends on preference shares			(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders				$510,337

Net claims and claim expenses incurred – current accident year	$103,901	$237,844	$—	$341,745
Net claims and claim expenses incurred – prior accident years	(87,258)	(50,403)	(6,137)	(143,798)
Net claims and claim expenses incurred – total	$16,643	$187,441	$(6,137)	$197,947

Net claims and claim expense ratio – current accident year	14.9%	65.4%		32.2%
Net claims and claim expense ratio – prior accident years	(12.5)%	(13.9)%		(13.6)%
Net claims and claim expense ratio – calendar year	2.4%	51.5%		18.6%
Underwriting expense ratio	26.4%	43.3%		31.6%
Combined ratio	28.8%	94.8%		50.2%

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2016	2015	2014
Property
U.S. and Caribbean	$743,226	$671,887	$635,069
Worldwide	210,168	234,801	210,441
Worldwide (excluding U.S.) (1)	55,043	76,370	137,466
Japan	44,536	32,830	33,967
Europe	37,611	32,973	33,115
Australia and New Zealand	13,729	15,869	22,746
Other	6,950	7,429	2,086
Total Property	1,111,263	1,072,159	1,074,890
Casualty and Specialty
U.S. and Caribbean	757,052	522,778	228,062
Worldwide	471,301	320,452	226,652
Worldwide (excluding U.S.) (1)	13,840	87,597	6,946
Europe	5,541	936	238
Australia and New Zealand	5,073	1,627	7,865
Other	10,506	5,851	5,610
Total Casualty and Specialty	1,263,313	939,241	475,373
Other category	—	(90)	309
Total gross premiums written	$2,374,576	$2,011,310	$1,550,572

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).
NOTE 17. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS
Stock Incentive Compensation Plans and Awards
The Company is authorized to issue restricted stock awards and units, performance shares, stock options and other equity-based awards to its employees and directors pursuant to various stock incentive compensation plans.
On May 16, 2016, the Company’s shareholders approved the Company’s 2016 Long-Term Incentive Plan (the “2016 Long-Term Incentive Plan”). Pursuant to the 2016 Long-Term Incentive Plan, the Company is authorized to issue up to 1,625,000 common shares plus the number of shares that were subject to awards outstanding under the Company’s 2001 Stock Incentive Plan, as amended (the “2001 Stock Incentive Plan”) and the Company’s 2010 Performance-Based Equity Incentive Plan, as amended (the “2010 Performance Plan”) as of the effective date of the 2016 Long-Term Incentive Plan that are forfeited, canceled, settled in cash, or otherwise terminated without delivery after the effective date. The 2016 Long-Term Incentive Plan permits the grant of stock options, restricted stock, restricted stock units, performance awards (including cash-based performance awards) and other share-based awards to employees, officers, non-employee directors and consultants or advisors of the Company and its affiliates.
The 2001 Stock Incentive Plan, which permitted the grant of stock options, restricted stock awards and other share-based awards to employees of RenaissanceRe and its subsidiaries, expired in accordance with its terms on February 6, 2016 and no additional awards may be made under this plan. The 2010 Performance Plan, pursuant to which the Company granted performance shares, was terminated on May 16, 2016 upon approval of the 2016 Long-Term Incentive Plan, and no additional awards will be made under this plan. The terms and conditions of outstanding awards granted under the 2001 Share Incentive Plan and the 2010 Performance Plan were not affected by the respective expiration and termination of these plans.

In 2010, the Company instituted a cash settled restricted stock unit (“CSRSU”) plan, the 2010 Restricted Stock Unit Plan, which allowed for the issuance of equity awards in the form of CSRSUs. In November 2016, the 2010 Restricted Stock Plan was terminated and replaced with a new cash settled restricted stock unit plan, the 2016 Restricted Stock Unit Plan. The terms and conditions of CSRSU awards outstanding under the 2010 Restricted Stock Unit Plan at the time of termination were not affected, but no additional awards will be made under the 2010 Restricted Stock Unit Plan.
The Company’s 2004 Stock Option Incentive Plan (the “Premium Option Plan”) was terminated on August 15, 2007 with respect to future option grants. Options outstanding at the time of the termination remained outstanding and unmodified until they expired. The Premium Option Plan expired on May 20, 2014 and at December 31, 2014, 2015 and 2016, there were no options outstanding under the Premium Option Plan.
Options
The Company has not granted stock options since 2008. Outstanding stock options were granted pursuant to the 2001 Stock Incentive Plan and allow for the purchase of RenaissanceRe common shares at a price that is equal to, or not less than, the fair market value of RenaissanceRe common shares as of the effective grant date. Options generally vested over four years and expire 10 years from the date of grant.
Restricted Stock Awards
Restricted stock awards granted periodically under the 2001 Stock Incentive Plan and the 2016 Long-Term Incentive Plan generally vest ratably over a four year period. The Company has also granted restricted stock awards to non-employee directors, which generally vest ratably over a three year period.
Performance Shares
Performance share awards made periodically to certain of the Company’s executive officers pursuant to the 2010 Performance Plan, 2001 Share Incentive Plan and 2016 Long-Term Incentive Plan are subject to vesting conditions based on both continued service and the attainment of pre-established performance goals. If performance goals are achieved, the performance shares will vest up to a maximum of 250% of target. Grants under this plan generally cliff vest at the end of a three year vesting period based on the attainment of annual performance goals over the vesting period. The performance shares have a market condition, which is the Company’s total shareholder return relative to its peer group. Total shareholder return is based on the average closing share price over the 20 trading days preceding and including the start and end of the annual performance period.
In 2012 and 2013, the Chief Executive Officer received certain special equity awards relating to promotions, which included grants of performance shares which vest over a period of four years, but otherwise have similar terms to other performance share awards.
Cash Settled Restricted Stock Units
CSRSUs are liability awards with fair value measurement based on the fair market value of the Company’s common shares at the end of each reporting period. CSRSUs granted periodically by the Board of Directors pursuant to the 2010 Restricted Stock Unit Plan and 2016 Restricted Stock Unit Plan generally vest ratably over four years.

Valuation Assumptions
Performance Shares
The fair value of performance shares is measured on the date of grant using a Monte Carlo simulation model which requires certain of the same inputs underlying the Black-Scholes methodology, that being: share price; expected volatility; expected term; expected dividend yield; and risk-free interest rates. The following are the weighted average-assumptions used to estimate the fair value for all performance shares issued in each respective year.

Performance Shares
Year ended December 31,	2016	2015
Expected volatility (1)	14.3% - 14.7%	14.3% - 14.4%
Expected term (in years)	n/a	n/a
Expected dividend yield	n/a	n/a
Risk-free interest rate (1)	0.38% - 1.18%	0.07% - 1.02%

(1)	The expected volatility and risk-free interest rate applied are specific to each tranche of performance shares.
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
The total cost of the performance shares is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model. The Company recognizes cost equal to fair value per performance share multiplied by the target number of performance shares on the grant date. The cost is then amortized as an expense over the requisite service period net of estimated service-based forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For 2016, the Company used a 0% forfeiture rate for performance shares (2015 - 0%).
Restricted Stock Awards
The fair value of restricted stock awards is determined based on the fair market value of RenaissanceRe common shares on the grant date. The estimated fair value of restricted stock awards, net of estimated forfeitures, is amortized as an expense over the requisite service period net of estimated service-based forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For 2016, the Company used a 0% forfeiture rate for restricted stock awards (2015 - 0%).
Cash Settled Restricted Stock Units
CSRSUs are revalued at the end of each quarterly reporting period based on the then fair market value of RenaissanceRe’s common shares. The total cost is adjusted each quarter for unvested CSRSUs to reflect the current share price, and this total cost is amortized as an expense over the requisite service period, net of estimated forfeitures. When estimating forfeitures, the Company considers its historical forfeitures as well as expectations about employee behavior. For 2016, the Company used a 13% forfeiture rate for its CSRSUs (2015 - 13%).

Summary of Stock Compensation Activity
The following is a summary of activity under the Company’s stock compensation plans.
Options

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2013	828,092	$48.77	2.9	$40,221	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(60,262)	49.52		$2,900
Balance, December 31, 2014	767,830	$48.71	2.0	$37,246	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(359,618)	45.09		$21,205
Balance, December 31, 2015	408,212	$51.90	1.6	$25,020	$42.66 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(201,417)	$50.59		$14,806
Balance, December 31, 2016	206,795	$53.17	0.9	$17,174	$50.71 - $59.66
Total options exercisable at December 31, 2016	206,795	$53.17	0.9	$17,174	$50.71 - $59.66

Premium Option Plan Awards

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2013	572,000	$73.62		$13,567	$73.06 - $74.24
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(572,000)	73.62		13,414
Balance, December 31, 2014	—	$—		$—	$—
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—		—
Balance, December 31, 2015	—	$—		$—	$—
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—		—
Balance, December 31, 2016	—	$—	0.0	$—	$—
Total options exercisable at December 31, 2016	—	$—	0.0	$—	$—

Cash Settled Restricted Stock Units

Number of shares
Nonvested at December 31, 2013	394,145
Awards granted	119,382
Awards vested	(159,094)
Awards forfeited	(16,110)
Nonvested at December 31, 2014	338,323
Awards granted	160,817
Awards vested	(144,440)
Awards forfeited	(28,622)
Nonvested at December 31, 2015	326,078
Awards granted	135,119
Awards vested	(133,278)
Awards forfeited	(19,575)
Nonvested at December 31, 2016	308,344

Performance Shares

	Number of shares (1)	Weighted average grant-date fair value
Nonvested at December 31, 2013	359,543	$30.55
Awards granted	102,668	$46.45
Awards vested	—
Awards forfeited	(213,639)
Nonvested at December 31, 2014	248,572	$39.62
Awards granted	103,024	$44.98
Awards vested	—
Awards forfeited	(121,325)
Nonvested at December 31, 2015	230,271	$41.40
Awards granted	77,045	$48.31
Awards vested	(58,032)	$38.80
Awards forfeited	(37,903)
Nonvested at December 31, 2016	211,381	$44.63

(1) For performance shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

Restricted Stock Awards

	Employee restricted stock awards		Non-employee director restricted stock awards		Total restricted stock awards
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2013	569,492	$76.11	31,486	$78.57	600,978	$76.24
Awards granted	215,054	95.79	14,455	95.06	229,509	95.74
Awards vested	(332,725)	73.74	(15,886)	74.96	(348,611)	73.79
Awards forfeited	(99)	55.80	—	—	(99)	55.80
Nonvested at December 31, 2014	451,722	$87.29	30,055	$88.41	481,777	$87.36
Awards granted	195,337	102.17	14,575	102.90	209,912	102.22
Awards vested	(168,019)	82.75	(17,744)	86.37	(185,763)	83.10
Awards forfeited	—	—	—	—	—	—
Nonvested at December 31, 2015	479,040	$94.95	26,886	$97.61	505,926	$95.09
Awards granted	179,003	112.41	14,727	114.71	193,730	112.59
Awards vested	(255,873)	93.98	(16,068)	96.83	(271,941)	94.15
Awards forfeited	—	—	—	—	—	—
Nonvested at December 31, 2016	402,170	$103.34	25,545	$107.95	427,715	$103.61

There were 1,762,185 shares available for issuance under the 2016 Long-Term Incentive Plan at December 31, 2016 and no shares available for issuance under the 2001 Stock Incentive Plan or 2010 Performance Share Plan at December 31, 2016.
The aggregate fair value of restricted stock awards, performance shares and CSRSUs vested during 2016 was $54.5 million (2015 – $34.0 million, 2014 – $48.7 million). Cash in the amount of $Nil was received from employees as a result of employee stock option exercises during 2016 (2015 – $0.1 million, 2014 – $0.5 million). In connection with share vestings and option exercises, there was no excess windfall tax benefit realized by the Company due to its net operating loss position in the taxable jurisdictions in which it operates. RenaissanceRe issues new shares upon the exercise of an option.
The total stock compensation expense recognized in the Company’s consolidated statements of operations during 2016 was $47.4 million (2015 – $38.3 million, 2014 – $37.6 million). As of December 31, 2016, there was $28.9 million of total unrecognized compensation cost related to restricted stock awards, $28.9 million related to CSRSUs and $3.4 million related to performance shares, which will be recognized, on a weighted average basis, during the next 1.6, 1.7 and 1.6 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $4.0 million to its defined contribution pension plans in 2016 (2015 – $4.3 million, 2014 – $3.6 million).

NOTE 18. STATUTORY REQUIREMENTS
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
Group Supervision
The Bermuda Monetary Authority (“BMA”) is the group supervisor of the Company. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), the Company shall ensure that it can meet its minimum solvency margin (“MSM”), defined as the minimum amount by which the value of the assets of the Company must exceed the value of its liabilities, the breach of which represents an unacceptable level of risk and triggers the strongest supervisory actions.
In addition, the Company is required to maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. The ECR is equal to the greater of the MSM or required capital calculated by reference to the BSCR. Effective January 1, 2016, the BMA embedded the Economic Balance Sheet (“EBS”) framework in the Bermuda legislative and regulatory regime. This modified the reporting requirements applicable to commercial insurers and insurance groups. Under the EBS framework, the BMA prescribes the use of financial statements prepared in accordance with GAAP as the basis on which statutory financial statements are prepared, and those statutory financial statements form the starting basis for the EBS. The ECR is then calculated based on the EBS, as opposed to the statutory financial statements on which it was previously based.
The BMA expects the Company to operate at or above a target level capital (“TCL”) which is set at 120% of the ECR, the breach of which may trigger additional reporting requirements or other enhanced oversight. The Company is currently completing its 2016 group BSCR, which must be filed with the BMA on or before May 31, 2017, and at this time, the Company believes it will exceed the target level of required economic statutory capital.
The actual statutory capital and surplus, required minimum statutory capital and surplus and restricted net assets of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Bermuda (1)		U.S.		U.K. (2) (3)
At December 31,	2016	2015	2016	2015	2016	2015
Actual statutory capital and surplus	$4,212,787	$4,878,811	$523,340	$521,522	$491,213	$485,256
Required statutory capital and surplus	807,108	1,782,778	221,023	219,164	491,213	485,256
Restricted net assets	1,779,319	838,633	324,567	321,362	—	—

(1)
Required statutory capital and surplus of the Company's Bermuda-domiciled insurance subsidiaries is calculated as the greater of the MSM and the ECR, with the ECR being equal to the higher of each insurer's MSM or required capital calculated by reference to the BSCR. The Company's Bermuda-domiciled insurance subsidiaries’ BSCR for the year ended December 31, 2016 will not be filed with the BMA until April 30, 2017. Therefore, at December 31, 2016, actual capital and surplus is based on the relevant insurer’s statutory financial statements and required statutory capital and surplus is based on the MSM of all relevant insurers. Required capital and surplus presented above at December 31, 2015 reflects the higher of the MSM and ECR for all relevant insurers, as described above.

(2)
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

(3)
Syndicate 1458 is capitalized by its FAL, with the related assets not held on its balance sheet. As such, restricted net assets is not applicable to Syndicate 1458; however, the Company can make an application to obtain approval from Lloyd’s to have funds released to RenaissanceRe from Syndicate 1458, subject to passing a Lloyd’s release test.

Statutory net income of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Statutory Net Income
	Bermuda	U.S. (1)	U.K.
Year ended December 31, 2016	$625,371	$43,292	$28,007
Year ended December 31, 2015	355,132	58,752	1,627
Year ended December 31, 2014	623,931	—	24,433

(1)	Prior to the Company’s acquisition of Platinum on March 2, 2015, the Company did not have any U.S.-domiciled insurance subsidiaries.
The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements do not reflect goodwill and intangible assets. Also, in the U.S., fixed maturity investments are generally recorded at amortized cost and deferred income tax is charged directly to equity. In the U.S. and the U.K., deferred acquisition costs are generally not reflected in the statutory financial statements. None of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2016, 2015 and 2014.
Dividend Restrictions of RenaissanceRe
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and to a degree, cash and securities. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., the U.K. and Ireland. RenaissanceRe’s ability to pay dividends and distribute capital to shareholders is limited by the Bermuda Companies Act 1981, insofar as after the payment, RenaissanceRe must still be able to pay its liabilities as they come due and the realizable value of its assets must be greater than its liabilities. At December 31, 2016, $1.4 billion of RenaissanceRe’s retained earnings would be unrestricted and available for payment of dividends or distribution to shareholders of RenaissanceRe.
Bermuda-Domiciled Insurance Entities
Under the Insurance Act, certain subsidiaries of RenaissanceRe are required to prepare and file statutory financial statements. Effective January 1, 2016, the BMA prescribed the use of financial statements prepared in accordance with GAAP as the basis on which the statutory financial statements are prepared, subject to the application of certain prudential filters. These statutory financial statements are used to prepare the EBS. In addition, Bermuda insurance subsidiaries of RenaissanceRe are required to maintain certain measures of solvency and liquidity and file a BSCR return.
Class 3B and Class 4 Insurers
Under the Insurance Act, RenaissanceRe Specialty U.S. is defined as a Class 3B insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain statutory economic capital at a level equal to its ECR which is the greater of its MSM and the required capital calculated by reference to the BSCR.
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
The Company is currently completing its 2016 Bermuda-domiciled statutory filings for Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty U.S., which must be filed with the BMA on or before April 30, 2017, and at this time, the Company believes each of Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty U.S. will exceed the target level of required statutory economic capital.
As a result of the acquisition of Platinum and the potential for organizational and capital changes, Renaissance Reinsurance and RenaissanceRe Specialty Risks each received a request from the BMA, on February 24, 2015 and March 27, 2015, respectively, to obtain written approval prior to paying dividends or returning capital to RenaissanceRe during 2015. Subsequent to these requests and through December 31, 2015, Renaissance Reinsurance and RenaissanceRe Specialty Risks returned capital, which included dividends declared and return of capital, of $245.0 million and $680.0 million, respectively.
Effective October 1, 2016, each of RenaissanceRe Specialty Risks and Platinum Bermuda merged into Renaissance Reinsurance, with Renaissance Reinsurance being the sole surviving entity. As part of the merger, Renaissance Reinsurance applied for, and effective November 18, 2016 received, approval from the BMA to reduce its statutory capital by $500.0 million through a return of capital. The return of capital was completed prior to December 31, 2016.
For the year ended December 31, 2015, Renaissance Reinsurance submitted applications to the BMA, and received approval, to exempt it from recording and recognizing certain third party guarantees as statutory liabilities and corresponding reductions of statutory capital and surplus for purposes of filing its statutory financial statements. The maximum monetary impact of including the third party guarantees in Renaissance Reinsurance’s statutory financial statements at December 31, 2015 would have been an increase to statutory liabilities $390.4 million, and a corresponding decrease to statutory capital and surplus. If these amounts were included in Renaissance Reinsurance’s statutory financial statements, Renaissance Reinsurance would have still exceeded the required measures of solvency and liquidity, and the target level of required statutory capital, as discussed above. During 2016, certain of these guarantees ceased to exist as a result of the merger of RenaissanceRe Specialty Risks into Renaissance Reinsurance. In addition, under the new statutory reporting regime in effect for the year ended December 31, 2016, as described above, applications to the BMA in respect of such guarantees are no longer required. Instead, such guarantees are valued based on the expected present value of future cash flows required to settle the contingent liability over the lifetime of that contingent liability, using the basic risk-free interest rate.
SPIs
Under the Insurance Act, Upsilon RFO is considered an SPI. See “Note 11. Variable Interest Entities” for additional information related to Upsilon RFO. Unlike other (re)insurers, such as the Class 3B and Class 4 insurers discussed above, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure. Further, the BMA has the discretion to modify such insurer’s reporting requirements under the Insurance Act.  Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. Upsilon RFO applied for and received a direction from the BMA, which, subject to specified conditions, modifies its filing requirements in respect of statutory financial statements for the year ended December 31, 2016.
U.S.-Domiciled Insurance Entities
The Company has a U.S.-domiciled insurance subsidiary, Renaissance Reinsurance U.S., which was acquired on March 2, 2015 and is subject to statutory accounting principles as defined by the National Association of Insurance Commissioners (the “NAIC”). The NAIC uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law.

Laws and regulations in the U.S. establish minimum capital adequacy levels and grant regulators the authority to take specific actions based on the level of impairment. For Renaissance Reinsurance U.S., this amount is the Company Action Level (“CAL”) based on the RBC model of the NAIC and represents the first level at which regulatory action is triggered.
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

During 2017, Renaissance Reinsurance U.S. will have ordinary dividend capacity of $25.4 million (2016 - $26.0 million).
State insurance laws and regulations require Renaissance Reinsurance U.S. to file statutory basis financial statements with insurance regulators in each state where it is licensed, authorized or accredited to do business. The operations of Renaissance Reinsurance U.S. are subject to examination by those state insurance regulators at any time. The Company is currently completing the 2016 statutory basis financial statements for Renaissance Reinsurance U.S., which must be filed with the NAIC, on or before March 1, 2017. At this time, the Company believes Renaissance Reinsurance U.S. will exceed the CAL.
U.K.-Domiciled Syndicate 1458
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
Multi-Beneficiary Reinsurance Trusts
Each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2016 with respect to the MBRTs totaled $673.2 million and $136.7 million for Renaissance Reinsurance and DaVinci, respectively (2015 – $505.0 million and $135.3 million, respectively), compared to the minimum amount required under U.S. state regulations of $608.3 million and $90.4 million, respectively (2015 – $378.8 million and $100.1 million, respectively).

Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the state of Florida, and are authorized to provide reduced collateral equal to 20% and 50%, respectively, of their net outstanding insurance liabilities to Florida-domiciled insurers. Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants. Because the RCTs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2016 with respect to the RCTs totaled $39.5 million and $19.1 million for Renaissance Reinsurance and DaVinci, respectively (2015 - $41.7 million and $18.9 million, respectively), compared to the minimum amount required under U.S. state regulations of $14.9 million and $14.1 million, respectively (2015 - $15.2 million and $10.4 million, respectively).
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

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,384	1,235	$149	Other assets	$—	$149
Foreign currency forward contracts (1)	774	—	774	Other assets	—	774
Foreign currency forward contracts (2)	621	447	174	Other assets	—	174
Credit default swaps	1,429	23	1,406	Other assets	—	1,406
Total	$4,208	$1,705	$2,503		$—	$2,503

	Derivative Liabilities
At December 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,030	1,235	$795	Other liabilities	$789	$6
Foreign currency forward contracts (1)	10,550	397	10,153	Other liabilities	—	10,153
Foreign currency forward contracts (2)	766	447	319	Other liabilities	—	319
Credit default swaps	181	23	158	Other liabilities	—	158
Total	$13,527	$2,102	$11,425		$789	$10,636

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,059	937	$122	Other assets	$—	$122
Foreign currency forward contracts (1)	4,645	82	4,563	Other assets	—	4,563
Foreign currency forward contracts (2)	1,007	599	408	Other assets	—	408
Credit default swaps	257	44	213	Other assets	—	213
Total	$6,968	$1,662	$5,306		$—	$5,306

	Derivative Liabilities
At December 31, 2015	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,293	937	$1,356	Other liabilities	$1,356	$—
Foreign currency forward contracts (1)	1,891	81	1,810	Other liabilities	—	1,810
Foreign currency forward contracts (2)	806	599	207	Other liabilities	—	207
Credit default swaps	491	44	447	Other liabilities	447	—
Total	$5,481	$1,661	$3,820		$1,803	$2,017

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 5. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2016	2015	2014
Interest rate futures	Net realized and unrealized gains (losses) on investments	$(17,379)	$5,573	$(32,713)
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(6,937)	(1,943)	4,457
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(1,591)	8,862	12,623
Credit default swaps	Net realized and unrealized gains (losses) on investments	1,965	(313)	328
Weather contract	Net realized and unrealized gains (losses) on investments	—	183	1,454
Total		$(23,942)	$12,362	$(13,851)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2016.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk. At December 31, 2016, the Company had $1,208.3 million of notional long positions and $727.9 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (2015 – $1,012.5 million and $1,115.9 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
Foreign Currency Derivatives
The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in the Company’s consolidated financial statements. All changes in exchange rates, with the exception of non-monetary assets and liabilities, are recognized in the Company’s consolidated statements of operations.
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2016, the Company had outstanding underwriting related foreign currency contracts of $184.2 million in notional long positions and $91.4 million in notional short positions, denominated in U.S. dollars (2015 – $172.4 million and $101.5 million, respectively).

Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2016, the Company had outstanding investment portfolio related foreign currency contracts of $26.9 million in notional long positions and $57.3 million in notional short positions, denominated in U.S. dollars (2015 – $31.3 million and $143.4 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2016, the Company had outstanding credit derivatives of $Nil in notional long positions and $75.2 million in notional short positions, denominated in U.S. dollars (2015 – $Nil and $46.1 million, respectively).
Weather Contract
The Company, from time to time, transacts in certain derivative-based risk management products that address weather-related risks. The fair value of these contracts is determined through the use of an internal valuation model with the inputs to the internal valuation model based on proprietary data as observable market inputs are not available. The most significant unobservable input is the potential payment that would become due to a counterparty following the occurrence of a triggering event as reported by an external agency. Generally, the Company’s portfolio of such derivatives is relatively small and such derivatives are frequently seasonal in nature. During 2015, the Company settled an outstanding weather contract with an insurance company and at December 31, 2016 and 2015, did not have any outstanding weather contract positions.
NOTE 20. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
CONCENTRATION OF CREDIT RISK
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2016. See “Note 7. Reinsurance”, for information with respect to reinsurance recoverable.
EMPLOYMENT AGREEMENTS
The Board of Directors has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for, among other things, severance payments under certain circumstances, as well as accelerated vesting of options and certain restricted stock grants, upon a change in control, as defined in the employment agreements and the Company’s stock incentive plans.

LETTERS OF CREDIT AND OTHER COMMITMENTS
At December 31, 2016, the Company’s banks have issued letters of credit of $894.2 million in favor of certain ceding companies, including the Renaissance Reinsurance FAL Facility and Specialty Risks FAL Facility, each noted below. In connection with the Company’s Top Layer Re joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts.
At December 31, 2016, letters of credit in the amounts of $380.0 million and £90.0 million were issued pursuant to the Renaissance Reinsurance FAL Facility and £10.0 million issued pursuant to the Specialty Risks FAL Facility.
See “Note 9. Debt and Credit Facilities” for additional information related to the Company’s debt and credit facilities.
PRIVATE EQUITY AND INVESTMENT COMMITMENTS
The Company has committed capital to private equity partnerships and other entities of $794.2 million, of which $554.7 million has been contributed at December 31, 2016. The Company’s remaining commitments to these funds at December 31, 2016 totaled $249.4 million. These commitments do not have a defined contractual commitment date.
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
OPERATING AND CAPITAL LEASES
The Company leases office space under operating leases which expire at various dates through 2023. Future minimum lease payments under existing operating leases are expected to be as follows:

Minimum lease payments
2017	$7,553
2018	7,078
2019	6,159
2020	4,634
2021	4,308
After 2021	4,819
Future minimum lease payments under existing operating leases	$34,551

The Company’s capital leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. The future minimum lease payments of the Company’s capital leases are detailed below, and relate principally to the transaction noted above, excluding the bargain renewal option.

Minimum lease payments
2017	$3,017
2018	2,539
2019	2,661
2020	2,661
2021	2,661
After 2021	17,297
Future minimum lease payments under existing capital leases	$30,836

FOREIGN TO FOREIGN RETROCESSIONS
During the fourth quarter of 2015, the Company recognized a recovery and corresponding reduction to acquisition expenses in its Property segment of $7.7 million associated with the December 2015 decision by the IRS to revoke its position that federal excise tax applies on foreign to foreign retrocessions.
LITIGATION
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. In the Company’s industry, business litigation may involve allegations of underwriting or claims-handling errors or misconduct, disputes relating to the scope of, or compliance with, the terms of delegated underwriting agreements, employment claims, regulatory actions or disputes arising from the Company’s business ventures. The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages. Generally, the Company’s direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving or arising out of claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its claims and claim expense reserves which are discussed in “Note 8. Reserve for Claims and Claim Expenses”. In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues
Gross premiums written	$862,133	$643,578	$759,128	$661,997	$430,224	$369,642	$323,091	$336,093
Net premiums written	$511,675	$404,035	$519,916	$508,677	$284,222	$266,820	$219,499	$236,651
(Increase) decrease in unearned premiums	(158,069)	(107,275)	(168,514)	(128,849)	62,299	95,568	132,402	124,924
Net premiums earned	353,606	296,760	351,402	379,828	346,521	362,388	351,901	361,575
Net investment income	28,863	39,707	54,124	38,604	51,423	28,338	47,316	45,918
Net foreign exchange (losses) gains	(1,692)	(3,130)	(690)	(1,740)	(5,986)	616	(5,420)	1,203
Equity in earnings (losses) of other ventures	1,611	5,295	6,022	6,160	(11,630)	5,730	4,960	3,296
Other income	4,079	1,539	2,654	1,427	2,268	2,306	5,177	8,200
Net realized and unrealized gains (losses) on investments	61,653	41,749	69,772	(26,712)	59,870	(41,138)	(49,967)	(42,817)
Total revenues	448,120	381,920	483,284	397,567	442,466	358,240	353,967	377,375
Expenses
Net claims and claim expenses incurred	126,605	76,853	167,750	169,344	112,575	100,028	123,901	102,013
Acquisition costs	65,592	43,401	69,005	61,666	80,580	78,126	74,146	55,399
Operational expenses	56,235	45,621	51,073	54,673	40,493	54,518	49,948	64,300
Corporate expenses	8,225	45,533	5,752	12,868	11,537	7,322	11,888	10,791
Interest expense	10,538	5,316	10,536	9,862	10,536	10,542	10,534	10,550
Total expenses	267,195	216,724	304,116	308,413	255,721	250,536	270,417	243,053
Income before taxes	180,925	165,196	179,168	89,154	186,745	107,704	83,550	134,322
Income tax (expense) benefit	(2,744)	47,904	(6,612)	1,842	1,316	4,573	7,700	(8,453)
Net income	178,181	213,100	172,556	90,996	188,061	112,277	91,250	125,869
Net income attributable to redeemable noncontrolling interests	(44,591)	(39,662)	(30,635)	(12,167)	(35,641)	(31,153)	(16,219)	(28,068)
Net income available to RenaissanceRe	133,590	173,438	141,921	78,829	152,420	81,124	75,031	97,801
Dividends on preference shares	(5,595)	(5,595)	(5,596)	(5,596)	(5,595)	(5,595)	(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders	$127,995	$167,843	$136,325	$73,233	$146,825	$75,529	$69,436	$92,206
Net income available to RenaissanceRe common shareholders per common share – basic	$2.97	$4.18	$3.23	$1.60	$3.58	$1.68	$1.70	$2.11
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.95	$4.14	$3.22	$1.59	$3.56	$1.66	$1.69	$2.09
Average shares outstanding – basic	42,577	39,631	41,693	45,303	40,513	44,564	40,474	43,131
Average shares outstanding – diluted	42,912	40,021	41,885	45,657	40,733	44,913	40,707	43,513

NOTE 22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at December 31, 2016 and 2015, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months and year ended December 31, 2016, 2015 and 2014, respectively. Each of RRNAH, Platinum Finance and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities”.

Condensed Consolidating Balance Sheet at December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$387,274	$119,163	$267,556	$45,027	$8,497,948	$—	$9,316,968
Cash and cash equivalents	7,067	162	6,671	9,397	397,860	—	421,157
Investments in subsidiaries	4,074,769	34,761	843,089	1,165,413	—	(6,118,032)	—
Due from subsidiaries and affiliates	7,413	91,892	—	—	—	(99,305)	—
Premiums receivable	—	—	—	—	987,323	—	987,323
Prepaid reinsurance premiums	—	—	—	—	441,260	—	441,260
Reinsurance recoverable	—	—	—	—	279,564	—	279,564
Accrued investment income	105	289	551	106	37,025	—	38,076
Deferred acquisition costs	—	—	—	—	335,325	—	335,325
Receivable for investments sold	136	2	99	45	105,559	—	105,841
Other assets	410,757	37,204	4,689	127,572	118,098	(522,938)	175,382
Goodwill and other intangible assets	130,407	—	—	—	120,779	—	251,186
Total assets	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,848,294	$—	$2,848,294
Unearned premiums	—	—	—	—	1,231,573	—	1,231,573
Debt	117,000	—	255,352	545,889	147,422	(117,000)	948,663
Amounts due to subsidiaries and affiliates	14,644	42	123	96,061	—	(110,870)	—
Reinsurance balances payable	—	—	—	—	673,983	—	673,983
Payable for investments purchased	—	—	—	—	305,714	—	305,714
Other liabilities	19,707	10,544	—	13,350	270,610	(12,527)	301,684
Total liabilities	151,351	10,586	255,475	655,300	5,477,596	(240,397)	6,309,911
Redeemable noncontrolling interests	—	—	—	—	1,175,594	—	1,175,594
Shareholders’ Equity
Total shareholders’ equity	4,866,577	272,887	867,180	692,260	4,667,551	(6,499,878)	4,866,577
Total liabilities, noncontrolling interests and shareholders’ equity	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$349,892	$127,087	$205,777	$—	$8,316,312	$—	$8,999,068
Cash and cash equivalents	10,185	5,908	7,103	677	483,012	—	506,885
Investments in subsidiaries	3,902,519	48,754	867,909	1,185,736	—	(6,004,918)	—
Due from subsidiaries and affiliates	81,282	69,739	—	—	—	(151,021)	—
Premiums receivable	—	—	—	—	778,009	—	778,009
Prepaid reinsurance premiums	—	—	—	—	230,671	—	230,671
Reinsurance recoverable	—	—	—	—	134,526	—	134,526
Accrued investment income	1,253	169	348	—	37,979	—	39,749
Deferred acquisition costs	—	—	—	—	199,380	—	199,380
Receivable for investments sold	26	1	68,537	—	152,270	—	220,834
Other assets	390,302	29,532	12,852	115,456	124,215	(491,346)	181,011
Goodwill and other intangible assets	137,064	—	—	—	128,090	—	265,154
Total assets	$4,872,523	$281,190	$1,162,526	$1,301,869	$10,584,464	$(6,647,285)	$11,555,287
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,767,045	$—	$2,767,045
Unearned premiums	—	—	—	—	889,102	—	889,102
Debt	117,000	—	268,196	545,187	147,112	(117,000)	960,495
Amounts due to subsidiaries and affiliates	2,641	202	204	68,204	—	(71,251)	—
Reinsurance balances payable	—	—	—	—	523,974	—	523,974
Payable for investments purchased	999	6	25	—	390,348	—	391,378
Other liabilities	19,699	1,148	6,620	—	222,320	(4,642)	245,145
Total liabilities	140,339	1,356	275,045	613,391	4,939,901	(192,893)	5,777,139
Redeemable noncontrolling interests	—	—	—	—	1,045,964	—	1,045,964
Shareholders’ Equity
Total shareholders’ equity	4,732,184	279,834	887,481	688,478	4,598,599	(6,454,392)	4,732,184
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,872,523	$281,190	$1,162,526	$1,301,869	$10,584,464	$(6,647,285)	$11,555,287

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,403,430	$—	$1,403,430
Net investment income	24,178	1,852	3,989	569	175,407	(24,269)	181,726
Net foreign exchange losses	(2)	—	—	—	(13,786)	—	(13,788)
Equity in earnings of other ventures	—	—	—	—	963	—	963
Other (loss) income	(772)	—	—	—	14,950	—	14,178
Net realized and unrealized gains on investments	4,151	4,659	8,193	46	124,279	—	141,328
Total revenues	27,555	6,511	12,182	615	1,705,243	(24,269)	1,727,837
Expenses
Net claims and claim expenses incurred	—	—	—	—	530,831	—	530,831
Acquisition expenses	—	—	—	—	289,323	—	289,323
Operational expenses	13,716	(112)	296	22,152	176,041	(14,344)	197,749
Corporate expenses	26,848	203	—	7	10,344	—	37,402
Interest expense	562	—	5,906	26,176	10,062	(562)	42,144
Total expenses	41,126	91	6,202	48,335	1,016,601	(14,906)	1,097,449
(Loss) income before equity in net income of subsidiaries and taxes	(13,571)	6,420	5,980	(47,720)	688,642	(9,363)	630,388
Equity in net income of subsidiaries	516,533	3,857	25,073	38,628	—	(584,091)	—
Income (loss) before taxes	502,962	10,277	31,053	(9,092)	688,642	(593,454)	630,388
Income tax (expense) benefit	—	(2,275)	(1,462)	11,014	(7,617)	—	(340)
Net income	502,962	8,002	29,591	1,922	681,025	(593,454)	630,048
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Net income attributable to RenaissanceRe	502,962	8,002	29,591	1,922	553,939	(593,454)	502,962
Dividends on preference shares	(22,381)	—	—	—	—	—	(22,381)
Net income attributable to RenaissanceRe common shareholders	$480,581	$8,002	$29,591	$1,922	$553,939	$(593,454)	$480,581

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$502,962	$8,002	$29,591	$1,922	$681,025	$(593,454)	$630,048
Change in net unrealized gains on investments	—	—	—	—	(975)	—	(975)
Comprehensive income	502,962	8,002	29,591	1,922	680,050	(593,454)	629,073
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Comprehensive income attributable to RenaissanceRe	$502,962	$8,002	$29,591	$1,922	$552,964	$(593,454)	$501,987

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,400,551	$—	$1,400,551
Net investment income	15,391	1,251	4,063	996	144,642	(13,776)	152,567
Net foreign exchange gains (losses)	4	—	—	—	(3,055)	—	(3,051)
Equity in earnings of other ventures	—	—	—	—	20,481	—	20,481
Other income	663	—	—	—	13,472	(663)	13,472
Net realized and unrealized (losses) gains on investments	(2,080)	566	(2,600)	—	(64,804)	—	(68,918)
Total revenues	13,978	1,817	1,463	996	1,511,287	(14,439)	1,515,102
Expenses
Net claims and claim expenses incurred	—	—	—	—	448,238	—	448,238
Acquisition expenses	—	—	—	—	238,592	—	238,592
Operational expenses	4,249	4,561	3	2,503	207,802	(6)	219,112
Corporate expenses	40,808	312	3	—	35,391	—	76,514
Interest expense	1,255	7,233	4,922	16,179	7,677	(996)	36,270
Total expenses	46,312	12,106	4,928	18,682	937,700	(1,002)	1,018,726
(Loss) income before equity in net income of subsidiaries and taxes	(32,334)	(10,289)	(3,465)	(17,686)	573,587	(13,437)	496,376
Equity in net income of subsidiaries	463,526	5,493	35,329	72,925	—	(577,273)	—
Income (loss) before taxes	431,192	(4,796)	31,864	55,239	573,587	(590,710)	496,376
Income tax benefit	—	32,005	1,985	6,190	5,686	—	45,866
Net income	431,192	27,209	33,849	61,429	579,273	(590,710)	542,242
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Net income attributable to RenaissanceRe	431,192	27,209	33,849	61,429	468,223	(590,710)	431,192
Dividends on preference shares	(22,381)	—	—	—	—	—	(22,381)
Net income available to RenaissanceRe common shareholders	$408,811	$27,209	$33,849	$61,429	$468,223	$(590,710)	$408,811

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$431,192	$27,209	$33,849	$61,429	$579,273	$(590,710)	$542,242
Change in net unrealized gains on investments	—	—	—	—	(1,308)	—	(1,308)
Comprehensive income	431,192	27,209	33,849	61,429	577,965	(590,710)	540,934
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Comprehensive income available to RenaissanceRe	$431,192	$27,209	$33,849	$61,429	$466,915	$(590,710)	$429,884

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,062,416	$—	$1,062,416
Net investment income	2,706	1,765	123,582	(3,737)	124,316
Net foreign exchange (losses) gains	(13)	—	6,273	—	6,260
Equity in earnings of other ventures	—	—	26,075	—	26,075
Other loss	—	(7)	(416)	—	(423)
Net realized and unrealized gains on investments	83	9,069	32,281	—	41,433
Total revenues	2,776	10,827	1,250,211	(3,737)	1,260,077
Expenses
Net claims and claim expenses incurred	—	—	197,947	—	197,947
Acquisition expenses	—	—	144,476	—	144,476
Operational expenses	(4,890)	7,004	188,857	(332)	190,639
Corporate expenses	20,787	238	1,724	—	22,749
Interest expense	—	14,467	2,935	—	17,402
Total expenses	15,897	21,709	535,939	(332)	573,213
(Loss) income before equity in net earnings of subsidiaries and taxes	(13,121)	(10,882)	714,272	(3,405)	686,864
Equity in net earnings of subsidiaries	545,839	6,491	—	(552,330)	—
Income (loss) before taxes	532,718	(4,391)	714,272	(555,735)	686,864
Income tax benefit (expense)	—	4,064	(4,672)	—	(608)
Net income (loss)	532,718	(327)	709,600	(555,735)	686,256
Net income attributable to redeemable noncontrolling interests	—	—	(153,538)	—	(153,538)
Net income (loss) attributable to RenaissanceRe	532,718	(327)	556,062	(555,735)	532,718
Dividends on preference shares	(22,381)	—	—	—	(22,381)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$510,337	$(327)	$556,062	$(555,735)	$510,337

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$532,718	$(327)	$709,600	$(555,735)	$686,256
Change in net unrealized gains on investments	—	—	(715)	—	(715)
Comprehensive income (loss)	532,718	(327)	708,885	(555,735)	685,541
Net income attributable to redeemable noncontrolling interests	—	—	(153,538)	—	(153,538)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	(153,538)	—	(153,538)
Comprehensive income (loss) attributable to RenaissanceRe	$532,718	$(327)	$555,347	$(555,735)	$532,003

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(18,452)	$1,477	$(14,501)	$(34,607)	$535,912	$469,829
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	314,568	69,941	145,082	—	7,572,923	8,102,514
Purchases of fixed maturity investments trading	(336,345)	(123,046)	(291,053)	—	(7,532,276)	(8,282,720)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	17,692	17,692
Net (purchases) sales of equity investments trading	—	(2,389)	193,022	—	(5,845)	184,788
Net (purchases) sales of short term investments	(111,814)	67,684	(32,901)	—	(41,586)	(118,617)
Net purchases of other investments	—	—	—	—	(68,589)	(68,589)
Net sales of other assets	—	—	—	—	400	400
Dividends and return of capital from subsidiaries	617,239	2,900	—	13,125	(633,264)	—
Contributions to subsidiaries	(108,674)	—	—	—	108,674	—
Due to (from) subsidiary	23,758	(22,313)	(81)	30,202	(31,566)	—
Net cash provided by (used in) investing activities	398,732	(7,223)	14,069	43,327	(613,437)	(164,532)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(51,583)	—	—	—	—	(51,583)
Dividends paid – preference shares	(22,381)	—	—	—	—	(22,381)
RenaissanceRe common share repurchases	(309,434)	—	—	—	—	(309,434)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(2,990)	(2,990)
Net cash used in financing activities	(383,398)	—	—	—	(2,990)	(386,388)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(4,637)	(4,637)
Net (decrease) increase in cash and cash equivalents	(3,118)	(5,746)	(432)	8,720	(85,152)	(85,728)
Cash and cash equivalents, beginning of period	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of period	$7,067	$162	$6,671	$9,397	$397,860	$421,157

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(39,213)	$(9,201)	$(6,830)	$(17,871)	$487,852	$414,737
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	63,824	49,807	45,087	—	9,323,024	9,481,742
Purchases of fixed maturity investments trading	(161,183)	(59,040)	—	—	(9,462,845)	(9,683,068)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	8,688	8,688
Net sales (purchases) of equity investments trading	—	33,693	(269,244)	—	87,993	(147,558)
Net (purchases) sales of short term investments	(116,461)	(63,305)	238,177	—	610,705	669,116
Net sales of other investments	—	—	—	—	15,843	15,843
Net purchases of investments in other ventures	—	—	—	—	(10,150)	(10,150)
Net sales of other assets	—	—	—	—	4,500	4,500
Dividends and return of capital from subsidiaries	1,584,624	180,000	65,000	87,553	(1,917,177)	—
Contributions to subsidiaries	(294,733)	(8,550)	(66,753)	(185,000)	555,036	—
Due to (from) subsidiaries	207,996	(118,529)	129	(183,405)	93,809	—
Net purchase of Platinum	(904,433)	—	1,537	—	224,744	(678,152)
Net cash provided by (used in) investing activities	379,634	14,076	13,933	(280,852)	(465,830)	(339,039)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(53,967)	—	—	—	—	(53,967)
Dividends paid – preference shares	(22,381)	—	—	—	—	(22,381)
RenaissanceRe common share repurchases	(259,874)	—	—	—	—	(259,874)
Net issuance of debt	—	—	—	299,400	146,189	445,589
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(193,032)	(193,032)
Net cash (used in) provided by financing activities	(336,222)	—	—	299,400	(46,843)	(83,665)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(10,732)	(10,732)
Net increase (decrease) in cash and cash equivalents	4,199	4,875	7,103	677	(35,553)	(18,699)
Cash and cash equivalents, beginning of period	5,986	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of period	$10,185	$5,908	$7,103	$677	$483,012	$506,885
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$429	$(18,114)	$678,342	$660,657
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	88,273	20,487	7,573,813	7,682,573
Purchases of fixed maturity investments trading	(88,341)	(14,969)	(7,535,868)	(7,639,178)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	7,088	7,088
Net sales (purchases) of equity investments trading	—	13,761	(33,764)	(20,003)
Net sales (purchases) of short term investments	73,717	225	(28,919)	45,023
Net sales of other investments	—	—	59,120	59,120
Net sales of investments in other ventures	—	—	1,030	1,030
Net sales of other assets	—	—	6,000	6,000
Dividends and return of capital from subsidiaries	1,259,224	11,204	(1,270,428)	—
Contributions to subsidiaries	(759,456)	(1,949)	761,405	—
Due to (from) subsidiary	6,315	(13,639)	7,324	—
Net cash provided by (used in) investing activities	579,732	15,120	(453,199)	141,653
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(45,912)	—	—	(45,912)
Dividends paid – preference shares	(22,381)	—	—	(22,381)
RenaissanceRe common share repurchases	(514,678)	—	—	(514,678)
Net third party redeemable noncontrolling interest share transactions	—	—	(111,707)	(111,707)
Net cash used in financing activities	(582,971)	—	(111,707)	(694,678)
Effect of exchange rate changes on foreign currency cash	—	—	9,920	9,920
Net (decrease) increase in cash and cash equivalents	(2,810)	(2,994)	123,356	117,552
Cash and cash equivalents, beginning of year	8,796	4,027	395,209	408,032
Cash and cash equivalents, end of year	$5,986	$1,033	$518,565	$525,584

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 23. SUBSEQUENT EVENTS
During January 2017, DaVinciRe redeemed $75.0 million of its outstanding shares from certain existing DaVinciRe shareholders, including RenaissanceRe. In connection with the redemption, DaVinciRe retained a $15.0 million holdback. In addition, RenaissanceRe sold an aggregate of $24.0 million of its shares in DaVinciRe to an existing shareholder and a new shareholder. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 22.6%, effective January 1, 2017.
During January 2017, Upsilon RFO returned $41.8 million of capital to its investors, including $9.5 million to the Company. In addition, $134.1 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $9.5 million to the Company. During February 2017, an existing third party investor purchased $7.5 million of Upsilon RFO non-voting preference shares from the Company. Effective February 1, 2017, the Company’s participation in the risks assumed by Upsilon RFO was 16.6%.
Effective with the risk period incepting on January 1, 2017, Fibonacci Re raised $140.0 million of capital from third party investors and the Company, via participating notes which are listed on the Bermuda Stock Exchange. Effective February 1, 2017, the Company’s net retained economic ownership interest in Fibonacci Re was 7.2%.
Subsequent to December 31, 2016 and through the period ended February 17, 2017, third-party investors subscribed for and redeemed an aggregate of $25.9 million and $1.5 million, respectively, of the participating, non-voting common shares of Medici. In addition, the Company subscribed for and redeemed an aggregate of $10.2 million and $10.0 million, respectively, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 33.7%, effective February 1, 2017.
Subsequent to December 31, 2016 and through the period ended February 17, 2017, the Company repurchased 281 thousand common shares in open market transactions at an aggregate cost of $40.0 million and at an average share price of $142.40.
On February 22, 2017, RenaissanceRe’s Board of Directors approved an increase in the authorized share repurchase program to an aggregate amount of $500.0 million. Unless terminated earlier by resolution of RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the shares authorized.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENAISSANCERE HOLDINGS LTD.
We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated February 22, 2017 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2016. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 22, 2017

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2016
	Amortized Cost or Cost	Fair Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturity investments
U.S. treasuries	$2,635,282	$2,617,894	$2,617,894
Agencies	91,905	90,972	90,972
Municipal	524,559	519,069	519,069
Non-U.S. government (Sovereign debt)	342,108	333,224	333,224
Non-U.S. government-backed corporate	137,024	133,300	133,300
Corporate	1,868,125	1,877,243	1,877,243
Agency mortgage-backed	471,235	462,493	462,493
Non-agency mortgage-backed	252,829	258,944	258,944
Commercial mortgage-backed	409,682	409,747	409,747
Asset-backed	187,941	188,358	188,358
Total fixed maturity investments	$6,920,690	6,891,244	6,891,244
Short term investments		1,368,379	1,368,379
Equity investments		383,313	383,313
Other investments		549,805	549,805
Investments in other ventures, under equity method		124,227	124,227
Total investments		$9,316,968	$9,316,968

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2016 AND 2015
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2016	2015
Assets
Fixed maturity investments trading, at fair value - amortized cost $22,402 at December 31, 2016 (2015 - $96,957)	$22,119	$96,441
Short term investments, at fair value	365,155	253,451
Cash and cash equivalents	7,067	10,185
Investments in subsidiaries	4,074,769	3,902,519
Due from subsidiaries	7,413	19,168
Dividends due from subsidiaries	—	62,114
Accrued investment income	105	1,253
Receivable for investments sold	136	26
Other assets	410,757	390,302
Goodwill and other intangible assets	130,407	137,064
Total assets	$5,017,928	$4,872,523
Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$117,000	$117,000
Due to subsidiaries	14,644	2,641
Payable for investments purchased	—	999
Other liabilities	19,707	19,699
Total liabilities	151,351	140,339
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2016 (2015 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 41,187,413 shares issued and outstanding at December 31, 2016 (2015 – 43,701,064)	41,187	43,701
Additional paid-in capital	216,558	507,674
Accumulated other comprehensive income	1,133	2,108
Retained earnings	4,207,699	3,778,701
Total shareholders’ equity	4,866,577	4,732,184
Total liabilities and shareholders’ equity	$5,017,928	$4,872,523

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2016	2015	2014
Revenues
Net investment income	$24,178	$15,391	$2,706
Net foreign exchange (losses) gains	(2)	4	(13)
Other (loss) income	(772)	663	—
Net realized and unrealized gains (losses) on investments	4,151	(2,080)	83
Total revenues	27,555	13,978	2,776
Expenses
Interest expense	562	1,255	—
Operational expenses	13,716	4,249	(4,890)
Corporate expenses	26,848	40,808	20,787
Total expenses	41,126	46,312	15,897
Loss before equity in net income of subsidiaries	(13,571)	(32,334)	(13,121)
Equity in net income of subsidiaries	516,533	463,526	545,839
Net income	502,962	431,192	532,718
Dividends on preference shares	(22,381)	(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders	$480,581	$408,811	$510,337

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2016	2015	2014
Comprehensive income
Net income	$502,962	$431,192	$532,718
Comprehensive income attributable to RenaissanceRe	$502,962	$431,192	$532,718

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2016	2015	2014
Cash flows used in operating activities:
Net income	$502,962	$431,192	$532,718
Less: equity in net income of subsidiaries	(516,533)	(463,526)	(545,839)
	(13,571)	(32,334)	(13,121)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Net realized and unrealized (gains) losses on investments	(4,151)	2,080	(83)
Other	(730)	(8,959)	13,633
Net cash (used in) provided by operating activities	(18,452)	(39,213)	429
Cash flows provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	314,568	63,824	88,273
Purchases of fixed maturity investments trading	(336,345)	(161,183)	(88,341)
Net (purchases) sales of short term investments	(111,814)	(116,461)	73,717
Dividends and return of capital from subsidiaries	617,239	1,584,624	1,259,224
Contributions to subsidiaries	(108,674)	(294,733)	(759,456)
Due to (from) subsidiary	23,758	207,996	6,315
Net purchase of Platinum	—	(904,433)	—
Net cash provided by investing activities	398,732	379,634	579,732
Cash flows used in financing activities:
Dividends paid – RenaissanceRe common shares	(51,583)	(53,967)	(45,912)
Dividends paid – preference shares	(22,381)	(22,381)	(22,381)
RenaissanceRe common share repurchases	(309,434)	(259,874)	(514,678)
Net cash used in financing activities	(383,398)	(336,222)	(582,971)
Net (decrease) increase in cash and cash equivalents	(3,118)	4,199	(2,810)
Cash and cash equivalents, beginning of year	10,185	5,986	8,796
Cash and cash equivalents, end of year	$7,067	$10,185	$5,986

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2016			Year ended December 31, 2016
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$46,938	$627,774	$289,080	$720,951	$—	$151,545	$97,594	$108,642	$725,321
Casualty and Specialty	288,387	2,195,126	942,493	682,337	—	380,396	191,729	88,984	809,848
Other	—	25,394	—	142	181,726	(1,110)	—	123	143
Total	$335,325	$2,848,294	$1,231,573	$1,403,430	$181,726	$530,831	$289,323	$197,749	$1,535,312

	December 31, 2015			Year ended December 31, 2015
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$39,763	$706,199	$272,050	$805,985	$—	$128,290	$94,249	$118,666	$726,145
Casualty and Specialty	159,617	2,033,168	617,052	594,614	—	320,818	144,095	100,180	690,086
Other	—	27,678	—	(48)	152,567	(870)	248	266	(48)
Total	$199,380	$2,767,045	$889,102	$1,400,551	$152,567	$448,238	$238,592	$219,112	$1,416,183

	December 31, 2014			Year ended December 31, 2014
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$41,161	$634,725	$280,238	$698,416	$—	$16,643	$66,262	$117,943	$662,552
Casualty and Specialty	68,898	736,099	232,148	363,632	—	187,441	84,762	72,393	405,340
Other	—	41,686	—	368	124,316	(6,137)	(6,548)	303	344
Total	$110,059	$1,412,510	$512,386	$1,062,416	$124,316	$197,947	$144,476	$190,639	$1,068,236

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2016
Property and liability premiums earned	$157,112	$628,675	$1,874,993	$1,403,430	134%
Year ended December 31, 2015
Property and liability premiums earned	$98,182	$466,719	$1,769,088	$1,400,551	126%
Year ended December 31, 2014
Property and liability premiums earned	$66,027	$453,658	$1,450,047	$1,062,416	136%
SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2016	$335,325	$2,848,294	$—	$1,231,573	$1,403,430	$181,726
Year ended December 31, 2015	$199,380	$2,767,045	$—	$889,102	$1,400,551	$152,567
Year ended December 31, 2014	$110,059	$1,412,510	$—	$512,386	$1,062,416	$124,316

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2016	$694,957	$(164,126)	$289,323	$589,294	$1,535,312
Year ended December 31, 2015	$610,685	$(162,447)	$238,592	$521,312	$1,416,183
Year ended December 31, 2014	$341,745	$(143,798)	$144,476	$281,116	$1,068,236

EXHIBIT INDEX
Exhibit

Number	Description

2.1	Agreement and Plan of Merger, dated as of November 23, 2014, by and among RenaissanceRe Holdings Ltd., Port Holdings Ltd. and Platinum Underwriters Holdings, Ltd., including the exhibits thereto. (23)

3.1	Memorandum of Association. (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (1)

4.1	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (4)

4.2	Certificate of Designation, Preferences and Rights of 5.375% Series E Preference Shares. (5)

4.2(a)	Form of Stock Certificate Evidencing the 5.375% Series E Preference Shares. (5)

4.3	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Companies America, as trustee. (6)

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

4.3(d)
Second Supplemental Indenture, dated as of July 3, 2015, among RenRe North America Holdings, Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, RenaissanceRe Finance Inc., as co-obligor, and Deutsche Bank Trust Companies America, as trustee. (29)

4.4	Indenture, dated as of May 26, 2005, among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, and JPMorgan Chase Bank, N.A., as trustee. (32)

4.4(a)
Second Supplemental Indenture, dated as of November 2, 2005, among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, and JPMorgan Chase Bank, N.A., as trustee. (33)

4.4(b)
Third Supplemental Indenture, dated as of March 3, 2015, among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, RenaissanceRe Holdings Ltd., as parent guarantor, and The Bank of New York Mellon Trust Company (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (26)

4.4(c)
Fourth Supplemental Indenture, dated as of July 1, 2015, among Platinum Underwriters Finance, Inc., as issuer, Platinum Underwriters Holdings, Ltd., as guarantor, RenaissanceRe Holdings Ltd., as parent guarantor, and The Bank of New York Mellon Trust Company (as successor in interest to JPMorgan Chase Bank, N.A.), as trustee. (29)

4.4(d)	Guarantee, dated as of March 3, 2015, executed by RenaissanceRe for the benefit of the holders of Platinum Underwriters Finance, Inc.’s Series B 7.50% Notes due June 1, 2017. (26)

4.4(e)	Exchange and Registration Rights Agreement, dated as of May 26, 2005, among Platinum Underwriters Holdings, Ltd., Platinum Underwriters Finance, Inc. and Goldman, Sachs & Co. (32)

4.5	Senior Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (27)

i

4.5(a)
First Supplemental Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (27)

4.5(b)	Senior Debt Securities Guarantee Agreement, dated as of March 24, 2015, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee. (27)

10.1*	Further Amended and Restated Employment Agreement, dated as of July 22, 2016, by and between RenaissanceRe Holdings Ltd. and Kevin J. O'Donnell. (39)

10.2*	Legacy Form of Further Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (39)**

10.3*	Form of Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (39)***

10.4*	Letter agreement, dated July 6, 2016, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K. (39)

10.5*	Letter agreement, dated April 11, 2013, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K. (39)

10.6*	Employment Agreement, dated as of October 23, 2013, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (11)

10.7*	Separation, Consulting, and Release Agreement, dated as of July 22, 2016, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (39)

10.8*	RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (38)

10.8(a)*	Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (39)

10.8(b)*	Form of Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (39)

10.8(c)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in 2016). (39)

10.8(d)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan.

10.9*	RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan. (41)

10.9(a)*	Form of Restricted Stock Unit Agreement pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan. (41)

10.10*	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (15)

10.10(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (16)

10.10(b)*	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (16)

10.10(c)*	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.10(d)*	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (13)

10.10(e)*	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (17)

10.10(f)*	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (11)

10.10(g)*	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.10(h)*	UK Sub-Plan to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.10(i)*	Form of Option Grant Notice and Agreement pursuant to which option grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.10(j)*	Form of Restricted Stock Grant Notice and Agreement pursuant to which restricted stock grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.10(k)*
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (36)

10.11*	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (14)

10.11(a)*	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants were made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (14)

10.12*	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (13)

10.12(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (24)

10.12(b)*	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (18)

10.12(d)*
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards were made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (24)

10.13*	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers. (20)

10.14*	Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd. (12)

10.15*	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (21)

10.16*	Form of Director Shares Grant Notice and Agreement pursuant to which restricted stock grants were made to non-employee directors on March 1, 2016. (39)

10.17*	Non-Employee Director Compensation Summary. (37)

10.18
Third Amended and Restated Credit Agreement, dated as of April 9, 2014, among Platinum Underwriters Holdings, Ltd., Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Reinsurance, Inc., Platinum Underwriters Finance, Inc., the Lenders party thereto, ING Bank N.V. and National Australian Bank Limited, as Documentation Agents, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent. (34)

10.18(a)
Consent and Amendment to Credit Agreement, dated as of March 2, 2015, by and among Platinum Underwriters Holdings, Ltd., certain subsidiaries of Platinum Underwriters Holdings, Ltd. party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (26)

10.18(b)
Guaranty, dated as of March 2, 2015, entered into by RenaissanceRe Holdings Ltd. for the benefit of Wells Fargo Bank, National Association, as administrative agent, and the other lenders referred to therein. (26)

10.19	Credit Agreement, dated as of February 25, 2015, by and between RenaissanceRe Holdings Ltd., as borrower, and Barclays Bank PLC, as lender. (25)

10.20
Amendment and Restatement Agreement, dated July 2, 2013, relating to a Facility Agreement dated July 31, 2012 for Platinum Underwriters Bermuda, Ltd. made between Platinum Underwriters Holdings, Ltd., Platinum Underwriters Bermuda, Ltd., National Australia Bank Limited and ING Bank N.V. (35)

10.20(a)
Consent and Amendment to Facility Agreement, dated as of March 2, 2015, by and among Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Holdings, Ltd., National Australia Bank Limited, as agent, security agent and a lender, and ING Bank, N.V., as a lender. (26)

10.20(b)
Guaranty, dated as of March 2, 2015, entered into by RenaissanceRe Holdings Ltd. for the benefit of National Australia Bank Limited, as agent, security agent and a lender, and ING Bank, N.V., as a lender. (26)

10.21
Amended and Restated Credit Agreement, dated as of May 15, 2015, among RenaissanceRe Holdings Ltd., as borrower, various financial institutions parties thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent for the lenders, Citibank, N.A., as syndication agent, and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint lead bookrunners. (28)

10.21(a)
Guaranty Agreement, dated as of May 15, 2015, by and among RenRe North America Holdings Inc., RenaissanceRe Finance Inc., Platinum Underwriters Holdings, Ltd., Platinum Underwriters Finance, Inc. and Wells Fargo Bank, National Association, as Administrative Agent. (28)

10.22
Standby Letter of Credit Agreement, dated as of December 23, 2014, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association. (22)

10.22(a)
First Amendment to Standby Letter of Credit Agreement, dated as of May 15, 2015, by and among Platinum Underwriters Bermuda, Ltd., Renaissance Reinsurance U.S. Inc., Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association. (28)

10.23	Facility Letter, dated September 17, 2010, from Citibank Europe PLC to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (9)

10.23(a)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (10)

10.23(b)
Amendment to Facility Letter, dated December 23, 2014, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (36)

10.23(c)
Amendment to Facility Letter, dated March 31, 2015, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Platinum Underwriters Reinsurance, Inc. (36)

10.23(d)
Amendment to Facility Letter, dated December 30, 2015, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. (31)

10.23(e)
Amendment to Facility Letter, dated January 14, 2016, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. (36)

10.23(f)
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe PLC. DaVinci Reinsurance Ltd., Glencoe Insurance Ltd., Renaissance Reinsurance of Europe, Renaissance Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. each entered into an agreement with Citibank Europe PLC that is identical to the foregoing agreement, except with respect to party names and dates. (9)

10.23(g)	Termination of Master Agreements, Control Agreements and Pledge Agreements, dated October 1, 2016, between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (40)

10.23(h)
Amendment to Facility Letter, dated December 31, 2016, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc. (43)

10.24	Master Reimbursement Agreement, dated as of November 24, 2014, by and between RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC. (24)

10.24(a)	Pledge Agreement, dated as of November 24, 2014 by and among RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC. (24)

10.24(b)	Omnibus Amendment Agreement, dated October 1, 2016, between Renaissance Reinsurance Ltd., Citibank Europe PLC and Bank of New York Mellon. (40)

10.25
Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, by and among Renaissance Reinsurance Ltd., as Borrower, various lenders, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (30)

10.25(a)
First Amendment to Letter of Credit Reimbursement Agreement, dated as of December 10, 2015, among Renaissance Reinsurance Ltd., as Borrower, various lenders party to the Letter of Credit Reimbursement Agreement dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe PLC, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (36)

10.25(b)
Second Amendment to Letter of Credit Reimbursement Agreement, dated as of May 20, 2016, among Renaissance Reinsurance Ltd., as Borrower, various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (39)

10.25(c)
Third Amendment to Letter of Credit Reimbursement Agreement, dated as of November 8, 2016, by and among Renaissance Reinsurance Ltd., various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (41)

10.26
Standby Letter of Credit Agreement, dated as of May 19, 2015, by and among National Australia Bank Limited, New York Branch, Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., Platinum Underwriters Bermuda, Ltd. and RenaissanceRe Holdings Ltd., as Guarantor. (28)

10.27	Waiver, dated as of November 15, 2016, by and between RenaissanceRe Holdings Ltd. and BlackRock, Inc. (42)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents management contract or compensatory plan or arrangement.

**	Applicable to Stephen H. Weinstein and Ian D. Branagan.

***	Applicable to Ross A. Curtis and Robert Qutub.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998 (SEC File Number 000-26512).

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 28, 2013.

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

v

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

(13)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Definitive Proxy Statement filed with the SEC on April 8, 2010.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

(15)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 30, 2014.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 26, 2014.

(24)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 2, 2015.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 6, 2015.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2015.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 21, 2015.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 8, 2015.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2015.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.

(32)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(33)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(34)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K filed with the SEC on April 10, 2014.

(35)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K filed with the SEC on July 3, 2013.

(36)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

(37)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on April 28, 2016.

(38)	Incorporated by reference to Appendix A to RenaissanceRe Holdings Ltd.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 1, 2016.

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

(40)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 2, 2016.

(41)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on November 10, 2016.

(42)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on November 18, 2016.

(43)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on January 5, 2017.