Form 10-Q
period 2017-03-31
RENAISSANCERE HOLDINGS LTD
filed 2017-05-03
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-14428
RENAISSANCERE HOLDINGS LTD.
(Exact Name Of Registrant As Specified In Its Charter)

Bermuda	98-014-1974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Renaissance House, 12 Crow Lane Pembroke, Bermuda	HM 19
(Address of Principal Executive Offices)	(Zip Code)

(441) 295-4513
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐ (do not check if a smaller reporting company), Smaller reporting company ☐, Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at April 28, 2017 was 40,622,061.

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

•	the effect of emerging claims and coverage issues;

•	continued soft reinsurance underwriting market conditions;

•	our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the effect of continued challenging economic conditions throughout the world;

•	a contention by the Internal Revenue Service (the “IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the U.S.;

•	the performance of our investment portfolio;

•	losses we could face from terrorism, political unrest or war;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	our ability to determine the impairments taken on our investments;

•	the availability of retrocessional reinsurance on acceptable terms;

•	the effects of inflation;

•	the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•	changes to the regulatory systems under which we operate, including as a result of increased global regulation of the insurance and reinsurance industry;

•	changes in Bermuda laws and regulations and the political environment in Bermuda;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;

•	aspects of our corporate structure that may discourage third party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	other political, regulatory or industry initiatives adversely impacting us;

•	risks related to Solvency II;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	consolidation of competitors, customers and insurance and reinsurance brokers;

•	increasing barriers to free trade and the free flow of capital;

•	international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;

•	the effect of Organization for Economic Co-operation and Development (the “OECD”) or European Union (“EU”) measures to increase our taxes and reporting requirements;

•	the effect of the vote by the U.K. to leave the EU;

•	changes in regulatory regimes and accounting rules that may impact financial results irrespective of business operations; and

•	our need to make many estimates and judgments in the preparation of our financial statements.
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2016, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $7,261,140 at March 31, 2017 (December 31, 2016 – $6,920,690)	$7,259,851	$6,891,244
Short term investments, at fair value	1,199,797	1,368,379
Equity investments trading, at fair value	388,424	383,313
Other investments, at fair value	514,667	549,805
Investments in other ventures, under equity method	97,131	124,227
Total investments	9,459,870	9,316,968
Cash and cash equivalents	454,087	421,157
Premiums receivable	1,283,275	987,323
Prepaid reinsurance premiums	628,091	441,260
Reinsurance recoverable	325,819	279,564
Accrued investment income	40,547	38,076
Deferred acquisition costs	388,681	335,325
Receivable for investments sold	316,948	105,841
Other assets	173,984	175,382
Goodwill and other intangible assets	248,325	251,186
Total assets	$13,319,627	$12,352,082
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,934,688	$2,848,294
Unearned premiums	1,596,495	1,231,573
Debt	945,701	948,663
Reinsurance balances payable	972,266	673,983
Payable for investments purchased	604,613	305,714
Other liabilities	217,036	301,684
Total liabilities	7,270,799	6,309,911
Commitments and Contingencies
Redeemable noncontrolling interests	1,187,991	1,175,594
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at March 31, 2017 (December 31, 2016 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 40,785,167 shares issued and outstanding at March 31, 2017 (December 31, 2016 – 41,187,413)	40,785	41,187
Additional paid-in capital	131,173	216,558
Accumulated other comprehensive income	(358)	1,133
Retained earnings	4,289,237	4,207,699
Total shareholders’ equity attributable to RenaissanceRe	4,860,837	4,866,577
Total liabilities, noncontrolling interests and shareholders’ equity	$13,319,627	$12,352,082

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2017 and 2016
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Revenues
Gross premiums written	$922,090	$862,133
Net premiums written	$544,136	$511,675
Increase in unearned premiums	(178,091)	(158,069)
Net premiums earned	366,045	353,606
Net investment income	54,325	28,863
Net foreign exchange gains (losses)	8,165	(1,692)
Equity in (losses) earnings of other ventures	(1,507)	1,611
Other income	1,665	4,079
Net realized and unrealized gains on investments	43,373	61,653
Total revenues	472,066	448,120
Expenses
Net claims and claim expenses incurred	193,081	126,605
Acquisition expenses	83,282	65,592
Operational expenses	47,283	56,235
Corporate expenses	5,286	8,225
Interest expense	10,526	10,538
Total expenses	339,458	267,195
Income before taxes	132,608	180,925
Income tax expense	(334)	(2,744)
Net income	132,274	178,181
Net income attributable to redeemable noncontrolling interests	(34,327)	(44,591)
Net income attributable to RenaissanceRe	97,947	133,590
Dividends on preference shares	(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders	$92,352	$127,995
Net income available to RenaissanceRe common shareholders per common share – basic	$2.26	$2.97
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.25	$2.95
Dividends per common share	$0.32	$0.31

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Comprehensive income
Net income	$132,274	$178,181
Change in net unrealized gains on investments	(1,491)	(443)
Comprehensive income	130,783	177,738
Net income attributable to redeemable noncontrolling interests	(34,327)	(44,591)
Comprehensive income attributable to redeemable noncontrolling interests	(34,327)	(44,591)
Comprehensive income attributable to RenaissanceRe	$96,456	$133,147

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Preference shares
Balance – January 1	$400,000	$400,000
Balance – March 31	400,000	400,000
Common shares
Balance – January 1	41,187	43,701
Repurchase of shares	(550)	(769)
Exercise of options and issuance of restricted stock awards	148	163
Balance – March 31	40,785	43,095
Additional paid-in capital
Balance – January 1	216,558	507,674
Repurchase of shares	(79,459)	(84,397)
Change in redeemable noncontrolling interests	(86)	(77)
Exercise of options and issuance of restricted stock awards	(5,840)	(778)
Balance – March 31	131,173	422,422
Accumulated other comprehensive income
Balance – January 1	1,133	2,108
Change in net unrealized gains on investments	(1,491)	(443)
Balance – March 31	(358)	1,665
Retained earnings
Balance – January 1	4,207,699	3,778,701
Cumulative effect of adoption of ASU 2016-09 (Note 2)	2,213	—
Net income	132,274	178,181
Net income attributable to redeemable noncontrolling interests	(34,327)	(44,591)
Dividends on common shares	(13,027)	(13,285)
Dividends on preference shares	(5,595)	(5,595)
Balance – March 31	4,289,237	3,893,411
Total shareholders’ equity	$4,860,837	$4,760,593

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Cash flows provided by operating activities
Net income	$132,274	$178,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	6,390	8,752
Equity in undistributed losses (earnings) of other ventures	24,818	(415)
Net realized and unrealized gains on investments	(43,373)	(61,653)
Net unrealized (gains) losses included in net investment income	(6,863)	15,362
Change in:
Premiums receivable	(295,952)	(316,107)
Prepaid reinsurance premiums	(186,831)	(214,283)
Reinsurance recoverable	(46,255)	(32,702)
Deferred acquisition costs	(53,356)	(87,911)
Reserve for claims and claim expenses	86,394	44,478
Unearned premiums	364,922	372,352
Reinsurance balances payable	298,283	94,370
Other	(59,412)	(2,062)
Net cash provided by (used in) operating activities	221,039	(1,638)
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	2,682,386	2,540,073
Purchases of fixed maturity investments trading	(3,007,124)	(2,656,283)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	3,662
Net sales of equity investments trading	13,747	119,369
Net sales of short term investments	245,693	134,009
Net sales (purchases) of other investments	36,402	(39,698)
Net cash (used in) provided by investing activities	(28,896)	101,132
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(13,027)	(13,285)
Dividends paid – preference shares	(5,595)	(5,595)
RenaissanceRe common share repurchases	(80,009)	(85,166)
Net third party redeemable noncontrolling interest share transactions	(51,166)	(50,374)
Taxes paid on withholding shares	(11,018)	(8,069)
Net cash used in financing activities	(160,815)	(162,489)
Effect of exchange rate changes on foreign currency cash	1,602	5,259
Net increase (decrease) in cash and cash equivalents	32,930	(57,736)
Cash and cash equivalents, beginning of period	421,157	506,885
Cash and cash equivalents, end of period	$454,087	$449,149

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1.    ORGANIZATION
This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2016.
RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries and DaVinciRe (as defined below), which are collectively referred to herein as the “Company”, RenaissanceRe provides reinsurance and insurance coverages and related services to a broad range of customers.

•
Renaissance Reinsurance, a Bermuda-domiciled reinsurance company, is the Company’s principal reinsurance subsidiary and provides property, casualty and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis. Effective October 1, 2016, each of Renaissance Reinsurance Specialty Risks Ltd. and Platinum Underwriters Bermuda, Ltd. merged into Renaissance Reinsurance, with Renaissance Reinsurance being the sole surviving entity.

•
Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”) is a reinsurance company domiciled in the state of Maryland that provides property, casualty and specialty reinsurance coverages to insurers and reinsurers, primarily in the Americas.

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

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2016, except as noted below.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification of taxes paid on the statements of cash flows. ASU 2016-09 became effective for the Company in annual and interim periods beginning after December 15, 2016. The cumulative effect of the adoption of ASU 2016-09 was a $2.2 million increase to opening retained earnings as of January 1, 2017.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous guidance. ASU 2016-02 is effective for public business entities for annual and interim periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and clarifies that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the organization’s other deferred tax assets. ASU 2016-01 is effective for public business entities in annual and interim periods beginning after December 15, 2017. Earlier adoption is generally not permitted, except for certain specific provisions of ASU 2016-01. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 modifies the recognition of credit losses by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is applicable to financial assets such as loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and other financial assets that have the contractual right to receive cash. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Company's invested assets are measured at fair value through net income, and therefore those invested assets would not be impacted by the adoption of ASU 2016-13. The Company has other financial assets, such as reinsurance recoverables, that could be impacted by the adoption of ASU 2016-13. ASU 2016-13 is effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) settlement and payment of zero coupon debt instruments, (2) contingent consideration, (3) proceeds from settlement of insurance claims, (4) proceeds from settlement of corporate and bank owned life insurance policies, (5) distributions from equity method investees, (6) cash receipts from beneficial interests obtained by a transferor, and (7) general guidelines for cash receipts and payments that have more than one aspect of classification. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of cash flows.

Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur; this is a change from current guidance which prohibits the recognition of current and deferred income taxes until the underlying assets have been sold to outside entities. ASU 2016-16 is effective for public business entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Among other things, ASU 2017-04 requires the following: (1) the elimination of step 2 of the goodwill impairment test; entities will no longer utilize the implied fair value of their assets and liabilities for purposes of testing goodwill for impairment, (2) the quantitative portion of the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount; an impairment charge is to be recognized for the excess of carrying amount over fair value, but only to the extent of the amount of goodwill allocated to that reporting unit, and (3) foreign currency translation adjustments are not to be allocated to a reporting unit from an entity’s accumulated other comprehensive income; the reporting unit’s carrying amount should include only the currently translated balances of the assets and liabilities assigned to the reporting unit. ASU 2017-04 is effective for public business entities that are SEC filers for annual periods, or any interim goodwill impairment tests in annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2017	December 31, 2016
U.S. treasuries	$2,635,800	$2,617,894
Agencies	86,373	90,972
Municipal	506,109	519,069
Non-U.S. government (Sovereign debt)	341,725	333,224
Non-U.S. government-backed corporate	118,092	133,300
Corporate	2,205,442	1,877,243
Agency mortgage-backed	505,829	462,493
Non-agency mortgage-backed	270,983	258,944
Commercial mortgage-backed	382,874	409,747
Asset-backed	206,624	188,358
Total fixed maturity investments trading	$7,259,851	$6,891,244

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2017	Amortized Cost	Fair Value
Due in less than one year	$516,733	$514,037
Due after one through five years	4,014,681	4,004,237
Due after five through ten years	1,173,318	1,182,697
Due after ten years	193,136	192,570
Mortgage-backed	1,157,303	1,159,686
Asset-backed	205,969	206,624
Total	$7,261,140	$7,259,851

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2017	December 31, 2016
Financials	$271,665	$275,065
Communications and technology	41,516	36,770
Industrial, utilities and energy	30,976	30,303
Consumer	21,461	20,501
Healthcare	18,918	17,245
Basic materials	3,888	3,429
Total	$388,424	$383,313

Pledged Investments
At March 31, 2017, $2.7 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2016 - $2.7 billion). Of this amount, $873.1 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2016 - $842.6 million).
Reverse Repurchase Agreements
At March 31, 2017, the Company held $26.9 million (December 31, 2016 - $78.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Fixed maturity investments	$43,419	$36,006
Short term investments	1,724	1,000
Equity investments	811	1,663
Other investments
Private equity investments	7,802	(9,358)
Other	4,072	3,309
Cash and cash equivalents	189	129
	58,017	32,749
Investment expenses	(3,692)	(3,886)
Net investment income	$54,325	$28,863

Net Realized and Unrealized Gains on Investments
Net realized and unrealized gains on investments are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Gross realized gains	$11,461	$17,750
Gross realized losses	(16,533)	(14,665)
Net realized (losses) gains on fixed maturity investments	(5,072)	3,085
Net unrealized gains on fixed maturity investments trading	24,635	85,465
Net realized and unrealized losses on investments-related derivatives	(56)	(19,449)
Net realized gains (losses) on equity investments trading	20,915	(818)
Net unrealized gains (losses) on equity investments trading	2,951	(6,630)
Net realized and unrealized gains on investments	$43,373	$61,653

NOTE 4.    FAIR VALUE MEASUREMENTS
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company’s consolidated financial statements. Fair value is defined under accounting guidance currently applicable to the Company to be the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its consolidated statements of operations.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,635,800	$2,635,800	$—	$—
Agencies	86,373	—	86,373	—
Municipal	506,109	—	506,109	—
Non-U.S. government (Sovereign debt)	341,725	—	341,725	—
Non-U.S. government-backed corporate	118,092	—	118,092	—
Corporate	2,205,442	—	2,205,442	—
Agency mortgage-backed	505,829	—	505,829	—
Non-agency mortgage-backed	270,983	—	270,983	—
Commercial mortgage-backed	382,874	—	382,874	—
Asset-backed	206,624	—	206,624	—
Total fixed maturity investments	7,259,851	2,635,800	4,624,051	—
Short term investments	1,199,797	—	1,199,797	—
Equity investments trading	388,424	388,424	—	—
Other investments
Catastrophe bonds	298,564	—	298,564	—
Private equity partnerships (1)	192,975	—	—	—
Senior secured bank loan funds (1)	21,748	—	—	—
Hedge funds (1)	1,380	—	—	—
Total other investments	514,667	—	298,564	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(12,135)	—	—	(12,135)
Derivatives (3)	(1,752)	(53)	(1,699)	—
Other	(1,708)	—	(1,708)	—
Total other assets and (liabilities)	(15,595)	(53)	(3,407)	(12,135)
	$9,347,144	$3,024,171	$6,119,005	$(12,135)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at March 31, 2017 was $4.7 million and $16.8 million of other assets and other liabilities, respectively.

(3)	See “Note 12. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,617,894	$2,617,894	$—	$—
Agencies	90,972	—	90,972	—
Municipal	519,069	—	519,069	—
Non-U.S. government (Sovereign debt)	333,224	—	333,224	—
Non-U.S. government-backed corporate	133,300	—	133,300	—
Corporate	1,877,243	—	1,877,243	—
Agency mortgage-backed	462,493	—	462,493	—
Non-agency mortgage-backed	258,944	—	258,944	—
Commercial mortgage-backed	409,747	—	409,747	—
Asset-backed	188,358	—	188,358	—
Total fixed maturity investments	6,891,244	2,617,894	4,273,350	—
Short term investments	1,368,379	—	1,368,379	—
Equity investments trading	383,313	383,313	—	—
Other investments
Catastrophe bonds	335,209	—	335,209	—
Private equity partnerships (1)	191,061	—	—	—
Senior secured bank loan funds (1)	22,040	—	—	—
Hedge funds (1)	1,495	—	—	—
Total other investments	549,805	—	335,209	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(13,004)	—	—	(13,004)
Derivatives (3)	(8,922)	(646)	(8,276)	—
Other	(13,105)	—	(13,105)	—
Total other assets and (liabilities)	(35,031)	(646)	(21,381)	(13,004)
	$9,157,710	$3,000,561	$5,955,557	$(13,004)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2016 was $4.4 million and $17.4 million of other assets and other liabilities, respectively.

(3)	See “Note 12. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
U.S. treasuries
Level 1 - At March 31, 2017, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 1.4% and a weighted average credit quality of AA (December 31, 2016 - 1.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2017, the Company’s agency fixed maturity investments had a weighted average effective yield of 2.0% and a weighted average credit quality of AA (December 31, 2016 - 2.0% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At March 31, 2017, the Company’s municipal fixed maturity investments had a weighted average effective yield of 2.1% and a weighted average credit quality of AA (December 31, 2016 - 2.4% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At March 31, 2017, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 1.6% and a weighted average credit quality of AAA (December 31, 2016 - 1.6% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At March 31, 2017, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.6% and a weighted average credit quality of AA (December 31, 2016 - 1.5% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At March 31, 2017, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.7% and a weighted average credit quality of BBB (December 31, 2016 - 3.7% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At March 31, 2017, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 3.0%, a weighted average credit quality of AA and a weighted average life of 6.8 years (December 31, 2016 - 2.9%, AA and 6.9 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments that were classified as sub-prime at the time of purchase held in its fixed maturity investments portfolio. At March 31, 2017, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 4.1%, a weighted average credit quality of BBB, and a weighted average life of 5.1 years (December 31, 2016 - 4.3%, BBB and 5.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2017 had a weighted average effective yield of 5.0%, a weighted average credit quality of non-investment grade and a weighted average life of 6.1 years (December 31, 2016 - 5.2%, non-investment grade and 6.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - At March 31, 2017, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 2.7%, a weighted average credit quality of AAA, and a weighted average life of 4.3 years (December 31, 2016 - 2.6%, AAA and 3.9 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2017, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.3%, a weighted average credit quality of AAA and a weighted average life of 2.7 years (December 31, 2016 - 2.3%, AAA and 2.6 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At March 31, 2017, the Company’s short term investments had a weighted average effective yield of 0.9% and a weighted average credit quality of AAA (December 31, 2016 - 0.7% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at March 31, 2017 of $1.7 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2017	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	$(180)	Internal valuation model	Bond price (U)	$101.02	$107.15	$104.41
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(11,955)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(12,620)
			Expected loss ratio (U)	n/a	n/a	33.1%
			Net acquisition expense ratio (O)	n/a	n/a	(20.5)%
			Contract period (O)	2.0 years	4.7 years	4.5 years
			Discount rate (U)	n/a	n/a	1.9%
Total other assets and (liabilities)	$(12,135)

Fixed Maturity Investments
Corporate
Level 3 - Previously, the Company’s corporate fixed maturity investments included an investment in the preferred equity of an insurance holding company. The Company measured the fair value of this investment using a discounted cash flow model and ultimately sold this investment during the year ended December 31, 2016.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At March 31, 2017, the Company had a $0.2 million net liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model.  The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At March 31, 2017, the Company had a $12.0 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. The negative acquisition expense ratio used to determine the fair value of the contracts at March 31, 2017 is the result of override commissions on the contracts being higher than the gross acquisition expenses. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

Other assets and (liabilities)
Balance - January 1, 2017	$(13,004)
Total realized gains
Included in other income	1,071
Purchases	(202)
Balance - March 31, 2017	$(12,135)

	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2016	$7,618	$(5,899)	$1,719
Total unrealized losses
Included in net investment income	(118)	—	(118)
Total realized gains
Included in other income	—	1,700	1,700
Purchases	—	(525)	(525)
Balance - March 31, 2016	$7,500	$(4,724)	$2,776
Change in unrealized gains for the period included in earnings for assets held at the end of the period included in net investment income	$(118)	$—	$(118)

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

Debt
Included on the Company’s consolidated balance sheet at March 31, 2017 were debt obligations of $945.7 million (December 31, 2016 - $948.7 million). At March 31, 2017, the fair value of the Company’s debt obligations was $969.2 million (December 31, 2016 – $964.8 million).
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

	March 31, 2017	December 31, 2016
Other investments	$514,667	$549,805
Other assets	$4,666	$4,379
Other liabilities	$16,801	$17,383

Included in net investment income for the three months ended March 31, 2017 were net unrealized gains of $6.9 million related to the changes in fair value of other investments (2016 – losses of $9.0 million). Included in other income for the three months ended March 31, 2017 were net unrealized gains of $Nil related to the changes in the fair value of other assets and liabilities (2016 - $Nil).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At March 31, 2017	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$192,975	$218,142	See below	See below	See below
Senior secured bank loan funds	21,748	25,775	See below	See below	See below
Hedge funds	1,380	—	See below	See below	See below
Total other investments measured using net asset valuations	$216,103	$243,917

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

Senior secured bank loan funds – At March 31, 2017, the Company had $21.7 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The Company’s investments in hedge funds at March 31, 2017 were $1.4 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2017	March 31, 2016
Premiums written
Direct	$73,408	$43,176
Assumed	848,682	818,957
Ceded	(377,954)	(350,458)
Net premiums written	$544,136	$511,675
Premiums earned
Direct	$58,168	$33,140
Assumed	498,999	456,641
Ceded	(191,122)	(136,175)
Net premiums earned	$366,045	$353,606
Claims and claim expenses
Gross claims and claim expenses incurred	$251,804	$161,998
Claims and claim expenses recovered	(58,723)	(35,393)
Net claims and claim expenses incurred	$193,081	$126,605

NOTE 6.     RESERVE FOR CLAIMS AND CLAIM EXPENSES
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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At March 31, 2017	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$212,770	$171,257	$231,586	$615,613
Casualty and Specialty	587,083	139,183	1,574,435	2,300,701
Other	2,255	—	16,119	18,374
Total	$802,108	$310,440	$1,822,140	$2,934,688

At December 31, 2016
Property	$214,954	$186,308	$226,512	$627,774
Casualty and Specialty	591,705	105,419	1,498,002	2,195,126
Other	6,935	—	18,459	25,394
Total	$813,594	$291,727	$1,742,973	$2,848,294

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31,	2017	2016
Net reserves as of January 1	$2,568,730	$2,632,519
Net incurred related to:
Current year	164,075	128,209
Prior years	29,006	(1,604)
Total net incurred	193,081	126,605
Net paid related to:
Current year	7,729	1,490
Prior years	147,500	124,411
Total net paid	155,229	125,901
Foreign exchange	2,287	11,072
Net reserves as of March 31	2,608,869	2,644,295
Reinsurance recoverable as of March 31	325,819	167,228
Gross reserves as of March 31	$2,934,688	$2,811,523

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

The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Three months ended March 31,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Property	$(928)	$(5,928)
Casualty and Specialty	30,262	4,406
Other	(328)	(82)
Total adverse (favorable) development of prior accident years net claims and claim expenses	$29,006	$(1,604)

Changes to prior year estimated claims reserves decreased the Company’s net income by $29.0 million during the three months ended March 31, 2017, (2016 - increased the Company’s net income by $1.6 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
Property Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Three months ended March 31,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$2,586	$3,778
Total large catastrophe events	2,586	3,778
Small catastrophe events
Fort McMurray Wildfire (2016)	(5,850)	—
Other	2,336	(9,706)
Total small catastrophe events	(3,514)	(9,706)
Total catastrophe net claims and claim expenses	(928)	(5,928)
Total net favorable development of prior accident years net claims and claim expenses	$(928)	$(5,928)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the three months ended March 31, 2017 of $0.9 million was comprised of net adverse development of $2.6 million related to large catastrophe events and net favorable development of $3.5 million related to small catastrophe events. Included in net favorable development of prior accident years net claims and claims expenses from small events was a reduction in the estimated ultimate losses associated with the 2016 Fort McMurray Wildfire of $5.9 million, partially offset by net adverse development associated with a number of other large and small events.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the three months ended March 31, 2016 of $5.9 million was comprised of net adverse development of $3.8 million from large catastrophe events due to changes in the estimated ultimate loss for a number of events, and net favorable development of $9.7 million related to small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Three months ended March 31,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims lower than expected claims	$(5,999)	$4,406
Ogden Rate change	33,481	—
Actuarial assumption changes	2,780	—
Total adverse development of prior accident years net claims and claim expenses	$30,262	$4,406

The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the three months ended March 31, 2017 of $30.3 million was driven by $33.5 million of adverse development associated with the change in the discount rate used to calculate lump sum awards in U.K. bodily injury cases (the “Ogden Rate”), from 2.5%, to minus 0.75%. Notwithstanding the impact of the Ogden Rate change, we experienced $6.0 million of net favorable development related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business, partially offset by $2.8 million of adverse development associated with actuarial assumption changes.
The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the three months ended March 31, 2016 of $4.4 million was driven by $4.4 million related to the application of the Company’s actuarial reserving methodology with reported net claims and claim expenses coming in higher than expected on prior accident years events.
NOTE 7.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2017	December 31, 2016
Redeemable noncontrolling interest - DaVinciRe	$986,646	$994,458
Redeemable noncontrolling interest - Medici	201,345	181,136
Redeemable noncontrolling interests	$1,187,991	$1,175,594

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended
	March 31, 2017	March 31, 2016
Redeemable noncontrolling interest - DaVinciRe	$31,909	$42,964
Redeemable noncontrolling interest - Medici	2,418	1,627
Net income attributable to redeemable noncontrolling interests	$34,327	$44,591

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 22.6% at March 31, 2017 (December 31, 2016 - 24.0%).
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
2017
During January 2017, DaVinciRe redeemed $75.0 million of its outstanding shares from certain existing DaVinciRe shareholders, including RenaissanceRe. In connection with the redemption, DaVinciRe retained a $7.5 million holdback. In addition, RenaissanceRe sold an aggregate of $24.0 million of its shares in DaVinciRe to an existing shareholder and a new shareholder. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 22.6%, effective January 1, 2017. The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended
	March 31, 2017	March 31, 2016
Beginning balance	$994,458	$930,955
Redemption of shares from redeemable noncontrolling interest	(63,642)	(90,818)
Sale of shares to redeemable noncontrolling interests	23,921	43,040
Net income attributable to redeemable noncontrolling interest	31,909	42,964
Ending balance	$986,646	$926,141

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

2016
During 2016, third-party investors subscribed for $79.5 million and redeemed $21.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 36.5%, effective December 31, 2016.
2017
During the three months ended March 31, 2017, third-party investors subscribed for $28.4 million and redeemed $10.6 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 34.4% at March 31, 2017. The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2017	March 31, 2016
Beginning balance	$181,136	$115,009
Redemption of shares from redeemable noncontrolling interest	(10,625)	(940)
Sale of shares to redeemable noncontrolling interests	28,416	39,500
Net income attributable to redeemable noncontrolling interest	2,418	1,627
Ending balance	$201,345	$155,196

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
2017
During the three months ended March 31, 2017, Upsilon RFO returned $41.8 million of capital to its investors, including $9.5 million to the Company. In addition, during the three months ended March 31, 2017, $134.1 million of Upsilon RFO non-voting preference shares were issued to existing investors therein, including $9.5 million to the Company, and an existing third party investor purchased $7.5 million of Upsilon RFO non-voting preference shares from the Company. At March 31, 2017, the Company’s participation in the risks assumed by Upsilon RFO was 16.6%.
At March 31, 2017, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $399.6 million and $399.6 million, respectively (December 31, 2016 - $193.0 million and $193.0 million, respectively).
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
At March 31, 2017, the total assets and total liabilities of Mona Lisa Re were $181.3 million and $181.3 million, respectively (December 31, 2016 - $184.2 million and $184.2 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.1 million and $37 thousand, respectively, during the three months ended March 31, 2017 (2016 - $0.1 million and $0.1 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $1.8 million and $1.3 million, respectively, during the three months ended March 31, 2017 (2016 - $1.9 million and $1.3 million, respectively).
Fibonacci Re
Effective November 7, 2016, Fibonacci Re, a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates.
Upon issuance of a series of notes by Fibonacci Re, all of the proceeds from the issuance are deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance underlying such series of notes. The outstanding principal amount of each series of notes generally will be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes. RUM receives an origination and structuring fee in connection with the formation and operation of Fibonacci Re.

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
Effective with the risk period incepting on January 1, 2017, Fibonacci Re raised $140.0 million of capital from third party investors and the Company, via a private placement of participating notes which are listed on the Bermuda Stock Exchange. The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments and was $30.0 million at March 31, 2017.
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with premiums ceded of $7.4 million during the three months ended March 31, 2017. In addition, Renaissance Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Fibonacci Re of $1.8 million during the three months ended March 31, 2017.
NOTE 9.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.32 per common share to common shareholders of record on March 15, 2017 and RenaissanceRe paid a dividend of $0.32 per common share to common shareholders on March 31, 2017. During the three months ended March 31, 2017, the Company declared and paid $5.6 million in preference share dividends (2016 - $5.6 million) and $13.0 million in common share dividends (2016 - $13.3 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 22, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2017, the Company repurchased an aggregate of 550 thousand common shares in open market transactions at an aggregate cost of $80.0 million and an average price of $145.36 per common share. At March 31, 2017, $460.0 million remained available for repurchase under the share repurchase program.
See “Note 15. Subsequent Events” for additional information related to share repurchases subsequent to March 31, 2017.

NOTE 10.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(common shares in thousands)	March 31, 2017	March 31, 2016
Numerator:
Net income available to RenaissanceRe common shareholders	$92,352	$127,995
Amount allocated to participating common shareholders (1)	(907)	(1,601)
Net income allocated to RenaissanceRe common shareholders	$91,445	$126,394
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	40,408	42,577
Per common share equivalents of employee stock options and restricted shares	215	335
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	40,623	42,912
Net income available to RenaissanceRe common shareholders per common share – basic	$2.26	$2.97
Net income available to RenaissanceRe common shareholders per common share – diluted	$2.25	$2.95

(1)
Represents earnings attributable to holders of unvested restricted shares issued under the Company’s 2001 Stock Incentive Plan, 2010 Performance-Based Equity Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

NOTE 11.    SEGMENT REPORTING
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended March 31, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$520,529	$401,561	$—	$922,090
Net premiums written	$289,871	$254,265	$—	$544,136
Net premiums earned	$186,988	$179,059	$(2)	$366,045
Net claims and claim expenses incurred	38,838	154,571	(328)	193,081
Acquisition expenses	29,103	54,179	—	83,282
Operational expenses	27,665	19,607	11	47,283
Underwriting income (loss)	$91,382	$(49,298)	$315	42,399
Net investment income			54,325	54,325
Net foreign exchange gains			8,165	8,165
Equity in losses of other ventures			(1,507)	(1,507)
Other income			1,665	1,665
Net realized and unrealized gains on investments			43,373	43,373
Corporate expenses			(5,286)	(5,286)
Interest expense			(10,526)	(10,526)
Income before taxes and redeemable noncontrolling interests				132,608
Income tax expense			(334)	(334)
Net income attributable to redeemable noncontrolling interests			(34,327)	(34,327)
Dividends on preference shares			(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders				$92,352

Net claims and claim expenses incurred – current accident year	$39,766	$124,309	$—	$164,075
Net claims and claim expenses incurred – prior accident years	(928)	30,262	(328)	29,006
Net claims and claim expenses incurred – total	$38,838	$154,571	$(328)	$193,081

Net claims and claim expense ratio – current accident year	21.3%	69.4%		44.8%
Net claims and claim expense ratio – prior accident years	(0.5)%	16.9%		7.9%
Net claims and claim expense ratio – calendar year	20.8%	86.3%		52.7%
Underwriting expense ratio	30.3%	41.2%		35.7%
Combined ratio	51.1%	127.5%		88.4%

Three months ended March 31, 2016	Property	Casualty and Specialty	Other	Total
Gross premiums written	$444,959	$417,174	$—	$862,133
Net premiums written	$232,859	$278,816	$—	$511,675
Net premiums earned	$175,232	$178,374	$—	$353,606
Net claims and claim expenses incurred	21,804	104,883	(82)	126,605
Acquisition expenses	20,124	45,468	—	65,592
Operational expenses	28,657	27,518	60	56,235
Underwriting income	$104,647	$505	$22	105,174
Net investment income			28,863	28,863
Net foreign exchange losses			(1,692)	(1,692)
Equity in earnings of other ventures			1,611	1,611
Other income			4,079	4,079
Net realized and unrealized gains on investments			61,653	61,653
Corporate expenses			(8,225)	(8,225)
Interest expense			(10,538)	(10,538)
Income before taxes and redeemable noncontrolling interests				180,925
Income tax expense			(2,744)	(2,744)
Net income attributable to noncontrolling interests			(44,591)	(44,591)
Dividends on preference shares			(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders				$127,995

Net claims and claim expenses incurred – current accident year	$27,732	$100,477	$—	$128,209
Net claims and claim expenses incurred – prior accident years	(5,928)	4,406	(82)	(1,604)
Net claims and claim expenses incurred – total	$21,804	$104,883	$(82)	$126,605

Net claims and claim expense ratio – current accident year	15.8%	56.3%		36.3%
Net claims and claim expense ratio – prior accident years	(3.4)%	2.5%		(0.5)%
Net claims and claim expense ratio – calendar year	12.4%	58.8%		35.8%
Underwriting expense ratio	27.9%	40.9%		34.5%
Combined ratio	40.3%	99.7%		70.3%

NOTE 12.    DERIVATIVE INSTRUMENTS
From time to time, the Company may enter into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company’s derivative instruments are generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event one party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,011	939	$72	Other assets	$—	$72
Foreign currency forward contracts (1)	607	—	607	Other assets	—	607
Foreign currency forward contracts (2)	560	403	157	Other assets	—	157
Credit default swaps	1,407	16	1,391	Other assets	—	1,391
Total	$3,585	$1,358	$2,227		$—	$2,227

	Derivative Liabilities
At March 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,064	939	$125	Other liabilities	$125	$—
Foreign currency forward contracts (1)	3,203	168	3,035	Other liabilities	—	3,035
Foreign currency forward contracts (2)	952	403	549	Other liabilities	—	549
Credit default swaps	286	16	270	Other liabilities	—	270
Total	$5,505	$1,526	$3,979		$125	$3,854

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,384	1,235	$149	Other assets	$—	$149
Foreign currency forward contracts (1)	774	—	774	Other assets	—	774
Foreign currency forward contracts (2)	621	447	174	Other assets	—	174
Credit default swaps	1,429	23	1,406	Other assets	—	1,406
Total	$4,208	$1,705	$2,503		$—	$2,503

	Derivative Liabilities
At December 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,030	1,235	$795	Other liabilities	$789	$6
Foreign currency forward contracts (1)	10,550	397	10,153	Other liabilities	—	10,153
Foreign currency forward contracts (2)	766	447	319	Other liabilities	—	319
Credit default swaps	181	23	158	Other liabilities	—	158
Total	$13,527	$2,102	$11,425		$789	$10,636

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2017	2016
Interest rate futures	Net realized and unrealized gains on investments	$(158)	$(19,359)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	1,060	(1,374)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(633)	(5,858)
Credit default swaps	Net realized and unrealized gains on investments	102	(90)
Total		$371	$(26,681)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2017.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk. At March 31, 2017, the Company had $1.4 billion of notional long positions and $824.2 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2016 - $1.2 billion and $727.9 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2017, the Company had outstanding underwriting related foreign currency contracts of $123.3 million in notional long positions and $121.5 million in notional short positions, denominated in U.S. dollars (December 31, 2016 - $184.2 million and $91.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2017, the Company had outstanding investment portfolio related foreign currency contracts of $39.1 million in notional long positions and $51.7 million in notional short positions, denominated in U.S. dollars (December 31, 2016 - $26.9 million and $57.3 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2017, the Company had outstanding credit derivatives of $Nil in notional positions to hedge credit risk and $63.0 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2016 - $Nil and $75.2 million, respectively).
NOTE 13.    COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016.
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

NOTE 14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at March 31, 2017 and December 31, 2016, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flow for the three months ended March 31, 2017 and 2016. Each of RenRe North America Holdings Inc., Platinum Underwriters Finance, Inc. and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities in the Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2016.

Condensed Consolidating Balance Sheet at March 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$142,794	$122,599	$192,290	$31,701	$8,970,486	$—	$9,459,870
Cash and cash equivalents	4,177	164	4,164	6,080	439,502	—	454,087
Investments in subsidiaries	4,311,578	35,691	852,931	1,183,615	—	(6,383,815)	—
Due from subsidiaries and affiliates	44,346	91,891	—	—	—	(136,237)	—
Premiums receivable	—	—	—	—	1,283,275	—	1,283,275
Prepaid reinsurance premiums	—	—	—	—	628,091	—	628,091
Reinsurance recoverable	—	—	—	—	325,819	—	325,819
Accrued investment income	161	255	510	141	39,480	—	40,547
Deferred acquisition costs	—	—	—	—	388,681	—	388,681
Receivable for investments sold	45	3	87,506	—	229,394	—	316,948
Other assets	414,825	38,063	932	128,928	113,556	(522,320)	173,984
Goodwill and other intangible assets	128,818	—	—	—	119,507	—	248,325
Total assets	$5,046,744	$288,666	$1,138,333	$1,350,465	$12,537,791	$(7,042,372)	$13,319,627
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,934,688	$—	$2,934,688
Unearned premiums	—	—	—	—	1,596,495	—	1,596,495
Debt	117,000	—	252,141	546,062	147,498	(117,000)	945,701
Amounts due to subsidiaries and affiliates	60,897	91	89	98,583	—	(159,660)	—
Reinsurance balances payable	—	—	—	—	972,266	—	972,266
Payable for investments purchased	—	—	—	—	604,613	—	604,613
Other liabilities	8,010	1,498	6,349	6,962	200,015	(5,798)	217,036
Total liabilities	185,907	1,589	258,579	651,607	6,455,575	(282,458)	7,270,799
Redeemable noncontrolling interests	—	—	—	—	1,187,991	—	1,187,991
Shareholders’ Equity
Total shareholders’ equity	4,860,837	287,077	879,754	698,858	4,894,225	(6,759,914)	4,860,837
Total liabilities, noncontrolling interests and shareholders’ equity	$5,046,744	$288,666	$1,138,333	$1,350,465	$12,537,791	$(7,042,372)	$13,319,627

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$387,274	$119,163	$267,556	$45,027	$8,497,948	$—	$9,316,968
Cash and cash equivalents	7,067	162	6,671	9,397	397,860	—	421,157
Investments in subsidiaries	4,074,769	34,761	843,089	1,165,413	—	(6,118,032)	—
Due from subsidiaries and affiliates	7,413	91,892	—	—	—	(99,305)	—
Premiums receivable	—	—	—	—	987,323	—	987,323
Prepaid reinsurance premiums	—	—	—	—	441,260	—	441,260
Reinsurance recoverable	—	—	—	—	279,564	—	279,564
Accrued investment income	105	289	551	106	37,025	—	38,076
Deferred acquisition costs	—	—	—	—	335,325	—	335,325
Receivable for investments sold	136	2	99	45	105,559	—	105,841
Other assets	410,757	37,204	4,689	127,572	118,098	(522,938)	175,382
Goodwill and other intangible assets	130,407	—	—	—	120,779	—	251,186
Total assets	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,848,294	$—	$2,848,294
Unearned premiums	—	—	—	—	1,231,573	—	1,231,573
Debt	117,000	—	255,352	545,889	147,422	(117,000)	948,663
Amounts due to subsidiaries and affiliates	14,644	42	123	96,061	—	(110,870)	—
Reinsurance balances payable	—	—	—	—	673,983	—	673,983
Payable for investments purchased	—	—	—	—	305,714	—	305,714
Other liabilities	19,707	10,544	—	13,350	270,610	(12,527)	301,684
Total liabilities	151,351	10,586	255,475	655,300	5,477,596	(240,397)	6,309,911
Redeemable noncontrolling interests	—	—	—	—	1,175,594	—	1,175,594
Shareholders’ Equity
Total shareholders’ equity	4,866,577	272,887	867,180	692,260	4,667,551	(6,499,878)	4,866,577
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$366,045	$—	$366,045
Net investment income	5,457	426	841	269	53,583	(6,251)	54,325
Net foreign exchange gains	—	—	—	—	8,165	—	8,165
Equity in losses of other ventures	—	—	—	(752)	(755)	—	(1,507)
Other (loss) income	(1)	—	—	—	1,666	—	1,665
Net realized and unrealized gains (losses) on investments	53	2,921	4,725	(26)	35,700	—	43,373
Total revenues	5,509	3,347	5,566	(509)	464,404	(6,251)	472,066
Expenses
Net claims and claim expenses incurred	—	—	—	—	193,081	—	193,081
Acquisition expenses	—	—	—	—	83,282	—	83,282
Operational expenses	3,298	24	50	7,979	42,058	(6,126)	47,283
Corporate expenses	5,208	—	—	—	78	—	5,286
Interest expense	140	—	1,476	6,542	2,508	(140)	10,526
Total expenses	8,646	24	1,526	14,521	321,007	(6,266)	339,458
(Loss) income before equity in net income of subsidiaries and taxes	(3,137)	3,323	4,040	(15,030)	143,397	15	132,608
Equity in net income of subsidiaries	101,353	1,086	9,843	16,498	—	(128,780)	—
Income before taxes	98,216	4,409	13,883	1,468	143,397	(128,765)	132,608
Income tax (expense) benefit	(269)	(1,098)	(1,308)	3,072	(731)	—	(334)
Net income	97,947	3,311	12,575	4,540	142,666	(128,765)	132,274
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(34,327)	—	(34,327)
Net income attributable to RenaissanceRe	97,947	3,311	12,575	4,540	108,339	(128,765)	97,947
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income available to RenaissanceRe common shareholders	$92,352	$3,311	$12,575	$4,540	$108,339	$(128,765)	$92,352

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$97,947	$3,311	$12,575	$4,540	$142,666	$(128,765)	$132,274
Change in net unrealized gains on investments	—	—	—	—	(1,491)	—	(1,491)
Comprehensive income	97,947	3,311	12,575	4,540	141,175	(128,765)	130,783
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(34,327)	—	(34,327)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(34,327)	—	(34,327)
Comprehensive income available to RenaissanceRe	$97,947	$3,311	$12,575	$4,540	$106,848	$(128,765)	$96,456

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$353,606	$—	$353,606
Net investment income	6,858	509	1,433	140	25,806	(5,883)	28,863
Net foreign exchange losses	(1)	—	—	—	(1,691)	—	(1,692)
Equity in earnings of other ventures	—	—	—	—	1,611	—	1,611
Other income	—	—	—	—	4,079	—	4,079
Net realized and unrealized gains on investments	4,488	1,115	1,964	—	54,086	—	61,653
Total revenues	11,345	1,624	3,397	140	437,497	(5,883)	448,120
Expenses
Net claims and claim expenses incurred	—	—	—	—	126,605	—	126,605
Acquisition expenses	—	—	—	—	65,592	—	65,592
Operational expenses	(701)	(141)	52	7,009	55,096	(5,080)	56,235
Corporate expenses	5,613	—	—	—	2,612	—	8,225
Interest expense	140	—	1,476	6,543	2,519	(140)	10,538
Total expenses	5,052	(141)	1,528	13,552	252,424	(5,220)	267,195
Income (loss) before equity in net income (loss) of subsidiaries and taxes	6,293	1,765	1,869	(13,412)	185,073	(663)	180,925
Equity in net income (loss) of subsidiaries	123,538	(133)	22,335	24,479	—	(170,219)	—
Income before taxes	129,831	1,632	24,204	11,067	185,073	(170,882)	180,925
Income tax benefit (expense)	3,759	(561)	(344)	2,879	(8,477)	—	(2,744)
Net income	133,590	1,071	23,860	13,946	176,596	(170,882)	178,181
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(44,591)	—	(44,591)
Net income attributable to RenaissanceRe	133,590	1,071	23,860	13,946	132,005	(170,882)	133,590
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income available to RenaissanceRe common shareholders	$127,995	$1,071	$23,860	$13,946	$132,005	$(170,882)	$127,995

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$133,590	$1,071	$23,860	$13,946	$176,596	$(170,882)	$178,181
Change in net unrealized gains on investments	—	—	—	—	(443)	—	(443)
Comprehensive income	133,590	1,071	23,860	13,946	176,153	(170,882)	177,738
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(44,591)	—	(44,591)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(44,591)	—	(44,591)
Comprehensive income available to RenaissanceRe	$133,590	$1,071	$23,860	$13,946	$131,562	$(170,882)	$133,147

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(12,358)	$(8,594)	$5,188	$(17,914)	$254,717	$221,039
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	38,449	12,473	36,397	15,449	2,579,618	2,682,386
Purchases of fixed maturity investments trading	(63,417)	(12,438)	(36,790)	—	(2,894,479)	(3,007,124)
Net (purchases) sales of equity investments trading	—	(74)	(2,181)	—	16,002	13,747
Net sales (purchases) of short term investments	269,585	(590)	(5,087)	(3,374)	(14,841)	245,693
Net sales of other investments	—	—	—	—	36,402	36,402
Dividends and return of capital from subsidiaries	65,180	9,175	—	9,175	(83,530)	—
Contributions to subsidiaries	(162,550)	—	—	(9,175)	171,725	—
Due (from) to subsidiary	(28,130)	50	(34)	2,522	25,592	—
Net cash provided by (used in) investing activities	119,117	8,596	(7,695)	14,597	(163,511)	(28,896)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(13,027)	—	—	—	—	(13,027)
Dividends paid – preference shares	(5,595)	—	—	—	—	(5,595)
RenaissanceRe common share repurchases	(80,009)	—	—	—	—	(80,009)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(51,166)	(51,166)
Taxes paid on withholding shares	(11,018)	—	—	—	—	(11,018)
Net cash used in financing activities	(109,649)	—	—	—	(51,166)	(160,815)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	1,602	1,602
Net (decrease) increase in cash and cash equivalents	(2,890)	2	(2,507)	(3,317)	41,642	32,930
Cash and cash equivalents, beginning of period	7,067	162	6,671	9,397	397,860	421,157
Cash and cash equivalents, end of period	$4,177	$164	$4,164	$6,080	$439,502	$454,087

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(12,542)	$(332)	$4,561	$(15,213)	$21,888	$(1,638)
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	80,763	25,376	20,566	—	2,413,368	2,540,073
Purchases of fixed maturity investments trading	(195,141)	(82,697)	(135,561)	—	(2,242,884)	(2,656,283)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	3,662	3,662
Net sales (purchases) of equity investments trading	—	158	138,834	—	(19,623)	119,369
Net sales (purchases) of short term investments	104,213	63,194	(33,409)	—	11	134,009
Net purchases of other investments	—	—	—	—	(39,698)	(39,698)
Dividends and return of capital from subsidiaries	118,544	2,900	—	—	(121,444)	—
Contributions to subsidiaries	(19,924)	—	—	—	19,924	—
Due to (from) subsidiaries	23,054	(14,242)	139	20,979	(29,930)	—
Net cash provided by (used in) investing activities	111,509	(5,311)	(9,431)	20,979	(16,614)	101,132
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(13,285)	—	—	—	—	(13,285)
Dividends paid – preference shares	(5,595)	—	—	—	—	(5,595)
RenaissanceRe common share repurchases	(85,166)	—	—	—	—	(85,166)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(50,374)	(50,374)
Taxes paid on withholding shares	—	—	—	—	(8,069)	(8,069)
Net cash used in financing activities	(104,046)	—	—	—	(58,443)	(162,489)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	5,259	5,259
Net (decrease) increase in cash and cash equivalents	(5,079)	(5,643)	(4,870)	5,766	(47,910)	(57,736)
Cash and cash equivalents, beginning of period	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of period	$5,106	$265	$2,233	$6,443	$435,102	$449,149
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
NOTE 15.     SUBSEQUENT EVENTS
Subsequent to March 31, 2017 and through the period ended April 28, 2017, the Company repurchased 163 thousand common shares in open market transactions at an aggregate cost of $22.8 million and at an average share price of $139.71.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2017 and 2016, respectively. The following also includes a discussion of our liquidity and capital resources at March 31, 2017. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2016. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Segments
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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates include “Claims and Claim Expense Reserves”, “Premiums and Related Expenses”, “Reinsurance Recoverables”, “Fair Value Measurements and Impairments” and “Income Taxes”, and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2016.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Three months ended March 31,	2017	2016	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$922,090	$862,133	$59,957
Net premiums written	$544,136	$511,675	$32,461
Net premiums earned	$366,045	$353,606	$12,439
Net claims and claim expenses incurred	193,081	126,605	66,476
Acquisition expenses	83,282	65,592	17,690
Operational expenses	47,283	56,235	(8,952)
Underwriting income	$42,399	$105,174	$(62,775)

Net investment income	$54,325	$28,863	$25,462
Net realized and unrealized gains on investments	43,373	61,653	(18,280)
Change in net unrealized gains on fixed maturity investments available for sale	—	(269)	269
Total investment result	$97,698	$90,247	$7,451

Net income	$132,274	$178,181	$(45,907)
Net income available to RenaissanceRe common shareholders	$92,352	$127,995	$(35,643)

Net income available to RenaissanceRe common shareholders per common share – diluted	$2.25	$2.95	$(0.70)
Dividends per common share	$0.32	$0.31	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	44.8%	36.3%	8.5%
Net claims and claim expense ratio – prior accident years	7.9%	(0.5)%	8.4%
Net claims and claim expense ratio – calendar year	52.7%	35.8%	16.9%
Underwriting expense ratio	35.7%	34.5%	1.2%
Combined ratio	88.4%	70.3%	18.1%

Return on average common equity - annualized	8.3%	11.8%	(3.5)%

Book value	March 31, 2017	December 31, 2016	Change
Book value per common share	$109.37	$108.45	$0.92
Accumulated dividends per common share	17.04	16.72	0.32
Book value per common share plus accumulated dividends	$126.41	$125.17	$1.24
Change in book value per common share plus change in accumulated dividends	1.1%

Balance sheet highlights	March 31, 2017	December 31, 2016	Change
Total assets	$13,319,627	$12,352,082	$967,545
Total shareholders’ equity attributable to RenaissanceRe	$4,860,837	$4,866,577	$(5,740)

Net income available to RenaissanceRe common shareholders was $92.4 million in the three months ended March 31, 2017, compared to $128.0 million in the three months ended March 31, 2016, a decrease of $35.6 million. As a result of our net income available to RenaissanceRe common shareholders in the three months ended March 31, 2017, we generated an annualized return on average common equity of 8.3% and our book value per common share increased from $108.45 at December 31, 2016 to $109.37 at March 31, 2017, a 1.1% increase, after considering the change in accumulated dividends paid to our common shareholders, and the impact of repurchasing an aggregate of 550 thousand common shares in open market transactions, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the three months ended March 31, 2017, on a comparative basis to the three months ended March 31, 2016, include:

•
Lower Underwriting Income - we generated underwriting income of $42.4 million and a combined ratio of 88.4% in the three months ended March 31, 2017, compared to $105.2 million and 70.3%, respectively, in the three months ended March 31, 2016, a decrease of $62.8 million and an increase of 18.1 percentage points, respectively. The increase in the combined ratio was principally driven by an increase in net claims and claim expenses adding 16.9 percentage points to the combined ratio. Included in net claims and claim expenses in the three months ended March 31, 2017 is $33.5 million, or 9.1 percentage points, of adverse development on prior accident years net claims and claim expenses associated with the change in the Ogden Rate. Also impacting the increase in net claims and claims expenses in the three months ended March 31, 2017 was higher current accident year net claims and claim expenses in our Casualty and Specialty segment as discussed in further detail below; partially offset by

•
Lower Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $34.3 million in the three months ended March 31, 2017, compared to $44.6 million in the three months ended March 31, 2016, principally due to a decrease in the profitability of DaVinciRe, partially offset by a decrease in our ownership in DaVinciRe to 22.6% at March 31, 2017, compared to 24% at March 31, 2016; and

•
Higher Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was a gain of $97.7 million in the three months ended March 31, 2017, compared to a gain of $90.2 million in the three months ended March 31, 2016, an increase of $7.5 million. The total investment result during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily driven by higher returns in our equity investments trading and private equity portfolios combined with higher net investment income due to higher average invested assets in our fixed maturity investments trading portfolio, partially offset by lower returns in our fixed maturity investments trading portfolio, principally driven by yield increases at the front end of the curve.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended March 31,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$520,529	$444,959	$75,570
Net premiums written	$289,871	$232,859	$57,012
Net premiums earned	$186,988	$175,232	$11,756
Net claims and claim expenses incurred	38,838	21,804	17,034
Acquisition expenses	29,103	20,124	8,979
Operational expenses	27,665	28,657	(992)
Underwriting income	$91,382	$104,647	$(13,265)

Net claims and claim expenses incurred – current accident year	$39,766	$27,732	$12,034
Net claims and claim expenses incurred – prior accident years	(928)	(5,928)	5,000
Net claims and claim expenses incurred – total	$38,838	$21,804	$17,034

Net claims and claim expense ratio – current accident year	21.3%	15.8%	5.5%
Net claims and claim expense ratio – prior accident years	(0.5)%	(3.4)%	2.9%
Net claims and claim expense ratio – calendar year	20.8%	12.4%	8.4%
Underwriting expense ratio	30.3%	27.9%	2.4%
Combined ratio	51.1%	40.3%	10.8%

Property Gross Premiums Written
In the three months ended March 31, 2017, our Property segment gross premiums written increased by $75.6 million, or 17.0%, to $520.5 million, compared to $445.0 million in the three months ended March 31, 2016. We were able to increase our participation on a select number of transactions and enter into certain new transactions we believe have comparably attractive risk-return attributes. As a result, we were able to grow our catastrophe and other property classes of business, while continuing to exercise underwriting discipline given prevailing market terms and conditions.
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
Property Ceded Premiums Written

Three months ended March 31,	2017	2016	Change
(in thousands)
Ceded premiums written - Property	$230,658	$212,100	$18,558

Ceded premiums written in our Property segment increased $18.6 million to $230.7 million in the three months ended March 31, 2017, compared to $212.1 million in the three months ended March 31, 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.

Due to the potential volatility of the reinsurance contracts which we sell, we purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. To the extent that appropriately priced coverage is available, we anticipate continued use of retrocessional reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the decision to buy ceded reinsurance in our Property segment is based on market opportunities and is not based on placing a specific reinsurance program each year. In addition, in future periods we may utilize the growing market for insurance-linked securities to expand our ceded reinsurance buying if we find the pricing and terms of such coverages attractive.
Property Underwriting Results
Our Property segment generated underwriting income of $91.4 million in the three months ended March 31, 2017, compared to $104.6 million in the three months ended March 31, 2016, a decrease of $13.3 million. In the three months ended March 31, 2017, our Property segment generated a net claims and claim expense ratio of 20.8%, an underwriting expense ratio of 30.3% and a combined ratio of 51.1%, compared to 12.4%, 27.9% and 40.3%, respectively, in the three months ended March 31, 2016.
Principally impacting underwriting income and the combined ratio in our Property segment was a $17.0 million increase in net claims and claim expenses and a $9.0 million increase in acquisition expenses, partially offset by an $11.8 million increase in net premiums earned. The $17.0 million increase in net claims and claim expenses was principally driven by higher current accident year net claims and claim expenses of $39.8 million in the three months ended March 31, 2017, compared to $27.7 million in the three months ended March 31, 2016, primarily due to an increase in attritional net claims and claim expenses associated with an increase in gross premiums written in our other property class of business. The increase in acquisition expenses and net premiums earned was driven principally by the increase in gross premiums written, with acquisition expenses also being impacted by a higher proportion of our Property segment’s gross premiums written being proportional and delegated authority business, which carries a higher acquisition expense ratio compared to traditional catastrophe excess of loss business.
Our Property segment experienced favorable development on prior accident years net claims and claim expenses of $0.9 million in the three months ended March 31, 2017, compared to $5.9 million in the three months ended March 31, 2016, a decrease of $5.0 million. Included in favorable development of prior accident years net claims and claim expenses was a reduction in the estimated ultimate losses associated with the 2016 Fort McMurray Wildfire of $5.9 million, partially offset by net adverse development associated with a number of other events. See “Note 6. Reserve for Claims and Claim Expense in our Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Profit Commissions and Fees

Three months ended March 31,	2017	2016	Change
(in thousands)
Profit commissions and fees	$22,116	$19,715	$2,401
Decrease in underwriting expense ratio	11.8%	11.3%	0.5%
Net impact of profit commissions and fees	$33,608	$31,147	$2,461

We have entered into joint ventures and specialized quota share cessions of our property book of business pursuant to which we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as a reduction in acquisition and operating expenses, respectively, and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios.
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was $33.6 million and $31.1 million in the three months ended March 31, 2017 and 2016, respectively.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended March 31,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$401,561	$417,174	$(15,613)
Net premiums written	$254,265	$278,816	$(24,551)
Net premiums earned	$179,059	$178,374	$685
Net claims and claim expenses incurred	154,571	104,883	49,688
Acquisition expenses	54,179	45,468	8,711
Operational expenses	19,607	27,518	(7,911)
Underwriting (loss) income	$(49,298)	$505	$(49,803)

Net claims and claim expenses incurred – current accident year	$124,309	$100,477	$23,832
Net claims and claim expenses incurred – prior accident years	30,262	4,406	25,856
Net claims and claim expenses incurred – total	$154,571	$104,883	$49,688

Net claims and claim expense ratio – current accident year	69.4%	56.3%	13.1%
Net claims and claim expense ratio – prior accident years	16.9%	2.5%	14.4%
Net claims and claim expense ratio – calendar year	86.3%	58.8%	27.5%
Underwriting expense ratio	41.2%	40.9%	0.3%
Combined ratio	127.5%	99.7%	27.8%

Casualty and Specialty Gross Premiums Written
In the three months ended March 31, 2017, our Casualty and Specialty segment gross premiums written decreased $15.6 million, or 3.7%, to $401.6 million, compared to $417.2 million in the three months ended March 31, 2016. The $15.6 million decrease was principally due to a decrease in financial lines of business primarily as a result of a large, in-force multi-year mortgage reinsurance contract written in the three months ended March 31, 2016, and partially offset by growth in gross premiums written within certain of our casualty lines of business. Financial lines of business, and more specifically, mortgage reinsurance, are prone to significant gross premiums written volatility and can be influenced by a small number of relatively large transactions.
During 2016 and continuing through the three months ended March 31, 2017, we experienced growth in a number of our casualty and specialty lines of business and will continue to seek to expand our casualty and specialty operations through our underwriting platforms, including Bermuda, the U.S. and Syndicate 1458, although we cannot assure you we will continue to do so.
Our Casualty and Specialty segment gross premiums written in recent periods have reflected a relatively larger percentage of proportional reinsurance compared to excess of loss reinsurance than in many of our comparative periods. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely vary in the future. Proportional business typically has relatively higher premiums per unit of expected underwriting income, and a correspondingly higher combined ratio, than traditional excess of loss reinsurance. Proportional coverage tends to be exposed to relatively more attritional, high frequency, low severity, losses while subject to less expected severity. Moreover, market conditions for our Casualty and Specialty segment have been impacted by a trend towards increased ceding commissions on our assumed proportional reinsurance.

Casualty and Specialty Ceded Premiums Written

Three months ended March 31,	2017	2016	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$147,296	$138,358	$8,938

Ceded premiums written in our Casualty and Specialty segment increased $8.9 million, to $147.3 million, in the three months ended March 31, 2017, compared to $138.4 million in the three months ended March 31, 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $49.3 million in the three months ended March 31, 2017, compared to underwriting income of $0.5 million in the three months ended March 31, 2016. In the three months ended March 31, 2017, our Casualty and Specialty segment generated a net claims and claim expense ratio of 86.3%, an underwriting expense ratio of 41.2% and a combined ratio of 127.5%, compared to 58.8%, 40.9% and 99.7%, respectively, in the three months ended March 31, 2016.
The increase in our Casualty and Specialty segment’s combined ratio was driven by a 27.5 percentage point increase in the net claims and claim expense ratio in the three months ended March 31, 2017 to 86.3%, compared to 58.8% in the three months ended March 31, 2016.
We experienced $30.3 million, or 16.9 percentage points, of adverse development on prior accident years net claims and claim reserves within our Casualty and Specialty segment during the three months ended March 31, 2017, compared to $4.4 million of adverse development in the three months ended March 31, 2016. The $30.3 million adverse development on prior accident years net claims and claim reserves for the three months ended March 31, 2017 was principally driven by $33.5 million, or 18.7 percentage points, of adverse development associated with the decrease in the Ogden Rate, partially offset by net favorable development on attritional net claims and claim expenses. See “Note 6. Reserve for Claims and Claim Expense in our Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Current accident year net claims and claim expenses in our Casualty and Specialty segment were primarily impacted by a number of small events and higher attritional net claims and claim expenses.
Profit Commissions and Fees

Three months ended March 31,	2017	2016	Change
(in thousands, except percentages)
Profit commissions and fees	$8,532	$3,269	$5,263
Decrease in underwriting expense ratio	4.8%	1.8%	3.0%

We have entered into specialized quota share cessions of our casualty and specialty book of business pursuant to which we are entitled to certain profit commissions and fee income. We record these profit commissions and fees as reductions in acquisition and operating expenses, respectively, and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios.

Net Investment Income

Three months ended March 31,	2017	2016	Change
(in thousands)
Fixed maturity investments	$43,419	$36,006	$7,413
Short term investments	1,724	1,000	724
Equity investments trading	811	1,663	(852)
Other investments
Private equity investments	7,802	(9,358)	17,160
Other	4,072	3,309	763
Cash and cash equivalents	189	129	60
	58,017	32,749	25,268
Investment expenses	(3,692)	(3,886)	194
Net investment income	$54,325	$28,863	$25,462

Net investment income was $54.3 million in the three months ended March 31, 2017, compared to $28.9 million in the three months ended March 31, 2016, an increase of $25.5 million. Impacting our net investment income for the three months ended March 31, 2017 was higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets and improved returns in our portfolio of other investments principally driven by our private equity investments.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels and, combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $6.9 million and losses of $9.0 million in the three months ended March 31, 2017 and 2016, respectively.
Net Realized and Unrealized Gains on Investments

Three months ended March 31,	2017	2016	Change
(in thousands)
Gross realized gains	$11,461	$17,750	$(6,289)
Gross realized losses	(16,533)	(14,665)	(1,868)
Net realized (losses) gains on fixed maturity investments	(5,072)	3,085	(8,157)
Net unrealized gains on fixed maturity investments trading	24,635	85,465	(60,830)
Net realized and unrealized losses on investments-related derivatives	(56)	(19,449)	19,393
Net realized gains (losses) on equity investments trading	20,915	(818)	21,733
Net unrealized gains (losses) on equity investments trading	2,951	(6,630)	9,581
Net realized and unrealized gains on investments	$43,373	$61,653	$(18,280)

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

Net realized and unrealized gains on investments were $43.4 million in the three months ended March 31, 2017, compared to $61.7 million in the three months ended March 31, 2016, a decrease of $18.3 million. Included in our net realized and unrealized gains on investments were:

•
net realized and unrealized gains on equity investments trading of $23.9 million in the three months ended March 31, 2017, compared to net realized and unrealized losses of $7.4 million in the three months ended March 31, 2016, an improvement of $31.3 million, principally driven by the strong performance of a number of our equity positions in the three months ended March 31, 2017;

•
net realized and unrealized gains on our fixed maturity investments trading of $19.6 million in the three months ended March 31, 2017, compared to gains of $88.6 million in the three months ended March 31, 2016. The $69.0 million decrease was principally driven by the front end of the yield curve shifting upwards in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, when the entire yield curve shifted downward; and

•
net realized and unrealized losses on certain investments-related derivatives of $0.1 million in the three months ended March 31, 2017, compared to losses of $19.4 million in the three months ended March 31, 2016. Our net realized and unrealized losses on certain investments-related derivatives generally move in the opposite direction from our net realized and unrealized gains on our fixed maturity investments trading as a result of movements in the yield curve.

Net Foreign Exchange Gains (Losses)

Three months ended March 31,	2017	2016	Change
(in thousands)
Total foreign exchange gains (losses)	$8,165	$(1,692)	$9,857

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
Equity in (Losses) Earnings of Other Ventures

Three months ended March 31,	2017	2016	Change
(in thousands)
Top Layer Re	$2,484	$2,403	$81
Tower Hill Companies	(4,058)	251	(4,309)
Other	67	(1,043)	1,110
Total equity in (losses) earnings of other ventures	$(1,507)	$1,611	$(3,118)

Equity in (losses) earnings of other ventures primarily represents our pro-rata share of the net (loss) income from our investments in Top Layer Re and the Tower Hill Companies, and, except for Top Layer Re, is recorded one quarter in arrears. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Equity in losses of other ventures was $1.5 million in the three months ended March 31, 2017, compared to equity in earnings of $1.6 million in the three months ended March 31, 2016, with the decrease driven by lower profitability in the Tower Hill Companies.

Other Income

Three months ended March 31,	2017	2016	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$1,498	$3,839	(2,341)
Other	167	240	(73)
Total other income	$1,665	$4,079	$(2,414)

In the three months ended March 31, 2017, we generated other income of $1.7 million, compared to $4.1 million in the three months ended March 31, 2016, with the decrease driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Three months ended March 31,	2017	2016	Change
(in thousands)
Total corporate expenses	$5,286	$8,225	$(2,939)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $2.9 million, to $5.3 million, in the three months ended March 31, 2017, compared to $8.2 million in the three months ended March 31, 2016, primarily reflecting executive charges in the three months ended March 31, 2016 that did not reoccur in the three months ended March 31, 2017.
Income Tax Expense

Three months ended March 31,	2017	2016	Change
(in thousands)
Income tax expense	$(334)	$(2,744)	$2,410

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
In the three months ended March 31, 2017, we recognized an income tax expense of $0.3 million, compared to $2.7 million in the three months ended March 31, 2016, primarily as a result of lower taxable income in our U.S.-based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended March 31,	2017	2016	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(34,327)	$(44,591)	$10,264

Our net income attributable to redeemable noncontrolling interests was $34.3 million in the three months ended March 31, 2017, compared to $44.6 million in the three months ended March 31, 2016. The $10.3 million decrease in net income attributable to redeemable noncontrolling interests was principally due to a decrease in the profitability of DaVinciRe, partially offset by a decrease in our ownership of DaVinciRe to 22.6% at March 31, 2017, compared to 24% at March 31, 2016. We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.

LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including among others, Bermuda, the U.S., the U.K. and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing the ability of us and our principal operating subsidiaries to pay dividends are discussed in detail in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” of our Form 10-K for the year ended December 31, 2016.
During the three months ended March 31, 2017, RenaissanceRe’s principal operating subsidiaries returned capital, which included dividends declared and return of capital, net of capital contributions received, of $134.8 million (2016 - $138.7 million).
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
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor.  Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model.  The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. We are currently completing our 2016 group BSCR, which must be filed with the BMA on or before May 31, 2017, and at this time, we believe we will exceed the ECR.
Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At March 31, 2017, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
Under the Insurance Act, RenaissanceRe Specialty U.S. is defined as a Class 3B insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2016 BSCR for Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci was filed with the BMA before April 30, 2017; and each company exceeded the minimum amount required to be maintained under Bermuda law. In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.
U.K. Subsidiaries
Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). The amount of FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At March 31, 2017, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £353.2 million based on its business plan originally approved in November 2016 (December 31, 2016 - £353.2 million based on its business plan originally approved in November 2016). At March 31, 2017, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £381.9 million (December 31, 2016 - £351.7 million). Actual FAL posted for Syndicate 1458 at March 31, 2017 by RenaissanceRe CCL is $380.0 million and £90.0 million supported 100% by letters of credit (December 31, 2016 - $380.0 million and £90.0 million).
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law which uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At March 31, 2017, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
Renaissance Reinsurance U.S. is subject to certain restrictions on its ability to pay dividends pursuant to Maryland law, including making appropriate filings with and obtaining certain approvals from its regulator. During 2017, Renaissance Reinsurance U.S. has an ordinary dividend capacity of $25.4 million (2016 - $26.0 million).
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
Sources of Liquidity
Historically, cash receipts from operations, consisting of premiums and investment income, have provided sufficient funds to pay losses and operating expenses of our subsidiaries and to fund dividends to RenaissanceRe. The premiums received by our operating subsidiaries are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses generally are received within the first two years of inception of a contract while operating expenses are generally paid within a year of being incurred. It generally takes much longer for claims and claims expenses to be reported and ultimately settled, requiring the establishment of reserves for claims and claim expenses. Therefore, the amount of claims paid in any one year is not necessarily related to the amount of net claims incurred in that year, as reported in the consolidated statement of operations.
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
Our “shelf” registration statement on Form S-3 under the Securities Act allows for the public offering of various types of securities, including common shares, preference shares and debt securities, and thus provides a source of liquidity. Because we are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, we are also eligible to file additional automatically effective registration statements on Form S-3 in the future for the potential offering and sale of an unlimited amount of debt and equity securities.
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” in our Form 10-K for the year ended December 31, 2016 for details of these facilities.
Cash Flows

Three months ended March 31,	2017	2016
(in thousands)
Net cash provided by (used in) operating activities	$221,039	$(1,638)
Net cash (used in) provided by investing activities	(28,896)	101,132
Net cash used in financing activities	(160,815)	(162,489)
Effect of exchange rate changes on foreign currency cash	1,602	5,259
Net increase (decrease) in cash and cash equivalents	32,930	(57,736)
Cash and cash equivalents, beginning of period	421,157	506,885
Cash and cash equivalents, end of period	$454,087	$449,149

2017
During the three months ended March 31, 2017, our cash and cash equivalents increased $32.9 million, to $454.1 million at March 31, 2017, compared to $421.2 million at December 31, 2016.
Cash flows provided by operating activities. Cash flows provided by operating activities during the three months ended March 31, 2017 were $221.0 million, compared to cash flows used in operating activities of $1.6 million during the three months ended March 31, 2016. Cash flows provided by operating activities during the three months ended March 31, 2017 were primarily the result of certain adjustments to reconcile our net income of $132.3 million to net cash provided by operating activities, including:

•
an increase in unearned premiums of $364.9 million due to the gross premiums written associated with our January 1 renewals and a $298.3 million increase in reinsurance balances payable due to the timing of payments of our premiums ceded;

•	an increase in our reserve for claims and claim expenses of $86.4 million as a result of claims and claims expenses incurred of $251.8 million, partially offset by claims payments of $167.8 million;

•	increases in premiums receivable and deferred acquisition costs of $296.0 million and $53.4 million, respectively, due to the gross premiums written associated with our January 1 renewals noted above;

•	an increase of $186.8 million in our prepaid reinsurance premiums due to ceded premiums written associated with our January 1 renewals; and

•	an increase of $46.3 million in our reinsurance recoverable.
Cash flows used in investing activities. During the three months ended March 31, 2017, our cash flows used in investing activities were $28.9 million, principally reflecting net purchases of fixed maturity investments of $324.7 million, partially offset by net sales of short term investments of $245.7 million.
Cash flows used in financing activities. Our cash flows used in financing activities in the three months ended March 31, 2017 were $160.8 million, and were principally the result of the settlement of $80.0 million of common share repurchases, net outflows of $51.2 million related to a net return of capital to third party shareholders, principally in DaVinciRe and Medici, and $13.0 million and $5.6 million of dividends paid on our common and preferred shares, respectively.
2016
During the three months ended March 31, 2016, our cash and cash equivalents decreased $57.7 million, to $449.1 million at March 31, 2016, compared to $506.9 million at December 31, 2015.
Cash flows used in operating activities. Cash flows used in operating activities during the first three months of 2016 were $9.7 million, compared to $118.6 million during the three months ended March 31, 2015. Cash flows used in operating activities during the three months ended March 31, 2016 were primarily the result of certain adjustments to reconcile our net income of $178.2 million to net cash used in operating activities, including:

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

Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At March 31, 2017	At December 31, 2016	Change
(in thousands)
Common shareholders’ equity	$4,460,837	$4,466,577	$(5,740)
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,860,837	4,866,577	(5,740)
3.700% Senior Notes due 2025	297,039	296,948	91
5.75% Senior Notes due 2020	249,023	248,941	82
Series B 7.50% Senior Notes due 2017	252,141	255,352	(3,211)
4.750% Senior Notes due 2025 (DaVinciRe)	147,498	147,422	76
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,195,701	$1,198,663	$(2,962)
Total shareholders’ equity attributable to RenaissanceRe and debt	$6,056,538	$6,065,240	$(8,702)

During the three months ended March 31, 2017, our total shareholders’ equity attributable to RenaissanceRe and debt decreased by $8.7 million, to $6.1 billion.
Our shareholders’ equity attributable to RenaissanceRe decreased $5.7 million during the three months ended March 31, 2017 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $96.5 million; partially offset by

•	our repurchase of 550 thousand shares in open market transactions at an aggregate cost of $80.0 million, and at an average share price of $145.36; and

•	$13.0 million and $5.6 million of dividends on our common and preference shares, respectively.
During the three months ended March 31, 2017, our debt decreased $3.0 million, primarily driven by the amortization of deferred debt issuance costs and the amortization of the fair value adjustment related to the assumption of the Series B 7.50% Senior Notes due 2017 in connection with the acquisition of Platinum. We currently anticipate repaying the 7.50% Senior Notes due 2017 at maturity with existing cash on hand and do not plan on re-financing the notes, however we cannot assure you we will do so.
Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At March 31, 2017	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	123,847
Uncommitted Standby Letter of Credit Facility with NAB	5,883
Bilateral Letter of Credit Facility with Citibank Europe	200,568
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	380,000
Total credit facilities in U.S. dollars	$710,298

Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	£90,000
Specialty Risks FAL Facility	10,000
Total credit facilities in pound sterling	£100,000

There have been no material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2016. For additional information related to the terms of our significant credit facilities, see “Note 9. Debt and Credit Facilities in our Notes to Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2016.
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at March 31, 2017 with respect to our multi-beneficiary reinsurance trusts totaled $656.8 million and $136.3 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $629.7 million and $92.5 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at March 31, 2017 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $39.2 million and $19.2 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $15.5 million and $16.6 million, respectively.
Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 22.6% at March 31, 2017 (December 31, 2016 - 24.0%). Refer to “Note 7. Noncontrolling Interests in our Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.
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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of April 28, 2017 are presented below.

	A.M. Best	S&P	Moody’s	Fitch

Renaissance Reinsurance (1)	A+	AA-	A1	A+
DaVinci (1)	A	AA-	A3	—
Renaissance Reinsurance U.S. (1)	A	AA-	—	—
RenaissanceRe Specialty U.S. (1)	A	AA-	—	—
Renaissance Reinsurance of Europe (1)	A+	AA-	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	—	Very Strong	—	—

(1) The A.M. Best, S&P, Moody's and Fitch ratings for these companies set forth in the table above reflect the insurer's financial strength rating and, in addition to the insurer's financial strength rating, the S&P ratings reflect the insurer's issuer credit rating.
(2) The A.M. Best, S&P and Fitch ratings for the Lloyd's Overall Market Rating represent its financial strength rating.
(3) The S&P rating for RenaissanceRe represents the rating on its Enterprise Risk Management practices.

Reserve for Claims and Claim Expenses
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding IBNR and, if deemed necessary, adding costs for additional case reserves. Additional case reserves represent our estimates for claims related to specific contracts previously reported to us which we believe may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR.
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 6. Reserve for Claims and Claim Expenses in our Notes to Consolidated Financial Statements” included herein for more information on prior year development of the reserve for claims and claim expenses and analysis of our incurred and paid claims development for each of our Property and Casualty and Specialty segments. Refer to “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2016 for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2016 for more information on our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	March 31, 2017		December 31, 2016		Change
(in thousands, except percentages)
U.S. treasuries	$2,635,800	27.9%	$2,617,894	28.1%	$17,906
Agencies	86,373	0.9%	90,972	1.0%	(4,599)
Municipal	506,109	5.4%	519,069	5.6%	(12,960)
Non-U.S. government (Sovereign debt)	341,725	3.6%	333,224	3.6%	8,501
Non-U.S. government-backed corporate	118,092	1.2%	133,300	1.4%	(15,208)
Corporate	2,205,442	23.4%	1,877,243	20.2%	328,199
Agency mortgage-backed	505,829	5.3%	462,493	5.0%	43,336
Non-agency mortgage-backed	270,983	2.9%	258,944	2.7%	12,039
Commercial mortgage-backed	382,874	4.0%	409,747	4.4%	(26,873)
Asset-backed	206,624	2.1%	188,358	2.0%	18,266
Total fixed maturity investments, at fair value	7,259,851	76.7%	6,891,244	74.0%	368,607
Short term investments, at fair value	1,199,797	12.7%	1,368,379	14.7%	(168,582)
Equity investments trading, at fair value	388,424	4.1%	383,313	4.1%	5,111
Other investments, at fair value	514,667	5.4%	549,805	5.9%	(35,138)
Total managed investment portfolio	9,362,739	98.9%	9,192,741	98.7%	169,998
Investments in other ventures, under equity method	97,131	1.1%	124,227	1.3%	(27,096)
Total investments	$9,459,870	100.0%	$9,316,968	100.0%	$142,902

At March 31, 2017, we held investments totaling $9.5 billion, compared to $9.3 billion at December 31, 2016. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, refer to “Note 3. Investments” and “Note 4. Fair Value Measurements” in our Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value of measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, senior secured bank loan funds, hedge funds, and other investments). At March 31, 2017, our portfolio of equity investments trading totaled $388.4 million, or 4.1%, of our total investments (December 31, 2016 - $383.3 million or 4.1%). Our portfolio of other investments totaled $514.7 million, or 5.4%, of our total investments at March 31, 2017 (December 31, 2016 - $549.8 million or 5.9%).

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2017	December 31, 2016	Change
(in thousands)
Catastrophe bonds	$298,564	$335,209	$(36,645)
Private equity partnerships	192,975	191,061	1,914
Senior secured bank loan funds	21,748	22,040	(292)
Hedge funds	1,380	1,495	(115)
Total other investments	$514,667	$549,805	$(35,138)

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the three months ended March 31, 2017 is income of $1.7 million (2016 - loss of $3.4 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity partnerships and other investments of $794.8 million, of which $560.2 million has been contributed at March 31, 2017. Our remaining commitments to these investments at March 31, 2017 totaled $243.9 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At March 31, 2017, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2016. We consider these contractual obligations when assessing our liquidity requirements. As of March 31, 2017, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2016.
CURRENT OUTLOOK
Property Exposed Market Developments
Over the past several years, notwithstanding the occurrence of a number of significant loss events, including Storm Sandy in 2012, one of the most significant insured losses on record, and the increased frequency of severe weather events from 2013 through 2016 in many high-insurance-penetration regions, including the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew, the global property catastrophe insurance and reinsurance markets have manifested growing, and ultimately record, levels of industry wide capital held. At the same time, reinsurance demand for many coverages and solutions has not grown at the pace of this growth in available capital. During the January 2017 property catastrophe reinsurance renewal season, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, recent loss impacted treaties and contracts. We continue to expect the supply of capital to outpace any growth of demand, including in respect of the June 1 and July 1 renewal markets. Accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
As a result, although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the size of our aggregate book of property-exposed reinsurance business. While we will strive to maintain a high level of net portfolio quality, we cannot assure you we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels we find acceptable, or will be characterized by contractual terms and conditions we do not find to be acceptable, absent the advent of significant new developments. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you we will do so. To the extent we increase our aggregate retrocessional purchases, absent the occurrence of loss activity covered by such retrocessions, our net income for the period will decrease to reflect the cost of such cessions, and we cannot assure you we will obtain commensurate value from factors such as potentially enhanced client acceptance, stability of our ratings, liquidity or otherwise.

Casualty and Specialty Exposed Market Developments
In the markets in which our Casualty and Specialty segment operates, we continue to expect casualty insurance and reinsurance capacity to remain abundant during 2017, notwithstanding events such as the Ogden Rate change and the relatively high level of specialty industry loss events in recent periods. Leading global intermediaries and other sources have generally reported that the U.S. casualty reinsurance market overall continues to reflect a soft pricing environment and we believe that prevailing terms and conditions in the casualty market are such that many programs and treaties do not meet our pricing standards. However, we also believe that pockets of niche or specialty casualty lines may provide more attractive opportunities for stronger or well-positioned reinsurers and that we are well positioned to compete for business we do find attractive, with strong ratings, an expanded product offering, and increased U.S. market presence. For example, market demand for protection in financial lines, particularly in respect of mortgage reinsurance, has grown in recent periods, contributing to our recent specialty and casualty growth. However, we cannot assure that these dynamics will continue or that any overall market increase in demand will indeed materialize. Specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. Furthermore, we intend to seek to maintain strong underwriting discipline and in light of prevailing market conditions cannot provide assurance we will succeed in growing or maintaining our current combined in-force book of business.
General Economic Conditions
Underlying economic conditions in several of the key markets we serve were generally stable or healthy in 2016. It is possible that some of our core markets, including the U.S., could experience further increases in economic growth, interest rates and inflation. These developments in turn could affect the markets we serve in multiple ways, both positively and negatively. Overall economic performance and future outlook was impacted by significant geopolitical developments during 2016, including the U.S. federal elections and Brexit. We expect that a period of uncertainty to continue and that many of the key markets we serve may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of political instability in the Middle East, Ukraine, Russia and other jurisdictions. While we believe that in general, the overall macroeconomic environment might be more favorable in 2017 than in past years, we continue to believe that uncertainty will impact market participants and that meaningful risk remains for continued economic weakness or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a period of economic weakness could adversely impact our financial position or results of operations. In addition, during a period of economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
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
The sustained and continuing environment of low interest rates, as compared to past periods, has lowered the yields at which we invest our assets.  However, many market observers have forecasted the prospect of higher interest rates during 2017, potentially returning to more historical levels over time. Accordingly, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio may be favorably impacted by an increasing interest rate environment. Although, such an increase in prevailing interest rates can contribute to higher realized and unrealized losses associated with our currently invested assets in the near term. While it is possible yields will improve in future periods, we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.
Legislative and Regulatory Update
In June 2016, U.S. House of Representatives leadership released a Tax Reform Task Force Blueprint which, among other things, recommended the U.S. move to a consumption or destination-based tax system and adopt corresponding border adjustments taxing imports. During the first quarter of 2017, the House Ways and Means Committee explored adopting the concepts of the Tax Reform Task Force Blueprint into law. If adopted comprehensively as contemplated by the Tax Reform Task Force Blueprint these proposals could materially adversely impact the insurance and reinsurance industry and our own results of operations. In particular, the enactment of such legislation could substantially decrease the exportability of risk and reduce our access to capital and business as a whole. Such legislation may also result in increased prices for our products and services, which could cause a decrease in demand for these products and services. It is also possible that border adjustments could result in retaliatory actions by other countries.
In April 2017, the Trump Administration released a statement of principles relating to personal and corporate tax reform. In respect of business taxation, the statement of principles called for, among other things the adoption of a 15% business tax rate, the imposition of a territorial U.S. tax system, a one-time tax on U.S. assets held in other jurisdictions, and the elimination of certain tax breaks for special interests. The statement of principles did not address the border adjustment proposals reflected in the Tax Reform Task Force Blueprint. However, Trump Administration officials were reported to have indicated in interviews the possibility of consideration of a  border adjustment or related border tax mechanism. At this time, no specific proposed legislative language has been released by either the House or the Trump Administration. Accordingly, material uncertainty remains as to the possibility, terms, likelihood and timing of any U.S. tax law change.
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
In prior Congressional sessions, Congress has considered a range of potential legislation which would, if enacted, provide for matters such as the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. In April 2016, H.R.4947, the Natural Disaster Reinsurance Act of 2016, which would create a federal reinsurance program to cover any losses insured or reinsured by eligible state programs arising from natural catastrophes, including losses from floods, earthquakes, tropical storms, tornadoes, volcanic eruption and winter storms, was introduced. If enacted, this bill, or legislation similar to any of these proposals, would, we believe, likely contribute to the growth of state entities offering below market priced insurance and reinsurance in a manner adverse to us and market participants more generally. Such legislation could also encourage cessation, or even reversal, of reforms and stabilization initiatives that have been enacted in Florida and other catastrophe-exposed states in recent years. While we believe such legislation will continue to be vigorously opposed, if adopted these bills would likely diminish the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.
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
In April 2016, the House approved the Flood Insurance Market Parity and Modernization Act. The bill was not passed by the Senate, but a substantially similar version of the bill was reintroduced in the House in March 2017. This legislation would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. The bill also would direct FEMA to consider policy holders who drop a NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that such legislation could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, we cannot assure you that such legislation will indeed be enacted or that such benefits will be recognized if it is.
In 2007, the state of Florida enhanced the authority of the FHCF to offer coverage at below-market rates and expanded the ability of the state-sponsored insurer, Citizens, to compete with private insurance companies, and other companies that cede business to us. This legislation reduced the role of the private insurance and reinsurance markets in Florida, a key target market of ours. In succeeding years, Florida legislation has allowed Citizens to increase rates and cut back support for the FHCF. The rate increases and cut back on coverage by the FHCF and Citizens have supported, over this period, a relatively increased role for private insurers in Florida, a market in which we have established substantial market share. However, we cannot assure you that this increased role will continue or be maintained, or that adverse new legislation will not be passed. In addition, at this time the risk transfer program utilized by the FHCF in each of the last two years has not been formally approved or introduced to the market. Accordingly, we cannot assure you that the program will continue in 2017 or that, if it does continue, we will participate or that any such participation would be meaningful economically.
Internationally, in the wake of the large natural catastrophes in 2011, a number of proposals have been introduced to alter the financing of natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. Indonesia’s financial services authority has announced a proposal to increase the amount of insurance business placed with domestic reinsurers. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring natural disaster risk in a number of jurisdictions worldwide, such as flood risk and reinsurance more generally in Australia, earthquake risk in New Zealand, and natural disasters in the Philippines. A number of these jurisdictions constitute large current or potential future markets for catastrophic coverage. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2016, during the three months ended March 31, 2017. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2016.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2016.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 22, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended March 31, 2017, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
January 1 - 31, 2017	—	$—	—	$—	—	$—	—
February 1 - 22, 2017	287,831	$142.50	6,901	$146.56	280,930	$142.40	(40.0)
February 22, 2017 - renewal of authorized share repurchase program of $500.0 million							40.0
Dollar amount available to be repurchased							500.0
February 23 - 28, 2017	—	$—	—	$—	—	$—	—
March 1 - 31, 2017	319,226	$148.57	49,738	$149.23	269,488	$148.45	(40.0)
Total	607,057	$145.69	56,639	$148.90	550,418	$145.36	$460.0

During the three months ended March 31, 2017, pursuant to our publicly announced share repurchase program, we repurchased an aggregate of 550 thousand common shares in open market transactions at an aggregate cost of $80.0 million and an average price of $145.36 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Subsequent to March 31, 2017 and through the period ended April 28, 2017, we repurchased 163 thousand common shares in open market transactions at an aggregate cost of $22.8 million and an average price of $139.71 per common share.
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
RENAISSANCERE HOLDINGS LTD.

Date: May 3, 2017	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 3, 2017	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)