Form 10-Q
period 2017-06-30
RENAISSANCERE HOLDINGS LTD
filed 2017-07-26
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at July 21, 2017 was 40,265,190.

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $7,257,020 at June 30, 2017 (December 31, 2016 – $6,920,690)	$7,282,264	$6,891,244
Short term investments, at fair value	1,070,950	1,368,379
Equity investments trading, at fair value	393,405	383,313
Other investments, at fair value	561,212	549,805
Investments in other ventures, under equity method	101,077	124,227
Total investments	9,408,908	9,316,968
Cash and cash equivalents	623,150	421,157
Premiums receivable	1,533,833	987,323
Prepaid reinsurance premiums	705,322	441,260
Reinsurance recoverable	370,586	279,564
Accrued investment income	40,118	38,076
Deferred acquisition costs	430,106	335,325
Receivable for investments sold	170,411	105,841
Other assets	176,816	175,382
Goodwill and other intangible assets	246,430	251,186
Total assets	$13,705,680	$12,352,082
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$2,989,806	$2,848,294
Unearned premiums	1,847,206	1,231,573
Debt	988,866	948,663
Reinsurance balances payable	1,052,494	673,983
Payable for investments purchased	407,312	305,714
Other liabilities	222,658	301,684
Total liabilities	7,508,342	6,309,911
Commitments and Contingencies
Redeemable noncontrolling interests	1,242,083	1,175,594
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at June 30, 2017 (December 31, 2016 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 40,282,418 shares issued and outstanding at June 30, 2017 (December 31, 2016 – 41,187,413)	40,282	41,187
Additional paid-in capital	67,583	216,558
Accumulated other comprehensive (loss) income	(139)	1,133
Retained earnings	4,447,529	4,207,699
Total shareholders’ equity attributable to RenaissanceRe	4,955,255	4,866,577
Total liabilities, noncontrolling interests and shareholders’ equity	$13,705,680	$12,352,082

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2017 and 2016
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues
Gross premiums written	$827,415	$759,128	$1,749,505	$1,621,261
Net premiums written	$555,745	$519,916	$1,099,881	$1,031,591
Increase in unearned premiums	(173,480)	(168,514)	(351,571)	(326,583)
Net premiums earned	382,265	351,402	748,310	705,008
Net investment income	54,163	54,124	108,488	82,987
Net foreign exchange gains (losses)	3,109	(690)	11,274	(2,382)
Equity in earnings of other ventures	5,543	6,022	4,036	7,633
Other income	2,392	2,654	4,057	6,733
Net realized and unrealized gains on investments	58,113	69,772	101,486	131,425
Total revenues	505,585	483,284	977,651	931,404
Expenses
Net claims and claim expenses incurred	142,587	167,750	335,668	294,355
Acquisition expenses	88,251	69,005	171,533	134,597
Operational expenses	41,766	51,073	89,049	107,308
Corporate expenses	4,636	5,752	9,922	13,977
Interest expense	10,091	10,536	20,617	21,074
Total expenses	287,331	304,116	626,789	571,311
Income before taxes	218,254	179,168	350,862	360,093
Income tax expense	(3,904)	(6,612)	(4,238)	(9,356)
Net income	214,350	172,556	346,624	350,737
Net income attributable to redeemable noncontrolling interests	(37,612)	(30,635)	(71,939)	(75,226)
Net income attributable to RenaissanceRe	176,738	141,921	274,685	275,511
Dividends on preference shares	(5,596)	(5,596)	(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders	$171,142	$136,325	$263,494	$264,320
Net income available to RenaissanceRe common shareholders per common share – basic	$4.25	$3.23	$6.50	$6.20
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.24	$3.22	$6.47	$6.16
Dividends per common share	$0.32	$0.31	$0.64	$0.62

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Comprehensive income
Net income	$214,350	$172,556	$346,624	$350,737
Change in net unrealized gains on investments	219	672	(1,272)	229
Comprehensive income	214,569	173,228	345,352	350,966
Net income attributable to redeemable noncontrolling interests	(37,612)	(30,635)	(71,939)	(75,226)
Comprehensive income attributable to redeemable noncontrolling interests	(37,612)	(30,635)	(71,939)	(75,226)
Comprehensive income attributable to RenaissanceRe	$176,957	$142,593	$273,413	$275,740

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
Preference shares
Balance – January 1	$400,000	$400,000
Balance – June 30	400,000	400,000
Common shares
Balance – January 1	41,187	43,701
Repurchase of shares	(1,052)	(2,420)
Exercise of options and issuance of restricted stock awards	147	215
Balance – June 30	40,282	41,496
Additional paid-in capital
Balance – January 1	216,558	507,674
Repurchase of shares	(148,608)	(269,847)
Change in redeemable noncontrolling interests	(306)	(731)
Exercise of options and issuance of restricted stock awards	(61)	5,465
Balance – June 30	67,583	242,561
Accumulated other comprehensive (loss) income
Balance – January 1	1,133	2,108
Change in net unrealized gains on investments	(1,272)	229
Balance – June 30	(139)	2,337
Retained earnings
Balance – January 1	4,207,699	3,778,701
Cumulative effect of adoption of ASU 2016-09 (Note 2)	2,213	—
Net income	346,624	350,737
Net income attributable to redeemable noncontrolling interests	(71,939)	(75,226)
Dividends on common shares	(25,877)	(26,198)
Dividends on preference shares	(11,191)	(11,191)
Balance – June 30	4,447,529	4,016,823
Total shareholders’ equity	$4,955,255	$4,703,217

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
Cash flows provided by operating activities
Net income	$346,624	$350,737
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	11,499	11,036
Equity in undistributed losses (earnings) of other ventures	20,304	(2,308)
Net realized and unrealized gains on investments	(101,486)	(131,425)
Net unrealized (gains) losses included in net investment income	(12,491)	20,360
Change in:
Premiums receivable	(546,510)	(554,658)
Prepaid reinsurance premiums	(264,062)	(302,421)
Reinsurance recoverable	(91,022)	(87,480)
Deferred acquisition costs	(94,781)	(131,772)
Reserve for claims and claim expenses	141,512	77,198
Unearned premiums	615,633	629,004
Reinsurance balances payable	378,511	229,725
Other	(62,708)	17,245
Net cash provided by operating activities	341,023	125,241
Cash flows provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	5,163,972	4,780,406
Purchases of fixed maturity investments trading	(5,451,362)	(4,984,820)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	5,216
Net sales of equity investments trading	46,305	181,634
Net sales of short term investments	276,075	245,899
Net sales (purchases) of other investments	2,551	(52,778)
Net cash provided by investing activities	37,541	175,557
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(25,877)	(26,198)
Dividends paid – preference shares	(11,191)	(11,191)
RenaissanceRe common share repurchases	(145,940)	(265,003)
Issuance of debt, net of expenses	295,866	—
Repayment of debt	(250,000)	—
Net third party redeemable noncontrolling interest share transactions	(33,655)	(43,909)
Taxes paid on withholding shares	(11,251)	(8,069)
Net cash used in financing activities	(182,048)	(354,370)
Effect of exchange rate changes on foreign currency cash	5,477	2,208
Net increase (decrease) in cash and cash equivalents	201,993	(51,364)
Cash and cash equivalents, beginning of period	421,157	506,885
Cash and cash equivalents, end of period	$623,150	$455,521

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

•
Effective November 7, 2016, Fibonacci Reinsurance Ltd. ("Fibonacci Re"), a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raised capital from third party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange. Fibonacci Re is considered a VIE. The Company is not considered the primary beneficiary of Fibonacci Re and, as a result, the Company does not consolidate the financial position and results of operations of Fibonacci Re.

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
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2017	December 31, 2016
U.S. treasuries	$2,826,681	$2,617,894
Agencies	83,343	90,972
Municipal	518,912	519,069
Non-U.S. government (Sovereign debt)	173,667	333,224
Non-U.S. government-backed corporate	74,620	133,300
Corporate	2,186,040	1,877,243
Agency mortgage-backed	567,560	462,493
Non-agency mortgage-backed	275,268	258,944
Commercial mortgage-backed	384,610	409,747
Asset-backed	191,563	188,358
Total fixed maturity investments trading	$7,282,264	$6,891,244

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2017	Amortized Cost	Fair Value
Due in less than one year	$428,307	$427,683
Due after one through five years	4,112,662	4,111,191
Due after five through ten years	1,137,632	1,153,811
Due after ten years	168,920	170,578
Mortgage-backed	1,218,486	1,227,438
Asset-backed	191,013	191,563
Total	$7,257,020	$7,282,264

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2017	December 31, 2016
Financials	$272,982	$275,065
Communications and technology	42,316	36,770
Industrial, utilities and energy	31,852	30,303
Consumer	22,078	20,501
Healthcare	20,087	17,245
Basic materials	4,090	3,429
Total	$393,405	$383,313

Pledged Investments
At June 30, 2017, $2.8 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2016 - $2.7 billion). Of this amount, $888.2 million is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2016 - $842.6 million).
Reverse Repurchase Agreements
At June 30, 2017, the Company held $33.8 million (December 31, 2016 - $78.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Fixed maturity investments	$44,356	$46,091	$87,775	$82,097
Short term investments	2,981	1,227	4,705	2,227
Equity investments	889	865	1,700	2,528
Other investments
Private equity investments	6,611	4,356	14,413	(5,002)
Other	2,899	5,035	6,971	8,344
Cash and cash equivalents	295	209	484	338
	58,031	57,783	116,048	90,532
Investment expenses	(3,868)	(3,659)	(7,560)	(7,545)
Net investment income	$54,163	$54,124	$108,488	$82,987

Net Realized and Unrealized Gains on Investments
Net realized and unrealized gains on investments are as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gross realized gains	$15,249	$22,661	$26,710	$40,411
Gross realized losses	(7,243)	(7,804)	(23,776)	(22,469)
Net realized gains on fixed maturity investments	8,006	14,857	2,934	17,942
Net unrealized gains on fixed maturity investments trading	18,760	44,271	43,395	129,736
Net realized and unrealized losses on investments-related derivatives	(268)	(9,151)	(324)	(28,600)
Net realized gains on equity investments trading	15,146	14,729	36,061	13,911
Net unrealized gains (losses) on equity investments trading	16,469	5,066	19,420	(1,564)
Net realized and unrealized gains on investments	$58,113	$69,772	$101,486	$131,425

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,826,681	$2,826,681	$—	$—
Agencies	83,343	—	83,343	—
Municipal	518,912	—	518,912	—
Non-U.S. government (Sovereign debt)	173,667	—	173,667	—
Non-U.S. government-backed corporate	74,620	—	74,620	—
Corporate	2,186,040	—	2,186,040	—
Agency mortgage-backed	567,560	—	567,560	—
Non-agency mortgage-backed	275,268	—	275,268	—
Commercial mortgage-backed	384,610	—	384,610	—
Asset-backed	191,563	—	191,563	—
Total fixed maturity investments	7,282,264	2,826,681	4,455,583	—
Short term investments	1,070,950	—	1,070,950	—
Equity investments trading	393,405	393,405	—	—
Other investments
Catastrophe bonds	348,353	—	348,353	—
Private equity partnerships (1)	194,331	—	—	—
Senior secured bank loan funds (1)	17,321	—	—	—
Hedge funds (1)	1,207	—	—	—
Total other investments	561,212	—	348,353	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(9,502)	—	—	(9,502)
Derivatives (3)	6,391	210	6,181	—
Other	(5,355)	—	(5,355)	—
Total other assets and (liabilities)	(8,466)	210	826	(9,502)
	$9,299,365	$3,220,296	$5,875,712	$(9,502)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at June 30, 2017 was $5.8 million and $15.3 million of other assets and other liabilities, respectively.

(3)	See “Note 13. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,617,894	$2,617,894	$—	$—
Agencies	90,972	—	90,972	—
Municipal	519,069	—	519,069	—
Non-U.S. government (Sovereign debt)	333,224	—	333,224	—
Non-U.S. government-backed corporate	133,300	—	133,300	—
Corporate	1,877,243	—	1,877,243	—
Agency mortgage-backed	462,493	—	462,493	—
Non-agency mortgage-backed	258,944	—	258,944	—
Commercial mortgage-backed	409,747	—	409,747	—
Asset-backed	188,358	—	188,358	—
Total fixed maturity investments	6,891,244	2,617,894	4,273,350	—
Short term investments	1,368,379	—	1,368,379	—
Equity investments trading	383,313	383,313	—	—
Other investments
Catastrophe bonds	335,209	—	335,209	—
Private equity partnerships (1)	191,061	—	—	—
Senior secured bank loan funds (1)	22,040	—	—	—
Hedge funds (1)	1,495	—	—	—
Total other investments	549,805	—	335,209	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(13,004)	—	—	(13,004)
Derivatives (3)	(8,922)	(646)	(8,276)	—
Other	(13,105)	—	(13,105)	—
Total other assets and (liabilities)	(35,031)	(646)	(21,381)	(13,004)
	$9,157,710	$3,000,561	$5,955,557	$(13,004)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2016 was $4.4 million and $17.4 million of other assets and other liabilities, respectively.

(3)	See “Note 13. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.
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
U.S. treasuries
Level 1 - At June 30, 2017, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 1.5% and a weighted average credit quality of AA (December 31, 2016 - 1.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2017, the Company’s agency fixed maturity investments had a weighted average effective yield of 2.0% and a weighted average credit quality of AA (December 31, 2016 - 2.0% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At June 30, 2017, the Company’s municipal fixed maturity investments had a weighted average effective yield of 1.9% and a weighted average credit quality of AA (December 31, 2016 - 2.4% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At June 30, 2017, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 1.7% and a weighted average credit quality of AAA (December 31, 2016 - 1.6% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At June 30, 2017, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.8% and a weighted average credit quality of AA (December 31, 2016 - 1.5% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2017, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.6% and a weighted average credit quality of BBB (December 31, 2016 - 3.7% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At June 30, 2017, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 3.0%, a weighted average credit quality of AA and a weighted average life of 6.6 years (December 31, 2016 - 2.9%, AA and 6.9 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments that were classified as sub-prime at the time of purchase held in its fixed maturity investments portfolio. At June 30, 2017, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 4.0%, a weighted average credit quality of non-investment grade, and a weighted average life of 5.1 years (December 31, 2016 - 4.3%, BBB and 5.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2017 had a weighted average effective yield of 4.4%, a weighted average credit quality of non-investment grade and a weighted average life of 6.1 years (December 31, 2016 - 5.2%, non-investment grade and 6.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - At June 30, 2017, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 2.8%, a weighted average credit quality of AAA, and a weighted average life of 4.8 years (December 31, 2016 - 2.6%, AAA and 3.9 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2017, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.5%, a weighted average credit quality of AAA and a weighted average life of 2.7 years (December 31, 2016 - 2.3%, AAA and 2.6 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At June 30, 2017, the Company’s short term investments had a weighted average effective yield of 1.1% and a weighted average credit quality of AAA (December 31, 2016 - 0.7% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at June 30, 2017 of $5.4 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2017	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	$809	Internal valuation model	Bond price (U)	$101.59	$111.15	$106.94
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(10,311)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(12,715)
			Expected loss ratio (U)	n/a	n/a	30.6%
			Net acquisition expense ratio (O)	n/a	n/a	(17.4)%
			Contract period (O)	2.0 years	4.7 years	4.5 years
			Discount rate (U)	n/a	n/a	1.9%
Total other assets and (liabilities)	$(9,502)

Fixed Maturity Investments
Corporate
Level 3 - Previously, the Company’s corporate fixed maturity investments included an investment in the preferred equity of an insurance holding company. The Company measured the fair value of this investment using a discounted cash flow model and ultimately sold this investment during the year ended December 31, 2016.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At June 30, 2017, the Company had a $0.8 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At June 30, 2017, the Company had a $10.3 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. The negative acquisition expense ratio used to determine the fair value of the contracts at June 30, 2017 is the result of override commissions on the contracts being higher than the gross acquisition expenses. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

Other assets and (liabilities)
Balance - April 1, 2017	$(12,135)
Total realized and unrealized gains
Included in other income	2,319
Purchases	314
Balance - June 30, 2017	$(9,502)

Other assets and (liabilities)
Balance - January 1, 2017	$(13,004)
Total realized and unrealized gains
Included in other income	3,390
Purchases	112
Balance - June 30, 2017	$(9,502)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - April 1, 2016	$7,500	$(4,724)	$2,776
Total realized and unrealized gains
Included in other income	—	2,092	2,092
Purchases	—	(48)	(48)
Settlements	(7,500)	—	(7,500)
Balance - June 30, 2016	$—	$(2,680)	$(2,680)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2016	$7,618	$(5,899)	$1,719
Total realized and unrealized (losses) gains
Included in net investment income	(118)	—	(118)
Included in other income	—	3,792	3,792
Purchases	—	(573)	(573)
Settlements	(7,500)	—	(7,500)
Balance - June 30, 2016	$—	$(2,680)	$(2,680)

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
Debt
Included on the Company’s consolidated balance sheet at June 30, 2017 were debt obligations of $988.9 million (December 31, 2016 - $948.7 million). At June 30, 2017, the fair value of the Company’s debt obligations was $1,021.3 million (December 31, 2016 – $964.8 million).
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

	June 30, 2017	December 31, 2016
Other investments	$561,212	$549,805
Other assets	$5,756	$4,379
Other liabilities	$15,258	$17,383

Included in net investment income for the three and six months ended June 30, 2017 were net unrealized gains of $5.6 million and $12.5 million related to the changes in fair value of other investments (2016 – losses of $5.8 million and $3.2 million). Included in other income for the three and six months ended June 30, 2017 were net unrealized gains of $Nil and $Nil related to the changes in the fair value of other assets and liabilities (2016 - $Nil and $Nil).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2017	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$194,331	$310,367	See below	See below	See below
Senior secured bank loan funds	17,321	26,102	See below	See below	See below
Hedge funds	1,207	—	See below	See below	See below
Total other investments measured using net asset valuations	$212,859	$336,469

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
Senior secured bank loan funds – At June 30, 2017, the Company had $17.3 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The Company’s investments in hedge funds at June 30, 2017 were $1.2 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Premiums written
Direct	$67,805	$57,541	$141,213	$100,717
Assumed	759,610	701,587	1,608,292	1,520,544
Ceded	(271,670)	(239,212)	(649,624)	(589,670)
Net premiums written	$555,745	$519,916	$1,099,881	$1,031,591
Premiums earned
Direct	$56,357	$37,936	$114,525	$71,076
Assumed	520,347	464,540	1,019,346	921,181
Ceded	(194,439)	(151,074)	(385,561)	(287,249)
Net premiums earned	$382,265	$351,402	$748,310	$705,008
Claims and claim expenses
Gross claims and claim expenses incurred	$189,903	$224,852	$441,707	$386,850
Claims and claim expenses recovered	(47,316)	(57,102)	(106,039)	(92,495)
Net claims and claim expenses incurred	$142,587	$167,750	$335,668	$294,355

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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At June 30, 2017	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$221,898	$167,510	$216,163	$605,571
Casualty and Specialty	635,834	111,021	1,619,915	2,366,770
Other	2,532	—	14,933	17,465
Total	$860,264	$278,531	$1,851,011	$2,989,806

At December 31, 2016
Property	$214,954	$186,308	$226,512	$627,774
Casualty and Specialty	591,705	105,419	1,498,002	2,195,126
Other	6,935	—	18,459	25,394
Total	$813,594	$291,727	$1,742,973	$2,848,294

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2017	2016
Net reserves as of January 1	$2,568,730	$2,632,519
Net incurred related to:
Current year	351,766	325,214
Prior years	(16,098)	(30,859)
Total net incurred	335,668	294,355
Net paid related to:
Current year	19,885	11,070
Prior years	285,046	297,716
Total net paid	304,931	308,786
Foreign exchange	19,753	4,149
Net reserves as of June 30	2,619,220	2,622,237
Reinsurance recoverable as of June 30	370,586	222,006
Gross reserves as of June 30	$2,989,806	$2,844,243

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
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Property	$(24,800)	$(18,989)
Casualty and Specialty	9,257	(11,873)
Other	(555)	3
Total favorable development of prior accident years net claims and claim expenses	$(16,098)	$(30,859)

Changes to prior year estimated claims reserves increased the Company’s net income by $16.1 million during the six months ended June 30, 2017, (2016 - increased the Company’s net income by $30.9 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
Property Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Six months ended June 30,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
New Zealand Earthquake (2011)	$5,807	$—
New Zealand Earthquake (2010)	4,061	2,962
April and May U.S. Tornadoes (2011)	(4,153)	(1,408)
Other	(3,864)	(500)
Total large catastrophe events	1,851	1,054
Small catastrophe events
Fort McMurray Wildfire (2016)	(5,848)	—
Tianjin Explosion (2015)	(4,896)	—
U.S. PCS 13/14 Wind and Thunderstorm (2013)	(3,906)	(6,260)
Other	(12,844)	(13,783)
Total small catastrophe events	(27,494)	(20,043)
Total catastrophe net claims and claim expenses	(25,643)	(18,989)
Actuarial assumption changes	843	—
Total net favorable development of prior accident years net claims and claim expenses	$(24,800)	$(18,989)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2017 of $24.8 million was comprised of net adverse development of $1.9 million related to large catastrophe events, net favorable development of $27.5 million related to small catastrophe events and $0.8 million of adverse development associated with actuarial assumption changes. Included in net adverse development of prior accident years net claims and claim expenses from large events was adverse development of $5.8 million related to the 2011 New Zealand Earthquake and $4.1 million related to the 2010 New Zealand Earthquake due to increases in the estimated expected losses associated with these events. Partially offsetting these events was favorable development of $4.2 million and $3.9 million related to the 2011 April and May U.S. Tornadoes and a number of other events, respectively, due to reductions in the estimated ultimate losses associated with these events. Included in net favorable development of prior accident years net claims and claims expenses from small events was a reduction in the estimated ultimate losses associated with the 2016 Fort McMurray Wildfire of $5.8 million, the 2015 Tianjin Explosion of $4.9 million and certain 2013 U.S. wind and thunderstorm events of $3.9 million. In addition, the Company’s Property segment experienced net favorable development of $12.8 million associated with a number of other small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2016 of $19.0 million was comprised of net adverse development of $1.1 million from large catastrophe events due principally to an increase in the estimated ultimate loss for the 2010 New Zealand Earthquake, and net favorable development of $20.0 million related to small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Six months ended June 30,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims lower than expected claims	$(21,762)	$(5,755)
Ogden Rate change	33,481	—
Actuarial assumption changes	(2,462)	(6,118)
Total adverse (favorable) development of prior accident years net claims and claim expenses	$9,257	$(11,873)

The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the six months ended June 30, 2017 of $9.3 million was driven by $33.5 million of adverse development associated with the change in the discount rate used to calculate lump sum awards in U.K. bodily injury cases (the “Ogden Rate”), from 2.5%, to minus 0.75%. Notwithstanding the impact of the Ogden Rate change, we experienced $21.8 million of net favorable development in the six months ended June 30, 2017 related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business and $2.5 million of net favorable development associated with actuarial assumption changes.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the six months ended June 30, 2016 of $11.9 million was driven by $5.8 million of favorable development related to actual reported net claims and claim expenses coming in lower than expected on prior accident years events and $6.1 million of favorable development associated with actuarial assumption changes.

NOTE 7.     DEBT AND CREDIT FACILITIES
Except as noted below, there have been no material changes to the Company’s debt and credit facilities as described in its Form 10-K for the year ended December 31, 2016.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.450% Senior Notes due 2027	$296,400	$295,053	$—	$—
3.700% Senior Notes due 2025	300,327	297,132	291,750	296,948
5.75% Senior Notes due 2020	268,228	249,106	270,875	248,941
Series B 7.50% Senior Notes due 2017	—	—	257,500	255,352
4.750% Senior Notes due 2025 (DaVinciRe) (1)	156,386	147,575	144,675	147,422
	$1,021,341	$988,866	$964,800	$948,663

(1)
RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinciRe. Because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinciRe and RenaissanceRe’s financial exposure to DaVinciRe is limited to its investment in DaVinciRe’s shares and counterparty credit risk arising from reinsurance transactions.

3.450% Senior Notes due 2027 of RenaissanceRe Finance
On June 29, 2017, RenaissanceRe Finance issued $300.0 million of its 3.450% Senior Notes due July 1, 2027, with interest on the notes payable on July 1 and January 1 of each year. The notes are fully and unconditionally guaranteed by RenaissanceRe and may be redeemed by RenaissanceRe Finance prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed prior to April 1, 2027. The notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. The net proceeds from the offering of the notes are to be used for general corporate purposes.
Series B 7.50% Senior Notes due 2017 of Platinum Underwriters Finance, Inc.
On June 1, 2017, the Company repaid in full at maturity an aggregate principal amount of $250.0 million, plus applicable accrued interest, of its Series B 7.50% Senior Notes due 2017 assumed in connection with the acquisition of Platinum and originally issued by Platinum Underwriters Finance, Inc.

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At June 30, 2017	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	105,892
Uncommitted Standby Letter of Credit Facility with NAB	4,525
Bilateral Letter of Credit Facility with Citibank Europe	206,383
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$496,800

Funds at Lloyd’s Letter of Credit Facilities
Specialty Risks FAL Facility	£10,000
Total credit facilities in British Pounds	£10,000

Funds at Lloyd’s Letter of Credit Facilities
Effective as of May 25, 2017, Renaissance Reinsurance entered into an amendment to its letter of credit facility with Bank of Montreal (“BMO”), Citibank Europe plc, (“CEP”), and ING Bank N.V. (“ING”) as lenders (the “Renaissance Reinsurance FAL Facility”), which provided for the issuance by the lenders of two letters of credit to support business written by Syndicate 1458 with stated amounts of $380.0 million and £90.0 million, respectively. Pursuant to the amendment, the stated amount of the $380.0 million letter of credit was reduced to $180.0 million and the £90.0 million letter of credit was cancelled. In addition, pursuant to the amendment, Renaissance Reinsurance may request that the Renaissance Reinsurance FAL Facility be amended to increase the stated amount of the letter of credit, or issue a new letter or credit denominated in Pounds, in an aggregate amount for all such increases or issuances not to exceed $75.0 million or the equivalent thereof. All other terms and conditions of the Renaissance Reinsurance FAL Facility remained the same.
NOTE 8.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2017	December 31, 2016
Redeemable noncontrolling interest - DaVinciRe	$1,019,918	$994,458
Redeemable noncontrolling interest - Medici	222,165	181,136
Redeemable noncontrolling interests	$1,242,083	$1,175,594

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Redeemable noncontrolling interest - DaVinciRe	$36,432	$28,288	$68,341	$71,252
Redeemable noncontrolling interest - Medici	1,180	2,347	3,598	3,974
Net income attributable to redeemable noncontrolling interests	$37,612	$30,635	$71,939	$75,226

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 22.6% at June 30, 2017 (December 31, 2016 - 24.0%).
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
See “Note 16. Subsequent Events” for additional information related to DaVinciRe share transactions subsequent to June 30, 2017.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance	$986,646	$926,141	$994,458	$930,955
Redemption of shares from redeemable noncontrolling interest	(3,160)	(986)	(66,802)	(91,804)
Sale of shares to redeemable noncontrolling interests	—	—	23,921	43,040
Net income attributable to redeemable noncontrolling interest	36,432	28,288	68,341	71,252
Ending balance	$1,019,918	$953,443	$1,019,918	$953,443

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
2017
During the six months ended June 30, 2017, third-party investors subscribed for $63.3 million and redeemed $25.9 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 32.3% at June 30, 2017. The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance	$201,345	$155,196	$181,136	$115,009
Redemption of shares from redeemable noncontrolling interest	(15,285)	(6,400)	(25,910)	(7,340)
Sale of shares to redeemable noncontrolling interests	34,925	17,817	63,341	57,317
Net income attributable to redeemable noncontrolling interest	1,180	2,347	3,598	3,974
Ending balance	$222,165	$168,960	$222,165	$168,960

NOTE 9.    VARIABLE INTEREST ENTITIES
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
2017
During the six months ended June 30, 2017, Upsilon RFO returned $41.8 million of capital to its investors, including $9.5 million to the Company. In addition, during the six months ended June 30, 2017, $134.1 million of Upsilon RFO non-voting preference shares were issued to existing investors therein, including $9.5 million to the Company, and an existing third party investor purchased $7.5 million of Upsilon RFO non-voting preference shares from the Company. At June 30, 2017, the Company’s participation in the risks assumed by Upsilon RFO was 16.6%.
At June 30, 2017, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $339.1 million and $339.1 million, respectively (December 31, 2016 - $193.0 million and $193.0 million, respectively).
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
At June 30, 2017, the total assets and total liabilities of Mona Lisa Re were $181.2 million and $181.2 million, respectively (December 31, 2016 - $184.2 million and $184.2 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.1 million and $37 thousand, respectively, during the six months ended June 30, 2017 (2016 - $0.1 million and $0.1 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $3.6 million and $2.5 million, respectively, during the six months ended June 30, 2017 (2016 - $3.6 million and $2.5 million, respectively).
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
Effective with the risk periods incepting on January 1, 2017 and June 1, 2017, Fibonacci Re raised $140.0 million and $45.0 million, respectively, of capital from third party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange. The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments and was $55.5 million at June 30, 2017.
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with premiums ceded of $9.4 million during the six months ended June 30, 2017. In addition, Renaissance Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Fibonacci Re of $3.8 million during the six months ended June 30, 2017.

NOTE 10.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.32 per common share to common shareholders of record on March 15, 2017 and June 15, 2017, respectively, and RenaissanceRe paid dividends of $0.32 per common share to common shareholders on March 31, 2017 and June 30, 2017, respectively. During the six months ended June 30, 2017, the Company declared and paid $11.2 million in preference share dividends (2016 - $11.2 million) and $25.9 million in common share dividends (2016 - $26.2 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 17, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the six months ended June 30, 2017, the Company repurchased an aggregate of 1.1 million common shares in open market transactions at an aggregate cost of $149.7 million and an average price of $142.33 per common share. At June 30, 2017, $485.1 million remained available for repurchase under the share repurchase program.
See “Note 16. Subsequent Events” for additional information related to share repurchases subsequent to June 30, 2017.

NOTE 11.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income available to RenaissanceRe common shareholders	$171,142	$136,325	$263,494	$264,320
Amount allocated to participating common shareholders (1)	(1,585)	(1,561)	(2,526)	(3,166)
Net income allocated to RenaissanceRe common shareholders	$169,557	$134,764	$260,968	$261,154
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	39,937	41,693	40,172	42,135
Per common share equivalents of employee stock options and restricted shares	87	192	152	263
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	40,024	41,885	40,324	42,398
Net income available to RenaissanceRe common shareholders per common share – basic	$4.25	$3.23	$6.50	$6.20
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.24	$3.22	$6.47	$6.16

(1)
Represents earnings attributable to holders of unvested restricted shares issued pursuant to the Company’s 2001 Stock Incentive Plan, 2010 Performance-Based Equity Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

NOTE 12.    SEGMENT REPORTING
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses is as follows:

Three months ended June 30, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$499,347	$328,068	$—	$827,415
Net premiums written	$336,464	$219,281	$—	$555,745
Net premiums earned	$192,198	$190,065	$2	$382,265
Net claims and claim expenses incurred	33,017	109,797	(227)	142,587
Acquisition expenses	28,500	59,752	(1)	88,251
Operational expenses	24,053	17,712	1	41,766
Underwriting income	$106,628	$2,804	$229	109,661
Net investment income			54,163	54,163
Net foreign exchange gains			3,109	3,109
Equity in earnings of other ventures			5,543	5,543
Other income			2,392	2,392
Net realized and unrealized gains on investments			58,113	58,113
Corporate expenses			(4,636)	(4,636)
Interest expense			(10,091)	(10,091)
Income before taxes and redeemable noncontrolling interests				218,254
Income tax expense			(3,904)	(3,904)
Net income attributable to redeemable noncontrolling interests			(37,612)	(37,612)
Dividends on preference shares			(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders				$171,142

Net claims and claim expenses incurred – current accident year	$56,889	$130,802	$—	$187,691
Net claims and claim expenses incurred – prior accident years	(23,872)	(21,005)	(227)	(45,104)
Net claims and claim expenses incurred – total	$33,017	$109,797	$(227)	$142,587

Net claims and claim expense ratio – current accident year	29.6%	68.8%		49.1%
Net claims and claim expense ratio – prior accident years	(12.4)%	(11.0)%		(11.8)%
Net claims and claim expense ratio – calendar year	17.2%	57.8%		37.3%
Underwriting expense ratio	27.3%	40.7%		34.0%
Combined ratio	44.5%	98.5%		71.3%

Six months ended June 30, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,019,876	$729,629	$—	$1,749,505
Net premiums written	$626,335	$473,546	$—	$1,099,881
Net premiums earned	$379,186	$369,124	$—	$748,310
Net claims and claim expenses incurred	71,855	264,368	(555)	335,668
Acquisition expenses	57,603	113,931	(1)	171,533
Operational expenses	51,718	37,319	12	89,049
Underwriting income (loss)	$198,010	$(46,494)	$544	152,060
Net investment income			108,488	108,488
Net foreign exchange gains			11,274	11,274
Equity in earnings of other ventures			4,036	4,036
Other income			4,057	4,057
Net realized and unrealized gains on investments			101,486	101,486
Corporate expenses			(9,922)	(9,922)
Interest expense			(20,617)	(20,617)
Income before taxes and redeemable noncontrolling interests				350,862
Income tax expense			(4,238)	(4,238)
Net income attributable to redeemable noncontrolling interests			(71,939)	(71,939)
Dividends on preference shares			(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders				$263,494

Net claims and claim expenses incurred – current accident year	$96,655	$255,111	$—	$351,766
Net claims and claim expenses incurred – prior accident years	(24,800)	9,257	(555)	(16,098)
Net claims and claim expenses incurred – total	$71,855	$264,368	$(555)	$335,668

Net claims and claim expense ratio – current accident year	25.5%	69.1%		47.0%
Net claims and claim expense ratio – prior accident years	(6.6)%	2.5%		(2.1)%
Net claims and claim expense ratio – calendar year	18.9%	71.6%		44.9%
Underwriting expense ratio	28.9%	41.0%		34.8%
Combined ratio	47.8%	112.6%		79.7%

Three months ended June 30, 2016	Property	Casualty and Specialty	Other	Total
Gross premiums written	$493,953	$265,175	$—	$759,128
Net premiums written	$350,593	$169,323	$—	$519,916
Net premiums earned	$191,060	$160,342	$—	$351,402
Net claims and claim expenses incurred	80,275	87,390	85	167,750
Acquisition expenses	29,389	39,616	—	69,005
Operational expenses	26,526	24,526	21	51,073
Underwriting income (loss)	$54,870	$8,810	$(106)	63,574
Net investment income			54,124	54,124
Net foreign exchange losses			(690)	(690)
Equity in earnings of other ventures			6,022	6,022
Other income			2,654	2,654
Net realized and unrealized gains on investments			69,772	69,772
Corporate expenses			(5,752)	(5,752)
Interest expense			(10,536)	(10,536)
Income before taxes and noncontrolling interests				179,168
Income tax expense			(6,612)	(6,612)
Net income attributable to noncontrolling interests			(30,635)	(30,635)
Dividends on preference shares			(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders				$136,325

Net claims and claim expenses incurred – current accident year	$93,336	$103,669	$—	$197,005
Net claims and claim expenses incurred – prior accident years	(13,061)	(16,279)	85	(29,255)
Net claims and claim expenses incurred – total	$80,275	$87,390	$85	$167,750

Net claims and claim expense ratio – current accident year	48.9%	64.7%		56.1%
Net claims and claim expense ratio – prior accident years	(6.9)%	(10.2)%		(8.4)%
Net claims and claim expense ratio – calendar year	42.0%	54.5%		47.7%
Underwriting expense ratio	29.3%	40.0%		34.2%
Combined ratio	71.3%	94.5%		81.9%

Six months ended June 30, 2016	Property	Casualty and Specialty	Other	Total
Gross premiums written	$938,912	$682,349	$—	$1,621,261
Net premiums written	$583,452	$448,139	$—	$1,031,591
Net premiums earned	$366,292	$338,716	$—	$705,008
Net claims and claim expenses incurred	102,079	192,273	3	294,355
Acquisition expenses	49,513	85,084	—	134,597
Operational expenses	55,183	52,044	81	107,308
Underwriting income (loss)	$159,517	$9,315	$(84)	168,748
Net investment income			82,987	82,987
Net foreign exchange losses			(2,382)	(2,382)
Equity in earnings of other ventures			7,633	7,633
Other income			6,733	6,733
Net realized and unrealized gains on investments			131,425	131,425
Corporate expenses			(13,977)	(13,977)
Interest expense			(21,074)	(21,074)
Income before taxes and noncontrolling interests				360,093
Income tax expense			(9,356)	(9,356)
Net income attributable to noncontrolling interests			(75,226)	(75,226)
Dividends on preference shares			(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders				$264,320

Net claims and claim expenses incurred – current accident year	$121,068	$204,146	$—	$325,214
Net claims and claim expenses incurred – prior accident years	(18,989)	(11,873)	3	(30,859)
Net claims and claim expenses incurred – total	$102,079	$192,273	$3	$294,355

Net claims and claim expense ratio – current accident year	33.1%	60.3%		46.1%
Net claims and claim expense ratio – prior accident years	(5.2)%	(3.5)%		(4.3)%
Net claims and claim expense ratio – calendar year	27.9%	56.8%		41.8%
Underwriting expense ratio	28.6%	40.4%		34.3%
Combined ratio	56.5%	97.2%		76.1%

NOTE 13.    DERIVATIVE INSTRUMENTS
From time to time, the Company may enter into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company’s derivative instruments are generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event a party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,277	973	$304	Other assets	$—	$304
Foreign currency forward contracts (1)	7,245	617	6,628	Other assets	—	6,628
Foreign currency forward contracts (2)	57	18	39	Other assets	—	39
Credit default swaps	2,502	19	2,483	Other assets	—	2,483
Total	$11,081	$1,627	$9,454		$—	$9,454

	Derivative Liabilities
At June 30, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,067	973	$94	Other liabilities	$94	$—
Foreign currency forward contracts (1)	2,273	—	2,273	Other liabilities	—	2,273
Foreign currency forward contracts (2)	97	18	79	Other liabilities	—	79
Credit default swaps	636	19	617	Other liabilities	—	617
Total	$4,073	$1,010	$3,063		$94	$2,969

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,384	1,235	$149	Other assets	$—	$149
Foreign currency forward contracts (1)	774	—	774	Other assets	—	774
Foreign currency forward contracts (2)	621	447	174	Other assets	—	174
Credit default swaps	1,429	23	1,406	Other assets	—	1,406
Total	$4,208	$1,705	$2,503		$—	$2,503

	Derivative Liabilities
At December 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,030	1,235	$795	Other liabilities	$789	$6
Foreign currency forward contracts (1)	10,550	397	10,153	Other liabilities	—	10,153
Foreign currency forward contracts (2)	766	447	319	Other liabilities	—	319
Credit default swaps	181	23	158	Other liabilities	—	158
Total	$13,527	$2,102	$11,425		$789	$10,636

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2017	2016
Interest rate futures	Net realized and unrealized gains on investments	$(890)	$(9,456)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	5,223	(3,815)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(267)	2,641
Credit default swaps	Net realized and unrealized gains on investments	622	305
Total		$4,688	$(10,325)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2017	2016
Interest rate futures	Net realized and unrealized gains on investments	$(1,048)	$(28,815)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	6,283	(5,189)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(900)	(3,217)
Credit default swaps	Net realized and unrealized gains on investments	724	215
Total		$5,059	$(37,006)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2017.
Interest Rate Futures
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk. At June 30, 2017, the Company had $1.1 billion of notional long positions and $714.0 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2016 - $1.2 billion and $727.9 million, respectively). The fair value of these derivatives is determined using exchange traded prices.
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2017, the Company had outstanding underwriting related foreign currency contracts of $218.1 million in notional long positions and $104.1 million in notional short positions, denominated in U.S. dollars (December 31, 2016 - $184.2 million and $91.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2017, the Company had outstanding investment portfolio related foreign currency contracts of $20.1 million in notional long positions and $5.1 million in notional short positions, denominated in U.S. dollars (December 31, 2016 - $26.9 million and $57.3 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2017, the Company had outstanding credit derivatives of $30.0 million in notional positions to hedge credit risk and $36.4 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2016 - $Nil and $75.2 million, respectively).
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
NOTE 15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at June 30, 2017 and December 31, 2016, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, and condensed consolidating statements of cash flow for the six months ended June 30, 2017. Each of RenRe North America Holdings Inc., Platinum Underwriters Finance, Inc. and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2016 and “Note 7. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$140,492	$123,517	$—	$323,094	$8,821,805	$—	$9,408,908
Cash and cash equivalents	2,417	276	23,986	8,356	588,115	—	623,150
Investments in subsidiaries	4,388,394	36,924	871,117	1,195,266	—	(6,491,701)	—
Due from subsidiaries and affiliates	5,489	91,892	—	—	—	(97,381)	—
Premiums receivable	—	—	—	—	1,533,833	—	1,533,833
Prepaid reinsurance premiums	—	—	—	—	705,322	—	705,322
Reinsurance recoverable	—	—	—	—	370,586	—	370,586
Accrued investment income	291	288	—	921	38,618	—	40,118
Deferred acquisition costs	—	—	—	—	430,106	—	430,106
Receivable for investments sold	52	5	—	—	170,354	—	170,411
Other assets	423,601	37,547	(29)	130,139	115,352	(529,794)	176,816
Goodwill and other intangible assets	127,532	—	—	—	118,898	—	246,430
Total assets	$5,088,268	$290,449	$895,074	$1,657,776	$12,892,989	$(7,118,876)	$13,705,680
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,989,806	$—	$2,989,806
Unearned premiums	—	—	—	—	1,847,206	—	1,847,206
Debt	117,000	—	—	841,290	147,576	(117,000)	988,866
Amounts due to subsidiaries and affiliates	243	51	82	97,339	—	(97,715)	—
Reinsurance balances payable	—	—	—	—	1,052,494	—	1,052,494
Payable for investments purchased	—	24	—	—	407,288	—	407,312
Other liabilities	15,770	780	(2,757)	9,887	206,139	(7,161)	222,658
Total liabilities	133,013	855	(2,675)	948,516	6,650,509	(221,876)	7,508,342
Redeemable noncontrolling interests	—	—	—	—	1,242,083	—	1,242,083
Shareholders’ Equity
Total shareholders’ equity	4,955,255	289,594	897,749	709,260	5,000,397	(6,897,000)	4,955,255
Total liabilities, noncontrolling interests and shareholders’ equity	$5,088,268	$290,449	$895,074	$1,657,776	$12,892,989	$(7,118,876)	$13,705,680

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$387,274	$119,163	$267,556	$45,027	$8,497,948	$—	$9,316,968
Cash and cash equivalents	7,067	162	6,671	9,397	397,860	—	421,157
Investments in subsidiaries	4,074,769	34,761	843,089	1,165,413	—	(6,118,032)	—
Due from subsidiaries and affiliates	7,413	91,892	—	—	—	(99,305)	—
Premiums receivable	—	—	—	—	987,323	—	987,323
Prepaid reinsurance premiums	—	—	—	—	441,260	—	441,260
Reinsurance recoverable	—	—	—	—	279,564	—	279,564
Accrued investment income	105	289	551	106	37,025	—	38,076
Deferred acquisition costs	—	—	—	—	335,325	—	335,325
Receivable for investments sold	136	2	99	45	105,559	—	105,841
Other assets	410,757	37,204	4,689	127,572	118,098	(522,938)	175,382
Goodwill and other intangible assets	130,407	—	—	—	120,779	—	251,186
Total assets	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,848,294	$—	$2,848,294
Unearned premiums	—	—	—	—	1,231,573	—	1,231,573
Debt	117,000	—	255,352	545,889	147,422	(117,000)	948,663
Amounts due to subsidiaries and affiliates	14,644	42	123	96,061	—	(110,870)	—
Reinsurance balances payable	—	—	—	—	673,983	—	673,983
Payable for investments purchased	—	—	—	—	305,714	—	305,714
Other liabilities	19,707	10,544	—	13,350	270,610	(12,527)	301,684
Total liabilities	151,351	10,586	255,475	655,300	5,477,596	(240,397)	6,309,911
Redeemable noncontrolling interests	—	—	—	—	1,175,594	—	1,175,594
Shareholders’ Equity
Total shareholders’ equity	4,866,577	272,887	867,180	692,260	4,667,551	(6,499,878)	4,866,577
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$382,265	$—	$382,265
Net investment income	5,284	466	535	239	53,891	(6,252)	54,163
Net foreign exchange (losses) gains	(1)	—	—	—	3,110	—	3,109
Equity in earnings of other ventures	—	—	—	302	5,241	—	5,543
Other income	—	—	—	—	2,392	—	2,392
Net realized and unrealized (losses) gains on investments	(8)	1,421	191	(242)	56,751	—	58,113
Total revenues	5,275	1,887	726	299	503,650	(6,252)	505,585
Expenses
Net claims and claim expenses incurred	—	—	—	—	142,587	—	142,587
Acquisition expenses	—	—	—	—	88,251	—	88,251
Operational expenses	3,190	16	35	6,647	36,402	(4,524)	41,766
Corporate expenses	4,798	—	—	—	(162)	—	4,636
Interest expense	141	—	985	6,601	2,505	(141)	10,091
Total expenses	8,129	16	1,020	13,248	269,583	(4,665)	287,331
(Loss) income before equity in net income of subsidiaries and taxes	(2,854)	1,871	(294)	(12,949)	234,067	(1,587)	218,254
Equity in net income of subsidiaries	178,746	1,220	18,185	20,438	—	(218,589)	—
Income before taxes	175,892	3,091	17,891	7,489	234,067	(220,176)	218,254
Income tax benefit (expense)	846	(584)	104	2,902	(7,172)	—	(3,904)
Net income	176,738	2,507	17,995	10,391	226,895	(220,176)	214,350
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(37,612)	—	(37,612)
Net income attributable to RenaissanceRe	176,738	2,507	17,995	10,391	189,283	(220,176)	176,738
Dividends on preference shares	(5,596)	—	—	—	—	—	(5,596)
Net income available attributable to RenaissanceRe common shareholders	$171,142	$2,507	$17,995	$10,391	$189,283	$(220,176)	$171,142

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$176,738	$2,507	$17,995	$10,391	$226,895	$(220,176)	$214,350
Change in net unrealized gains on investments	—	—	—	—	219	—	219
Comprehensive income	176,738	2,507	17,995	10,391	227,114	(220,176)	214,569
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(37,612)	—	(37,612)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(37,612)	—	(37,612)
Comprehensive income available to RenaissanceRe	$176,738	$2,507	$17,995	$10,391	$189,502	$(220,176)	$176,957

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$748,310	$—	$748,310
Net investment income	10,741	892	1,376	508	107,474	(12,503)	108,488
Net foreign exchange (losses) gains	(1)	—	—	—	11,275	—	11,274
Equity in (losses) earnings of other ventures	—	—	—	(450)	4,486	—	4,036
Other (loss) income	(1)	—	—	—	4,058	—	4,057
Net realized and unrealized gains (losses) on investments	45	4,342	4,916	(268)	92,451	—	101,486
Total revenues	10,784	5,234	6,292	(210)	968,054	(12,503)	977,651
Expenses
Net claims and claim expenses incurred	—	—	—	—	335,668	—	335,668
Acquisition expenses	—	—	—	—	171,533	—	171,533
Operational expenses	6,488	40	85	14,626	78,460	(10,650)	89,049
Corporate expenses	10,006	—	—	—	(84)	—	9,922
Interest expense	281	—	2,461	13,143	5,013	(281)	20,617
Total expenses	16,775	40	2,546	27,769	590,590	(10,931)	626,789
(Loss) income before equity in net income of subsidiaries and taxes	(5,991)	5,194	3,746	(27,979)	377,464	(1,572)	350,862
Equity in net income of subsidiaries	280,099	2,306	28,028	36,936	—	(347,369)	—
Income before taxes	274,108	7,500	31,774	8,957	377,464	(348,941)	350,862
Income tax benefit (expense)	577	(1,682)	(1,204)	5,974	(7,903)	—	(4,238)
Net income	274,685	5,818	30,570	14,931	369,561	(348,941)	346,624
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(71,939)	—	(71,939)
Net income attributable to RenaissanceRe	274,685	5,818	30,570	14,931	297,622	(348,941)	274,685
Dividends on preference shares	(11,191)	—	—	—	—	—	(11,191)
Net income available to RenaissanceRe common shareholders	$263,494	$5,818	$30,570	$14,931	$297,622	$(348,941)	$263,494

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$274,685	$5,818	$30,570	$14,931	$369,561	$(348,941)	$346,624
Change in net unrealized gains on investments	—	—	—	—	(1,272)	—	(1,272)
Comprehensive income	274,685	5,818	30,570	14,931	368,289	(348,941)	345,352
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(71,939)	—	(71,939)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(71,939)	—	(71,939)
Comprehensive income available to RenaissanceRe	$274,685	$5,818	$30,570	$14,931	$296,350	$(348,941)	$273,413

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$351,402	$—	$351,402
Net investment income	5,749	445	846	141	52,826	(5,883)	54,124
Net foreign exchange losses	(1)	—	—	—	(689)	—	(690)
Equity in earnings of other ventures	—	—	—	—	6,022	—	6,022
Other (loss) income	(791)	—	—	—	3,445	—	2,654
Net realized and unrealized gains on investments	799	1,139	3,414	—	64,420	—	69,772
Total revenues	5,756	1,584	4,260	141	477,426	(5,883)	483,284
Expenses			—	—
Net claims and claim expenses incurred	—	—	—	—	167,750	—	167,750
Acquisition expenses	—	—	—	—	69,005	—	69,005
Operational expenses	(1,104)	44	64	4,573	50,352	(2,856)	51,073
Corporate expenses	5,181	203	—	7	361	—	5,752
Interest expense	141	—	1,477	6,544	2,515	(141)	10,536
Total expenses	4,218	247	1,541	11,124	289,983	(2,997)	304,116
Income (loss) before equity in net income of subsidiaries and taxes	1,538	1,337	2,719	(10,983)	187,443	(2,886)	179,168
Equity in net income of subsidiaries	141,677	1,666	12,086	17,165	—	(172,594)	—
Income before taxes	143,215	3,003	14,805	6,182	187,443	(175,480)	179,168
Income tax (expense) benefit	(1,294)	(906)	(838)	2,792	(6,366)	—	(6,612)
Net income	141,921	2,097	13,967	8,974	181,077	(175,480)	172,556
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(30,635)	—	(30,635)
Net income attributable to RenaissanceRe	141,921	2,097	13,967	8,974	150,442	(175,480)	141,921
Dividends on preference shares	(5,596)	—	—	—	—	—	(5,596)
Net income available to RenaissanceRe common shareholders	$136,325	$2,097	$13,967	$8,974	$150,442	$(175,480)	$136,325

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$141,921	$2,097	$13,967	$8,974	$181,077	$(175,480)	$172,556
Change in net unrealized gains on investments	—	—	—	—	672	—	672
Comprehensive income	141,921	2,097	13,967	8,974	181,749	(175,480)	173,228
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(30,635)	—	(30,635)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(30,635)	—	(30,635)
Comprehensive income attributable to RenaissanceRe	$141,921	$2,097	$13,967	$8,974	$151,114	$(175,480)	$142,593

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$705,008	$—	$705,008
Net investment income	12,607	954	2,279	281	78,632	(11,766)	82,987
Net foreign exchange losses	(2)	—	—	—	(2,380)	—	(2,382)
Equity in earnings of other ventures	—	—	—	—	7,633	—	7,633
Other (loss) income	(791)	—	—	—	7,524	—	6,733
Net realized and unrealized gains on investments	5,287	2,254	5,378	—	118,506	—	131,425
Total revenues	17,101	3,208	7,657	281	914,923	(11,766)	931,404
Expenses
Net claims and claim expenses incurred	—	—	—	—	294,355	—	294,355
Acquisition expenses	—	—	—	—	134,597	—	134,597
Operational expenses	(1,805)	(97)	116	11,582	105,448	(7,936)	107,308
Corporate expenses	10,794	203	—	7	2,973	—	13,977
Interest expense	281	—	2,953	13,087	5,034	(281)	21,074
Total expenses	9,270	106	3,069	24,676	542,407	(8,217)	571,311
Income (loss) before equity in net income of subsidiaries and taxes	7,831	3,102	4,588	(24,395)	372,516	(3,549)	360,093
Equity in net income of subsidiaries	265,215	1,533	34,421	41,644	—	(342,813)	—
Income before taxes	273,046	4,635	39,009	17,249	372,516	(346,362)	360,093
Income tax benefit (expense)	2,465	(1,467)	(1,182)	5,671	(14,843)	—	(9,356)
Net income	275,511	3,168	37,827	22,920	357,673	(346,362)	350,737
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(75,226)	—	(75,226)
Net income attributable to RenaissanceRe	275,511	3,168	37,827	22,920	282,447	(346,362)	275,511
Dividends on preference shares	(11,191)	—	—	—	—	—	(11,191)
Net income available to RenaissanceRe common shareholders	$264,320	$3,168	$37,827	$22,920	$282,447	$(346,362)	$264,320

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 20, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$275,511	$3,168	$37,827	$22,920	$357,673	$(346,362)	$350,737
Change in net unrealized gains on investments	—	—	—	—	229	—	229
Comprehensive income	275,511	3,168	37,827	22,920	357,902	(346,362)	350,966
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(75,226)	—	(75,226)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(75,226)	—	(75,226)
Comprehensive income available to RenaissanceRe	$275,511	$3,168	$37,827	$22,920	$282,676	$(346,362)	$275,740

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(11,924)	$(8,931)	$(5,017)	$(27,713)	$394,608	$341,023
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	53,654	46,475	289,741	15,449	4,758,653	5,163,972
Purchases of fixed maturity investments trading	(105,523)	(45,174)	(143,991)	(265,787)	(4,890,887)	(5,451,362)
Net (purchases) sales of equity investments trading	—	(89)	85,324	—	(38,930)	46,305
Net sales (purchases) of short term investments	298,768	(1,351)	41,299	(28,934)	(33,707)	276,075
Net sales of other investments	—	—	—	—	2,551	2,551
Dividends and return of capital from subsidiaries	167,111	9,175	—	17,975	(194,261)	—
Contributions to subsidiaries	(200,000)	—	—	(9,175)	209,175	—
Due (from) to subsidiary	(12,477)	9	(41)	1,278	11,231	—
Net cash provided by (used in) investing activities	201,533	9,045	272,332	(269,194)	(176,175)	37,541
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(25,877)	—	—	—	—	(25,877)
Dividends paid – preference shares	(11,191)	—	—	—	—	(11,191)
RenaissanceRe common share repurchases	(145,940)	—	—	—	—	(145,940)
Issuance of debt, net of expenses	—	—	—	295,866	—	295,866
Repayment of debt	—	—	(250,000)	—	—	(250,000)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(33,655)	(33,655)
Taxes paid on withholding shares	(11,251)	—	—	—	—	(11,251)
Net cash (used in) provided by financing activities	(194,259)	—	(250,000)	295,866	(33,655)	(182,048)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	5,477	5,477
Net (decrease) increase in cash and cash equivalents	(4,650)	114	17,315	(1,041)	190,255	201,993
Cash and cash equivalents, beginning of period	7,067	162	6,671	9,397	397,860	421,157
Cash and cash equivalents, end of period	$2,417	$276	$23,986	$8,356	$588,115	$623,150

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in)operating activities
Net cash provided by (used in) operating activities	$(11,131)	$297	$(3,914)	$(24,197)	$164,186	$125,241
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	210,933	50,890	67,839	—	4,450,744	4,780,406
Purchases of fixed maturity investments trading	(324,462)	(105,772)	(203,883)	—	(4,350,703)	(4,984,820)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	5,216	5,216
Net (purchases) sales of equity investments trading	—	(2,195)	193,207	—	(9,378)	181,634
Net sales (purchases) of short term investments	195,915	62,403	(58,367)	—	45,948	245,899
Net purchases of other investments	—	—	—	—	(52,778)	(52,778)
Dividends and return of capital from subsidiaries	341,011	2,900	—	—	(343,911)	—
Contributions to subsidiaries	(95,001)	—	—	—	95,001	—
Due to (from) subsidiaries	(22,676)	(14,396)	(92)	24,134	13,030	—
Net cash provided by (used in) investing activities	305,720	(6,170)	(1,296)	24,134	(146,831)	175,557
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(26,198)	—	—	—	—	(26,198)
Dividends paid – preference shares	(11,191)	—	—	—	—	(11,191)
RenaissanceRe common share repurchases	(265,003)	—	—	—	—	(265,003)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(43,909)	(43,909)
Taxes paid on withholding shares	—	—	—	—	(8,069)	(8,069)
Net cash used in financing activities	(302,392)	—	—	—	(51,978)	(354,370)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	2,208	2,208
Net decrease in cash and cash equivalents	(7,803)	(5,873)	(5,210)	(63)	(32,415)	(51,364)
Cash and cash equivalents, beginning of period	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of period	$2,382	$35	$1,893	$614	$450,597	$455,521
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
NOTE 16.     SUBSEQUENT EVENTS
Subsequent to June 30, 2017 and through the period ended July 21, 2017, the Company repurchased 15 thousand common shares in open market transactions at an aggregate cost of $2.1 million and at an average share price of $139.93.
During July 2017, RenaissanceRe purchased $12.0 million of DaVinciRe’s outstanding shares from an existing third party shareholder. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 23.5%, effective July 1, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2017 and 2016, respectively. The following also includes a discussion of our liquidity and capital resources at June 30, 2017. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2016. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2017, compared to the second quarter of 2016.

Three months ended June 30,	2017	2016	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$827,415	$759,128	$68,287
Net premiums written	$555,745	$519,916	$35,829
Net premiums earned	$382,265	$351,402	$30,863
Net claims and claim expenses incurred	142,587	167,750	(25,163)
Acquisition expenses	88,251	69,005	19,246
Operational expenses	41,766	51,073	(9,307)
Underwriting income	$109,661	$63,574	$46,087

Net investment income	$54,163	$54,124	$39
Net realized and unrealized gains on investments	58,113	69,772	(11,659)
Change in net unrealized gains on fixed maturity investments available for sale	—	(90)	90
Total investment result	$112,276	$123,806	$(11,530)

Net income	$214,350	$172,556	$41,794
Net income available to RenaissanceRe common shareholders	$171,142	$136,325	$34,817

Net income available to RenaissanceRe common shareholders per common share – diluted	$4.24	$3.22	$1.02
Dividends per common share	$0.32	$0.31	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	49.1%	56.1%	(7.0)%
Net claims and claim expense ratio – prior accident years	(11.8)%	(8.4)%	(3.4)%
Net claims and claim expense ratio – calendar year	37.3%	47.7%	(10.4)%
Underwriting expense ratio	34.0%	34.2%	(0.2)%
Combined ratio	71.3%	81.9%	(10.6)%

Return on average common equity - annualized	15.2%	12.6%	2.6%

Book value	June 30, 2017	March 31, 2017	Change
Book value per common share	$113.08	$109.37	$3.71
Accumulated dividends per common share	17.36	17.04	0.32
Book value per common share plus accumulated dividends	$130.44	$126.41	$4.03
Change in book value per common share plus change in accumulated dividends	3.7%

Balance sheet highlights	June 30, 2017	March 31, 2017	Change
Total assets	$13,705,680	$13,319,627	$386,053
Total shareholders’ equity attributable to RenaissanceRe	$4,955,255	$4,860,837	$94,418

Net income available to RenaissanceRe common shareholders was $171.1 million in the second quarter of 2017, compared to $136.3 million in the second quarter of 2016, an increase of $34.8 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2017, we generated an annualized return on average common equity of 15.2% and our book value per common share increased from $109.37 at March 31, 2017 to $113.08 at June 30, 2017, a 3.7% increase, after considering the change in accumulated dividends paid to our common shareholders and the impact of 501 thousand common shares being repurchased in open market transactions during the second quarter of 2017, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the second quarter of 2017, on a comparative basis to the second quarter of 2016, include:

•
Underwriting Income - we generated underwriting income of $109.7 million and a combined ratio of 71.3% in the second quarter of 2017, compared to $63.6 million and 81.9%, respectively, in the second quarter of 2016. The decrease in the combined ratio was primarily driven by a 10.4 percentage point decrease in the net claims and claim expenses ratio, to 37.3%, in the second quarter of 2017, compared to 47.7% in the second quarter of 2016. The decrease in the net claims and claim expenses ratio was primarily due to a combination of a $45.8 million, or 7.0 percentage point, decrease in current accident year net claims and claim expenses and $26.7 million, or 3.4 percentage point increase, in favorable development on prior accident year net claims and claim reserves, each discussed in detail below in “Underwriting Results by Segment”. Included in net claims and claim expenses in the second quarter of 2016 was $32.8 million of net claims and claim expenses associated with a number of weather-related events in Texas (the “2016 Texas Events”) and $28.1 million associated with the wildfire originating near Fort McMurray, Alberta (the “Fort McMurray Wildfire”). The net negative impact of these events on our consolidated underwriting result in the second quarter of 2016 was $50.4 million, and added 15.4 percentage points to our consolidated combined ratio in the second quarter of 2016. The net negative impact of these events on our net income available to RenaissanceRe common shareholders in the second quarter of 2016 was $41.1 million; partially offset by

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was $112.3 million in the second quarter of 2017, compared to $123.8 million in the second quarter of 2016. Impacting the investment result were strong returns in our equity investments trading and private equity portfolios, combined with positive returns in our fixed maturity investments trading portfolio, principally driven by the tightening of credit spreads across a number of sectors in the portfolio and higher average invested assets; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - Net income attributable to redeemable noncontrolling interests in the second quarter of 2017 was $37.6 million, an increase from $30.6 million in the second quarter of 2016, principally due to an increase in the profitability of DaVinciRe, and a decrease in our ownership in DaVinciRe to 22.6% at June 30, 2017, compared to 24.0% at June 30, 2016.

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Catastrophe Reinsurance segment:

Three months ended June 30,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$499,347	$493,953	$5,394
Net premiums written	$336,464	$350,593	$(14,129)
Net premiums earned	$192,198	$191,060	$1,138
Net claims and claim expenses incurred	33,017	80,275	(47,258)
Acquisition expenses	28,500	29,389	(889)
Operational expenses	24,053	26,526	(2,473)
Underwriting income	$106,628	$54,870	$51,758

Net claims and claim expenses incurred – current accident year	$56,889	$93,336	$(36,447)
Net claims and claim expenses incurred – prior accident years	(23,872)	(13,061)	(10,811)
Net claims and claim expenses incurred – total	$33,017	$80,275	$(47,258)

Net claims and claim expense ratio – current accident year	29.6%	48.9%	(19.3)%
Net claims and claim expense ratio – prior accident years	(12.4)%	(6.9)%	(5.5)%
Net claims and claim expense ratio – calendar year	17.2%	42.0%	(24.8)%
Underwriting expense ratio	27.3%	29.3%	(2.0)%
Combined ratio	44.5%	71.3%	(26.8)%

Property Gross Premiums Written – In the second quarter of 2017, our Property segment gross premiums written increased by $5.4 million, or 1.1%, to $499.3 million, compared to $494.0 million in the second quarter of 2016. During the second quarter of 2017, within our other property class of business we were able to increase our participation on a select number of transactions and enter into certain new transactions that we believe have comparably attractive risk-return attributes. As a result, gross premiums written in our other property class of business were $87.8 million in the second quarter of 2017, an increase of $25.9 million, or 41.9%, compared to the second quarter of 2016. Gross premiums written in our catastrophe class of business were $411.5 million in the second quarter of 2017, a decrease of $20.5 million, or 4.8%, compared to the second quarter of 2016, driven by a challenging pricing environment as we continued to exercise underwriting discipline given prevailing market terms and conditions. Excluding $11.4 million of reinstatement premiums written in the second quarter of 2016 associated with the 2016 Texas Events and the Fort McMurray Wildfire, gross premiums written in our catastrophe class of business would have decreased $9.2 million, or 2.2%, in the second quarter of 2017, compared to the second quarter of 2016.
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

Property Ceded Premiums Written

Three months ended June 30,	2017	2016	Change
(in thousands)
Ceded premiums written - Property	$162,883	$143,360	$19,523

Ceded premiums written in our Property segment were $162.9 million in the second quarter of 2017, compared to $143.4 million in the second quarter of 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.
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
Property Underwriting Results – Our Property segment generated underwriting income of $106.6 million and a combined ratio of 44.5% in the second quarter of 2017, compared to $54.9 million and 71.3%, respectively, in the second quarter of 2016. Principally impacting underwriting income and the combined ratio in the second quarter of 2017 was a $47.3 million decrease in net claims and claim expenses, to $33.0 million, in the second quarter of 2017, compared to $80.3 million the second quarter of 2016. The $47.3 million decrease in net claims and claim expenses was comprised of a $36.4 million decrease in current accident year net claims and claim expenses and an increase in favorable development on prior accident years net claims and claim expenses of $10.8 million.
The $36.4 million decrease in current accident year net claims and claim expenses is primarily driven by the absence of any significant insured catastrophe loss activity during the second quarter of 2017, compared to the second quarter of 2016, which was impacted by the 2016 Texas Events and the Fort McMurray Wildfire. These two events accounted for $60.9 million of current accident year claims and claim expenses during the second quarter of 2016 and added 29.9 percentage points to our Property segment combined ratio in the second quarter of 2016. Partially offsetting the decrease in current accident year net claims and claim expenses noted above was an increase in attritional net claims and claim expenses associated with the increase in gross premiums written in our other property class of business in the second quarter of 2017, compared to the second quarter of 2016.
Our Property segment experienced $23.9 million, or 12.4 percentage points, of favorable development on prior accident years net claims and claim expenses during the second quarter of 2017 compared to $13.1 million, or 6.9 percentage points, in the second quarter of 2016. The favorable development during the second quarter of 2017 was principally driven by reductions in the estimated ultimate losses associated with a number of 2015 and 2016 accident year events.
Profit Commissions and Fees

Three months ended June 30,	2017	2016	Change
(in thousands)
Profit commissions and fees	$32,392	$21,580	$10,812
Decrease in underwriting expense ratio	10.3%	6.6%	3.7%
Net impact of profit commissions and fees	$19,774	$12,632	$7,142

We have entered into various joint ventures and specialized quota share retrocession agreements pursuant to which we cede a portion of our property book of business and earn profit commissions, as applicable, and fee income. We record these profit commissions and fees as reductions in acquisition and operating expenses, respectively, and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios.

In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was $19.8 million and $12.6 million in the second quarter of 2017 and 2016, respectively.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$328,068	$265,175	$62,893
Net premiums written	$219,281	$169,323	$49,958
Net premiums earned	$190,065	$160,342	$29,723
Net claims and claim expenses incurred	109,797	87,390	22,407
Acquisition expenses	59,752	39,616	20,136
Operational expenses	17,712	24,526	(6,814)
Underwriting income	$2,804	$8,810	$(6,006)

Net claims and claim expenses incurred – current accident year	$130,802	$103,669	$27,133
Net claims and claim expenses incurred – prior accident years	(21,005)	(16,279)	(4,726)
Net claims and claim expenses incurred – total	$109,797	$87,390	$22,407

Net claims and claim expense ratio – current accident year	68.8%	64.7%	4.1%
Net claims and claim expense ratio – prior accident years	(11.0)%	(10.2)%	(0.8)%
Net claims and claim expense ratio – calendar year	57.8%	54.5%	3.3%
Underwriting expense ratio	40.7%	40.0%	0.7%
Combined ratio	98.5%	94.5%	4.0%

Casualty and Specialty Gross Premiums Written – In the second quarter of 2017, our Casualty and Specialty segment gross premiums written increased $62.9 million, or 23.7%, to $328.1 million, compared to $265.2 million in the second quarter of 2016. The increase was principally due to selective growth from existing business and private placements within certain of our casualty lines of business.
During 2016 and continuing through the second quarter of 2017, we experienced growth in a number of our casualty and specialty lines of business and will continue to seek to expand our casualty and specialty operations through our underwriting platforms, including Bermuda, the U.S. and Syndicate 1458, although we cannot assure you we will continue to do so.
Our Casualty and Specialty segment gross premiums written in recent periods have reflected a relatively larger percentage of proportional reinsurance compared to excess of loss reinsurance than in many of our comparative periods. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely vary in the future. Proportional business typically has relatively higher premiums per unit of expected underwriting income, and a correspondingly higher combined ratio, than traditional excess of loss reinsurance. Proportional coverage tends to be exposed to relatively more attritional, high frequency, and low severity, losses. Moreover, market conditions for our Casualty and Specialty segment have been impacted by a trend towards increased ceding commissions on our assumed proportional reinsurance.

Casualty and Specialty Ceded Premiums Written

Three months ended June 30,	2017	2016	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$108,787	$95,852	$12,935

Ceded premiums written in our Casualty and Specialty segment increased $12.9 million to $108.8 million in the second quarter of 2017, compared to $95.9 million in the second quarter of 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.
Casualty and Specialty Underwriting Results – Our Casualty and Specialty segment generated underwriting income of $2.8 million and had a combined ratio of 98.5% in the second quarter of 2017, compared to underwriting income of $8.8 million and a combined ratio of 94.5% in the second quarter of 2016. The increase in our Casualty and Specialty segment’s combined ratio was driven by a 3.3 percentage point increase in the net claims and claim expense ratio in the second quarter of 2017 to 57.8%, compared to 54.5% in the second quarter of 2016. Current accident year net claims and claim expenses in our Casualty and Specialty segment were primarily impacted by higher attritional net claims and claim expenses due in part to the increase in our casualty lines of business which carry a higher claims ratio than other specialty and financial lines.
Our Casualty and Specialty segment experienced $21.0 million, or 11.0 percentage points, of favorable development on prior accident years net claims and claim reserves during the second quarter of 2017, compared to $16.3 million, or 10.2 percentage points, in the second quarter of 2016. The favorable development during the second quarter of 2017 was principally driven by net favorable development on attritional net claims and claim expenses.
Profit Commissions and Fees

Three months ended June 30,	2017	2016	Change
(in thousands, except percentages)
Profit commissions and fees	$996	$7,148	$(6,152)
Decrease in underwriting expense ratio	0.5%	4.5%	(4.0)%

We have various specialized quota share retrocession agreements in place pursuant to which we cede a portion of our casualty and specialty book of business and earn profit commissions, as applicable, and fee income. We record these profit commissions and fees as reductions in acquisition and operating expenses, respectively, and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios.
Profit commissions and fees in our Casualty and Specialty segment were $1.0 million in the second quarter of 2017, compared to $7.1 million in the second quarter of 2016, a decrease of $6.2 million, primarily as a result of changes in estimated profit commissions earned pursuant to our retrocession agreements during the quarter.

Net Investment Income

Three months ended June 30,	2017	2016	Change
(in thousands)
Fixed maturity investments	$44,356	$46,091	$(1,735)
Short term investments	2,981	1,227	1,754
Equity investments trading	889	865	24
Other investments
Private equity investments	6,611	4,356	2,255
Other	2,899	5,035	(2,136)
Cash and cash equivalents	295	209	86
	58,031	57,783	248
Investment expenses	(3,868)	(3,659)	(209)
Net investment income	$54,163	$54,124	$39

Net investment income was relatively consistent at $54.2 million in the second quarter of 2017, compared to $54.1 million in the second quarter of 2016.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to historical levels, and combined with the current composition of our investment portfolio and other factors, we expect these developments to constrain investment income growth for the near term. Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $5.6 million in the second quarter of 2017, compared to unrealized gains of $5.8 million in the second quarter of 2016.
Net Realized and Unrealized Gains on Investments

Three months ended June 30,	2017	2016	Change
(in thousands)
Gross realized gains	$15,249	$22,661	$(7,412)
Gross realized losses	(7,243)	(7,804)	561
Net realized gains on fixed maturity investments	8,006	14,857	(6,851)
Net unrealized gains on fixed maturity investments trading	18,760	44,271	(25,511)
Net realized and unrealized losses on investments-related derivatives	(268)	(9,151)	8,883
Net realized gains on equity investments trading	15,146	14,729	417
Net unrealized gains on equity investments trading	16,469	5,066	11,403
Net realized and unrealized gains on investments	$58,113	$69,772	$(11,659)

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
Net realized and unrealized gains on investments were $58.1 million in the second quarter of 2017, compared to net realized and unrealized gains of $69.8 million in the second quarter of 2016, a decrease of $11.7 million. Included in net realized and unrealized gains on investments are the following components:

•
net realized and unrealized gains on our portfolio of fixed maturity investments trading of $26.8 million during the second quarter of 2017, compared to net realized and unrealized gains of $59.1 million in the second quarter of 2016, a decrease of $32.4 million, principally driven by the flattening of the yield curve during the second quarter of 2017, compared to the second quarter of 2016 which experienced a downward shift in the yield curve;

•
net realized and unrealized gains on equity investments trading of $31.6 million in the second quarter of 2017, compared to $19.8 million in the second quarter of 2016, an increase of $11.8 million, driven by the strong performance of a number of our equity positions during the second quarter of 2017; and

•
net realized and unrealized losses on certain investments-related derivatives of $0.3 million in the second quarter of 2017, compared to losses of $9.2 million in the second quarter of 2016, an improvement of $8.9 million, primarily due to the yield curve movements during the second quarter of 2017, as noted above.

Net Foreign Exchange Gains (Losses)

Three months ended June 30,	2017	2016	Change
(in thousands)
Foreign exchange gains (losses)	$3,109	$(690)	$3,799

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in currencies other than the U.S. dollar. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates are recognized in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations and investment portfolio, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
Equity in Earnings of Other Ventures

Three months ended June 30,	2017	2016	Change
(in thousands)
Tower Hill Companies	$3,206	$3,846	$(640)
Top Layer Re	2,658	2,265	393
Other	(321)	(89)	(232)
Total equity in earnings of other ventures	$5,543	$6,022	$(479)

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears.
Equity in earnings of other ventures was $5.5 million, compared to equity in earnings of other ventures of $6.0 million in the second quarter of 2016, a decrease of $0.5 million.
The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.

Other Income

Three months ended June 30,	2017	2016	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$3,134	$3,492	$(358)
Other items	(742)	(838)	96
Total other income	$2,392	$2,654	$(262)

In the second quarter of 2017, we generated other income of $2.4 million, compared to other income of $2.7 million in the second quarter of 2016, a decrease of $0.3 million.
Corporate Expenses

Three months ended June 30,	2017	2016	Change
(in thousands)
Corporate expenses	$4,636	$5,752	$(1,116)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $4.6 million in the second quarter of 2017, compared to $5.8 million in the second quarter of 2016, primarily reflecting the absence of any integration-related expenses associated with Platinum in the second quarter of 2017.
Income Tax Expense

Three months ended June 30,	2017	2016	Change
(in thousands)
Income tax expense	$(3,904)	$(6,612)	$2,708

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
We recognized an income tax expense of $3.9 million in the second quarter of 2017, compared to $6.6 million in the second quarter of 2016, principally driven by lower pre-tax income in our U.S.-based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2017	2016	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(37,612)	$(30,635)	$(6,977)

Our net income attributable to redeemable noncontrolling interests was $37.6 million in the second quarter of 2017, compared to $30.6 million in the second quarter of 2016, principally due to an increase in the profitability of DaVinciRe and a decrease in our ownership in DaVinciRe to 22.6% at June 30, 2017, compared to 24.0% at June 30, 2016. We expect our ownership in DaVinciRe to fluctuate over time. See “Note 8. Noncontrolling Interests” and “Note 16. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Six months ended June 30,	2017	2016	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,749,505	$1,621,261	$128,244
Net premiums written	$1,099,881	$1,031,591	$68,290
Net premiums earned	$748,310	$705,008	$43,302
Net claims and claim expenses incurred	335,668	294,355	41,313
Acquisition expenses	171,533	134,597	36,936
Operational expenses	89,049	107,308	(18,259)
Underwriting income	$152,060	$168,748	$(16,688)

Net investment income	$108,488	$82,987	$25,501
Net realized and unrealized gains on investments	101,486	131,425	(29,939)
Change in net unrealized gains on fixed maturity investments available for sale	—	(359)	359
Total investment result	$209,974	$214,053	$(4,079)

Net income	$346,624	$350,737	$(4,113)
Net income available to RenaissanceRe common shareholders	$263,494	$264,320	$(826)

Net income available to RenaissanceRe common shareholders per common share – diluted	$6.47	$6.16	$0.31
Dividends per common share	$0.64	$0.62	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	47.0%	46.1%	0.9%
Net claims and claim expense ratio – prior accident years	(2.1)%	(4.3)%	2.2%
Net claims and claim expense ratio – calendar year	44.9%	41.8%	3.1%
Underwriting expense ratio	34.8%	34.3%	0.5%
Combined ratio	79.7%	76.1%	3.6%

Return on average common equity - annualized	11.7%	12.2%	(0.5)%

Book value	June 30, 2017	December 31, 2016	Change
Book value per common share	$113.08	$108.45	$4.63
Accumulated dividends per common share	17.36	16.72	0.64
Book value per common share plus accumulated dividends	$130.44	$125.17	$5.27
Change in book value per common share plus change in accumulated dividends	4.9%

Balance sheet highlights	June 30, 2017	December 31, 2016	Change
Total assets	$13,705,680	$12,352,082	$1,353,598
Total shareholders’ equity attributable to RenaissanceRe	$4,955,255	$4,866,577	$88,678

Net income available to RenaissanceRe common shareholders was $263.5 million in the six months ended June 30, 2017, compared to $264.3 million in the six months ended June 30, 2016, a decrease of $0.8 million. As a result of our net income available to RenaissanceRe common shareholders in the six months ended June 30, 2017, we generated an annualized return on average common equity of 11.7% and our book value per common share increased from $108.45 at December 31, 2016 to $113.08 at June 30, 2017, a 4.9% increase, after considering the change in accumulated dividends paid to our common shareholders, and the impact of repurchasing an aggregate of 1.1 million common shares in open market transactions during the six months ended June 30, 2017, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the six months ended June 30, 2017, on a comparative basis to the six months ended June 30, 2016, include:

•
Underwriting Income - we generated underwriting income of $152.1 million and a combined ratio of 79.7% in the six months ended June 30, 2017, compared to $168.7 million and 76.1%, respectively, in the six months ended June 30, 2016, a decrease of $16.7 million and an increase of 3.6 percentage points, respectively. Our underwriting income was comprised of our Property segment which generated underwriting income of $198.0 million in the six months ended June 30, 2017 and our Casualty and Specialty segment which incurred an underwriting loss of $46.5 million, each discussed in detail below in “Underwriting Results by Segment”.

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was a gain of $210.0 million in the six months ended June 30, 2017, compared to a gain of $214.1 million in the six months ended June 30, 2016. Impacting the investment result was higher returns in our equity investments trading and private equity portfolios and higher net investment income due to higher average invested assets in our fixed maturity investments trading portfolio, partially offset by lower unrealized gains in our fixed maturity investments trading portfolio driven by the flattening of the yield curve during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, which experienced a pronounced downward shift in the yield curve; partially offset by

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $71.9 million in the six months ended June 30, 2017, compared to $75.2 million in the six months ended June 30, 2016, principally due to a decrease in the profitability of DaVinciRe, partially offset by a decrease in our ownership in DaVinciRe to 22.6% at June 30, 2017, compared to 24% at June 30, 2016.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$1,019,876	$938,912	$80,964
Net premiums written	$626,335	$583,452	$42,883
Net premiums earned	$379,186	$366,292	$12,894
Net claims and claim expenses incurred	71,855	102,079	(30,224)
Acquisition expenses	57,603	49,513	8,090
Operational expenses	51,718	55,183	(3,465)
Underwriting income	$198,010	$159,517	$38,493

Net claims and claim expenses incurred – current accident year	$96,655	$121,068	$(24,413)
Net claims and claim expenses incurred – prior accident years	(24,800)	(18,989)	(5,811)
Net claims and claim expenses incurred – total	$71,855	$102,079	$(30,224)

Net claims and claim expense ratio – current accident year	25.5%	33.1%	(7.6)%
Net claims and claim expense ratio – prior accident years	(6.6)%	(5.2)%	(1.4)%
Net claims and claim expense ratio – calendar year	18.9%	27.9%	(9.0)%
Underwriting expense ratio	28.9%	28.6%	0.3%
Combined ratio	47.8%	56.5%	(8.7)%

Property Gross Premiums Written
In the six months ended June 30, 2017, our Property segment gross premiums written increased by $81.0 million, or 8.6%, to $1.0 billion, compared to $938.9 million in the six months ended June 30, 2016. We were able to increase our participation on a select number of transactions and enter into certain new transactions we believe have comparably attractive risk-return attributes. As a result, we were able to grow our catastrophe and other property classes of business, while continuing to exercise underwriting discipline given prevailing market terms and conditions. As a result, gross premiums written in our other property class of business were $194.0 million in the six months ended June 30, 2017, an increase of $60.1 million, or 44.9%, compared to the six months ended June 30, 2016 and gross premiums written in our catastrophe class of business were $825.9 million in the six months ended June 30, 2017, an increase of $20.9 million, or 2.6%, compared to the six months ended June 30, 2016.
Property Ceded Premiums Written

Six months ended June 30,	2017	2016	Change
(in thousands)
Ceded premiums written - Property	$393,541	$355,460	$38,081

Ceded premiums written in our Property segment increased $38.1 million to $393.5 million in the six months ended June 30, 2017, compared to $355.5 million in the six months ended June 30, 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.
Property Underwriting Results

Our Property segment generated underwriting income of $198.0 million in the six months ended June 30, 2017, compared to $159.5 million in the six months ended June 30, 2016, a increase of $38.5 million. In the six months ended June 30, 2017, our Property segment generated a net claims and claim expense ratio of 18.9%, an underwriting expense ratio of 28.9% and a combined ratio of 47.8%, compared to 27.9%, 28.6% and 56.5%, respectively, in the six months ended June 30, 2016.
Principally impacting underwriting income and the combined ratio in our Property segment was a $30.2 million decrease in net claims and claim expenses and a $12.9 million increase in net premiums earned, partially offset by an $8.1 million increase in acquisition expenses. The $30.2 million decrease in net claims and claim expenses was principally driven by lower current accident year net claims and claim expenses of $96.7 million in the six months ended June 30, 2017, compared to $121.1 million in the six months ended June 30, 2016. The $30.2 million decrease in net claims and claim expenses was primarily due the absence of any significant insured catastrophe loss activity during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, which was impacted by the 2016 Texas Events and the Fort McMurray Wildfire. These two events accounted for $60.9 million of current accident year claims and claim expenses during the six months ended June 30, 2016 and added 18.1 percentage points to our Property segment combined ratio in the six months ended June 30, 2016. Partially offsetting the decrease in current accident year net claims and claim expenses noted above was an increase in attritional net claims and claim expenses associated with the increase in gross premiums written in our other property class of business in the six months ended June 30, 2017, compared to the six months ended June 30, 2016.
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
Our Property segment experienced favorable development on prior accident years net claims and claim expenses of $24.8 million, or 6.6 percentage points, in the six months ended June 30, 2017, compared to $19.0 million, or 5.2 percentage points, in the six months ended June 30, 2016. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Profit Commissions and Fees

Six months ended June 30,	2017	2016	Change
(in thousands)
Profit commissions and fees	$66,000	$52,727	$13,273
Decrease in underwriting expense ratio	11.1%	8.8%	2.3%
Net impact of profit commissions and fees	$41,890	$32,347	$9,543

We have entered into various joint ventures and specialized quota share retrocession agreements pursuant to which we cede a portion of our property book of business and earn profit commissions, as applicable, and fee income. We record these profit commissions and fees as reductions in acquisition and operating expenses, respectively, and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios.
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was $41.9 million and $32.3 million in the six months ended June 30, 2017 and 2016, respectively.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$729,629	$682,349	$47,280
Net premiums written	$473,546	$448,139	$25,407
Net premiums earned	$369,124	$338,716	$30,408
Net claims and claim expenses incurred	264,368	192,273	72,095
Acquisition expenses	113,931	85,084	28,847
Operational expenses	37,319	52,044	(14,725)
Underwriting (loss) income	$(46,494)	$9,315	$(55,809)

Net claims and claim expenses incurred – current accident year	$255,111	$204,146	$50,965
Net claims and claim expenses incurred – prior accident years	9,257	(11,873)	21,130
Net claims and claim expenses incurred – total	$264,368	$192,273	$72,095

Net claims and claim expense ratio – current accident year	69.1%	60.3%	8.8%
Net claims and claim expense ratio – prior accident years	2.5%	(3.5)%	6.0%
Net claims and claim expense ratio – calendar year	71.6%	56.8%	14.8%
Underwriting expense ratio	41.0%	40.4%	0.6%
Combined ratio	112.6%	97.2%	15.4%

Casualty and Specialty Gross Premiums Written
In the six months ended June 30, 2017, our Casualty and Specialty segment gross premiums written increased $47.3 million, or 6.9%, to $729.6 million, compared to $682.3 million in the six months ended June 30, 2016. The $47.3 million increase was principally due to selective growth from existing business and private placements within certain of our casualty lines of business, partially offset by a decrease in financial lines of business primarily as a result of a large, in-force multi-year mortgage reinsurance contract written in the six months ended June 30, 2016 that did not renew in the six months ended June 30, 2017. Financial lines of business, and more specifically, mortgage reinsurance, are prone to significant gross premiums written volatility and can be influenced by a small number of relatively large transactions.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30,	2017	2016	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$256,083	$234,210	$21,873

Ceded premiums written in our Casualty and Specialty segment increased $21.9 million, to $256.1 million, in the six months ended June 30, 2017, compared to $234.2 million in the six months ended June 30, 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $46.5 million in the six months ended June 30, 2017, compared to underwriting income of $9.3 million in the six months ended June 30, 2016. In the six months ended June 30, 2017, our Casualty and Specialty segment generated a net claims and claim expense ratio of 71.6%, an underwriting expense ratio of 41.0% and a combined ratio of 112.6%, compared to 56.8%, 40.4% and 97.2%, respectively, in the six months ended June 30, 2016.
The increase in our Casualty and Specialty segment’s combined ratio was driven by a 14.8 percentage point increase in the net claims and claim expense ratio in the six months ended June 30, 2017 to 71.6%, compared to 56.8% in the six months ended June 30, 2016, and was comprised of an increase in our Casualty and Specialty segment current accident year net claims and claim expenses ratio and adverse development on prior accident years net claims and claim expenses.
Current accident year net claims and claim expenses in our Casualty and Specialty segment were primarily impacted by higher attritional net claims and claim expenses due in part to the increase in our casualty lines of business which carry a higher claims ratio than other specialty and financial lines, combined with claims stemming from certain small events.
We experienced $9.3 million, or 2.5 percentage points, of adverse development on prior accident years net claims and claim reserves within our Casualty and Specialty segment during the six months ended June 30, 2017, compared to $11.9 million, or 3.5 percentage points, of favorable development in the six months ended June 30, 2016. The adverse development during the six months ended June 30, 2017 was principally driven by $33.5 million of adverse development associated with the change in the Ogden Rate. Notwithstanding the impact of the Ogden Rate change, we experienced $21.8 million of net favorable development in the six months ended June 30, 2017 related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business and $2.5 million of net favorable development associated with actuarial assumption changes. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Profit Commissions and Fees

Six months ended June 30,	2017	2016	Change
(in thousands, except percentages)
Profit commissions and fees	$9,528	$10,417	$(889)
Decrease in underwriting expense ratio	2.6%	3.1%	(0.5)%

We have various specialized quota share retrocession agreements in place pursuant to which we cede a portion of our casualty and specialty book of business and earn profit commissions, as applicable, and fee income. We record these profit commissions and fees as reductions in acquisition and operating expenses, respectively, and, accordingly, these profit commissions and fees have reduced our underwriting expense ratios.
Net Investment Income

Six months ended June 30,	2017	2016	Change
(in thousands)
Fixed maturity investments	$87,775	$82,097	$5,678
Short term investments	4,705	2,227	2,478
Equity investments trading	1,700	2,528	(828)
Other investments
Private equity investments	14,413	(5,002)	19,415
Other	6,971	8,344	(1,373)
Cash and cash equivalents	484	338	146
	116,048	90,532	25,516
Investment expenses	(7,560)	(7,545)	(15)
Net investment income	$108,488	$82,987	$25,501

Net investment income was $108.5 million in the six months ended June 30, 2017, compared to $83.0 million in the six months ended June 30, 2016, an increase of $25.5 million. Impacting our net investment income for the six months ended June 30, 2017 was improved returns in our portfolio of other investments principally driven by our private equity investments and higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $12.5 million and losses of $3.2 million in the six months ended June 30, 2017 and 2016, respectively.
Net Realized and Unrealized Gains on Investments

Six months ended June 30,	2017	2016	Change
(in thousands)
Gross realized gains	$26,710	$40,411	$(13,701)
Gross realized losses	(23,776)	(22,469)	(1,307)
Net realized gains on fixed maturity investments	2,934	17,942	(15,008)
Net unrealized gains on fixed maturity investments trading	43,395	129,736	(86,341)
Net realized and unrealized losses on investments-related derivatives	(324)	(28,600)	28,276
Net realized gains on equity investments trading	36,061	13,911	22,150
Net unrealized gains (losses) on equity investments trading	19,420	(1,564)	20,984
Net realized and unrealized gains on investments	$101,486	$131,425	$(29,939)

Net realized and unrealized gains on investments were $101.5 million in the six months ended June 30, 2017, compared to $131.4 million in the six months ended June 30, 2016, a decrease of $29.9 million. Included in our net realized and unrealized gains on investments were:

•
net realized and unrealized gains on equity investments trading of $55.5 million in the six months ended June 30, 2017, compared to net realized and unrealized gains of $12.3 million in the six months ended June 30, 2016, an improvement of $43.1 million, principally driven by the strong performance of a number of our equity positions in the six months ended June 30, 2017;

•
net realized and unrealized gains on our fixed maturity investments trading of $46.3 million in the six months ended June 30, 2017, compared to gains of $147.7 million in the six months ended June 30, 2016. The $101.3 million decrease was principally driven by lower unrealized gains driven by the flattening of the yield curve during the six months ended June 30, 2017, compared to the six months ended June 30, 2016 which experienced a pronounced downward shift in the yield curve; and

•
net realized and unrealized losses on certain investments-related derivatives of $0.3 million in the six months ended June 30, 2017, compared to losses of $28.6 million in the six months ended June 30, 2016, an improvement of $28.3 million, primarily due to the yield curve movements, as noted above.

Net Foreign Exchange Gains (Losses)

Six months ended June 30,	2017	2016	Change
(in thousands)
Foreign exchange gains (losses)	$11,274	$(2,382)	$13,656

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in currencies other than the U.S. dollar. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates are recognized in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations and investment portfolio, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
Equity in Earnings of Other Ventures

Six months ended June 30,	2017	2016	Change
(in thousands)
Top Layer Re	$5,142	$4,668	$474
Tower Hill Companies	(852)	4,097	(4,949)
Other	(254)	(1,132)	878
Total equity in earnings of other ventures	$4,036	$7,633	$(3,597)

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
Equity in earnings of other ventures was $4.0 million in the six months ended June 30, 2017, compared to equity in earnings of $7.6 million in the six months ended June 30, 2016, with the decrease driven by lower profitability in the Tower Hill Companies.
Other Income

Six months ended June 30,	2017	2016	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$4,632	$7,331	(2,699)
Other	(575)	(598)	23
Total other income	$4,057	$6,733	$(2,676)

In the six months ended June 30, 2017, we generated other income of $4.1 million, compared to $6.7 million in the six months ended June 30, 2016, with the decrease driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Six months ended June 30,	2017	2016	Change
(in thousands)
Corporate expenses	$9,922	$13,977	$(4,055)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $4.1 million, to $9.9 million, in the six months ended June 30, 2017, compared to $14.0 million in the six months ended June 30, 2016, primarily reflecting executive charges in the six months ended June 30, 2016 that did not reoccur in the six months ended June 30, 2017.

Income Tax Expense

Six months ended June 30,	2017	2016	Change
(in thousands)
Income tax expense	$(4,238)	$(9,356)	$5,118

In the six months ended June 30, 2017, we recognized an income tax expense of $4.2 million, compared to $9.4 million in the six months ended June 30, 2016, primarily as a result of lower pre-tax income in our U.S.-based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2017	2016	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(71,939)	$(75,226)	$3,287

Our net income attributable to redeemable noncontrolling interests was $71.9 million in the six months ended June 30, 2017, compared to $75.2 million in the six months ended June 30, 2016. The $3.3 million decrease in net income attributable to redeemable noncontrolling interests was principally due to a decrease in the profitability of DaVinciRe, partially offset by a decrease in our ownership of DaVinciRe to 22.6% at June 30, 2017, compared to 24.0% at June 30, 2016. We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time. See “Note 8. Noncontrolling Interests” and “Note 16. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.
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
During the six months ended June 30, 2017, RenaissanceRe’s principal operating subsidiaries returned capital, which included dividends declared and return of capital, net of capital contributions received, of $32.9 million (2016 - $144.3 million).
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
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. At June 30, 2017, we believe the statutory capital and surplus of our group exceeded the minimum amount required to be maintained under Bermuda law. Our 2016 group BSCR was filed with the BMA in advance of the May 31, 2017 filing deadline, and we exceeded the minimum amount required to be maintained under Bermuda law.
Class 3A, 3B and 4 insurers and insurance groups are also required to prepare and publish a financial condition report (“FCR”), which was introduced to the regulatory regime in 2016 as part of the measures undertaken to achieve Solvency II equivalence. The FCR provides, among other things, details of measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer/insurance group. We applied for, and received, approval from the BMA to file a consolidated group FCR, inclusive of our Bermuda-domiciled insurance subsidiaries and Top Layer Re. Our group FCR was filed in advance of the June 30, 2017 deadline and will be published on our website subsequent to BMA review and on a date determined by the BMA, currently set at August 31, 2017.
Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At June 30, 2017, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
Under the Insurance Act, RenaissanceRe Specialty U.S. is defined as a Class 3B insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2016 BSCR for Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci was filed with the BMA before the April 30, 2017 filing deadline; and each company exceeded the minimum amount required to be maintained under Bermuda law. In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.
U.K. Subsidiaries
Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). The amount of FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At June 30, 2017, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £353.2 million based on its business plan originally approved in November 2016 (December 31, 2016 - £353.2 million based on its business plan originally approved in November 2016).
At June 30, 2017, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £381.9 million (December 31, 2016 - £351.7 million). Actual FAL posted for Syndicate 1458 at June 30, 2017 by RenaissanceRe CCL was £381.9 million, supported by a $180.0 million letter of credit and a $315.4 million deposit of cash and fixed maturity securities. Effective May 25, 2017, the then existing FAL letters of credit issued for the account of Renaissance Reinsurance, with stated amounts of $380 million and £90 million, were amended. Pursuant to the amendment, the stated amount of the $380 million letter of credit was reduced to $180 million and the £90 million letter of credit was cancelled. See “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this facility.
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law which uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At June 30, 2017, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
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
Cash Flows

Six months ended June 30,	2017	2016
(in thousands)
Net cash provided by operating activities	$341,023	$125,241
Net cash provided by investing activities	37,541	175,557
Net cash used in financing activities	(182,048)	(354,370)
Effect of exchange rate changes on foreign currency cash	5,477	2,208
Net increase (decrease) in cash and cash equivalents	201,993	(51,364)
Cash and cash equivalents, beginning of period	421,157	506,885
Cash and cash equivalents, end of period	$623,150	$455,521

2017
During the six months ended June 30, 2017, our cash and cash equivalents increased $202.0 million, to $623.2 million at June 30, 2017, compared to $421.2 million at December 31, 2016.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2017 were $341.0 million, compared to cash flows used in operating activities of $125.2 million during the six months ended June 30, 2016. Cash flows provided by operating activities during the six months ended June 30, 2017 were primarily the result of certain adjustments to reconcile our net income of $346.6 million to net cash provided by operating activities, including:

•
an increase in unearned premiums of $615.6 million due to the timing of renewals and payments of our gross premiums written and a $378.5 million increase in reinsurance balances payable due to the timing of payments of our premiums ceded;

•	an increase in our reserve for claims and claim expenses of $141.5 million as a result of claims and claims expenses incurred of $441.7 million, partially offset by claims payments of $320.0 million;

•	decreases in premiums receivable and deferred acquisition costs of $546.5 million and $94.8 million, respectively, due to the gross premiums written noted above;

•	an increase of $264.1 million in our prepaid reinsurance premiums due to ceded premiums written associated renewals in the six months ended June 30, 2017; and

•	a corresponding increase of $91.0 million in our reinsurance recoverable given the increase in net claims and claim expenses noted above.
Cash flows used in investing activities. During the six months ended June 30, 2017, our cash flows used in investing activities were $37.5 million, principally reflecting net purchases of fixed maturity investments of $287.4 million, partially offset by net sales of short term investments of $276.1 million.
Cash flows used in financing activities. Our cash flows used in financing activities in the six months ended June 30, 2017 were $182.0 million, and were principally the result of:

•
the repayment in full at maturity of the aggregate principal amount of $250.0 million of our Series B 7.50% Senior Notes due 2017 assumed in connection with the acquisition of Platinum and originally issued by Platinum Underwriters Finance, Inc.;

•	the settlement of $145.9 million of common share repurchases;

•	dividends paid on our common and preferred shares of $25.9 million and $11.2 million, respectively; and

•	net outflows of $33.7 million related to a net return of capital to third party shareholders, principally in DaVinciRe and Medici; partially offset by

•	net inflows of $295.9 million associated with the issuance of $300.0 million of our 3.450% Senior Notes due July 1, 2027, net of underwriting discount.
2016
During the six months ended June 30, 2016, our cash and cash equivalents decreased $51.4 million, to $455.5 million at June 30, 2016, compared to $506.9 million at December 31, 2015.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2016 were $125.2 million. Cash flows provided by operating activities during the six months ended June 30, 2016 were primarily the result of certain adjustments to reconcile our net income of $350.7 million to net cash provided by operating activities, including:

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
Cash flows used in financing activities. Our cash flows used in financing activities in the six months ended June 30, 2016 were $354.4 million, and were principally the result of the settlement of $265.0 million of common share repurchases, net outflows of $43.9 million related to a net return of capital to third party shareholders, principally in DaVinciRe and Medici, and $26.2 million and $11.2 million of dividends paid on our common and preferred shares, respectively.
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

Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At June 30, 2017	At December 31, 2016	Change
(in thousands)
Common shareholders’ equity	$4,555,255	$4,466,577	$88,678
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,955,255	4,866,577	88,678
3.450% Senior Notes due 2027	295,053	—	295,053
3.700% Senior Notes due 2025	297,132	296,948	184
5.75% Senior Notes due 2020	249,106	248,941	165
Series B 7.50% Senior Notes due 2017	—	255,352	(255,352)
4.750% Senior Notes due 2025 (DaVinciRe) (1)	147,575	147,422	153
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,238,866	$1,198,663	$40,203
Total shareholders’ equity attributable to RenaissanceRe and debt	$6,194,121	$6,065,240	$128,881

(1)
RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinciRe. Because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinciRe and RenaissanceRe’s financial exposure to DaVinciRe is limited to its investment in DaVinciRe’s shares and counterparty credit risk arising from reinsurance transactions.

During the six months ended June 30, 2017, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $128.9 million, to $6.2 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $88.7 million during the six months ended June 30, 2017 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $273.4 million; partially offset by

•	our repurchase of 1.1 million shares in open market transactions at an aggregate cost of $149.7 million, and at an average share price of $142.33; and

•	$25.9 million and $11.2 million of dividends on our common and preference shares, respectively.
During the six months ended June 30, 2017, our debt increased $40.2 million primarily driven by the June 29, 2017 issuance of $300.0 million of our 3.450% Senior Notes due July 1, 2027, partially offset by the June 1, 2017 repayment in full at maturity of $250.0 million of our Series B 7.50% Senior Notes assumed in connection with the acquisition of Platinum and originally issued by Platinum Underwriters Finance, Inc. and the amortization of deferred debt issuance costs and the amortization related to these notes.

Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At June 30, 2017	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	105,892
Uncommitted Standby Letter of Credit Facility with NAB	4,525
Bilateral Letter of Credit Facility with Citibank Europe	206,383
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$496,800

Funds at Lloyd’s Letter of Credit Facilities
Specialty Risks FAL Facility	£10,000
Total credit facilities in pound sterling	£10,000

Effective May 25, 2017, the Renaissance Reinsurance FAL Facility, pursuant to which two Funds at Lloyd’s letters of credit with stated amounts of $380.0 million and £90.0 million had been issued, was amended. Pursuant to the amendment, the stated amount of the $380.0 million letter of credit was reduced to $180.0 million and the £90.0 million letter of credit was cancelled. In addition, pursuant to the amendment, we may request that the Renaissance Reinsurance FAL Facility be amended to increase the stated amount of the letter of credit, or issue a new letter or credit denominated in Pounds, in an aggregate amount for all such increases or issuances not to exceed $75.0 million or the equivalent thereof.
There have been no other material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2016.
For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to Consolidated Financial Statements” and “Note 9. Debt and Credit Facilities” in our “Notes to Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2016. Refer to “Note 12. Shareholders’ Equity” in our “Notes to Consolidated Financial Statements” in our Form 10-K for additional information related to our common and preference shares.
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at June 30, 2017 with respect to our multi-beneficiary reinsurance trusts totaled $674.5 million and $136.9 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $662.2 million and $86.6 million, respectively.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at June 30, 2017 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $38.2 million and $19.3 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $13.7 million and $13.7 million, respectively.
Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 22.6% at June 30, 2017 (December 31, 2016 - 24.0%). See “Note 8. Noncontrolling Interests” and “Note 16. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.
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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of July 21, 2017 are presented below.

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
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to Consolidated Financial Statements” included herein for more information on prior year development of the reserve for claims and claim expenses and analysis of our incurred and paid claims development for each of our Property and Casualty and Specialty segments. Refer to “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2016 for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2016 for more information on our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	June 30, 2017		December 31, 2016		Change
(in thousands, except percentages)
U.S. treasuries	$2,826,681	30.0%	$2,617,894	28.1%	$208,787
Agencies	83,343	0.9%	90,972	1.0%	(7,629)
Municipal	518,912	5.5%	519,069	5.6%	(157)
Non-U.S. government (Sovereign debt)	173,667	1.8%	333,224	3.6%	(159,557)
Non-U.S. government-backed corporate	74,620	0.8%	133,300	1.4%	(58,680)
Corporate	2,186,040	23.2%	1,877,243	20.2%	308,797
Agency mortgage-backed	567,560	6.0%	462,493	5.0%	105,067
Non-agency mortgage-backed	275,268	3.0%	258,944	2.7%	16,324
Commercial mortgage-backed	384,610	4.1%	409,747	4.4%	(25,137)
Asset-backed	191,563	2.0%	188,358	2.0%	3,205
Total fixed maturity investments, at fair value	7,282,264	77.3%	6,891,244	74.0%	391,020
Short term investments, at fair value	1,070,950	11.4%	1,368,379	14.7%	(297,429)
Equity investments trading, at fair value	393,405	4.2%	383,313	4.1%	10,092
Other investments, at fair value	561,212	6.0%	549,805	5.9%	11,407
Total managed investment portfolio	9,307,831	98.9%	9,192,741	98.7%	115,090
Investments in other ventures, under equity method	101,077	1.1%	124,227	1.3%	(23,150)
Total investments	$9,408,908	100.0%	$9,316,968	100.0%	$91,940

At June 30, 2017, we held investments totaling $9.4 billion, compared to $9.3 billion at December 31, 2016. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, refer to “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value of measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, senior secured bank loan funds, hedge funds, and other investments). At June 30, 2017, our portfolio of equity investments trading totaled $393.4 million, or 4.2%, of our total investments (December 31, 2016 - $383.3 million or 4.1%). Our portfolio of other investments totaled $561.2 million, or 6.0%, of our total investments at June 30, 2017 (December 31, 2016 - $549.8 million or 5.9%).

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2017	December 31, 2016	Change
(in thousands)
Catastrophe bonds	$348,353	$335,209	$13,144
Private equity partnerships	194,331	191,061	3,270
Senior secured bank loan funds	17,321	22,040	(4,719)
Hedge funds	1,207	1,495	(288)
Total other investments	$561,212	$549,805	$11,407

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of our fund investments, which principally include private equity funds, senior secured bank loan funds and hedge funds, is recorded on our consolidated balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term.
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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the six months ended June 30, 2017 is income of $1.9 million (2016 - loss of $3.4 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity partnerships and other investments of $893.5 million, of which $563.8 million has been contributed at June 30, 2017. Our remaining commitments to these investments at June 30, 2017 totaled $336.5 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2017, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2016. We consider these contractual obligations when assessing our liquidity requirements. As of June 30, 2017, other than as discussed in “Note 7. Debt and Credit Facilities” in our “Notes to Consolidated Financial Statements” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources”, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2016.
CURRENT OUTLOOK
Property Exposed Market Developments
Over the past several years, notwithstanding the occurrence of a number of significant loss events,the global property catastrophe insurance and reinsurance markets have in general manifested growing levels of industry-wide capital held. At the same time, reinsurance demand for many coverages and solutions has not grown at the pace of this growth in available capital. In respect of the January and mid-year 2017 property catastrophe reinsurance renewals, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, recent loss impacted treaties and contracts. We continue to expect the supply of capital to outpace any growth in demand, and currently anticipate these trends to continue in respect of the January 1, 2018 renewal market. Accordingly, we do not expect market developments to shift more favorably in the near term, absent unusually large, or unforeseen, contingent events.
As a result, although our in-force book of business remains attractive to us, with our continuing focus on underwriting discipline, absent changed conditions, we do not expect to maintain the net size of our aggregate book of property-exposed reinsurance business. While we will strive to maintain a high level of net portfolio quality, we cannot assure you we will succeed in doing so. In addition, we believe that many of the key markets we serve are increasingly characterized by large, increasingly sophisticated cedants who are able to manage large retentions, can access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value-added service. In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. It is possible that an increasing portion of the business ceded to the reinsurance market will be priced below levels we find acceptable, or will be characterized by contractual terms and conditions we do not find to be acceptable, absent the advent of significant new developments. While we believe we are well positioned to compete for business we find attractive, these dynamics may introduce or exacerbate challenges in our markets. We may also purchase additional retrocessional protection to maintain an appropriate risk adjusted level of exposure, although we cannot assure you we will do so. To the extent we increase our aggregate retrocessional purchases, absent the occurrence of loss activity covered by such retrocessions, our net income for the period will decrease to reflect the cost of such cessions, and we cannot assure you we will obtain commensurate value from factors such as potentially enhanced client acceptance, stability of our ratings, liquidity or otherwise.

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
General Economic Conditions
Underlying economic conditions in several of the key markets we serve have been generally stable in 2017, with our core markets, including the U.S., experiencing overall a degree of increases in economic growth and prevailing interest rates. These developments, which we cannot assure you will continue, could affect the markets we serve in multiple ways, both positively and negatively. We expect a period of uncertainty to continue and that many of the key markets we serve may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, potentially including the impacts of political instability in the Middle East, Ukraine, Russia and other jurisdictions. We continue to believe that will impact market participants and that meaningful risk remains for continued economic weakness or adverse disruptions in general economic and financial market conditions. Moreover, future economic growth may be only at a comparably suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, or could weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, such as by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations, or asset devaluation. Any of the foregoing or other outcomes of a period of economic weakness could adversely impact our financial position or results of operations. In addition, during a period of economic weakness, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be increased. Several of these risks could materialize, and our financial results could be negatively impacted, even after the end of any period of economic weakness.
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
The sustained and continuing environment of low interest rates, as compared to past periods, has lowered the yields at which we invest our assets. However, many market observers have forecasted the prospect of higher interest rates during 2017, potentially returning to more historical levels over time. Accordingly, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio may be favorably impacted by an increasing interest rate environment; however, such an increase in prevailing interest rates can contribute to higher realized and unrealized losses associated with our currently invested assets in the near term. While it is possible yields will improve in future periods, we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.
Legislative and Regulatory Update
In June 2016, U.S. House of Representatives leadership released a Tax Reform Task Force Blueprint which, among other things, recommended the U.S. move to a consumption or destination-based tax system and adopt corresponding border adjustments taxing imports. During the first half of 2017, the House Ways and Means Committee has explored adopting the concepts of the Tax Reform Task Force Blueprint into law. If adopted comprehensively as contemplated by the Tax Reform Task Force Blueprint, these proposals could materially adversely impact the insurance and reinsurance industry and our own results of operations. In particular, the enactment of such legislation could substantially decrease the exportability of risk and reduce our access to capital and business as a whole. Such legislation may also result in increased prices for our products and services, which could cause a decrease in demand for these products and services. It is also possible that border adjustments could result in retaliatory actions by other countries.
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
In prior Congressional sessions, Congress has considered a range of potential legislation which would, if enacted, provide for matters such as the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. In April 2016, H.R.4947, the Natural Disaster Reinsurance Act of 2016, which would create a federal reinsurance program to cover any losses insured or reinsured by eligible state programs arising from natural catastrophes, including losses from floods, earthquakes, tropical storms, tornadoes, volcanic eruption and winter storms, was introduced. If enacted, this bill, or legislation similar to any of these proposals, would, we believe, likely contribute to the growth of state entities offering below-market priced insurance and reinsurance in a manner adverse to us and market participants more generally. Such legislation could also encourage cessation, or even reversal, of reforms and stabilization initiatives that have been enacted in Florida and other catastrophe-exposed states in recent years. While we believe such legislation will continue to be vigorously opposed, if adopted these bills would likely diminish the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and effected substantial reforms in the program. Among other things, pursuant to this statute, the Federal Emergency Management Agency (“FEMA”) was explicitly authorized to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In March 2014, the U.S. Congress passed the Grimm-Waters Act, which amends, delays or defers some of the provisions of the Biggert-Waters Bill. However, the Grimm-Waters Act did not amend certain features of the Biggert-Waters Bill which we believe have, over time, supported the growth of demand for private flood insurance, albeit at a slower pace and with greater uncertainty, such as the continuation, subject to annual limits, of some potential premium increases and the potential continuation of certain reforms relating to commercial properties and to homes that are not primary residences.
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
The statutory authorization for, among other things, the operation and continuation of the NFIP is scheduled to expire in September 2017. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. Draft language also would direct FEMA to consider policy holders who drop an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that such legislation could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, currently reauthorization of th NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. We cannot assure you that such legislation will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
In recent years, market conditions for insurance in the state of Florida have been significantly impacted by the utilization of a practice referred to as “assignment of benefits,” or “AOB”. An AOB is an instrument executed by a primary policyholder that is deemed to permit certain third parties, such as water extraction companies, roofers, or plumbers, to “stand in the shoes” of the insured and seek direct payments from the policyholder’s insurance company. In Florida, AOB’s have become increasingly prevalent in conjunction with certain claims, particularly water and roof claims, although such usage is not currently spread evenly across the state. According to the Florida Office of Insurance Regulation (the “OIR”), while there were 405 AOB lawsuits across Florida in 2006, that number had risen to 28,200 in 2016. Moreover, according to the OIR, claims with an AOB have a much higher degree of severity than claims without one. For example, since 2010 the frequency of water claims has risen by 46% and the severity of water claims has risen by 28%. As a result, we believe that usage of AOBs is contributing significantly to loss trends in Florida and is having an impact on the profitability and financial condition of certain of the state’s domestic property insurance companies. While both private companies and the OIR are exploring non-statutory means to mitigate these issues, legislative reforms proposed over the last several years have not been enacted. A continuation of these trends could weaken or potentially impair primary insurance companies, reduce demand for reinsurance and discourage the strengthening of the private insurance market that we believe had otherwise been evident in Florida. Such trends would adversely impact the Florida market and many of the companies we seek to serve.
Internationally, we seek to monitor a number of proposals introduced in a variety of jurisdictions which might alter the financing of coverages for natural catastrophes in several of the markets in which we operate. For example, the Thailand government has announced it is studying proposals for a natural catastrophe fund, under which the government would provide coverage for natural disasters in excess of an industry retention and below a certain limit, after which private reinsurers would continue to participate. The government of the Philippines has announced that it is considering similar proposals. Indonesia’s financial services authority has announced a proposal to increase the amount of insurance business placed with domestic reinsurers. A range of proposals from varying stakeholders have been reported to have been made to alter the current regimes for insuring natural disaster risk in a number of jurisdictions worldwide, such as flood risk and reinsurance more generally in Australia, earthquake risk in New Zealand, and natural disasters in the Philippines. A number of these jurisdictions constitute large current or potential future markets for catastrophic coverage. If these proposals are enacted and reduce market opportunities for our clients or for the reinsurance industry, we could be adversely impacted.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2016, during the six months ended June 30, 2017. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 17, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the six months ended June 30, 2017, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$460,000
April 1 - 30, 2017	163,106	$139.71	—	$—	163,106	$139.71	(22,788)
May 1 - 17, 2017	231,239	$138.42	—	$—	231,239	$138.42	(32,008)
May 17, 2017 - renewal of authorized share repurchase program of $500.0 million							94,796
Dollar amount available to be repurchased							500,000
May 18 - May 31, 2017	28,681	$137.48	—	$—	28,681	$137.48	(3,943)
June 1 - 30, 2017	79,723	$139.78	1,650	$140.17	78,073	$139.77	(10,912)
Total	502,749	$139.00	1,650	$140.17	501,099	$139.00	$485,145

During the six months ended June 30, 2017, pursuant to our publicly announced share repurchase program, we repurchased an aggregate of 1.1 million common shares in open market transactions at an aggregate cost of $149.7 million and an average price of $142.33 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Subsequent to June 30, 2017 and through the period ended July 21, 2017, we repurchased 15 thousand common shares in open market transactions at an aggregate cost of $2.1 million and an average price of $139.93 per common share.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.

ITEM 6.        EXHIBITS

1.1
Underwriting Agreement, dated June 26, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives of the underwriters named therein. (1)

4.1	Senior Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (1)

4.1(a)
First Supplemental Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (1)

4.1(b)	Senior Debt Securities Guarantee Agreement, dated as of June 29, 2017, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee. (1)

10.1
Fourth Amendment to Letter of Credit Reimbursement Agreement, dated as of May 25, 2017, by and among Renaissance Reinsurance Ltd. and each of Bank of Montreal, as documentation agent, Bank of Montreal, London Branch, as a lender, Citibank Europe plc, as a lender and as collateral agent, and ING Bank N.V., London Branch, as a lender and as letter of credit agent. (2)

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: July 26, 2017	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 26, 2017	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)