Form 10-Q
period 2017-09-30
RENAISSANCERE HOLDINGS LTD
filed 2017-11-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at October 27, 2017 was 40,029,116.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) of RenaissanceRe Holdings Ltd. (the “Company” or “RenaissanceRe”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	the frequency and severity of catastrophic and other events we cover;

•	the effectiveness of our claims and claim expense reserving process;

•	our ability to maintain our financial strength ratings;

•	the effect of climate change on our business;

•	collection on claimed retrocessional coverage, and new retrocessional reinsurance being available on acceptable terms and providing the coverage that we intended to obtain;

•	the effects of United States (“U.S.”) business tax reform proposals;

•
adverse tax developments, including potential changes to the taxation of inter-company or related party transactions, or changes to the tax treatment of our shareholders or investors in our joint ventures or other entities we manage;

•	the effect of emerging claims and coverage issues;

•	continued soft reinsurance underwriting market conditions;

•	our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the effect of continued challenging economic conditions throughout the world;

•	a contention by the Internal Revenue Service (the “IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the U.S.;

•	the performance of our investment portfolio;

•	losses we could face from terrorism, political unrest or war;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	our ability to determine the impairments taken on our investments;

•	the effects of inflation;

•	the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•	changes to the regulatory systems under which we operate, including as a result of increased global regulation of the insurance and reinsurance industry;

•	changes in Bermuda laws and regulations and the political environment in Bermuda;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;

•	aspects of our corporate structure that may discourage third-party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	other political, regulatory or industry initiatives adversely impacting us;

•	risks related to Solvency II;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	consolidation of competitors, customers and insurance and reinsurance brokers;

•	increasing barriers to free trade and the free flow of capital;

•	international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;

•	the effect of Organisation for Economic Co-operation and Development (the “OECD”) or European Union (“EU”) measures to increase our taxes and reporting requirements;

•	the effect of the vote by the U.K. to leave the EU;

•	changes in regulatory regimes and accounting rules that may impact financial results irrespective of business operations; and

•	our need to make many estimates and judgments in the preparation of our financial statements.
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $7,061,487 at September 30, 2017 (December 31, 2016 – $6,920,690)	$7,092,969	$6,891,244
Short term investments, at fair value	1,497,262	1,368,379
Equity investments trading, at fair value	402,035	383,313
Other investments, at fair value	548,492	549,805
Investments in other ventures, under equity method	101,420	124,227
Total investments	9,642,178	9,316,968
Cash and cash equivalents	581,576	421,157
Premiums receivable	1,521,266	987,323
Prepaid reinsurance premiums	635,756	441,260
Reinsurance recoverable	1,588,304	279,564
Accrued investment income	38,366	38,076
Deferred acquisition costs	434,914	335,325
Receivable for investments sold	193,758	105,841
Other assets	164,019	175,382
Goodwill and other intangible assets	244,787	251,186
Total assets	$15,044,924	$12,352,082
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$5,192,313	$2,848,294
Unearned premiums	1,713,069	1,231,573
Debt	989,245	948,663
Reinsurance balances payable	1,034,454	673,983
Payable for investments purchased	377,543	305,714
Other liabilities	301,559	301,684
Total liabilities	9,608,183	6,309,911
Commitments and Contingencies
Redeemable noncontrolling interests	1,033,729	1,175,594
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at September 30, 2017 (December 31, 2016 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 40,029,116 shares issued and outstanding at September 30, 2017 (December 31, 2016 – 41,187,413)	40,029	41,187
Additional paid-in capital	32,852	216,558
Accumulated other comprehensive income	161	1,133
Retained earnings	3,929,970	4,207,699
Total shareholders’ equity attributable to RenaissanceRe	4,403,012	4,866,577
Total liabilities, noncontrolling interests and shareholders’ equity	$15,044,924	$12,352,082

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2017 and 2016
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Gross premiums written	$640,269	$430,224	$2,389,774	$2,051,485
Net premiums written	$483,221	$284,222	$1,583,102	$1,315,813
Decrease (increase) in unearned premiums	64,571	62,299	(287,000)	(264,284)
Net premiums earned	547,792	346,521	1,296,102	1,051,529
Net investment income	40,257	51,423	148,745	134,410
Net foreign exchange (losses) gains	(156)	(5,986)	11,118	(8,368)
Equity in earnings (losses) of other ventures	1,794	(11,630)	5,830	(3,997)
Other income	2,996	2,268	7,053	9,001
Net realized and unrealized gains on investments	42,052	59,870	143,538	191,295
Total revenues	634,735	442,466	1,612,386	1,373,870
Expenses
Net claims and claim expenses incurred	1,221,696	112,575	1,557,364	406,930
Acquisition expenses	76,761	80,580	248,294	215,177
Operational expenses	42,537	40,493	131,586	147,801
Corporate expenses	4,413	11,537	14,335	25,514
Interest expense	11,799	10,536	32,416	31,610
Total expenses	1,357,206	255,721	1,983,995	827,032
(Loss) income before taxes	(722,471)	186,745	(371,609)	546,838
Income tax benefit (expense)	18,977	1,316	14,739	(8,040)
Net (loss) income	(703,494)	188,061	(356,870)	538,798
Net loss (income) attributable to redeemable noncontrolling interests	204,277	(35,641)	132,338	(110,867)
Net (loss) income attributable to RenaissanceRe	(499,217)	152,420	(224,532)	427,931
Dividends on preference shares	(5,595)	(5,595)	(16,786)	(16,786)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(504,812)	$146,825	$(241,318)	$411,145
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic	$(12.75)	$3.58	$(6.04)	$9.77
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(12.75)	$3.56	$(6.04)	$9.71
Dividends per common share	$0.32	$0.31	$0.96	$0.93

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
For the three and nine months ended September 30, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Comprehensive (loss) income
Net (loss) income	$(703,494)	$188,061	$(356,870)	$538,798
Change in net unrealized gains on investments	300	284	(972)	513
Comprehensive (loss) income	(703,194)	188,345	(357,842)	539,311
Net loss (income) attributable to redeemable noncontrolling interests	204,277	(35,641)	132,338	(110,867)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	204,277	(35,641)	132,338	(110,867)
Comprehensive (loss) income attributable to RenaissanceRe	$(498,917)	$152,704	$(225,504)	$428,444

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
Preference shares
Balance – January 1	$400,000	$400,000
Balance – September 30	400,000	400,000
Common shares
Balance – January 1	41,187	43,701
Repurchase of shares	(1,322)	(2,741)
Exercise of options and issuance of restricted stock awards	164	196
Balance – September 30	40,029	41,156
Additional paid-in capital
Balance – January 1	216,558	507,674
Repurchase of shares	(187,269)	(306,693)
Change in redeemable noncontrolling interests	(307)	(1,040)
Exercise of options and issuance of restricted stock awards	3,870	13,112
Balance – September 30	32,852	213,053
Accumulated other comprehensive income
Balance – January 1	1,133	2,108
Change in net unrealized gains on investments	(972)	513
Balance – September 30	161	2,621
Retained earnings
Balance – January 1	4,207,699	3,778,701
Cumulative effect of adoption of ASU 2016-09 (Note 2)	2,213	—
Net (loss) income	(356,870)	538,798
Net loss (income) attributable (available) to redeemable noncontrolling interests	132,338	(110,867)
Dividends on common shares	(38,624)	(38,886)
Dividends on preference shares	(16,786)	(16,786)
Balance – September 30	3,929,970	4,150,960
Total shareholders’ equity	$4,403,012	$4,807,790

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017 and 2016
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows provided by operating activities
Net (loss) income	$(356,870)	$538,798
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization, accretion and depreciation	18,586	18,343
Equity in undistributed losses of other ventures	19,559	10,173
Net realized and unrealized gains on investments	(143,538)	(191,295)
Net unrealized (gains) losses included in net investment income	(2,686)	17,608
Change in:
Premiums receivable	(533,943)	(403,322)
Prepaid reinsurance premiums	(194,496)	(280,750)
Reinsurance recoverable	(1,308,740)	(106,243)
Deferred acquisition costs	(99,589)	(152,461)
Reserve for claims and claim expenses	2,344,019	94,054
Unearned premiums	481,496	545,034
Reinsurance balances payable	360,471	250,686
Other	37,433	39,740
Net cash provided by operating activities	621,702	380,365
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	7,663,002	6,509,019
Purchases of fixed maturity investments trading	(7,798,285)	(6,744,838)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	5,931
Net sales of equity investments trading	61,571	183,112
Net (purchases) sales of short term investments	(146,326)	128,869
Net sales (purchases) of other investments	5,181	(56,765)
Net sales of other assets	—	400
Net cash (used in) provided by investing activities	(214,857)	25,728
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(38,624)	(38,886)
Dividends paid – preference shares	(16,786)	(16,786)
RenaissanceRe common share repurchases	(188,591)	(309,434)
Issuance of debt, net of expenses	295,866	—
Repayment of debt	(250,000)	—
Net third party redeemable noncontrolling interest share transactions	(44,193)	(45,496)
Taxes paid on withholding shares	(13,694)	(10,362)
Net cash used in financing activities	(256,022)	(420,964)
Effect of exchange rate changes on foreign currency cash	9,596	1,316
Net increase (decrease) in cash and cash equivalents	160,419	(13,555)
Cash and cash equivalents, beginning of period	421,157	506,885
Cash and cash equivalents, end of period	$581,576	$493,330

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1.    ORGANIZATION
This report on Form 10-Q should be read in conjunction with the RenaissanceRe’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2016.
RenaissanceRe was formed under the laws of Bermuda on June 7, 1993 and is a global provider of reinsurance and insurance that specializes in matching well-structured risks with efficient sources of capital. Together with its wholly owned and majority-owned subsidiaries and DaVinciRe (as defined below), the Company provides property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. The Company has offices in Bermuda, Ireland, Singapore, the United Kingdom, and the United States.

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

•
Effective November 13, 2014, the Company incorporated RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted Bermuda segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third-party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third-party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is an investment company and is considered a VIE. The Company is not considered the primary beneficiary of Upsilon Fund and, as a result, the Company does not consolidate the financial position and results of operations of Upsilon Fund.

•
Effective November 7, 2016, Fibonacci Reinsurance Ltd. ("Fibonacci Re"), a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raised capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange. Fibonacci Re is considered a VIE. The Company is not considered the primary beneficiary of Fibonacci Re and, as a result, the Company does not consolidate the financial position and results of operations of Fibonacci Re.

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. ASU 2014-09 notably excludes the accounting for insurance contracts, leases, financial instruments and guarantees. The Company is currently evaluating the impact of this guidance, with its implementation efforts primarily focused on other income (loss) on its consolidated statements of operations. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

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
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2017	December 31, 2016
U.S. treasuries	$2,956,952	$2,617,894
Agencies	41,109	90,972
Municipal	521,220	519,069
Non-U.S. government (Sovereign debt)	177,855	333,224
Non-U.S. government-backed corporate	121,892	133,300
Corporate	2,028,750	1,877,243
Agency mortgage-backed	499,310	462,493
Non-agency mortgage-backed	299,530	258,944
Commercial mortgage-backed	263,029	409,747
Asset-backed	183,322	188,358
Total fixed maturity investments trading	$7,092,969	$6,891,244

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2017	Amortized Cost	Fair Value
Due in less than one year	$366,988	$367,091
Due after one through five years	4,326,788	4,324,948
Due after five through ten years	985,535	1,001,975
Due after ten years	151,964	153,764
Mortgage-backed	1,047,676	1,061,869
Asset-backed	182,536	183,322
Total	$7,061,487	$7,092,969

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2017	December 31, 2016
Financials	$275,373	$275,065
Communications and technology	45,592	36,770
Industrial, utilities and energy	32,922	30,303
Consumer	22,613	20,501
Healthcare	21,113	17,245
Basic materials	4,422	3,429
Total	$402,035	$383,313

Pledged Investments
At September 30, 2017, $3.3 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2016 - $2.7 billion). Of this amount, $1.4 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2016 - $842.6 million).
Reverse Repurchase Agreements
At September 30, 2017, the Company held $477.5 million (December 31, 2016 - $78.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Fixed maturity investments	$45,305	$39,959	$133,080	$122,056
Short term investments	2,771	1,174	7,476	3,401
Equity investments	930	797	2,630	3,325
Other investments
Private equity investments	6,371	4,572	20,784	(430)
Other	(11,491)	8,765	(4,520)	17,109
Cash and cash equivalents	352	246	836	584
	44,238	55,513	160,286	146,045
Investment expenses	(3,981)	(4,090)	(11,541)	(11,635)
Net investment income	$40,257	$51,423	$148,745	$134,410

Net Realized and Unrealized Gains on Investments
Net realized and unrealized gains on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross realized gains	$16,343	$20,383	$43,053	$60,794
Gross realized losses	(6,126)	(3,363)	(29,902)	(25,832)
Net realized gains on fixed maturity investments	10,217	17,020	13,151	34,962
Net unrealized gains (losses) on fixed maturity investments trading	5,545	(4,235)	48,940	125,501
Net realized and unrealized (losses) gains on investments-related derivatives	(4,020)	1,727	(4,344)	(26,873)
Net realized gains on equity investments trading	13,675	127	49,736	14,038
Net unrealized gains (losses) on equity investments trading	16,635	45,231	36,055	43,667
Net realized and unrealized gains on investments	$42,052	$59,870	$143,538	$191,295

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,956,952	$2,956,952	$—	$—
Agencies	41,109	—	41,109	—
Municipal	521,220	—	521,220	—
Non-U.S. government (Sovereign debt)	177,855	—	177,855	—
Non-U.S. government-backed corporate	121,892	—	121,892	—
Corporate	2,028,750	—	2,028,750	—
Agency mortgage-backed	499,310	—	499,310	—
Non-agency mortgage-backed	299,530	—	299,530	—
Commercial mortgage-backed	263,029	—	263,029	—
Asset-backed	183,322	—	183,322	—
Total fixed maturity investments	7,092,969	2,956,952	4,136,017	—
Short term investments	1,497,262	—	1,497,262	—
Equity investments trading	402,035	402,035	—	—
Other investments
Catastrophe bonds	332,044	—	332,044	—
Private equity partnerships (1)	196,280	—	—	—
Senior secured bank loan funds (1)	19,572	—	—	—
Hedge funds (1)	596	—	—	—
Total other investments	548,492	—	332,044	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(3,493)	—	—	(3,493)
Derivatives (3)	1,944	(114)	2,058	—
Other	(8,777)	—	(8,777)	—
Total other assets and (liabilities)	(10,326)	(114)	(6,719)	(3,493)
	$9,530,432	$3,358,873	$5,958,604	$(3,493)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at September 30, 2017 was $1.8 million and $5.3 million of other assets and other liabilities, respectively.

(3)	See “Note 13. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,617,894	$2,617,894	$—	$—
Agencies	90,972	—	90,972	—
Municipal	519,069	—	519,069	—
Non-U.S. government (Sovereign debt)	333,224	—	333,224	—
Non-U.S. government-backed corporate	133,300	—	133,300	—
Corporate	1,877,243	—	1,877,243	—
Agency mortgage-backed	462,493	—	462,493	—
Non-agency mortgage-backed	258,944	—	258,944	—
Commercial mortgage-backed	409,747	—	409,747	—
Asset-backed	188,358	—	188,358	—
Total fixed maturity investments	6,891,244	2,617,894	4,273,350	—
Short term investments	1,368,379	—	1,368,379	—
Equity investments trading	383,313	383,313	—	—
Other investments
Catastrophe bonds	335,209	—	335,209	—
Private equity partnerships (1)	191,061	—	—	—
Senior secured bank loan funds (1)	22,040	—	—	—
Hedge funds (1)	1,495	—	—	—
Total other investments	549,805	—	335,209	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(13,004)	—	—	(13,004)
Derivatives (3)	(8,922)	(646)	(8,276)	—
Other	(13,105)	—	(13,105)	—
Total other assets and (liabilities)	(35,031)	(646)	(21,381)	(13,004)
	$9,157,710	$3,000,561	$5,955,557	$(13,004)

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
The Company’s fixed maturity investments are primarily priced using pricing services, such as index providers and pricing vendors, as well as broker quotations. In general, the pricing vendors provide pricing for a high volume of liquid securities that are actively traded. For securities that do not trade on an exchange, the pricing services generally utilize market data and other observable inputs in matrix pricing models to determine month end prices. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers, reference data and industry and economic events. Index pricing generally relies on market traders as the primary source for pricing; however, models are also utilized to provide prices for all index eligible securities. The models use a variety of observable inputs such as benchmark yields, transactional data, dealer runs, broker-dealer quotes and corporate actions. Prices are generally verified using third-party data. Securities which are priced by an index provider are generally included in the index.
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
U.S. treasuries
Level 1 - At September 30, 2017, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 1.6% and a weighted average credit quality of AA (December 31, 2016 - 1.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2017, the Company’s agency fixed maturity investments had a weighted average effective yield of 1.6% and a weighted average credit quality of AA (December 31, 2016 - 2.0% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At September 30, 2017, the Company’s municipal fixed maturity investments had a weighted average effective yield of 1.9% and a weighted average credit quality of AA (December 31, 2016 - 2.4% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third-party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At September 30, 2017, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 1.7% and a weighted average credit quality of AAA (December 31, 2016 - 1.6% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At September 30, 2017, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 1.9% and a weighted average credit quality of AA (December 31, 2016 - 1.5% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2017, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.5% and a weighted average credit quality of BBB (December 31, 2016 - 3.7% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At September 30, 2017, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 2.9%, a weighted average credit quality of AA and a weighted average life of 6.3 years (December 31, 2016 - 2.9%, AA and 6.9 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments that were classified as sub-prime at the time of purchase held in its fixed maturity investments portfolio. At September 30, 2017, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 3.8%, a weighted average credit quality of non-investment grade, and a weighted average life of 5.0 years (December 31, 2016 - 4.3%, BBB and 5.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2017 had a weighted average effective yield of 3.7%, a weighted average credit quality of non-investment grade and a weighted average life of 6.2 years (December 31, 2016 - 5.2%, non-investment grade and 6.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial mortgage-backed
Level 2 - At September 30, 2017, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 3.1%, a weighted average credit quality of AAA, and a weighted average life of 4.5 years (December 31, 2016 - 2.6%, AAA and 3.9 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2017, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.4%, a weighted average credit quality of AAA and a weighted average life of 2.8 years (December 31, 2016 - 2.3%, AAA and 2.6 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At September 30, 2017, the Company’s short term investments had a weighted average effective yield of 1.1% and a weighted average credit quality of AAA (December 31, 2016 - 0.7% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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
Other
Level 2 - The liabilities measured at fair value and included in Level 2 at September 30, 2017 of $8.8 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2017	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	$582	Internal valuation model	Bond price (U)	$101.28	$109.27	$105.64
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(4,075)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(4,733)
			Expected loss ratio (U)	n/a	n/a	24.3%
			Net acquisition expense ratio (O)	n/a	n/a	13.4%
			Contract period (O)	2.0 years	4.7 years	4.1 years
			Discount rate (U)	n/a	n/a	1.9%
Total other assets and (liabilities)	$(3,493)

Fixed Maturity Investments
Corporate
Level 3 - Previously, the Company’s corporate fixed maturity investments included an investment in the preferred equity of an insurance holding company. The Company measured the fair value of this investment using a discounted cash flow model and ultimately sold this investment during the year ended December 31, 2016.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At September 30, 2017, the Company had a $0.6 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At September 30, 2017, the Company had a $4.1 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered observable input as each is defined in the contract. The negative acquisition expense ratio used to determine the fair value of the contracts at September 30, 2017 is the result of override commissions on the contracts being higher than the gross acquisition expenses. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

Other assets and (liabilities)
Balance - July 1, 2017	$(9,502)
Total realized and unrealized gains
Included in other income	135
Purchases	(63)
Settlements	5,937
Balance - September 30, 2017	$(3,493)

Other assets and (liabilities)
Balance - January 1, 2017	$(13,004)
Total realized and unrealized gains
Included in other income	3,525
Purchases	49
Settlements	5,937
Balance - September 30, 2017	$(3,493)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - July 1, 2016	$—	$(2,680)	$(2,680)
Total realized and unrealized gains
Included in other income	—	795	795
Purchases	—	(10,127)	(10,127)
Balance - September 30, 2016	$—	$(12,012)	$(12,012)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2016	$7,618	$(5,899)	$1,719
Total realized and unrealized (losses) gains
Included in net investment income	(118)	—	(118)
Included in other income	—	4,587	4,587
Purchases	—	(10,700)	(10,700)
Settlements	(7,500)	—	(7,500)
Balance - September 30, 2016	$—	$(12,012)	$(12,012)

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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2017 were debt obligations of $989.2 million (December 31, 2016 - $948.7 million). At September 30, 2017, the fair value of the Company’s debt obligations was $1,034.2 million (December 31, 2016 – $964.8 million).
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

	September 30, 2017	December 31, 2016
Other investments	$548,492	$549,805
Other assets	$2,383	$4,379
Other liabilities	$5,876	$17,383

Included in net investment income for the three and nine months ended September 30, 2017 were net unrealized losses of $9.8 million and gains of $2.7 million related to the changes in fair value of other investments (2016 – gains of $9.4 million and $6.1 million). Included in other income for the three and nine months ended September 30, 2017 were net unrealized gains of $Nil and $Nil related to the changes in the fair value of other assets and liabilities (2016 - $Nil and $Nil).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2017	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$196,280	$300,482	See below	See below	See below
Senior secured bank loan funds	19,572	23,758	See below	See below	See below
Hedge funds	596	—	See below	See below	See below
Total other investments measured using net asset valuations	$216,448	$324,240

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
Senior secured bank loan funds – At September 30, 2017, the Company had $19.6 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The Company’s investments in hedge funds at September 30, 2017 were $0.6 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Premiums written
Direct	$64,040	$53,488	$205,253	$154,205
Assumed	576,229	376,736	2,184,521	1,897,280
Ceded	(157,048)	(146,002)	(806,672)	(735,672)
Net premiums written	$483,221	$284,222	$1,583,102	$1,315,813
Premiums earned
Direct	$61,908	$43,097	$176,433	$114,173
Assumed	712,499	471,097	1,731,845	1,392,278
Ceded	(226,615)	(167,673)	(612,176)	(454,922)
Net premiums earned	$547,792	$346,521	$1,296,102	$1,051,529
Claims and claim expenses
Gross claims and claim expenses incurred	$2,482,510	$153,846	$2,924,217	$540,696
Claims and claim expenses recovered	(1,260,814)	(41,271)	(1,366,853)	(133,766)
Net claims and claim expenses incurred	$1,221,696	$112,575	$1,557,364	$406,930

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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At September 30, 2017	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$310,871	$416,758	$1,917,573	$2,645,202
Casualty and Specialty	655,328	132,755	1,734,475	2,522,558
Other	9,904	—	14,649	24,553
Total	$976,103	$549,513	$3,666,697	$5,192,313

At December 31, 2016
Property	$214,954	$186,308	$226,512	$627,774
Casualty and Specialty	591,705	105,419	1,498,002	2,195,126
Other	6,935	—	18,459	25,394
Total	$813,594	$291,727	$1,742,973	$2,848,294

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2017	2016
Net reserves as of January 1	$2,568,730	$2,632,519
Net incurred related to:
Current year	1,561,027	483,574
Prior years	(3,663)	(76,644)
Total net incurred	1,557,364	406,930
Net paid related to:
Current year	158,685	39,971
Prior years	396,411	391,047
Total net paid	555,096	431,018
Foreign exchange	33,011	11,899
Net reserves as of September 30	3,604,009	2,620,330
Reinsurance recoverable as of September 30	1,588,304	240,769
Gross reserves as of September 30	$5,192,313	$2,861,099

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
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Property	$(16,968)	$(37,512)
Casualty and Specialty	14,015	(38,327)
Other	(710)	(805)
Total favorable development of prior accident years net claims and claim expenses	$(3,663)	$(76,644)

Changes to prior year estimated claims reserves decreased the Company’s net loss by $3.7 million during the nine months ended September 30, 2017, (2016 - increased the Company’s net income by $76.6 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
Property Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Nine months ended September 30,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
April and May U.S. Tornadoes (2011)	$(4,163)	$(3,396)
Tohoku Earthquake and Tsunami (2011)	—	(5,894)
New Zealand Earthquake (2010)	5,001	8,710
New Zealand Earthquake (2011)	5,807	—
Other	(3,881)	(7,435)
Total large catastrophe events	2,764	(8,015)
Small catastrophe events
Fort McMurray Wildfire (2016)	(6,386)	—
Tianjin Explosion (2015)	(4,896)	(6,163)
Other	(9,293)	(23,334)
Total small catastrophe events	(20,575)	(29,497)
Total catastrophe net claims and claim expenses	(17,811)	(37,512)
Actuarial assumption changes	843	—
Total net favorable development of prior accident years net claims and claim expenses	$(16,968)	$(37,512)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2017 of $17.0 million was comprised of net adverse development of $2.8 million related to large catastrophe events, net favorable development of

$20.6 million related to small catastrophe events and $0.8 million of adverse development associated with actuarial assumption changes. Included in net adverse development of prior accident years net claims and claim expenses from large events was adverse development of $5.8 million related to the 2011 New Zealand Earthquake and $5.0 million related to the 2010 New Zealand Earthquake due to increases in the estimated expected losses associated with these events. Partially offsetting these events was favorable development of $4.2 million and $3.9 million related to the 2011 April and May U.S. Tornadoes and a number of other events, respectively, due to reductions in the estimated ultimate losses associated with these events. Included in net favorable development of prior accident years net claims and claims expenses from small events was a reduction in the estimated ultimate losses associated with the 2016 Fort McMurray Wildfire of $6.4 million and the 2015 Tianjin Explosion of $4.9 million. In addition, the Company’s Property segment experienced net favorable development of $9.3 million associated with a number of other small catastrophe events.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2016 of $37.5 million was principally comprised of net favorable development of $29.5 million associated with small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. In addition, the Company experienced net favorable development of $8.0 million from large catastrophe events due principally to a decrease in the estimated ultimate losses for the 2011 Tohoku Earthquake and the April and May 2011 Tornadoes of $5.9 million and $3.4 million, respectively, and net favorable development of $7.4 million associated with a number of other large catastrophe events. Partially offsetting this net favorable development of large catastrophe events was an increase in the estimated ultimate losses for the 2010 New Zealand Earthquake of $8.7 million. In addition, the Company’s Property segment experienced net favorable development due to reductions in the estimated ultimate losses from the 2015 Tianjin Explosion of $6.2 million and net favorable development of $23.3 million associated with a number of other small catastrophe events.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2017	2016
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims lower than expected claims	$(17,004)	$(32,209)
Ogden Rate change	33,481	—
Actuarial assumption changes	(2,462)	(6,118)
Total adverse (favorable) development of prior accident years net claims and claim expenses	$14,015	$(38,327)

The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the nine months ended September 30, 2017 of $14.0 million was driven by $33.5 million of adverse development associated with the change in the discount rate used to calculate lump sum awards in U.K. bodily injury cases (the “Ogden Rate”), from 2.5%, to minus 0.75%. Offsetting the adverse development due to the impact of the Ogden Rate change was $17.0 million of net favorable development in the first nine months of 2017 related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business and $2.5 million of net favorable development associated with actuarial assumption changes.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the nine months ended September 30, 2016 of $38.3 million was driven by $32.2 million of favorable development related to actual reported net claims and claim expenses coming in lower than expected on prior accident years events and $6.1 million of favorable development associated with actuarial assumption changes.

NOTE 7.     DEBT AND CREDIT FACILITIES
Except as noted below, there have been no material changes to the Company’s debt and credit facilities as described in its Form 10-K for the year ended December 31, 2016.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.450% Senior Notes due 2027	$296,589	$295,179	$—	$—
3.700% Senior Notes due 2025	309,648	297,225	291,750	296,948
5.75% Senior Notes due 2020	269,265	249,188	270,875	248,941
Series B 7.50% Senior Notes due 2017	—	—	257,500	255,352
4.750% Senior Notes due 2025 (DaVinciRe) (1)	158,742	147,653	144,675	147,422
	$1,034,244	$989,245	$964,800	$948,663

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At September 30, 2017	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	99,168
Uncommitted Standby Letter of Credit Facility with NAB	4,356
Bilateral Letter of Credit Facility with Citibank Europe	192,715
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$476,239

Funds at Lloyd’s Letter of Credit Facilities
Specialty Risks FAL Facility	£10,000
Total credit facilities in British Pounds	£10,000

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
NOTE 8.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2017	December 31, 2016
Redeemable noncontrolling interest - DaVinciRe	$812,342	$994,458
Redeemable noncontrolling interest - Medici	221,387	181,136
Redeemable noncontrolling interests	$1,033,729	$1,175,594

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations set forth below:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Redeemable noncontrolling interest - DaVinciRe	$(195,508)	$30,745	$(127,167)	$101,997
Redeemable noncontrolling interest - Medici	(8,769)	4,896	(5,171)	8,870
Net (loss) income attributable to redeemable noncontrolling interests	$(204,277)	$35,641	$(132,338)	$110,867

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 23.5% at September 30, 2017 (December 31, 2016 - 24.0%).
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
During July 2017, RenaissanceRe purchased $12.0 million of DaVinciRe’s outstanding shares from an existing third-party shareholder. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 23.5%, effective July 1, 2017.
See “Note 16. Subsequent Events” for additional information related to DaVinciRe share transactions subsequent to September 30, 2017.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance	$1,019,918	$953,443	$994,458	$930,955
Redemption of shares from redeemable noncontrolling interest	(12,068)	(400)	(78,870)	(92,204)
Sale of shares to redeemable noncontrolling interests	—	—	23,921	43,040
Net (loss) attributable to redeemable noncontrolling interest	(195,508)	30,745	(127,167)	101,997
Ending balance	$812,342	$983,788	$812,342	$983,788

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
2017
During the nine months ended September 30, 2017, third-party investors subscribed for $72.7 million and redeemed $27.3 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 31.6% at September 30, 2017. The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance	$222,165	$168,960	$181,136	$115,009
Redemption of shares from redeemable noncontrolling interest	(1,400)	(14,389)	(27,310)	(21,729)
Sale of shares to redeemable noncontrolling interests	9,391	21,298	72,732	78,615
Net (loss) income attributable to redeemable noncontrolling interest	(8,769)	4,896	(5,171)	8,870
Ending balance	$221,387	$180,765	$221,387	$180,765

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
2017
During the nine months ended September 30, 2017, Upsilon RFO returned $84.3 million of capital to its investors, including $33.0 million to the Company. In addition, during the nine months ended September 30, 2017, $134.1 million of Upsilon RFO non-voting preference shares were issued to existing investors therein, including $9.5 million to the Company, and an existing third-party investor purchased $7.5 million of Upsilon RFO non-voting preference shares from the Company. At September 30, 2017, the Company’s participation in the risks assumed by Upsilon RFO was 10.1%.
See “Note 16. Subsequent Events” for additional information related to Upsilon RFO’s non-voting preference shares subsequent to September 30, 2017.
At September 30, 2017, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $453.8 million and $453.9 million, respectively (December 31, 2016 - $193.0 million and $193.0 million, respectively).
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
At September 30, 2017, the total assets and total liabilities of Mona Lisa Re were $26.1 million and $26.1 million, respectively (December 31, 2016 - $184.2 million and $184.2 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.2 million and $0.2 million, respectively, during the nine months ended September 30, 2017 (2016 - $7.4 million and $5.1 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $4.0 million and $2.8 million, respectively, during the nine months ended September 30, 2017 (2016 - $5.4 million and $3.7 million, respectively).
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
Effective with the risk periods incepting on January 1, 2017 and June 1, 2017, Fibonacci Re raised $140.0 million and $45.0 million, respectively, of capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange. The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $16.3 million at September 30, 2017.
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with premiums ceded of $9.4 million during the nine months ended September 30, 2017. In addition, Renaissance

Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Fibonacci Re of $6.2 million during the nine months ended September 30, 2017.
NOTE 10.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.32 per common share to common shareholders of record on March 15, 2017, June 15, 2017 and September 15, 2017, respectively, and RenaissanceRe paid dividends of $0.32 per common share to common shareholders on March 31, 2017, June 30, 2017 and September 29, 2017, respectively. The Board of Directors approved the payment of quarterly dividends on the Series C 6.08% Preference Shares and Series E 5.375% Preference Shares to preference shareholders of record in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors. The dividend payment dates for the preference shares will be the first day of March, June, September and December of each year (or if this date is not a business day, on the business day immediately following this date). The record dates for the preference share dividends are one day prior to the dividend payment dates. The amount of the dividend on the Series C 6.08% Preference Shares is an amount per share equal to 6.08% of the liquidation preference per annum (the equivalent to $1.52 per share per annum, or $0.38 per share per quarter). The amount of the dividend on the Series E 5.375% Preference Shares is an amount per share equal to 5.375% of the liquidation preference per annum (the equivalent to $1.34375 per share per annum, or $0.3359375 per share per quarter). During the nine months ended September 30, 2017, the Company paid $16.8 million in preference share dividends (2016 - $16.8 million) and $38.6 million in common share dividends (2016 - $38.9 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2017, the Company repurchased an aggregate of 1.3 million common shares in open market transactions at an aggregate cost of $188.6 million and an average price of $142.67 per common share. At September 30, 2017, $467.3 million remained available for repurchase under the share repurchase program.

NOTE 11.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(504,812)	$146,825	$(241,318)	$411,145
Amount allocated to participating common shareholders (1)	(116)	(1,770)	(344)	(4,939)
Net (loss) income allocated to RenaissanceRe common shareholders	$(504,928)	$145,055	$(241,662)	$406,206
Denominator:
Denominator for basic (loss) income per RenaissanceRe common share - weighted average common shares	39,591	40,513	39,979	41,594
Per common share equivalents of employee stock options and restricted shares	—	220	—	248
Denominator for diluted (loss) income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	39,591	40,733	39,979	41,842
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic	$(12.75)	$3.58	$(6.04)	$9.77
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(12.75)	$3.56	$(6.04)	$9.71

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$325,395	$314,881	$(7)	$640,269
Net premiums written	$269,393	$213,835	$(7)	$483,221
Net premiums earned	$336,838	$210,961	$(7)	$547,792
Net claims and claim expenses incurred	1,044,418	177,433	(155)	1,221,696
Acquisition expenses	17,514	59,248	(1)	76,761
Operational expenses	25,123	17,389	25	42,537
Underwriting (loss) income	$(750,217)	$(43,109)	$124	(793,202)
Net investment income			40,257	40,257
Net foreign exchange losses			(156)	(156)
Equity in earnings of other ventures			1,794	1,794
Other income			2,996	2,996
Net realized and unrealized gains on investments			42,052	42,052
Corporate expenses			(4,413)	(4,413)
Interest expense			(11,799)	(11,799)
Loss before taxes				(722,471)
Income tax benefit			18,977	18,977
Net loss attributable to redeemable noncontrolling interests			204,277	204,277
Dividends on preference shares			(5,595)	(5,595)
Net loss attributable to RenaissanceRe common shareholders				$(504,812)

Net claims and claim expenses incurred – current accident year	$1,036,586	$172,675	$—	$1,209,261
Net claims and claim expenses incurred – prior accident years	7,832	4,758	(155)	12,435
Net claims and claim expenses incurred – total	$1,044,418	$177,433	$(155)	$1,221,696

Net claims and claim expense ratio – current accident year	307.7%	81.9%		220.8%
Net claims and claim expense ratio – prior accident years	2.4%	2.2%		2.2%
Net claims and claim expense ratio – calendar year	310.1%	84.1%		223.0%
Underwriting expense ratio	12.6%	36.3%		21.8%
Combined ratio	322.7%	120.4%		244.8%

Nine months ended September 30, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,345,271	$1,044,510	$(7)	$2,389,774
Net premiums written	$895,728	$687,381	$(7)	$1,583,102
Net premiums earned	$716,024	$580,085	$(7)	$1,296,102
Net claims and claim expenses incurred	1,116,273	441,801	(710)	1,557,364
Acquisition expenses	75,117	173,179	(2)	248,294
Operational expenses	76,841	54,708	37	131,586
Underwriting (loss) income	$(552,207)	$(89,603)	$668	(641,142)
Net investment income			148,745	148,745
Net foreign exchange gains			11,118	11,118
Equity in earnings of other ventures			5,830	5,830
Other income			7,053	7,053
Net realized and unrealized gains on investments			143,538	143,538
Corporate expenses			(14,335)	(14,335)
Interest expense			(32,416)	(32,416)
Loss before taxes				(371,609)
Income tax benefit			14,739	14,739
Net income attributable to redeemable noncontrolling interests			132,338	132,338
Dividends on preference shares			(16,786)	(16,786)
Net loss attributable to RenaissanceRe common shareholders				$(241,318)

Net claims and claim expenses incurred – current accident year	$1,133,241	$427,786	$—	$1,561,027
Net claims and claim expenses incurred – prior accident years	(16,968)	14,015	(710)	(3,663)
Net claims and claim expenses incurred – total	$1,116,273	$441,801	$(710)	$1,557,364

Net claims and claim expense ratio – current accident year	158.3%	73.7%		120.4%
Net claims and claim expense ratio – prior accident years	(2.4)%	2.5%		(0.2)%
Net claims and claim expense ratio – calendar year	155.9%	76.2%		120.2%
Underwriting expense ratio	21.2%	39.2%		29.3%
Combined ratio	177.1%	115.4%		149.5%

Three months ended September 30, 2016	Property	Casualty and Specialty	Other	Total
Gross premiums written	$119,904	$310,320	$—	$430,224
Net premiums written	$90,909	$193,313	$—	$284,222
Net premiums earned	$172,661	$173,860	$—	$346,521
Net claims and claim expenses incurred	23,539	89,844	(808)	112,575
Acquisition expenses	21,663	58,917	—	80,580
Operational expenses	24,258	16,217	18	40,493
Underwriting income	$103,201	$8,882	$790	112,873
Net investment income			51,423	51,423
Net foreign exchange losses			(5,986)	(5,986)
Equity in losses of other ventures			(11,630)	(11,630)
Other income			2,268	2,268
Net realized and unrealized gains on investments			59,870	59,870
Corporate expenses			(11,537)	(11,537)
Interest expense			(10,536)	(10,536)
Income before taxes and noncontrolling interests				186,745
Income tax benefit			1,316	1,316
Net income attributable to noncontrolling interests			(35,641)	(35,641)
Dividends on preference shares			(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders				$146,825

Net claims and claim expenses incurred – current accident year	$42,062	$116,298	$—	$158,360
Net claims and claim expenses incurred – prior accident years	(18,523)	(26,454)	(808)	(45,785)
Net claims and claim expenses incurred – total	$23,539	$89,844	$(808)	$112,575

Net claims and claim expense ratio – current accident year	24.4%	66.9%		45.7%
Net claims and claim expense ratio – prior accident years	(10.8)%	(15.2)%		(13.2)%
Net claims and claim expense ratio – calendar year	13.6%	51.7%		32.5%
Underwriting expense ratio	26.6%	43.2%		34.9%
Combined ratio	40.2%	94.9%		67.4%

Nine months ended September 30, 2016	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,058,816	$992,669	$—	$2,051,485
Net premiums written	$674,361	$641,452	$—	$1,315,813
Net premiums earned	$538,953	$512,576	$—	$1,051,529
Net claims and claim expenses incurred	125,618	282,117	(805)	406,930
Acquisition expenses	71,176	144,001	—	215,177
Operational expenses	79,441	68,261	99	147,801
Underwriting income	$262,718	$18,197	$706	281,621
Net investment income			134,410	134,410
Net foreign exchange losses			(8,368)	(8,368)
Equity in losses of other ventures			(3,997)	(3,997)
Other income			9,001	9,001
Net realized and unrealized gains on investments			191,295	191,295
Corporate expenses			(25,514)	(25,514)
Interest expense			(31,610)	(31,610)
Income before taxes and noncontrolling interests				546,838
Income tax expense			(8,040)	(8,040)
Net income attributable to noncontrolling interests			(110,867)	(110,867)
Dividends on preference shares			(16,786)	(16,786)
Net income available to RenaissanceRe common shareholders				$411,145

Net claims and claim expenses incurred – current accident year	$163,130	$320,444	$—	$483,574
Net claims and claim expenses incurred – prior accident years	(37,512)	(38,327)	(805)	(76,644)
Net claims and claim expenses incurred – total	$125,618	$282,117	$(805)	$406,930

Net claims and claim expense ratio – current accident year	30.3%	62.5%		46.0%
Net claims and claim expense ratio – prior accident years	(7.0)%	(7.5)%		(7.3)%
Net claims and claim expense ratio – calendar year	23.3%	55.0%		38.7%
Underwriting expense ratio	28.0%	41.4%		34.5%
Combined ratio	51.3%	96.4%		73.2%

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

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$740	614	$126	Other assets	$—	$126
Interest rate swaps	551	277	274	Other assets	—	274
Foreign currency forward contracts (1)	4,758	557	4,201	Other assets	—	4,201
Foreign currency forward contracts (2)	43	14	29	Other assets	—	29
Credit default swaps	956	308	648	Other assets	—	648
Total	$7,048	$1,770	$5,278		$—	$5,278

	Derivative Liabilities
At September 30, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$854	614	$240	Other liabilities	$240	$—
Interest rate swaps	280	277	3	Other liabilities	3	—
Foreign currency forward contracts (1)	2,996	—	2,996	Other liabilities	—	2,996
Foreign currency forward contracts (2)	90	14	76	Other liabilities	—	76
Credit default swaps	327	308	19	Other liabilities	—	19
Total	$4,547	$1,213	$3,334		$243	$3,091

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,384	1,235	$149	Other assets	$—	$149
Foreign currency forward contracts (1)	774	—	774	Other assets	—	774
Foreign currency forward contracts (2)	621	447	174	Other assets	—	174
Credit default swaps	1,429	23	1,406	Other assets	—	1,406
Total	$4,208	$1,705	$2,503		$—	$2,503

	Derivative Liabilities
At December 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,030	1,235	$795	Other liabilities	$789	$6
Foreign currency forward contracts (1)	10,550	397	10,153	Other liabilities	—	10,153
Foreign currency forward contracts (2)	766	447	319	Other liabilities	—	319
Credit default swaps	181	23	158	Other liabilities	—	158
Total	$13,527	$2,102	$11,425		$789	$10,636

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2017	2016
Interest rate futures	Net realized and unrealized gains on investments	$(3,016)	$1,040
Interest rate swaps	Net realized and unrealized gains on investments	271	—
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	2,056	5,097
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(40)	(489)
Credit default swaps	Net realized and unrealized gains on investments	(1,275)	687
Total		$(2,004)	$6,335

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2017	2016
Interest rate futures	Net realized and unrealized gains on investments	$(4,064)	$(27,775)
Interest rate swaps	Net realized and unrealized gains on investments	271	—
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	8,339	(92)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(940)	(3,706)
Credit default swaps	Net realized and unrealized gains on investments	(551)	902
Total		$3,055	$(30,671)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2017.
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2017, the Company had $1.1 billion of notional long positions and $399.7 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2016 - $1.2 billion and $727.9 million, respectively).
Interest Rate Swaps
During the three months ended September 30, 2017, the Company entered into interest rate swaps. The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At September 30, 2017, the Company had $51.3 million of notional positions paying a fixed rate and $5.3 million receiving a fixed rate denominated in U.S. dollars.

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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2017, the Company had outstanding underwriting related foreign currency contracts of $191.1 million in notional long positions and $68.5 million in notional short positions, denominated in U.S. dollars (December 31, 2016 - $184.2 million and $91.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2017, the Company had outstanding investment portfolio related foreign currency contracts of $17.6 million in notional long positions and $4.5 million in notional short positions, denominated in U.S. dollars (December 31, 2016 - $26.9 million and $57.3 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2017, the Company had outstanding credit derivatives of $15.5 million in notional positions to hedge credit risk and $13.3 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2016 - $Nil and $75.2 million, respectively).
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
NOTE 15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at September 30, 2017 and December 31, 2016, condensed consolidating statements of operations and condensed consolidating statements of comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016, and condensed consolidating statements of cash flows for the nine months ended September 30, 2017. Each of RenRe North America Holdings Inc., Platinum Underwriters Finance, Inc. and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2016 and “Note 7. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$193,268	$130,802	$—	$35,098	$9,283,010	$—	$9,642,178
Cash and cash equivalents	12,370	226	10	7,663	561,307	—	581,576
Investments in subsidiaries	3,968,721	37,834	—	1,152,247	—	(5,158,802)	—
Due from subsidiaries and affiliates	107,746	91,891	—	—	—	(199,637)	—
Premiums receivable	—	—	—	—	1,521,266	—	1,521,266
Prepaid reinsurance premiums	—	—	—	—	635,756	—	635,756
Reinsurance recoverable	—	—	—	—	1,588,304	—	1,588,304
Accrued investment income	125	197	—	59	37,985	—	38,366
Deferred acquisition costs	—	—	—	—	434,914	—	434,914
Receivable for investments sold	9,042	13,472	—	101	171,143	—	193,758
Other assets	429,594	36,825	—	435,815	98,023	(836,238)	164,019
Goodwill and other intangible assets	126,246	—	—	—	118,541	—	244,787
Total assets	$4,847,112	$311,247	$10	$1,630,983	$14,450,249	$(6,194,677)	$15,044,924
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$5,192,313	$—	$5,192,313
Unearned premiums	—	—	—	—	1,713,069	—	1,713,069
Debt	417,000	—	—	841,592	147,653	(417,000)	989,245
Amounts due to subsidiaries and affiliates	2,950	55	—	97,365	—	(100,370)	—
Reinsurance balances payable	—	—	—	—	1,034,454	—	1,034,454
Payable for investments purchased	8,989	17,938	—	—	350,616	—	377,543
Other liabilities	15,161	927	—	9,926	282,647	(7,102)	301,559
Total liabilities	444,100	18,920	—	948,883	8,720,752	(524,472)	9,608,183
Redeemable noncontrolling interests	—	—	—	—	1,033,729	—	1,033,729
Shareholders’ Equity
Total shareholders’ equity	4,403,012	292,327	10	682,100	4,695,768	(5,670,205)	4,403,012
Total liabilities, noncontrolling interests and shareholders’ equity	$4,847,112	$311,247	$10	$1,630,983	$14,450,249	$(6,194,677)	$15,044,924

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$387,274	$119,163	$267,556	$45,027	$8,497,948	$—	$9,316,968
Cash and cash equivalents	7,067	162	6,671	9,397	397,860	—	421,157
Investments in subsidiaries	4,074,769	34,761	843,089	1,165,413	—	(6,118,032)	—
Due from subsidiaries and affiliates	7,413	91,892	—	—	—	(99,305)	—
Premiums receivable	—	—	—	—	987,323	—	987,323
Prepaid reinsurance premiums	—	—	—	—	441,260	—	441,260
Reinsurance recoverable	—	—	—	—	279,564	—	279,564
Accrued investment income	105	289	551	106	37,025	—	38,076
Deferred acquisition costs	—	—	—	—	335,325	—	335,325
Receivable for investments sold	136	2	99	45	105,559	—	105,841
Other assets	410,757	37,204	4,689	127,572	118,098	(522,938)	175,382
Goodwill and other intangible assets	130,407	—	—	—	120,779	—	251,186
Total assets	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,848,294	$—	$2,848,294
Unearned premiums	—	—	—	—	1,231,573	—	1,231,573
Debt	117,000	—	255,352	545,889	147,422	(117,000)	948,663
Amounts due to subsidiaries and affiliates	14,644	42	123	96,061	—	(110,870)	—
Reinsurance balances payable	—	—	—	—	673,983	—	673,983
Payable for investments purchased	—	—	—	—	305,714	—	305,714
Other liabilities	19,707	10,544	—	13,350	270,610	(12,527)	301,684
Total liabilities	151,351	10,586	255,475	655,300	5,477,596	(240,397)	6,309,911
Redeemable noncontrolling interests	—	—	—	—	1,175,594	—	1,175,594
Shareholders’ Equity
Total shareholders’ equity	4,866,577	272,887	867,180	692,260	4,667,551	(6,499,878)	4,866,577
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$547,792	$—	$547,792
Net investment income (loss)	5,725	544	(3)	1,335	39,342	(6,686)	40,257
Net foreign exchange losses	—	—	—	—	(156)	—	(156)
Equity in earnings of other ventures	—	—	—	38	1,756	—	1,794
Other income	1	—	—	—	2,995	—	2,996
Net realized and unrealized gains on investments	110	2,186	—	51	39,705	—	42,052
Total revenues	5,836	2,730	(3)	1,424	631,434	(6,686)	634,735
Expenses
Net claims and claim expenses incurred	—	—	—	—	1,221,696	—	1,221,696
Acquisition expenses	—	—	—	—	76,761	—	76,761
Operational expenses	2,910	17	1	6,266	37,752	(4,409)	42,537
Corporate expenses	4,634	—	—	—	(221)	—	4,413
Interest expense	183	—	—	9,258	2,541	(183)	11,799
Total expenses	7,727	17	1	15,524	1,338,529	(4,592)	1,357,206
(Loss) income before equity in net (loss) income of subsidiaries and taxes	(1,891)	2,713	(4)	(14,100)	(707,095)	(2,094)	(722,471)
(Loss) equity in net (loss) income of subsidiaries	(499,408)	928	—	(16,352)	—	514,832	—
(Loss) Income before taxes	(501,299)	3,641	(4)	(30,452)	(707,095)	512,738	(722,471)
Income tax benefit (expense)	2,082	(890)	29	3,307	14,449	—	18,977
Net (loss) income	(499,217)	2,751	25	(27,145)	(692,646)	512,738	(703,494)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	204,277	—	204,277
Net (loss) income attributable to RenaissanceRe	(499,217)	2,751	25	(27,145)	(488,369)	512,738	(499,217)
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net (loss) income (attributable) available attributable to RenaissanceRe common shareholders	$(504,812)	$2,751	$25	$(27,145)	$(488,369)	$512,738	$(504,812)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive (Loss) Income for the three months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive (loss) income
Net (loss) income	$(499,217)	$2,751	$25	$(27,145)	$(692,646)	$512,738	$(703,494)
Change in net unrealized gains on investments	—	—	—	—	300	—	300
Comprehensive (loss) income	(499,217)	2,751	25	(27,145)	(692,346)	512,738	(703,194)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	204,277	—	204,277
Comprehensive loss attributable to redeemable noncontrolling interests	—	—	—	—	204,277	—	204,277
Comprehensive (loss) income attributable to RenaissanceRe	$(499,217)	$2,751	$25	$(27,145)	$(488,069)	$512,738	$(498,917)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,296,102	$—	$1,296,102
Net investment income	16,466	1,436	1,373	1,843	146,816	(19,189)	148,745
Net foreign exchange (losses) gains	(1)	—	—	—	11,119	—	11,118
Equity in (losses) earnings of other ventures	—	—	—	(412)	6,242	—	5,830
Other income	—	—	—	—	7,053	—	7,053
Net realized and unrealized gains (losses) on investments	155	6,528	4,916	(217)	132,156	—	143,538
Total revenues	16,620	7,964	6,289	1,214	1,599,488	(19,189)	1,612,386
Expenses
Net claims and claim expenses incurred	—	—	—	—	1,557,364	—	1,557,364
Acquisition expenses	—	—	—	—	248,294	—	248,294
Operational expenses	9,398	57	86	20,892	116,212	(15,059)	131,586
Corporate expenses	14,640	—	—	—	(305)	—	14,335
Interest expense	464	—	2,461	22,401	7,554	(464)	32,416
Total expenses	24,502	57	2,547	43,293	1,929,119	(15,523)	1,983,995
(Loss) income before equity in net (loss) income of subsidiaries and taxes	(7,882)	7,907	3,742	(42,079)	(329,631)	(3,666)	(371,609)
Equity in net (loss) income of subsidiaries	(219,309)	3,234	28,028	20,584	—	167,463	—
(Loss) Income before taxes	(227,191)	11,141	31,770	(21,495)	(329,631)	163,797	(371,609)
Income tax benefit (expense)	2,659	(2,572)	(1,175)	9,281	6,546	—	14,739
Net (loss) income	(224,532)	8,569	30,595	(12,214)	(323,085)	163,797	(356,870)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	132,338	—	132,338
Net (loss) income attributable to RenaissanceRe	(224,532)	8,569	30,595	(12,214)	(190,747)	163,797	(224,532)
Dividends on preference shares	(16,786)	—	—	—	—	—	(16,786)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(241,318)	$8,569	$30,595	$(12,214)	$(190,747)	$163,797	$(241,318)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive (Loss) Income for the nine months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive (loss) income
Net (loss) income	$(224,532)	$8,569	$30,595	$(12,214)	$(323,085)	$163,797	$(356,870)
Change in net unrealized gains on investments	—	—	—	—	(972)	—	(972)
Comprehensive (loss) income	(224,532)	8,569	30,595	(12,214)	(324,057)	163,797	(357,842)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	132,338	—	132,338
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	132,338	—	132,338
Comprehensive (loss) income attributable to RenaissanceRe	$(224,532)	$8,569	$30,595	$(12,214)	$(191,719)	$163,797	$(225,504)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$346,521	$—	$346,521
Net investment income	5,892	441	795	140	50,406	(6,251)	51,423
Net foreign exchange losses	—	—	—	—	(5,986)	—	(5,986)
Equity in losses of other ventures	—	—	—	—	(11,630)	—	(11,630)
Other income	21	—	—	—	2,247	—	2,268
Net realized and unrealized (losses) gains on investments	(336)	1,397	2,105	—	56,704	—	59,870
Total revenues	5,577	1,838	2,900	140	438,262	(6,251)	442,466
Expenses
Net claims and claim expenses incurred	—	—	—	—	112,575	—	112,575
Acquisition expenses	—	—	—	—	80,580	—	80,580
Operational expenses	(1,233)	36	60	5,021	40,018	(3,409)	40,493
Corporate expenses	11,617	—	—	—	(80)	—	11,537
Interest expense	140	—	1,476	6,545	2,515	(140)	10,536
Total expenses	10,524	36	1,536	11,566	235,608	(3,549)	255,721
Income (loss) before equity in net income of subsidiaries and taxes	(4,947)	1,802	1,364	(11,426)	202,654	(2,702)	186,745
Equity in net income of subsidiaries	158,862	1,463	(2,694)	1,130	—	(158,761)	—
Income (loss) before taxes	153,915	3,265	(1,330)	(10,296)	202,654	(161,463)	186,745
Income tax (expense) benefit	(1,495)	(324)	(401)	2,785	751	—	1,316
Net income (loss)	152,420	2,941	(1,731)	(7,511)	203,405	(161,463)	188,061
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(35,641)	—	(35,641)
Net income (loss) attributable to RenaissanceRe	152,420	2,941	(1,731)	(7,511)	167,764	(161,463)	152,420
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$146,825	$2,941	$(1,731)	$(7,511)	$167,764	$(161,463)	$146,825

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$152,420	$2,941	$(1,731)	$(7,511)	$203,405	$(161,463)	$188,061
Change in net unrealized gains on investments	—	—	—	—	284	—	284
Comprehensive income (loss)	152,420	2,941	(1,731)	(7,511)	203,689	(161,463)	188,345
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(35,641)	—	(35,641)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(35,641)	—	(35,641)
Comprehensive income (loss) attributable to RenaissanceRe	$152,420	$2,941	$(1,731)	$(7,511)	$168,048	$(161,463)	$152,704

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,051,529	$—	$1,051,529
Net investment income	18,499	1,395	3,074	421	129,038	(18,017)	134,410
Net foreign exchange losses	(2)	—	—	—	(8,366)	—	(8,368)
Equity in losses of other ventures	—	—	—	—	(3,997)	—	(3,997)
Other (loss) income	(770)	—	—	—	9,771	—	9,001
Net realized and unrealized gains on investments	4,951	3,651	7,483	—	175,210	—	191,295
Total revenues	22,678	5,046	10,557	421	1,353,185	(18,017)	1,373,870
Expenses
Net claims and claim expenses incurred	—	—	—	—	406,930	—	406,930
Acquisition expenses	—	—	—	—	215,177	—	215,177
Operational expenses	(3,038)	(61)	176	16,603	145,466	(11,345)	147,801
Corporate expenses	22,411	203	—	7	2,893	—	25,514
Interest expense	421	—	4,429	19,632	7,549	(421)	31,610
Total expenses	19,794	142	4,605	36,242	778,015	(11,766)	827,032
Income before equity in net income of subsidiaries and taxes	2,884	4,904	5,952	(35,821)	575,170	(6,251)	546,838
Equity in net income of subsidiaries	424,077	2,996	31,727	42,774	—	(501,574)	—
Income before taxes	426,961	7,900	37,679	6,953	575,170	(507,825)	546,838
Income tax benefit (expense)	970	(1,791)	(1,583)	8,456	(14,092)	—	(8,040)
Net income	427,931	6,109	36,096	15,409	561,078	(507,825)	538,798
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(110,867)	—	(110,867)
Net income attributable to RenaissanceRe	427,931	6,109	36,096	15,409	450,211	(507,825)	427,931
Dividends on preference shares	(16,786)	—	—	—	—	—	(16,786)
Net income available to RenaissanceRe common shareholders	$411,145	$6,109	$36,096	$15,409	$450,211	$(507,825)	$411,145

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$427,931	$6,109	$36,096	$15,409	$561,078	$(507,825)	$538,798
Change in net unrealized gains on investments	—	—	—	—	513	—	513
Comprehensive income	427,931	6,109	36,096	15,409	561,591	(507,825)	539,311
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(110,867)	—	(110,867)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(110,867)	—	(110,867)
Comprehensive income available to RenaissanceRe	$427,931	$6,109	$36,096	$15,409	$450,724	$(507,825)	$428,444

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(6,870)	$(8,209)	$(2,262)	$(343,093)	$982,136	$621,702
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	106,761	74,455	289,741	279,830	6,912,215	7,663,002
Purchases of fixed maturity investments trading	(118,402)	(69,168)	(143,991)	(270,785)	(7,195,939)	(7,798,285)
Net (purchases) sales of equity investments trading	—	(1,708)	85,324	—	(22,045)	61,571
Net sales (purchases) of short term investments	205,864	(4,495)	41,299	(305)	(388,689)	(146,326)
Net sales of other investments	—	—	—	—	5,181	5,181
Dividends and return of capital from subsidiaries	285,515	9,175	—	41,866	(336,556)	—
Contributions to subsidiaries	(500,000)	—	(26,649)	(9,175)	535,824	—
Due to (from) subsidiary	290,130	14	(123)	4,062	(294,083)	—
Net cash provided by (used in) investing activities	269,868	8,273	245,601	45,493	(784,092)	(214,857)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(38,624)	—	—	—	—	(38,624)
Dividends paid – preference shares	(16,786)	—	—	—	—	(16,786)
RenaissanceRe common share repurchases	(188,591)	—	—	—	—	(188,591)
Issuance of debt, net of expenses	—	—	—	295,866	—	295,866
Repayment of debt	—	—	(250,000)	—	—	(250,000)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(44,193)	(44,193)
Taxes paid on withholding shares	(13,694)	—	—	—	—	(13,694)
Net cash (used in) provided by financing activities	(257,695)	—	(250,000)	295,866	(44,193)	(256,022)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	9,596	9,596
Net increase (decrease) in cash and cash equivalents	5,303	64	(6,661)	(1,734)	163,447	160,419
Cash and cash equivalents, beginning of period	7,067	162	6,671	9,397	397,860	421,157
Cash and cash equivalents, end of period	$12,370	$226	$10	$7,663	$561,307	$581,576

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(7,644)	$1,847	$(11,062)	$(35,171)	$432,395	$380,365
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	272,710	62,959	113,947	—	6,059,403	6,509,019
Purchases of fixed maturity investments trading	(336,345)	(115,849)	(259,165)	—	(6,033,479)	(6,744,838)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	5,931	5,931
Net (purchases) sales of equity investments trading	—	(2,392)	192,911	—	(7,407)	183,112
Net sales (purchases) of short term investments	122,656	67,986	(41,881)	—	(19,892)	128,869
Net purchases of other investments	—	—	—	—	(56,765)	(56,765)
Net sales of other assets	—	—	—	—	400	400
Dividends and return of capital from subsidiaries	408,189	2,900	—	9,300	(420,389)	—
Contributions to subsidiaries	(91,001)	—	—	—	91,001	—
Due to (from) subsidiaries	(3,497)	(22,502)	(108)	27,724	(1,617)	—
Net cash provided by (used in) investing activities	372,712	(6,898)	5,704	37,024	(382,814)	25,728
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(38,886)	—	—	—	—	(38,886)
Dividends paid – preference shares	(16,786)	—	—	—	—	(16,786)
RenaissanceRe common share repurchases	(309,434)	—	—	—	—	(309,434)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(45,496)	(45,496)
Taxes paid on withholding shares	—	—	—	—	(10,362)	(10,362)
Net cash used in financing activities	(365,106)	—	—	—	(55,858)	(420,964)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	1,316	1,316
Net (decrease) increase in cash and cash equivalents	(38)	(5,051)	(5,358)	1,853	(4,961)	(13,555)
Cash and cash equivalents, beginning of period	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of period	$10,147	$857	$1,745	$2,530	$478,051	$493,330
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
NOTE 16.     SUBSEQUENT EVENTS
Effective October 1, 2017, DaVinciRe completed an equity capital raise of $248.6 million from third-party investors and RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $49.7 million of its shares in DaVinciRe to third-party shareholders. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 22.1%, effective October 1, 2017. The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
Effective October 1, 2017, Upsilon RFO issued $46.5 million of non-voting preference shares to investors, including $17.7 million to the Company. Effective October 1, 2017, the Company’s participation in the risks assumed by Upsilon RFO was 16.0%.

Commencing in early October 2017, devastating wildfires impacted many areas of the state of California (the “California Wildfires”). Based on the Company’s initial assessment of the California Wildfires, it is anticipated that the impact on the Company’s financial results will be significant and could be material. In addition, it is possible that the Company will be impacted by other events that have occurred thus far in the fourth quarter. The Company’s assessment of the impact from the California Wildfires and such other events, which remains at a very preliminary stage, is based on, among other things, initial industry insured loss estimates, market share analysis, the application of its modeling techniques, a review of its in-force contracts and potential uncertainties relating to reinsurance recoveries. It is difficult at this time to provide an accurate estimate of the financial impact of these events, including as a result of the preliminary nature of the information available, the preliminary nature of the information provided thus far by industry participants, the magnitude and recent occurrence of the events, and other factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2017 and 2016, respectively. The following also includes a discussion of our liquidity and capital resources at September 30, 2017. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2016. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Ireland, Singapore, the United Kingdom, and the United States. We aspire to be the world’s best underwriter by matching well-structured risks with efficient sources of capital and our mission is to produce superior returns for our shareholders over the long term. We seek to accomplish these goals by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive and innovative solutions, leveraging our core capabilities of risk assessment and information management, investing in these core capabilities in order to serve our customers across the cycles that have historically characterized our markets and keeping our promises. Our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our financial performance and in respect of which we believe we have delivered superior performance over time.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2017, compared to the third quarter of 2016.

Three months ended September 30,	2017	2016	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$640,269	$430,224	$210,045
Net premiums written	$483,221	$284,222	$198,999
Net premiums earned	$547,792	$346,521	$201,271
Net claims and claim expenses incurred	1,221,696	112,575	1,109,121
Acquisition expenses	76,761	80,580	(3,819)
Operational expenses	42,537	40,493	2,044
Underwriting (loss) income	$(793,202)	$112,873	$(906,075)

Net investment income	$40,257	$51,423	$(11,166)
Net realized and unrealized gains on investments	42,052	59,870	(17,818)
Change in net unrealized gains on fixed maturity investments available for sale	—	(113)	113
Total investment result	$82,309	$111,180	$(28,871)

Net (loss) income	$(703,494)	$188,061	$(891,555)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(504,812)	$146,825	$(651,637)

Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(12.75)	$3.56	$(16.31)
Dividends per common share	$0.32	$0.31	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	220.8%	45.7%	175.1%
Net claims and claim expense ratio – prior accident years	2.2%	(13.2)%	15.4%
Net claims and claim expense ratio – calendar year	223.0%	32.5%	190.5%
Underwriting expense ratio	21.8%	34.9%	(13.1)%
Combined ratio	244.8%	67.4%	177.4%

Return on average common equity - annualized	(47.2)%	13.5%	(60.7)%

Book value	September 30, 2017	June 30, 2017	Change
Book value per common share	$100.00	$113.08	$(13.08)
Accumulated dividends per common share	17.68	17.36	0.32
Book value per common share plus accumulated dividends	$117.68	$130.44	$(12.76)
Change in book value per common share plus change in accumulated dividends	(11.3)%

Balance sheet highlights	September 30, 2017	June 30, 2017	Change
Total assets	$15,044,924	$13,705,680	$1,339,244
Total shareholders’ equity attributable to RenaissanceRe	$4,403,012	$4,955,255	$(552,243)

Net loss attributable to RenaissanceRe common shareholders was $504.8 million in the third quarter of 2017, compared to net income available to RenaissanceRe common shareholders of $146.8 million in the third quarter of 2016, a decrease of $651.6 million. As a result of our net loss attributable to RenaissanceRe common shareholders in the third quarter of 2017, we generated an annualized return on average common equity of negative 47.2% and our book value per common share decreased from $113.08 at June 30, 2017 to $100.00 at September 30, 2017, an 11.3% decrease, after considering the change in accumulated dividends paid to our common shareholders and the impact of 270 thousand common shares being repurchased in open market transactions during the third quarter of 2017, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the third quarter of 2017, on a comparative basis to the third quarter of 2016, include:

•
Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake and certain losses associated with aggregate loss contracts (“Q3 2017 Aggregate Losses”)(collectively referred to as the “Q3 2017 Large Loss Events”) - the Q3 2017 Large Loss Events had a net negative impact on the net loss attributable to RenaissanceRe common shareholders of $615.1 million and a net negative impact on our underwriting results of $838.7 million, adding 156.0 percentage points to our combined ratio in the third quarter of 2017. See below for additional information regarding the net negative impact of the Q3 2017 Large Loss Events.

Primarily as a result of the Q3 2017 Large Loss Events, we incurred an underwriting loss of $793.2 million and a combined ratio of 244.8% in the third quarter of 2017, compared to generating underwriting income of $112.9 million and a combined ratio 67.4%, respectively, in the third quarter of 2016. Our underwriting loss was comprised of our Property segment, which incurred an underwriting loss of $750.2 million and a combined ratio of 322.7%, and our Casualty and Specialty segment, which incurred an underwriting loss of $43.1 million and a combined ratio of 120.4%, each in the third quarter of 2017. The Q3 2017 Large Loss Events resulted in $808.6 million of underwriting losses in our Property segment, or 252.0 percentage points on its combined ratio in the third quarter of 2017, and $30.0 million of underwriting losses in our Casualty and Specialty segment, or 14.1 percentage points on its combined ratio in the third quarter of 2017. Our underwriting results are discussed in additional detail below in “Underwriting Results by Segment”;

•
Net Loss Attributable to Redeemable Noncontrolling Interests - net loss attributable to redeemable noncontrolling interests in the third quarter of 2017 was $204.3 million, compared to net income attributable to redeemable noncontrolling interests of $35.6 million in the third quarter of 2016, principally due to significant underwriting losses associated with Q3 2017 Large Loss Events incurred by DaVinciRe, and a decrease in our ownership in DaVinciRe to 23.5% at September 30, 2017, compared to 24.0% at September 30, 2016;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was a gain of $82.3 million in the third quarter of 2017, compared to a gain of $111.2 million in the third quarter of 2016, a decrease of $28.9 million. The decrease in our total investment result was principally driven by unrealized losses in our other investment portfolio, specifically our catastrophe bond portfolio, which was impacted by a number of large catastrophe events occurring in the third quarter of 2017, combined with lower unrealized gains on our equity investments trading portfolio primarily due to lower returns in the current quarter on certain larger positions; and

•
Equity in Earnings of Other Ventures - our equity in earnings of other ventures was $1.8 million in the third quarter of 2017, compared to a loss of $11.6 million in the third quarter of 2016, an improvement of $13.4 million. Principally impacting this improvement was the non-recurrence of equity in losses of other ventures during the third quarter of 2016, primarily the result of a $15.0 million loss related to the Company’s 50% ownership in Top Layer Re. During the third quarter of 2016, Top Layer Re reduced its estimated ultimate claim and claim expenses and related reinsurance recoverable associated with the 2011 Tohoku Earthquake to $Nil as a result of favorable loss emergence, resulting in an increase in underwriting income for Top Layer Re for the third quarter of 2016. However, the increase in underwriting income was more than offset by the reversal of an unrealized foreign exchange gain related to the reserve for claims and claim expenses, which were denominated in Japanese Yen. While Top Layer Re had fully hedged its net economic exposure to Japanese Yen associated with this loss since inception, because the hedged net liability went to $Nil, Top Layer Re recorded an unrealized foreign exchange loss for the third quarter of 2016. If the reserve for net claims and claim expenses had been paid in full, rather than being reduced to $Nil, there would have been no financial statement impact to Top Layer Re.
Net Negative Impact of the Q3 2017 Large Loss Events
Net negative impact from the Q3 2017 Large Loss Events includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost and earned profit commissions and redeemable noncontrolling interest. Our estimates are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Meaningful uncertainty regarding the estimates and the nature and extent of the losses from these events remains, driven by the magnitude and recent occurrence of each event, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things. We believe these estimates remain even more uncertain for the two more recent events, Hurricane Maria and the Mexico City Earthquake, because, among other things, recovery, insurance loss adjusting and exposure estimates are at earlier stages. Furthermore, seismic events such as the Mexico City Earthquake generally have longer development periods than windstorm events, which may be amplified in this instance by dynamics such as the risk of geological liquefaction and the potential for uncertainty in claims adjudication. In respect of Hurricane Maria, recovery efforts remain ongoing, with continuing power outages, infrastructure damage, communications disruptions and other issues complicating loss mitigation and estimation. Accordingly, our actual net negative impact from the events noted above, both individually and in the aggregate, will vary from these preliminary estimates, perhaps materially. Changes in these estimates will be recorded in the period in which they occur.
See the financial data below for additional information detailing the net negative impact of the Q3 2017 Large Loss Events on our consolidated financial statements in the third quarter of 2017.

Three months ended September 30, 2017	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Mexico City Earthquake	Q3 2017 Aggregate Losses	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(275,409)	$(300,536)	$(236,478)	$(68,068)	$(128,779)	$(1,009,270)
Reinstatement premiums earned	65,715	67,342	29,138	6,078	1,500	169,773
Ceded reinstatement premiums earned	(9,035)	(18,190)	(1,537)	(43)	—	(28,805)
(Lost) earned profit commissions	(11,358)	16,192	13,329	3,329	8,146	29,638
Net negative impact on underwriting result	(230,087)	(235,192)	(195,548)	(58,704)	(119,133)	(838,664)
Redeemable noncontrolling interest - DaVinciRe	39,089	69,152	63,064	14,254	38,000	223,559
Net negative impact on net loss attributable to RenaissanceRe common shareholders	$(190,998)	$(166,040)	$(132,484)	$(44,450)	$(81,133)	$(615,105)
Percentage point impact on consolidated combined ratio	30.1	32.9	29.9	9.2	21.4	156.0

Net negative impact on Property segment underwriting result	$(219,976)	$(232,783)	$(178,896)	$(57,860)	$(119,133)	$(808,648)
Net negative impact on Casualty and Specialty segment underwriting result	(10,111)	(2,409)	(16,652)	(844)	—	(30,016)
Net negative impact on underwriting result	$(230,087)	$(235,192)	$(195,548)	$(58,704)	$(119,133)	$(838,664)

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$325,395	$119,904	$205,491
Net premiums written	$269,393	$90,909	$178,484
Net premiums earned	$336,838	$172,661	$164,177
Net claims and claim expenses incurred	1,044,418	23,539	1,020,879
Acquisition expenses	17,514	21,663	(4,149)
Operational expenses	25,123	24,258	865
Underwriting (loss) income	$(750,217)	$103,201	$(853,418)

Net claims and claim expenses incurred – current accident year	$1,036,586	$42,062	$994,524
Net claims and claim expenses incurred – prior accident years	7,832	(18,523)	26,355
Net claims and claim expenses incurred – total	$1,044,418	$23,539	$1,020,879

Net claims and claim expense ratio – current accident year	307.7%	24.4%	283.3%
Net claims and claim expense ratio – prior accident years	2.4%	(10.8)%	13.2%
Net claims and claim expense ratio – calendar year	310.1%	13.6%	296.5%
Underwriting expense ratio	12.6%	26.6%	(14.0)%
Combined ratio	322.7%	40.2%	282.5%

Property Gross Premiums Written – In the third quarter of 2017, our Property segment gross premiums written increased by $205.5 million, or 171.4%, to $325.4 million, compared to $119.9 million in the third quarter of 2016. Excluding the impact of $164.7 million of reinstatement premiums written in our Property segment associated with the Q3 2017 Large Loss Events, gross premiums written in our Property segment increased $40.7 million, or 34.0%, in the third quarter of 2017 compared to the third quarter of 2016.
Excluding reinstatement premiums written associated with Q3 2017 Large Loss Events, the increase in gross premiums written in our Property segment was principally driven by the other property class of business where we were able to increase our participation on a select number of transactions and enter into certain new transactions we believe have comparably attractive risk-return attributes. Gross premiums written in our other property class of business were $81.9 million in the third quarter of 2017, an increase of $33.6 million, or 69.5%, compared to the third quarter of 2016. Excluding $2.5 million of reinstatement premiums written in the other property class of business in the third quarter of 2017 associated with the Q3 2017 Large Loss Events, gross premiums written increased $31.1 million, or 64.3%, in the third quarter of 2017 compared to the third quarter of 2016.
Gross premiums written in our catastrophe class of business were $243.5 million in the third quarter of 2017, an increase of $171.9 million, or 240.1%, compared to the third quarter of 2016. Excluding $162.2 million of reinstatement premiums written in our catastrophe class of business in the third quarter of 2017 associated with the Q3 2017 Large Loss Events, gross premiums written in our catastrophe class of business increased $9.7 million, or 13.5%, in the third quarter of 2017 compared to the third quarter of 2016, as we were able to enter into certain new contracts following the occurrence of the Q3 2017 Large Loss Events, while continuing to exercise underwriting discipline given prevailing market terms and conditions. Certain of these contracts are for partial periods of an original exposure period.
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
Property Ceded Premiums Written

Three months ended September 30,	2017	2016	Change
(in thousands)
Ceded premiums written - Property	$56,002	$28,995	$27,008

Ceded premiums written in our Property segment were $56.0 million in the third quarter of 2017, compared to $29.0 million in the third quarter of 2016, an increase of $27.0 million, principally driven by $27.4 million of ceded reinstatement premiums written associated with the Q3 2017 Large Loss Events.
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
Property Underwriting Results – Our Property segment incurred an underwriting loss of $750.2 million in the third quarter of 2017, compared to generating underwriting income of $103.2 million in the third quarter of 2016. In the third quarter of 2017, our Property segment generated a net claims and claim expense ratio of 310.1%, an underwriting expense ratio of 12.6% and a combined ratio of 322.7%, compared to 13.6%, 26.6% and 40.2%, respectively, in the third quarter of 2016. Principally impacting our Property segment underwriting result and combined ratio in the third quarter of 2017 were the Q3 2017 Large Loss Events, which resulted in an underwriting loss of $808.6 million and added 252.0 percentage points to the combined ratio.
Our Property segment experienced $7.8 million, or 2.4 percentage points, of adverse development on prior accident years net claims and claim expenses during the third quarter of 2017, compared to $18.5 million, or 10.8 percentage points, of favorable development on prior accident years net claims and claim expenses in the third quarter of 2016. The adverse development during the third quarter of 2017 was principally driven by increases in the estimated ultimate losses associated with aggregate losses from the 2016 underwriting year.
Profit Commissions and Fees

Three months ended September 30,	2017	2016	Change
(in thousands)
Profit commissions and fees	$32,690	$19,430	$13,260
Decrease in underwriting expense ratio	9.7%	11.3%	(1.6)%
Net impact of profit commissions and fees	$(9,850)	$31,036	$(40,886)

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
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, the majority of these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was an expense of $9.9 million in the third quarter of 2017, compared to income of $31.0 million in the third quarter of 2016. Included in profit commissions and fees and the net impact of profit commissions and fees in the third quarter of 2017 was a true-up of profit commissions associated with DaVinci, reflecting the impact of the Q3 2017 Large Loss Events on the year-to-date results of operations of DaVinci. This was partially offset by the reversal of profit commissions previously booked on various quota share retrocession agreements, also as a result of the Q3 2017 Large Loss Events. The true-up of profit commissions associated with DaVinci was reflected in acquisition and operating expenses as appropriate, and was principally offset in net loss attributable to noncontrolling interests in our consolidated statement of operations, resulting in no net earnings impact to us from these transactions.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$314,881	$310,320	$4,561
Net premiums written	$213,835	$193,313	$20,522
Net premiums earned	$210,961	$173,860	$37,101
Net claims and claim expenses incurred	177,433	89,844	87,589
Acquisition expenses	59,248	58,917	331
Operational expenses	17,389	16,217	1,172
Underwriting (loss) income	$(43,109)	$8,882	$(51,991)

Net claims and claim expenses incurred – current accident year	$172,675	$116,298	$56,377
Net claims and claim expenses incurred – prior accident years	4,758	(26,454)	31,212
Net claims and claim expenses incurred – total	$177,433	$89,844	$87,589

Net claims and claim expense ratio – current accident year	81.9%	66.9%	15.0%
Net claims and claim expense ratio – prior accident years	2.2%	(15.2)%	17.4%
Net claims and claim expense ratio – calendar year	84.1%	51.7%	32.4%
Underwriting expense ratio	36.3%	43.2%	(6.9)%
Combined ratio	120.4%	94.9%	25.5%

Casualty and Specialty Gross Premiums Written – In the third quarter of 2017, our Casualty and Specialty segment gross premiums written increased $4.6 million, or 1.5%, to $314.9 million, compared to $310.3 million in the third quarter of 2016. The $4.6 million increase was principally due to selective growth from new and existing business principally within certain of our casualty lines of business, partially offset by lower gross premiums written in our financial lines of business primarily the result of a large in-force, multi-year mortgage reinsurance contract written in the third quarter of 2016 which did not reoccur in the third quarter of 2017.
During 2016 and continuing through the third quarter of 2017, we experienced growth in a number of our casualty and specialty lines of business and will continue to seek selective growth opportunities on business we find attractive in our casualty and specialty operations through our underwriting platforms, including Bermuda, the U.S. and Syndicate 1458, although, given prevailing market conditions, we cannot assure you we will continue to do so.

Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2017	2016	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$101,046	$117,007	$(15,961)

Ceded premiums written in our Casualty and Specialty segment were $101.0 million in the third quarter of 2017 compared to $117.0 million in the third quarter of 2016, a decrease of $16.0 million, primarily reflecting decreased purchases of retrocessional reinsurance.
Casualty and Specialty Underwriting Results – Our Casualty and Specialty segment incurred an underwriting loss of $43.1 million and had a combined ratio of 120.4% in the third quarter of 2017, compared to underwriting income of $8.9 million and a combined ratio of 94.9% in the third quarter of 2016. The increase in the Casualty and Specialty segment combined ratio in the third quarter of 2017, compared to the third quarter of 2016, was principally driven by current accident year net claims and claim expenses associated with Hurricanes Harvey, Irma and Maria and the Mexico City Earthquake and 2.2 percentage points of adverse development on prior accident years net claims and claim expenses, partially offset by a 6.9 percentage point decrease in the underwriting expense ratio.
During the third quarter of 2017, the Casualty and Specialty segment experienced adverse development on prior accident years net claims and claim expenses of $4.8 million, or 2.2 percentage points, compared to $26.5 million, or 15.2 percentage points, of favorable development on prior accident years net claims and claim expenses in the third quarter of 2016. The adverse development during the third quarter of 2017 was principally driven by increased reported losses on a few large claims, partially offset by net favorable development on attritional net claims and claim expenses.
The 6.9 percentage point decrease in the Casualty and Specialty underwriting expense ratio in the third quarter of 2017, compared to the third quarter of 2016, was driven in part by a decrease in the net acquisition ratio, combined with a $37.1 million increase in net premiums earned which outpaced the $1.5 million increase in underwriting expenses
Profit Commissions and Fees

Three months ended September 30,	2017	2016	Change
(in thousands, except percentages)
Profit commissions and fees	$8,409	$9,483	$(1,074)
Decrease in underwriting expense ratio	4.0%	5.5%	(1.5)%

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

Net Investment Income

Three months ended September 30,	2017	2016	Change
(in thousands)
Fixed maturity investments	$45,305	$39,959	$5,346
Short term investments	2,771	1,174	1,597
Equity investments trading	930	797	133
Other investments
Private equity investments	6,371	4,572	1,799
Other	(11,491)	8,765	(20,256)
Cash and cash equivalents	352	246	106
	44,238	55,513	(11,275)
Investment expenses	(3,981)	(4,090)	109
Net investment income	$40,257	$51,423	$(11,166)

Net investment income was $40.3 million in the third quarter of 2017, compared to $51.4 million in the third quarter of 2016, a decrease of $11.2 million, principally driven by unrealized losses in our other investment portfolio, specifically our catastrophe bond portfolio included in Other in the table above, which was impacted by a number of large catastrophe events occurring in the third quarter of 2017.
Low interest rates in recent years have lowered the yields at which we invest our assets relative to longer-term historical levels. Recent increases in interest rates could have a longer-term positive impact on our investment income versus recent years.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $9.8 million in the third quarter of 2017, compared to unrealized gains of $9.4 million in the third quarter of 2016.
Net Realized and Unrealized Gains on Investments

Three months ended September 30,	2017	2016	Change
(in thousands)
Gross realized gains	$16,343	$20,383	$(4,040)
Gross realized losses	(6,126)	(3,363)	(2,763)
Net realized gains on fixed maturity investments	10,217	17,020	(6,803)
Net unrealized gains (losses) on fixed maturity investments trading	5,545	(4,235)	9,780
Net realized and unrealized (losses) gains on investments-related derivatives	(4,020)	1,727	(5,747)
Net realized gains on equity investments trading	13,675	127	13,548
Net unrealized gains on equity investments trading	16,635	45,231	(28,596)
Net realized and unrealized gains on investments	$42,052	$59,870	$(17,818)

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
Net realized and unrealized gains on investments were $42.1 million in the third quarter of 2017, compared to net realized and unrealized gains of $59.9 million in the third quarter of 2016, a decrease of $17.8 million. Included in net realized and unrealized gains on investments are the following components:

•
net realized and unrealized gains on equity investments trading of $30.3 million in the third quarter of 2017, compared to net realized and unrealized gains of $45.4 million in the third quarter of 2016, a decrease of $15.0 million, driven by the weaker performance of a number of our larger equity positions during the third quarter of 2017;

•
net realized and unrealized gains on our portfolio of fixed maturity investments trading of $15.8 million during the third quarter of 2017, compared to net realized and unrealized gains of $12.8 million in the third quarter of 2016, an increase of $3.0 million, principally driven by a slight increase in interest rates across the yield curve in the third quarter of 2017, compared to a more significant upward shift in the yield curve generating losses in the third quarter of 2016; and

•
net realized and unrealized losses on certain investments-related derivatives of $4.0 million in the third quarter of 2017, compared to gains of $1.7 million in the third quarter of 2016, reflecting weaker performance of $5.7 million.

Net Foreign Exchange Losses

Three months ended September 30,	2017	2016	Change
(in thousands)
Foreign exchange losses	$(156)	$(5,986)	$5,830

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates are recognized in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations and investment portfolio, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
Equity in Earnings (Losses) of Other Ventures

Three months ended September 30,	2017	2016	Change
(in thousands)
Top Layer Re	$2,722	$(14,951)	$17,673
Tower Hill Companies	(383)	3,422	(3,805)
Other	(545)	(101)	(444)
Total equity in earnings (losses) of other ventures	$1,794	$(11,630)	$13,424

Equity in earnings (losses) of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Tower Hill Insurance Group, LLC, Tower Hill Holdings, Inc., Tower Hill Re Ltd. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Equity in earnings of other ventures was $1.8 million, compared to equity in losses of other ventures of $11.6 million in the third quarter of 2016, an increase of $13.4 million. As previously described, equity in losses of other ventures during the third quarter of 2016 was primarily impacted by a $15.0 million loss related to our 50% ownership in Top Layer Re.
In addition, we recorded equity in losses of the Tower Hill Companies of $0.4 million in the third quarter of 2017, compared to earnings of $3.4 million in the third quarter of 2016, a decrease of $3.8 million, principally due to an estimate of losses associated with certain catastrophe events occurring in the third quarter of 2017 impacting the profitably of the Tower Hill Companies.

Other Income

Three months ended September 30,	2017	2016	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$2,793	$2,195	$598
Other items	203	73	130
Total other income	$2,996	$2,268	$728

In the third quarter of 2017, we generated other income of $3.0 million, compared to other income of $2.3 million in the third quarter of 2016, an increase of $0.7 million.
Corporate Expenses

Three months ended September 30,	2017	2016	Change
(in thousands)
Corporate expenses	$4,413	$11,537	$(7,124)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $4.4 million in the third quarter of 2017, compared to $11.5 million in the third quarter of 2016. During the third quarter of 2016 we incurred expenses associated with an executive retirement which did not repeat in the third quarter of 2017.
Income Tax Benefit

Three months ended September 30,	2017	2016	Change
(in thousands)
Income tax benefit	$18,977	$1,316	$17,661

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
We recognized an income tax benefit of $19.0 million in the third quarter of 2017, compared to a benefit of $1.3 million in the third quarter of 2016, principally driven by higher pre-tax GAAP losses in our U.S.-based operations primarily due to underwriting losses associated with the Q3 2017 Large Loss Events.
Net Loss (Income) Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2017	2016	Change
(in thousands)
Net loss (income) attributable to redeemable noncontrolling interests	$204,277	$(35,641)	$239,918

Our net loss (income) attributable to redeemable noncontrolling interests was a net loss of $204.3 million in the third quarter of 2017, compared to net income of $35.6 million in the third quarter of 2016, a change of $239.9 million, principally due to underwriting losses associated with the Q3 2017 Large Loss Events incurred by DaVinciRe, and a decrease in our ownership in DaVinciRe to 23.5% at September 30, 2017, compared to 24.0% at September 30, 2016.
We expect our ownership in DaVinciRe to fluctuate over time. See “Note 8. Noncontrolling Interests” and “Note 16. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the first nine months of 2017, compared to the first nine months of 2016.

Nine months ended September 30,	2017	2016	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,389,774	$2,051,485	$338,289
Net premiums written	$1,583,102	$1,315,813	$267,289
Net premiums earned	$1,296,102	$1,051,529	$244,573
Net claims and claim expenses incurred	1,557,364	406,930	1,150,434
Acquisition expenses	248,294	215,177	33,117
Operational expenses	131,586	147,801	(16,215)
Underwriting (loss) income	$(641,142)	$281,621	$(922,763)

Net investment income	$148,745	$134,410	$14,335
Net realized and unrealized gains on investments	143,538	191,295	(47,757)
Change in net unrealized gains on fixed maturity investments available for sale	—	(472)	472
Total investment result	$292,283	$325,233	$(32,950)

Net (loss) income	$(356,870)	$538,798	$(895,668)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(241,318)	$411,145	$(652,463)

Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(6.04)	$9.71	$(15.75)
Dividends per common share	$0.96	$0.93	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	120.4%	46.0%	74.4%
Net claims and claim expense ratio – prior accident years	(0.2)%	(7.3)%	7.1%
Net claims and claim expense ratio – calendar year	120.2%	38.7%	81.5%
Underwriting expense ratio	29.3%	34.5%	(5.2)%
Combined ratio	149.5%	73.2%	76.3%

Return on average common equity - annualized	(7.4)%	12.6%	(20.0)%

Book value	September 30, 2017	December 31, 2016	Change
Book value per common share	$100.00	$108.45	$(8.45)
Accumulated dividends per common share	17.68	16.72	0.96
Book value per common share plus accumulated dividends	$117.68	$125.17	$(7.49)
Change in book value per common share plus change in accumulated dividends	(6.9)%

Balance sheet highlights	September 30, 2017	December 31, 2016	Change
Total assets	$15,044,924	$12,352,082	$2,692,842
Total shareholders’ equity attributable to RenaissanceRe	$4,403,012	$4,866,577	$(463,565)

Net loss attributable to RenaissanceRe common shareholders was $241.3 million in the first nine months of 2017, compared to net income available to RenaissanceRe common shareholders of $411.1 million in the first nine months of 2016, a decrease of $652.5 million. As a result of our net loss attributable to RenaissanceRe common shareholders in the first nine months of 2017, we generated an annualized return on average common equity of negative 7.4% and our book value per common share decreased from $108.45 at December 31, 2016 to $100.00 at September 30, 2017, a 6.9% decrease, after considering the change in accumulated dividends paid to our common shareholders, and the impact of repurchasing an aggregate of 1.3 million common shares in open market transactions during the first nine months of 2017, as detailed in “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.
The most significant events affecting our financial performance during the first nine months of 2017, on a comparative basis to the first nine months of 2016, include:

•
Q3 2017 Large Loss Events - the Q3 2017 Large Loss Events had a net negative impact on our net loss attributable to RenaissanceRe common shareholders of $615.1 million and a net negative impact on our underwriting results of $838.7 million, adding 66.6 percentage points to our combined ratio in the first nine months of 2017. See below for additional information regarding the net negative impact of the Q3 2017 Large Loss Events.

Primarily as a result of the Q3 2017 Large Loss Events, we incurred an underwriting loss of $641.1 million and had a combined ratio of 149.5% in the first nine months of 2017, compared to generating underwriting income of $281.6 million and having a combined ratio of 73.2%, respectively, in the first nine months of 2016. Our underwriting loss in the first nine months of 2017 was comprised of our Property segment, which incurred an underwriting loss of $552.2 million, and our Casualty and Specialty segment, which incurred an underwriting loss of $89.6 million, each in the first nine months of 2017. The Q3 2017 Large Loss Events resulted in $808.6 million of underwriting losses in our Property segment, or 139.3 percentage points on its combined ratio in the first nine months of 2017, and $30.0 million of underwriting losses in our Casualty and Specialty segment, or 6.4 percentage points on its combined ratio in the first nine months of 2016.
Our underwriting result and combined ratio in the first nine months of 2016 were impacted by the 2016 Texas Events and the Fort McMurray Wildfire, which resulted in $54.9 million of underwriting losses and added 5.6 percentage points to our combined ratio. The underwriting losses resulting from the 2016 Texas Events and the Fort McMurray Wildfire were all within our Property segment, and added 13.3 to its combined ratio. Our underwriting results are discussed in additional detail below in “Underwriting Results by Segment”;

•
Net Loss Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $132.3 million in the first nine months of 2017, compared to net income attributable to redeemable noncontrolling interests of $110.9 million in the first nine months of 2016. The decrease was principally due to significant underwriting losses associated with the Q3 2017 Large Loss Events incurred by DaVinciRe, and a decrease in the Company’s ownership in DaVinciRe to 23.5% at September 30, 2017, compared to 24.0% at September 30, 2016; and

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was a gain of $292.3 million in the first nine months of 2017, compared to a gain of $325.2 million in the first nine months of 2016. Impacting the investment result were higher returns in our equity investments trading and private equity portfolios and higher net investment income due to higher average invested assets in our fixed maturity investments trading portfolio, partially offset by lower unrealized gains in our fixed maturity investments trading portfolio driven by the flattening of the yield curve during the first nine months of 2017, compared to the first nine months of 2016, which experienced a pronounced downward shift in the yield curve.

Net Negative Impact of the Q3 2017 Large Loss Events
The financial data below provides additional details regarding the net negative impact of the Q3 2017 Large Loss Events on our consolidated financial statements in the first nine months of 2017.

Nine months ended September 30, 2017	Hurricane Harvey	Hurricane Irma	Hurricane Maria	Mexico City Earthquake	Q3 2017 Aggregate Losses	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(275,409)	$(300,536)	$(236,478)	$(68,068)	$(128,779)	$(1,009,270)
Reinstatement premiums earned	65,715	67,342	29,138	6,078	1,500	169,773
Ceded reinstatement premiums earned	(9,035)	(18,190)	(1,537)	(43)	—	(28,805)
(Lost) earned profit commissions	(11,358)	16,192	13,329	3,329	8,146	29,638
Net negative impact on underwriting result	(230,087)	(235,192)	(195,548)	(58,704)	(119,133)	(838,664)
Redeemable noncontrolling interest - DaVinciRe	39,089	69,152	63,064	14,254	38,000	223,559
Net negative impact on net loss attributable to RenaissanceRe common shareholders	$(190,998)	$(166,040)	$(132,484)	$(44,450)	$(81,133)	$(615,105)
Percentage point impact on consolidated combined ratio	16.3	16.9	14.4	4.4	9.2	66.6

Net negative impact on Property segment underwriting result	$(219,976)	$(232,783)	$(178,896)	$(57,860)	$(119,133)	$(808,648)
Net negative impact on Casualty and Specialty segment underwriting result	(10,111)	(2,409)	(16,652)	(844)	—	(30,016)
Net negative impact on underwriting result	$(230,087)	$(235,192)	$(195,548)	$(58,704)	$(119,133)	$(838,664)

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$1,345,271	$1,058,816	$286,455
Net premiums written	$895,728	$674,361	$221,367
Net premiums earned	$716,024	$538,953	$177,071
Net claims and claim expenses incurred	1,116,273	125,618	990,655
Acquisition expenses	75,117	71,176	3,941
Operational expenses	76,841	79,441	(2,600)
Underwriting (loss) income	$(552,207)	$262,718	$(814,925)

Net claims and claim expenses incurred – current accident year	$1,133,241	$163,130	$970,111
Net claims and claim expenses incurred – prior accident years	(16,968)	(37,512)	20,544
Net claims and claim expenses incurred – total	$1,116,273	$125,618	$990,655

Net claims and claim expense ratio – current accident year	158.3%	30.3%	128.0%
Net claims and claim expense ratio – prior accident years	(2.4)%	(7.0)%	4.6%
Net claims and claim expense ratio – calendar year	155.9%	23.3%	132.6%
Underwriting expense ratio	21.2%	28.0%	(6.8)%
Combined ratio	177.1%	51.3%	125.8%

Property Gross Premiums Written
In the first nine months of 2017, our Property segment gross premiums written increased by $286.5 million, or 27.1%, to $1.3 billion, compared to $1.1 billion in the first nine months of 2016. Excluding the impact of $164.7 million of reinstatement premiums written in our Property segment associated with the Q3 2017 Large Loss Events, and $12.0 million associated with the 2016 Texas Events and the Fort McMurrary Wildfire in the first nine months of 2016, gross premiums written in our Property segment increased $133.7 million, or 12.8%, in the first nine months of 2017, compared to the first nine months of 2016. We increased our participation on a select number of transactions and entered into certain new transactions we believe have comparably attractive risk-return attributes. As a result, we grew our other property and catastrophe classes of business, while continuing to exercise underwriting discipline given prevailing market terms and conditions.
Gross premiums written in our other property class of business were $275.8 million in the first nine months of 2017, an increase of $93.7 million, or 51.4%, compared to the third quarter of 2016. Excluding $2.5 million of reinstatement premiums written in our other property class of business in the first nine months of 2017 associated with the Q3 2017 Large Loss Events, gross premiums written in our other property class of business increased $91.2 million, or 50.0%, in the first nine months of 2017, compared to the first nine months of 2016.
Gross premiums written in our catastrophe class of business were $1.1 billion in the first nine months of 2017, an increase of $192.8 million, or 22.0%, compared to the first nine months of 2016. Excluding $162.2 million of reinstatement premiums written in our catastrophe class of business associated with the Q3 2017 Large Loss Events in the first nine months of 2017, and $12.0 million associated with the 2016 Texas Events and the Fort McMurrary Wildfire in the first nine months of 2016, gross premiums written in our catastrophe class of business increased $42.5 million, or 4.9%, in the first nine months of 2017, compared to the first nine months of 2016.
Property Ceded Premiums Written

Nine months ended September 30,	2017	2016	Change
(in thousands)
Ceded premiums written - Property	$449,543	$384,455	$65,088

Ceded premiums written in our Property segment increased $65.1 million to $449.5 million in the first nine months of 2017, compared to $384.5 million in the first nine months of 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio and $27.4 million of ceded reinstatement premiums written associated with the Q3 2017 Large Loss Events.
Property Underwriting Results
Our Property segment incurred an underwriting loss of $552.2 million in the first nine months of 2017, compared to generating underwriting income of $262.7 million in the first nine months of 2016, a decrease of $814.9 million. In the first nine months of 2017, our Property segment generated a net claims and claim expense ratio of 155.9%, an underwriting expense ratio of 21.2% and a combined ratio of 177.1%, compared to 23.3%, 28.0% and 51.3%, respectively, in the first nine months of 2016.
Principally impacting our Property segment underwriting result and combined ratio in the first nine months of 2017 were the Q3 2017 Large Loss Events, which resulted in an underwriting loss of $808.6 million and added 139.3 percentage points to the combined ratio. The underwriting result and combined ratio in the first nine months of 2016 were impacted by the 2016 Texas Events and the Fort McMurray Wildfire, which resulted in $54.9 million of underwriting losses and added 13.3 percentage points to our Property segment combined ratio.
Our Property segment experienced favorable development on prior accident years net claims and claim expenses of $17.0 million, or 2.4 percentage points, in the first nine months of 2017, compared to $37.5 million, or 7.0 percentage points, in the first nine months of 2016. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Profit Commissions and Fees

Nine months ended September 30,	2017	2016	Change
(in thousands)
Profit commissions and fees	$74,580	$51,777	$22,803
Decrease in underwriting expense ratio	10.4%	9.6%	0.8%
Net impact of profit commissions and fees	$56,150	$83,763	$(27,613)

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
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, the majority of these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was $56.2 million and $83.8 million in the first nine months of 2017 and 2016, respectively. Included in profit commissions and fees and net impact of profit commissions and fees in the third quarter of 2017 was a true-up of profit commissions associated with DaVinci reflecting the impact of the Q3 2017 Large Loss

Events on the year-to-date results of operations of DaVinci. This was partially offset by the reversal of profit commissions previously booked on various quota share retrocession agreements, also as a result of the Q3 2017 Large Loss Events. The true-up of profit commissions associated with DaVinci was reflected in acquisition and operating expenses as appropriate, and was principally offset in net loss attributable to noncontrolling interests in our consolidated statement of operations, resulting in no net earnings impact to us from these transactions.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2017	2016	Change
(in thousands, except percentages)
Gross premiums written	$1,044,510	$992,669	$51,841
Net premiums written	$687,381	$641,452	$45,929
Net premiums earned	$580,085	$512,576	$67,509
Net claims and claim expenses incurred	441,801	282,117	159,684
Acquisition expenses	173,179	144,001	29,178
Operational expenses	54,708	68,261	(13,553)
Underwriting (loss) income	$(89,603)	$18,197	$(107,800)

Net claims and claim expenses incurred – current accident year	$427,786	$320,444	$107,342
Net claims and claim expenses incurred – prior accident years	14,015	(38,327)	52,342
Net claims and claim expenses incurred – total	$441,801	$282,117	$159,684

Net claims and claim expense ratio – current accident year	73.7%	62.5%	11.2%
Net claims and claim expense ratio – prior accident years	2.5%	(7.5)%	10.0%
Net claims and claim expense ratio – calendar year	76.2%	55.0%	21.2%
Underwriting expense ratio	39.2%	41.4%	(2.2)%
Combined ratio	115.4%	96.4%	19.0%

Casualty and Specialty Gross Premiums Written
In the first nine months of 2017, our Casualty and Specialty segment gross premiums written increased $51.8 million, or 5.2%, to $1,044.5 million, compared to $992.7 million in the first nine months of 2016. The $51.8 million increase was principally due to selective growth from existing business and private placements within certain of our casualty lines of business, partially offset by a decrease in financial lines of business primarily as a result of a large, in-force multi-year mortgage reinsurance contract written in the first nine months of 2016, that did not reoccur in the first nine months of 2017. Financial lines of business, and more specifically, mortgage reinsurance, are prone to significant gross premiums written volatility and can be influenced by a small number of relatively large transactions.

Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2017	2016	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$357,129	$351,217	$5,912

Ceded premiums written in our Casualty and Specialty segment increased $5.9 million, to $357.1 million, in the first nine months of 2017, compared to $351.2 million in the first nine months of 2016, primarily reflecting purchases of retrocessional reinsurance as part of the management of our risk portfolio in support of the growth in gross premiums written in our Casualty and Specialty segment.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $89.6 million in the first nine months of 2017, compared to underwriting income of $18.2 million in the first nine months of 2016. In the first nine months of 2017, our Casualty and Specialty segment generated a net claims and claim expense ratio of 76.2%, an underwriting expense ratio of 39.2% and a combined ratio of 115.4%, compared to 55.0%, 41.4% and 96.4%, respectively, in the first nine months of 2016.
The increase in our Casualty and Specialty segment’s combined ratio was driven by a 21.2 percentage point increase in the net claims and claim expense ratio in the first nine months of 2017 to 76.2%, compared to 55.0% in the first nine months of 2016, and was comprised of an increase in our Casualty and Specialty segment current accident year net claims and claim expenses ratio and adverse development on prior accident years net claims and claim expenses.
Current accident year net claims and claim expenses in our Casualty and Specialty segment were primarily impacted by net claims and claim expenses from Hurricanes Harvey, Irma and Maria, and the Mexico City Earthquake, combined with higher attritional net claims and claim expenses.
Our Casualty and Specialty segment experienced adverse development on prior accident years net claims and claim expenses of $14.0 million, or 2.5 percentage points, during the first nine months of 2017, compared to favorable development of $38.3 million, or 7.5 percentage points, in the first nine months of 2016. The adverse development during the first nine months of 2017 was principally driven by $33.5 million of adverse development associated with the change in the Ogden Rate. Offsetting the adverse development due to the impact of the Ogden Rate change was $17.0 million of net favorable development in the first nine months of 2017 related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business and $2.5 million of net favorable development associated with actuarial assumption changes. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Profit Commissions and Fees

Nine months ended September 30,	2017	2016	Change
(in thousands, except percentages)
Profit commissions and fees	$17,937	$19,900	$(1,963)
Decrease in underwriting expense ratio	3.1%	3.9%	(0.8)%

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

Net Investment Income

Nine months ended September 30,	2017	2016	Change
(in thousands)
Fixed maturity investments	$133,080	$122,056	$11,024
Short term investments	7,476	3,401	4,075
Equity investments trading	2,630	3,325	(695)
Other investments
Private equity investments	20,784	(430)	21,214
Other	(4,520)	17,109	(21,629)
Cash and cash equivalents	836	584	252
	160,286	146,045	14,241
Investment expenses	(11,541)	(11,635)	94
Net investment income	$148,745	$134,410	$14,335

Net investment income was $148.7 million in the first nine months of 2017, compared to $134.4 million in the first nine months of 2016, an increase of $14.3 million. Impacting our net investment income for the first nine months of 2017 were improved returns in our portfolio of private equity investments and higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets, partially offset by unrealized losses in our other investment portfolio, specifically our catastrophe bond portfolio, which was impacted by a number of large catastrophe events occurring in the third quarter of 2017.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $2.7 million and gains of $6.1 million in the first nine months of 2017 and 2016, respectively.
Net Realized and Unrealized Gains on Investments

Nine months ended September 30,	2017	2016	Change
(in thousands)
Gross realized gains	$43,053	$60,794	$(17,741)
Gross realized losses	(29,902)	(25,832)	(4,070)
Net realized gains on fixed maturity investments	13,151	34,962	(21,811)
Net unrealized gains on fixed maturity investments trading	48,940	125,501	(76,561)
Net realized and unrealized losses on investments-related derivatives	(4,344)	(26,873)	22,529
Net realized gains on equity investments trading	49,736	14,038	35,698
Net unrealized gains on equity investments trading	36,055	43,667	(7,612)
Net realized and unrealized gains on investments	$143,538	$191,295	$(47,757)

Net realized and unrealized gains on investments were $143.5 million in the first nine months of 2017, compared to $191.3 million in the first nine months of 2016, a decrease of $47.8 million. Included in our net realized and unrealized gains on investments were:

•
net realized and unrealized gains on our fixed maturity investments trading of $62.1 million in the first nine months of 2017, compared to gains of $160.5 million in the first nine months of 2016. The $98.4 million decrease was principally driven by lower unrealized gains driven by the flattening of the yield curve during the first nine months of 2017, compared to the first nine months of 2016 which experienced a pronounced downward shift in the yield curve;

•
net realized and unrealized gains on equity investments trading of $85.8 million in the first nine months of 2017, compared to net realized and unrealized gains of $57.7 million in the first nine months of 2016, an improvement of $28.1 million, principally driven by the strong performance of a number of our equity positions in the first nine months of 2017; and

•
net realized and unrealized losses on certain investments-related derivatives of $4.3 million in the first nine months of 2017, compared to losses of $26.9 million in the first nine months of 2016, an improvement of $22.5 million, primarily due to the yield curve movements noted above.

Net Foreign Exchange Gains (Losses)

Nine months ended September 30,	2017	2016	Change
(in thousands)
Foreign exchange gains (losses)	$11,118	$(8,368)	$19,486

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates are recognized in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations and investment portfolio, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
Equity in Earnings (Losses) of Other Ventures

Nine months ended September 30,	2017	2016	Change
(in thousands)
Top Layer Re	$7,864	$(10,283)	$18,147
Tower Hill Companies	(1,235)	7,519	(8,754)
Other	(799)	(1,233)	434
Total equity in earnings (losses) of other ventures	$5,830	$(3,997)	$9,827

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
Equity in earnings of other ventures was $5.8 million in the first nine months of 2017, compared to equity in losses of $4.0 million in the first nine months of 2016, an increase of $9.8 million. Equity in losses of other ventures in the first nine months of 2016 was primarily impacted by a $10.3 million loss related to the Company’s 50% ownership in Top Layer Re described above.
In addition, we recorded equity in losses of the Tower Hill Companies of $1.2 million in the first nine months of 2017, compared to earnings of $7.5 million in the first nine months of 2016, a decrease of $8.8 million, principally due to an estimate of losses associated with certain catastrophe events occurring in the third quarter of 2017 impacting the profitability of the Tower Hill Companies.
Other Income

Nine months ended September 30,	2017	2016	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$7,425	$9,526	(2,101)
Other	(372)	(525)	153
Total other income	$7,053	$9,001	$(1,948)

In the first nine months of 2017, we generated other income of $7.1 million, compared to $9.0 million in the first nine months of 2016, a decrease of $1.9 million, driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.

Corporate Expenses

Nine months ended September 30,	2017	2016	Change
(in thousands)
Corporate expenses	$14,335	$25,514	$(11,179)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $11.2 million, to $14.3 million, in the first nine months of 2017, compared to $25.5 million in the first nine months of 2016. During the first nine months of 2016 we incurred expenses associated with an executive retirement which did not repeat in the first nine months of 2017.
Income Tax Benefit (Expense)

Nine months ended September 30,	2017	2016	Change
(in thousands)
Income tax benefit (expense)	$14,739	$(8,040)	$22,779

In the first nine months of 2017, we recognized an income tax benefit of $14.7 million, compared to an income tax expense of $8.0 million in the first nine months of 2016, principally driven by pre-tax GAAP losses in our U.S.-based operations primarily due to underwriting losses associated with the Q3 2017 Large Loss Events in the first nine months of 2017, compared to pre-tax GAAP income in our U.S.-based operations in the first nine months of 2016.
Net Loss (Income) Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2017	2016	Change
(in thousands)
Net loss (income) attributable to redeemable noncontrolling interests	$132,338	$(110,867)	$243,205

Our net loss attributable to redeemable noncontrolling interests was $132.3 million in the first nine months of 2017, compared to net income of $110.9 million in the first nine months of 2016. The $243.2 million decrease in net income attributable to redeemable noncontrolling interests was principally due to underwriting losses associated with the Q3 2017 Large Loss Events incurred by DaVinciRe and a decrease in our ownership of DaVinciRe to 23.5% at September 30, 2017, compared to 24.0% at September 30, 2016. We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time. See “Note 8. Noncontrolling Interests” and “Note 16. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.
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

In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. See “Capital Resources” section below.
However, as previously discussed, we experienced a net negative impact of $615.1 million from the Q3 2017 Large Loss Events. As we would expect following events of this magnitude, it was necessary for RenaissanceRe to contribute capital to certain of its principal operating subsidiaries to ensure they were able to maintain levels of capital adequacy and liquidity in compliance with various laws and regulations, support rating agency capital requirements, pay valid claims quickly and be adequately capitalized to pursue business opportunities as they arise. Net capital contributions by RenaissanceRe to our principal operating subsidiaries, net of dividends and return of capital received by RenaissanceRe from our principal operating subsidiaries, were $112.3 million during the first nine months of 2017. We believe RenaissanceRe and our principal operating subsidiaries continue to be adequately capitalized following the Q3 2017 Large Loss Events and these capital contributions.
In comparison, during the first nine months of 2016, dividends and return of capital by our principal operating subsidiaries to RenaissanceRe, net of capital contributions by RenaissanceRe to our principal operating subsidiaries, were $245.3 million.
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. At September 30, 2017, we believe the statutory capital and surplus of our group exceeded the minimum amount required to be maintained under Bermuda law. Our 2016 group BSCR was filed with the BMA in advance of the May 31, 2017 filing deadline, and we exceeded the minimum amount required to be maintained under Bermuda law.
Class 3A, 3B and 4 insurers and insurance groups are also required to prepare and publish a financial condition report (“FCR”), which was introduced to the regulatory regime in 2016 as part of the measures undertaken to achieve Solvency II equivalence. The FCR provides, among other things, details of measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer/insurance group. We applied for, and received, approval from the BMA to file a consolidated group FCR, inclusive of our Bermuda-domiciled insurance subsidiaries and Top Layer Re. Our group FCR was filed in advance of the June 30, 2017 deadline and is available on our website.
Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At September 30, 2017, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
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

U.K. Subsidiaries
Underwriting capacity, or stamp capacity, of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). The amount of FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At September 30, 2017, the stamp capacity approved by Lloyd’s for Syndicate 1458 was £353.2 million based on its business plan originally approved in November 2016 (December 31, 2016 - £353.2 million based on its business plan originally approved in November 2016).
At September 30, 2017, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £381.9 million (December 31, 2016 - £351.7 million). Actual FAL posted for Syndicate 1458 at September 30, 2017 by RenaissanceRe CCL was £381.9 million, supported by a $180.0 million letter of credit and a $316.6 million deposit of cash and fixed maturity securities. Effective May 25, 2017, the then existing FAL letters of credit issued for the account of Renaissance Reinsurance, with stated amounts of $380 million and £90 million, were amended. Pursuant to the amendment, the stated amount of the $380 million letter of credit was reduced to $180 million and the £90 million letter of credit was cancelled. See “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this facility.
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law that uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At September 30, 2017, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
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
Cash Flows

Nine months ended September 30,	2017	2016
(in thousands)
Net cash provided by operating activities	$621,702	$380,365
Net cash (used in) provided by investing activities	(214,857)	25,728
Net cash used in financing activities	(256,022)	(420,964)
Effect of exchange rate changes on foreign currency cash	9,596	1,316
Net increase (decrease) in cash and cash equivalents	160,419	(13,555)
Cash and cash equivalents, beginning of period	421,157	506,885
Cash and cash equivalents, end of period	$581,576	$493,330

2017
During the first nine months of 2017, our cash and cash equivalents increased $160.4 million, to $581.6 million at September 30, 2017, compared to $421.2 million at December 31, 2016.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first nine months of 2017 were $621.7 million, compared to cash flows provided by operating activities of $380.4 million during the first nine months of 2016. Cash flows provided by operating activities during the first nine months of 2017 were primarily the result of certain adjustments to reconcile our net loss of $356.9 million to net cash provided by operating activities, including:

•
an increase in our reserve for claims and claim expenses of $2.3 billion as a result of claims and claims expenses incurred of $2.9 billion, partially offset by claims payments of $613.3 million, each largely driven by the Q3 2017 Large Loss Events;

•	an increase in unearned premiums of $481.5 million due to the timing of renewals and a $360.5 million increase in reinsurance balances payable due to the timing of payments of our premiums ceded;

•	a corresponding increase of $1.3 billion in our reinsurance recoverable given the increase in net claims and claim expenses noted above and recoverables associated with the Q3 2017 Large Loss Events;

•
decreases in premiums receivable and deferred acquisition costs of $533.9 million and $99.6 million, respectively, due to the timing of payments of our gross premiums written and amortization of of deferred acquisition costs, respectively; and

•	an increase of $194.5 million in our prepaid reinsurance premiums due to ceded premiums written associated renewals in the first nine months of 2017.
Cash flows used in investing activities. During the first nine months of 2017, our cash flows used in investing activities were $214.9 million, principally reflecting net purchases of fixed maturity investments and short term investments of $135.3 million and $146.3 million, respectively, partially offset by net sales of equity investments trading of $61.6 million.
Cash flows used in financing activities. Our cash flows used in financing activities in the first nine months of 2017 were $256.0 million, and were principally the result of:

•
the repayment in full at maturity of the aggregate principal amount of $250.0 million of our Series B 7.50% Senior Notes due 2017 assumed in connection with the acquisition of Platinum and originally issued by Platinum Underwriters Finance, Inc.;

•	the settlement of $188.6 million of common share repurchases;

•	dividends paid on our common and preferred shares of $38.6 million and $16.8 million, respectively; and

•	net outflows of $44.2 million related to a net return of capital to third-party shareholders, principally in DaVinciRe and Medici; partially offset by

•	net inflows of $295.9 million associated with the issuance of $300.0 million of our 3.450% Senior Notes due July 1, 2027, net of underwriting discount.
2016
During the first nine months of 2016, our cash and cash equivalents decreased $13.6 million, to $493.3 million at September 30, 2016, compared to $506.9 million at December 31, 2015.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first nine months of 2016 were $380.4 million. Cash flows provided by operating activities during the first nine months of 2016 were primarily the result of certain adjustments to reconcile our net income of $538.8 million to net cash provided by operating activities, including:

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
Cash flows provided by investing activities. During the first nine months of 2016, our cash flows provided by investing activities were $25.7 million, principally reflecting net sales of equity investments trading and short term investments of $183.1 million and $128.9 million, respectively, partially offset by net purchases of fixed maturity investments and other investments of $229.9 million and $56.8 million, respectively.
Cash flows used in financing activities. Our cash flows used in financing activities in the first nine months of 2016 were $421.0 million, and were principally the result of the settlement of $309.4 million of common share repurchases, net outflows of $45.5 million related to a net return of capital to third-party shareholders, principally in DaVinciRe and Medici, and $38.9 million and $16.8 million of dividends paid on our common and preferred shares, respectively.
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
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At September 30, 2017	At December 31, 2016	Change
(in thousands)
Common shareholders’ equity	$4,003,012	$4,466,577	$(463,565)
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,403,012	4,866,577	(463,565)
3.450% Senior Notes due 2027	295,179	—	295,179
3.700% Senior Notes due 2025	297,225	296,948	277
5.75% Senior Notes due 2020	249,188	248,941	247
Series B 7.50% Senior Notes due 2017	—	255,352	(255,352)
4.750% Senior Notes due 2025 (DaVinciRe) (1)	147,653	147,422	231
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	$1,239,245	$1,198,663	$40,582
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,642,257	$6,065,240	$(422,983)

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

During the first nine months of 2017, our total shareholders’ equity attributable to RenaissanceRe and debt decreased by $423.0 million, to $5.6 billion.
Our shareholders’ equity attributable to RenaissanceRe decreased $463.6 million during the first nine months of 2017 principally as a result of:

•	our comprehensive loss attributable to RenaissanceRe of $225.5 million;

•	our repurchase of 1.3 million shares in open market transactions at an aggregate cost of $188.6 million, and at an average share price of $142.67; and

•	$38.6 million and $16.8 million of dividends on our common and preference shares, respectively.
During the first nine months of 2017, our debt increased $40.6 million primarily driven by the June 29, 2017 issuance of $300.0 million of our 3.450% Senior Notes due July 1, 2027, partially offset by the June 1, 2017 repayment in full at maturity of $250.0 million of our Series B 7.50% Senior Notes assumed in connection with the acquisition of Platinum and originally issued by Platinum Underwriters Finance, Inc. and the amortization of deferred debt issuance costs and the amortization related to these notes.
Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At September 30, 2017	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	99,168
Uncommitted Standby Letter of Credit Facility with NAB	4,356
Bilateral Letter of Credit Facility with Citibank Europe	192,715
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$476,239

Funds at Lloyd’s Letter of Credit Facilities
Specialty Risks FAL Facility	£10,000
Total credit facilities in pound sterling	£10,000

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
Multi-Beneficiary Reinsurance Trusts
Effective October 19, 2017, assets held under trust with respect to our multi-beneficiary reinsurance trusts totaled $1,074.3 million and $307.3 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $1,071.2 million and $306.3 million, respectively, at September 30, 2017.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at September 30, 2017 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $49.5 million and $62.2 million for Renaissance Reinsurance and DaVinci, respectively, compared to the minimum amount required under U.S. state regulations of $48.6 million and $61.7 million, respectively.

Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 23.5% at September 30, 2017 (December 31, 2016 - 24.0%). See “Note 8. Noncontrolling Interests” and “Note 16. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.
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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of October 27, 2017 are presented below.

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

Investments
The table below shows our invested assets:

	September 30, 2017		December 31, 2016		Change
(in thousands, except percentages)
U.S. treasuries	$2,956,952	30.7%	$2,617,894	28.1%	$339,058
Agencies	41,109	0.5%	90,972	1.0%	(49,863)
Municipal	521,220	5.4%	519,069	5.6%	2,151
Non-U.S. government (Sovereign debt)	177,855	1.8%	333,224	3.6%	(155,369)
Non-U.S. government-backed corporate	121,892	1.3%	133,300	1.4%	(11,408)
Corporate	2,028,750	21.0%	1,877,243	20.2%	151,507
Agency mortgage-backed	499,310	5.2%	462,493	5.0%	36,817
Non-agency mortgage-backed	299,530	3.1%	258,944	2.7%	40,586
Commercial mortgage-backed	263,029	2.7%	409,747	4.4%	(146,718)
Asset-backed	183,322	1.9%	188,358	2.0%	(5,036)
Total fixed maturity investments, at fair value	7,092,969	73.6%	6,891,244	74.0%	201,725
Short term investments, at fair value	1,497,262	15.5%	1,368,379	14.7%	128,883
Equity investments trading, at fair value	402,035	4.2%	383,313	4.1%	18,722
Other investments, at fair value	548,492	5.6%	549,805	5.9%	(1,313)
Total managed investment portfolio	9,540,758	98.9%	9,192,741	98.7%	348,017
Investments in other ventures, under equity method	101,420	1.1%	124,227	1.3%	(22,807)
Total investments	$9,642,178	100.0%	$9,316,968	100.0%	$325,210

At September 30, 2017, we held investments totaling $9.6 billion, compared to $9.3 billion at December 31, 2016. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, refer to “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value of measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, senior secured bank loan funds, hedge funds, and other investments). At September 30, 2017, our portfolio of equity investments trading totaled $402.0 million, or 4.2%, of our total investments (December 31, 2016 - $383.3 million or 4.1%). Our portfolio of other investments totaled $548.5 million, or 5.6%, of our total investments at September 30, 2017 (December 31, 2016 - $549.8 million or 5.9%).

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2017	December 31, 2016	Change
(in thousands)
Catastrophe bonds	$332,044	$335,209	$(3,165)
Private equity partnerships	196,280	191,061	5,219
Senior secured bank loan funds	19,572	22,040	(2,468)
Hedge funds	596	1,495	(899)
Total other investments	$548,492	$549,805	$(1,313)

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the first nine months of 2017 is income of $1.9 million (2016 - loss of $3.4 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity partnerships and other investments of $895.1 million, of which $576.1 million has been contributed at September 30, 2017. Our remaining commitments to these investments at September 30, 2017 totaled $324.2 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2017, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2016. We consider these contractual obligations when assessing our liquidity requirements. During the nine months ended September 30, 2017, other than as disclosed in “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to Consolidated Financial Statements”, with respect to an increase in our reserve for claims and claim expenses, and “Note 7. Debt and Credit Facilities” in our “Notes to Consolidated Financial Statements” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources”, with respect to our long term debt obligations, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2016.
CURRENT OUTLOOK
Property Exposed Market Developments
Over the past several years, notwithstanding the occurrence of a number of significant loss events, the global property catastrophe insurance and reinsurance markets have in general manifested growing levels of industry-wide capital held. At the same time, reinsurance demand for many coverages and solutions has not grown at the pace of this growth in available capital. In respect of the January 2017 and mid-year 2017 property catastrophe reinsurance renewals, we believe that supply, principally from traditional market participants and increasingly complemented by alternative capital providers, more than offset market demand, resulting in a continued reduction of overall market pricing on a risk-adjusted basis, except for, in general, recent loss impacted treaties and contracts.
The insurance and reinsurance markets were impacted by Hurricanes Harvey, Irma and Maria and the Mexico City Earthquake in the third quarter of 2017 and additional events, most notably the devastating wildfires in many areas of the state of California, in the fourth quarter of 2017 to date. Modeling firms, analysts and other industry observers have estimated that, in the aggregate, the impact of these events to the industry could approach or potentially exceed $100 billion. Given the nature and breadth of these events, losses have affected an unusually large number of regions, and, accordingly, insureds, reinsurance lines and reinsurers. In additional to traditional market firms, we estimate, based on media reports and public statements by market participants, that retrocessional markets, alternative capital providers, collateralized coverage providers and other non-traditional firms have absorbed a meaningful share of these losses. As a result, we currently believe that the January 2018 renewal markets could be subject to uncertainties relating to factors such as the ability of and speed by which such parties recapitalize, whether new entrants form and at what pace, and uncertainties arising from the commitment of existing collateral.
We currently believe that industry conditions are likely to improve in respect of the January 2018 renewal season, and anticipate that both loss affected transactions and lines and other coverages in the sector will experience beneficial changes. However, at this time we cannot assess with certainty the degree or breadth of such developments, how long they may be sustained, or the degree to which we may benefit from such developments, should they occur.

In addition to pricing, market conditions are increasingly impacted by an erosion of terms and conditions, for which we believe the reinsurance market is being undercompensated or in some instances uncompensated. Notwithstanding the favorable market developments we currently anticipate in respect of the coming renewal season, it is possible that, as in recent periods, a meaningful portion of the business ceded to the reinsurance market will remain priced below levels we find acceptable, or will be characterized by contractual terms and conditions we do not find to be acceptable, absent the advent of significant new developments. Furthermore, cedants in many of the key markets we serve are large and increasingly sophisticated. They may be able to manage large retentions, access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value-added service. While we believe we are well positioned to compete for business we find attractive, these dynamics may limit the degree to which the market improves favorably in the near term, or continue to introduce or exacerbate long-term challenges in our markets.
Casualty and Specialty Exposed Market Developments
In the markets in which our Casualty and Specialty segment operates, we continue to expect casualty insurance and reinsurance capacity to remain abundant during 2018, notwithstanding events such as the Ogden Rate change and the relatively high level of specialty industry loss events in recent periods. In recent periods, the U.S. casualty reinsurance market overall has continued to reflect a soft pricing environment and we assessed that many programs and treaties did not meet our pricing standards. In the near term, we now anticipate that terms and conditions in respect of lines business affected by the large catastrophe events of the third quarter of 2017 should improve and that other areas of the casualty and specialty may show positive adjustments. Moreover, we continue to believe that pockets of niche or specialty casualty lines may provide attractive opportunities for stronger or well-positioned reinsurers and that we are well positioned to compete for business we do find attractive given our strong ratings, expanded product offerings, and increased U.S. market presence. For example, market demand for protection in financial lines, particularly in respect of mortgage reinsurance, has grown in recent periods, contributing to our recent specialty and casualty growth.
However, specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. We cannot assure you that these positive dynamics will manifest, that any overall market increase in demand will materialize or that we will participate fully in positive changes if they do occur. We intend to seek to maintain strong underwriting discipline and, in light of prevailing market conditions, cannot provide assurance that we will succeed in growing or maintaining our current combined in-force book of business.
General Economic Conditions
Underlying economic conditions in several of the key markets we serve have been generally stable in 2017, with our core markets, including the U.S., experiencing moderate economic growth and increases in prevailing interest rates. However, many of the key markets we serve may continue to be adversely impacted by the financial and fiscal instability of several European jurisdictions and certain large developing economies, including the impacts of political instability in the Middle East, Ukraine, Russia and other jurisdictions.
We continue to believe that meaningful risk remains for continued uncertainty, economic weakness or adverse disruptions in general economic and financial market conditions. Moreover, any future economic growth may be at a comparatively suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, impact the risk-adjusted attractiveness and absolute returns and yields of our investment portfolio, or weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations or asset devaluation, among other things. Our specialty and casualty reinsurance and Lloyd’s portfolios in particular can be exposed to risks arising from economic weakness or dislocations, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business. In addition, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be higher during a period of economic weakness. Any of the foregoing or other outcomes of a period of economic weakness could adversely impact our financial position or results of operations.
The sustained environment of low interest rates in recent years lowered the yields at which we invest our assets relative to longer-term historical levels. More recently, we have seen increases in interest rates, and as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, the yield on our portfolio may be favorably impacted by the increasing interest rate environment. However, such an increase in prevailing interest rates could contribute to higher realized and unrealized losses associated with our currently invested assets in the near term. While it is possible yields will improve in future periods, we are unable to predict with certainty when conditions will substantially improve, or the pace of any such improvement.
We continue to monitor the risk that our principal markets will experience increased inflationary conditions, which would cause costs related to our claims and claim expenses to increase and impact the performance of our investment portfolio, among other things. The onset, duration and severity of an inflationary period cannot be estimated with precision.
Legislative and Regulatory Update
In June 2016, U.S. House of Representatives leadership released a Tax Reform Task Force Blueprint which, among other things, recommended the U.S. move to a consumption or destination-based tax system and adopt corresponding border adjustments taxing imports. During the first half of 2017, the House Ways and Means Committee explored adopting the concepts of the Tax Reform Task Force Blueprint into law. If adopted, these proposals could materially adversely impact the insurance and reinsurance industry and our own results of operations. In particular, the enactment of such legislation could substantially decrease the exportability of risk and reduce our access to capital and business as a whole. Such legislation may also result in increased prices for our products and services, which could cause a decrease in demand for these products and services. It is also possible that border adjustments could result in retaliatory actions by other countries.
In April 2017, the Trump Administration released a statement of principles relating to personal and corporate tax reform. Among other things, the statement of principles called for the adoption of a 15% business tax rate, the imposition of a territorial U.S. tax system, a one-time tax on U.S. assets held in other jurisdictions, and the elimination of certain tax breaks for specific types of economic activity or transactions. The statement of principles did not address the border adjustment proposals reflected in the Tax Reform Task Force Blueprint.
The House and Senate have both announced that they intend to release specific legislation language for tax rate changes and potential tax reform shortly. Based on media reports, we understand that these proposals may call for the adoption of a 20% business tax rate, the imposition of a territorial U.S. tax system or components thereof, a one-time tax on U.S. assets held in other jurisdictions, and the elimination or reduction of wide range of deductions or credits. In addition, it has been reported that one or both chambers of Congress may propose changes that would limit or deny U.S. insurers and reinsurers the deduction for reinsurance placed with non-U.S. affiliates. There have also been media reports of other proposed changes that would impact our industry, including reconsideration of past proposals in respect of passive foreign investment company rules. In general, such changes, if adopted as drafted, would increase taxation of certain activities and structures in our industry. However, at this time material uncertainty remains as to the possibility, terms, likelihood and timing of any U.S. tax law change. We cannot provide assurance as to likelihood of passage or precise impact of any of these proposed or other potential changes.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and, among other things, authorized the Federal Emergency Management Agency (“FEMA”) to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In January 2017, FEMA announced that, acting under authority contemplated by the Biggert-Waters Bill, it had secured reinsurance protection for the NFIP effective January 1, 2017 through January 1, 2018. Under the agreement, participating reinsurers agreed to indemnify FEMA for flood claims on an occurrence basis; the layer is structured to cover 26% of losses between $4 billion and $8 billion. It is possible this program will continue in future periods and may encourage other U.S. federal programs to explore private market risk transfer initiatives; however, we cannot assure you that any such developments will in fact occur, or that if they do transpire we will succeed in participating.
The statutory authorization for the operation and continuation of the NFIP was scheduled to expire in September 2017, but Congress has extended the authorization to December 8, 2017. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. Draft language also would direct FEMA to consider policy holders who drop an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that such legislation could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, reauthorization of the NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. We cannot assure you that such legislation will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
In recent years, market conditions for insurance in the state of Florida have been significantly impacted by the increasingly prevalent utilization of a practice referred to as “assignment of benefits,” or “AOB”. An AOB is an instrument executed by a primary policyholder that is deemed to permit certain third parties, such as water extraction companies, roofers, or plumbers, to “stand in the shoes” of the insured and seek direct payments from the policyholder’s insurance company. According to the Florida Office of Insurance Regulation (the “OIR”), while there were 405 AOB lawsuits across Florida in 2006, that number rose to 28,200 in 2016. Moreover, according to the OIR, claims with an AOB have a much higher degree of severity than claims without one. For example, since 2010 the frequency of water claims has risen by 46% and the severity of water claims has risen by 28%. As a result, we believe that usage of AOBs is contributing significantly to loss trends in Florida and is having an impact on the profitability and financial condition of certain of the state’s domestic property insurance companies. While both private companies and the OIR are exploring non-statutory means to mitigate these issues, legislative reforms proposed over the last several years have not been enacted. A continuation of these trends could weaken or potentially impair primary insurance companies, reduce demand for reinsurance and discourage the strengthening of the private insurance market that we believe had otherwise been evident in Florida. Such trends would adversely impact the Florida market and many of the companies we seek to serve.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2016, during the first nine months of 2017. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the third quarter of 2017, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$485,145
July 1 - 31, 2017	24,828	$141.86	2,128	$139.05	22,700	$142.12	(3,226)
August 1 - 2, 2017	20,602	$147.85	—	$—	20,602	$147.85	(3,046)
August 2, 2017 - renewal of authorized share repurchase program of $500.0 million							21,127
Dollar amount available to be repurchased							500,000
August 3 - 31, 2017	187,532	$145.77	2,456	$148.25	185,076	$145.74	(26,973)
September 1 - 30, 2017	41,955	$135.53	—	$—	41,955	$135.53	(5,686)
Total	274,917	$144.01	4,584	$143.98	270,333	$144.01	$467,341

During the first nine months of 2017, pursuant to our publicly announced share repurchase program, we repurchased an aggregate of 1.3 million common shares in open market transactions at an aggregate cost of $188.6 million and an average price of $142.67 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
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
RENAISSANCERE HOLDINGS LTD.

Date: November 1, 2017	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 1, 2017	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)